Form 10-K
period 1996-12-31
OGE ENERGY CORP
filed 1997-03-24
CIK 1021635

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1996       Commission File Number 1-12579

                                OGE Energy Corp.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                      73-1481638
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)
       101 North Robinson
          P.O. Box 321
    Oklahoma City, Oklahoma                                73101-0321
  (Address of principal executive offices)                 (Zip Code)
  Registrant's telephone number, including area code:  405-553-3000

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class                Name of each exchange on which
       so registered                    each class is registered
    -------------------                ------------------------------
      Common Stock           New York Stock Exchange and Pacific Stock Exchange
 Rights to Purchase-
  Series A Preferred Stock   New York Stock Exchange and Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    As of February 28, 1997, Common Shares outstanding were 40,373,991. Based upon the closing price on the New York Stock Exchange on February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Company was: Common Stock $1,694,877,891.

    The  proxy   statement  for  the  1997  annual  meeting  of  shareowners  is incorporated by reference into Part III of this Report.

================================================================================




                                TABLE OF CONTENTS
ITEM                                                                      PAGE
----                                                                      ----
                                     PART I

Item 1.  Business.........................................................  1
         The Company .....................................................  1
         Electric Operations..............................................  2
                  General.................................................  2
                  Regulation and Rates....................................  5
                  Rate Structure, Load Growth and Related Matters.........  8
                  Fuel Supply.............................................  9
         Enogex........................................................... 10
         Finance and Construction......................................... 13
         Environmental Matters............................................ 15
         Employees........................................................ 16

Item 2.  Properties....................................................... 17

Item 3.  Legal Proceedings. .............................................. 18

Item 4.  Submission of Matters to a Vote of Security Holders.............. 20

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................  25

Item 6.  Selected Financial Data.........................................  26

Item 7.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.....................  27

Item 8.  Financial Statements and Supplementary Data.....................  36

Item 9.  Changes in and Disagreements with Accountants
                   and Financial Disclosure .............................  63

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............  63

Item 11. Executive Compensation..........................................  63

Item 12. Security Ownership of Certain Beneficial
                        Owners and Management............................  63

Item 13. Certain Relationships and Related Transactions..................  63

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K....................................  63

                                     PART I

ITEM 1.  BUSINESS.
------------------

                                   THE COMPANY


     OGE Energy Corp. (the "Company") is a newly-formed public utility holding company which was incorporated in August 1995 in the State of Oklahoma. The Company became the parent holding company of Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. on December 31, 1996 pursuant to a mandatory share exchange whereby each share of outstanding common stock of OG&E was exchanged on a share-for-share basis for common stock of the Company. Immediately following this exchange, OG&E transferred its shares of Enogex stock to the Company and Enogex became a direct subsidiary of the Company.

     The Company now serves as the parent company to OG&E, Enogex and any other companies that may be formed within the organization in the future. The new holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from its non-utility businesses. At December 31, 1996, the Company was not engaged in any business independent of that conducted through its subsidiaries OG&E and Enogex Inc. and Enogex Inc.'s subsidiaries (collectively, "Enogex")

     The Company's principal subsidiary is OG&E and, accordingly, the Company's financial results and condition are substantially dependent at this time on the financial results and conditions of OG&E. OG&E is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in the State of Oklahoma. OG&E sold its retail gas business in 1928 and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,647,300 kilowatts.

     Enogex owns and operates over 3,500 miles of natural gas transmission and gathering pipelines, has interests in six gas processing plants, markets natural gas and natural gas products and invests in the drilling for and production of crude oil and natural gas.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997 and the remaining $5 million becomes effective March 1, 1998. The Order also directed OG&E to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000.

     On June 18, 1996, the Arkansas Public Service Commission ("APSC") staff and OG&E filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that OG&E pays Enogex and recovers through its fuel clause for transporting natural gas to OG&E's gas-fired generating stations. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for a further discussion of the orders.

     In 1994, the Company restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced the Company's workforce by approximately 900 employees.

     In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted OG&E to: (i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce OG&E's electric rates during such period by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" and Note 10 of Notes to Consolidated Financial Statements for a further discussion of the OCC's orders in February 1997 and February and October 1994.

     The Company's executive offices are located at 101 North Robinson, P. O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone (405) 553-3000.


                               ELECTRIC OPERATIONS

GENERAL


     OG&E furnishes retail electric service in 274 communities and their contiguous rural and suburban areas. During 1996, five other communities and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area, with an estimated population of 1.7 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 279 communities served, 248 are located in Oklahoma and 31 in Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1996, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

     OG&E's system control area peak demand as reported by the system dispatcher for the year was approximately 5,150 megawatts, and occurred on July 2, 1996. OG&E's native load was approximately 4,851 megawatts on July 2, 1996, resulting in a capacity margin of approximately 20.6 percent. As reflected in the table below and in the operating statistics on page 4, total kilowatt-hour sales increased 1.5 percent in 1996 as compared to an increase of 7.0 percent in 1995 and a 9.0 percent decrease in 1994. In 1996, kilowatt-hour sales to OG&E customers ("system sales") increased slightly due to continued customer growth and a return to more normal weather. Sales to other utilities ("off-system sales") decreased in 1996. However, off-system sales are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales. In 1995 and 1994, factors which resulted in variations in total kilowatt-hour sales included: (i) continued customer growth and (ii) the decrease in off-system sales in 1994.

     Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                               Inc/              Inc/              Inc/
                       1996   (Dec)      1995   (Dec)      1994   (Dec)
-------------------------------------------------------------------------
System Sales         21,541     3.4%   20,828     0.9%   20,642     2.2%
Off-System Sales      1,475   (20.4%)   1,852   232.6%      557   (82.1%)
                     ------            ------            ------
Total Sales          23,016     1.5%   22,680     7.0%   21,199    (9.0%)
                     ======            ======            ======

     OG&E is subject to competition in some areas from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

     Besides competition from other suppliers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. In April 1996, the Federal Energy Regulatory Commission ("FERC") issued two final rules, Orders 888 and 889, regarding non-discriminatory open access transmission service. These orders may have a significant impact on wholesale markets. Also, numerous states are considering proposals to require "retail wheeling" which is the delivery of power generated by a third party to retail customers. The OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. The Oklahoma legislature also is considering legislation to permit increased competition at the retail level by July 2002. The Energy Act, these proposals and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for a further discussion of these matters.

     Electric and magnetic fields ("EMFs") surround all electric tools and appliances, internal home wiring and external power lines such as those owned by OG&E. During the last several years considerable attention has focused on possible health effects from EMFs. While some studies indicate a possible weak correlation, other similar studies indicate no correlation between EMFs and health effects. The nation's electric utilities, including OG&E, have participated with the Electric Power Research Institute ("EPRI") in the sponsorship of more than $75 million in research to determine the possible health effects of EMFs. In addition, the Edison Electric Institute ("EEI") is helping fund $65 million for EMF studies over a five-year period, that began in 1994. One-half of this amount is expected to be funded by the federal government, and two-thirds of the non-federal funding is expected to be provided by the electric utility industry. Through its participation with the EPRI and EEI, OG&E will continue its support of the research with regard to the possible health effects of EMFs. OG&E is dedicated to delivering electric service in a safe, reliable, environmentally acceptable and economical manner.


                        OKLAHOMA GAS AND ELECTRIC COMPANY

                          CERTAIN OPERATING STATISTICS

                                                           Year Ended December 31
                                                       1996         1995         1994
                                                       ----         ----         ----

ELECTRIC ENERGY:
   (Millions of Kwh)
   Generation (exclusive of station use) ......        21,253       20,639       18,325
   Purchased ..................................         3,564        3,578        4,387
                                                   ----------   ----------   ----------
       Total generated and purchased...........        24,817       24,217       22,712
   Company use, free service and losses........        (1,801)      (1,537)      (1,513)
                                                   ----------   ----------   ----------
       Electric energy sold....................        23,016       22,680       21,199
                                                   ==========   ==========   ==========

ELECTRIC ENERGY SOLD:
   (Millions of Kwh)
   Residential.................................         7,143        6,848        6,739
   Commercial and industrial...................        11,161       10,963       10,886
   Public street and highway lighting..........            67           66           66
   Other sales to public authorities...........         2,096        2,087        2,018
   Sales for resale............................         2,549        2,716        1,490
                                                   ----------   ----------   ----------
      Total....................................        23,016       22,680       21,199
                                                   ==========   ==========   ==========

ELECTRIC OPERATING REVENUES:
   (Thousands)
     Electric Revenues:
      Residential..............................    $  479,574   $  471,313   $  476,441
      Commercial and industrial................       530,213      512,212      549,528
      Public street and highway lighting.......         9,367        9,115        9,294
      Other sales to public authorities........        98,209       95,660       99,789
      Sales for resale.........................        60,141       63,340       43,001
      Provision for rate refund ...............        (1,221)      (2,437)      (3,417)
      Miscellaneous............................        24,054       19,084       22,262
                                                   ----------   ----------   ----------
       Total Electric Revenues.................    $1,200,337   $1,168,287   $1,196,898
                                                   ==========   ==========   ==========

NUMBER OF ELECTRIC CUSTOMERS:
   (At end of period)
   Residential.................................       588,778      583,741      578,044
   Commercial and industrial...................        84,032       82,577       81,175
   Public street and highway lighting..........           249          249          249
   Other sales to public authorities...........        10,688       10,340       10,198
   Sales for resale............................            41           43           39
                                                   ----------   ----------   ----------
       Total...................................       683,788      676,950      669,705
                                                   ==========   ==========   ==========

RESIDENTIAL ELECTRIC SERVICE:
   Average annual use (Kwh)....................        12,178       11,786       11,724
   Average annual revenue......................    $   817.62   $   811.10   $   828.86
   Average price per Kwh (cents)...............          6.71         6.88         7.07

REGULATION AND RATES


     OG&E's retail electric tariffs in Oklahoma are regulated by the OCC, and in Arkansas by the APSC. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the Department of Energy has jurisdiction over some of OG&E's facilities and operations.

     As part of the corporate reorganization whereby the Company became the holding company parent of OG&E, OG&E obtained the approval of the OCC. The order of the OCC authorizing OG&E to reorganize into a holding company structure contains certain provisions which, among other things, ensure the OCC access to the books and records of the Company and its affiliates relating to transactions with OG&E; require the Company and its subsidiaries to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and prohibit the Company from pledging OG&E assets or income for affiliate transactions.

     For the year ended December 31, 1996, approximately 88 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and five percent to the FERC.

     RECENT  REGULATORY  MATTERS:  On February 11, 1997, the OCC issued an order
     ----------------------------
that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997 and the remaining $5 million becomes effective March 1, 1998. OG&E had filed an application in June 1996 with the OCC for an annual electric utility rate reduction of $14.2 million. On October 14, 1996, the staff of the OCC and the Oklahoma Attorney General recommended that OG&E lower its annual revenues by $94.5 and $79.8 million, respectively. In a separate recommendation, the Oklahoma Industrial Energy Consumers proposed a $107.8 million annual OG&E rate reduction. On December 18, 1996, OG&E and the intervenors proposed a $50 million settlement. The OCC voted to approve OG&E's proposed settlement agreement on January 23, 1997, allowing OG&E to lower its electric rates by $50 million. The order approving the rate reduction also provides for an incentive program designed to encourage future generation cost savings to be shared by OG&E and its customers. This program gives OG&E the opportunity to lessen the impact of the $50 million reduction, if future cost savings are achieved. See Note 10 of Notes to Consolidated Financial Statements.

     The February 11, 1997 order also directed OG&E to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000 and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. In 1996, approximately $44 million or 19 percent of Enogex's revenues were attributable to transporting gas for OG&E. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations.

     On June 18, 1996, the APSC staff and OG&E filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that OG&E pays Enogex and recovers through its fuel clause for transporting natural gas to OG&E's gas-fired generating stations. On July 11, 1996, the APSC issued an order that, among other things, required OG&E to refund approximately $4.5 million in 1996 to its Arkansas retail electric customers. The $4.5 million refund was recorded as a provision for a potential refund prior to August 1996.

     On February 25, 1994, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by approximately $17 million annually and required OG&E to refund approximately $41.3 million. Of the $41.3 million refund, $39.1 million was associated with revenues prior to January 1, 1994, while the remaining $2.2 million related to 1994. The entire $41.3 million refund related to the OCC's disallowance of a portion of the fees paid by OG&E to Enogex for prior transportation and related gas gathering services. Of the $17 million annual rate reduction, approximately $9.9 million reflects the OCC's reduction of the amount to be recovered by OG&E from its Oklahoma customers for the future performance of such services by Enogex for OG&E. In accordance with the OCC's rate order and a stipulation approved by the OCC in July 1991, OG&E's electric rates were designed to permit OG&E to earn a 12 percent regulatory return on equity and the OCC staff was precluded from initiating an investigation of OG&E's rates for three years from February 25, 1994, unless OG&E's regulatory return on equity exceeded 12.75 percent.

     In 1994, the Company underwent a significant restructuring effort and redesign of its operations to more favorably position itself for the competitive electric utility environment. The Company incurred $63.4 million of restructuring costs in 1994. Pending an OCC order, OG&E deferred the costs associated with the VERP and severance package in the third quarter of 1994. Between August 1 and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted OG&E to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced OG&E's electric rates during such period by approximately $15 million annually, effective January 1995. Labor savings from the VERP and severance package have substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million. Labor savings in 1994, 1995 and 1996 approximated the amortization of the deferred amount and therefore, did not significantly impact 1994, 1995 and 1996 results. However, approximately $6.5 million in other restructuring expenses reduced 1994 earnings by $0.10 per share. At December 31, 1996, the deferred amount was $3.8 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other.

     On October 5, 1994, the OCC issued an order instructing the OCC staff of the Public Utility Division ("PUD") to move forward with the development of OCC rules to implement the mandates of Sections 111 and 115 of the National Energy Policy Act of 1992 (the "Energy Act"), requiring OG&E and other electric utilities to each submit 20-year Integrated Resource Plans ("IRP"). Following several technical conferences, in Order No. 398049, Cause No. RM 950000011 issued December 18, 1995, the OCC stated that it encourages Oklahoma electric and gas utilities to utilize IRP principles, but found it unnecessary to set new rules dictating requirements for IRP.

     Pursuant to an order from the APSC in July 1992, OG&E and other electric utilities serving customers in Arkansas were required to submit a 20-year IRP with the APSC. On October 10, 1995, the APSC issued Order No. 9, Docket No. 92-164-U, which recognized the shifting pressures on today's utility industry, the industry's good planning practices, the increasing competitive markets for energy services and the need for publicly available information on utility plans and planning processes. The APSC also recognized that long-term integrated resource planning under prescriptive regulatory guidelines is no longer the most appropriate or, more importantly, most effective means to protect the public interest. Therefore, the APSC is not utilizing the IRP.

     AUTOMATIC  FUEL  ADJUSTMENT  CLAUSES:  Variances in the actual cost of fuel
     -------------------------------------
used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

     NATIONAL  ENERGY  LEGISLATION:  The  National  Energy  Act of 1978  imposes
     ------------------------------
numerous responsibilities and requirements on OG&E. The Public Utility Regulatory Policies Act of 1978 requires electric utilities, such as OG&E, to purchase electric power from, and sell electric power to, qualified cogeneration facilities ("QFs") and small power production facilities. Generally stated, electric utilities must purchase electric energy and production capacity made available by QFs and small power producers at a rate reflecting the cost that the purchasing utility can avoid as a result of obtaining energy and production capacity from these sources; rather than generating an equivalent amount of energy itself or purchasing the energy or capacity from other suppliers. OG&E has entered into agreements with four such cogenerators. See "Finance and Construction." Electric utilities also must furnish electric energy to QFs on a non-discriminatory basis at a rate that is just and reasonable and in the public interest and must provide certain types of service which may be requested by QFs to supplement or back up those facilities' own generation.

     The Energy Act is expected to make some significant changes in the operations of the electric utility industry and the federal policies governing the generation and sale of electric power. The Energy Act, among other things, allows the FERC to order utilities to permit access to their electrical transmission systems and to transmit power produced by independent power producers at transmission rates set by the FERC. The Energy Act also provides funds to study electric vehicle technology, the effects of electric and magnetic fields, and institutes a tax credit for generating electricity using renewable energy sources. The Energy Act also is designed to promote competition in the development of wholesale power generation in the electric industry. It exempts a new class of independent power producers from regulation under the Public
Utility Holding Company Act of 1935 and allows the FERC to order "wholesale wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Also, numerous states are considering proposals to require "retail wheeling."

     In April 1996, FERC issued two final rules, Orders 888 and 889, which may have a significant impact on wholesale markets. These orders were subsequently amended in orders issued in March 1997. Order 888, which was preceded by a Notice of Proposed Rulemaking, referred to as the "Mega-NOPR," set forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS," formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. OG&E is complying with these new rules from the FERC.

     Another impact of complying with FERC's Order 888 is a requirement for utilities to offer a transmission tariff that includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how OG&E has historically integrated its load and resources. Under NTS, OG&E and participating customers share the total annual transmission cost, net of related transmission revenues, based upon each company's share of the total system load. At this time, the Company expects to incur approximately $1 million in start-up costs beginning in 1997 and a minimal annual expense increase, as a result of Orders 888 and 889.

     In accordance with FERC's direction regarding competition and alternative regulation of the electric energy utility market on the national scale, the OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. On June 6, 1996, the OCC issued a Notice of Inquiry proposing questions for comment. In response to the Notice of Inquiry, OG&E filed comments with the OCC on September 9, 1996. The comments listed, among other things, five critical issues that OG&E believes must be addressed to ensure a successful transition to a deregulated environment. These issues are:
(i) retail wheeling should be implemented in Oklahoma at the same time it is implemented and on the same terms in all surrounding states; (ii) stranded costs must be recovered; (iii) a level playing field must be established; (iv) state regulators role must be restructured; and (v) there must be no exceptions to the new rules. In addition, the Oklahoma State Senate has passed legislation that would permit increased competition at the retail level by July 2002. This proposed legislation authorizes the OCC, under the direction of a special task force comprised of members of the Oklahoma State Senate and the Oklahoma State House of Representatives, to undertake a series of studies to set the framework for electric utility industry competition. The proposed legislation calls for the OCC to report to the task force the results of its studies beginning in February 1998 with a report regarding independent system operators. Following a transition period, the proposed legislation would require the unbundling of generation, transmission and distribution services. Stranded costs would be recoverable over a 3 to 7 year period. At this time, it is uncertain whether or when such legislation will be approved by the House of Representatives. OG&E is not opposed to such legislation generally, provided the five issues noted above are addressed fairly.

     The Energy Act, these FERC actions, restructuring proposals in Oklahoma and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include the redesign and restructuring effort in 1994 and continuing actions to reduce fuel costs, both of which have resulted in lower retail rates, especially for industrial customers. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company intends to advocate this position vigorously.


RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS


     Two of OG&E's primary goals in its electric tariff designs are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient use of energy by all of its customers. In order to meet these goals, OG&E has reduced and restructured its rates to its key customers while at the same time implementing numerous energy efficiency programs and tariff schedules. In 1996, these programs and schedules included: (i) assistance programs that help residential customers live in comfortable homes with lower energy costs; (ii) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating; (iii) the PEAKS program, which provides credit on a customer's bill for the installation of a device that periodically cycles off the customer's central air conditioner during peak summer periods; (iv) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 300 kilowatts; and
(v) time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoons to non-peak hours. The February 11, 1997 order issued by the OCC, among other things, eliminated the PEAKS program and raised the minimum load curtailment per customer from 300 to 500 kilowatts.

     OG&E implemented a Real Time Pricing pilot program, for selected industrial customers, to keep its electric tariffs attractive and to control peak demand growth. Real Time Pricing is a service option which prices electricity so that current price varies hourly with short notice to reflect current expected cost. The technique will allow a measure of competitive pricing, a broadening of customer choice, balancing of electricity usage and capacity in the short and long term, and help customers control their costs.

     OG&E's 1996 marketing efforts included geothermal heat pumps, electrotechnologies, an electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. OG&E works closely with individual customers to provide the best information on how current technologies can be combined with OG&E's marketing programs to maximize the customer's benefit.

     The Company currently does not anticipate the need for new baseload generating plants in the foreseeable future. For further discussion, see "Finance and Construction."


FUEL SUPPLY


     During 1996, approximately 79 percent of the OG&E-generated energy was produced by coal-fired units and 21 percent by natural gas-fired units. It is estimated that the fuel mix for 1997 through 2001, based upon expected generation for these years, will be as follows:

                          1997        1998        1999        2000        2001
--------------------------------------------------------------------------------
Coal..................     82%         80%         80%         79%         79%
Natural Gas...........     18%         20%         20%         21%         21%

     The decline in the percentage of coal-fired generation relative to total generation will result from projected increases in natural gas-fired generation, not a reduction in Kwh of coal-fired generation.

     The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                          1996        1995        1994        1993        1992
--------------------------------------------------------------------------------
Coal..................   $0.83       $0.83       $0.78       $1.16       $1.18
Natural Gas...........   $3.61       $3.19       $3.58       $3.64       $3.48
Weighted Avg..........   $1.45       $1.41       $1.58       $1.92       $1.88

     A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Electric Operations - Regulation and Rates - Automatic Fuel Adjustment Clauses."

     COAL-FIRED UNITS: All OG&E coal units, with an aggregate  capacity of 2,530
     -----------------
megawatts, are designed to burn low sulfur western coal. OG&E purchases coal under a mix of long- and short-term contracts. During 1996, OG&E purchased 9.9 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has a weighted average sulfur content of 0.31 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, OG&E units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of The Clean Air Act starting in the year 2000, OG&E has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

     Wyoming coal is transported to OG&E generating stations, a distance of approximately 1,000 miles, by either 112 or 135 rail car unit trains. In 1995, OG&E completed the upgrading of its unit train fleet to high volume aluminum body rail cars. Currently, the fleet is comprised of 1,495 leased cars. Each aluminum rail car has a maximum capacity of 120 net tons allowing for the movement of 13,440 net tons per unit train. High volume and aluminum design combine to offer a 20 percent increase in net loading per car over a conventional steel car. During 1996, OG&E used larger unit trains with a maximum of 135 cars instead of a maximum of 112 cars in unit train service to the Muskogee generating station. Increasing the unit train size allows for an increase of delivered tons by approximately 21 percent. The combination of high volume, aluminum design and increased train size to the Muskogee generating station reduces the number of trips from Wyoming by approximately 29 percent and reduces rail car maintenance expenses accordingly.

     GAS-FIRED   UNITS:   For  calendar  year  1997,  OG&E  expects  to  acquire
     ------------------
approximately 10 percent of its gas needs from long-term gas purchase contracts. The remainder of OG&E's gas needs during 1997 will be supplied by contracts with at-market pricing or through day-to-day purchases on the spot market.

     In 1993, OG&E began utilizing a natural gas storage facility which helps lower fuel costs by allowing OG&E to optimize economic dispatch between fuel types and take advantage of seasonal variations in natural gas prices. By diverting gas into storage during low demand periods, OG&E is able to use as much coal as possible to generate electricity and utilize the stored gas to meet the additional demand for electricity. During 1996, OG&E completed a controls upgrade to its Seminole Unit 1. This upgrade will allow the unit to run efficiently at low loads as well as high loads. This added flexibility in gas generation compliments OG&E's contracted gas storage facility to allow the gas generating system to meet our customers' changing electrical needs in a reliable and efficient manner.


                                     ENOGEX


     The Company's wholly-owned non-utility subsidiary, Enogex Inc., is the 36th largest pipeline in the nation in terms of miles of pipeline. Enogex Inc.'s primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), buying and selling natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas development and production activities. Enogex Inc. has three wholly-owned subsidiaries, Enogex Products Corporation ("Products"), Enogex Services Corporation ("Services") and Enogex
Exploration Corporation ("Exploration"). Enogex Inc. also owns an 80 percent interest in Centoma Gas Systems, Inc. ("Centoma"). Products owns interests in and operates six natural gas processing plants. Exploration is engaged in investing in the development and production of oil and natural gas and the purchase of oil and gas reserves. Services is engaged in the marketing (buying and selling) of natural gas and also markets the natural gas liquids of Products. Centoma both purchases and gathers gas for subsequent processing at one of three processing plants, two of which are owned by Products. The residue gas is then sold under a combination of contract and spot market prices.

     For  the  year  ended  December  31,  1996,   and  before   elimination  of
intercompany items between OG&E and Enogex, Enogex's consolidated revenues and net income were approximately $231.4 million and $16.5 million, respectively.

     Enogex's natural gas transportation business in Oklahoma consists primarily of gathering and transporting natural gas for OG&E and on an interruptible basis, for other customers. Enogex's system consists of over 3,500 miles of pipeline, which extends from the Arkoma Basin in eastern Oklahoma to the
Anadarko Basin in western Oklahoma. Since 1960, Enogex has had a gas transmission contract with OG&E under which Enogex transports OG&E's natural gas supply on a fee basis. Under the gas transmission contract, OG&E agrees to tender to Enogex and Enogex agrees to transport, on a firm, load-following basis, all of OG&E's natural gas requirements for boiler fuel for its seven gas-fired electric generating stations. In 1996, Enogex transported 148 Bcf of natural gas; of which approximately 45 Bcf, or about 30 percent, was delivered to OG&E's electric generating stations and storage facility, which resulted in approximately 67 percent of Enogex Inc.'s revenue of $66.2 million for 1996. On February 11, 1997, the OCC issued an order directing OG&E to transition to competitive bidding of its gas transportation requirements no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. See "Electric Operations - Regulation and Rates" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Contingencies."

     Enogex's pipeline system also gathers and transports natural gas destined for interstate markets through interconnections in Oklahoma with other pipeline companies. Among others, these interconnections include Panhandle Eastern Pipeline, Williams Natural Gas Pipeline, Natural Gas Pipeline Company of America, Northern Natural Gas Company, NorAm Gas Transmission Company, ANR Pipeline Company and Ozark Gas Transmission Company.

     The rates charged by Enogex for transporting natural gas on behalf of an interstate natural gas pipeline company or a local distribution company served by an interstate natural gas pipeline company are subject to the jurisdiction of FERC under Section 311 of the Natural Gas Policy Act. The statute entitles Enogex to charge a "fair and equitable" rate that is subject to review and approval by the FERC at least once every three years. This rate review may involve an administrative-type trial and an administrative appellate review. In addition, Enogex has agreed to open its system to all interstate shippers that are interested in moving natural gas through the Enogex system. Enogex is required to conduct this transportation on a non-discriminatory basis, although this transportation is subordinate to that performed for OG&E. This decision does not increase appreciably the federal regulatory burden on Enogex, but does give Enogex the opportunity to utilize any unused capacity on an interruptible basis and thus increase its transportation revenues.

     The fees charged by Enogex for transporting natural gas for OG&E and other intrastate shippers are not subject to FERC regulation. With respect to state regulation, the fees charged by Enogex for any intrastate transportation service have not been subject to direct state regulation by the OCC. Even though the intrastate pipeline business of Enogex is not directly regulated, the OCC, the APSC and the FERC have the authority to examine the appropriateness of any transportation charge or other fees paid by OG&E to

Enogex, which OG&E seeks to recover from ratepayers. See "Electric Operations - Regulation and Rates" for a further discussion of this matter and the OCC's recent ruling on the fees paid by OG&E to Enogex.

     Products has been active since 1968 in the processing of natural gas and marketing of natural gas liquids. Products has a 50 percent interest in and operates a natural gas processing plant near Calumet, Oklahoma, which can process 250 Mmcf of natural gas per day. Products also owns interests in five other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 69 Mmcf of natural gas per day. Products' natural gas processing plant operations consist of off-lease extraction of liquids from natural gas that is transported through the Enogex pipeline at four of the plants, off-lease extraction of liquids from an unaffiliated pipeline at one plant and extraction of liquids from another plant and associated gathering system. The raw gas stream is processed and converted into marketable ethane, propane, butane, and natural gasoline mix. The residue gas remaining after the liquid products have been extracted consists primarily of methane.

     Commercial grade propane is sold on the local market and the marketing of all other natural gas liquids extracted by Products is handled by Services. The natural gas liquids are sold to Services at a price equal to the Oil Price Information Service average monthly price.

     In processing and marketing natural gas liquids, the Enogex companies compete against virtually all other gas processors selling natural gas liquids. The Enogex companies believe they will be able to continue to compete favorably against such companies. With respect to factors affecting the natural gas liquids industry generally, as the price of natural gas liquids fall without a corresponding decrease in the price of natural gas, it may become uneconomical to extract certain natural gas liquids. As to factors affecting the Enogex companies specifically, the volume of natural gas processed at their plants is dependent upon the volume of natural gas transported through the pipeline system located "behind the plants." If the volume of natural gas transported by such pipeline increases "behind the plants," then the volume of liquids extracted by Products should normally increase.

     Services is a natural gas and natural gas liquids marketing company serving both producers and consumers of natural gas by buying natural gas at the wellhead and from other sources in Oklahoma and other states, and reselling the gas to local distribution companies, utilities other than OG&E and industrial purchasers both within and outside Oklahoma. It also serves Products by purchasing and marketing the natural gas liquids they produce. The natural gas liquids are delivered to Conway, Kansas (which is one of the nation's largest wholesale markets for gas liquids), where they are sold on the spot market, commonly referred to as Group 140.

     Although the margin on gas sales by Services is relatively small, approximately 82 percent of the natural gas purchased and resold is transported through the Enogex Inc. pipeline to one or more interstate pipelines that deliver the gas to markets. Thus, in addition to purchasing and selling natural gas, Services seeks to use the space available in the Enogex Inc. pipeline and increase the amount of natural gas available for processing by Products.

     Enogex Inc. is committed to continue the activities of Services in order to increase the amount of natural gas transported through the pipeline and the amount of natural gas processed by Products.

     In its marketing and transportation services for third parties, Enogex Inc. and Services encounter competition from other natural gas transporters and marketers and from other available alternative energy sources. The effect of competition from alternative energy sources is dependent upon the availability and cost of competing supply sources.

     Volumes of natural gas transported by Enogex Inc. for third parties and the revenues derived from such activities increased from 1995. The contributing factors for the increase were favorable third party volume and price variances.

     Services competes with all major suppliers of natural gas and natural gas liquids in the geographic markets they serve. For natural gas, those geographic markets are primarily the areas served by pipelines with which Enogex is interconnected. Although the price of the gas is an important factor to a buyer of natural gas from Services, the primary factor is the total cost (including transportation fees) that the buyer must pay. Natural gas transported for Services by Enogex Inc. is billed at the same rate Enogex Inc. charges for comparable third-party transportation.

     Exploration was formed in 1988 primarily to engage in the development and production of oil and natural gas. Exploration has focused its drilling activity in the Antrim Devonian shale trend in the state of Michigan and also has interests in Oklahoma, Utah, Texas and Indiana. As of December 31, 1996, Exploration had interests in 448 active wells. Exploration's estimated proved reserves were 86,947 Mmcfe. The standardized measure of discounted future net cash flow with related Section 29 tax credits of Exploration's proved reserves was $78.8 million at December 31, 1996.

     Centoma was formed in 1994 and is Enogex's gas gatherer within an area of mutual interest located on Enogex's inner system. All gas gathered by Centoma is processed at one of three gas plants, two of which are owned by Products. Centoma derives revenues from gas gathering and also from the resale of residue gas during the winter under premium price contracts. Subsequent to year-end, Enogex agreed to sell its 80 percent ownership in Centoma to the minority interest owner for $3.2 million which approximates the net book value of Enogex's share of Centoma's assets at December 31, 1996.

                            FINANCE AND CONSTRUCTION


     The Company meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1996 and 1995, which enabled the Company to internally generate the required funds to satisfy construction expenditures during these years.

     Management expects that internally generated funds will be adequate over the next three years to meet the Company's capital requirements. The primary capital requirements for 1997 through 1999 are estimated as follows:

(DOLLARS IN MILLIONS)                     1997            1998            1999
--------------------------------------------------------------------------------
Electric utility construction
  expenditures including AFUDC......    $ 95.0          $ 94.0          $ 94.0

Enogex construction expenditures
  and acquisitions..................     108.0            75.0            69.0

Maturities of long-term debt and
  sinking fund requirement..........      15.0            25.0            12.5
================================================================================
     Total..........................    $218.0          $194.0          $175.5
================================================================================

     The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations. OG&E's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Electric Operations - Rate Structure, Load Growth and Related Matters."

     OG&E intends to meet its customers' increased electricity needs during the foreseeable future by maintaining the reliability and increasing the utilization of existing capacity. OG&E's current resource strategy includes the reactivation of existing plants and the addition of peaking resources. OG&E does not anticipate the need for another base-load plant in the foreseeable future.

     The ability of the Company and its subsidiaries to sell additional securities on satisfactory terms to meet its capital needs is dependent upon numerous factors, including general market conditions for utility securities, which will impact OG&E's ability to meet earnings tests for the issuance of additional first mortgage bonds and preferred stock. Based on earnings for the twelve months ended December 31, 1996, and assuming an annual interest rate of
7.74 percent, OG&E could issue more than $1.0 billion in principal amount of additional first mortgage bonds under the earnings test contained in OG&E's Trust Indenture (assuming adequate property additions were available). Under the earnings test contained in OG&E's Restated Certificate of Incorporation and assuming none of the foregoing first mortgage bonds are issued, more than $1.0 billion of additional preferred stock at an assumed annual dividend rate of 7.2 percent could be issued as of December 31, 1996.

     The Company will continue to use short-term borrowings to meet temporary cash requirements. OG&E has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The maximum amount of outstanding short-term borrowings during 1996 was $142.1 million.

     OG&E's resource strategy for supplying energy through the next decade and beyond consists of evaluating measures to keep its existing generating plants operating efficiently well past their traditional retirement dates. As long as the cost to keep existing plants operating reliably and efficiently is less than the cost of alternative sources of capacity, existing plants will be operated.

     In accordance with the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA") (see "Electric Operations - Regulation and Rates
- National Energy Legislation"), OG&E is obligated to purchase 110 megawatts of capacity annually from Smith Cogeneration, Inc. and 320 megawatts annually from Applied Energy Services, Inc., another qualified cogeneration facility. In 1986, a contract was signed with Sparks Regional Medical Center to purchase energy not needed by the hospital from its nominal seven megawatt cogeneration facility. In 1987, OG&E signed a contract to purchase up to 110 megawatts of capacity from Mid-Continent Power Company, Inc. This purchase of capacity is currently planned to begin in 1998 and carries no obligation on the part of OG&E to purchase energy. The purchases under each of these cogeneration contracts were approved by the appropriate regulatory commissions at rates set in accordance with PURPA.

     The Company's financial results depend to a large extent upon the tariffs OG&E charges customers and the actions of the regulatory bodies that set those tariffs, the amount of energy used by OG&E's customers, the cost and availability of external financing and the cost of conforming to government regulations.

                              ENVIRONMENTAL MATTERS



     The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $40 million during 1997, compared to approximately $43 million in 1996. Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

     As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), the Company has completed installation and certification of all required continuous emissions monitors ("CEMs") at OG&E's generating stations. OG&E submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect OG&E beginning in the year 2000. Based on current information the Company believes it can meet the SO2 limits without additional capital expenditures. In 1996 the Company emitted 58,700 tons of SO2.

     With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAA, the Company has committed to meeting a 0.45 lbs/mm Btu NOx emission level beginning in 1997. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company's average NOx emissions for 1996 was 0.38 lbs/mm Btu.

     The Company has submitted all of its required Title V permit applications. The first two were submitted on July 10, 1996 while the remaining six were submitted on March 5, 1997. As a result of the Title V Program the Company paid approximately $340,000 in fees in 1996.

     Other air regulated items have emerged that could impact the Company. The Ozone Transport Assessment Group ("OTAG") is studying long range transport of ozone and its precursors across a thirty-seven state area. The results of the study are due by mid 1997. If reductions are required in Oklahoma, the Company could have to reduce its NOx emissions even further from the limits imposed by Title IV of the Act.

     EPA has proposed revisions to the ambient ozone and particulate standards. Based on historic data and EPA projections, Tulsa and Oklahoma counties would fail to meet the proposed standard for ozone. In addition, Muskogee, Kay, Tulsa and Comanche counties would fail to meet the standard for particulate matter. If reductions were required in Muskogee, Kay and Oklahoma counties, significant capital expenditures could be required by the Company.

     The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1996, OG&E obtained refunds of approximately $232,600 from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.

     OG&E has made application for renewal of all of its National Pollutant Discharge Elimination System ("NPDES") permits. OG&E received one of the permits in final form and the remainder of the applications are in technical review by the regulatory agency. It is anticipated, because of regulation changes, that the new permits will offer greater operational flexibility than those in the past. In 1996 responsibility for administration of the NPDES program was shifted from the U. S. EPA to certain states including Oklahoma. As a result of the assumption of this program by the Oklahoma Department of Environmental Quality, annual state wastewater fees are expected to increase. Annual NPDES fees for 1996 were approximately $34,400 and at this time, it is anticipated that the cost of these fees will be similar for 1997.

     OG&E remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste, See "Item 3. Legal Proceedings."

     The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property will be discovered from time to time. Three separate sites, which were identified as having been contaminated by historical operations were addressed during 1996. The Company completed remediation of two of these while remedial options for the third are being pursued with appropriate regulatory agencies. The cost of these actions has not had and are not anticipated to have a material adverse impact on the Company's financial position or results of operations.


                                    EMPLOYEES

     The Company and its subsidiaries had 2,751 employees at December 31, 1996.

ITEM 2. PROPERTIES.
-------------------

     OG&E owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,647 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in Oklahoma:

                                                  Unit          Station
                                   Year        Capability      Capability
Station  &  Unit       Fuel     Installed     (Megawatts)     (Megawatts)
------------------     ----     ---------     -----------     -----------

Seminole       1       Gas         1971           549
               2       Gas         1973           507
               3       Gas         1975           500            1,556

Muskogee       3       Gas         1956           184
               4       Coal        1977           500
               5       Coal        1978           500
               6       Coal        1984           515            1,699

Sooner         1       Coal        1979           505
               2       Coal        1980           510            1,015

Horseshoe      6       Gas         1958           178
Lake           7       Gas         1963           238
               8       Gas         1969           404              820

Mustang        1       Gas         1950            58         Inactive
               2       Gas         1951            57         Inactive
               3       Gas         1955           122
               4       Gas         1959           260
               5       Gas         1971            64              446

Conoco         1       Gas         1991            26
               2       Gas         1991            26               52

Arbuckle       1       Gas         1953            74         Inactive

Enid           1       Gas         1965            12
               2       Gas         1965            12
               3       Gas         1965            12
               4       Gas         1965            12               48

Woodward       1       Gas         1963            11               11
                                                              --------

Total Active Generating Capability (all stations)                5,647
                                                              ========

     At December 31, 1996, OG&E's transmission system included: (i) 65 substations with a total capacity of approximately 15.6 million kVA and approximately 3,989 structure miles of lines in Oklahoma; and (ii) six substations with a total capacity of approximately 1.9 million kVA and approximately 241 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 301 substations with a total capacity of approximately 5.6 million kVA, 19,794 structure miles of overhead lines, 1,562 miles of underground conduit and 6,386 miles of underground conductors in Oklahoma; and
(ii) 30 substations with a total capacity of approximately 665,000 kVA, 1,617 structure miles of overhead lines, 148 miles of underground conduit and 344 miles of underground conductors in Arkansas.

     Substantially all of OG&E's electric facilities are subject to a direct first mortgage lien under the Trust Indenture securing OG&E's first mortgage bonds.

     Enogex owns: (i) over 3,500 miles of natural gas pipeline extending from the Arkoma Basin in eastern Oklahoma to the Anadarko Basin in western Oklahoma;
(ii) a 50 percent interest in a natural gas processing plant near Calumet, Oklahoma, which has the capacity to process 250 Mmcf of natural gas per day;
(iii) five other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 69 Mmcf of natural gas per day; and (iv) an 80 percent interest in approximately 110 miles of gas gathering pipeline owned by Centoma.

     During the three years ended December 31, 1996, the Company's gross property, plant and equipment additions approximated $440 million and gross retirements approximated $97 million. Over 95 percent of these additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 10.9 percent of total property, plant and equipment at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------


     1. On July 8, 1994, an employee of OG&E filed a lawsuit in state court against OG&E in connection with OG&E's VERP. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted OG&E's Motion to Dismiss Plaintiff's Complaint in its entirety.

     On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiffs want credit, for retirement purposes, for years they worked prior to a pre-ERISA (1974) break in service. They allege violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. State law claims, including one for intentional infliction of emotional distress, are also alleged.

     On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. One Plaintiff was killed in a car accident in January of 1996. The Plaintiff never retired and Defendants allege the Plaintiff does not have a claim for retirement benefits. The Plaintiff's beneficiary will receive death benefits.

     While the Company cannot predict the precise outcome of the proceeding, the Company continues to believe that the lawsuit is without merit and will not have a material adverse effect on its consolidated results of operations or financial condition.

     2. OG&E is also involved, along with numerous other Potentially Responsible Party's ("PRP"), in an EPA administrative action involving the facility in Holden, Missouri, of Martha C. Rose Chemicals, Inc. ("Rose"). Beginning in early 1983 through 1986, Rose was engaged in the business of brokering of polychlorinated biphenyls ("PCBs") and PCB items, processing of PCB capacitors and transformers for disposal, and decontamination of mineral oil dielectric fluids containing PCBs. During this time period, various generators of PCBs ("Generators"), including OG&E, shipped materials containing PCBs to the facility. Contrary to its contractual obligation with OG&E and other Generators, it appears that Rose failed to manage, handle and dispose of the PCBs and the PCB items in accordance with the applicable law. Rose has been issued citations by both the EPA and the Occupational Safety and Health Administration. Several Generators, including OG&E, formed a Steering Committee to investigate and clean up the Rose facility.

     The Company's share of the total hazardous wastes at the Rose facility was less than six percent. The remediation of this site was completed in 1995 by the Steering Committee and is currently in the final stages of closure with the EPA, which includes operation and maintenance activities as required in the Administrative Order on Consent with the EPA. Due to additional funds resulting from payments by third party companies who were not a part of the Steering Committee, and also reduced remedy implementation costs, the Company received a refund in December 1995 under the allocation formula. OG&E has reached a settlement agreement with its insurance carrier, AEGIS Insurance Company, with respect to costs incurred at this site. The Company considers this insurance matter to be closed.

     Management believes that OG&E's ultimate liability for any additional cleanup costs of this site will not have a material adverse effect on OG&E's financial position or its results of operations. Management's opinion is based on the following: (i) the present status of the site; (ii) the cleanup costs already paid by certain parties; (iii) the financial viability of the other PRPs; (iv) the portion of the total waste disposed at this site attributable to OG&E; and (v) the Company's settlement agreement with its insurer. Management also believes that costs incurred in connection with this site, which are not recovered from insurance carriers or other parties, may be allowable costs for future ratemaking purposes.

     3. On January 11, 1993, OG&E received a Section 107 (a) Notice Letter from the EPA, Region VI, as authorized by the CERCLA, 42 USC Section 9607 (a), concerning the Double Eagle Refinery Superfund Site located at 1900 NE First Street in Oklahoma City, Oklahoma. The EPA has named OG&E and 45 others as PRPs. Each PRP could be held jointly and severally liable for remediation of this site.

     On February 15, 1996, OG&E elected to participate in the de minimis settlement of EPA's Administrative Order on Consent. This limits OG&E's financial obligation to less than $50,000 and also eliminates its involvement in the design and implementation of the site remedy.

     4. As previously reported, on September 18, 1996, Trigen-Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen alleged six causes of action: (i) monopolization in violation of Section 2 of the Sherman Act; (ii) attempt to monopolize in violation of Section 2 of the Sherman Act; (iii) acts in restraint of trade in violation of Oklahoma law, 79 O.S. 1991, ss. 1; (iv) discriminatory sales in violation of 79 O.S. 1991, ss. 4; (v) tortious interference with contract; and (vi) tortious interference with a prospective economic advantage. Trigen seeks actual damages of at least $7 million, trebled, together with its costs, pre- and post-judgment interest and attorney fees, in connection with each of the first four counts. It seeks actual damages of at least $7 million, plus punitive damages together with its costs, pre-and post-judgment interest and attorney fees, in connection with each of the remaining counts. Trigen also seeks permanent injunctive relief against the alleged Sherman Act violations and against OG&E's alleged practice of offering cooling services to customers in Oklahoma City in the form of RTP-priced electricity "bundled" together with financing, construction, and/or other consulting services at guaranteed rates.

     OG&E filed an answer and counterclaim on November 7, 1996 asserting that Trigen made false claims, misrepresented facts, published false statements and other defamatory conduct which damaged the Company, and asserting violation of the Oklahoma Deceptive Trade Practices Act. The Company seeks punitive and actual damages. Due to the early stages of this lawsuit, OG&E cannot predict its outcome at this time.

     5. The State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63. On February 24, 1997, the taxpayers instituted litigation against OG&E and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by OG&E to its ratepayers in compliance with an Order of the OCC which Plantiffs allege was illegal. Plantiffs allege the refunds should have been paid into the state Unclaimed Property Fund. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

     6. On March 19, 1997, the City of Enid, Oklahoma ("Enid") through its City Council, notified OG&E of its intent to purchase OG&E's electric distribution facilities for Enid and to terminate OG&E's franchise to provide electricity within Enid as of June 26, 1998. The ability of Enid to purchase OG&E's distribution facilities in Enid is subject to numerous additional conditions. OG&E currently provides electricity to approximately 25,000 customers in Enid and for the year ended December 31, 1996, derived less than 3.5 percent of its electric retail revenues from sales of electricity to such customers. In the event Enid is ultimately successful in its current efforts, it is expected that OG&E would compete with other companies at the wholesale level to supply electricity to Enid. OG&E is currently evaluating the legality of the City Council's actions and determining the appropriate actions to take.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

     The following persons were Executive Officers of the Registrant as of March 15, 1997:

         Name                Age                        Title
--------------------         ---         --------------------------------------

Steven E. Moore              50          Chairman of the Board, President
                                             and Chief Executive Officer

Al M. Strecker               53          Senior Vice President

Michael G. Davis             47          Vice President

James R. Hatfield            39          Vice President and Treasurer

Irma B. Elliott              58          Vice President and
                                             Corporate Secretary

Melvin D. Bowen, Jr.         55          Vice President - Power Delivery - OG&E

Jack T. Coffman              53          Vice President - Power Supply - OG&E

Donald R. Rowlett            39          Controller Corporate Accounting - OG&E

Don L. Young                 56          Controller Corporate Audits - OG&E

     No family relationship exists between any of the Executive Officers of the Registrant. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 15, 1997.

     Messrs. Moore, Strecker, Davis, Hatfield and Ms. Elliott were named to the position shown above following the corporate reorganization effective December 31, 1996, pursuant to which the Registrant became the holding company parent of OG&E. Such persons are also officers of OG&E.

     The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

       Name                              Business Experience
--------------------      ------------------------------------------------------

Steven E. Moore           1996-Present:            Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer
                          1996-Present:            Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer - OG&E
                          1995-1996:               President and Chief
                                                    Operating Officer - OG&E
                          1992-1995:               Vice President - Law
                                                    and Public Affairs - OG&E


Al M. Strecker            1996-Present:            Senior Vice President
                          1994-Present:            Senior Vice President -
                                                    Finance and
                                                    Administration - OG&E
                          1992-1994:               Vice President and
                                                    Treasurer - OG&E


Michael G. Davis          1996-Present:            Vice President
                          1994-Present:            Vice President   -
                                                    Marketing and Customer
                                                    Services - OG&E
                          1992-1994:               Director-Marketing
                                                    Division - OG&E
                          1992:                    Manager - Industrial
                                                    Services - OG&E


      Name                              Business Experience
--------------------      ------------------------------------------------------
James R. Hatfield         Present:                 Vice President and Treasurer
                          Present:                  Vice President and
                                                    Treasurer - OG&E
                          1994-1997:                Treasurer - OG&E
                          1994:                    Vice President - Investor
                                                    Relations & Corporate
                                                    Secretary - Aquila Gas
                                                    Pipeline Corporation
                                                    (an intrastate gas
                                                    pipeline subsidiary of
                                                    UtiliCorp United Inc.)
                          1992-1993:               Assistant Treasurer -
                                                    UtiliCorp United Inc.
                                                    (an electric and
                                                    natural gas utility
                                                    company)


Irma B. Elliott           1996-Present:            Vice President and
                                                    Corporate Secretary
                          1996-Present:            Vice President and
                                                    Corporate Secretary -
                                                    OG&E
                          1992-1996:               Secretary - OG&E


Melvin D. Bowen, Jr.      1994-Present:            Vice President -
                                                    Power Delivery - OG&E
                          1992-1994:               Metro Region
                                                    Superintendent - OG&E


Jack T. Coffman           1994-Present:            Vice President -
                                                    Power Supply - OG&E
                          1992-1994:               Manager - Generation
                                                    Services - OG&E


      Name                              Business Experience
--------------------      ------------------------------------------------------

Donald R. Rowlett         1996-Present:            Controller Corporate
                                                    Accounting - OG&E
                          1994-1996:               Assistant Controller - OG&E
                          1992-1994:                Senior Specialist -
                                                    Tax Accounting - OG&E
                          1992:                    Specialist - Tax Accounting -
                                                    OG&E


Don L. Young              1996-Present:            Controller Corporate
                                                    Audits - OG&E
                          1992-1996:                Controller - OG&E

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
--------------------

     The Company's Common Stock is listed for trading on the New York and Pacific Stock Exchanges under the ticker symbol "OGE." Quotes may be obtained in daily newspapers where the common stock is listed as "OGE Engy" in the New York Stock Exchange listing table. The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock
                                    -------------------------
Exchange Composite Transactions, and dividends paid for the periods shown.

                            1996                           1995

                ----------------------------------------------------------------
                Dividend                        Dividend
                  Paid        High      Low       Paid        High      Low
                ----------------------------------------------------------------

First Quarter   $0.66 1/2   $43 5/8   $38 7/8   $0.66 1/2   $36 1/4   $32 9/16

Second Quarter   0.66 1/2    40 1/8    36 7/8    0.66 1/2    36 3/8    33 1/4

Third Quarter    0.66 1/2    41 7/8    38 1/8    0.66 1/2    38        33 3/8

Fourth Quarter   0.66 1/2    41 7/8    38 1/8    0.66 1/2    43 5/8    36 7/8

     The number of record holders of Common Stock at December 31, 1996, was 44,544. The book value of the Company's Common Stock at December 31, 1996, was $23.81.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------


                                 HISTORICAL DATA


                                      1996          1995          1994          1993          1992
                                   ------------------------------------------------------------------

SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT
   FOR PER SHARE DATA)
  Operating revenues............   $1,387,435    $1,302,037    $1,355,168    $1,447,252    $1,314,984
  Operating expenses............    1,186,216     1,099,890     1,154,702     1,252,099     1,137,980
                                   ----------    ----------    ----------    ----------    ----------
  Operating income..............      201,219       202,147       200,466       195,153       177,004
  Other income and deductions...           97           800        (2,167)       (1,301)         (567)
  Interest charges..............       67,984        77,691        74,514        79,575        76,725
                                   ----------    ----------    ----------    ----------    ----------
  Net income....................      133,332       125,256       123,785       114,277        99,712
  Preferred dividend
   requirements.................        2,302         2,316         2,317         2,317         2,317
  Earnings available for
   common.......................   $  131,030    $  122,940    $  121,468    $  111,960    $   97,395
                                   ==========    ==========    ==========    ==========    ==========
  Long-term debt................   $  829,281    $  843,862    $  730,567    $  838,660    $  838,654
  Total assets..................   $2,762,355    $2,754,871    $2,782,629    $2,731,424    $2,590,083
  Earnings per average common
   share........................   $     3.25    $     3.05    $     3.01    $     2.78    $     2.42

CAPITALIZATION RATIOS
  Common equity.................        52.26%        51.19%        54.13%        50.51%        50.36%
  Cumulative preferred stock....         2.68%         2.73%         2.94%         2.78%         2.79%
  Long-term debt................        45.06%        46.08%        42.93%        46.71%        46.85%

INTEREST COVERAGES
  Before federal income taxes
      (including AFUDC).........         4.07X         3.48X         3.59X         3.32X         3.05X

      (excluding AFUDC).........         4.06X         3.46X         3.58X         3.32X         3.04X

  After federal income taxes
      (including AFUDC).........         2.94X         2.59X         2.64X         2.43X         2.29X

      (excluding AFUDC).........         2.93X         2.57X         2.62X         2.42X         2.28X

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
----------------------------------------------------------
AND FINANCIAL CONDITION.
------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW


                                                                                    Percent Change
                                                                                    From Prior Year
                                                                                    ---------------
 (THOUSANDS EXCEPT PER SHARE AMOUNTS)          1996          1995          1994      1996     1995
---------------------------------------------------------------------------------------------------

Operating revenues......................    $1,387,435    $1,302,037    $1,355,168    6.6     (3.9)

Earnings available for common stock.....    $  131,030    $  122,940    $  121,468    6.6      1.2

Average shares outstanding..............        40,367        40,356        40,344    ---      ---

Earnings per average common share.......    $     3.25    $     3.05    $     3.01    6.6      1.3

Dividends paid per share................    $     2.66    $     2.66    $     2.66    ---      ---

===================================================================================================

     OGE Energy Corp. (the "Company") became the parent company of Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. ("Enogex") on December 31, 1996 in a corporate reorganization whereby all common stock of OG&E was exchanged on a share-for-share basis for common stock of the Company. Prior to December 31, 1996, the Company had no operations and the financial results discussed herein essentially represent the consolidated statements of OG&E and comparisons to prior year results represent comparisons to the consolidated results of OG&E. Under this corporate structure, the Company serves as the parent holding company to OG&E, Enogex and any other companies that may be formed within the organization in the future. This new holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from its non-utility businesses. Because OG&E is the Company's principal subsidiary, the Company's financial results and condition are substantially dependent at this time on the financial results and condition of OG&E.

     Earnings for 1996 increased 6.6 percent from $3.05 per share in 1995 to $3.25 per share in 1996. The increase is primarily the result of continued customer growth in the OG&E service area, lower interest costs and increased earnings by Enogex. The 1995 increase from $3.01 per share to $3.05 per share resulted primarily from customer growth in the OG&E service area and improved operating efficiencies from the 1994 restructuring of the Company's operations.

     The dividend payout ratio (expressed as a percentage of earnings available for common) improved in 1996 to 82 percent as compared to 87 percent for 1995. The Company's long-term goal is to achieve a dividend payout ratio of 75 percent based on long-term earnings expectations.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order approving OG&E's proposed settlement agreement, which reduced OG&E's electric rates on an annual basis by approximately $50 million, approximately $45 million effective March 5, 1997, and the remaining $5 million effective March 1, 1998. OG&E had filed an application in June 1996 with the OCC for an annual electric utility rate reduction of $14.2 million. Various parties proposed significantly higher reductions than the $14.2 million proposed by OG&E and the $50 million approved by the OCC. The approved rate reduction provides an incentive program designed to encourage future generation cost savings to be shared by OG&E and its customers. This program also gives OG&E the opportunity to lessen the impact of the $50 million reduction, if future cost savings are achieved. See Note 10 of Notes to Consolidated Financial Statements.

     In 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. Those two programs reduced the Company's workforce by more than 900 employees. In January 1995, OG&E began amortizing a regulatory asset of $48.9 million consisting of the balance of the deferred costs associated with the VERP and the severance package, in accordance with an order of the OCC issued on October 26, 1994. The OCC order permitted the Company to amortize the $48.9 million over 26 months and reduced electric rates during such period by approximately $15 million annually. At December 31, 1996, the unamortized regulatory asset was $3.8 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1996, the labor savings from the VERP and severance package approximated the amortization of the regulatory asset and the annual rate reduction of $15 million and therefore, did not significantly impact 1996 operating results. The unamortized regulatory asset will be fully amortized in February 1997, allowing the labor savings associated with the 1994 workforce reductions to lessen the impact of the most recent OCC order reducing OG&E's electric rates which became effective on March 5, 1997.

     In 1996, the Company decided upon an "enterprise software" future for its businesses. Enterprise software is a corporate software system designed to handle most of the Company's information processing needs and to improve work processes throughout the Company. On January 1, 1997, an enterprise software system was successfully implemented throughout the Company and is expected to give the Company a strategic advantage in the years ahead.

     The following discussion and analysis presents factors which had a material effect on the Company's operations and financial position during the last three years and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant. Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and the other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUES

                                                                                         Percent Change
                                                                                         From Prior Year
                                                                                         ---------------
 (THOUSANDS)                                      1996            1995        1994        1996      1995
---------------------------------------------------------------------------------------------------------

Sales of electricity to OG&E customers.....    $1,172,740    $1,133,283    $1,185,133      3.5      (4.4)

Sales of electricity to other utilities....        27,597        35,004        11,765    (21.2)    197.5

Enogex.....................................       187,098       133,750       158,270     39.9     (15.5)
-------------------------------------------------------------------------------------

     Total operating revenues..............    $1,387,435    $1,302,037    $1,355,168      6.6      (3.9)

=========================================================================================================

System kilowatt-hour sales.................    21,540,670    20,828,415    20,642,675      3.4       0.9

Kilowatt-hour sales to other utilities.....     1,475,449     1,851,839       556,765    (20.3)    232.6
-------------------------------------------------------------------------------------

     Total kilowatt-hour sales.............    23,016,119    22,680,254    21,199,440      1.5       7.0

=========================================================================================================

     In 1996, approximately 87 percent of the Company's revenues consisted of OG&E's regulated sales of electricity as a public utility, while the remaining 13 percent was provided by the non-utility operations of Enogex. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), buying and selling natural gas to third parties ("gas marketing"), selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas development and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect OG&E's financial results. The commissions also have the authority to examine the appropriateness of OG&E's recovery from its customers of fuel costs, which include the transportation fees that OG&E pays Enogex for transporting natural gas to OG&E's generating units. See "Contingencies" and
Note 10 of Notes to Consolidated Financial Statements for a discussion of the impact of the OCC's February 11, 1997 rate order on these transportation fees.

     Operating revenues increased $85.4 million or 6.6 percent, during 1996, primarily due to continued growth in kilowatt-hour sales to OG&E customers ("system sales") and a significant increase in revenue from Enogex businesses. In 1996, Enogex revenues increased 39.9 percent. This increase is primarily attributable to increased gas marketing sales, increased margins in petroleum product sales and increased third party gas transportation services.

     During 1995, operating revenues decreased $53.1 million or 3.9 percent, primarily due to lower revenue from Enogex businesses, the $15 million rate reduction, mild weather and recovery of lower fuel costs. Partially offsetting the impact of these reductions was continued growth in system sales and a significant increase in kilowatt-hour sales to other utilities.

     Enogex revenues decreased 15.5 percent in 1995. This reduction was primarily attributable to a reduced emphasis on low margin off-system natural gas sales and lower natural gas prices on gas purchased for resale.

EXPENSES AND OTHER ITEMS

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
 (DOLLARS IN THOUSANDS)                       1996          1995         1994       1996    1995
--------------------------------------------------------------------------------------------------

Fuel .................................    $  279,083    $  260,443    $  263,329     7.2     (1.1)

Purchased power.......................       222,070       216,598       228,701     2.5     (5.3)

Gas purchased for resale (Enogex).....       117,343        87,293       114,044    34.4    (23.5)

Other operation and maintenance.......       307,154       290,824       284,194     5.6      2.3

Restructuring ........................           ---           ---        21,035       *        *

Depreciation and Amortization.........       136,140       132,135       126,377     3.0      4.6

Taxes.................................       124,426       112,597       117,022    10.5     (3.8)
--------------------------------------------------------------------------------

     Total operating expenses.........    $1,186,216    $1,099,890    $1,154,702     7.8     (4.7)
==================================================================================================

* Not meaningful

     Total operating expenses increased $86.3 million or 7.8 percent in 1996, primarily due to increases in quantities and prices of gas purchased for resale by Enogex, higher fuel costs for the production of electricity, increased other operation costs and higher income taxes.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $30.0 million or 34.4 percent for 1996 compared to a decrease of $26.7 million or 23.5 percent for 1995. The 1996 increase was due to increased sales volumes and significantly higher purchase prices, while the 1995 decrease resulted from reduced volumes and lower natural gas prices.

     OG&E's generating capability is evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In 1996, fuel costs increased $18.6 million or 7.2 percent primarily due to increased generation of electricity resulting from continued customer growth and favorable weather conditions in the electric service area. During 1995, fuel costs decreased $2.9 million or 1.1 percent because of lower prices and usage of natural gas and a higher volume of kilowatt-hours generated with lower-priced coal.

     Other operation and maintenance increased $16.3 million in 1996, due to the new enterprise software information processing system, increased pension expense, increased oil and gas production and the related lease operating expenses by Enogex, minor overhauls at coal-fired generating plants, repair of coal handling equipment and increased pipeline maintenance associated with increased gas gathering and sales by Enogex. Other operation and maintenance increased $6.6 million in 1995, because of $22.6 million of amortization of the regulatory asset resulting from the 1994 restructuring of the Company's operations, costs associated with a major storm in the Company's service area and the write-off of obsolete inventory, offset by lower costs resulting from the 1994 workforce reduction and efficiencies gained in the maintenance of the Company's generating plants.

     In 1996, income taxes increased primarily due to a decrease in tax credits earned and higher pre-tax earnings. Income taxes decreased in 1995 as a result of an increase in tax credits earned and lower pre-tax earnings.

     Purchased power costs were $222.1 million in 1996, up from $216.6 million in 1995. The $5.5 million increase in 1996 resulted from the availability of larger quantities of economically-priced energy from other utilities. Purchased power costs decreased $12.1 million or 5.3 percent in 1995, primarily due to the availability of larger quantities of economically-priced energy in 1994. As required by the Public Utility Regulatory Policy Act ("PURPA"), OG&E is currently purchasing power from qualified cogeneration facilities. In 1998, another qualified cogeneration facility is scheduled to become operational and OG&E is obligated to purchase up to 100 megawatts of capacity from this facility as well. See related discussion of purchased power in Note 9 of Notes to Consolidated Financial Statements.

     Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the February 11, 1997 OCC order setting, among other things, annual compensation for these transportation services provided by Enogex to OG&E at $41.3 million and directing OG&E to transition to competitive bidding of its gas transportation requirements currently provided by Enogex no later than April 30, 2000; the APSC order in July 1996 requiring, among other things, a $4.5 million refund; and the OCC order in February 1994 requiring, among other things, a $41.3 million refund relating to the fees OG&E paid Enogex.

     OG&E has initiated numerous other ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: 1) utilizing a natural gas storage facility; 2) spot market purchases of coal; 3) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and 4) a heat rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps OG&E remain competitive, which in turn helps OG&E's electric customers remain competitive in a global economy.

     The increases in depreciation and amortization for 1996 and 1995 reflects higher levels of depreciable plant and amortization of gas sales contracts by Enogex.

     The decrease in interest expense for 1996 was primarily attributable to the successful refinancing activity in 1995. The Company refinanced approximately $396 million of short-term and long-term debt in 1995, resulting in an approximate $10 million reduction in annual interest expense.

LIQUIDITY, CAPITAL RESOURCES AND CONTINGENCIES

         The primary capital requirements for 1996 and as estimated for 1997 through 1999 are as follows:

 (DOLLARS IN MILLIONS)                      1996     1997     1998     1999
--------------------------------------------------------------------------------

Construction expenditures

     including AFUDC...................     $150.0   $203.0   $169.0   $163.0


Maturities of long-term debt and

     sinking fund requirements.........      ---       15.0     25.0     12.5
--------------------------------------------------------------------------------

         Total.........................     $150.0   $218.0   $194.0   $175.5
================================================================================


     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. The Company generally meets its cash needs through a combination of internally generated funds, short-term borrowings and permanent financing. Because of the continuing trend toward greater environmental awareness and increasingly stringent regulations, the Company has been experiencing increasing construction expenditures related to compliance with environmental laws and regulations.

1996 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

     Construction expenditures were $150 million in 1996. Approximately $1.3 million of the 1996 construction expenditures were to comply with environmental regulations. This compares to construction expenditures of $154 million in 1995, of which $1 million was to comply with environmental regulations.

     During 1996, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1996 as internally generated funds provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in OG&E's service territory, which has a direct effect on sales of electricity. In 1996, accounts receivable and accounts payable were higher due to more favorable weather in the last quarter of the year as compared to 1995.

     Short-term borrowings were used during 1996 to meet temporary cash requirements. At December 31, 1996, the Company had outstanding short-term borrowings of $41.4 million.

     In April 1996, OG&E filed a registration statement for the sale of up to $300 million of senior notes. In February 1997, OG&E reduced the amount of the registration statement for senior notes to $250 million and filed a new registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, OG&E may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds or preferred stock.

FUTURE CAPITAL REQUIREMENTS

     The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of OG&E's electric utility customers during the balance of the century, OG&E will concentrate on maintaining the reliability and increasing the utilization of existing capacity and increasing demand-side management efforts. Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations.

     Future financing requirements may be dependent, to varying degrees, upon numerous factors outside the Company's control such as general economic conditions, abnormal weather, load growth, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

FUTURE SOURCES OF FINANCING

     Management expects that internally generated funds will be adequate over the next three years to meet anticipated capital requirements. Short-term borrowings will continue to be used to meet temporary cash requirements. OG&E has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. OG&E has in place a line of credit for up to $160 million which expires December 6, 2000.

     The Company continues to evaluate opportunities to enhance shareowner returns and achieve long-term financial objectives through acquisitions of non-utility businesses. Permanent financing could be required for such acquisitions.

CONTINGENCIES

     The Company through its subsidiaries is defending various claims and legal actions, including environmental actions, which are common to its operations. As to environmental matters, OG&E has been designated as a "potentially responsible party" ("PRP") with respect to three waste disposal sites to which OG&E sent materials. Remediation of two of these sites has been completed. OG&E's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by the EPA, which is being contested by one party. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, OG&E's ultimate liability for these sites will not be material.

     On February 11, 1997, the OCC issued an order, among other things, directing OG&E to transition to competitive bidding its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. This order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. In 1996, approximately $44 million or 19 percent of Enogex's revenues were attributable to transporting gas for OG&E. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations. Nevertheless, a potential outcome of the competitive bidding process is that the revenues of Enogex derived from transporting gas for OG&E may be significantly less after April 30, 2000.

     The Company has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). OG&E also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulfur dioxide emission requirements will affect OG&E beginning in the year 2000. OG&E believes it can meet these sulfur dioxide limits without additional capital expenditures. With respect to nitrogen oxide limits, OG&E is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008.

     The Oklahoma Department of Environmental Quality's CAAA Title V air permitting program was approved by the EPA in March, 1996. OG&E submitted comprehensive site air permit applications on July 10, 1996 for two of its major source generating stations. Title V permits for the remaining six permit applications should be complete by March, 1997. Air permit fees for generating stations were approximately $340,000 in 1996 and are estimated to be approximately $340,000 in 1997.

     In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935 and allows the FERC to order "wholesale wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities.

     In April 1996, FERC issued two final rules, Orders 888 and 889, which may have a significant impact on wholesale markets. These orders were amended in orders issued in March 1997. Order 888, which was preceded by a Notice of
Proposed  Rulemaking  referred  to as  the  "Mega-NOPR",  sets  forth  rules  on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. OG&E is complying with these new rules from the FERC.

     Another impact of complying with FERC's Order 888 is a requirement for utilities to offer a transmission tariff that includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how OG&E has historically integrated its load and resources. Under NTS, OG&E and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. At this time, OG&E expects to incur approximately $1 million in start-up costs beginning in 1997 and a minimal annual expense increase, as a result of Orders 888 and 889.

     Numerous state legislatures and regulatory commissions are considering proposals to increase competition at the retail customer level. The OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. On June 6, 1996, the OCC issued a Notice of Inquiry proposing questions for comment. In response to the Notice of Inquiry, OG&E filed comments with the OCC on September 9, 1996. The comments listed, among other things, five critical issues that OG&E believes must be addressed to ensure a successful transition to a deregulated environment. These issues are: 1) retail wheeling should be implemented in Oklahoma at the same time it is implemented and on the same terms in all surrounding states; 2) stranded costs must be recovered; 3) a level playing field must be established; 4) state regulators role must be restructured and 5) there must be no exceptions to the new rules. In addition, legislation has been introduced in the Oklahoma Legislature to permit increased competition at the retail level by July 2002. OG&E is not opposed to such legislation generally, provided the five issues noted above are addressed fairly. OG&E has taken steps such as its 1994 restructuring of its operations and its holding company reorganization, and intends to take appropriate steps in the future, to remain a competitive supplier of electricity.

     Besides the existing contingencies  described above, and those described in
Note 9 of Notes to Consolidated Financial Statements, the Company's ability to fund its future operational needs and to finance its construction program is dependent upon numerous other factors beyond its control, such as general economic conditions, abnormal weather, load growth, inflation, new environmental laws or regulations, and the cost and availability of external financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)       1996           1995          1994
==============================================================================================================

OPERATING REVENUES ................................................    $1,387,435    $1,302,037    $1,355,168
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

     Fuel .........................................................       279,083       260,443       263,329

     Purchased power ..............................................       222,070       216,598       228,701

     Gas purchased for resale .....................................       117,343        87,293       114,044

     Other operation ..............................................       247,331       233,250       216,961

     Maintenance ..................................................        59,823        57,574        67,233

     Restructuring ................................................           ---           ---        21,035

     Depreciation .................................................       136,140       132,135       126,377

     Current income taxes .........................................        81,227        77,895        50,129

     Deferred income taxes, net ...................................         2,150        (3,928)       27,092

     Deferred investment tax credits, net .........................        (5,150)       (5,150)       (5,150)

     Taxes other than income ......................................        46,199        43,780        44,951
--------------------------------------------------------------------------------------------------------------

         Total operating expenses .................................     1,186,216     1,099,890     1,154,702
--------------------------------------------------------------------------------------------------------------

OPERATING INCOME ..................................................       201,219       202,147       200,466
--------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS:

     Interest income ..............................................         2,198         4,380         3,409

     Other ........................................................        (2,101)       (3,580)       (5,576)
--------------------------------------------------------------------------------------------------------------

         Net other income and deductions ..........................            97           800        (2,167)
--------------------------------------------------------------------------------------------------------------

INTEREST CHARGES:

     Interest on long-term debt ...................................        62,412        67,549        67,680

     Allowance for borrowed funds used during construction ........          (709)       (1,224)       (1,073)

     Other ........................................................         6,281        11,366         7,907
--------------------------------------------------------------------------------------------------------------

         Total interest charges, net ..............................        67,984        77,691        74,514
--------------------------------------------------------------------------------------------------------------

NET INCOME ........................................................       133,332       125,256       123,785

PREFERRED DIVIDEND REQUIREMENTS ...................................         2,302         2,316         2,317
--------------------------------------------------------------------------------------------------------------

EARNINGS AVAILABLE FOR COMMON .....................................    $  131,030    $  122,940    $  121,468
==============================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (thousands) .....................        40,367        40,356        40,344

EARNINGS PER AVERAGE COMMON SHARE .................................    $     3.25    $     3.05    $     3.01
==============================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year ended December 31 (DOLLARS IN THOUSANDS)                             1996           1995          1994
==============================================================================================================

BALANCE AT BEGINNING OF PERIOD....................................     $  425,545    $  409,960    $  395,811

ADD - net income..................................................        133,332       125,256       123,785

         Total....................................................        558,877       535,216       519,596

DEDUCT:

     Cash dividends declared on preferred stock...................          2,302         2,316         2,317

     Cash dividends declared on common stock......................        107,377       107,355       107,319
--------------------------------------------------------------------------------------------------------------

         Total....................................................        109,679       109,671       109,636
--------------------------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD..........................................     $  449,198    $  425,545    $  409,960
==============================================================================================================






































THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED BALANCE SHEETS

 December 31 (DOLLARS IN THOUSANDS)                                       1996           1995          1994
==============================================================================================================

ASSETS

PROPERTY, PLANT AND EQUIPMENT:

     In service...................................................     $4,005,532    $3,898,829    $3,770,247

     Construction work in progress................................         27,968        29,705        43,943
--------------------------------------------------------------------------------------------------------------

         Total property, plant and equipment......................      4,033,500     3,928,534     3,814,190

              Less accumulated depreciation.......................      1,687,423     1,585,274     1,487,300
--------------------------------------------------------------------------------------------------------------

     Net property, plant and equipment............................      2,346,077     2,343,260     2,326,890
--------------------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS, at cost...........................         24,802        23,775        20,207
--------------------------------------------------------------------------------------------------------------


CURRENT ASSETS:

     Cash and cash equivalents....................................          2,523         5,420         2,455

     Accounts receivable - customers, less reserve of $4,626,

          $4,205 and $3,719, respectively.........................        128,974       112,441       105,979

     Accrued unbilled revenues....................................         34,900        43,550        36,800

     Accounts receivable - other..................................         11,748         9,152         8,601

     Fuel inventories, at LIFO cost...............................         62,725        60,356        46,494

     Materials and supplies, at average cost......................         24,827        22,996        30,401

     Prepayments and other........................................          4,300         4,535        43,137

     Accumulated deferred tax assets..............................         10,067        10,759        12,077
--------------------------------------------------------------------------------------------------------------

         Total current assets.....................................        280,064       269,209       285,944
--------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES:

     Advance payments for gas.....................................          9,500         6,500        10,000

     Income taxes recoverable through future rates................         44,368        41,934        47,246

     Other........................................................         57,544        70,193        92,342
--------------------------------------------------------------------------------------------------------------

         Total deferred charges...................................        111,412       118,627       149,588
--------------------------------------------------------------------------------------------------------------


TOTAL ASSETS......................................................     $2,762,355    $2,754,871    $2,782,629
==============================================================================================================







THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


 December 31 (DOLLARS IN THOUSANDS)                                       1996           1995          1994
==============================================================================================================

CAPITALIZATION AND LIABILITIES


CAPITALIZATION (see statements):

     Common stock and retained earnings............................    $  961,603    $  937,535    $  921,177

     Cumulative preferred stock....................................        49,379        49,939        49,973

     Long-term debt................................................       829,281       843,862       730,567
--------------------------------------------------------------------------------------------------------------

         Total capitalization......................................     1,840,263     1,831,336     1,701,717
--------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

     Short-term debt...............................................        41,400        67,600       182,750

     Accounts payable..............................................        86,856        72,089        66,391

     Dividends payable.............................................        27,421        27,427        27,415

     Customers' deposits...........................................        23,257        21,920        20,904

     Accrued taxes.................................................        26,761        27,937        25,153

     Accrued interest..............................................        19,832        19,144        23,873

     Long-term debt due within one year............................        15,000           ---        25,350

     Accumulated provision for rate refund.........................           ---         2,650         2,970

     Other.........................................................        39,188        33,388        41,321
--------------------------------------------------------------------------------------------------------------

         Total current liabilities.................................       279,715       272,155       416,127
--------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

     Accrued pension and benefit obligation........................        61,335        67,350        71,014

     Accumulated deferred income taxes.............................       488,016       485,078       497,056

     Accumulated deferred investment tax credits...................        78,028        83,178        88,328

     Other.........................................................        14,998        15,774         8,387
--------------------------------------------------------------------------------------------------------------

         Total deferred credits and other liabilities..............       642,377       651,380       664,785
--------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
--------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES...............................    $2,762,355    $2,754,871    $2,782,629
==============================================================================================================





THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION


December 31 (DOLLARS IN THOUSANDS)                                          1996           1995          1994
================================================================================================================

COMMON STOCK AND RETAINED EARNINGS:
     Common stock, par value $0.01, $2.50 and $2.50 per
         share, respectively; authorized 125,000,000,
         100,000,000 and 100,000,000 shares,
         respectively; and issued 46,470,616 shares..................    $      465    $  116,177    $  116,177
     Premium on capital stock........................................       724,256       608,273       608,158
     Retained earnings                                                      449,198       425,545       409,960
     Treasury stock - 6,091,871, 6,097,357,  and 6,116,229
         shares, respectively........................................      (212,316)     (212,460)     (213,118)
----------------------------------------------------------------------------------------------------------------
              Total common stock and retained earnings...............       961,603       937,535       921,177
----------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
     Par value $20, authorized 675,000 shares - 4%;
         421,963, 421,963, and 423,663 shares, respectively..........         8,439         8,439         8,473
     Par value $25, authorized and unissued 4,000,000 shares.........           ---           ---           ---
     Par value $0.01, authorized and unissued 5,000,000 shares.......           ---           ---           ---
     Par value $100, authorized 1,865,000 shares-
     SERIES           SHARES OUTSTANDING
         4.20%        49,950.........................................         4,995         5,000         5,000
         4.24%        75,000.........................................         7,500         7,500         7,500
         4.44%        63,500.........................................         6,350         6,500         6,500
         4.80%        70,950.........................................         7,095         7,500         7,500
         5.34%        150,000........................................        15,000        15,000        15,000
----------------------------------------------------------------------------------------------------------------
              Total cumulative preferred stock.......................        49,379        49,939        49,973
----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
     First mortgage bonds-
     SERIES           DATE DUE
         4.50 %       March 1, 1995..................................           ---           ---        25,000
         5.125%       January 1, 1997................................        15,000        15,000        15,000
         6.375%       January 1, 1998................................        25,000        25,000        25,000
         7.125%       January 1, 1999................................        12,500        12,500        12,500
         8.625%       January 1, 2000................................           ---           ---        30,000
         6.25 %       Senior Notes Series B, October 15, 2000........       110,000       110,000           ---
         7.125%       January 1, 2002................................        40,000        40,000        40,000
         8.375%       January 1, 2004................................           ---           ---        75,000
         9.125%       January 1, 2005................................           ---           ---        60,000
         8.625%       January 1, 2006................................           ---           ---        55,000
         8.375%       January 1, 2007................................        75,000        75,000        75,000
         8.625%       November 1, 2007...............................        35,000        35,000        35,000
         8.25 %       August 15, 2016................................       100,000       100,000       100,000
         8.875%       December 1, 2020...............................        75,000        75,000        75,000
         7.30 %       Senior Notes Series A, October 15, 2025........       110,000       110,000           ---
         5.875%       Pollution Control Series A December 1, 2007....           ---           ---        47,000
         7.00 %       Pollution Control Series C, March 1, 2017......        56,000        56,000        56,000
     Other bonds-
         6.75 %       Muskogee Industrial Trust Bonds,
                      March 1, 2006..................................           ---           ---        32,050
         Var. %       Garfield Industrial Authority, January 1, 2025.        47,000        47,000           ---
         Var. %       Muskogee Industrial Authority, January 1, 2025.        32,400        32,400           ---
     Unamortized premium and discount, net...........................        (8,619)       (9,038)       (8,533)
     Enogex Inc. notes (Note 5)......................................       120,000       120,000         6,900
----------------------------------------------------------------------------------------------------------------
              Total long-term debt...................................       844,281       843,862       755,917
                  Less long-term debt due within one year............        15,000           ---        25,350
----------------------------------------------------------------------------------------------------------------
              Total long-term debt (excluding long-term
                  debt due within one year)..........................       829,281       843,862       730,567
----------------------------------------------------------------------------------------------------------------
Total Capitalization  ...............................................    $1,840,263    $1,831,336    $1,701,717
================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (DOLLARS IN THOUSANDS)                             1996           1995          1994
==============================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.......................................................    $  133,332    $  125,256    $  123,785
  Adjustments to Reconcile Net Income to Net Cash Provided
     from Operating Activities:
     Depreciation..................................................       136,140       132,135       126,377
     Deferred income taxes and investment tax credits, net.........        (3,000)       (9,078)       21,942
     Provision for rate refund.....................................         1,804         3,112         4,200
     Change in Certain Current Assets and Liabilities:
         Accounts receivable - customers...........................       (16,533)       (6,462)       11,898
         Accrued unbilled revenues.................................         8,650        (6,750)        8,300
         Fuel, materials and supplies inventories..................        (4,200)       (6,457)      (22,955)
         Accumulated deferred tax assets...........................           692         1,318        12,011
         Other current assets......................................        (2,361)       38,051       (16,821)
         Accounts payable..........................................        13,401         5,887       (35,667)
         Accrued taxes.............................................        (1,176)        2,784           436
         Accrued interest..........................................           688        (4,729)       (2,839)
         Accumulated provision for rate refund.....................        (2,650)         (320)      (36,147)
         Other current liabilities.................................         7,131        (6,905)       (5,789)
     Other operating activities....................................        22,753        13,667        15,479
--------------------------------------------------------------------------------------------------------------
         Net cash provided from operating activities...............       294,671       281,509       204,210
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..........................................      (161,129)     (141,439)     (151,012)
--------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities.....................      (161,129)     (141,439)     (151,012)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of long-term debt, net.............................           ---        87,750       (83,450)
     Short-term debt, net..........................................       (26,200)     (115,150)      135,750
     Redemption of preferred stock.................................          (560)          (34)          ---
     Cash dividends declared on preferred stock....................        (2,302)       (2,316)       (2,317)
     Cash dividends declared on common stock.......................      (107,377)     (107,355)     (107,319)
--------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities.....................      (136,439)     (137,105)      (57,336)
--------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.....................................................        (2,897)        2,965        (4,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD..........................................................         5,420         2,455         6,593
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................    $    2,523    $    5,420    $    2,455
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Cash Paid During the Period for:
         Interest (net of amount capitalized)......................    $   64,882    $   76,860    $   74,372
         Income taxes .............................................    $   82,970    $   77,752    $   57,416
--------------------------------------------------------------------------------------------------------------
DISCLOSURE OF ACCOUNTING POLICY:
   For purposes of these  statements,  the Company  considers  all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.
==============================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION AND PRINCIPALS OF CONSOLIDATION

     OGE Energy Corp. (the "Company") became the parent company of Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex, Inc. ("Enogex") on December 31, 1996. On that date, all outstanding OG&E common stock was exchanged on a share-for-share basis for common stock of OGE Energy Corp. and the common stock of Enogex was distributed to the Company. The financial information presented represents the consolidated results of OG&E through December 31, 1996. All significant intercompany transactions have been eliminated in consolidation.

ACCOUNTING RECORDS

     The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, OG&E, as a regulated utility, is subject to the accounting principles prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be charged to expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. Regulatory assets and liabilities are amortized consistent with ratemaking treatment established by regulators. Management continuously monitors the future recoverability of regulatory assets. When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is reduced or written-off, as appropriate. See Notes 7 and 10 of Notes to Consolidated Financial Statements for related discussion.

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard was adopted effective January 1, 1996 and did not have a material impact on the Company's financial position or its results of operations.

USE OF ESTIMATES

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

     All property, plant and equipment is recorded at cost. Electric utility plant is recorded at its original cost. Newly constructed plant is added to plant balances at costs which include contracted services, direct labor, materials, overhead and allowance for funds used during construction. Replacement of major units of property are capitalized as plant. The replaced plant is removed from plant balances and the cost of such property together with the cost of removal less salvage is charged to accumulated depreciation. Repair and replacement of minor items of property are included in the Consolidated Statements of Income as maintenance expense.

DEPRECIATION

     The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1996, 1995 and 1994, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

     Enogex's gas pipeline, gathering systems, compressors and gas processing plants are depreciated on a straight-line method over periods ranging from 15 to 48 years.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Consolidated Statements of Income and a charge to construction work in progress.

     AFUDC rates, compounded semi-annually, were 5.63, 6.30 and 4.58 percent for the years 1996, 1995 and 1994, respectively.

UNBILLED REVENUE

     OG&E accrues estimated revenues for services provided but not yet billed. The cost of providing service is recognized as incurred.

AUTOMATIC FUEL ADJUSTMENT CLAUSES

     Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of OG&E's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

FUEL INVENTORIES

     Fuel inventories for the generation of electricity consist of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories exceeded the stated LIFO cost by approximately $4.6 million, $2.4 million and $2.5 million for 1996, 1995 and 1994, respectively, based on the average cost of fuel purchased late in the respective years. Natural gas products inventories are held for sale and accounted for based on the weighted average cost of production.

ENVIRONMENTAL COSTS

     Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. When a single estimate of the liability cannot be determined, the low end of the estimated range is recorded. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.

RECLASSIFICATIONS

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1996 presentation.

2.       INCOME TAXES

         The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                            1996        1995         1994
--------------------------------------------------------------------------------------------------------

Provision For Current Income Taxes:
     Federal.......................................................    $ 72,633    $ 65,173    $ 42,974
     State.........................................................       8,594      12,722       7,155
--------------------------------------------------------------------------------------------------------
         Total Provision For Current Income Taxes..................      81,227      77,895      50,129
--------------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:
     Federal
         Depreciation..............................................       2,671       6,084       7,372
         Repair allowance..........................................       2,100       2,101       1,109
         Removal costs.............................................         630         700       1,542
         Provision for rate refund.................................         928        (588)     12,406
         Company restructuring.....................................      (8,250)     (8,373)        ---
         Other.....................................................        (294)     (2,678)        812
     State.........................................................       4,365      (1,174)      3,851
--------------------------------------------------------------------------------------------------------
         Total Provision (Benefit) For Deferred Income Taxes, net..       2,150      (3,928)     27,092
--------------------------------------------------------------------------------------------------------
Deferred Investment Tax Credits, net...............................      (5,150)     (5,150)     (5,150)
Income Taxes Relating to Other Income and Deductions...............        (515)      1,436         203
--------------------------------------------------------------------------------------------------------
         Total Income Tax Expense..................................    $ 77,712    $ 70,253    $ 72,274
--------------------------------------------------------------------------------------------------------
Pretax Income......................................................    $211,044    $195,509    $196,059
========================================================================================================

The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

 Year ended December 31                                                1996     1995     1994
----------------------------------------------------------------------------------------------

Statutory federal tax rate.........................................    35.0%    35.0%    35.0%
State income taxes, net of federal income tax benefit..............     4.0      3.8      3.7
Tax credits, net...................................................    (4.1)    (4.8)    (3.8)
Other, net.........................................................     1.9      1.9      2.0
----------------------------------------------------------------------------------------------
     Effective income tax rate as reported.........................    36.8%    35.9%    36.9%
==============================================================================================

     The Company files consolidated income tax returns. Income taxes are allocated to each company based on its separate taxable income or loss.

     Investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property.

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which uses an asset and liability approach to accounting for income taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

     The deferred tax provisions, set forth above, are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Accumulated Deferred Income Taxes at December 31, 1996, 1995 and 1994 are as follows:


 Year ended December 31 (DOLLARS IN THOUSANDS)                       1996        1995        1994
----------------------------------------------------------------------------------------------------

Current Deferred Tax Assets:
     Accrued vacation .........................................    $  4,171    $  3,666    $  3,363
     Postemployment medical and life insurance benefits........         ---         ---       3,235
     Provision for rate refund.................................         ---       1,025         375
     Uncollectible accounts....................................       1,748       1,782       1,218
     Capitalization of indirect costs..........................       2,583       2,583       2,583
     Provision for Worker's Compensation claims................       1,207       1,568         ---
     Other.....................................................         358         135       1,303
----------------------------------------------------------------------------------------------------
         Accumulated deferred tax assets.......................    $ 10,067    $ 10,759    $ 12,077
====================================================================================================
Deferred Tax Liabilities:
     Accelerated depreciation and other property-related
     differences...............................................    $469,949    $460,332    $455,943
     Allowance for funds used during construction..............      46,429      49,572      53,317
     Income taxes recoverable through future rates.............      49,466      54,023      58,470
----------------------------------------------------------------------------------------------------
         Total.................................................     565,844     563,927     567,730
----------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Deferred investment tax credits...........................     (25,372)    (27,120)    (28,868)
     Income taxes refundable through future rates..............     (32,296)    (37,795)    (40,186)
     Postemployment medical and life insurance benefits........      (2,301)     (2,347)        ---
     Company pension plan......................................     (16,465)    (11,612)     (6,417)
     Other.....................................................      (1,394)         25       4,797
----------------------------------------------------------------------------------------------------
         Total.................................................     (77,828)    (78,849)    (70,674)
----------------------------------------------------------------------------------------------------
Accumulated Deferred Income Tax Liabilities....................    $488,016     $485,078   $497,056
====================================================================================================

3.       COMMON STOCK AND RETAINED EARNINGS

     There were no new shares of common stock issued during 1996, 1995 or 1994. The $271,000 and $115,000 increase in 1996 and 1995, respectively and $37,000 decrease in 1994 in premium on capital stock, as presented on the Consolidated Statements of Capitalization, represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan, and repurchased preferred stock.

RESTRICTED STOCK PLAN

     The Company has a Restricted Stock Plan whereby certain employees may periodically receive shares of the Company's common stock at the discretion of the Board of Directors. The Company distributed 16,024, 18,872 and 18,950 shares of common stock during 1996, 1995 and 1994, respectively. The Company also reacquired 10,538 and 11,040 shares in 1996 and 1994, respectively. The shares distributed/reacquired in the reported periods were recorded as treasury stock.

         Changes in common stock were:

(thousands)                                                     1996      1995      1994
------------------------------------------------------------------------------------------

Shares outstanding January 1...............................    40,373    40,354    40,346
Issued/reacquired under the Restricted Stock Plan, net.....         6        19         8
------------------------------------------------------------------------------------------
Shares outstanding December 31.............................    40,379    40,373    40,354
==========================================================================================

     There were 5,250,000 shares of unissued common stock reserved for the various employee and Company stock plans at December 31, 1996. With the exception of the Restricted Stock Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

     OG&E's Restated Certificate of Incorporation and its Trust Indenture, as supplemented, relating to the First Mortgage Bonds, contain provisions which, under specific conditions, limit the amount of dividends (other than in shares of common stock) and/or other distributions which may be made to the Company, as common shareowner.

     In December 1991, holders of OG&E's First Mortgage Bonds approved a series of amendments to OG&E's Trust Indenture. The amendments eliminated the cumulative amount of the previous restrictions on retained earnings related to the payment of dividends and provided management with the flexibility to repurchase common stock, when appropriate, in order to maintain desired capitalization ratios and to achieve other business needs. OG&E incurred $14 million relating to obtaining such amendments and began amortizing these costs over the remaining life of the respective bond issues. In November 1995, OG&E redeemed $220 million principal amount of outstanding First Mortgage Bonds and expensed approximately $3 million of the costs incurred in obtaining the amendments. At the end of 1996, there was approximately $5.7 million in unamortized costs associated with obtaining these amendments.

SHAREOWNERS RIGHTS PLAN

     In December 1990, OG&E adopted a Shareowners Rights Plan designed to protect shareowners' interests in the event that OG&E was ever confronted with an unfair or inadequate acquisition proposal. In connection with the corporate restructuring, the Company adopted a substantially identical Shareowners Rights Plan in August 1995. Pursuant to the plan, the Company declared a dividend distribution of one "right" for each share of Company common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of new preferred stock of the Company under certain circumstances. The rights may be exercised if a person or group announces its intention to acquire, or does acquire, 20 percent or more of the Company's common stock. Under certain circumstances, the holders of the rights will be entitled to purchase either shares of common stock of the Company or common stock of the acquirer at a reduced percentage of market value. The rights are scheduled to expire on December 11, 2000.

4.       CUMULATIVE PREFERRED STOCK OF SUBSIDIARY

     Preferred stock of OG&E is redeemable at the option of OG&E at the following amounts per share plus accrued dividends: the 4% Cumulative Preferred Stock at the par value of $20 per share; the Cumulative Preferred Stock, par value $100 per share, as follows: 4.20% series-$102; 4.24% series-$102.875; 4.44% series-$102; 4.80% series-$102; and 5.34% series-$101.

     OG&E's Restated Certificate of Incorporation permits the issuance of new series of preferred stock with dividends payable other than quarterly.

5.       LONG-TERM DEBT

     OG&E's Trust Indenture, as supplemented, relating to the First Mortgage Bonds, requires OG&E to pay to the trustee annually, an amount sufficient to redeem, for sinking fund purposes, 1 1/4 percent of the highest amount outstanding at any time. This requirement has been satisfied by pledging permanent additions to property to the extent of 166 2/3 percent of principal amounts of bonds otherwise required to be redeemed. Through December 31, 1996, gross property additions pledged totaled approximately $382 million.

     Annual sinking fund requirements for each of the five years subsequent to December 31, 1996, are as follows:

              Year                                      Amount
              ===================================================
              1997.................................. $ 13,302,083
              1998.................................. $ 12,781,249
              1999.................................. $ 12,520,833
              2000.................................. $ 10,229,166
              2001.................................. $ 10,229,166
              ===================================================

     As in prior years, OG&E expects to meet these requirements by pledging permanent additions to property.

     In April 1996, OG&E filed a registration statement for the sale of up to $300 million of senior notes. In February 1997, OG&E reduced the amount of the registration statement for senior notes to $250 million and filed a new registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, OG&E may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds or preferred stock.

     As of December 31, 1996, Enogex long-term debt consisted of $120 million of medium-term notes at a composite rate of 6.89%. The following table itemizes the Enogex long-term debt at December 31, 1996, 1995 and 1994:


December 31 (DOLLARS IN THOUSANDS)                 1996        1995       1994
--------------------------------------------------------------------------------

Series Due August 7, 2000 -- 6.76% - 6.77%....   $ 27,000    $ 27,000    $   ---
Series Due August 31, 2000 -- 6.68%...........     20,000      20,000        ---
Series Due September 1, 2000 -- 6.70%.........     10,000      10,000        ---
Variable Rate Note Due July 31, 2001..........        ---         ---      6,900
Series Due August 7, 2002 -- 7.02% - 7.05%....     63,000      63,000        ---
--------------------------------------------------------------------------------
     Total....................................   $120,000    $120,000    $ 6,900
================================================================================

     Maturities of long-term debt during the next five years consist of $15 million in 1997, $25 million in 1998, $12.5 million in 1999 and $167 million in 2000.

     Unamortized debt expense and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt.

     Substantially all electric plant was subject to lien of the Trust Indenture at December 31, 1996.

6.       SHORT-TERM DEBT

     The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. The maximum and average amounts of short-term borrowings during 1996 were $142.1 million and $72.4 million, respectively, at a weighted average interest rate of 5.63%. The weighted average interest rates for 1995 and 1994 were 6.39% and 4.76%, respectively. OG&E has an agreement for a flexible line of credit, up to $160 million, through December 6, 2000. The line of credit is maintained on a variable fee basis on the unused balance. Short-term debt in the amount of $41.4 million was outstanding at December 31, 1996.

7.       POSTEMPLOYMENT BENEFIT PLANS

     During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

     As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for
Settlements   and   Curtailments  of  Defined  Benefit  Pension  Plans  and  for
Termination   Benefits"   and  SFAS  No.   106,   "Employers'   Accounting   for
Postretirement Benefits Other Than Pensions." In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs which had not been offset by labor savings through December 31, 1994. The remaining balance of the one-time costs is being amortized over 26 months, commencing January 1, 1995. The components of the severance and VERP costs and the amount deferred are as follows:

                                                     SFAS      SFAS
(DOLLARS IN THOUSANDS)                              No. 88    No. 106   Severance    Total
--------------------------------------------------------------------------------------------

Curtailment Loss...............................    $ 1,042    $ 5,457    $   ---    $ 6,499
Recognition of Transition Obligation...........        ---     17,268        ---     17,268
Special Retirement Benefits....................     28,198      6,566        ---     34,764
Enhanced Severance.............................        ---        ---      4,891      4,891
--------------------------------------------------------------------------------------------
Total VERP and Severance Costs.................    $29,240    $29,291    $ 4,891     63,422
--------------------------------------------------------------------------------------------
Deferred as a Regulatory Asset at December 31, 1994.............................    (48,903)
--------------------------------------------------------------------------------------------
Postemployment Costs Recognized as Restructuring in 1994........................     14,519
Consulting Fees.................................................................      2,750
Other...........................................................................      3,766
--------------------------------------------------------------------------------------------
1994 Restructuring Expenses.....................................................    $21,035
============================================================================================


     The restructuring charges reflected above, include only costs that were actually incurred in 1994. In 1995 and 1996, amortization of the deferred regulatory asset was $22.6 million each year.

PENSION PLAN

     All eligible employees of the Company are covered by a non-contributory defined benefit pension plan. Under the plan, retirement benefits are primarily a function of both the years of service and the highest average monthly compensation for 60 consecutive months out of the last 120 months of service.

     It is the Company's policy to fund the plan on a current basis to comply with the minimum required contributions under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

     Net periodic pension cost is computed in accordance with provisions of SFAS
No.  87,   "Employers'   Accounting  for  Pensions,"  and  is  recorded  in  the
accompanying Consolidated Statements of Income in Other operation.

     In determining the projected benefit obligation, the weighted average discount rates used were 7.75, 7.25 and 8.25 percent for 1996, 1995 and 1994, respectively. The assumed rate of increase in future salary levels was 4.5 percent in 1996, 1995 and 1994. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 9 percent for the reported periods.

     The plan's assets consist primarily of U. S. Government securities, listed common stocks and corporate debt.

     Net periodic pension costs for 1996, 1995 and 1994 included the following:


 (DOLLARS IN THOUSANDS)                                      1996        1995        1994
-------------------------------------------------------------------------------------------

Service costs..........................................    $ 6,493     $ 4,714     $ 7,824
Interest cost on projected benefit obligation..........     20,909      20,392      17,851
Return on plan assets .................................    (18,742)    (15,036)    (17,510)
Net amortization and deferral..........................     (1,263)     (1,263)     (1,263)
Amortization of unrecognized prior service cost........      2,939       2,634       1,489
-------------------------------------------------------------------------------------------
Net periodic pension costs.............................    $10,336     $11,441     $ 8,391
===========================================================================================

     The following table sets forth the plan's funded status at December 31, 1996, 1995 and 1994:


 (DOLLARS IN THOUSANDS)                                           1996          1995          1994
-----------------------------------------------------------------------------------------------------

Projected benefit obligation:
     Vested benefits.......................................    $(223,116)    $(232,457)    $(208,438)
     Nonvested benefits....................................      (17,599)      (18,263)      (14,664)
-----------------------------------------------------------------------------------------------------
     Accumulated benefit obligation........................     (240,715)     (250,720)     (223,102)
     Effect of future compensation levels..................      (44,258)      (44,853)      (29,425)
-----------------------------------------------------------------------------------------------------
Projected benefit obligation...............................     (284,973)     (295,573)     (252,527)
Plan's assets at fair value................................      222,912       214,986       177,045
-----------------------------------------------------------------------------------------------------
Plan's assets less than projected benefit obligation.......      (62,061)      (80,587)      (75,482)
Unrecognized prior service cost............................       42,986        40,616        43,250
Unrecognized net asset from application of SFAS No. 87.....       (6,316)       (7,580)       (8,842)
Unrecognized net (gain) loss...............................      (15,254)        9,489          (900)
-----------------------------------------------------------------------------------------------------
Accrued pension liability..................................    $ (40,645)    $ (38,062)    $ (41,974)
=====================================================================================================

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for retired members ("postretirement benefits"). Employees retiring from the Company on or after attaining age 55 who have met certain length of service requirements are entitled to these benefits. The benefits are subject to deductibles, co-payment provisions and other limitations.

     During 1993, OG&E expensed pay-as-you-go postretirement benefits and recorded a deferral for the difference between pay-as-you-go and SFAS No. 106 requirements. The February 25, 1994, OCC rate order directed OG&E to recover postretirement benefit costs following the pay-as-you-go method and to defer the incremental cost associated with accrual recognition of SFAS No. 106 related costs following a "phase-in" plan. Accordingly, OG&E recorded a regulatory asset for the difference between the amounts using the pay-as-you-go method (adjusted for the phase-in plan) and those required by SFAS No. 106.

     A decision was made in the second quarter of 1994 to discontinue deferral of the differential and to charge to expense $8.4 million of postretirement benefits that had been recorded as a regulatory asset. Although OG&E continues to believe that it could have recovered these costs in future rate proceedings before the OCC, OG&E decided to recognize these expenses currently, due to its strategy to reduce its cost-structure, which minimizes future revenue requirements. OG&E expects to continue charging to expense the SFAS No. 106 costs and to include an annual amount as a component of cost-of-service in future ratemaking proceedings. Net postretirement benefit expense for 1996, 1995 and 1994 included the following components:


 (DOLLARS IN THOUSANDS)                                 1996        1995       1994
======================================================================================

Service cost......................................    $  2,317    $  1,932    $ 2,714
Interest cost.....................................       6,824       7,242      5,978
Return on plan assets.............................      (3,263)       (576)       ---
Net amortization..................................       3,844       3,325      3,549
Net amount capitalized or deferred................      (2,157)     (2,399)    (4,557)
Discontinued deferral of regulatory asset.........         ---         ---      8,359
--------------------------------------------------------------------------------------
    Net postretirement benefit expense............    $  7,565    $  9,524    $16,043
======================================================================================

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.75, 7.25 and 8.25 percent for December 31, 1996, 1995 and 1994, respectively. The rate of increase in future compensation levels used in measuring the life insurance accumulated postretirement benefit obligation was 4.5 percent for December 31, 1996, 1995 and 1994. A 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate is assumed to decrease gradually to 4.5 percent by the year 2006 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $9.1 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1996 by approximately $1.1 million.

     The following table sets forth the funded status of the postretirement benefits and amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1996, 1995 and 1994:


 (DOLLARS IN THOUSANDS)                                 1996         1995           1994
==========================================================================================

Accumulated postretirement benefit obligation:
     Retirees....................................    $(78,856)     $(88,500)     $(81,688)
     Actives eligible to retire..................      (3,863)       (2,420)       (2,716)
     Actives not yet eligible to retire..........     (11,553)      (11,869)       (7,870)
------------------------------------------------------------------------------------------
         Total...................................     (94,272)     (102,789)      (92,274)
Plan assets at fair value........................      39,066        23,864        17,279
------------------------------------------------------------------------------------------
Funded status ...................................     (55,206)      (78,925)      (74,995)
Unrecognized transition obligation...............      43,985        46,734        49,483
Unrecognized net actuarial (gain) loss ..........      (7,937)        4,331        (2,930)
------------------------------------------------------------------------------------------
Accrued postretirement benefit obligation........    $(19,158)     $(27,860)     $(28,442)
==========================================================================================

8.       REPORT OF BUSINESS SEGMENTS

     The Company's electric utility operations are conducted through OG&E, an operating public utility engaged in the generation, transmission, distribution, and sale of electric energy. The non-utility operations are conducted through Enogex, which is engaged in the gathering and transmission of natural gas, and through its subsidiaries, is engaged in the processing of natural gas and the marketing of natural gas liquids, in the buying and selling of natural gas to third parties, and in the exploration for and production of natural gas and related products.


 (DOLLARS IN THOUSANDS)                         1996           1995            1994
==============================================================================================

Operating Information:
    Operating Revenues
     Electric utility............................    $1,200,337     $1,168,287     $1,196,898
     Non-utility subsidiary......................       231,427        178,082        203,079
     Intersegment revenues (A)...................       (44,329)       (44,332)       (44,809)
----------------------------------------------------------------------------------------------
         Total...................................    $1,387,435     $1,302,037     $1,355,168
==============================================================================================
    Pre-tax Operating Income
     Electric utility............................    $  247,527     $  246,333     $  248,827
     Non-utility subsidiary......................        31,919         24,631         23,710
----------------------------------------------------------------------------------------------
         Total...................................    $  279,446     $  270,964     $  272,537
==============================================================================================
    Net Income
     Electric utility............................    $  116,869     $  112,545     $  113,795
     Non-utility subsidiary......................        16,463         12,711          9,990
----------------------------------------------------------------------------------------------
         Total...................................    $  133,332     $  125,256     $  123,785
==============================================================================================
Investment Information:
    Identifiable Assets as of December 31
     Electric utility (B)........................    $2,388,012     $2,422,609     $2,471,902
     Non-utility subsidiary......................       374,343        332,262        310,727
----------------------------------------------------------------------------------------------
         Total...................................    $2,762,355     $2,754,871     $2,782,629
==============================================================================================
Other Information:
    Depreciation
     Electric utility............................    $  112,232     $  110,719     $  107,239
     Non-utility subsidiary......................        23,908         21,416         19,138
----------------------------------------------------------------------------------------------
         Total...................................    $  136,140     $  132,135     $  126,377
==============================================================================================
Construction Expenditures
     Electric utility............................    $   94,019     $  110,276     $  104,256
     Non-utility subsidiary......................        56,155         43,242         32,084
----------------------------------------------------------------------------------------------
         Total...................................    $  150,174     $  153,518     $  136,340
==============================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.
(B)  Includes OGE Energy Corp. start-up costs of $1,299,528 at December 31,1996.

9.       COMMITMENTS AND CONTINGENCIES

     OG&E has entered into purchase commitments in connection with OG&E's construction program and the purchase of necessary fuel supplies of coal and natural gas for OG&E's generating units. The Company's construction expenditures for 1997 are estimated at $203 million.

     OG&E acquires natural gas for boiler fuel under 265 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1996, 1995 and 1994, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $9,936,000, $7,402,000, and $10,879,000, respectively. OG&E may be required to make additional prepayments in subsequent years. OG&E expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

     At December 31, 1996, OG&E held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense and recovered through OG&E's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:


(DOLLARS IN THOUSANDS)

1997.....................    $5,280     2000....................    $  5,010
1998.....................     5,199     2001....................       4,915
1999.....................     5,105     2002 and beyond.........      58,781
                                                                    ---------
    Total Minimum Lease Payments................................    $ 84,290
                                                                    =========

     Rental payments under operating leases were approximately $5.4 million in 1996, $6.5 million in 1995, and $5.6 million in 1994.

     OG&E is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

     OG&E had entered into an agreement with an unrelated third-party to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing OG&E to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, OG&E completed negotiations and contracted with the third-party developer for gas storage service. Pursuant to the contract, the third-party developer reimbursed OG&E for all outstanding cash advances and interest amounting to approximately $46.8 million. OG&E also entered into a bridge financing agreement as guarantor for the third-party. Permanent financing by the third-party, which should occur around mid 1997, will replace the bridge finance agreement with OG&E as guarantor.

     OG&E has entered into agreements with four qualifying cogeneration facilities having initial terms of 3 to 32 years. These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978 ("PURPA"). Stated generally, PURPA and the regulations thereunder promulgated by FERC require OG&E to purchase power generated in a manufacturing process from a qualified cogeneration facility ("QF"). The rate for such power to be paid by OG&E was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge which OG&E must pay the QF for having the capacity available. However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is currently recoverable in rates from Oklahoma customers.

     During 1996, 1995, and 1994, OG&E made total payments to cogenerators of approximately $210.0 million, $210.4 million, and $210.3 million, of which $175.2 million, $174.1 million, and $173.2 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as purchased power. The future minimum capacity payments under the contracts for the next five years are approximately: 1997 - $176 million, 1998 - $187 million, 1999 - $189 million, 2000 - $190 million and 2001 - $192 million.

     Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations.

     The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $40 million during 1997, compared to approximately $43 million in 1996. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

     OG&E has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). OG&E also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulfur dioxide emission requirements will affect OG&E beginning in the year 2000. OG&E believes it can meet these sulfur dioxide limits without additional capital expenditures. With respect to nitrogen oxide limits, OG&E is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008.

     OG&E is a party to three separate actions brought by the EPA concerning cleanup of disposal sites for hazardous waste. OG&E was not the owner or operator of those sites. Rather OG&E along with many others, shipped materials to the owners or operators of the sites who failed to dispose of the materials in an appropriate manner. Remediation at two of these sites has been completed. OG&E's total waste disposed at the remaining site is minimal and on February 15, 1996, OG&E elected to participate in the de minimis settlement offered by EPA, which limited OG&E's financial obligation to less than $50,000. One of the other potentially responsible parties is currently contesting OG&E's participation as a de minimis party. Regardless of the outcome of this issue, OG&E believes its ultimate liability for this site is minimal.

     In the normal course of business, other lawsuits, claims, environmental actions and other governmental proceedings arise against the Company and its subsidiaries. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on the Company's consolidated financial position or results of operations.

10.      RATE MATTERS AND REGULATION

     On February 11, 1997, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). The OCC order also directed OG&E to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex at $41.3 million until competitively-bid gas transportation begins.

     As discussed in Note 7 of Notes to Consolidated Financial Statements, during the third quarter of 1994, the Company incurred $63.4 million of costs related to the VERP and enhanced severance package. Pending an OCC order, OG&E deferred these costs; however, between August 1, and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced OG&E's electric rates during such period by approximately $15 million annually, effective January 1995. The labor savings from the VERP and severance package substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million.

     On February 25, 1994, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by approximately $14 million annually (based on a test year ended June 30, 1991) and required OG&E to refund approximately $41.3 million. The $14 million annual reduction in rates lowered OG&E's rates to its Oklahoma customers by approximately $17 million annually. With respect to the $41.3 million refund, the entire amount relates to the disallowance of a portion of the fees paid by OG&E to Enogex for transportation services of which $39.1 million was associated with revenues prior to January 1, 1994, while the remaining $2.2 million related to 1994.

     On June 18, 1996, the APSC staff and OG&E filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that OG&E pays Enogex and recovers through its fuel clause for transporting natural gas to OG&E's gas-fired generating stations. On July 11, 1996, the APSC issued an order that, among other things, required OG&E to refund approximately $4.5 million in 1996 to its Arkansas retail electric customers. The $4.5 million refund related to the disallowance of a portion of the fees paid by OG&E to Enogex for such transportation services and was recorded as a provision for a potential refund prior to August 1996.

     The components of Deferred Charges - Other, on the Consolidated Balance Sheets included the following, as of December 31:



 (DOLLARS IN THOUSANDS)                          1996        1995        1994
--------------------------------------------------------------------------------

Regulatory asset (restructuring)...........    $  3,759    $ 26,331    $ 48,903
Unamortized debt expense...................      10,291      10,919      12,871
Enogex gas sales contracts.................      15,075      11,294      12,690
Unamortized loss on reacquired debt........      10,253      11,197       5,487
Insurance Claims - Property Damage.........       6,231         ---         ---
Miscellaneous..............................      11,935      10,452      12,391
--------------------------------------------------------------------------------
         Total.............................    $ 57,544    $ 70,193    $ 92,342
================================================================================


Regulatory Assets and Liabilities consisted of the following as of December 31:


 (DOLLARS IN THOUSANDS)                            1996        1995         1994
----------------------------------------------------------------------------------

Regulatory Assets:
  Income Taxes Recoverable from Customers....    $127,819    $139,594    $151,086
  Workforce Reduction (Restructuring)........       3,759      26,331      48,903
  Miscellaneous..............................         435         455       2,214
----------------------------------------------------------------------------------
     Total Regulatory Assets.................     132,013     166,380     202,203
Regulatory Liabilities:
  Income Taxes Refundable to Customers.......     (83,451)    (97,660)   (103,840)
  Gain on Disposition of Allowances..........        (329)       (282)       (187)
----------------------------------------------------------------------------------
Net Regulatory Assets........................    $ 48,233    $ 68,438    $ 98,176
==================================================================================

     While the Company does not expect to cease meeting the criteria for application of SFAS No. 71 in the foreseeable future, if the Company were required to discontinue the application of SFAS No. 71 for some or all of its operations, it would result in writing off the related regulatory assets; the financial effects of which could be significant.

11.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS AND CUSTOMER DEPOSITS

     The fair value of cash and cash equivalents and customer deposits approximate the carrying amount due to their short maturity.

CAPITALIZATION

     The fair value of long-term Debt and Preferred Stocks is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The fair value of the Enogex Notes is based on management's estimate of current rates available for similar issues with the same remaining maturities.

     Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:


                                                   1996                    1995                    1994
                                           ---------------------   ---------------------   ---------------------
                                           Carrying   Fair Value   Carrying   Fair Value   Carrying   Fair Value
(DOLLARS IN THOUSANDS)                      Amount                  Amount                  Amount
================================================================================================================

ASSETS:
     CASH AND CASH EQUIVALENTS.........    $  2,523    $  2,523    $  5,420    $  5,420    $  2,455    $  2,455
================================================================================================================
LIABILITIES:
     CUSTOMER DEPOSITS.................    $ 23,257    $ 23,257    $ 21,920    $ 21,920    $ 20,904    $ 20,904
================================================================================================================
CAPITALIZATION:
     First Mortgage Bonds..............    $644,881    $656,362    $644,462    $671,356    $716,967    $710,523
     Industrial Authority Bonds........      79,400      79,400      79,400      79,400      32,050      32,044
     Enogex Inc. Notes.................     120,000     120,379     120,000     124,853       6,900       6,900
     Preferred Stock:
      4% - 5.34% Series -- 831,363,
        836,963 and 838,663 Shares.....      49,379      35,829      49,939      35,541      49,973      27,442
----------------------------------------------------------------------------------------------------------------

     TOTAL CAPITALIZATION..............    $893,660    $891,970    $893,801    $911,150    $805,890    $776,909
================================================================================================================

Report of Independent Public Accountants
----------------------------------------

TO THE SHAREOWNERS OF
OGE ENERGY CORP.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp. (an Oklahoma corporation), formerly Oklahoma Gas & Electric Company, and its subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OGE Energy Corp. and its subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                             /s/ Arthur Andersen LLP
                                 Arthur Andersen LLP



Oklahoma City, Oklahoma,
January 23, 1997

Report of Management
--------------------

TO OUR SHAREOWNERS:

     The management of OGE Energy Corp. and its subsidiaries has prepared, and is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts that are based on the best estimates and judgments of management.

     To meet its responsibility for the reliability of the consolidated financial statements and related financial data, the Company's management has established and maintains an internal control structure. This structure provides management with reasonable assurance in a cost-effective manner that, among other things, assets are properly safeguarded and transactions are executed and recorded in accordance with its authorizations so as to permit preparation of financial statements in accordance with generally accepted accounting principles. The Company's internal auditors assess the effectiveness of this internal control structure and recommend possible improvements thereto on an ongoing basis.

     The Company maintains high standards in selecting, training and developing its members. This, combined with Company policies and procedures, provides reasonable assurance that operations are conducted in conformity with applicable laws and with its commitment to the highest standards of business conduct.

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

     In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:


Quarter ended (DOLLARS IN THOUSANDS EXCEPT                    Dec 31        Sep 30       Jun 30       Mar 31
PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------

Operating revenues.............................   1996      $ 311,515    $ 449,224    $ 348,644    $ 278,052
                                                  1995        283,898      467,510      304,113      246,516
                                                  1994        281,388      443,173      346,623      283,984
-------------------------------------------------------------------------------------------------------------
Operating income...............................   1996      $  23,227    $ 107,152    $  53,623    $  17,217
                                                  1995         24,948      115,991       42,800       18,408
                                                  1994         23,792      105,563       50,427       20,684
-------------------------------------------------------------------------------------------------------------
Net income (loss)..............................   1996      $   7,301    $  90,165    $  35,328    $     538
                                                  1995          4,890       96,969       24,258         (861)
                                                  1994          4,952       86,251       31,082        1,500
-------------------------------------------------------------------------------------------------------------
Earnings (loss) available for common...........   1996      $   6,729    $  89,593    $  34,749    $     (41)
                                                  1995          4,311       96,390       23,679       (1,440)
                                                  1994          4,372       85,672       30,503          921
-------------------------------------------------------------------------------------------------------------
Earnings (loss) per average common share.......   1996      $    0.17    $    2.22    $    0.86    $    0.00
                                                  1995           0.11         2.39         0.59        (0.04)
                                                  1994           0.11         2.12         0.76         0.02
-------------------------------------------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
          AND FINANCIAL DISCLOSURE.
          -------------------------

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ----------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since the Company filed copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 28, 1997. Such proxy statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         REPORTS ON FORM 8-K.
         --------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

     The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

 o   Consolidated Balance Sheets at December 31, 1996, 1995 and 1994

 o Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

 o Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994

 o   Consolidated  Statements of  Capitalization  at December 31, 1996, 1995 and
     1994

 o Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

 o   Notes to Consolidated Financial Statements

 o   Report of Independent Public Accountants

 o   Report of Management

                               SUPPLEMENTARY DATA
                               ------------------

      Interim Consolidated Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)            PAGE
-----------------------------------------------------            ----

    Schedule II - Valuation and Qualifying Accounts               72

    Report of Independent Public Accountants                      73

    Financial Data Schedule                                      180

     All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective financial statements or notes thereto.

3.  EXHIBITS
------------

EXHIBIT NO.               DESCRIPTION
-----------               -----------

 3.01    Copy of Restated Certificate of Incorporation.

 3.02    By-laws.

 4.01    Copy of Trust Indenture, dated
                  February 1, 1945, from OG&E to
                  The First National Bank and Trust Company of Oklahoma City, Trustee. (Filed as Exhibit 7-A to
                  Registration Statement No. 2-5566 and incorporated by reference herein)

 4.02    Copy of Supplemental Trust Indenture, dated
                  December 1, 1948, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.03 to Registration Statement No.
                  2-7744 and incorporated by reference herein)

4.03     Copy of Supplemental Trust Indenture, dated
                  June 1, 1949, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.03 to Registration Statement No. 2-7964 and incorporated by reference herein)


4.04     Copy of Supplemental Trust Indenture, dated
                  May 1, 1950, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.04 to Registration Statement No. 2-8421 and incorporated by reference herein)

4.05    Copy of Supplemental Trust Indenture, dated
                  March 1, 1952, a supplemental instrument to
                  Exhibit 4.01 hereto.  (Filed as Exhibit 4.08 to
                  Registration Statement No. 2-9415 and
                  incorporated by reference herein)

4.06    Copy of Supplemental Trust Indenture, dated
                  June 1, 1955, being a supplemental instrument to
                  Exhibit 4.01 hereto.  (Filed as Exhibit 4.07 to
                  Registration Statement No. 2-12274 and
                  incorporated by reference herein)

4.07    Copy of Supplemental Trust Indenture, dated
                  January 1, 1957, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.07 to Registration Statement No. 2-14115 and incorporated by reference herein)

4.08    Copy of Supplemental Trust Indenture, dated
                  June 1, 1958, being a supplemental instrument to
                  Exhibit 4.01 hereto.  (Filed as Exhibit 4.09 to
                  Registration Statement No. 2-19757 and
                  incorporated by reference herein)

4.09    Copy of Supplemental Trust Indenture, dated
                  March 1, 1963, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.09 to Registration Statement No. 2-23127 and incorporated by reference herein)

4.10    Copy of Supplemental Trust Indenture, dated
                  March 1, 1965, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.10 to Registration Statement No. 2-25808 and incorporated by reference herein)

4.11     Copy of Supplemental Trust Indenture, dated
                  January 1, 1967, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.11 to Registration Statement No. 2-27854 and incorporated by reference herein)


4.12     Copy of Supplemental Trust Indenture, dated
                  January 1, 1968, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.12 to Registration Statement No. 2-31010 and incorporated by reference herein)

4.13     Copy of Supplemental Trust Indenture, dated
                  January 1, 1969, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.13 to Registration Statement No. 2-35419 and incorporated by reference herein)

4.14    Copy of Supplemental Trust Indenture, dated
                  January 1, 1970, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.14 to Registration Statement No. 2-42393 and incorporated by reference herein)

4.15    Copy of Supplemental Trust Indenture, dated
                  January 1, 1972, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.15 to Registration Statement No. 2-49612 and incorporated by reference herein)

4.16    Copy of Supplemental Trust Indenture, dated
                  January 1, 1974, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.16 to Registration Statement No. 2-52417 and incorporated by reference herein)

4.17    Copy of Supplemental Trust Indenture, dated
                  January 1, 1975, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.17 to Registration Statement No. 2-55085 and incorporated by reference herein)

4.18    Copy of Supplemental Trust Indenture, dated
                  January 1, 1976, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.18 to Registration Statement No. 2-57730 and incorporated by reference herein)

4.19     Copy of Supplemental Trust Indenture, dated
                  September 14, 1976, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.19 to Registration Statement No.
                  2-59887 and incorporated by reference herein)


4.20     Copy of Supplemental Trust Indenture, dated
                  January 1, 1977, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.20 to Registration Statement No. 2-59887 and incorporated by reference herein)

4.21    Copy of Supplemental Trust Indenture, dated
                  November 1, 1977, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.21 to Registration Statement No.
                  2-70539 and incorporated by reference herein)

4.22     Copy of Supplemental Trust Indenture, dated
                  December 1, 1977, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.22 to Registration Statement No.
                  2-70539 and incorporated by reference herein)

4.23     Copy of Supplemental Trust Indenture, dated
                  February 1, 1980, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.23 to Registration Statement No.
                  2-70539 and incorporated by reference herein)

4.24     Copy of Supplemental Trust Indenture, dated
                  April 15, 1982, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.24 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1982, and incorporated by reference herein)

4.25     Copy of Supplemental Trust Indenture, dated
                  August 15, 1986, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.25 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1986 and incorporated by reference herein)

4.26     Copy of  Supplemental  Trust  Indenture, dated
                  March 1, 1987, being a supplemental instrument
                  to Exhibit 4.01 hereto. (Filed as Exhibit  4.26
                  to OG&E's Form 10-K Report for the year
                  ended December  31,  1987,  File No.  1-1097, and
                  incorporated  by reference herein)


4.28     Copy of Supplemental Trust Indenture, dated
                  November 15, 1990, being a supplemental instrument
                  to Exhibit 4.01 hereto. (Filed as Exhibit  4.28
                  to OG&E's Form 10-K Report for the year
                  ended December  31,  1990,  File No.  1-1097,  and
                  incorporated  by reference herein)

4.29     Copy of Supplemental Trust Indenture,  dated
                  December 9, 1991, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.29 to
                  OG&E's Form 10-K Report for the year ended
                  December 31, 1991, File No. 1-1097, and incorporated by reference herein)

4.30     Copy of  Supplemental  Trust  Indenture dated
                  October 1, 1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to
                  OG&E's Form 8-K Report  dated  October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

4.31     Copy of Supplemental Trust Indenture dated
                  October 1, 1995, from OG&E to
                  Boatmen's First National Bank of Oklahoma, Trustee.
                  (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.32     Copy of Supplemental Trust Indenture No. 1 dated
                  October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to
                  OG&E's Form 8-K Report dated October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

10.01    Coal Supply Agreement dated March 1, 1973, between
                  OG&E and Atlantic Richfield Company.  (Filed as
                  Exhibit 5.19 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.02    Amendment dated April 1, 1976, to Coal Supply
                  Agreement dated March 1, 1973, between OG&E and Atlantic Richfield Company, together with related correspondence. (Filed as Exhibit 5.21 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.03    Second Amendment dated March 1, 1978, to Coal Supply
                  Agreement dated March 1, 1973, between OG&E and
                  Atlantic Richfield Company.
                  (Filed as Exhibit 5.28 to Registration Statement
                  No. 2-62208 and incorporated by reference herein)


10.04    Amendment dated June 27, 1990, between OG&E and Thunder
                  Basin Coal Company, to Coal Supply Agreement dated March 1, 1973, between OG&E and Atlantic
                  Richfield Company.  (Filed as Exhibit 10.04 to
                  OG&E's Form 10-K Report for the year ended
                  December 31, 1994, File No. 1-1097, and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

10.05    Participation Agreement dated as of January 1, 1980,
                  among First National Bank and Trust Company of
                  Oklahoma City, Thrall Car Manufacturing Company,
                  OG&E and other parties, including Lease of Railroad
                  Equipment dated January 1, 1980, between
                  Mercantile-Safe Deposit and Trust Company and
                  OG&E.  (Filed as Exhibit 10.32 to OG&E's
                  Form 10-K Report for the year ended December 31,
                  1980, File No. 1-1097, and incorporated by reference herein)

10.06    Participation Agreement dated January 1, 1981,
                  among The First National Bank and Trust Company of Oklahoma City, Thrall Car Manufacturing Company,
                  OG&E and other parties, including Lease for Railroad Equipment dated January 1, 1981, between
                  Wells Fargo Equipment Leasing Corporation and OG&E.
                  (Filed as Exhibit 20.01 to OG&E's Form 10-Q for June 30, 1981, File No. 1-1097, and incorporated by reference herein)

10.07    Form of Change of Control Agreement for Officers of the
                  Company and OG&E.

10.08    Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended.

10.09    Amended and Restated Restricted Stock Plan of the Company

10.10    Agreement and Plan of Reorganization, dated May 14, 1986,
                  between OG&E and Mustang Fuel Corporation.
                  (Attached as Appendix A to Registration Statement
                  No. 33-7472 and incorporated by reference herein)



10.11    Gas Service Agreement dated January 1, 1988, between
                  OG&E and Oklahoma Natural Gas Company.  (Filed as
                  Exhibit 10.26 to OG&E's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.12    OG&E's Restoration of Retirement Income Plan, as amended.

10.13    Company's Restoration of Retirement Savings Plan, as amended.

10.14    Gas Service  Agreement  dated July 23, 1987,  between
                  OG&E and Arkla Services Company. (Filed as Exhibit
                  10.29 to OG&E's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.15    OG&E's Supplemental Executive Retirement Plan, as amended.

10.16    Company's Annual Incentive Compensation Plan.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995.

99.02    Description of Common Stock.



                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------

10.07    Form of Change of Control Agreement for Officers of the Company
                  and OG&E.

10.08    Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended.

10.09    Amended and Restated Restricted Stock Plan of the Company.

10.12    OG&E's Restoration of Retirement Income Plan, as amended.

10.13    Company's Restoration of Retirement Savings Plan, as amended.

10.15    OG&E's Supplemental Executive Retirement Plan, as amended.

10.16    Company's Annual Incentive Compensation Plan.



(b)  REPORTS ON FORM 8-K

         Item 5. Other Events, dated December 23, 1996.

                                OGE ENERGY CORP.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


    COLUMN A                              COLUMN B                 COLUMN C            COLUMN D           COLUMN E
                                           BALANCE       CHARGED TO       CHARGED TO                      BALANCE
                                          BEGINNING      COSTS AND           OTHER                         END OF
   DESCRIPTION                             OF YEAR        EXPENSES         ACCOUNTS    DEDUCTIONS           YEAR
   -----------                            ---------      ----------       ----------   ----------         --------


    1996                                                         (THOUSANDS)

Reserve for Uncollectible Accounts         $4,205          $7,720              -         $7,299            $4,626

    1995

Reserve for Uncollectible Accounts         $3,719          $7,673              -         $7,187            $4,205

    1994

Reserve for Uncollectible Accounts         $4,070          $6,942              -         $7,293            $3,719

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To OGE Energy Corp.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of OGE Energy Corp. (an Oklahoma Corporation), formerly Oklahoma Gas & Electric Company, and its subsidiaries included in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 64, Item 14 (a) 2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        / s / Arthur Andersen LLP
                                              Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 23, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 21st day of March, 1997.

                                 OGE ENERGY CORP.
                                   (REGISTRANT)

                              /s/ Steven E. Moore
                              By  Steven E. Moore
                              Chairman of the Board
                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                      Title                      Date
---------------------        ----------------------       --------------
/ s / Steven E. Moore
      Steven E. Moore        Principal Executive
                              Officer and Director;       March 21, 1997

/ s / A. M. Strecker
      A. M. Strecker         Principal Financial and
                              Accounting Officer.
                                                          March 21, 1997

     Herbert H. Champlin       Director;

     Luke R. Corbett           Director;

     William E. Durrett        Director;

     Martha W. Griffin         Director;

     Hugh L. Hembree, III      Director;

     Robert Kelley             Director;

     Bill Swisher              Director; and

     Ronald H. White, M.D.     Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                     March 21, 1997

                              EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

 3.01    Copy of Restated Certificate of Incorporation.

 3.02    By-laws.

 4.01    Copy of Trust Indenture, dated
                  February 1, 1945, from OG&E to
                  The First National Bank and Trust Company of Oklahoma City, Trustee. (Filed as Exhibit 7-A to
                  Registration Statement No. 2-5566 and incorporated by reference herein)

 4.02    Copy of Supplemental Trust Indenture, dated
                  December 1, 1948, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.03 to Registration Statement No.
                  2-7744 and incorporated by reference herein)

4.03     Copy of Supplemental Trust Indenture, dated
                  June 1, 1949, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.03 to Registration Statement No. 2-7964 and incorporated by reference herein)


4.04     Copy of Supplemental Trust Indenture, dated
                  May 1, 1950, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.04 to Registration Statement No. 2-8421 and incorporated by reference herein)

4.05    Copy of Supplemental Trust Indenture, dated
                  March 1, 1952, a supplemental instrument to
                  Exhibit 4.01 hereto.  (Filed as Exhibit 4.08 to
                  Registration Statement No. 2-9415 and
                  incorporated by reference herein)

4.06    Copy of Supplemental Trust Indenture, dated
                  June 1, 1955, being a supplemental instrument to
                  Exhibit 4.01 hereto.  (Filed as Exhibit 4.07 to
                  Registration Statement No. 2-12274 and
                  incorporated by reference herein)

4.07    Copy of Supplemental Trust Indenture, dated
                  January 1, 1957, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.07 to Registration Statement No. 2-14115 and incorporated by reference herein)

4.08    Copy of Supplemental Trust Indenture, dated
                  June 1, 1958, being a supplemental instrument to
                  Exhibit 4.01 hereto.  (Filed as Exhibit 4.09 to
                  Registration Statement No. 2-19757 and
                  incorporated by reference herein)

4.09    Copy of Supplemental Trust Indenture, dated
                  March 1, 1963, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.09 to Registration Statement No. 2-23127 and incorporated by reference herein)

4.10    Copy of Supplemental Trust Indenture, dated
                  March 1, 1965, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.10 to Registration Statement No. 2-25808 and incorporated by reference herein)

4.11     Copy of Supplemental Trust Indenture, dated
                  January 1, 1967, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.11 to Registration Statement No. 2-27854 and incorporated by reference herein)


4.12     Copy of Supplemental Trust Indenture, dated
                  January 1, 1968, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.12 to Registration Statement No. 2-31010 and incorporated by reference herein)

4.13     Copy of Supplemental Trust Indenture, dated
                  January 1, 1969, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.13 to Registration Statement No. 2-35419 and incorporated by reference herein)

4.14    Copy of Supplemental Trust Indenture, dated
                  January 1, 1970, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.14 to Registration Statement No. 2-42393 and incorporated by reference herein)

4.15    Copy of Supplemental Trust Indenture, dated
                  January 1, 1972, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.15 to Registration Statement No. 2-49612 and incorporated by reference herein)

4.16    Copy of Supplemental Trust Indenture, dated
                  January 1, 1974, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.16 to Registration Statement No. 2-52417 and incorporated by reference herein)

4.17    Copy of Supplemental Trust Indenture, dated
                  January 1, 1975, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.17 to Registration Statement No. 2-55085 and incorporated by reference herein)

4.18    Copy of Supplemental Trust Indenture, dated
                  January 1, 1976, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.18 to Registration Statement No. 2-57730 and incorporated by reference herein)

4.19     Copy of Supplemental Trust Indenture, dated
                  September 14, 1976, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.19 to Registration Statement No.
                  2-59887 and incorporated by reference herein)


4.20     Copy of Supplemental Trust Indenture, dated
                  January 1, 1977, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 2.20 to Registration Statement No. 2-59887 and incorporated by reference herein)

4.21    Copy of Supplemental Trust Indenture, dated
                  November 1, 1977, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.21 to Registration Statement No.
                  2-70539 and incorporated by reference herein)

4.22     Copy of Supplemental Trust Indenture, dated
                  December 1, 1977, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.22 to Registration Statement No.
                  2-70539 and incorporated by reference herein)

4.23     Copy of Supplemental Trust Indenture, dated
                  February 1, 1980, being a supplemental
                  instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.23 to Registration Statement No.
                  2-70539 and incorporated by reference herein)

4.24     Copy of Supplemental Trust Indenture, dated
                  April 15, 1982, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.24 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1982, and incorporated by reference herein)

4.25     Copy of Supplemental Trust Indenture, dated
                  August 15, 1986, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.25 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1986 and incorporated by reference herein)

4.26     Copy of  Supplemental  Trust  Indenture, dated
                  March 1, 1987, being a supplemental instrument
                  to Exhibit 4.01 hereto. (Filed as Exhibit  4.26
                  to OG&E's Form 10-K Report for the year
                  ended December  31,  1987,  File No.  1-1097, and
                  incorporated  by reference herein)


4.28     Copy of Supplemental Trust Indenture, dated
                  November 15, 1990, being a supplemental instrument
                  to Exhibit 4.01 hereto. (Filed as Exhibit  4.28
                  to OG&E's Form 10-K Report for the year
                  ended December  31,  1990,  File No.  1-1097,  and
                  incorporated  by reference herein)

4.29     Copy of Supplemental Trust Indenture,  dated
                  December 9, 1991, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.29 to
                  OG&E's Form 10-K Report for the year ended
                  December 31, 1991, File No. 1-1097, and incorporated by reference herein)

4.30     Copy of  Supplemental  Trust  Indenture dated
                  October 1, 1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to
                  OG&E's Form 8-K Report  dated  October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

4.31     Copy of Supplemental Trust Indenture dated
                  October 1, 1995, from OG&E to
                  Boatmen's First National Bank of Oklahoma, Trustee.
                  (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.32     Copy of Supplemental Trust Indenture No. 1 dated
                  October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to
                  OG&E's Form 8-K Report dated October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

10.01    Coal Supply Agreement dated March 1, 1973, between
                  OG&E and Atlantic Richfield Company.  (Filed as
                  Exhibit 5.19 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.02    Amendment dated April 1, 1976, to Coal Supply
                  Agreement dated March 1, 1973, between OG&E and Atlantic Richfield Company, together with related correspondence. (Filed as Exhibit 5.21 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.03    Second Amendment dated March 1, 1978, to Coal Supply
                  Agreement dated March 1, 1973, between OG&E and
                  Atlantic Richfield Company.
                  (Filed as Exhibit 5.28 to Registration Statement
                  No. 2-62208 and incorporated by reference herein)


10.04    Amendment dated June 27, 1990, between OG&E and Thunder
                  Basin Coal Company, to Coal Supply Agreement dated March 1, 1973, between OG&E and Atlantic
                  Richfield Company.  (Filed as Exhibit 10.04 to
                  OG&E's Form 10-K Report for the year ended
                  December 31, 1994, File No. 1-1097, and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

10.05    Participation Agreement dated as of January 1, 1980,
                  among First National Bank and Trust Company of
                  Oklahoma City, Thrall Car Manufacturing Company,
                  OG&E and other parties, including Lease of Railroad
                  Equipment dated January 1, 1980, between
                  Mercantile-Safe Deposit and Trust Company and
                  OG&E.  (Filed as Exhibit 10.32 to OG&E's
                  Form 10-K Report for the year ended December 31,
                  1980, File No. 1-1097, and incorporated by reference herein)

10.06    Participation Agreement dated January 1, 1981,
                  among The First National Bank and Trust Company of Oklahoma City, Thrall Car Manufacturing Company,
                  OG&E and other parties, including Lease for Railroad Equipment dated January 1, 1981, between
                  Wells Fargo Equipment Leasing Corporation and OG&E.
                  (Filed as Exhibit 20.01 to OG&E's Form 10-Q for June 30, 1981, File No. 1-1097, and incorporated by reference herein)

10.07    Form of Change of Control Agreement for Officers of the
                  Company and OG&E.

10.08    Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended.

10.09    Amended and Restated Restricted Stock Plan of the Company

10.10    Agreement and Plan of Reorganization, dated May 14, 1986,
                  between OG&E and Mustang Fuel Corporation.
                  (Attached as Appendix A to Registration Statement
                  No. 33-7472 and incorporated by reference herein)



10.11    Gas Service Agreement dated January 1, 1988, between
                  OG&E and Oklahoma Natural Gas Company.  (Filed as
                  Exhibit 10.26 to OG&E's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.12    OG&E's Restoration of Retirement Income Plan, as amended.

10.13    Company's Restoration of Retirement Savings Plan, as amended.

10.14    Gas Service  Agreement  dated July 23, 1987,  between
                  OG&E and Arkla Services Company. (Filed as Exhibit
                  10.29 to OG&E's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.15    OG&E's Supplemental Executive Retirement Plan, as amended.

10.16    Company's Annual Incentive Compensation Plan.

21.01    Subsidiaries of the Registrant.

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995.

99.02    Description of Common Stock.