Form 10-Q
period 1997-03-31
OGE ENERGY CORP
filed 1997-05-13
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-12579


                                OGE ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Oklahoma                                  73-1481638
(State or other jurisdiction of                  (I.R.S.  Employer
 incorporation or organization)                 Identification No.)

                               101 North Robinson
                                  P. O. Box 321
                       Oklahoma City, Oklahoma 73101-0321
                    (Address of principal executive offices)
                                   (Zip Code)

                                  405-553-3000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    x           No
            --------          --------

     There were 40,373,991 Shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 1997.

================================================================================


                                OGE ENERGY CORP.

                          PART I. FINANCIAL INFORMATION

  Item 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        3 Months Ended
                                                            March 31
                                                       1997           1996
                                                    ----------     ----------
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility ..............................   $ 227,878      $ 233,826
  Non-utility subsidiaries.......................      63,337         44,226
                                                    ----------     ----------
    Total operating revenues ....................     291,215        278,052
                                                    ----------     ----------

OPERATING EXPENSES:
  Fuel ..........................................      56,614         59,580
  Purchased power ...............................      58,157         56,649
  Gas purchased for resale ......................      42,958         29,287
  Other operation and maintenance................      71,625         71,033
  Depreciation and amortization .................      35,320         33,470
  Current income taxes ..........................        (886)           928
  Deferred income taxes, net ....................        (219)        (1,098)
  Deferred investment tax credits, net ..........      (1,287)        (1,287)
  Taxes other than income .......................      12,932         12,273
                                                    ----------     ----------
    Total operating expenses ....................     275,214        260,835
                                                    ----------     ----------
OPERATING INCOME ................................      16,001         17,217
                                                    ----------     ----------
OTHER INCOME (DEDUCTIONS):
  Interest Income ...............................         547            511
  Other .........................................        (105)          (317)
                                                    ----------     ----------
    Net other income (deductions)................         442            194
                                                    ----------     ----------
INTEREST CHARGES:
  Interest on long-term debt ....................      15,419         15,599
  Allowance for borrowed funds used
    during construction .........................         (67)          (187)
  Other .........................................       1,351          1,461
                                                    ----------     ----------
    Total interest charges, net .................      16,703         16,873
                                                    ----------     ----------

NET INCOME (LOSS) ...............................        (260)           538

PREFERRED DIVIDEND REQUIREMENTS .................         571            579
                                                    ----------     ----------
LOSS AVAILABLE FOR COMMON .......................   $    (831)     $     (41)
                                                    ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING (thousands) ...      40,374         40,371
LOSS PER AVERAGE COMMON SHARE ...................   $   (0.02)     $    0.00
                                                    ==========     ==========
DIVIDENDS DECLARED PER SHARE ....................   $    0.66 1/2  $    0.66 1/2



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31       December 31
                                                               1997            1996
                                                           ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service..........................................     $ 4,023,548     $ 4,005,532
  Construction work in progress.......................          33,310          27,968
                                                           ------------    ------------
    Total property, plant and equipment...............       4,056,858       4,033,500
      Less accumulated depreciation...................       1,721,518       1,687,423
                                                           ------------    ------------
  Net property, plant and equipment...................       2,335,340       2,346,077
                                                           ------------    ------------
OTHER PROPERTY AND INVESTMENTS, at cost...............          30,337          24,802
                                                           ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents...........................           6,911           2,523
  Accounts receivable - customers, net................          99,758         128,974
  Accrued unbilled revenues...........................          24,900          34,900
  Accounts receivable - other.........................           9,878          11,748
  Fuel inventories, at LIFO cost......................          59,774          62,725
  Materials and supplies, at average cost.............          26,020          24,827
  Prepayments and other...............................           3,142           4,300
  Accumulated deferred tax assets.....................           6,214          10,067
                                                           ------------    ------------
    Total current assets..............................         236,597         280,064
                                                           ------------    ------------

DEFERRED CHARGES:
  Advance payments for gas............................           9,500           9,500
  Income taxes recoverable through future rates.......          43,913          44,368
  Other...............................................          53,137          57,544
                                                           ------------    ------------
    Total deferred charges............................         106,550         111,412
                                                           ------------    ------------
TOTAL ASSETS..........................................     $ 2,708,824     $ 2,762,355
                                                           ============    ============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings..................     $   933,764     $   961,603
  Cumulative preferred stock..........................          49,329          49,379
  Long-term debt......................................         804,385         829,281
                                                           ------------    ------------
    Total capitalization..............................       1,787,478       1,840,263
                                                           ------------    ------------

CURRENT LIABILITIES:
  Short-term debt.....................................          65,900          41,400
  Accounts payable....................................          81,104          86,856
  Dividends payable...................................          27,420          27,421
  Customers' deposits.................................          23,444          23,257
  Accrued taxes.......................................          12,447          26,761
  Accrued interest....................................          16,808          19,832
  Long-term debt due within one year..................          25,000          15,000
  Other...............................................          36,507          39,188
                                                           ------------    ------------
    Total current liabilities.........................         288,630         279,715
                                                           -------------   ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation..............          62,263          61,335
  Accumulated deferred income taxes...................         483,156         488,016
  Accumulated deferred investment tax credits.........          76,741          78,028
  Other...............................................          10,556          14,998
                                                           ------------    ------------
    Total deferred credits and other liabilities......         632,716         642,377
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES.........................             ---             ---
                                                           ------------    ------------
TOTAL CAPITALIZATION AND LIABILITIES..................     $ 2,708,824     $ 2,762,355
                                                           ============    ============



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                        3 Months Ended
                                                                            March 31
                                                                       1997           1996
                                                                   ----------     -----------
                                                                      (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...........................................     $    (260)     $      538
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided From Operating Activities:
    Depreciation and amortization.............................        35,320          33,470
    Deferred income taxes and investment tax credits, net.....        (1,506)         (2,385)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers.........................        29,216          14,276
      Accrued unbilled revenues...............................        10,000           3,950
      Fuel, materials and supplies inventories................         1,758           2,190
      Accumulated deferred tax assets.........................         3,853           1,119
      Other current assets....................................         3,028          (2,883)
      Accounts payable........................................        (5,752)          5,028
      Accrued taxes...........................................       (14,314)        (10,553)
      Accrued interest........................................        (3,024)         (2,554)
      Other current liabilities...............................        (2,495)         (2,974)
    Other operating activities................................        (8,461)          4,702
                                                                   ----------     -----------
        Net cash provided from operating activities...........        47,363          43,924
                                                                   ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures....................................       (25,005)        (21,679)
                                                                   ----------     -----------
        Net cash used in investing activities.................       (25,005)        (21,679)
                                                                   ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Retirement of long-term debt, net.......................       (15,000)            ---
      Short-term debt, net....................................        24,500          12,300
      Redemption of preferred stock...........................           (50)            ---
      Cash dividends declared on preferred stock..............          (571)           (579)
      Cash dividends declared on common stock.................       (26,849)        (26,846)
                                                                   ----------     -----------
        Net cash used in financing activities.................       (17,970)        (15,125)
                                                                   ----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................         4,388           7,120

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............         2,523           5,420

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................     $   6,911      $   12,540
                                                                   ==========     ===========
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized)......................     $  18,213      $   18,253
    Income taxes..............................................     $   5,175      $    4,613
---------------------------------------------------------------------------------------------

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

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by OGE Energy Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

          The Company became the parent company of Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. on December 31, 1996. On that date, all outstanding OG&E common stock was exchanged on a share-for-share basis for common stock of OGE Energy Corp. and the common stock of Enogex Inc. was distributed to the Company. The financial information presented represents the consolidated results of the Company through March 31, 1997. All significant intercompany transactions have been eliminated in consolidation.

          In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1997, and December 31, 1996, and the results of operations and the changes in cash flows for the periods ended March 31, 1997, and March 31, 1996, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

          The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Adoption of SFAS No. 128 is required for both interim and annual periods ending after December 15, 1997. The Company will adopt this new standard effective December 31, 1997, and management does not believe the adoption of this standard will have a material impact on its earnings per share.

3. In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." Adoption of SFAS No. 129 is required for financial statements for periods ending after December 15, 1997. The Company will adopt this new standard effective December 31, 1997.

Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1997 (the "current period"), and the financial position as of March 31, 1997, of the Company and its subsidiaries: OG&E, Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen"). For the three months ended March 31, 1997, approximately 78 percent of the Company's revenues consisted of regulated sales of electricity by OG&E, a public utility, while the remaining 22 percent was provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been de minimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1996 including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million becomes effective March 1, 1998. This $50 million rate reduction is in addition to the $15 million rate reduction discussed below that was effective January 1, 1995. The Order also directed OG&E to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000 and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins.

     In 1994, OG&E restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, OG&E implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced OG&E's workforce by approximately 900 employees.

     In response to an application filed by OG&E, the OCC issued an order on October 26, 1994, that permitted OG&E to: (i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce OG&E's electric rates by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. The regulatory asset was fully amortized at February 28, 1997 and again the labor savings substantially offset the regulatory asset amortization in 1997 and therefore, did not significantly impact operating results in the current period.

     As previously reported, the Oklahoma House of Representatives was considering legislation to set the framework for electric industry competition. In April 1997, this legislation was passed by the Oklahoma House and signed into law by the Governor. See Part II, Item 5 - "Other Information" for further discussion of this legislation.

REVENUES

     Total operating revenues increased $13.2 million or 4.7 percent. This increase was attributable to higher Enogex revenues. Electric utility revenues decreased due to lower sales of electricity attributable primarily to warmer weather.

     The impact of the warmer weather resulted in a 1.1 percent decrease in kilowatt-hour sales to OG&E customers ("system sales"). Sales to other utilities decreased 26.3 percent; however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $19.1 million or 43.2 percent, largely due to increased revenues from its marketing of natural gas and natural gas liquids. These increased revenues were attributable primarily to an increase in volumes sold and significantly higher sales prices for natural gas and natural gas liquids.

EXPENSES

     Total operating expenses increased $14.4 million or 5.5 percent primarily due to higher volumes purchased and prices paid by Enogex for gas purchased for resale to third parties.

     Fuel expense decreased $ 3.0 million or 5.0 percent in the current period due to decreased generation at OG&E. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $13.7 million or 46.7 percent, due to higher volumes purchased and significantly higher gas costs.

     Depreciation and amortization increased $1.9 million or 5.5 percent due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Other income and deductions increased $248,000 in the current period primarily due to a gain on the sale of sulfur dioxide allowances by OG&E. Total interest charges decreased in the current period due to the retirement of $l5 million of 5.125 percent first-mortgage bonds of OG&E in January 1997, and a lower average daily balance in short-term debt.

EARNINGS

     The current period net loss of $260,000 represents a decrease of $798,000 in net income. Enogex's net income decreased $339,000 primarily due to lower margins on gas purchased for resale. Earnings per share decreased from zero in the first quarter of 1996 to a two cent loss in the current period, which reflects the above items and the seasonal nature of the Company's regulated electric business.


LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds, short-term borrowings and medium-term notes of Enogex described below are expected to meet virtually all of the Company's capital requirements through the remainder of 1997. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities in its non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. The Company's capital expenditures for the current period of $25 million were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $4.4 million during the three months ended March 31, 1997. The increase reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures and dividend payments.

     On April 30, 1997, Enogex acquired an 80 percent interest in the NUSTAR Joint Venture for approximately $26 million. The assets of the joint venture include a two-thirds interest in a gas processing plant, 100 percent interest in a gas processing bypass plant, approximately 50 miles of natural gas liquid pipeline and approximately 200 miles of related gas gathering facilities in West Texas. For the year ended December 31, 1996, the joint venture generated revenues of approximately $36.6 million and partnership net income (before income taxes) of approximately $3.2 million. Enogex financed this acquisition with borrowings from the Company and expects to issue $30 million of medium-term notes in the second quarter of 1997 and utilize the proceeds to repay the amount borrowed from the Company.

     Effective March 31, 1997, Enogex also disposed of its 80 percent interest in Centoma Gas Systems, Inc. for $3.2 million, which approximated the net book value of Enogex's share of Centoma's assets at December 31, 1996. Enogex had purchased its interest in Centoma in 1994 for approximately $6.5 million.

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

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" and Item 5 - "Other Information" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1996 Form 10-K.

                           PART II. OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1996 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company or its subsidiaries and there have been no significant changes in the previously reported proceedings.

Item 5  OTHER INFORMATION

     As previously reported, the Oklahoma State Senate passed legislation that will permit increased competition at the retail level by July 2002. In April 1997, this legislation which is known as the Electric Restructuring Act of 1997 (the "Act") was passed by the Oklahoma House of Representatives and signed into law by the Governor. If implemented as proposed, the Act will significantly affect OG&E's operations in the future.

     The following summary of the Act does not purport to be complete and is subject to the specific provisions of the Act, which is codified at Sections
190.2 et. seq. of Title 17 of the Oklahoma Statutes. The Act consists of eight sections, with Section 1 designating the name of the Act. Section 2 describes the purposes of the Act, which is generally to restructure the electric industry to provide for more competition and, in particular, to provide for the orderly restructuring of the electric utility industry in the State of Oklahoma in order to allow direct access by retail consumers to the competitive market for the generation of electricity while maintaining the safety and reliability of the electric system in the state.

     The primary goals of a restructured electric utility industry, as set forth in Section 2 of the Act, are as follows:

     1. To reduce the cost of electricity for as many consumers as possible, helping industry to be more competitive, to create more jobs in Oklahoma and help lower the cost of government by reducing the amount and type of regulation now paid for by taxpayers;

     2. To encourage the development of a competitive electricity industry through the unbundling of prices and services and separation of generation services from transmission and distribution services;

     3. To enable retail electric energy suppliers to engage in fair and equitable competition through open, equal and comparable access to transmission and distribution systems and to avoid wasteful duplication of facilities;

     4. To ensure that direct access by retail consumers to the competitive market for generation be implemented in Oklahoma by July 1, 2002; and

     5. To ensure that proper standards of safety, reliability and service are maintained in a restructured electric service industry.

     Section 3 of the Act sets forth various definitions and exempts in large part several electric cooperatives and municipalities from the Act unless they choose to be governed by it.

     Sections 4, 5 and 6 of the Act are designed to implement the goals of the Act and provide for various studies and task forces to assess the issues and consequences associated with the proposed restructuring of the electric utility industry. In Section 4, the Oklahoma Corporation Commission (the "Oklahoma Commission") is directed to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma including, but not limited to, the issues set forth in Section 4, and to develop a proposed electric utility framework for Oklahoma under the direction of the Joint Electric Utility Task Force (which task force is described below). However, the Oklahoma Commission is prohibited from promulgating orders relating to the restructuring without prior authorization of the Oklahoma Legislature. Also, in developing a framework for a restructured electric utility industry, the Oklahoma Commission is to adhere to fourteen principles set forth in Section 4, including the following:

     1. Appropriate rules shall be promulgated, ensuring that reliable and safe electric service is maintained.

     2. Consumers shall be allowed to choose among retail electric energy suppliers to help ensure competitive and innovative markets. A process should be established whereby all retail consumers are permitted to choose their retail electric energy suppliers by July 1, 2002.

     3. When consumer choice is introduced, rates shall be unbundled to provide clear price information on the components of generation, transmission and distribution and any other ancillary charges. Charges for public benefit programs currently authorized by statute or the Oklahoma Commission, or both, shall be unbundled and appear in line item format on electric bills for all classes of consumers.

     4. An entity providing distribution services shall be relieved of its traditional obligation to provide electric supply but shall have a continuing obligation to provide distribution service for all consumers in its service territory.

     5. The benefits associated with implementing an independent system planning committee composed of owners of electric distribution systems to develop and maintain planning and reliability criteria for distribution facilities shall be evaluated.

     6. A defined period for the transition to a restructured electric utility industry shall be established. The transition period shall reflect a suitable time frame for full compliance with the requirements of a restructured utility industry.

     7. Electric rates for all consumer classes shall not rise above current levels throughout the transition period. If possible, electric rates for all consumers shall be lowered when feasible as markets become more efficient in a restructured industry.

     8. The Oklahoma Commission shall consider the establishment of a distribution access fee to be assessed to all consumers in Oklahoma connected to electric distribution systems regulated by the Oklahoma Commission. This fee shall be charged to cover social costs, capital costs, operating costs, and other appropriate costs associated with the operation of electric distribution systems and the provision of electric services to the retail consumer.

     9. Electric utilities have traditionally had an obligation to provide service to consumers within their established service territories and have entered into contracts, long-term investments and federally mandated co-generation contracts to meet the needs of consumers. These investments and contracts have resulted in costs which may not be recoverable in a competitive restructured market and thus may be
          "stranded."  Procedures  shall  be  established  for  identifying  and quantifying stranded investments and for allocating costs and mechanisms shall be proposed for recovery of an appropriate amount of prudently incurred, unmitigable and verifiable stranded costs and investments. As part of this process, each entity shall be required to propose a recovery plan which establishes its unmitigable and verifiable stranded costs and investments and a limited recovery period designed to recover such costs expeditiously, provided that the recovery period and the amount of qualified transition costs shall yield a transition charge which shall not cause the total price for electric power, including transmission and distribution services, for any consumer to exceed the cost per kilowatt-hour paid on the effective date of this Act during the transition period. The transition charge shall be applied to all consumers including direct access consumers, and shall not disadvantage one class of consumer or supplier over another, nor impede competition and shall be allocated over a period of not less than three (3) years nor more than seven (7) years.

     10. It is the intent that all transition costs shall be recovered by virtue of the savings generated by the increased efficiency in markets brought about by restructuring of the electric utility industry. All classes of consumers shall share in the transition costs.

     Subject to the principles set forth in Section 4, the Oklahoma Commission is directed to prepare a four-part study to be delivered to the Joint Electric Utility Task Force (the "Joint Task Force"). The first part of the study, which is due February 1, 1998, is to address independent operation issues. The second part, which is due December 31, 1998, is to address technical issues, such as reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power. The third part of the study is due December 31, 1999, and is to address financial issues, including rates, charges, access fees, transition costs and stranded costs. The final part of the study is due August 31, 2000 and is to cover consumer issues, such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards.

     Section 5 of the Act directs the Oklahoma Tax Commission to study and submit a report to the Joint Task Force by December 31, 1998 on the impact of the restructuring of the electric utility industry on state tax revenues and all other facets of the current utility tax structure on the state and all political subdivisions of the state. The Oklahoma Tax Commission is precluded from issuing any rules on such matters without the approval of the Oklahoma Legislature or the Joint Task Force. Also, in the event a uniform tax policy that allows all competitors to be taxed on a fair and equitable basis is not established on or before July 1, 2002, then the effective date for implementing customer choice of retail electric suppliers shall be extended until a uniform tax policy is established.

     Section 6 creates the Joint Task Force, which shall consist of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The Joint Task Force is to direct and oversee the studies of the Oklahoma Commission and Oklahoma Tax Commission set forth in Sections 4 and 5 of the Act. The Joint Task Force is permitted to make final recommendations to the Governor and Oklahoma Legislature. The Joint Task Force is also empowered to retain consultants to study the creation of an Independent System Operator, which would coordinate the physical supply of electricity throughout Oklahoma and maintain reliability, security and stability of the bulk power system. In addition, such study shall assess the benefits of establishing a power exchange that would operate as a power pool allowing power producers to compete on common ground in Oklahoma. In fulfilling its tasks, the Joint Task Force can appoint advisory councils made up of electric utilities, regulators, residential customers and other constituencies.

     Section 7 provides generally that, with respect to electric distribution providers, no customer switching will be allowed from the effective date of the Act until July 1, 2002, except by mutual consent. It also provides that any municipality that fails to become subject to the Act will be prohibited from selling power outside its municipal limits except from lines owned on the effective date of the Act. Section 8 sets forth the effective date of the Act as April 25, 1997.

     The Company intends to actively participate in the restructuring of the electric utility industry in Oklahoma and to remain a competitive supplier of electricity. However, due to the early stages of this process, the Company cannot predict the impact that the restructuring will have on its operations in the future.

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              27.01 - Financial Data Schedule.

     (b)      Reports on Form 8-K - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OGE Energy Corp.
                                           (Registrant)



                             By         /s/ A.M. Strecker
                               -------------------------------------
                                            A.M. Strecker
                                      Senior Vice President

                          (On behalf of the registrant and in his capacity
                           as Principal Financial and Accounting Officer)



May 12, 1997


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

