Form 10-Q
period 1997-06-30
OGE ENERGY CORP
filed 1997-08-13
CIK 1021635

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

         Yes   x           No
            -------          -------

There were 40,371,844 Shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 1997.

================================================================================

                                                           OGE ENERGY CORP.


                                                    PART I. FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                                        3 Months Ended                      6 Months Ended

                                                                           June 30                             June 30

                                                              --------------------------------    ----------------------------------
                                                                   1997             1996               1997              1996
                                                              --------------    --------------    ----------------  ----------------
                                                                                 (thousands except per share data)
OPERATING REVENUES:
  Electric utility.........................................   $     282,148     $     303,077     $       510,026   $       536,903
  Non-utility..............................................          51,080            45,567             114,417            89,793
                                                              --------------    --------------    ----------------  ----------------
    Total operating revenues...............................         333,228           348,644             624,443           626,696
                                                              --------------    --------------    ----------------  ----------------
OPERATING EXPENSES:
  Fuel.....................................................          60,348            69,504             116,962           129,084
  Purchased power..........................................          52,693            52,949             110,850           109,598
  Gas purchased for resale.................................          32,501            30,225              75,459            59,512
  Other operation and maintenance..........................          74,943            76,048             146,568           147,081
  Depreciation and amortization............................          34,900            33,485              70,220            66,955
  Current income taxes.....................................          18,724            24,835              17,838            25,763
  Deferred income taxes, net...............................             169            (2,352)                (50)           (3,450)
  Deferred investment tax credits, net.....................          (1,288)           (1,288)             (2,575)           (2,575)
  Taxes other than income..................................          12,189            11,615              25,121            23,888
                                                              --------------    --------------    ----------------  ----------------
    Total operating expenses...............................         285,179           295,021             560,393           555,856
                                                              --------------    --------------    ----------------  ----------------
OPERATING INCOME...........................................          48,049            53,623              64,050            70,840
                                                              --------------    --------------    ----------------  ----------------

OTHER INCOME (DEDUCTIONS):
  Interest income..........................................             824               651               1,371             1,162
  Other....................................................            (313)             (919)               (418)           (1,236)
                                                              --------------    --------------    ----------------  ----------------
    Net other income (deductions)..........................             511              (268)                953               (74)
                                                              --------------    --------------    ----------------  ----------------
INTEREST CHARGES:
  Interest on long-term debt...............................          15,558            15,570              30,977            31,169
  Allowance for borrowed funds used during construction.            (157)             (147)               (224)             (334)
  Other....................................................           2,074             2,604               3,425             4,065
                                                              --------------    --------------    ----------------  ----------------
    Total interest charges, net............................          17,475            18,027              34,178            34,900
                                                              --------------    --------------    ----------------  ----------------
NET INCOME ................................................          31,085            35,328              30,825            35,866

PREFERRED DIVIDEND REQUIREMENTS............................             572               579               1,143             1,158
                                                              --------------    --------------    ----------------  ----------------
EARNINGS AVAILABLE FOR COMMON..............................   $      30,513     $      34,749     $        29,682   $        34,708
                                                              ==============    ==============    ================  ================
AVERAGE COMMON SHARES OUTSTANDING..........................          40,373            40,368              40,373            40,369

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.76     $        0.86     $          0.74   $          0.86
                                                              ==============    ==============    ================  ================
DIVIDENDS DECLARED PER SHARE..............................    $       0.665     $       0.665     $          1.33   $          1.33

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                             June 30          December 31
                                                                               1997               1996
                                                                          -------------      --------------
                                                                              (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   4,064,942      $    4,005,532
  Construction work in progress.................................                 36,899              27,968
                                                                          -------------      --------------
    Total property, plant and equipment.........................              4,101,841           4,033,500
      Less accumulated depreciation.............................              1,747,649           1,687,423
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,354,192           2,346,077
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 32,469              24,802
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                  9,491               2,523
  Accounts receivable - customers, less reserve of $3,362 and
    $4,626 respectively.........................................                108,884             128,974
  Accrued unbilled revenues.....................................                 55,600              34,900
  Accounts receivable - other...................................                 11,130              11,748
  Fuel inventories, at LIFO cost................................                 59,665              62,725
  Materials and supplies, at average cost.......................                 28,407              24,827
  Prepayments and other.........................................                  2,849               4,300
  Accumulated deferred tax assets...............................                  5,950              10,067
                                                                          -------------      --------------
    Total current assets........................................                281,976             280,064
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                  9,500               9,500
  Income taxes recoverable through future rates.................                 43,459              44,368
  Other.........................................................                 48,536              57,544
                                                                          -------------      --------------
    Total deferred charges......................................                101,495             111,412
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,770,132      $    2,762,355
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     937,360      $      961,603
  Cumulative preferred stock....................................                 49,269              49,379
  Long-term debt................................................                804,490             829,281
                                                                          -------------      --------------
    Total capitalization........................................              1,791,119           1,840,263
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Short-term debt...............................................                113,600              41,400
  Accounts payable..............................................                 63,458              86,856
  Dividends payable.............................................                 27,418              27,421
  Customers' deposits...........................................                 23,514              23,257
  Accrued taxes.................................................                 34,449              26,761
  Accrued interest..............................................                 18,998              19,832
  Long-term debt due within one year............................                 25,000              15,000
  Other.........................................................                 43,133              39,188
                                                                          -------------      --------------
    Total current liabilities...................................                349,570            279,715
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 61,947              61,335
  Accumulated deferred income taxes.............................                482,218             488,016
  Accumulated deferred investment tax credits...................                 75,453              78,028
  Other.........................................................                  9,825              14,998
                                                                          -------------      --------------
    Total deferred credits and other liabilities.............`...                629,443             642,377
                                                                          -------------      --------------
COMMITMENTS AND CONTINGENCIES...................................                    ---                 ---
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,770,132      $    2,762,355
                                                                          =============      ==============

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                              CONSOLIDATED STATEMENTS OF
                                                      CASH FLOWS
                                                     (Unaudited)
                                                                                    6 Months Ended
                                                                                        June 30
                                                                                  1997              1996
                                                                             --------------     --------------
                                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................        $      30,825      $      35,866
  Adjustments to Reconcile Net Income to Net
  Cash Provided From Operating Activities:
    Depreciation and amortization....................................               70,220             66,955
    Deferred income taxes and investment tax credits, net............               (2,625)            (6,025)
    Provision for rate refund........................................                  ---              1,804
  Change in Certain Current Assets and Liabilities:
    Accounts receivable - customers..................................               20,090            (12,417)
    Accrued unbilled revenues........................................              (20,700)           (21,450)
    Fuel, materials and supplies inventories.........................                 (520)             2,111
    Accumulated deferred tax assets..................................                4,117                624
    Other current assets.............................................                2,069             (7,237)
    Accounts payable.................................................              (23,398)            (5,838)
    Accrued taxes....................................................                7,688             15,308
    Accrued interest.................................................                 (834)               195
    Accumulated provision for rate refund............................                  ---              1,804
    Other current liabilities........................................                4,199               (228)
  Other operating activities.........................................               (2,174)            12,116
                                                                             --------------     --------------
    Net cash provided from operating activities......................               88,957             83,588
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (84,240)           (72,643)
                                                                             --------------     --------------
    Net cash used in investing activities............................              (84,240)           (72,643)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt, net..................................              (15,000)               ---
  Short-term debt, net...............................................               72,200             54,100
  Redemption of preferred stock......................................                 (110)                (5)
  Cash dividends declared on preferred stock.........................               (1,143)            (1,158)
  Cash dividends declared on common stock............................              (53,696)           (53,687)
                                                                             --------------     --------------
    Net cash provided from (used in) financing activities............                2,251               (750)
                                                                             --------------     --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................                6,968             10,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                2,523              5,420
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       9,491      $      15,615
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      32,885      $      33,209
    Income taxes.....................................................        $      11,887      $      11,963
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

     The Company became the parent company for Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. on December 31, 1996. On that date, all outstanding OG&E common stock was exchanged on a share-for-share basis for common stock of OGE Energy Corp. and the common stock of Enogex Inc. was distributed to the Company. The financial information presented represents the consolidated results of the Company for the three months and six months ended June 30, 1997. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1997, and December 31, 1996, and the results of operations and the changes in cash flows for the periods ended June 30, 1997, and June 30, 1996, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - (See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

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

 4. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company will adopt this new standard effective March 31, 1998, and management does not believe the adoption of this standard will have a material impact on its consolidated financial polition or results of operations.

 5. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998.

          Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1997 (respectively, the "current periods"), and the financial position as of June 30, 1997, of the Company and its subsidiaries: OG&E, Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen"). For current periods, approximately 85 percent and 82 percent of the Company's revenues consisted of regulated sales of electricity by OG&E, a public utility, while the remaining 15 percent and 18 percent were provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been deminimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), marketing (buying and selling) natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas development and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

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

     On June 18, 1997, OG&E filed documents with the OCC relating to a Generation Efficiency Performance Rider ("GEP Rider"), which was approved in the February 11, 1997 order. The GEP Rider is designed so that when OG&E's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of the other fifteen investor owned utility members of the Southwest Power Pool, OG&E is allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel comes in below 96.261 percent of such Southwest Power Pool average.

     The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the Federal Energy Regulatory Commission. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding year. Management estimates that the additional 1997 revenue impact from the current revision to the GEP Rider will be approximately $9 million, or approximately $0.13 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

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

REVENUES

     Total operating revenues decreased $15.4 million or 4.4 percent and $2.3 million or 0.4 percent in the current periods. These decreases were primarily attributable to decreased kilowatt-hour sales attributable primarily to milder weather and the $45 million annual rate reduction that took effect in March, 1997. These reductions were partially offset by increased Enogex revenues and an increase in the number of electric customers.

     The increase in customers only partially offset the impact of milder weather in the Company's service area, resulting in decreases of 2.2 percent and
1.6 percent in kilowatt-hour sales to OG&E customers ("system sales") in the current periods. Sales to other utilities decreased significantly (56.4 percent and 46.5 percent during the current periods); however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $5.5 million or 12.1 percent and $24.6 million or
27.4 percent in the current periods, largely due to increased revenues from its marketing of natural gas and natural gas liquids. These increased revenues were attributable primarily to significantly higher volumes sold with minimal decreases in sales prices.

EXPENSES

     Total operating expenses decreased $9.8 million or 3.3 percent in the three months ended June 30, 1997. This decrease was primarily due to decreased fuel expense and current income taxes. Fuel expense decreased $9.2 million or 13.2 percent in the three months ended June 30, 1997 primarily due to decreased generation as a result of the milder than normal weather.

     In the six months ended June 30, 1997, total operating expenses were up $4.5 million or 0.8 percent primarily due to increased Enogex sales volumes and costs resulting from Enogex's expansion efforts, partially offset by decreased fuel expense ($12.1 million or 9.4 percent) primarily due to decreased generation as a result of the milder than normal weather. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $2.3 million or 7.5 percent and $15.9 million or 26.8 percent in the current periods, due to significantly higher sales volumes and slightly higher purchase prices.

     Other operation and maintenance decreased $1.1 million or 1.5 percent and $.5 million or 0.3 percent in the current periods. These decreases were due to the completion of the VERP amortization in February 1997 and costs associated with the development of the enterprise software in 1996. These reductions were partially offset by increased corporate expenses and costs at Enogex associated with increased sales volumes and costs resulting from its expansion activities.

     Depreciation and amortization increased $1.4 million or 4.2 percent and $3.3 million or 4.9 percent during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Current income taxes decreased $6.1 million or 24.6 percent and $7.9 million or 30.8 percent in the current periods due to lower pre-tax earnings.

     Other income and deductions increased $.8 million and $1.0 million in the current periods, resulting from costs of various non-regulated marketing efforts in 1996 and a gain on the sale of sulfur dioxide allowances by OG&E.

     Interest  charges  decreased  $.6 million or 3.1 percent and $.7 million or
2.1 percent in the current periods as a result of retiring $15 million of 5.125 percent First-Mortgage Bonds in January 1997 and a lower average daily balance in short-term debt.

EARNINGS

     Net income decreased $4.2 million or 12 percent in the three months ended June 30, 1997. Of the $4.2 million decrease, approximately $1.9 million was related to non-regulated corporate expenses, $1.9 million was attributable to a decrease in OG&E's income from continuing operations and approximately $.4 million was attributable to a decrease in net income at Enogex. For the six months ended June 30, 1997, net income decreased $5.0 million or 14.1 percent. Of the $5.0 million decrease, approximately $2.4 million was related to non-regulated corporate expenses, $1.8 million was attributable to a decrease in OG&E's income from continuing operations and approximately $.8 million was attributable to Enogex. Earnings per average common share decreased from $0.86 to $0.76 and from $0.86 to $0.74 in the current periods. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1997. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities at Enogex and other non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $84.2 million for the six months ended June 30, 1997 were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $7 million during the six months ended June 30, 1997. The increase reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures and dividend payments.

     In July 1997, OG&E issued $250 million of long-term debt with $125 million at 6.50 percent due July 15, 2017 and $125 million at 6.65 percent due July 15, 2027. The proceeds from the sale of this new debt will be applied to the redemption on August 21, 1997, of $75 million principal amount of OG&E's 8.375 percent First Mortgage Bonds due January 1, 2007, $100 million principal amount of OG&E's 8.25 percent First Mortgage Bonds due August 15, 2016 and $75 million principal amount of OG&E's 8.875 percent First Mortgage Bonds due December 1, 2020 at the principal amount plus the applicable redemption premium and accrued interest to the redemption date. OG&E also refinanced its obligations with respect to $56 million of 7 percent Pollution Control Revenue Bonds due March 1, 2017, through the issuance of a new series due June 1, 2027 and bearing interest at a variable rate.

     On April 30, 1997, Enogex acquired an 80 percent interest in the NUSTAR Joint Venture for approximately $26 million. The assets of the joint venture include a two-thirds interest in a gas processing plant, 100 percent interest in a gas processing bypass plant, approximately 50 miles of natural gas liquid pipeline and approximately 200 miles of related gas gathering facilities in West Texas. For the year ended December 31, 1996, the joint venture generated revenues of approximately $36.6 million and partnership net income (before income taxes) of approximately $3.2 million. Enogex financed this acquisition with borrowings from the Company and in July 1997, issued $30 million of medium-term notes at 6.79 percent, due July 23, 2004, to repay the amounts borrowed from the Company.

     Effective March 31, 1997, Enogex also disposed of its 80 percent interest in Centoma Gas Systems, Inc. for $3.2 million, which approximated the net book value of Enogex's share of Centoma's assets at December 31, 1996. Enogex had purchased its interest in Centoma in 1994 for approximately $6.5 million.

     In February 1997, OG&E filed a registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, OG&E may issue all or part of the $50 million of grantor trust preferred securities to refinance preferred stock.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Item 5 - "Other Information" in the Company's Form 10-Q for the quarter ended March 31, 1997 and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1996 Form 10-K.

                           PART II. OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1996 Form 10-K for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company or its subsidiaries and there have been no significant changes in the previously reported proceedings.

     As reported in the Company's 1996 Form 10-K, in February 1997, certain taxpayers instituted litigation (The State of Oklahoma, ex rel., Teresa Harvey
                                  ----------------------------------------------
(Carroll);  Margaret  B.  Fent and Jerry R. Fent v.  Oklahoma  Gas and  Electric
--------------------------------------------------------------------------------
Company, et.al, District Court, Oklahoma County, Case No. CJ-97-1242-63) against
-----------------------------------------------------------------------
OG&E and certain other defendants relating to overcharges refunded by OG&E to its ratepayors in compliance with an order of the OCC, which plaintiffs alleged should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E was dismissed from this proceeding. At this time, the Company cannot predict whether the plaintiffs will appeal the dismissal.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS

     (a)  The Company's Annual Meeting of Shareowners was held on May 15,1997.

     (b)  Not applicable.

     (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

          (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                    William E. Durrett - 35,729,993 votes for election and 736,312 votes withheld

                    H. L. Hembree, III - 35,759,134 votes for election and 707,170 votes withheld

                    Steven E. Moore - 35,792,339 votes for election and 673,965 votes withheld

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            27.01 - Financial Data Schedule.

     (b)  Reports on Form 8-K

          A Form 8-K Current Report under Item 5, dated June 19, 1997, reported on OG&E's Generation Efficiency Performance Rider ("GEP Rider"). OG&E management estimates that the additional 1997 revenue impact from the current revision to the GEP Rider will be approximately $9 million, or approximately $0.13 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OGE ENERGY CORP.
                                     (Registrant)



                            By    /s/ James R. Hatfield
                              ----------------------------
                                      James R. Hatfield
                               Vice President and Treasurer

                          (On behalf of the registrant and in
                      his capacity as Vice President and Treasurer)

August 13, 1997


                              EXHIBIT INDEX

EXHIBIT INDEX                  DESCRIPTION
-------------                  -----------

27.01                      Financial Data Schedule
