Form 10-Q
period 1997-09-30
OGE ENERGY CORP
filed 1997-11-13
CIK 1021635

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

There were 40,371,469 Shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 1997.

================================================================================

                                                           OGE ENERGY CORP.


                                                    PART I. FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                                        3 Months Ended                      9 Months Ended

                                                                         September 30                        September 30

                                                              --------------------------------    ----------------------------------
                                                                   1997             1996               1997              1996
                                                              --------------    --------------    ----------------  ----------------
                                                                                 (thousands except per share data)
OPERATING REVENUES:
  Electric utility.........................................   $     417,612     $     411,764     $       927,637   $       948,667
  Non-utility..............................................          56,975            37,460             171,393           127,253
                                                              --------------    --------------    ----------------  ----------------
    Total operating revenues...............................         474,587           449,224           1,099,030         1,075,920
                                                              --------------    --------------    ----------------  ----------------
OPERATING EXPENSES:
  Fuel.....................................................          94,820            87,105             211,783           216,189
  Purchased power..........................................          55,081            56,534             165,931           166,132
  Gas purchased for resale.................................          38,855            20,884             114,314            80,396
  Other operation and maintenance..........................          79,440            75,485             226,008           222,566
  Depreciation and amortization............................          35,880            34,626             106,100           101,581
  Current income taxes.....................................          43,344            57,489              61,182            83,252
  Deferred income taxes, net...............................          12,617              (695)             12,566            (4,145)
  Deferred investment tax credits, net.....................          (1,287)           (1,286)             (3,862)           (3,861)
  Taxes other than income..................................          12,569            11,930              37,690            35,818
                                                              --------------    --------------    ----------------  ----------------
    Total operating expenses...............................         371,319           342,072             931,712           897,928
                                                              --------------    --------------    ----------------  ----------------
OPERATING INCOME...........................................         103,268           107,152             167,318           177,992
                                                              --------------    --------------    ----------------  ----------------

OTHER INCOME (DEDUCTIONS):
  Interest income..........................................           1,362               522               2,733             1,684
  Other....................................................           2,012              (678)              1,594            (1,914)
                                                              --------------    --------------    ----------------  ----------------
    Net other income (deductions)..........................           3,374              (156)              4,327              (230)
                                                              --------------    --------------    ----------------  ----------------
INTEREST CHARGES:
  Interest on long-term debt...............................          16,687            15,607              47,665            46,776
  Allowance for borrowed funds used during construction....            (249)             (272)               (473)             (606)
  Other....................................................             684             1,496               4,109             5,561
                                                              --------------    --------------    ----------------  ----------------
    Total interest charges, net............................          17,122            16,831              51,301            51,731
                                                              --------------    --------------    ----------------  ----------------
NET INCOME ................................................          89,520            90,165             120,344           126,031

PREFERRED DIVIDEND REQUIREMENTS............................             571               572               1,714             1,730
                                                              --------------    --------------    ----------------  ----------------
EARNINGS AVAILABLE FOR COMMON..............................   $      88,949     $      89,593     $       118,630   $       124,301
                                                              ==============    ==============    ================  ================
AVERAGE COMMON SHARES OUTSTANDING..........................          40,372            40,363              40,373            40,367

EARNINGS PER AVERAGE COMMON SHARE..........................   $        2.20     $        2.22     $          2.94   $          3.08
                                                              ==============    ==============    ================  ================
DIVIDENDS DECLARED PER SHARE..............................    $       0.665     $       0.665     $         1.995   $         1.995

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                          September 30         December 31
                                                                              1997                1996
                                                                          -------------      --------------
                                                                                (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   4,098,054      $    4,005,532
  Construction work in progress.................................                 31,971              27,968
                                                                          -------------      --------------
    Total property, plant and equipment.........................              4,130,025           4,033,500
      Less accumulated depreciation.............................              1,781,410           1,687,423
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,348,615           2,346,077
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 33,088              24,802
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                  7,788               2,523
  Accounts receivable - customers, less reserve of $4,063 and
    $4,626, respectively........................................                162,184             128,974
  Accrued unbilled revenues.....................................                 49,300              34,900
  Accounts receivable - other...................................                 13,111              11,748
  Fuel inventories, at LIFO cost................................                 56,327              62,725
  Materials and supplies, at average cost.......................                 29,388              24,827
  Prepayments and other.........................................                  1,952               4,300
  Accumulated deferred tax assets...............................                  5,937              10,067
                                                                          -------------      --------------
    Total current assets........................................                325,987             280,064
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 10,500               9,500
  Income taxes recoverable through future rates.................                 43,004              44,368
  Other.........................................................                 62,146              57,544
                                                                          -------------      --------------
    Total deferred charges......................................                115,650             111,412
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,823,340      $    2,762,355
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     999,473      $      961,603
  Cumulative preferred stock....................................                 49,266              49,379
  Long-term debt................................................                841,905             829,281
                                                                          -------------      --------------
    Total capitalization........................................              1,890,644           1,840,263
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Short-term debt...............................................                 18,000              41,400
  Accounts payable..............................................                 67,632              86,856
  Dividends payable.............................................                 27,392              27,421
  Customers' deposits...........................................                 23,883              23,257
  Accrued taxes.................................................                 75,195              26,761
  Accrued interest..............................................                 15,817              19,832
  Long-term debt due within one year............................                 25,000              15,000
  Other.........................................................                 40,423              39,188
                                                                          -------------      --------------
    Total current liabilities...................................                293,342             279,715
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 61,361              61,335
  Accumulated deferred income taxes.............................                494,049             488,016
  Accumulated deferred investment tax credits...................                 74,166              78,028
  Other.........................................................                  9,778              14,998
                                                                          -------------      --------------
    Total deferred credits and other liabilities.............`...               639,354             642,377
                                                                          -------------      --------------
COMMITMENTS AND CONTINGENCIES...................................                    ---                 ---
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,823,340      $    2,762,355
                                                                          =============      ==============

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                              CONSOLIDATED STATEMENTS OF
                                                      CASH FLOWS
                                                     (Unaudited)
                                                                                      9 Months Ended
                                                                                       September 30
                                                                                  1997              1996
                                                                             --------------     --------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................        $     120,344      $     126,031
  Adjustments to Reconcile Net Income to Net
   Cash Provided From Operating Activities:
    Depreciation and amortization....................................              106,100            101,581
    Deferred income taxes and investment tax credits, net............                8,704             (8,006)
    Provision for rate refund........................................                  ---              1,804
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................              (33,210)           (46,335)
      Accrued unbilled revenues......................................              (14,400)            (5,450)
      Fuel, materials and supplies inventories.......................                1,837               (172)
      Accumulated deferred tax assets................................                4,130              1,777
      Other current assets...........................................                  985             (6,376)
      Accounts payable...............................................              (19,224)           (26,510)
      Accrued taxes..................................................               48,434             53,017
      Accrued interest...............................................               (4,015)            (1,613)
      Accumulated provision for rate refund..........................                  ---             (2,415)
      Other current liabilities......................................                1,832             (1,277)
    Other operating activities.......................................               (6,810)            12,880
                                                                             --------------     --------------
        Net cash provided from operating activities..................              214,707            198,936
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................             (118,983)          (106,943)
                                                                             --------------     --------------
        Net cash used in investing activities........................             (118,983)          (106,943)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................             (265,000)               ---
  Proceeds from long-term debt.......................................              280,000                ---
  Short-term debt, net...............................................              (23,400)           (10,300)
  Redemption of preferred stock......................................                 (113)              (560)
  Retirement of Treasury stock.......................................                  285                ---
  Cash dividends declared on preferred stock.........................               (1,714)            (1,730)
  Cash dividends declared on common stock............................              (80,517)           (80,528)
                                                                             --------------     --------------
        Net cash used in financing activities........................              (90,459)           (93,118)
                                                                             --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................                5,265             (1,125)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                2,523              5,420
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       7,788      $       4,295
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      53,261      $      51,517
    Income taxes.....................................................        $      25,067      $      41,032
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by OGE Energy Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to avoid presenting misleading information.

     The Company became the parent company for Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. on December 31, 1996. On that date, all outstanding OG&E common stock was exchanged on a share-for-share basis for common stock of OGE Energy Corp. and the common stock of Enogex Inc. was distributed to the Company. The financial information presented represents the consolidated results of the Company for the three months and nine months ended September 30, 1997. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1997, and December 31, 1996, and the results of operations and the changes in cash flows for the periods ended September 30, 1997, and September 30, 1996, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Adoption of SFAS No. 128 is required for both interim and annual periods ending after December 15, 1997. The Company will adopt this new standard effective December 31, 1997, and management believes the adoption of this standard will not have a material impact on the Company's earnings per share.

3. In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." Adoption of SFAS No. 129 is required for financial statements for periods ending after December 15, 1997. The Company will adopt this new standard effective

     December  31,  1997.   Adoption  of  this  new  standard  will  change  the
     presentation of certain financial information of the Company, but will not affect reported earnings.

4. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company will adopt this new standard effective March 31, 1998, and management believes the adoption of this standard will not have a material impact on its consolidated financial position or results of operations.

5. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1997 (respectively, the "current periods"), and the financial position as of September 30, 1997, of the Company and its subsidiaries: OG&E, Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen").
Approximately 88 percent and 84 percent of the Company's revenues for the current periods consisted of regulated sales of electricity by OG&E, a public utility, while the balance of the revenues were provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been deminimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), marketing (buying and selling) natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas development and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1996, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order (the "Order") that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million becomes effective March 1, 1998. This $50 million rate reduction is in addition to the $15 million rate reduction discussed below that was effective January 1, 1995. The Order also directed OG&E to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000 and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins.

     On June 18, 1997, OG&E filed documents with the OCC relating to a Generation Efficiency Performance Rider ("GEP Rider"), pursuant to the Order. The GEP Rider is designed so that when OG&E's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities, OG&E is allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeds 103.379 percent of the stated average, OG&E will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers.

     The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the Federal Energy Regulatory Commission. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. Management estimates that the additional 1997 revenue impact from the current revision to the GEP Rider will be approximately $9 million, or approximately $0.13 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

     As previously reported, Oklahoma enacted the Electric Restructuring Act of 1997 (the "Act") in April 1997 that is intended to permit increased competition among retail electric customers in Oklahoma by July 2002. The purposes of the Act are generally to restructure the electric industry to provide for more competition and, in particular, to provide for the orderly restructuring of the electric utility industry in the State of Oklahoma in order to allow direct access by retail consumers to the competitive market for the generation of electricity while maintaining the safety and reliability of the electric system in the state. The Act, which is described in detail in the Company's Form 10-Q for the quarter ended March 31, 1997, requires, among other things, the establishment of various task forces and preparation of numerous reports. OG&E is actively participating in this process. While OG&E intends to remain a competitive supplier of electricity, it cannot at this time predict the impact that the Act and the related restructuring of the electric industry in Oklahoma will have on its operations.

     In 1994, OG&E restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, OG&E implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced OG&E's workforce by approximately 900 employees.

     In response to an application filed by OG&E, the OCC issued an order on October 26, 1994, that permitted OG&E to: (i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce OG&E's electric rates by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. The regulatory asset was fully amortized at February 28, 1997 and again the labor savings substantially offset the regulatory asset amortization in 1997 and therefore, did not significantly impact operating results in the current periods.

 REVENUES

     Total operating revenues increased $25.4 million or 5.6 percent and $23.1 million or 2.1 percent in the current periods. In the three months ended September 30, 1997, the increase was primarily attributable to increased electric sales as a result of warmer weather, continued electric customer growth, the GEP Rider and increased Enogex revenues. The increase was partially offset by the $45 million annual rate reduction that went into effect in March 1997. In the nine-month period, the increase was due to increased Enogex revenues, the GEP Rider and electric customer growth. The increase was partially offset by decreased OG&E revenues as a result of milder weather in the first and second quarters of 1997 and the rate reduction in March 1997.

     The customer growth and warmer weather in the Company's service area resulted in a 6.3 percent increase in kilowatt-hour sales to OG&E customers ("system sales") in the three months ended September 30, 1997. In the nine-month period, warmer weather in the third quarter and customer growth offset the milder weather in the first and second quarters, resulting in a 1.4 percent increase in system sales. Sales to other utilities increased approximately $4.3 million or 67.1 percent in the three months ended September 30, 1997. In the nine-month period, sales to other utilities decreased approximately $3.6 million or 15.2 percent. Sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $19.5 million or 51.9 percent and $44.0 million or 34.6 percent in the current periods. In the three-month period, the increased revenues were primarily due to a significant increase in volumes of natural gas sold through its gas marketing activities with only a modest increase in prices of natural gas and significant increases of the volume of natural gas liquids processed and sold mainly due to the acquisition of the NUSTAR Joint Venture in May 1997, with a slight decrease in prices for natural gas liquids. See
"Liquidity and Capital Requirements" for a further discussion of the NUSTAR Joint Venture acquisition. In the nine-month period, the increased revenues were due to significant increases in the volume of natural gas sold through its gas marketing activities and of natural gas liquids processed and sold, with a slight increase in prices for natural gas and natural gas liquids.

EXPENSES

     Total operating expenses increased $29.2 million or 8.5 percent and $33.8 million or 3.8 percent in the current periods primarily due to increased volumes and prices paid by Enogex for natural gas purchased for resale to third parties and, for the three months ended September 30, 1997, due to increased fuel expenses.

     Fuel expense increased $7.7 million or 8.9 percent in the three-month period ended September 30, 1997, primarily due to increased generation as a result of the warmer weather. In the nine-month period, fuel expense decreased $4.4 million or 2 percent primarily due to an increase in the percentage of coal-fired generation relative to total generation. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $18.0 million or 86.1 percent and $33.9 million or 42.2 percent in the current periods, due to significantly higher sales volumes and purchase prices.

     Other operation and maintenance increased $4 million or 5.2 percent and $3.4 million or 1.5 percent in the current periods. These increases were primarily due to increased corporate expenses and costs at Enogex associated with expansion activities. These increases were partially offset by completion of the VERP amortization in February 1997, and costs associated with the development of the enterprise software in 1996.

     Depreciation and amortization increased $1.3 million or 3.6 percent and $4.5 million or 4.4 percent during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Current and deferred income taxes had a net decrease of $.8 million or 1.5 percent and $5.4 million or 7.1 percent in the current periods primarily due to slightly lower pre-tax income and normally occurring temporary differences.

     Interest income increased $.8 million and $1.0 million in the current periods due to the temporary investment of $250 million of OG&E's long-term debt issued in July 1997, pending application of the proceeds to the redemption on August 21, 1997, of OG&E's $250 million of refinanced long-term debt. Other income increased $2.7 million and $3.5 million in the current periods primarily due to a gain on the sale of underutilized assets by Enogex in the third quarter and gains on the sale of sulfur dioxide allowances by OG&E.

     Interest charges increased $.3 million or 1.7 percent in the three-month period ended September 30, 1997 primarily due to the interest on OG&E's $250 million of long-term debt issued in July 1997, that accrued pending the redemption on August 21, 1997, of OG&E's $250 million of refinanced long-term debt. This increase was partially offset by a lower average daily balance in short-term debt. In the nine-month period, interest decreased $.4 million or 0.1 percent as a result of OG&E retiring $15 million of 5.25 percent First-Mortgage Bonds in January 1997, and a lower average daily balance in short-term debt.

EARNINGS

     Net income decreased approximately $.6 million or 0.1 percent in the three months ended September 30, 1997. An increase of approximately $1.5 million in non-regulated corporate expenses was partially offset by a $.2 million increase in OG&E's income from continuing operations and a $ .7 million increase in net income at Enogex. For the nine months ended September 30, 1997, net income decreased $5.7 million or
4.5 percent. Of the $5.7 million decrease, approximately $4 million was related to non-regulated corporate expenses, $1.6 million was attributable to a decrease in OG&E's income from continuing operations and approximately $.1 million was attributable to a decrease in Enogex's net income. Earnings per average common share decreased from $2.22 to $2.20 and from $3.08 to $2.94 in the current periods. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


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

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities at Enogex and other non-utility businesses and, to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $119 million for the nine months ended September 30, 1997, were financed with internally generated funds and the medium-term notes issued by Enogex in July 1997.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $5 million during the nine months ended September 30, 1997. The increase reflects the Company's cash flow from operations plus the net proceeds from long-term debt, a reduction in short-term debt, construction expenditures and dividend payments.

     In July 1997, OG&E issued $250 million of long-term debt with $125 million at 6.50 percent due July 15, 2017 and $125 million at 6.65 percent due July 15, 2027. The proceeds from the sale of this new debt were applied to the redemption on August 21, 1997, of $75 million principal amount of OG&E's 8.375 percent First Mortgage Bonds due January 1, 2007, $100 million principal amount of OG&E's 8.25 percent First Mortgage Bonds due August 15, 2016 and $75 million principal amount of OG&E's 8.875 percent First Mortgage Bonds due December 1, 2020 at the principal amount plus the applicable redemption premium and accrued interest to the redemption date. In July 1997, OG&E also refinanced its obligations with respect to $56 million of 7 percent Pollution Control Revenue Bonds due March 1, 2017, through the issuance of a new series due June 1, 2027 and bearing interest at a variable rate. The annualized interest rate on these bonds from their date of issuance through September 30, 1997, was approximately
3.4 percent.

     On May 2, 1997, Enogex acquired an 80 percent interest in the NUSTAR Joint Venture for approximately $26 million. The assets of the joint venture include a two-thirds interest in a gas processing plant, 100 percent interest in a gas processing bypass plant, approximately 50 miles of natural gas liquid pipeline and approximately 200 miles of related gas gathering facilities in West Texas. For the year ended December 31, 1996, the joint venture generated revenues of approximately $36.6 million and partnership net income (before income taxes) of approximately $3.2 million. Enogex financed this acquisition with borrowings from the Company and in July 1997, issued $30 million of medium-term notes at
6.79 percent, due July 23, 2004, to repay the amounts borrowed from the Company.

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

     1. As reported in paragraph 1 of Item 3 - Legal Proceedings in the Company's 1996 Form 10-K, on July 8, 1994, an employee of OG&E filed a lawsuit in state court against OG&E in connection with OG&E's VERP. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted OG&E's Motion to Dismiss Plaintiff's Complaint in its entirety. On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiffs want credit, for retirement purposes, for years they worked prior to a pre-ERISA (1974) break in service. They allege violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. State law claims, including one for intentional infliction of emotional distress, are also alleged. On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended that Defendants' motion to dismiss or for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for OG&E. The United States District Judge can accept or reject, in whole or in part, this recommendation. The Plaintiffs have objected to the Magistrate Judge's recommendation, while OG&E has requested that it be approved.

     While the Company cannot predict the precise outcome of the proceeding, the Company continues to believe that the lawsuit is without merit and will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     2. As reported in paragraph 5 of Item 3 - Legal Proceedings in the Company's 1996 Form 10-K, in February 1997, certain taxpayers instituted litigation (The State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B.
            --------------------------------------------------------------------
Fent  and  Jerry  R.  Fent  v.  Oklahoma  Gas  and  Electric   Company,   et.al,
--------------------------------------------------------------------------------
DistrictCourt, Oklahoma County, Case No. CJ-97-1242-63) against OG&E and certain
------------------------------------------------------
other defendants relating to overcharges refunded by OG&E to its customers in compliance with an order of the OCC, which plaintiffs alleged should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E was dismissed from this proceeding. On August 18, 1997 the plaintiffs filed an appeal. Management still believes that the lawsuit is without merit and will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     3. As reported in paragraph 6 of Item 3 - Legal Proceedings of the Company's Form 10-K for the year ended December 31, 1996, the City of Enid, Oklahoma ("Enid") through its City Council, notified OG&E of its intent to purchase OG&E's electric distribution facilities for Enid and to terminate OG&E's franchise to provide electricity within Enid as of June 26, 1998. On August 22, 1997, the City Council of Enid adopted Ordinance No. 97-30, which in essence granted OG&E a new 25-year franchise subject to approval of the electorate of Enid on November 18, 1997. In October 1997, eighteen residents of Enid filed a lawsuit against Enid, OG&E and others in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-829-01. Plaintiffs seek a declaration holding that (a) the Mayor of Enid and the City Council breached their fiduciary duty to the public and violated Article 10, Section 17 of the Oklahoma Constitution by allegedly "gifting" to OG&E the option to acquire OG&E's electric system when the City Council approved the new franchise by Ordinance No. 97-30; (b) the subsequent approval of the new franchise by the electorate of the City of Enid at the November 18, 1997, franchise election cannot cure the alleged breach of fiduciary duty or the alleged constitutional violation; (c) violations of the Oklahoma Open Meetings Act occurred and that such violations render the resolution approving Ordinance No. 97-30 invalid; (d) OG&E's support of the Enid Citizens' Against the Government Takeover was improper; (e) OG&E has violated the favored nations clause of the existing franchise; and (f) the City of Enid and OG&E have violated the competitive bidding requirements found at 11 O.S. Section 35-201, et seq. Plaintiffs seek money damages against the Defendants under 62 O.S. Sections 372 and 373. Plaintiffs allege that the action of the City Council in approving the proposed franchise allowed the option to purchase OG&E's property to be transferred to OG&E for inadequate consideration. Plaintiffs demand judgment for treble the value of the property allegedly wrongfully transferred to OG&E. On October 28, 1997, another resident filed a similar lawsuit against OG&E, Enid and the Garfield County Election Board in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-852-01. While the Company cannot predict the precise outcome of these proceedings, the Company believes at the present time that the lawsuits are without merit and intends to vigorously defend these cases.


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     4.01 Supplemental Indenture No. 2, dated as of July 1, 1997, between OG&E and NationsBank, N.A., creating $125,000,000 principal amount of 6.65 percent Senior Notes, Series due July 15, 2027, and $125,000,000 principal amount of 6.50 percent Senior Notes, Series due July 15, 2017, (Filed as
                               Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein).

                     4.02 Supplemental Trust Indenture dated as of July 1, 1997, between OG&E and NationsBank, N.A., creating $125,000,000 principal amount of First Mortgage Bonds, Senior Note Series C and $125,000,000 principal amount of First Mortgage Bonds, Senior Note Series D (Filed as Exhibit 4.02 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein).

                     27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OGE ENERGY CORP.
                                             (Registrant)



                            By          /s/ James R. Hatfield
                               -------------------------------------------
                                            James R. Hatfield
                                      Vice President and Treasurer

                                  (On behalf of the registrant and in
                             his capacity as Vice President and Treasurer)

November 13, 1997


                                                                   EXHIBIT INDEX

EXHIBIT INDEX                  DESCRIPTION
-------------                  -----------

4.01      Supplemental  Indenture No. 2, dated as of July 1, 1997,  between OG&E and NationsBank,  N.A., creating $125,000,000 principal amount of 6.65 percent  Senior  Notes,  Series  due  July 15,  2027 and  $125,000,000
          principal  amount of 6.50 percent  Senior  Notes,  Series due July 15,
          2017 (Filed as Exhibit  4.01 to OG&E's Form 8-K filed on July 17, 1997
          (File No. 1-1097) and incorporated by reference herein).

4.02 Supplemental Trust Indenture dated as of July 1, 1997, between OG&E and NationsBank, N.A., creating $125,000,000 principal amount of First
          Mortgage Bonds, Senior Note Series C and $125,000,000 principal amount of First Mortgage Bonds, Senior Note Series D (Filed as Exhibit 4.02 to OG&E's Form 8-K filed on July 17, 1997 (File No. 1-1097) and incorporated by reference herein).


27.01     Financial Data Schedule
