Form 10-K
period 1997-12-31
OGE ENERGY CORP
filed 1998-03-31
CIK 1021635

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[|X|]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1997       Commission File Number 1-12579

                                OGE ENERGY CORP.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                      73-1481638
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)
        321 North Harvey
          P.O. Box 321
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of February 27, 1998, Common Shares outstanding were 40,385,917. Based upon the closing price on the New York Stock Exchange on February 27, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Company was: Common Stock $2,172,426,750.

         The proxy statement for the 1998 annual meeting of shareowners is incorporated by reference into Part III of this Report.

================================================================================

                                TABLE OF CONTENTS
ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

Item 1.  Business..........................................................    1
         The Company.......................................................    1
         Electric Operations...............................................    2
                  General..................................................    2
                  Regulation and Rates.....................................    5
                  Rate Structure, Load Growth and Related Matters..........   12
                  Fuel Supply..............................................   13
         Enogex............................................................   15
         Origen............................................................   18
         Finance and Construction..........................................   19
         Environmental Matters.............................................   21
         Employees.........................................................   22

Item 2.  Properties........................................................   23

Item 3.  Legal Proceedings.................................................   24

Item 4.  Submission of Matters to a Vote of Security Holders...............   27

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................   32

Item 6.  Selected Financial Data...........................................   33

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................   34

Item 8.  Financial Statements and Supplementary Data.......................   47

Item 9.  Changes in and Disagreements with Accountants
                  and Financial Disclosure.................................   75

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   75

Item 11. Executive Compensation............................................   75

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management....................................   75

Item 13. Certain Relationships and Related Transactions....................   75

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K......................................   75

                                     PART I

ITEM 1. BUSINESS.
-----------------

                                   THE COMPANY


         OGE Energy Corp. (the "Company") is a public utility holding company which was incorporated in August 1995 in the State of Oklahoma. The Company became the parent company of Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. on December 31, 1996 pursuant to a mandatory share exchange whereby each share of outstanding common stock of OG&E was exchanged on a share-for-share basis for common stock of the Company. Immediately following this exchange, OG&E transferred its shares of Enogex stock to the Company and Enogex Inc. became a direct subsidiary of the Company.

         The Company now serves as the parent company to OG&E, Enogex Inc., Origen Inc. (a newly formed company), and any other companies that may be formed within the organization in the future. The holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from its non-utility businesses. At December 31, 1997, the Company was not engaged in any business independent of that conducted through its subsidiaries OG&E, Enogex Inc. and Enogex Inc.'s subsidiaries ("Enogex"), and Origen Inc. and Origen Inc.'s subsidiaries ("Origen").

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

         Enogex owns and operates approximately 3,500 miles of natural gas transmission and gathering pipelines, has interests in five gas processing plants, markets electricity, natural gas and natural gas products and invests in the drilling for and production of crude oil and natural gas.

         OG&E's regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. This legislation, if implemented as proposed, would significantly impact OG&E. The Arkansas Public Service Commission ("APSC") recently initiated proceedings to consider the implementation of a competitive retail market in Arkansas. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for further discussion of these developments.

         The Company's executive offices are located at 321 North Harvey, P. O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone (405) 553-3000.

                              ELECTRIC OPERATIONS

GENERAL


         OG&E furnishes retail electric service in 277 communities and their contiguous rural and suburban areas. During 1997, five other communities and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area, with an estimated population of 1.7 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 282 communities served, 254 are located in Oklahoma and 28 in Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1997, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

         OG&E's system control area peak demand as reported by the system dispatcher for the year was approximately 5,287 megawatts, and occurred on July 28, 1997. OG&E's load responsibility peak demand was approximately 4,982 megawatts on July 28, 1997, resulting in a capacity margin of approximately 18.4 percent. OG&E is a member, along with neighboring utilities and other electric suppliers, in the Southwest Power Pool ("SPP"), which requires that OG&E maintain a capacity reserve margin of 13 percent. As reflected in the table below and in the operating statistics on page 4, total kilowatt-hour sales increased 1.6 percent in 1997 as compared to an increase of 1.5 percent in 1996 and a 7.0 percent increase in 1995. In 1997, kilowatt-hour sales to OG&E customers ("system sales") increased slightly due to continued customer growth. Sales to other utilities ("off-system sales") decreased in 1997. Off-system sales are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales. In 1996 and 1995, total kilowatt-hour sales increased due to continued customer growth.

         Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                                Inc/                  Inc/                  Inc/
                     1997      (Dec)       1996      (Dec)        1995     (Dec)
--------------------------------------------------------------------------------
System Sales       22,183       3.0%     21,541       3.4%      20,828      0.9%
Off-System Sales    1,202     (18.5%)     1,475     (20.4%)      1,852    232.6%
                   ------                ------                 ------
Total Sales        23,385       1.6%     23,016       1.5%      22,680      7.0%
                   ======                ======                 ======

         In 1997, OG&E's Sooner Generating Station (consisting of two coal-fired units with an aggregate capability of 1,015 Mw) and OG&E's three coal-fired units at its Muskogee Generating Station (with an aggregate capability of 1,515
Mw) were again recognized by an industry survey as being in the top ten lowest cost producers of electricity for 1996 among the 850 electric generating stations surveyed.

         OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

         Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for a discussion of potential impact of competition of federal and state legislation.


                        OKLAHOMA GAS AND ELECTRIC COMPANY
                          CERTAIN OPERATING STATISTICS


                                                                                     YEAR ENDED DECEMBER 31

                                                                        1997               1996               1995
                                                                   --------------    ---------------    ---------------
ELECTRIC ENERGY:
  (Millions of Kwh)
  Generation (exclusive of station use)...................                21,620             21,253             20,639
  Purchased...............................................                 3,528              3,564              3,578
                                                                   --------------    ---------------    ---------------
        Total generated and purchased.....................                25,148             24,817             24,217
  Company use, free service and losses....................                (1,763)            (1,801)            (1,537)
                                                                   --------------    ---------------    ---------------
        Electric energy sold..............................                23,385             23,016             22,680
                                                                   --------------    ---------------    ---------------

ELECTRIC ENERGY SOLD:
  (Millions of Kwh)
  Residential.............................................                 7,179              7,143              6,848
  Commercial and industrial...............................                11,586             11,161             10,963
  Public street and highway lighting......................                    68                 67                 66
  Other sales to public authorities.......................                 2,202              2,096              2,087
  Sales for resale........................................                 2,350              2,549              2,716
                                                                   --------------    ---------------    ---------------

        Total.............................................                23,385             23,016             22,680
                                                                   ==============    ===============    ===============

ELECTRIC OPERATING REVENUES:
  (Thousands)
    Electric Revenues:
      Residential.........................................         $     474,419     $      479,574     $      471,313
      Commercial and industrial...........................               526,673            530,213            512,212
      Public street and highway lighting..................                 9,456              9,367              9,115
      Other sales to public authorities...................                98,818             98,209             95,660
      Sales for resale....................................                57,695             60,141             63,340
      Provision for rate refund...........................                   ---             (1,221)            (2,437)
      Miscellaneous.......................................                24,630             24,054             19,084
                                                                   --------------    ---------------    ---------------
        Total Electric Revenues...........................         $   1,191,691     $    1,200,337     $    1,168,287
                                                                   ==============    ===============    ===============

NUMBER OF ELECTRIC CUSTOMERS:
  (At end of period)
  Residential.............................................               593,699            588,778             583,741
  Commercial and industrial...............................                85,315             84,032              82,577
  Public street and highway lighting......................                   249                249                 249
  Other sales to public authorities.......................                10,897             10,688              10,340
  Sales for resale........................................                    40                 41                  43
                                                                   --------------    ---------------     ---------------
        Total.............................................               690,200            683,788             676,950
                                                                   ==============    ===============     ===============

RESIDENTIAL ELECTRIC SERVICE:
  Average annual use (Kwh)................................                12,133             12,178              11,786
  Average annual revenue..................................         $      801.74     $       817.62     $        811.10
  Average price per Kwh (cents)...........................                  6.61               6.71                6.88

                                       4

REGULATION AND RATES


         OG&E's retail electric tariffs in Oklahoma are regulated by the Oklahoma Corporation Commission ("OCC"), and in Arkansas by the APSC. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). The Secretary of the Department of Energy has jurisdiction over some of OG&E's facilities and operations.

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

         For the year ended December 31, 1997, approximately 88 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and five percent to the FERC.

         RECENT REGULATORY  MATTERS:  In January 1998, OG&E filed an application
         --------------------------
with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under Public Utility Regulatory Policies Act of 1978 ("PURPA"), OG&E was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required OG&E to purchase peaking capacity from the plant for 10 years beginning in 1998 -- whether the capacity was needed or not. In December 1997, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant. As part of the transaction, the duration of the existing cogeneration contract with OG&E would be reduced from 10 years ending December 31, 2007, to four and one-half years ending June 30, 2002. If the transaction is approved by the necessary regulatory agencies and is consummated, OG&E estimates that it will provide aggregate savings for its Oklahoma customers of approximately $46 million as compared to the existing cogeneration contract. On March 13, 1998, the OCC issued its order granting the relief requested by OG&E. Additional regulatory approvals of the FERC and the APSC, among others, are needed to complete the transaction.

         On February 11, 1997, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. The February 11, 1997 order also directed OG&E to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000 and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. In 1997, approximately $41.7 million or 12.9 percent of Enogex's revenues were attributable to transporting gas for OG&E. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations. See Note 10 of Notes to Consolidated Financial Statements.

         The Order also contained a Generation Efficiency Performance Rider ("GEP Rider"), which is designed so that when OG&E's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities, OG&E is allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that average from Oklahoma customers.

         The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1997, the GEP Rider increased revenues by approximately $18.0 million, or approximately $0.28 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

         As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). If implemented as proposed, the Act will significantly affect OG&E's future operations.

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

         The primary goals of a restructured electric utility industry, as set forth in Section 2 of the Act, are as follows:

         l. To reduce the cost of electricity for as many consumers as possible, helping industry to be more competitive, to create more jobs in Oklahoma and help lower the cost of government by reducing the amount and type of regulation now paid for by taxpayers;

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

         Sections 4, 5 and 6 of the Act are designed to implement the goals of the Act and provide for various studies and task forces to assess the issues and consequences associated with the proposed restructuring of the electric utility industry. In Section 4, the OCC is directed to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma including, but not limited to, the issues set forth in Section 4, and to develop a proposed electric utility framework for Oklahoma under the direction of the Joint Electric Utility Task Force (which task force is described below). However, the OCC is prohibited from promulgating orders relating to the restructuring without prior authorization of the Oklahoma Legislature. Also, in developing a framework for a restructured electric utility industry, the OCC is to adhere to fourteen principles set forth in Section 4, including the following:

         1. Appropriate rules shall be promulgated, ensuring that reliable and safe electric service is maintained.

         2. Consumers shall be allowed to choose among retail electric energy suppliers to help ensure competitive and innovative markets. A process should be established whereby all retail consumers are permitted to choose their retail electric energy suppliers by July 1, 2002.

         3. When consumer choice is introduced, rates shall be unbundled to provide clear price information on the components of generation, transmission and distribution and any other ancillary charges. Charges for public benefit programs currently authorized by statute or the OCC, or both, shall be unbundled and appear in line item format on electric bills for all classes of consumers.

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

         8. The OCC shall consider the establishment of a distribution access fee to be assessed to all consumers in Oklahoma connected to electric distribution systems regulated by the OCC. This fee shall be charged to cover social costs, capital costs, operating costs, and other appropriate costs associated with the operation of electric distribution systems and the provision of electric services to the retail consumer.

         9. Electric utilities have traditionally had an obligation to provide service to consumers within their established service territories and have entered into contracts, long-term investments and federally mandated cogeneration contracts to meet the needs of consumers. These investments and contracts have resulted in costs which may not be recoverable in a competitive restructured market and thus may be "stranded." Procedures shall be established for identifying and quantifying stranded investments and for allocating costs; and mechanisms shall be proposed for recovery of an appropriate amount of prudently incurred, unmitigable and verifiable stranded costs and investments. As part of this process, each entity shall be required to propose a recovery plan which establishes its unmitigable and verifiable stranded costs and investments and a limited recovery period designed to recover such costs expeditiously, provided that the recovery period and the amount of qualified transition costs shall yield a transition charge which shall not cause the total price for electric power, including transmission and distribution services, for any consumer to exceed the cost per kilowatt-hour paid on the effective date of this Act during the transition period. The transition charge shall be applied to all consumers including direct access consumers, and shall not disadvantage one class of consumer or supplier over another, nor impede competition and shall be allocated over a period of not less than three (3) years nor more than seven
                  (7) years.

         10. It is the intent that all transition costs shall be recovered by virtue of the savings generated by the increased efficiency in markets brought about by restructuring of the electric utility industry. All classes of consumers shall share in the transition costs.

         Subject to the principles set forth in Section 4, the OCC is directed to prepare a four-part study to be delivered to the Joint Electric Utility Task Force (the "Joint Task Force"). The first part of the study, which was due February 1, 1998, was to address independent operation issues. The second part, which is due December 31, 1998, is to address technical issues, such as reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power. The third part of the study is due December 31, 1999, and is to address financial issues, including rates, charges, access fees, transition costs and stranded costs. The final part of the study is due August 31, 2000 and is to cover consumer issues, such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards.

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

         Section 6 creates the Joint Task Force, which shall consist of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The Joint Task Force is to direct and oversee the studies of the OCC and Oklahoma Tax Commission set forth in Sections 4 and 5 of the Act. The Joint Task Force is permitted to make final recommendations to the Governor and Oklahoma Legislature. The Joint Task Force is also empowered to retain consultants to study the creation of an Independent System Operator, which would coordinate the physical supply of electricity throughout Oklahoma and maintain reliability, security and stability of the bulk power system. In addition, such study shall assess the benefits of establishing a power exchange that would operate as a power pool allowing power producers to compete on common ground in Oklahoma. In fulfilling its tasks, the Joint Task Force can appoint advisory councils made up of electric utilities, regulators, residential customers and other constituencies.

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

         A new bill was introduced in the State Senate in the 1998 legislative session and was passed by a State Senate committee in February 1998. This bill, if adopted, would modify the Act by (i) directing the Joint Task Force, instead of the OCC, to conduct the required studies and (ii) accelerating the deadlines for completion of such studies to October 1, 1999.

         OG&E intends to actively participate in the restructuring of the electric utility industry in Oklahoma and to remain a competitive supplier of electricity. However, due to the early stages of the process, OG&E cannot predict the impact that the restructuring will have on its operations in the future. OG&E continues to be generally supportive of the restructuring efforts in Oklahoma. However, the Company and OG&E believe that federal legislation mandating retail competition in all states is appropriate to ensure that OG&E's ability to compete for retail customers of other suppliers is commensurate with the ability of such suppliers to compete for OG&E's jurisdictional customers in Oklahoma.

         In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. Among the topics to be considered are competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company intends to participate actively in these proceedings.

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

         In 1994, OG&E underwent a significant restructuring effort and redesign of its operations to more favorably position itself for the competitive electric utility environment. As part of this process, OG&E implemented a Voluntary Early Retirement Package ("VERP") and a severance package that reduced its workforce by approximately 900 employees. The Company incurred $63.4 million of restructuring costs in 1994. Pending an OCC order, OG&E deferred the costs associated with the VERP and severance package in the third quarter of 1994. Between August 1 and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted OG&E to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced OG&E's electric rates during such period by approximately $15 million annually, effective January 1995. In 1997, 1996 and 1995, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million.

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996) and that OG&E file a cost of service study with the APSC. While OG&E does not agree that any refund is appropriate, it is in the process of evaluating and responding to the staff's position.

         AUTOMATIC FUEL ADJUSTMENT CLAUSES: Variances in the actual cost of fuel
         ---------------------------------
used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

         NATIONAL   ENERGY    LEGISLATION:    Federal   law   imposes   numerous
         --------------------------------
responsibilities and requirements on OG&E. The Public Utility Regulatory Policies Act of 1978 requires electric utilities, such as OG&E, to purchase electric power from, and sell electric power to, qualified cogeneration facilities and small power production facilities ("QFs"). Generally stated, electric utilities must purchase electric energy and production capacity made available by QFs at a rate reflecting the cost that the purchasing utility can avoid as a result of obtaining energy and production capacity from these sources; rather than generating an equivalent amount of energy itself or purchasing the energy or capacity from other suppliers. OG&E has entered into agreements with four such cogenerators. See "Finance and Construction." Electric utilities also must furnish electric energy to QFs on a non-discriminatory basis at a rate that is just and reasonable and in the public interest and must provide certain types of service which may be requested by QFs to supplement or back up those facilities' own generation.

         The Energy Policy Act of 1992 ("EPAct") has resulted in some significant changes in the operations of the electric utility industry and the federal policies governing the generation, transmission and sale of electric power. The EPAct, among other things, authorized the FERC to order transmitting utilities to provide transmission services to any electric utility, Federal power marketing agency, or any other person generating electric energy for sale or resale, at transmission rates set by the FERC. The EPAct also is designed to promote competition in the development of wholesale power generation in the electric industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935.

         In April 1996, FERC issued two final rules, Orders 888 and 889, which have had a significant impact on wholesale markets. These orders where subsequently amended in orders issued in March and November 1997. These orders have been appealed by many entities, including representatives of the states, the electric utility industry and consumers. Order 888 set forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System

("OASIS," formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS.

         OG&E is complying with these rules from the FERC. To implement the requirements of Order 888, as amended, OG&E has filed an Open Access Transmission Tariff ("OATT"), OG&E's original OATT, which was accepted for filing by FERC on June 11, 1997, had an effective date of July 9, 1996. OG&E filed an updated OATT on July 30, 1997 to comply with FERC's changes to Order
888. That filing remains pending before FERC. Among other things, the OATT includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how OG&E has historically integrated its load and resources. Under NTS, OG&E and participating customers share the total annual transmission cost, net of related transmission revenues, based upon each company's share of the total system load.

         On December 27, 1996, OG&E submitted, in accordance with Order 889, "Standards of Conduct" governing interactions between its transmission-function employees and its wholesale merchant-function employees. On March 12, 1998, the FERC issued an order requiring OG&E and many other utilities to submit revised Standards of Conduct. In accordance with the FERC's directive, revised Standards will be submitted in April 1998. Generally speaking, the FERC has required only that OG&E provide a more detailed version of the Standards it has already submitted, or that the Standards reflect changes required by amendments to Order 889 that occurred after OG&E originally submitted its Standards. Management expects minimal annual expense increases, as a result of Orders 888 and 889.

         Orders 888 and 889 are cornerstones of the FERC's efforts to encourage competition in the wholesale electric power market. As part of its own efforts to better its competitive position in the wholesale market, OG&E on November 3, 1997 sought from the FERC authority to sell capacity and energy at "market-based," negotiated rates. OG&E was granted market-based rate authority on December 18, 1997, subject to certain restrictions on interactions with its affiliates. For example, OG&E is prohibited from selling power to its affiliates under its market-based rate schedule without separate approval from the FERC. Such restrictions on affiliate interactions, which are intended to prevent affiliate abuse, are the norm for traditional utilities with market-based rate authority.

         Enogex's newly formed subsidiary, OGE Energy Resources, Inc. ("OERI") is a power marketer that received market-based rate authority in 1997. OERI is an indirect wholly-owned subsidiary of OG&E's parent, OGE Energy Corp. and, as a result, is an affiliate of OG&E. Like OG&E, OERI is subject to certain restrictions on its dealings with OG&E, such as the prohibition on sales to OG&E without separate approval from the FERC. OERI is authorized to "broker" power purchases and sales for OG&E, again subject to certain restrictions. These restrictions, which are intended to prevent affiliate abuse are the norm for power marketers with traditional utility affiliates.

         As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate OG&E's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $32 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

         The enacted Oklahoma legislation does not affect OG&E's electric transmission and distribution assets and the Company believes that the continued use of SFAS No. 71 with respect to the related regulatory assets is appropriate. However, if utility regulators in Oklahoma and Arkansas were to adopt regulatory methodologies in the future that are not based on cost-of-service, the continued use of SFAS No. 71 with respect to the regulatory assets related to the electric transmission and distribution assets may no longer be appropriate.

         Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

         The EPAct,  the  actions of the FERC,  the  restructuring  proposal  in
Oklahoma, the Arkansas proceedings and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include the redesign and restructuring effort in 1994, continuing actions to reduce fuel costs, improvements in customer service and efforts to improve OG&E's electric transmission and distribution network to reduce outages, all of which enhance OG&E's ability to deliver electricity competitively. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company intends to advocate this position vigorously.

RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS


         Two of OG&E's primary goals are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient electrical energy use by all of OG&E's customers. In order to meet these goals, OG&E has reduced and restructured its rates to its customers. At the same time, OG&E has implemented numerous energy efficiency programs and tariff schedules. In 1997, these programs and schedules included:
(i) elimination of the Low Use Residential Service rate (because it did not effectively reach those customers it was intended to serve); (ii) an increased level of OG&E funding to the LIHEAP assistance program (the LIHEAP program helps low income residential customers meet their winter heating needs with lower electrical heating energy costs); (iii) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating for new homes built to energy efficient standards; (iv) the elimination of the PEAKS program (a program that helped reduce the summer residential air conditioning peak) because continuation of this program was not cost effective as compared to other alternatives; (v) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 500 kilowatts (the minimum load of the curtailment rate was raised in the February 11, 1997, OCC order); and (vi) the time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoon to non-peak hours.

         OG&E implemented a Real Time Pricing ("RTP") pilot program, for industrial and commercial customers that can meet the requirements of the tariff. This tariff gives customers additional options on total kilowatt hour growth and the control of growth of peak demand. Real Time Pricing is a tariff option which prices electricity so that current price varies hourly with short notice to reflect current expected costs. The RTP technique will allow a measure of competitive pricing, a broadening of customer choice, the balancing of electricity usage and capacity in the short and long term, and the helping of customers in control of their costs.

         OG&E's 1997 marketing efforts included geothermal heat pumps, electrotechnologies, electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. OG&E works closely with individual customers to provide the best information on how current technologies can be combined with OG&E's marketing programs to maximize the customer's benefit.

         Other recent efforts to improve OG&E's services included the implementation of a new customer service telephone system, capable of handling approximately ten times more calls simultaneously than the prior system and implementation of a Company-wide enterprise software system that, besides being Year 2000 compliant, enables OG&E and the Company's other subsidiaries to obtain extensive business information on nearly a real-time basis. Also, OG&E is in the process of implementing a new outage management system that should improve
OG&E's ability to restore service, and a new mapping system that, when completed, will provide OG&E up-to-date information on its transmission and distribution assets.

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


FUEL SUPPLY


         During 1997, approximately 81 percent of the OG&E-generated energy was produced by coal-fired units and 19 percent by natural gas-fired units. It is estimated that the fuel mix for 1998 through 2002, based upon expected generation for these years, will be as follows:

                                    1998      1999      2000      2001      2002
--------------------------------------------------------------------------------
Coal............................     80%       80%       79%       79%       79%
Natural Gas.....................     20%       20%       21%       21%       21%

         The slight decline from 80 percent to 79 percent in the percentage of coal-fired generation relative to total generation is expected to result from increases in natural gas-fired generation, not from a reduction in Kwh of coal-fired generation.

         The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                                    1997      1996      1995      1994      1993
--------------------------------------------------------------------------------
Coal............................   $0.84     $0.83     $0.83     $0.78     $1.16
Natural Gas.....................   $3.60     $3.61     $3.19     $3.58     $3.64
Weighted Avg....................   $1.39     $1.45     $1.41     $1.58     $1.92

         A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Electric Operations
- Regulation and Rates - Automatic Fuel Adjustment Clauses."

         COAL-FIRED UNITS: All OG&E coal units, with an aggregate  capability of
         ----------------
2,530 megawatts, are designed to burn low sulfur western coal. OG&E purchases coal under a mix of long- and short-term contracts. During 1997, OG&E purchased
9.6 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has a weighted average sulfur content of 0.3 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, OG&E units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of The Clean Air Act starting in the year 2000, OG&E has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

         During 1997, rail congestion on the Union Pacific Railroad caused a coal shortage among many of the utilities in the Southwest Power Pool and the state of Texas. As a result, OG&E depleted its coal stockpiles and was forced to take some coal conservation measures in November and December. Since that time, rail service has improved. During 1997 and 1996, OG&E used larger unit trains with a maximum of 135 cars instead of a maximum of 112 cars in unit train service to the Muskogee generating station. Increasing the unit train size allows for an increase of delivered tons by approximately 21 percent. The combination of high volume, aluminum design and increased train size to the
Muskogee generating station reduces the number of trips from Wyoming by approximately 29 percent. OG&E continued its efforts to maximize the utilization of its coal units by optimizing the boiler operations at both the Sooner and Muskogee generating plants, resulting in a record capacity factor of approximately 79 percent. See "Environmental Matters" for a discussion of an environmental proposal that, if implemented as proposed, could inhibit OG&E's ability to use coal as its primary boiler fuel.

         GAS-FIRED  UNITS:  For calendar year 1998, OG&E expects to acquire less
         ----------------
than 2 percent of its gas needs from long-term gas purchase contracts. The remainder of OG&E's gas needs during 1998 will be supplied by contracts with at-market pricing or through day-to-day purchases on the spot market.

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

                                     ENOGEX


         The Company's wholly-owned non-utility subsidiary, Enogex Inc., is the 38th largest pipeline in the nation in terms of miles of pipeline. At January 1, 1998, Enogex Inc. had three wholly-owned subsidiaries, Enogex Products Corporation ("Products"), OGE Resources Inc., formerly known as Enogex Services Corporation ("Resources") and Enogex Exploration Corporation ("Exploration"). The operations of Enogex and its subsidiaries are organized into four business units focused in the areas of natural gas gathering and transportation ("Gas Transportation"), gas processing ("Gas Processing"), marketing of natural gas, liquids and electricity ("Marketing") and development and production of oil and natural gas ("Development and Production").

         The operations of the Gas Transportation unit are conducted exclusively by Enogex Inc. The Gas Processing unit consists of Products, which owns interests in and operates natural gas processing plants and some gas gathering lines. The Gas Marketing unit consists of Resources, which through subsidiaries is engaged in the marketing of natural gas, natural gas liquids and electricity. The Development and Production unit consists of Exploration, which is engaged in investing in the development and production of oil and natural gas and the purchase of oil and gas reserves. Enogex Inc. disposed of its 80 percent interest in Centoma Gas Systems, Inc., effective April 1, 1997, for an amount approximate to its net book value through the sale of its stock to the minority interest owner.

         For the year ended December 31, 1997, and before elimination of intercompany items between OG&E and Enogex, Enogex's consolidated revenues and net income were approximately $322.0 million and $16.2 million, respectively.

         Recent  Actions.   As  stated  previously,   Enogex  is  the  exclusive
         ---------------
transporter of natural gas to OG&E's electric power generating stations. The OCC in its order on February 11, 1997 directed OG&E to transition to competitive bidding of its gas transportation no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. As a result of the foregoing, Enogex expects that revenues generated from its transportation services for OG&E (which in 1996 and 1997 represented 19 percent and 12.9 percent, respectively, of Enogex's consolidated revenues) will remain at $41.3 million per year through 1999 and may decline after 1999 since Enogex may no longer be the exclusive provider of transportation services to OG&E after 1999.

         As a result, the Company's plan has been and is for Enogex to diversify its revenue and income sources by increasing revenues from transmission services provided to third parties, by increasing the net income of Enogex subsidiaries' natural gas processing and development and production operations, and by actively evaluating potential acquisitions of complementary businesses or assets.

         In May 1997, Products acquired an 80 percent interest in the NuStar Joint Venture from Nuevo Liquids Inc. for $26 million, subject to certain post-closing adjustments. The joint venture assets include a 66.67 percent interest in the Benedum gas processing plant with an inlet capacity of 110 million cubic feet per day; a 100 percent interest in a second bypass plant with a capacity of 30 million cubic feet per day; 52 miles of natural gas liquid pipeline and over 200 miles of related gas gathering facilities located in Upton, Crockett, Reagan and neighboring counties in the Permian Basin in West Texas.

         In January 1998, Enogex, through a newly-formed subsidiary, Enogex Arkansas Pipeline Corp. ("EAPC") agreed to acquire interests in two natural gas pipelines, NOARK Pipeline System, L.P. ("NOARK") and Ozark Pipeline ("Ozark"), for approximately $30 million and $55 million, respectively. The NOARK line is a 302 mile intra-state pipeline system that extends from near Fort Chaffee, Arkansas to near Paragould, Arkansas. Current throughput capacity on the NOARK line is approximately 130 million cubic feet per day. The Ozark line is a 437 mile interstate pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. Current throughput capacity on the Ozark line is approximately 170 million cubic feet per day. The transactions are subject to certain regulatory approvals, including that of the FERC.

         Following regulatory approvals, EAPC will contribute Ozark to the NOARK partnership and the two pipelines will be integrated into a single, interstate transmission system at an estimated additional cost of $15 million and with an estimated throughput of 330 million cubic feet per day. After the integration, which is to be funded by EAPC, EAPC will own a 75 percent interest in the NOARK partnership and Southwestern Energy Pipeline Co. will retain its 25 percent interest in the partnership.

         Gas   Transportation.   Enogex's   primary   business  is  natural  gas
         --------------------
transportation and it consists primarily of gathering and transporting natural gas in Oklahoma for OG&E and on an interruptible basis, for other customers. Enogex's system consists of approximately 3,500 miles of pipeline, which extends from the Arkoma Basin in eastern Oklahoma to the Anadarko Basin in western Oklahoma. Since 1960, Enogex has had a gas transmission contract with OG&E under which Enogex transports OG&E's natural gas supply on a fee basis. Under the gas transmission contract, OG&E agrees to tender to Enogex and Enogex agrees to transport, on a firm, load-following basis, all of OG&E's natural gas requirements for boiler fuel for its seven gas-fired electric generating stations. In 1997, Enogex transported 151 Bcf of natural gas; of which approximately 40 Bcf, or about 26 percent, was delivered to OG&E's electric generating stations and storage facility, which resulted in approximately 63 percent of Enogex Inc.'s transportation revenues of $66.5 million for 1997.

         Enogex's pipeline system also gathers and transports natural gas destined for interstate markets through interconnections in Oklahoma with other pipeline companies. Among others, these interconnections include Panhandle Eastern Pipeline, Williams Natural Gas Pipeline, Natural Gas Pipeline Company of America, Northern Natural Gas Company, NorAm Gas Transmission Company and Ozark Gas Transmission Company.

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

         The fees charged by Enogex for transporting natural gas for OG&E and other intrastate shippers are not subject to FERC regulation. With respect to state regulation, the fees charged by Enogex for any intrastate transportation service have not been subject to direct state regulation by the OCC. Even though the intrastate pipeline business of Enogex is not directly regulated, the OCC, the APSC and the FERC have the authority to examine the appropriateness of any transportation charge or other fees paid by OG&E to Enogex, which OG&E seeks to recover from ratepayers. As stated above, OCC issued an order on February 11, 1997 directing OG&E to transition to competitive bidding of its gas transportation no later than April 30, 2000 and set an annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins.

         Gas  Processing.  Products has been active since 1968 in the processing
         ---------------
of natural gas and marketing of natural gas liquids. The NuStar Joint Venture, in which Products recently acquired an 80 percent interest, has been engaged in the processing of natural gas since 1951. Products' and NuStar's natural gas processing plant operations consist of the extraction and sale of natural gas liquids. The products extracted from the gas stream include marketable ethane, propane, butane and natural gasoline mix. The residue gas remaining after the liquid products have been extracted consists primarily of ethane and methane. In addition to the 66.67 percent interest in the Benedum gas processing plant owned by NuStar Joint Venture, Products also owns the second largest natural gas processing plant in Oklahoma, which is located near Calumet, Oklahoma and has the capacity to process 250 million cubic feet of natural gas per day. Prior to 1997, Products shared ownership equally of the Calumet plant with a third party and, in 1997, Products purchased all of the third party's interest in the plant. Products also owns interests in three other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 46 million cubic feet of natural gas per day.

         Most of the commercial grade propane processed at Products' Oklahoma facilities is sold on the local market. The other natural gas liquids, commonly referred to as Group 140 are delivered to Conway, Kansas (which is one of the nation's largest wholesale markets for gas liquids), where they are sold on the spot market. Ethane, which is produced at all of Products' plants except Calumet, is sold under a contract with Equistar Chemicals. This contract expired in February 1998, but is renewable on an annual basis. Natural gas liquids are marketed by Resources. Natural gas liquids from the NuStar Joint Venture are sold to the Rexene Chemicals plant in Midland, Texas pursuant to a contract expiring in February 1999.

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

         Marketing.   Enogex's  natural  gas  marketing  is  conducted   through
         ---------
Resources and its subsidiaries. Resources serves both producers and consumers of natural gas by buying natural gas at the wellhead or at gathering points both on and off the Enogex pipeline system and reselling to interstate pipelines, end-users or downstream purchasers both within and outside Oklahoma. Resources has placed primary emphasis on the purchase and sale of volumes of gas moving on the Enogex pipeline system in order to enhance utilization of pipeline capacity. During 1997, Resources sold approximately 223 billion BTUs of natural gas per day, of which about 81 percent moved on the Enogex pipeline system.

         Resources purchases and sells gas under long-term contracts, as well as in the "spot" market. In response to changes currently taking place in the gas industry, Resources has been de-emphasizing its short-term markets, and an increasing proportion of its revenues are earned pursuant to long-term sales contracts. However, short-term or "spot" sales of natural gas will continue to play a critical role in overall strategy because they provide an important source of market intelligence, while serving a portfolio balancing function. Price risk on extended term gas purchase or sales contracts entered into by Resources is hedged on the NYMEX futures exchange as a matter of corporate policy. Commencing in 1995, Resources began serving Products by purchasing and marketing the natural gas liquids produced by Products. In addition, Resources also markets natural gas developed by Exploration when volumes are sufficiently concentrated to justify Resources marketing these volumes directly instead of through the property operator. Other services to be provided include energy forward price evaluations, centralized corporate risk management, and gas and electric marketing to large end-users.

         Enogex Inc. is committed to continue the activities of Resources in order to increase the amount of natural gas transported through the pipeline and the amount of natural gas processed by Products.

         In its marketing and transportation services for third parties, Enogex Inc. and Resources encounter competition from other natural gas transporters and marketers and from other available alternative energy sources. The effect of competition from alternative energy sources is dependent upon the availability and cost of competing supply sources. Resources competes with all major suppliers of natural gas and natural gas liquids in the geographic markets they serve. For natural gas, those geographic markets are primarily the areas served by pipelines with which Enogex is interconnected. Although the price of the gas is an important factor to a buyer of natural gas from Resources, the primary factor is the total cost (including transportation fees) that the buyer must pay. Natural gas transported for Resources by Enogex Inc. is billed at the same rate Enogex Inc. charges for comparable third-party transportation.

         The activities of Resources and its subsidiaries were recently expanded in early 1998 to include the marketing of electricity. As stated previously, OERI (a subsidiary of Resources) is a power marketer that received market-based rate authority in 1997 from the FERC. See "Electric Operations - Regulation and Rates".

         Development and Production. Exploration was formed in 1988 primarily to
         --------------------------
engage in the development and production of oil and natural gas. Exploration has focused its drilling activity in the Antrim Devonian shale trend in the state of Michigan and also has interests in Oklahoma, Utah, Texas, Indiana, Mississippi and Louisiana. As of December 31, 1997, Exploration had interest in 510 active wells. Exploration's estimated proved reserves were 89,408 Mmcfe. The standardized measure of discounted future net cash flow with related Section 29 tax credits of Exploration's proved reserves was $60.1 million at December 31, 1997.


                                     ORIGEN


         The Company's newest wholly-owned non-regulated subsidiary, Origen is currently involved in the development of energy related products and services. At December 31, 1997, Origen's primary business unit was Geothermal Design and Engineering, Inc. ("GD&E"). GD&E is engaged in the design and engineering of geothermal heating and cooling systems.

         GD&E was incorporated in April 1997 and immediately began developing the geothermal market for HVAC/R. GD&E is a licensed consulting engineering firm that specializes in design and project management of comprehensive geothermal HVAC/R systems, loop field design and building controls automation. GD&E is licensed in four states and has submitted applications to nine others. GD&E is a nationally recognized geothermal design and engineering company with thousands of tons of geothermal systems installed. Systems designed by GD&E carry a system's performance guarantee. The performance guarantee states that GD&E will warrant the system to perform within 5 percent of the design criteria in terms of comfort, operating efficiencies (energy and demand) and maintenance reliability. No other design-build company or engineering firm will offer this guarantee to an owner. Developing the market has been the main goal for GD&E during the first year. GD&E is working closely with several government agencies and national associations such as the Dept. of Energy, Oklahoma State University, International Ground Source Heat Pump Association, EPRI, Geothermal Heat Pump Consortium and several others to promote the development of this market. GD&E is also combining efforts with several utilities from across the country to establish the geothermal market. GD&E was named a Certified Energy Savings Performance Contractor for all civilian federal facilities. This award came from the Department of Energy and was only given to a select few outstanding candidates. The award enables GD&E to contract directly with federal facilities for new or retrofitted HVAC/R systems.

         Origen did not contribute to earnings in 1997, however, the first year results were better than anticipated. The Company anticipates that Origen will contribute to earnings in 1998.


                            FINANCE AND CONSTRUCTION


         The Company generally meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1997 and 1996, which enabled the Company to internally generate the required funds to satisfy construction expenditures during these years.

         Management expects that internally generated funds will be adequate over the next three years to meet the Company's anticipated construction expenditures. The primary capital requirements for 1998 through 2000 are estimated as follows:

(dollars in millions)                          1998          1999           2000
--------------------------------------------------------------------------------
Electric utility construction
  expenditures including AFUDC............   $108.0        $100.0         $100.0

Non-utility construction expenditures
  and pending acquisitions................    192.0          10.0           10.0

Maturities of long-term debt and
  sinking fund requirement................     25.0          12.5          167.0
--------------------------------------------------------------------------------
    Total.................................   $325.0        $122.5         $277.0
================================================================================

         The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities in both its electric and non-utility businesses to fund pending acquisitions (including any related capital expenditures), and to some extent, for satisfying maturing debt and sinking fund obligations. Approximately $.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations. OG&E's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Electric Operations - Rate Structure, Load Growth and Related Matters."

         OG&E intends to meet its customers' increased electricity needs during the foreseeable future primarily by maintaining the reliability and increasing the utilization of existing capacity. OG&E's current resource strategy includes the reactivation of existing plants and the addition of peaking resources. OG&E does not anticipate the need for another base-load plant in the foreseeable future.

         The ability of the Company and its subsidiaries to sell additional securities on satisfactory terms to meet its capital needs is dependent upon numerous factors, including general market conditions for utility securities, which will impact OG&E's ability to meet earnings tests for the issuance of additional first mortgage bonds and preferred stock. Based on earnings for the twelve months ended December 31, 1997, and assuming an annual interest rate of
7.6 percent, OG&E could issue more than $1.0 billion in principal amount of additional first mortgage bonds under the earnings test contained in OG&E's Trust Indenture (assuming adequate property additions were available). Under the earnings test contained in OG&E's Restated Certificate of Incorporation and assuming none of the foregoing first mortgage bonds are issued, more than $.9 billion of additional preferred stock at an assumed annual dividend rate of 6.8 percent could be issued as of December 31, 1997. As explained below, OG&E's Trust Indenture is expected to be discharged and no longer in effect in April 1998.

         The Company will continue to use short-term borrowings to meet temporary cash requirements. OG&E has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The maximum amount of outstanding short-term borrowings during 1997 was $129.3 million.

         In October 1995, OG&E changed its primary method of long-term debt financing from issuing first mortgage bonds under its First Mortgage Bond Trust Indenture to issuing Senior Notes under a new Indenture (the "Senior Note Indenture"). Each series of Senior Notes issued under the Senior Note Indenture was secured in essence by a series of first mortgage bonds (the "Back-up First Mortgage Bonds"), subject to the condition that, upon retirement or redemption of all first mortgage bonds issued prior to October 1995 (the "Prior First
Mortgage Bonds"), each series of Back-up First Mortgage Bonds would automatically be canceled. In April 1998, all of the Prior First Mortgage Bonds will have been redeemed or retired with the result that no first mortgage bonds will remain outstanding. At that time, OG&E will cancel its First Mortgage Bond Trust Indenture and cause the related first mortgage lien currently on substantially all of its properties to be discharged and released. OG&E expects to have more flexibility in future financings under its Senior Note Indenture than existed under the First Mortgage Bond Trust Indenture.

         In accordance with the requirements of the PURPA (see "Electric Operations - Regulation and Rates - National Energy Legislation"), OG&E is obligated to purchase 110 megawatts of capacity annually from Smith Cogeneration, Inc. and 320 megawatts annually from Applied Energy Services, Inc., another qualified cogeneration facility. In 1986, a contract was signed with Sparks Regional Medical Center to purchase energy not needed by the hospital from its nominal seven megawatt cogeneration facility. In 1987, OG&E signed a contract to purchase up to 110 megawatts of capacity from MCPC. This obligation to purchase capacity began in 1998, but OG&E has no obligation to purchase energy. The Company is seeking to obtain ownership of this cogeneration facility and, as part of the transaction, to amend the existing power purchase agreement. See "Regulation and Rates".

         The Company's financial results continue to depend to a large extent upon the tariffs OG&E charges customers and the actions of the regulatory bodies that set those tariffs, the amount of energy used by OG&E's customers, the cost and availability of external financing and the cost of conforming to government regulations.


                              ENVIRONMENTAL MATTERS


         The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $43.0 million during 1998, compared to approximately $49.1 million utilized in 1997. Approximately $.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

         As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), OG&E has completed installation and certification of all required continuous emissions monitors ("CEMs") at its generating stations. OG&E submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect OG&E beginning in the year 2000. Based on current information, OG&E believes it can meet the SO2 limits without additional capital expenditures. In 1997 OG&E emitted 61,475 tons of SO2.

         With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAAA, OG&E committed to meeting a 0.45 lbs/mm Btu NOx emission level in 1997. As a result, OG&E was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. OG&E's average NOx emissions for 1997 was 0.38 lbs/mm Btu.

         OG&E has submitted all of its required Title V permit applications. As a result of the Title V Program, OG&E paid approximately $.3 million in fees in 1997.

         Other potential air regulations have emerged that could impact OG&E. The Ozone Transport Assessment Group ("OTAG") studied long range transport of ozone and its precursors across a thirty-seven state area. The study was completed in 1997 but as a result of the efforts of OG&E and others, Oklahoma was exempted from any OTAG emission reduction requirements. If reductions had been required in Oklahoma, OG&E could have been forced to reduce its NOx emissions even further from the limits imposed by Title IV of the Act.

         EPA has finalized revisions to the ambient ozone and particulate standards. Based on historic data and EPA projections, Tulsa and Oklahoma counties would fail to meet the proposed standard for ozone. In addition, Muskogee, Kay, Tulsa and Comanche counties in Oklahoma would fail to meet the standard for particulate matter. If reductions are required in Muskogee, Kay and Oklahoma counties, significant capital expenditures could be required by OG&E.

         In December 1997, the United States agreed to a global treaty for the reduction of greenhouse gases that contribute to global warming. The U.S. committed to a 7 percent reduction from the 1990 levels. If the Senate ratifies the treaty, this reduction could have a significant impact on OG&E's use of coal as a boiler fuel. Based on current load and fuel budget projections, a 7 percent reduction of greenhouse gases would require OG&E to substantially increase gas burning in the year 2008 and to significantly reduce its use of coal as a boiler fuel. Since there are numerous issues which will affect how this reduction would be implemented, if at all, the cost to the Company to comply with this reduction cannot be established at this time, but is expected to be substantial.

         The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1997, the Company obtained refunds of approximately $.5 million from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.

         OG&E has made application for renewal of all of its National Pollutant Discharge Elimination system permits. OG&E has received two of the permits in final form and the others are pending regulatory action. It is anticipated, because of regulation changes, that all of the permits when finally issued will offer greater operational flexibility than those in the past.

         OG&E has requested from the State agency responsible for the development of Water Quality Standards removal of the agriculture beneficial use classification from one of its cooling water reservoirs. Without removal of this classification, the facility could be subjected to standards that will require costly treatment and/or facility reconfiguration. It is anticipated that the request for the removal of this classification will be successful.

         OG&E remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste. See "Item 3. Legal Proceedings".

         The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property will be discovered from time to time. One site identified as having been contaminated by historical operations was addressed during 1997. Remedial options based on the future use of this site are being pursued with appropriate regulatory agencies. The cost of these actions has not had and is not anticipated to have a material adverse impact on the Company's financial position or results of operations.


                                    EMPLOYEES


         The Company and its subsidiaries had 2,809 employees at December 31, 1997.

ITEM 2. PROPERTIES.
------------------

         OG&E owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,647 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in
Oklahoma:

                                                      Unit             Station
                                     Year          Capability        Capability
Station & Unit          Fuel       Installed       (Megawatts)       (Megawatts)
--------------          ----       ---------       -----------       -----------
Seminole     1          Gas          1971              549
             2          Gas          1973              507
             3          Gas          1975              500              1,556

Muskogee     3          Gas          1956              184
             4          Coal         1977              500
             5          Coal         1978              500
             6          Coal         1984              515              1,699

Sooner       1          Coal         1979              505
             2          Coal         1980              510              1,015

Horseshoe    6          Gas          1958              178
Lake         7          Gas          1963              238
             8          Gas          1969              404                820

Mustang      1          Gas          1950               58             Inactive
             2          Gas          1951               57             Inactive
             3          Gas          1955              122
             4          Gas          1959              260
             5          Gas          1971               64                446

Conoco       1          Gas          1991               26
             2          Gas          1991               26                 52

Arbuckle     1          Gas          1953               74             Inactive

Enid         1          Gas          1965               12
             2          Gas          1965               12
             3          Gas          1965               12
             4          Gas          1965               12                 48

Woodward     1          Gas          1963               11                 11
                                                                     -----------
Total Active Generating Capability (all stations)                       5,647
                                                                     ===========

                                       23

         At December 31, 1997, OG&E's transmission system included: (i) 65 substations with a total capacity of approximately 15.5 million kVA and approximately 4,003 structure miles of lines in Oklahoma; and (ii) six substations with a total capacity of approximately 1.9 million kVA and approximately 241 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 301 substations with a total capacity of approximately 4.1 million kVA, 19,896 structure miles of overhead lines, 1,585 miles of underground conduit and 6,502 miles of underground conductors in Oklahoma; and
(ii) 30 substations with a total capacity of approximately 617,500 kVA, 1,642 structure miles of overhead lines, 154 miles of underground conduit and 353 miles of underground conductors in Arkansas.

         Substantially all of OG&E's electric facilities are subject to a direct first mortgage lien under the Trust Indenture securing OG&E's first mortgage bonds. The Trust Indenture and related lien are expected to be discharged in April 1998.

         Enogex owns: (i) approximately 3,500 miles of natural gas pipeline extending from the Arkoma Basin in eastern Oklahoma to the Anadarko Basin in western Oklahoma; (ii) a natural gas processing plant near Calumet, Oklahoma, which has the capacity to process 250 Mmcf of natural gas per day; (iii) three other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 46 Mmcf of natural gas per day; and (iv) an 80 percent interest in the NuStar Joint Venture, whose assets include a 66.67 percent interest in the Benedum gas processing plant with an inlet capacity of 110 million cubic feet per day; a 100 percent interest in a second bypass plant with a capacity of 30 million cubic feet per day; 52 miles of natural gas liquid pipeline and over 200 miles of related gas gathering facilities located in Upton, Crockett, Reagan and neighboring counties in the Permian Basin in West Texas.

         During the three years ended December 31, 1997, the Company's gross property, plant and equipment additions approximated $463 million and gross retirements approximated $118 million. These additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 11.1 percent of total property, plant and equipment at December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

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

         On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended the Defendant's motion to dismiss or for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for OG&E. The United States District Judge accepted the recommendation of the Magistrate and granted the motion to dismiss or summary judgment. Plaintiffs have filed an appeal which is pending with the Tenth Circuit Court of Appeals.

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

         On February 15, 1996, OG&E elected to participate in the de minimis settlement of EPA's Administrative Order on Consent. This would limit OG&E's financial obligation and also would eliminate its involvement in the design and implementation of the site remedy. A third party is currently contesting OG&E's participation as a de minimis party. Regardless of the outcome of this issue, OG&E believes that its ultimate liability for this site will not be material primarily due to the limited volume of waste sent by OG&E to the site.

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

         OG&E filed an answer and counterclaim on November 7, 1996 asserting that Trigen made false claims, misrepresented facts, published false statements and other defamatory conduct which damaged OG&E, and asserting violation of the Oklahoma Deceptive Trade Practices Act. OG&E seeks punitive and actual damages. While OG&E cannot predict the outcome of this proceeding, OG&E believes that it will not have a material adverse effect on OG&E's consolidated financial position or results of operations.

         5. As previously reported, the State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63. On February 24, 1997, the taxpayers instituted litigation against OG&E and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by OG&E to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E's Motion for Summary Judgment was granted. Plaintiffs have appealed. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

         6. As reported, the City of Enid, Oklahoma ("Enid") through its City Council, notified OG&E of its intent to purchase OG&E's electric distribution facilities for Enid and to terminate OG&E's franchise to provide electricity within Enid as of June 26, 1998. On August 22, 1997, the City Council of Enid adopted Ordinance No. 97-30, which in essence granted OG&E a new 25-year franchise subject to approval of the electorate of Enid on November 18, 1997. In October 1997, eighteen residents of Enid filed a lawsuit against Enid, OG&E and others in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-829-01. Plaintiffs seek a declaration holding that (a) the Mayor of Enid and the City Council breached their fiduciary duty to the public and violated
Article 10, Section 17 of the Oklahoma Constitution by allegedly "gifting" to OG&E the option to acquire OG&E's electric system when the City Council approved the new franchise by Ordinance No. 97-30; (b) the subsequent approval of the new franchise by the electorate of the City of Enid at the November 18, 1997, franchise election cannot cure the alleged breach of fiduciary duty or the alleged constitutional violation; (c) violations of the Oklahoma Open Meetings Act occurred and that such violations render the resolution approving Ordinance No. 97-30 invalid; (d) OG&E's support of the Enid Citizens' Against the Government Takeover was improper; (e) OG&E has violated the favored nations clause of the existing franchise; and (f) the City of Enid and OG&E have violated the competitive bidding requirements found at 11 O.S.35-201, ET SEQ. Plaintiffs seek money damages against the Defendants under 62 O.S. 372 and 373. Plaintiffs allege that the action of the City Council in approving the proposed franchise allowed the option to purchase OG&E's property to be transferred to OG&E for inadequate consideration. Plaintiffs demand judgment for treble the value of the property allegedly wrongfully transferred to OG&E. On October 28, 1997, another resident filed a similar lawsuit against OG&E, Enid and the Garfield County Election Board in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-852-01. However, Case No. CJ-97-852-01 was dismissed without prejudice in December 1997. On December 8, 1997, OG&E filed a Motion to Dismiss Case No. CJ-97-829-01 for failure to state claims upon which relief may be granted. This motion is currently pending. While the Company cannot predict the precise outcome of this proceeding, the Company believes at the present time that this lawsuit is without merit and intends to vigorously defend this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------
         None

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------
         The following persons were Executive Officers of the Registrant as of March 15, 1998:

      Name                    Age                         Title
---------------------         ---         --------------------------------------
Steven E. Moore               51          Chairman of the Board, President
                                            and Chief Executive Officer

Al M. Strecker                54          Senior Vice President

Michael G. Davis              48          Vice President

James R. Hatfield             40          Vice President and Treasurer

Irma B. Elliott               59          Vice President and
                                            Corporate Secretary

Melvin D. Bowen, Jr.          56          Vice President - Power Delivery - OG&E

Jack T. Coffman               54          Vice President - Power Supply - OG&E

Donald R. Rowlett             40          Controller Corporate Accounting - OG&E

Don L. Young                  57          Controller Corporate Audits - OG&E

         No family relationship exists between any of the Executive Officers of the Registrant. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 21, 1998.

         Messrs. Moore, Strecker, Davis, Hatfield and Ms. Elliott were named to the position shown above following the corporate reorganization effective December 31, 1996, pursuant to which the Registrant became the holding company parent of OG&E. Such persons are also officers of OG&E.

         The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

         Name                                Business Experience
--------------------         ---------------------------------------------------
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


Al M. Strecker               1996-Present:        Senior Vice President
                             1994-Present:        Senior Vice President -
                                                    Finance and
                                                    Administration - OG&E
                             1992-1994:           Vice President and
                                                    Treasurer - OG&E


Michael G. Davis             1996-Present:        Vice President
                             1994-Present:        Vice President   -
                                                    Marketing and Customer
                                                    Services - OG&E
                             1992-1994:           Director - Marketing
                                                    Division - OG&E
                             1992:                Manager - Industrial
                                                    Services - OG&E

                                       29


         Name                                Business Experience
--------------------         ---------------------------------------------------
James R. Hatfield            1997-Present:        Vice President and Treasurer
                             1997-Present:        Vice President and
                                                    Treasurer - OG&E
                             1994-1997:           Treasurer - OG&E
                             1994:                Vice President - Investor
                                                    Relations & Corporate
                                                    Secretary - Aquila Gas
                                                    Pipeline Corporation
                                                    (an intrastate gas
                                                    pipeline subsidiary of
                                                    UtiliCorp United Inc.)
                             1992-1993:           Assistant Treasurer -
                                                    UtiliCorp United Inc.
                                                    (an electric and
                                                    natural gas utility
                                                    company)


Irma B. Elliott              1996-Present:        Vice President and
                                                    Corporate Secretary
                             1996-Present:        Vice President and
                                                    Corporate Secretary -
                                                    OG&E
                             1992-1996:           Corporate Secretary - OG&E


Melvin D. Bowen, Jr.         1994-Present:        Vice President -
                                                    Power Delivery - OG&E
                             1992-1994:           Metro Region
                                                    Superintendent - OG&E


Jack T. Coffman              1994-Present:        Vice President -
                                                    Power Supply - OG&E
                             1992-1994:           Manager - Generation
                                                    Services - OG&E

         Name                                Business Experience
--------------------         ---------------------------------------------------
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


Don L. Young                 1996-Present:        Controller Corporate
                                                    Audits - OG&E
                             1992-1996:           Controller - OG&E

                                       31

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
-------------------

         The Company's Common Stock is listed for trading on the New York and Pacific Stock Exchanges under the ticker symbol "OGE." Quotes may be obtained in daily newspapers where the common stock is listed as "OGE Engy" in the New York Stock Exchange listing table. The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock
                                     -----------------------
Exchange Composite Transactions, and dividends paid for the periods shown.

                             1997                                 1996

                  --------------------------------------------------------------
                  DIVIDEND                        Dividend
                    PAID      HIGH     LOW          Paid          High     Low
                  --------------------------------------------------------------
First Quarter     $0.66 1/2   $43      $40 1/2    $0.66 1/2     $43 5/8  $38 7/8

Second Quarter     0.66 1/2    45 7/8   40 5/8     0.66 1/2      40 1/8   36 7/8

Third Quarter      0.66 1/2    47 1/4   44         0.66 1/2      41 7/8   38 1/8

Fourth Quarter     0.66 1/2    54 3/4   46 5/16    0.66 1/2      41 7/8   38 1/8

         The number of record holders of Common Stock at December 31, 1997, was 41,893. The book value of the Company's Common Stock at December 31, 1997, was $24.39.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

                                 HISTORICAL DATA


                                        1997           1996           1995           1994           1993
                                     -----------------------------------------------------------------------
SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT
   FOR PER SHARE DATA)
  Operating revenues..............   $1,472,307     $1,387,435     $1,302,037     $1,355,168     $1,447,252
  Operating expenses..............    1,278,309      1,186,216      1,099,890      1,154,702      1,252,009
                                     -----------    -----------    -----------    -----------    -----------
  Operating income................      193,998        201,219        202,147        200,466        195,153
  Other income and deductions.....        5,047             97            800         (2,167)        (1,301)
  Interest charges................       66,495         67,984         77,691         74,514         79,575
                                     -----------    -----------    -----------    -----------    -----------
  Net income......................      132,550        133,332        125,256        123,785        114,277
  Preferred dividend
   requirements...................        2,285          2,302          2,316          2,317          2,317
  Earnings available for
   common.........................   $  130,265     $  131,030     $  122,940     $  121,468     $  111,960
                                     ===========    ===========    ===========    ===========    ===========
  Long-term debt..................   $  841,924     $  829,281     $  843,862     $  730,567     $  838,660
  Total assets....................   $2,765,865     $2,762,355     $2,754,871     $2,782,629     $2,731,424
  Earnings per average common
   share..........................   $     3.23     $     3.25     $     3.05     $     3.01     $     2.78

CAPITALIZATION RATIOS
  Common equity...................        52.50%         52.26%         51.19%         54.13%         50.51%
  Cumulative preferred stock......         2.63%          2.68%          2.73%          2.94%          2.78%
  Long-term debt..................        44.87%         45.06%         46.08%         42.93%         46.71%

INTEREST COVERAGES
  Before federal income taxes
   (including AFUDC)..............         4.11X          4.07X          3.48X          3.59X          3.32X
   (excluding AFUDC)..............         4.10X          4.06X          3.46X          3.58X          3.32X
  After federal income taxes
   (including AFUDC)..............         2.98X          2.94X          2.59X          2.64X          2.43X
   (excluding AFUDC)..............         2.97X          2.93X          2.57X          2.62X          2.42X

                                       33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS.
--------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

                                                                                           Percent Change
                                                                                           From Prior Year
                                                                                           ---------------
(THOUSANDS EXCEPT PER SHARE AMOUNTS)                 1997          1996          1995       1997     1996
----------------------------------------------------------------------------------------------------------
Operating revenues............................    $1,472,307    $1,387,435    $1,302,037     6.1      6.6

Earnings available for common stock...........    $  130,265    $  131,030    $  122,940    (0.6)     6.6

Average shares outstanding....................        40,373        40,367        40,356     ---      ---

Earnings per average common share.............    $     3.23    $     3.25    $     3.05    (0.6)     6.6

Dividends paid per share......................    $     2.66    $     2.66    $     2.66     ---      ---

==========================================================================================================

         The following discussion and analysis presents factors which had a material effect on the operations and financial position of OGE Energy Corp. (the "Company") and its subsidiaries: Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and its subsidiaries ("Enogex") and Origen Inc. and its subsidiaries ("Origen") during the last three years and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

         The Company became the parent company of OG&E and OG&E's former subsidiary, Enogex, on December 31, 1996, in a corporate reorganization whereby all common stock of OG&E was exchanged on a share-for-share basis for common stock of the Company. Prior to December 31, 1996, the Company had no operations and the financial results discussed herein for 1995 and 1996 essentially represent the consolidated statements of OG&E; and comparisons to prior year results represent comparisons to the consolidated results of OG&E. Under this corporate structure, the Company serves as the parent holding company to OG&E, Enogex, Origen and any other companies that may be formed within the organization in the future. This holding company structure is intended to provide greater flexibility, allowing the Company to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from its non-utility businesses. Because OG&E is the Company's principal subsidiary, the Company's financial results and condition are substantially dependent at this time on the financial results and condition of OG&E.

         Earnings for 1997 decreased 0.6 percent from $3.25 per share in 1996 to $3.23 per share in 1997. The decrease is primarily the result of the $45 million annual reduction in OG&E's electric rates that became effective in March 1997, slightly lower earnings by Enogex and a loss by Origen, the Company's new non-regulated subsidiary, during its first year of operation. The decrease in earnings was partially offset by the Generation Efficiency Performance Rider ("GEP Rider"), continued customer growth in the OG&E service area and lower interest costs. The GEP Rider allows OG&E to retain part of the fuel savings achieved through cost efficiencies and is discussed in more detail below. The 1996 increase from $3.05 per share to $3.25 per share resulted primarily from customer growth in the OG&E service area, lower interest costs and increased earnings by Enogex.

         The dividend payout ratio (expressed as a percentage of earnings available for common) remained at 82 percent in 1997. The Company's long-term goal is to achieve a dividend payout ratio of 75 percent based on long-term earnings expectations.

         The Company's regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by June 30, 2002. The Arkansas Public Service Commission ("APSC") recently initiated proceedings to consider the implementation of a competitive retail market in Arkansas. These developments are described in more detail below under "Regulation; Competition."

         In 1996, the Company decided upon an enterprise-wide software future for its businesses. Enterprise software is a corporate software system designed to handle most of the Company's information processing needs and to improve work processes throughout the Company. The enterprise software system was successfully implemented throughout the Company on January 1, 1997 and is expected to significantly enhance the Company's abilities in the more competitive years ahead.

         In May 1997, Enogex acquired an 80 percent interest in the NuStar Joint Venture for approximately $26 million. The assets of the joint venture include a two-thirds interest in a gas processing plant, a 100 percent interest in a gas bypass plant, approximately 50 miles of natural gas liquid pipeline and approximately 200 miles of related gas gathering facilities in West Texas.

         In January 1998, the Company, through various subsidiaries, agreed to acquire interests in two natural gas pipelines, NOARK Pipeline Systems, L.P., and Ozark Pipeline. In January 1998, the Company also agreed to acquire an existing cogeneration facility in Pryor, Oklahoma. These transactions, which are described in detail below under "Future Capital Requirements", are contingent on various regulatory approvals and, assuming such approvals are obtained, are expected to enhance the Company's results in the years ahead.

         Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions; and the other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUES

                                                                                               Percent Change
                                                                                               From Prior Year
                                                                                               ----------------
 (THOUSANDS)                                          1997           1996           1995        1997      1996
---------------------------------------------------------------------------------------------------------------
Sales of electricity to OG&E customers........    $ 1,168,663    $ 1,172,740    $ 1,133,283     (0.3)      3.5

Sales of electricity to other utilities.......         23,027         27,597         35,004    (16.6)    (21.2)

Enogex........................................        280,272        187,098        133,750     49.8      39.9

Origen........................................            345            ---            ---      ---       ---
--------------------------------------------------------------------------------------------
  Total operating revenues....................    $ 1,472,307    $ 1,387,435    $ 1,302,037      6.1       6.6
===============================================================================================================

System kilowatt-hour sales....................     22,182,992     21,540,670     20,828,415      3.0       3.4

Kilowatt-hour sales to other utilities........      1,201,933      1,475,449      1,851,839    (18.5)    (20.3)
--------------------------------------------------------------------------------------------
  Total kilowatt-hour sales...................     23,384,925     23,016,119     22,680,254      1.6       1.5
===============================================================================================================

         In 1997, approximately 81 percent of the Company's revenues consisted of regulated sales of electricity as a public utility, while the remaining 19 percent was provided by the non-utility operations of Enogex and Origen. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), buying and selling natural gas to third parties ("gas marketing"), selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas exploration and production activities. Origen's primary operations consist of geothermal systems design and engineering and the development of new products. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. The commissions also have the authority to examine the appropriateness of OG&E's recovery from its customers of fuel costs, which include the transportation fees that OG&E pays Enogex for transporting natural gas to OG&E's generating units. See "Regulation; Competition" and Note 10 of Notes to Consolidated Financial Statements for a discussion of the impact of the Oklahoma Corporation Commission ("OCC") February 11, 1997, rate order on these transportation fees.

         Operating revenues increased $84.9 million or 6.1 percent during 1997, primarily due to a significant increase in revenue from Enogex. In 1997, Enogex revenues increased $93.2 million or 49.8 percent, primarily as a result of significant increases in the volume of natural gas sold through its gas marketing activities ($82.4 million), and of natural gas liquids processed and sold ($7.2 million), mainly due to the acquisition of NuStar Joint Venture in May 1997, with a modest increase in prices for natural gas.

         The increased revenues from Enogex were partially offset by decreased revenues at OG&E. Decreased revenues at OG&E were primarily attributable to the rate reduction in March 1997, and milder weather in the first and second quarters of 1997, partially offset by continued customer growth, the effect of the GEP Rider and warmer weather in the third quarter of 1997.

         On February 11, 1997, the OCC issued an order (the "Order") that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. This $50 million rate reduction is in addition to the $15 million rate reduction that was effective January 1, 1995 and that related to OG&E's workforce reduction in 1994. The Order also directed OG&E to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins.

         On June 18, 1997, OG&E filed documents with the OCC relating to the GEP Rider, pursuant to the Order. The GEP Rider is designed so that when OG&E's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, OG&E is allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel is less than 96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeds
103.739 percent of the stated average, OG&E will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers.

         The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the Federal Energy Regulatory Commission ("FERC"). The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1997, the GEP Rider increased revenues by approximately $18.0 million, or approximately $0.28 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

         During 1996, operating revenues increased $85.4 million or 6.6 percent, primarily due to continued growth in kilowatt-hour sales to OG&E customers
("system sales") ($14.0 million) and a significant increase in revenue from Enogex businesses. In 1996, Enogex revenues increased 39.9 percent. This increase was primarily attributable to increased gas marketing sales ($26.1 million), increased petroleum product sales ($13.9 million), increased oil and gas development and production activities ($6.9 million) and increased third party gas transportation services ($6.5 million).

EXPENSES AND OTHER ITEMS

                                                                                            Percent Change
                                                                                            From Prior Year

 (DOLLARS IN THOUSANDS)                               1997          1996          1995       1997     1996
-----------------------------------------------------------------------------------------------------------
Fuel .........................................    $  277,806    $  279,083    $  260,443     (0.5)     7.2

Purchased power...............................       222,464       222,070       216,598      0.2      2.5

Gas purchased for resale (Enogex).............       201,461       117,343        87,293     71.7     34.4

Other operation and maintenance...............       311,337       307,154       290,824      1.4      5.6

Depreciation and Amortization.................       142,632       136,140       132,135      4.8      3.0

Taxes.........................................       122,609       124,426       112,597     (1.5)    10.5
-----------------------------------------------------------------------------------------

  Total operating expenses....................    $1,278,309    $1,186,216    $1,099,890      7.8      7.8
===========================================================================================================

         Total operating expenses increased $92.1 million or 7.8 percent in 1997, primarily due to increases at Enogex in quantities and prices of gas purchased for resale and other operation and maintenance costs.

         Enogex's gas purchased for resale pursuant to its gas marketing operations increased $84.1 million or 71.7 percent for 1997 compared to an increase of $30.0 million or 34.4 percent for 1996. The 1997 increase was due to a significant increase in sales volumes (29,236 Bbtu or 53.7 percent) and a modest increase in purchase prices of approximately 15 percent, while the 1996 increase resulted from increased sales volumes and significantly higher purchase prices.

         OG&E's generating capability is evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. In 1997, despite a slight increase in kwh sales, fuel costs decreased $1.3 million or 0.5 percent primarily due to an increase in the percentage of coal-fired generation relative to total generation. During 1996, fuel costs increased $18.6 million or 7.2 percent because of increased generation of electricity resulting from continued customer growth and favorable weather conditions in the electric service area.

         Other operation and maintenance expenses increased $4.2 million in 1997 primarily because of increased costs associated with expansion activities at Enogex and Origen ($5.3 million). These increases were partially offset by the higher costs associated with the development of the enterprise-wide software in 1996 and the completion in February 1997 of the amortization of the $48.9 million regulatory asset established in connection with OG&E's 1994 workforce reduction. Other operation and maintenance increased $16.3 million in 1996 primarily due to the new enterprise-wide software information processing system ($6.9 million), increased pension expense ($1.7 million), and increased pipeline operating and maintenance associated with increased gas gathering and sales by Enogex ($3.7 million).

         In 1997, taxes had a net decrease of $1.8 million or 1.5 percent primarily due to slightly lower pre-tax income and normally occurring temporary differences. Income taxes increased in 1996 primarily due to a decrease in tax credits earned and higher pre-tax earnings.

         Purchased power costs were $222.5 million in 1997, remaining relatively constant compared to the $222.1 million in 1996. Purchased power costs increased $5.5 million or 2.5 percent in 1996 primarily due to the availability of larger quantities of economically-priced energy from other utilities. As required by the Public Utility Regulatory Policy Act ("PURPA"), OG&E is currently purchasing power from qualified cogeneration facilities. As discussed below, OG&E recently took action to restructure one of its cogeneration contracts. See related discussion of purchased power in Note 9 of Notes to Consolidated Financial Statements.

         Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. In addition to the February 11, 1997, OCC order, the APSC issued an order in July 1996 requiring, among other things, a $4.5 million refund; and the OCC issued an order in February 1994 requiring, among other things, a $41.3 million refund relating to the fees OG&E paid Enogex. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the July 1996 and February 1994 orders.

         OG&E has initiated numerous other ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: 1) utilizing a natural gas storage facility; 2) spot market purchases of coal; 3) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and 4) a heat-rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps OG&E remain competitive, which in turn helps OG&E's electric customers remain competitive in a global economy.

         The increases in depreciation and amortization for 1997 and 1996 reflect higher levels of depreciable plant.

         The decrease in interest expense for 1997 was attributable to OG&E retiring $15 million of 5.125 percent First Mortgage Bonds in January 1997, the successful refinancing of $336 million of short-term and long-term debt by OG&E and Enogex in 1997, and a lower average daily balance in short-term debt. The decrease in interest expense for 1996 was primarily attributable to the successful refinancing of approximately $396 million of short-term and long-term debt in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The primary capital requirements for 1997 and as estimated for 1998 through 2000 are as follows:

 (DOLLARS IN MILLIONS)                        1997      1998      1999      2000
--------------------------------------------------------------------------------
Electric utility construction
     expenditures including AFUDC........   $100.1    $108.0    $100.0    $100.0

Non-utility construction expenditures
     and pending acquisitions............     63.5     192.0      10.0      10.0

Maturities of long-term debt and
     sinking fund requirements...........     15.0      25.0      12.5     167.0
--------------------------------------------------------------------------------
         Total...........................   $178.6    $325.0    $122.5    $277.0
================================================================================

         The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in both its electric and non-utility businesses, to expand its non-utility businesses and to some extent, for satisfying maturing debt and sinking fund obligations. The Company generally meets its cash needs through a combination of internally generated funds, short-term borrowings and permanent financing.

1997 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

         Capital requirements were $163.6 million in 1997. Approximately $1.1 million of the 1997 capital requirements were to comply with environmental regulations. This compares to capital requirements of $150 million in 1996, of which $1.3 million was to comply with environmental regulations.

         During 1997, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1997 as internally generated funds and medium-term notes issued by Enogex provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in OG&E's service territory, which has a direct effect on sales of electricity.

         Short-term borrowings were used during 1997 to meet temporary cash requirements. At December 31, 1997, the Company had outstanding short-term borrowings of $1.0 million.

         In March 1997, the Company made a $17 million capital contribution to Enogex reflecting the Company's commitment to maintaining Enogex's strong credit rating and financial health. In April 1997, the Company made a $5 million initial capital contribution to Origen.

         In July 1997, OG&E issued $250 million of long-term debt with $125 million at 6.50 percent due July 15, 2017, and $125 million at 6.65 percent due July 15, 2027. The proceeds from the sale of this new debt were applied to the redemption on August 21, 1997, of: $75 million principal amount of OG&E's 8.375 percent First Mortgage Bonds due January 1, 2007; $100 million principal amount of OG&E's 8.25 percent First Mortgage Bonds due August 15, 2016; and $75 million principal amount of OG&E's 8.875 percent First Mortgage Bonds due December 1, 2020; all at the stated principal amount, plus the applicable redemption premiums and accrued interest to the redemption date. In July 1997, OG&E also refinanced its obligations with respect to $56 million of 7 percent Pollution Control Revenue Bonds due March 1, 2017, through the issuance of a new series due June 1, 2027, and bearing interest at a variable rate. The annualized interest rate on these bonds from their date of issuance through December 31, 1997, was approximately 4.4 percent.

         Effective March 31, 1997, Enogex disposed of its 80 percent interest in Centoma Gas Systems, Inc. for $3.2 million, which approximated the net book value of Enogex's share of Centoma's assets at December 31, 1996. Enogex purchased its interest in Centoma in 1994 for approximately $6.5 million. In addition, during the third quarter of 1997, Enogex recognized a $2.5 million pre-tax gain on the sale of underutilized assets.

         As discussed previously, in May 1997, Enogex acquired an 80 percent interest in the NuStar Joint Venture for approximately $26 million. Enogex financed this acquisition with borrowings from the Company and in July 1997, issued $30 million of medium-term notes at 6.79 percent, due July 23, 2004, to repay the amounts borrowed from the Company.

         In February 1997, OG&E filed a registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, OG&E may issue all or part of the $50 million of grantor trust preferred stock.

         In January 1998, all outstanding shares of OG&E's cumulative preferred stock were redeemed. In February 1998, OG&E filed a registration statement for up to $112.5 million of senior notes. Assuming favorable market conditions, OG&E may issue all or part of these senior notes to refinance first mortgage bonds.

FUTURE CAPITAL REQUIREMENTS

         The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of OG&E's electric utility customers during the balance of the century, OG&E will concentrate on maintaining the reliability, increasing the utilization of existing capacity and increasing demand-side management efforts. Approximately $.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations.

         Future financing requirements may be dependent, to varying degrees, upon numerous factors such as general economic conditions, abnormal weather, load growth, acquisitions of other businesses, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

         In January 1998, Enogex, through a newly-formed subsidiary, Enogex Arkansas Pipeline Corp. ("EAPC") agreed to acquire interests in two natural gas pipelines, NOARK Pipeline System, L.P. ("NOARK") and Ozark Pipeline ("Ozark"), for approximately $30 million and $55 million, respectively. The NOARK line is a 302 mile intra-state pipeline system that extends from near Fort Chafee, Arkansas to near Paragould, Arkansas. Current throughput capacity on the NOARK line is approximately 130 million cubic feet per day. The Ozark line is a 437 mile interstate pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. Current throughput capacity on the Ozark line is approximately 170 million cubic feet per day. The transactions are subject to certain regulatory approvals, including that of the FERC.

         Following regulatory approvals, EAPC will contribute Ozark to the NOARK partnership and the two pipelines will be integrated into a single, interstate transmission system at an estimated additional cost of $15 million. After the integration, which is to be funded by EAPC, EAPC will own a 75 percent interest in the NOARK partnership and Southwestern Energy Pipeline Co. will retain its 25 percent interest in the partnership. If the necessary regulatory approvals are obtained, Enogex expects to fund these acquisitions through the issuance of medium-term notes.

         In January 1998, OG&E filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under the PURPA, OG&E was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required OG&E to purchase 110 megawatts of peaking capacity from the plant for 10 years beginning in 1998 -- whether the capacity was needed or not. As part of this transaction, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant, for approximately $25 million. Completion of the transaction is subject to receipt of numerous regulatory approvals in addition to the OCC, including the FERC and the APSC. Assuming the transaction is approved by the necessary regulatory agencies and the transaction is completed, the term of the existing cogeneration contract will be reduced by four and one-half years, which should reduce the amounts to be paid by OG&E, and should provide savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Funding for the $25 million purchase price is expected to be provided by internally generated funds and short-term borrowings.

FUTURE SOURCES OF FINANCING

         Management expects that internally generated funds will be adequate over the next three years to meet anticipated construction expenditures, while maturities of long-term debt will require permanent financing, the amount and type dependent on market conditions at the time. Short-term borrowings will continue to be used to meet temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The Company has in place a line of credit for up to $160 million which expires December 6, 2000.

         The Company continues to evaluate opportunities to enhance shareowner returns and achieve long-term financial objectives through acquisitions of non-utility businesses. Permanent financing could be required for such acquisitions.

THE YEAR 2000 ISSUE

         Many computer systems and applications currently use two-digit date fields to designate a year. As the year 2000 approaches , date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers and suppliers to process critical financial and operational information incorrectly if they are not Year 2000 compliant.

         The Company is aggressively addressing the century date-change issues. This is reflected by the January 1, 1997, implementation throughout the Company of the enterprise-wide software system which is Year 2000 compliant. As a result of the enterprise-wide software installation, the Company was able to significantly reduce the potential risks of its older computer systems, because many programs were replaced by the new software which is Year 2000 compliant. As part of the Company's lease agreement for personal computers, all new personal computers are being issued with operating systems that are Year 2000 compliant. All existing personal computers will be upgraded with Year 2000 compliant operating systems before the turn of the century. In addition, the Company has formed a multifunctional team of experienced and knowledgeable Company members from each business unit to review and test the operational systems in an effort to further eliminate any potential problems should they exist. Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications at the Company's suppliers and customers. The Company intends to determine the status of its significant customers and suppliers in becoming Year 2000 compliant. There can be no assurance that the Company's operations will not be adversely affected by Year 2000 problems of its customers and suppliers. At this time, the Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of Year 2000 issues with its suppliers and customers.

         Other than costs incurred to implement the enterprise-wide software system and the replacement of personal computers, both of which were part of the normal budgeting process and would have occurred regardless of the Year 2000 issues, the Company has not incurred any incremental costs associated with Year 2000. At this time, the Company currently anticipates incurring less than $2.0 million for future Year 2000 compliance expenses. Anticipated spending for any such modifications will be expensed as incurred and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         It is the Company's goal to minimize the impact the turn of the century
date-change   will  have  for  its   shareowners,   customers   and   employees.

CONTINGENCIES

         The Company through its subsidiaries is defending various claims and legal actions, including environmental actions, which are common to its operations. As to environmental matters, OG&E has been designated as a "potentially responsible party" ("PRP") with respect to two waste disposal sites to which OG&E sent materials. Remediation of one of these sites has been completed. OG&E's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by the Environmental Protection Agency ("EPA"), which is being contested by one party. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, OG&E's ultimate liability for these sites will not be material.

         The Company has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). OG&E also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulfur dioxide emission requirements will affect OG&E beginning in the year 2000. OG&E believes it can meet these sulfur dioxide limits without additional capital expenditures. With respect to nitrogen oxide limits, OG&E is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008. OG&E is continuing to monitor regulatory proposals including nitrogen oxide regulations proposed by the EPA in October 1997. These regulations address long-range ozone transport from Midwest emissions sources that allegedly contribute to ozone problems in the Northeast. As proposed, such regulations would not apply to OG&E, but if these or similar regulations were to be adopted and applied to OG&E, OG&E could be required to incur significant capital expenditures and significantly increased operation and maintenance costs.

         The Oklahoma Department of Environmental Quality's CAAA Title V air permitting program was approved by the EPA in March 1996. By March of 1997, OG&E had submitted comprehensive site air permit applications for all of its major source generating stations. Air permit fees for generating stations were approximately $.3 million in 1997 and are estimated to be approximately $.3 million in 1998.

REGULATION; COMPETITION

         As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). If implemented as proposed, the Act will significantly affect OG&E's future operations.

         The purpose of the Act, as set forth therein, is generally to restructure the electric utility industry to provide for more competition and, in particular, to provide for the orderly restructuring of the electric utility industry in the State of Oklahoma in order to allow customers to choose their electricity suppliers while maintaining the safety and reliability of the electric system in the state.

         The Act directs the OCC to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma and to develop a proposed electric utility framework for Oklahoma under the direction of the Joint Electric Utility Task Force, composed of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The OCC Study is to be delivered in four parts. The first part of the Study, which was delivered February 1, 1998, addressed operational issues. The second part of the Study, which is due December 1, 1998, is to address technical issues, such as reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power. The third part of the Study is due December 31, 1999, and is to address financial issues, including rates, charges, access fees, transition costs and stranded costs. The final part of the Study is due August 31, 2000, and is to cover consumer issues, such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards.

         The Act similarly directs the Oklahoma Tax Commission to study and submit a report to the Joint Task Force by December 31, 1998, regarding the impact of the restructuring of the electric utility industry on state tax revenues and all other facets of the current utility tax structure on the state and all political subdivisions of the state.

         Neither the Oklahoma Tax Commission nor the OCC is authorized to issue any rules on such matters without the approval of the Oklahoma Legislature.
Other provisions of the Act (i) authorize the Joint Task Force to retain consultants to study, among other things, the creation of an independent system operator, (ii) prohibit customer switching prior to July 1, 2002, except by mutual consent, and (iii) prohibit municipalities that do not become subject to the Act, from selling power outside their municipal limits, except from lines owned on April 25, 1997.

         A new bill was introduced in the State Senate in the 1998 legislative session and was passed by a State Senate committee in February 1998. This bill, if adopted, would modify the Act by (i) directing the Joint Task Force, instead of the OCC, to conduct the required studies and (ii) accelerating the deadlines for completion of such studies to October 1, 1999.

         The Company intends to actively participate in the restructuring of the electric utility industry in Oklahoma and to remain a competitive supplier of electricity. However, due to the early stages of the process, the Company cannot predict the impact that the restructuring will have on its operations in the future.

         In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. Among the topics to be considered are competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company intends to participate actively in these proceedings.

         On February 11, 1997, the OCC issued an order, among other things, directing OG&E to transition to competitive bidding for its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. This order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. In 1997, approximately $41.7 million or 12.9 percent of Enogex's revenues were attributable to transporting gas for OG&E. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations. Nevertheless, a potential outcome of the competitive bidding process is that the revenues of Enogex derived from transporting gas for OG&E may be significantly less after April 30, 2000.

         The OCC recently adopted rules that are designed to make the gas utility business in Oklahoma more competitive. These rules do not impact the electric industry. Yet, if implemented, the rules are expected to offer increased opportunities to Enogex's pipeline and related businesses.

         In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935 and allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities.

         In April 1996, the FERC issued two final rules, Orders 888 and 889, which may have a significant impact on wholesale markets. Order 888, which was preceded by a Notice of Proposed Rulemaking referred to as the "Mega-NOPR", sets forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. OG&E is complying with these new rules from the FERC.

         Another impact of complying with FERC's Order 888 is a requirement for utilities to offer a transmission tariff that includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how OG&E has historically integrated its load and resources. Under NTS, OG&E and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. Management expects minimal annual expenses as a result of Orders 888 and 889.

         As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate OG&E's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $32 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

         The enacted Oklahoma legislation does not affect OG&E's electric transmission and distribution assets and the Company believes that the continued use of SFAS No. 71 with respect to the related regulatory assets is appropriate. However, if utility regulators in Oklahoma and Arkansas were to adopt regulatory methodologies in the future that are not based on cost-of-service, the continued use of SFAS No. 71 with respect to the regulatory assets related to the electric transmission and distribution assets may no longer be appropriate.

         Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction(based on a test year ended December 31, 1996) and that OG&E file a cost of service study within 60 days. OG&E is in the process of evaluating the application.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)        1997          1996          1995
==============================================================================================================
OPERATING REVENUES.................................................    $1,472,307    $1,387,435    $1,302,037
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

   Fuel............................................................       277,806       279,083       260,443

   Purchased power.................................................       222,464       222,070       216,598

   Gas purchased for resale........................................       201,461       117,343        87,293

   Other operation and maintenance.................................       311,337       307,154       290,824

   Depreciation....................................................       142,632       136,140       132,135

   Current income taxes............................................        57,347        81,227        77,895

   Deferred income taxes, net......................................        22,255         2,150        (3,928)

   Deferred investment tax credits, net............................        (5,150)       (5,150)       (5,150)

   Taxes other than income.........................................        48,157        46,199        43,780
--------------------------------------------------------------------------------------------------------------
      Total operating expenses.....................................     1,278,309     1,186,216     1,099,890
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME...................................................       193,998       201,219       202,147
--------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS:

   Interest income.................................................         3,873         2,198         4,380

   Other...........................................................         1,174        (2,101)       (3,580)
--------------------------------------------------------------------------------------------------------------
      Net other income and deductions..............................         5,047            97           800
--------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:

   Interest on long-term debt......................................        62,572        62,412        67,549

   Allowance for borrowed funds used during construction...........          (599)         (709)       (1,224)

   Other...........................................................         4,522         6,281        11,366
--------------------------------------------------------------------------------------------------------------
      Total interest charges, net..................................        66,495        67,984        77,691
--------------------------------------------------------------------------------------------------------------
NET INCOME.........................................................       132,550       133,332       125,256

PREFERRED DIVIDEND REQUIREMENTS....................................         2,285         2,302         2,316
--------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON STOCK................................    $  130,265    $  131,030    $  122,940
==============================================================================================================
AVERAGE COMMON SHARES OUTSTANDING (thousands)......................        40,373        40,367        40,356

EARNINGS PER AVERAGE COMMON SHARE..................................    $     3.23    $     3.25    $     3.05
==============================================================================================================



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year ended December 31 (DOLLARS IN THOUSANDS)                              1997          1996          1995
==============================================================================================================
BALANCE AT BEGINNING OF PERIOD.....................................    $  449,198    $  425,545    $  409,960

ADD - net income...................................................       132,550       133,332       125,256

      Total........................................................       581,748       558,877       535,216

DEDUCT:

   Cash dividends declared on preferred stock......................         2,285         2,302         2,316

   Cash dividends declared on common stock.........................       107,400       107,377       107,355
--------------------------------------------------------------------------------------------------------------
      Total........................................................       109,685       109,679       109,671
--------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD...........................................    $  472,063    $  449,198    $  425,545
==============================================================================================================

















































THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED BALANCE SHEETS

December 31 (DOLLARS IN THOUSANDS)                                        1997          1996          1995
==============================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

   In service......................................................    $4,125,858    $4,005,532    $3,898,829

   Construction work in progress...................................        25,799        27,968        29,705
--------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment..........................     4,151,657     4,033,500     3,928,534

         Less accumulated depreciation.............................     1,797,806     1,687,423     1,585,274
--------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment...............................     2,353,851     2,346,077     2,343,260
--------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS, at cost............................        37,898        24,802        23,775
--------------------------------------------------------------------------------------------------------------


CURRENT ASSETS:

   Cash and cash equivalents.......................................         4,257         2,523         5,420

   Accounts receivable - customers, less reserve of $4,507,

      $4,626 and $4,205, respectively..............................       117,842       128,974       112,441

   Accrued unbilled revenues.......................................        36,900        34,900        43,550

   Accounts receivable - other.....................................        11,470        11,748         9,152

   Fuel inventories, at LIFO cost..................................        49,369        62,725        60,356

   Materials and supplies, at average cost.........................        28,430        24,827        22,996

   Prepayments and other...........................................         4,489         4,300         4,535

   Accumulated deferred tax assets.................................         6,925        10,067        10,759
--------------------------------------------------------------------------------------------------------------
      Total current assets.........................................       259,682       280,064       269,209
--------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES:

   Advance payments for gas........................................        10,500         9,500         6,500

   Income taxes recoverable through future rates...................        42,549        44,368        41,934

   Other...........................................................        61,385        57,544        70,193
--------------------------------------------------------------------------------------------------------------
      Total deferred charges.......................................       114,434       111,412       118,627
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.......................................................    $2,765,865    $2,762,355    $2,754,871
==============================================================================================================









THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


 December 31 (DOLLARS IN THOUSANDS)                                        1997          1996          1995
==============================================================================================================
CAPITALIZATION AND LIABILITIES


CAPITALIZATION (see statements):

   Common stock and retained earnings..............................    $  984,960    $  961,603    $  937,535

   Cumulative preferred stock......................................        49,266        49,379        49,939

   Long-term debt..................................................       841,924       829,281       843,862
--------------------------------------------------------------------------------------------------------------
      Total capitalization.........................................     1,876,150     1,840,263     1,831,336
--------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

   Short-term debt.................................................         1,000        41,400        67,600

   Accounts payable................................................        77,733        86,856        72,089

   Dividends payable...............................................        27,428        27,421        27,427

   Customers' deposits.............................................        23,847        23,257        21,920

   Accrued taxes...................................................        21,677        26,761        27,937

   Accrued interest................................................        20,041        19,832        19,144

   Long-term debt due within one year..............................        25,000        15,000           ---

   Accumulated provision for rate refund...........................           ---           ---         2,650

   Other...........................................................        38,518        39,188        33,388
--------------------------------------------------------------------------------------------------------------
      Total current liabilities....................................       235,244       279,715       272,155
--------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

   Accrued pension and benefit obligation..........................        62,023        61,335        67,350

   Accumulated deferred income taxes...............................       503,952       488,016       485,078

   Accumulated deferred investment tax credits.....................        72,878        78,028        83,178

   Other...........................................................        15,618        14,998        15,774
--------------------------------------------------------------------------------------------------------------
      Total deferred credits and other liabilities.................       654,471       642,377       651,380
--------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 12)
--------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES...............................    $2,765,865    $2,762,355    $2,754,871
==============================================================================================================







THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (DOLLARS IN THOUSANDS)                                            1997          1996          1995
===============================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
   Common stock, par value $0.01, $0.01 and $2.50 per share,
      respectively, authorized 125,000,000, 125,000,000, and
      100,000,000 shares, respectively; and outstanding 40,385,917,
      46,470,616, and 46,470,616 shares, respectively.................    $      404    $      465    $  116,177
   Premium on capital stock...........................................       512,493       724,256       608,273
   Retained earnings..................................................       472,063       449,198       425,545
   Treasury stock, zero, 6,091,871, and 6,097,357 shares,
      respectively....................................................           ---      (212,316)     (212,460)
-----------------------------------------------------------------------------------------------------------------
         Total common stock and retained earnings.....................       984,960       961,603       937,535
-----------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
   Par value $20, authorized 675,000 shares - 4%;
      418,963, 421,963, and 421,963 shares, respectively..............         8,379         8,439         8,439
   Par value $100, authorized 1,865,000 shares-
      SERIES    SHARES OUTSTANDING
      4.20%     49,750, 49,950, and 50,000 shares, respectively.......         4,975         4,995         5,000
      4.24%     74,990, 75,000, and 75,000 shares, respectively.......         7,499         7,500         7,500
      4.44%     63,200, 63,500, and 65,000 shares, respectively.......         6,320         6,350         6,500
      4.80%     70,925, 70,950, and 75,000 shares, respectively.......         7,093         7,095         7,500
      5.34%     150,000, 150,000, and 150,000 shares, respectively....        15,000        15,000        15,000
-----------------------------------------------------------------------------------------------------------------
         Total cumulative preferred stock.............................        49,266        49,379        49,939
-----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
   First mortgage bonds-
      SERIES    DATE DUE
      5.125%    January 1, 1997.......................................           ---        15,000        15,000
      6.375%    January 1, 1998.......................................        25,000        25,000        25,000
      7.125%    January 1, 1999.......................................        12,500        12,500        12,500
      6.250%    Senior Notes Series B, October 15, 2000...............       110,000       110,000       110,000
      7.125%    January 1, 2002.......................................        40,000        40,000        40,000
      8.375%    January 1, 2007.......................................           ---        75,000        75,000
      8.625%    November 1, 2007......................................        35,000        35,000        35,000
      8.250%    August 15, 2016.......................................           ---       100,000       100,000
      7.000%    Pollution Control Series C, March 1, 2017.............           ---        56,000        56,000
      6.500%    Senior Notes Series D, July 15, 2017..................       125,000           ---           ---
      8.875%    December 1, 2020......................................           ---        75,000        75,000
      7.300%    Senior Notes Series A, October 15, 2025...............       110,000       110,000       110,000
      6.650%    Senior Notes Series C, July 15, 2027..................       125,000           ---           ---
   Other bonds-
      Var. %    Garfield Industrial Authority, January 1, 2025........        47,000        47,000        47,000
      Var. %    Muskogee Industrial Authority, January 1, 2025........        32,400        32,400        32,400
      Var. %    Muskogee Industrial Authority, June 1, 2027...........        56,000           ---           ---
   Unamortized premium and discount, net..............................          (976)       (8,619)       (9,038)
   Enogex Inc. notes (Note 5).........................................       150,000       120,000       120,000
-----------------------------------------------------------------------------------------------------------------
         Total long-term debt.........................................       866,924       844,281       843,862
            Less long-term debt due within one year...................        25,000        15,000           ---
-----------------------------------------------------------------------------------------------------------------
         Total long-term debt (excluding long-term
            debt due within one year).................................       841,924       829,281       843,862
-------------------------------------------------------------------------- --------------------------------------
Total Capitalization..................................................    $1,876,150    $1,840,263    $1,831,336
=================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31 (DOLLARS IN THOUSANDS)                              1997          1996          1995
==============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.......................................................    $  132,550    $  133,332    $  125,256
  Adjustments to Reconcile Net Income to Net Cash Provided
    from Operating Activities:
    Depreciation...................................................       142,632       136,140       132,135
    Deferred income taxes and investment tax credits, net..........        17,105        (3,000)       (9,078)
    Gain on sale of assets.........................................        (2,511)          ---           ---
    Provision for rate refund......................................           ---         1,804         3,112
    Change in Certain Current Assets and Liabilities:
        Accounts receivable - customers............................        11,132       (16,533)       (6,462)
        Accrued unbilled revenues..................................        (2,000)        8,650        (6,750)
        Fuel, materials and supplies inventories...................         9,753        (4,200)       (6,457)
        Accumulated deferred tax assets............................         3,142           692         1,318
        Other current assets.......................................            89        (2,361)       38,051
        Accounts payable...........................................        (9,123)       13,401         5,887
        Accrued taxes..............................................        (5,084)       (1,176)        2,784
        Accrued interest...........................................           209           688        (4,729)
        Accumulated provision for rate refund......................           ---        (2,650)         (320)
        Other current liabilities..................................           (73)        7,131        (6,905)
    Other operating activities.....................................        (2,503)       22,753        13,667
--------------------------------------------------------------------------------------------------------------
        Net cash provided from operating activities................       295,318       294,671       281,509
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...........................................      (163,571)     (161,129)     (141,439)
    Other investing activities.....................................         4,900           ---           ---
--------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities......................      (158,671)     (161,129)     (141,439)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt...................................      (321,000)          ---      (331,650)
    Proceeds from long-term debt...................................       336,000           ---       419,400
    Short-term debt, net...........................................       (40,400)      (26,200)     (115,150)
    Redemption of preferred stock..................................          (113)         (560)          (34)
    Retirement of treasury stock...................................           285           ---           ---
    Cash dividends declared on preferred stock.....................        (2,285)       (2,302)       (2,316)
    Cash dividends declared on common stock........................      (107,400)     (107,377)     (107,355)
--------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities......................      (134,913)     (136,439)     (137,105)
--------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................................         1,734        (2,897)        2,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD...........................................................         2,523         5,420         2,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................    $    4,257    $    2,523    $    5,420
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Period for:
        Interest (net of amount capitalized).......................    $   64,081    $   64,882    $   76,860
        Income taxes ..............................................    $   64,705    $   82,970    $   77,752
--------------------------------------------------------------------------------------------------------------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


REORGANIZATION AND PRINCIPALS OF CONSOLIDATION

         OGE Energy Corp. (the "Company") became the parent company of Oklahoma Gas and Electric Company ("OG&E") and OG&E's former subsidiary, Enogex Inc. ("Enogex") on December 31, 1996. On that date, all outstanding OG&E common stock was exchanged on a share-for-share basis for common stock of OGE Energy Corp. and the common stock of Enogex was distributed to the Company. In 1997, the Company also became the parent company of Origen Inc. and its subsidiaries ("Origen"), the newly formed non-regulated businesses. The financial information presented through December 31, 1996, represents the consolidated results of OG&E. All significant intercompany transactions have been eliminated in consolidation.

ACCOUNTING RECORDS

         The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, OG&E, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be charged to expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At December 31, 1997, the regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from one to 20 years.

         The components of deferred charges - other, and regulatory assets and liabilities on the Consolidated Balance Sheets included the following, as of December 31:

DEFERRED CHARGES - OTHER

 (DOLLARS IN THOUSANDS)                                         1997        1996        1995
----------------------------------------------------------------------------------------------
Workforce reduction (regulatory asset)...................    $    ---    $  3,759    $ 26,331

Unamortized debt expense.................................       6,776      10,291      10,919

Enogex gas sales contracts...............................      13,925      14,949      11,294

Unamortized loss on reacquired debt (regulatory asset)...      28,660      10,253      11,197

Insurance claims - property damage.......................         ---       6,231         ---

Miscellaneous............................................      12,024      12,061      10,452
----------------------------------------------------------------------------------------------
         Total...........................................    $ 61,385    $ 57,544    $ 70,193
----------------------------------------------------------------------------------------------

REGULATORY ASSETS AND LIABILITIES

 (DOLLARS IN THOUSANDS)                                         1997        1996        1995
----------------------------------------------------------------------------------------------
Regulatory Assets:

  Income taxes recoverable from customers................    $115,989    $127,819    $139,594

  Unamortized loss on reacquired debt....................      28,660      10,253      11,197

  Workforce reduction....................................         ---       3,759      26,331

  Miscellaneous..........................................         403         435         455
----------------------------------------------------------------------------------------------
    Total Regulatory Assets..............................     145,052     142,266     177,577

Regulatory Liabilities:

  Income taxes refundable to customers...................     (73,440)    (83,451)    (97,660)

  Gain on disposition of allowances......................         ---        (329)       (282)
----------------------------------------------------------------------------------------------
Net Regulatory Assets....................................    $ 71,612    $ 58,486    $ 79,635
----------------------------------------------------------------------------------------------

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

ACCOUNTING PRONOUNCEMENTS

         In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." Adoption of SFAS No. 128 is required for both interim and annual periods ending after December 15, 1997. This new standard was adopted effective December 31, 1997, and it did not impact the Company's earnings per share.

         In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." Adoption of SFAS No. 129 is required for financial statements for periods ending after December 15, 1997. This new standard was adopted effective December 31, 1997, and it did not change the presentation of the Company's capital structure.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

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

PROPERTY, PLANT AND EQUIPMENT

         All property, plant and equipment is recorded at cost. Electric utility plant is recorded at its original cost. Newly constructed plant is added to plant balances at costs which include contracted services, direct labor, materials, overhead and allowance for funds used during construction. Replacement of major units of property are capitalized as plant. The replaced plant is removed from plant balances and the cost of such property together with the cost of removal less salvage is charged to accumulated depreciation. Repair and replacement of minor items of property are included in the Consolidated Statements of Income as other operation and maintenance expense.

DEPRECIATION

         The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1997, 1996 and 1995, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

         Enogex's  gas  pipeline,   gathering   systems,   compressors  and  gas
processing plants are depreciated on a straight-line method over periods ranging from 10 to 48 years.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

         Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Consolidated Statements of Income and a charge to construction work in progress.

         AFUDC rates, compounded semi-annually, were 5.94, 5.63 and 6.30 percent for the years 1997, 1996 and 1995, respectively.

CASH AND CASH EQUIVALENTS

         For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

         The Company's cash management program utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled $18.5 million, $24.0 million and $27.3 million at December 31, 1997, 1996 and 1995, respectively, and are classified as accounts payable in the accompanying Consolidated Balance Sheets. Sufficient funds were available to fund these outstanding checks when they were presented for payment.

HEAT PUMP LOANS

         OG&E has a heat pump loan program, whereby, qualifying customers may obtain a loan from OG&E to purchase a heat pump. Customer loans are available from a minimum of $1,500 to a maximum of $13,000 with a term of 6 months to 72 months. The finance rate is based upon short-term loan rates and is reviewed and updated periodically. The interest rates were 8.25 percent, 9.75 percent and
9.90 percent at December 31, 1997, 1996 and 1995, respectively.

         The current portion of these loans totaled $4.9 million, $4.0 million and $3.6 million at December 31, 1997, 1996 and 1995, respectively, and are classified as accounts receivable - customers in the accompanying Consolidated Balance Sheets. The noncurrent portion of these loans totaled $19.1 million, $15.3 million and $13.8 million at December 31, 1997, 1996 and 1995, respectively, and are classified as other property and investments in the accompanying Consolidated Balance Sheets.

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

FUEL INVENTORIES

         Fuel inventories for the generation of electricity consist of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories was lower than the stated LIFO cost by approximately $1.1 million for 1997, and exceeded the stated LIFO cost by approximately $4.6 million and $2.4 million for 1996 and 1995, respectively, based on the average cost of fuel purchased late in the respective years. Natural gas products inventories are held for sale and accounted for based on the weighted average cost of production.

ACCRUED VACATION

         The Company accrues vacation pay by establishing a liability for vacation earned during the current year, but is not payable until the following year. The accrued vacation totaled $13.2 million, $11.4 million and $10.1 million at December 31, 1997, 1996 and 1995, respectively, and is classified as other current liabilities in the accompanying Consolidated Balance Sheets.

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

RECLASSIFICATIONS

         Certain amounts have been reclassified on the consolidated financial statements to conform with the 1997 presentation.

2.       INCOME TAXES

         The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                          1997        1996        1995
-----------------------------------------------------------------------------------------------------
Provision For Current Income Taxes:

  Federal.......................................................    $ 47,676    $ 72,633    $ 65,173

  State.........................................................       9,671       8,594      12,722
-----------------------------------------------------------------------------------------------------
    Total Provision For Current Income Taxes....................      57,347      81,227      77,895
-----------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:

  Federal

    Depreciation................................................      11,344       2,671       6,084

    Repair allowance............................................         794       2,100       2,101

    Removal costs...............................................         774         630         700

    Provision for rate refund...................................         ---         928        (588)

    Software implementation costs...............................       4,840      (1,727)        ---

    Company restructuring.......................................        (494)     (8,250)     (8,373)

    Other.......................................................       2,093       1,433      (2,678)

  State.........................................................       2,904       4,365      (1,174)
-----------------------------------------------------------------------------------------------------
    Total Provision  (Benefit) For Deferred Income Taxes, net...      22,255       2,150      (3,928)
-----------------------------------------------------------------------------------------------------
Deferred Investment Tax Credits, net............................      (5,150)     (5,150)     (5,150)

Income Taxes Relating to Other Income and Deductions............       2,114        (515)      1,436
-----------------------------------------------------------------------------------------------------
    Total Income Tax Expense....................................    $ 76,566    $ 77,712    $ 70,253
-----------------------------------------------------------------------------------------------------
Pretax Income...................................................    $209,116    $211,044    $195,509
=====================================================================================================

The following schedule reconciles the statutory federal tax rate to the effective income tax rate:


Year ended December 31                                                1997        1996        1995
-----------------------------------------------------------------------------------------------------
Statutory federal tax rate......................................      35.0%       35.0%       35.0%

State income taxes, net of federal income tax benefit...........       3.9         4.0         3.8

Tax credits, net................................................      (4.0)       (4.1)       (4.8)

Other, net......................................................       1.7         1.9         1.9
-----------------------------------------------------------------------------------------------------
  Effective income tax rate as reported.........................      36.6%       36.8%       35.9%
=====================================================================================================

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

         The deferred tax provisions, set forth above, are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Accumulated Deferred Income Taxes at December 31, 1997, 1996 and 1995 are as follows:


 (DOLLARS IN THOUSANDS)                                                1997        1996        1995
=====================================================================================================
Current Deferred Tax Assets:

  Accrued vacation .............................................    $  4,221    $  4,171    $  3,666

  Provision for rate refund.....................................         ---         ---       1,025

  Uncollectible accounts........................................       1,898       1,748       1,782

  Capitalization of indirect costs..............................         106       2,583       2,583

  Provision for Worker's Compensation claims....................         595       1,207       1,568

  Other.........................................................         105         358         135
-----------------------------------------------------------------------------------------------------
    Accumulated deferred tax assets.............................    $  6,925    $ 10,067    $ 10,759
=====================================================================================================
Deferred Tax Liabilities:

  Accelerated depreciation and other property-related
  differences...................................................    $489,739    $469,949    $460,332

  Allowance for funds used during construction..................      43,327      46,429      49,572

  Income taxes recoverable through future rates.................      44,888      49,466      54,023
-----------------------------------------------------------------------------------------------------
    Total.......................................................     577,954     565,844     563,927
-----------------------------------------------------------------------------------------------------
Deferred Tax Assets:

  Deferred investment tax credits...............................     (23,623)    (25,372)    (27,120)

  Income taxes refundable through future rates..................     (28,421)    (32,296)    (37,795)

  Postemployment medical and life insurance benefits............      (4,174)     (2,301)     (2,347)

  Company pension plan..........................................     (16,242)    (16,465)    (11,612)

  Other.........................................................      (1,542)     (1,394)         25
-----------------------------------------------------------------------------------------------------
    Total.......................................................     (74,002)    (77,828)    (78,849)
-----------------------------------------------------------------------------------------------------
Accumulated Deferred Income Tax Liabilities.....................    $503,952    $488,016    $485,078
=====================================================================================================

                                       59

3.       COMMON STOCK AND RETAINED EARNINGS

         There were 14,448 new shares of common stock issued pursuant to the Restricted Stock Plan in 1997 and there were no new shares of common stock issued during 1996 or 1995. The $211.8 million decrease in 1997 in premium on capital stock, as presented on the Consolidated Statements of Capitalization, represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan, repurchased preferred stock, and the retirement of treasury stock. The $.3 million increase in 1996 represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan and repurchased preferred stock.

RESTRICTED STOCK PLAN

         The Company has a Restricted Stock Plan whereby certain employees may periodically receive shares of the Company's common stock at the discretion of the Board of Directors. The Company distributed 14,448, 16,024 and 18,872 shares of common stock during 1997, 1996 and 1995, respectively. The Company also reacquired 7,276 and 10,538 shares in 1997 and 1996, respectively. The shares distributed in 1996 and 1995 and the shares reacquired in 1997 and 1996 were recorded as treasury stock.

         Changes in common stock were:

(THOUSANDS)                                                          1997       1996       1995
-------------------------------------------------------------------------------------------------
Shares outstanding January 1....................................    40,379     40,373     40,354

Issued/reacquired under the Restricted Stock Plan, net..........         7          6         19
-------------------------------------------------------------------------------------------------
Shares outstanding December 31..................................    40,386     40,379     40,373
=================================================================================================

         There were 4,703,391 shares of unissued common stock reserved for the various employee and Company stock plans at December 31, 1997. With the exception of the Restricted Stock Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

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

         In January 1998, all outstanding shares of OG&E's cumulative preferred stock were redeemed. See Note 12 of Notes to Consolidated Financial Statements.

         OG&E's Restated Certificate of Incorporation permits the issuance of new series of preferred stock with dividends payable other than quarterly.

5.       LONG-TERM DEBT

         OG&E's Trust Indenture, as supplemented, relating to the First Mortgage Bonds, requires OG&E to pay to the trustee annually, an amount sufficient to redeem, for sinking fund purposes, 1 1/4 percent of the highest amount outstanding at any time. This requirement has been satisfied by pledging permanent additions to property to the extent of 166 2/3 percent of principal amounts of bonds otherwise required to be redeemed. Through December 31, 1997, gross property additions pledged totaled approximately $394 million.

         Annual sinking fund requirements for each of the five years subsequent to December 31, 1997, are as follows:

               Year                                                  Amount
              ================================================================
               1998............................................  $ 11,614,583

               1999............................................  $ 11,354,167

               2000............................................  $ 11,354,167

               2001............................................  $ 11,354,167

               2002............................................  $ 10,520,833
              ================================================================

         As in prior years, OG&E expects to meet these requirements by pledging permanent additions to property.

         In February 1997, OG&E filed a registration statement for up to $50 million of grantor trust preferred securities. In February 1998, OG&E filed a registration statement for up to $112.5 million of senior notes. Assuming favorable market conditions, OG&E may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds.

         As of December 31, 1997, Enogex long-term debt consisted of $150 million of medium-term notes at a composite rate of 6.87%. The following table itemizes the Enogex long-term debt at December 31, 1997, 1996 and 1995:


December 31 (DOLLARS IN THOUSANDS)                  1997       1996       1995
--------------------------------------------------------------------------------
Series Due August 7, 2000 -- 6.76% - 6.77%.....  $ 27,000   $ 27,000   $ 27,000

Series Due August 31, 2000 -- 6.68%............    20,000     20,000     20,000

Series Due September 1, 2000 -- 6.70%..........    10,000     10,000     10,000

Series Due August 7, 2002 -- 7.02% - 7.05%.....    63,000     63,000     63,000

Series Due July 23, 2004 -- 6.79%..............    30,000        ---        ---
--------------------------------------------------------------------------------
  Total........................................  $150,000   $120,000   $120,000
================================================================================

         Maturities of long-term debt during the next five years consist of $25 million in 1998, $12.5 million in 1999, $167 million in 2000, and $103 million in 2002.

         OG&E incurred costs relating to a series of amendments to its Trust Indenture in 1991 and refinancing of long-term debt in 1997 and 1995. Additionally, Enogex incurred costs relating to the issuance of long-term debt in 1997 and 1995. Unamortized debt expense and unamortized loss on reacquired debt, and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt and are classified as deferred charges -- other and long-term debt, respectively, in the accompanying Consolidated Balance Sheets.

         Substantially all electric plant was subject to lien of the Trust Indenture at December 31, 1997.

6.       SHORT-TERM DEBT

         The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. The maximum and average amounts of short-term borrowings during 1997 were $129.3 million and $52.3 million, respectively, at a weighted average interest rate of 5.94%. The weighted average interest rates for 1996 and 1995 were 5.63% and 6.39%, respectively. The Company has an agreement for a flexible line of credit, up to $160 million, through December 6, 2000. The line of credit is maintained on a variable fee basis on the unused balance. Short-term debt in the amount of $1.0 million was outstanding at December 31, 1997.

7.       POSTEMPLOYMENT BENEFIT PLANS

         During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

         As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions." In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs which had not been offset by labor savings through December 31, 1994. The remaining balance of the one-time costs was amortized over 26 months, commencing

January 1, 1995. The components of the severance and VERP costs and the amount deferred are as follows:

                                                            SFAS       SFAS
(DOLLARS IN THOUSANDS)                                     No. 88     No. 106    Severance     Total
======================================================================================================
Curtailment Loss......................................    $  1,042    $ 5,457     $   ---     $ 6,499

Recognition of Transition Obligation..................         ---     17,268         ---      17,268

Special Retirement Benefits...........................      28,198      6,566         ---      34,764

Enhanced Severance....................................         ---        ---       4,891       4,891
------------------------------------------------------------------------------------------------------
Total VERP and Severance Costs........................    $ 29,240    $29,291     $ 4,891      63,422
------------------------------------------------------------------------------------------------------
Deferred as a Regulatory Asset at December 31, 1994......................................    $(48,903)
======================================================================================================

         The  amortization  of the deferred  regulatory  asset was $3.7 million,
$22.6  million  and  $22.6  million  at  December  31,  1997,   1996  and  1995,
respectively.

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

         In determining the projected benefit obligation, the weighted average discount rates used were 7.00, 7.75 and 7.25 percent for 1997, 1996 and 1995, respectively. The assumed rate of increase in future salary levels was 4.50 percent in 1997, 1996 and 1995. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 9.00 percent for the reported periods.

         The plan's assets consist primarily of U. S. Government securities, listed common stocks and corporate debt.

         Net periodic pension costs for 1997, 1996 and 1995 included the following:


(DOLLARS IN THOUSANDS)                                      1997          1996          1995
===============================================================================================
Service costs..........................................  $   6,529     $   6,493     $   4,714
Interest cost on projected benefit obligation..........     20,803        20,909        20,392
Return on plan assets .................................    (19,142)      (18,742)      (15,036)
Net amortization and deferral..........................       (475)       (1,263)       (1,263)
Amortization of unrecognized prior service cost........      2,939         2,939         2,634
-----------------------------------------------------------------------------------------------
Net periodic pension costs.............................  $  10,654     $  10,336     $  11,441
===============================================================================================

         The following table sets forth the plan's funded status at December 31, 1997, 1996 and 1995:


(DOLLARS IN THOUSANDS)                                      1997          1996          1995
===============================================================================================
Projected benefit obligation:
  Vested benefits......................................  $(246,799)    $(223,116)    $(232,457)
  Nonvested benefits...................................    (22,846)      (17,599)      (18,263)
-----------------------------------------------------------------------------------------------
  Accumulated benefit obligation.......................   (269,645)     (240,715)     (250,720)
  Effect of future compensation levels.................    (51,197)      (44,258)      (44,853)
-----------------------------------------------------------------------------------------------
Projected benefit obligation...........................   (320,842)     (284,973)     (295,573)
Plan's assets at fair value............................    242,254       222,912       214,986
-----------------------------------------------------------------------------------------------
Plan's assets less than projected benefit obligation...    (78,588)      (62,061)      (80,587)
Unrecognized prior service cost........................     40,047        42,986        40,616
Unrecognized net asset from application of SFAS No.87..     (5,053)       (6,316)       (7,580)
Unrecognized net loss (gain)...........................      2,295       (15,254)        9,489
-----------------------------------------------------------------------------------------------
Accrued pension liability..............................  $ (41,299)    $ (40,645)    $ (38,062)
===============================================================================================

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

         OG&E charges to expense the SFAS No. 106 costs and includes an annual amount as a component of cost-of-service in future ratemaking proceedings. Net postretirement benefit expense for 1997, 1996 and 1995 included the following components:


 (DOLLARS IN THOUSANDS)                                 1997          1996         1995
=========================================================================================
Service cost.....................................    $  2,144      $  2,317     $  1,932
Interest cost....................................       6,365         6,824        7,242
Return on plan assets............................      (8,046)      (3,263)         (576)
Net amortization.................................       6,492        3,844         3,325
Net amount capitalized or deferred...............      (1,293)      (2,157)       (2,399)
-----------------------------------------------------------------------------------------
  Net postretirement benefit expense.............    $  5,662     $  7,565      $  9,524
=========================================================================================

         The discount rates used in determining the accumulated postretirement benefit obligation were 7.00, 7.75 and 7.25 percent for December 31, 1997, 1996 and 1995, respectively. The rate of increase in future compensation levels used in measuring the life insurance accumulated postretirement benefit obligation was 4.50 percent for December 31, 1997, 1996 and 1995. The expected long-term rate of return on plan assets used in determining net postretirement benefit expense was 9.00 percent for 1997 and 1996, and was not applicable for 1995. An
8.25 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate is assumed to decrease gradually to
4.50 percent by the year 2007 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $11.4 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1997 by approximately $1.0 million.

         The following table sets forth the funded status of the postretirement benefits and amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1997, 1996 and 1995:


 (DOLLARS IN THOUSANDS)                                 1997         1996          1995
=========================================================================================
Accumulated postretirement benefit obligation:
  Retirees.......................................    $(76,075)    $(78,856)     $(88,500)
  Actives eligible to retire.....................      (4,720)      (3,863)       (2,420)
  Actives not yet eligible to retire.............     (13,404)     (11,553)      (11,869)
-----------------------------------------------------------------------------------------
    Total........................................     (94,199)     (94,272)     (102,789)
Plan assets at fair value........................      45,619       39,066        23,864
-----------------------------------------------------------------------------------------
Funded status ...................................     (48,580)     (55,206)      (78,925)
Unrecognized transition obligation...............      41,236       43,985        46,734
Unrecognized net actuarial (gain) loss ..........     (12,374)      (7,937)        4,331
-----------------------------------------------------------------------------------------
Accrued postretirement benefit obligation........    $(19,718)    $(19,158)     $(27,860)
=========================================================================================

8.       REPORT OF BUSINESS SEGMENTS

         The Company's electric utility operations are conducted through OG&E, an operating public utility engaged in the generation, transmission, distribution, and sale of electric energy. The non-utility operations are conducted through Enogex, (which is engaged in the gathering and transmission of natural gas, and through its subsidiaries, is engaged in the processing of natural gas and the marketing of natural gas liquids, in the buying and selling of natural gas to third parties, and in the exploration for and production of oil and natural gas) and Origen (which is engaged in geothermal systems design and engineering and the development of new products).


 (DOLLARS IN THOUSANDS)                           1997          1996          1995
=====================================================================================
Operating Information:
  Operating Revenues
    Electric utility......................    $1,191,691    $1,200,337    $1,168,287
    Non-utility...........................       322,305       231,427       178,082
    Intersegment revenues (A).............       (41,689)      (44,329)      (44,332)
-------------------------------------------------------------------------------------
      Total...............................    $1,472,307    $1,387,435    $1,302,037
=====================================================================================
  Pre-tax Operating Income
    Electric utility......................    $  246,038    $  247,527    $  246,333
    Non-utility...........................        22,412        31,919        24,631
-------------------------------------------------------------------------------------
      Total...............................    $  268,450    $  279,446    $  270,964
=====================================================================================
  Net Income
    Electric utility......................    $  120,994    $  116,869    $  112,545
    Non-utility...........................        11,556        16,463        12,711
-------------------------------------------------------------------------------------
      Total...............................    $  132,550    $  133,332    $  125,256
=====================================================================================
Investment Information:
  Identifiable Assets as of December 31
    Electric utility......................    $2,350,782    $2,388,012    $2,422,609
    Non-utility...........................       415,083       374,343       332,262
-------------------------------------------------------------------------------------
      Total...............................    $2,765,865    $2,762,355    $2,754,871
=====================================================================================
Other Information:
  Depreciation
    Electric utility......................    $  114,760    $  112,232    $  110,719
    Non-utility...........................        27,872        23,908        21,416
-------------------------------------------------------------------------------------
      Total...............................    $  142,632    $  136,140    $  132,135
=====================================================================================
  Construction Expenditures
    Electric utility......................    $  100,079    $   94,019    $  110,276
    Non-utility...........................        63,492        56,155        43,242
-------------------------------------------------------------------------------------
      Total...............................    $  163,571    $  150,174    $  153,518
=====================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

9.       COMMITMENTS AND CONTINGENCIES

         OG&E has entered into purchase commitments in connection with OG&E's construction program and the purchase of necessary fuel supplies of coal and natural gas for OG&E's generating units. The Company's construction expenditures for 1998 are estimated at $177 million.

         OG&E acquires natural gas for boiler fuel under 183 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1997, 1996 and 1995, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $10.7 million, $9.9 million, and $7.4 million, respectively. OG&E may be required to make additional prepayments in subsequent years. OG&E expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

         At December 31, 1997, OG&E held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense and recovered through OG&E's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:

           (DOLLARS IN THOUSANDS)
         1998....................  $5,431     2001....................  $ 5,128
         1999....................   5,331     2002....................    5,026
         2000....................   5,230     2003 and beyond.........   56,097
                                                                  --------------
           Total Minimum Lease Payments...............................  $82,243
                                                                  ==============

         Rental payments under operating leases were approximately $5.4 million in 1997, $5.4 million in 1996, and $6.5 million in 1995.

         OG&E is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

         OG&E had entered into an agreement with an unrelated third-party to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing OG&E to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, OG&E completed negotiations and contracted with the third-party developer for gas storage service. Pursuant to the contract, the third-party developer reimbursed OG&E for all outstanding cash advances and interest amounting to approximately $46.8 million. OG&E also entered into a bridge financing agreement as guarantor for the third-party. In July 1997, the third-party obtained permanent financing and issued a note in the amount of $49.5 million. The proceeds from such permanent financing were applied to repay the outstanding bridge financing. In connection therewith, the Company entered into a note purchase agreement, pursuant to which it has agreed, upon the occurrence of a monetary default by such third-party on its permanent financing, to purchase the third-party's note at a price equal to the unpaid principal and interest under the third-party note.

         OG&E has entered into agreements with four qualifying cogeneration facilities having initial terms of 3 to 32 years. These contracts were entered into pursuant to the Public Utility Regulatory Policy

Act of 1978 ("PURPA"). Stated generally, PURPA and the regulations thereunder promulgated by FERC require OG&E to purchase power generated in a manufacturing process from a qualified cogeneration facility ("QF"). The rate for such power to be paid by OG&E was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge which OG&E must pay the QF for having the capacity available. However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is recoverable in rates from customers. In January 1998, OG&E filed an application with the OCC seeking approval to revise an existing cogeneration contract with respect to one of these facilities. If approved, the contract term will be shortened and the total payments will be reduced by approximately $46 million. See Note 12 of Notes to Consolidated Financial Statements for related discussion.

         During 1997, 1996 and 1995, OG&E made total payments to cogenerators of approximately $212.2 million, $210.0 million and $210.4 million, of which $176.2 million, $175.2 million and $174.1 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as purchased power. The future minimum capacity payments under the contracts for the next five years are approximately:
1998 - $187  million,  1999 - $189  million,  2000 - $190  million,  2001 - $191 million and 2002 - $193 million.

         Approximately $.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations.

         The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $43.0 million during 1998, compared to approximately $49.1 million in 1997. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

         OG&E has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). OG&E also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulphur dioxide emission requirements will affect OG&E beginning in the year 2000. OG&E believes it can meet these sulphur dioxide limits without additional expenditures. With respect to nitrogen oxide limits, OG&E is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008.

         OG&E is a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous waste. OG&E was not the owner or operator of those sites, rather OG&E, along with many others, shipped materials to the owners or operators of the sites who failed to dispose of the materials in an appropriate manner. Remediation at one of these sites has been completed. OG&E's total waste disposed at the remaining site is minimal and on February 15, 1996, OG&E elected to participate in the de minimis settlement offered by EPA. One of the other potentially responsible parties is currently contesting OG&E's participation as a de minimis party. Regardless of the outcome of this issue, OG&E believes its ultimate liability for this site is minimal.

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

         On June 18, 1996, the APSC staff and OG&E filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that OG&E pays Enogex and recovers through its fuel clause or other tariffs for transporting natural gas to OG&E's gas-fired generating stations. On July 11, 1996, the APSC issued an order that, among other things, required OG&E to refund approximately $4.5 million in 1996 to its Arkansas retail electric customers. The $4.5 million refund related to the disallowance of a portion of the fees paid by OG&E to Enogex for such transportation services and was recorded as a provision for a potential refund prior to August 1996.

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996) and that OG&E file a cost of service study within 60 days. OG&E is in the process of evaluating the application.

11.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS AND CUSTOMER DEPOSITS

         The fair value of cash and cash equivalents and customer deposits approximate the carrying amount due to their short maturity.

LONG-TERM DEBT AND PREFERRED STOCK

         The fair value of Long-Term Debt and Preferred Stock is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The fair value of the Enogex Notes is based on management's estimate of current rates available for similar issues with the same remaining maturities.

         Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                     1997                     1996                    1995
                                             -------------------     -------------------     ---------------------

                                             CARRYING      FAIR      Carrying      Fair      Carrying      Fair
 (DOLLARS IN THOUSANDS)                       AMOUNT       VALUE      Amount       Value      Amount       Value
==================================================================================================================
   Cash and Cash Equivalents.............    $  4,257    $  4,257    $  2,523    $  2,523    $  5,420    $  5,420
==================================================================================================================
   Customer Deposits.....................       $ 23,847    $ 23,847    $ 23,257    $ 23,257    $ 21,920    $ 21,920
==================================================================================================================
Long-Term Debt and Preferred Stock:
   First Mortgage Bonds..................    $581,524    $594,357    $644,881    $656,362    $644,462    $671,356
   Industrial Authority Bonds............     135,400     135,400      79,400      79,400      79,400      79,400
   Enogex Inc. Notes.....................     150,000     152,915     120,000     120,379     120,000     124,853
   Preferred Stock:
     4% - 5.34% Series -827,828,
       831,363 and 836,963 Shares,
       respectively......................      49,266      49,997      49,379      35,829      49,939      35,541
==================================================================================================================

12.      SUBSEQUENT EVENTS

         In January 1998, Enogex, through a newly-formed subsidiary, Enogex Arkansas Pipeline Corp. agreed to acquire interests in two natural gas pipelines, NOARK Pipeline System, L.P. and Ozark Pipeline, for approximately $30 million and $55 million, respectively. The transactions are subject to certain regulatory approvals, including that of the Federal Energy Regulatory Commission.

         In January 1998, OG&E filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under PURPA, OG&E was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required OG&E to purchase peaking capacity from the plant for 10 years beginning in 1998 -- whether the capacity was needed or not. In January 1998, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant, for approximately $25 million. As part of the transaction, the term of the existing cogeneration contract with OG&E will be shortened. If the transaction is approved by the necessary regulatory agencies, OG&E estimates that it will provide savings for its Oklahoma customers of approximately $46 million.

         On January 15, 1998, all outstanding shares of OG&E's 4% Cumulative Preferred Stock were redeemed at the par value of $20 per share plus accrued dividends. On January 20, 1998, all outstanding shares of OG&E's Cumulative Preferred Stock, par value $100 per share, were redeemed at the following amounts per share plus accrued dividends: 4.20% series-$102; 4.24% series-$102.875; 4.44% series-$102; 4.80% series-$102; and 5.34% series-$101.

         On January 21, 1998, the Company adopted a Stock Incentive Plan. Options, stock appreciation rights, performance units and restricted stock may be granted to officers, directors and other key employees under such plan. The Company has authorized the issuance of up to 2,000,000 shares under the plan. The plan is subject to shareholder approval at the 1998 annual meeting.

         On February 11, 1998, OG&E filed a registration statement for up to $112.5 million of senior notes. Assuming favorable market conditions, OG&E may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds.

         As more fully explained in Note 10, on February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction.

Report of Independent Public Accountants
----------------------------------------


TO THE SHAREOWNERS OF
OGE ENERGY CORP.:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp. (an Oklahoma corporation), formerly Oklahoma Gas & Electric Company, and its subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OGE Energy Corp. and its subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 20, 1998

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

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

         In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:


Quarter ended (DOLLARS IN THOUSANDS EXCEPT                      Dec 31        Sep 30        Jun 30        Mar 31
PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------
Operating revenues.............................   1997      $  373,277    $  474,587    $  333,228    $  291,215
                                                  1996         311,515       449,224       348,644       278,052
                                                  1995         283,898       467,510       304,113       246,516
-----------------------------------------------------------------------------------------------------------------

Operating income...............................   1997      $   26,680    $  103,268    $   48,049    $   16,001
                                                  1996          23,227       107,152        53,623        17,217
                                                  1995          24,948       115,991        42,800        18,408
-----------------------------------------------------------------------------------------------------------------

Net income (loss)..............................   1997      $   12,205    $   89,520    $   31,085    $     (260)
                                                  1996           7,301        90,165        35,328           538
                                                  1995           4,890        96,969        24,258          (861)
-----------------------------------------------------------------------------------------------------------------

Earnings (loss) available for common...........   1997      $   11,634    $   88,949    $   30,513    $     (831)
                                                  1996           6,729        89,593        34,749           (41)
                                                  1995           4,311        96,390        23,679        (1,440)
-----------------------------------------------------------------------------------------------------------------

Earnings (loss) per average common share.......   1997      $     0.29    $     2.20    $     0.76    $    (0.02)
                                                  1996            0.17          2.22          0.86          0.00
                                                  1995            0.11          2.39          0.59         (0.04)
-----------------------------------------------------------------------------------------------------------------

                                       74

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ----------------------

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since the Company filed copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 27, 1998. Such proxy statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         REPORTS ON FORM 8-K.
         --------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

         The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

o   Consolidated Balance Sheets at December 31, 1997, 1996 and 1995

o Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

o Consolidated Statements of Retained Earnings for the years ended December 31, 1997, 1996 and 1995

o   Consolidated Statements of  Capitalization  at  December 31, 1997,  1996 and
    1995

o Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

o   Notes to Consolidated Financial Statements

o   Report of Independent Public Accountants

o   Report of Management

               SUPPLEMENTARY DATA
               ------------------

o   Interim Consolidated Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)                 PAGE
-----------------------------------------------------                 ----

   Schedule II - Valuation and Qualifying Accounts                     84

   Report of Independent Public Accountants                            85

   Financial Data Schedule                                             97

         All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective financial statements or notes thereto.

3. EXHIBITS
-----------

EXHIBIT NO.               DESCRIPTION
-----------               -----------
3.01     Copy of Restated Certificate of Incorporation.  (Filed as Exhibit
                  3.01 to OGE Energy's Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and
                  incorporated by reference herein)

3.02 By-laws. (Filed as Exhibit 3.02 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

4.01     Copy of Trust Indenture, dated
                  February 1, 1945, from OG&E to
                  The First National Bank and Trust Company of Oklahoma City, Trustee. (Filed as Exhibit 7-A to
                  Registration Statement No. 2-5566 and incorporated by reference herein)

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

4.24     Copy of Supplemental Trust Indenture, dated
                  April 15, 1982, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.24 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1982, and incorporated by reference herein)

4.25     Copy of Supplemental Trust Indenture, dated
                  August 15, 1986, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.25 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1986, and incorporated by reference herein)

4.26     Copy of Supplemental Trust Indenture, dated
                  March 1, 1987, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.26 to OG&E's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

4.28     Copy of Supplemental Trust Indenture, dated
                  November 15, 1990, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.28 to OG&E's Form 10-K Report for the year ended December 31, 1990, File No. 1-1097, and incorporated by reference herein)

4.29     Copy of Supplemental Trust Indenture, dated
                  December 9, 1991, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.29 to
                  OG&E's Form 10-K Report for the year ended
                  December 31, 1991, File No. 1-1097, and incorporated by reference herein)

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

4.33     Supplemental  Indenture No. 2, dated as of July 1, 1997,
                  being a supplemental instrument to Exhibit
                  4.31 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

4.34     Supplemental Trust Indenture dated as of July 1, 1997,
                  being a supplemental instrument to Exhibit 4.01 hereto.
                  (Filed as Exhibit 4.02 to OG&E's Form 8-K filed on
                  July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

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

10.05    Form of Change of Control Agreement for Officers of the
                  Company and OG&E. (Filed as Exhibit 10.07 to
                  OGE Energy's Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.06    Amended and  Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10.08 to OGE
                  Energy's  Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.07    Amended and  Restated  Restricted  Stock Plan of the  Company.
                  (Filed as Exhibit 10.09 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.08    Agreement and Plan of Reorganization, dated May 14, 1986,
                  between OG&E and Mustang Fuel Corporation.
                  (Attached  as Appendix A to Registration Statement
                  No. 33-7472 and incorporated by reference herein)

10.09    OG&E's Restoration of Retirement Income Plan, as amended.
                  (Filed as Exhibit 10.12 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.10    Company's Restoration of Retirement Savings Plan, as amended.
                  (Filed as Exhibit 10.13 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.11    OG&E's Supplemental Executive Retirement Plan, as amended.
                  (Filed as Exhibit 10.15 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.12    Company's Annual Incentive Compensation Plan. (Filed as
                  Exhibit 10.16 to OGE Energy's Form 10-K
                  for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

21.01    Subsidiaries of the Registrant.

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995.

99.02    Description of Common Stock.  (Filed as Exhibit 99.02
                  to OGE Energy's Form 10-K for the year
                  ended December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------
10.05    Form of Change of Control Agreement for Officers of the
                  Company and OG&E. (Filed as Exhibit 10.07 to
                  OGE Energy's Form 10-K for the year ended
                  December 31, 1996 (File No.  1-12579) and
                  incorporated by reference herein)

10.06    Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10.08 to OGE
                  Energy's Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.07    Amended and Restated Restricted Stock Plan of the Company.
                  (Filed as Exhibit 10.09 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.09    OG&E's Restoration of Retirement Income Plan, as amended.
                  (Filed as Exhibit 10.12 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.10    Company's  Restoration of Retirement Savings Plan, as amended.
                  (Filed as Exhibit 10.13 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.11    OG&E's Supplemental Executive Retirement Plan, as amended.
                  (Filed as Exhibit 10.15 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.12    Company's Annual Incentive Compensation Plan.  (Filed as
                  Exhibit 10.16 to OGE Energy's Form 10-K
                  for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

(B) REPORTS ON FORM 8-K
-----------------------

         Item 5. Other Events, dated January 6, 1998 reported the Company's agreement to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the Mid-Continent Power Company, a cogeneration plant near
Pryor, Oklahoma. OG&E also filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company.

                                OGE ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                  COLUMN B              COLUMN C               COLUMN D      COLUMN E
                                        BALANCE      CHARGED TO     CHARGED TO                     BALANCE
                                       BEGINNING     COSTS AND         OTHER                        END OF
DESCRIPTION                             OF YEAR       EXPENSES       ACCOUNTS      DEDUCTIONS        YEAR
-----------                            ---------     -------------------------     ----------     --------
  1997                                                             (THOUSANDS)

Reserve for Uncollectible Accounts       $4,626        $7,334           -            $7,453        $4,507

  1996

Reserve for Uncollectible Accounts       $4,205        $7,720           -            $7,299        $4,626

  1995

Reserve for Uncollectible Accounts       $3,719        $7,673           -            $7,187        $4,205

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To OGE Energy Corp.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of OGE Energy Corp. (an
Oklahoma Corporation), formerly Oklahoma Gas & Electric Company, and its subsidiaries included in this Form 10-K, and have issued our report thereon dated January 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 76,
Item  14 (a) 2.  is  the  responsibility  of  the  Company's  management  and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         / s / Arthur Andersen LLP
                                               Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 20, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 27th day of March, 1998.

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

        Signature                        Title                       Date
---------------------------      -----------------------        --------------
/ s / Steven E. Moore
Steven E. Moore                  Principal Executive
                                   Officer and Director;        March 27, 1998

/ s / A. M. Strecker
A. M. Strecker                   Principal Financial and
                                   Accounting Officer.          March 27, 1998


      Herbert H. Champlin               Director;

      Luke R. Corbett                   Director;

      William E. Durrett                Director;

      Martha W. Griffin                 Director;

      Hugh L. Hembree, III              Director;

      Robert Kelley                     Director;

      Bill Swisher                      Director; and

      Ronald H. White, M.D.             Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                           March 27, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

3.01     Copy of Restated Certificate of Incorporation.  (Filed as Exhibit
                  3.01 to OGE Energy's Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

3.02     By-laws. (Filed as Exhibit 3.02 to OGE Energy's Form 10-K
                  for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

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

4.24     Copy of Supplemental Trust Indenture, dated
                  April 15, 1982, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.24 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1982, and incorporated by reference herein)

4.25     Copy of Supplemental Trust Indenture, dated
                  August 15, 1986, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.25 to OG&E's Form 10-K Report, File No. 1-1097, for the year ended December 31, 1986, and incorporated by reference herein)

4.26     Copy of  Supplemental Trust Indenture, dated
                  March 1, 1987, being a supplemental instrument
                  to Exhibit 4.01 hereto. (Filed as Exhibit  4.26
                  to OG&E's Form 10-K Report for the year
                  ended December 31, 1987, File No. 1-1097, and
                  incorporated  by reference herein)

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

4.31     Copy of Supplemental Trust Indenture, dated
                  October 1, 1995, from OG&E to
                  Boatmen's First National Bank of Oklahoma, Trustee.
                  (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.32     Copy of Supplemental Trust Indenture No. 1, dated
                  October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to
                  OG&E's Form 8-K Report dated October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

4.33     Supplemental Indenture No. 2, dated as of July 1, 1997,
                  being a  supplemental  instrument to Exhibit
                  4.31 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

4.34     Supplemental Trust Indenture dated as of July 1, 1997,
                  being a supplemental instrument to Exhibit 4.01 hereto.
                  (Filed as Exhibit 4.02 to OG&E's Form 8-K filed on
                  July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

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

10.05    Form of Change of Control Agreement for Officers of the
                  Company and OG&E. (Filed as Exhibit 10.07 to
                  OGE Energy's Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.06    Amended and Restated Stock Equivalent
                  and Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10.08 to OGE
                  Energy's  Form 10-K for the year ended
                  December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.07    Amended and Restated Restricted  Stock Plan of the Company.
                  (Filed as Exhibit 10.09 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.09    OG&E's Restoration of Retirement Income Plan, as amended.
                  (Filed as Exhibit 10.12 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.10    Company's Restoration of Retirement Savings Plan, as amended.
                  (Filed as Exhibit 10.13 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.11    OG&E's Supplemental Executive Retirement Plan, as amended.
                  (Filed as Exhibit 10.15 to OGE Energy's Form 10-K for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

10.12    Company's Annual Incentive Compensation Plan.  (Filed as
                  Exhibit 10.16 to OGE Energy's Form 10-K
                  for the year ended December 31, 1996 (File No.
                  1-12579) and incorporated by reference herein)

21.01    Subsidiaries of the Registrant.

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995

99.02    Description of Common Stock. (Filed as Exhibit 99.02
                  to OGE Energy's Form 10-K for the year
                  ended December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

