Form 10-Q
period 1998-03-31
OGE ENERGY CORP
filed 1998-05-15
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                321 North Harvey
                                  P. O. Box 321
                       Oklahoma City, Oklahoma 73101-0321
                    (Address of principal executive offices)
                                   (Zip Code)

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

There were 40,385,917 Shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 1998.

================================================================================


                                OGE ENERGY CORP.


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        3 MONTHS ENDED
                                                                           MARCH 31

                                                                   1998             1997
                                                              --------------    --------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility.........................................   $     236,645     $     227,878
  Non-utility..............................................          69,239            63,337
                                                              --------------    --------------
    Total operating revenues...............................         305,884           291,215
                                                              --------------    --------------
OPERATING EXPENSES:
  Fuel.....................................................          59,614            56,614
  Purchased power..........................................          56,325            58,157
  Gas purchased for resale.................................          48,247            42,958
  Other operation and maintenance..........................          79,401            71,625
  Depreciation and amortization............................          37,050            35,320
  Current income taxes.....................................          (1,996)             (886)
  Deferred income taxes, net...............................             908              (219)
  Deferred investment tax credits, net.....................          (1,287)           (1,287)
  Taxes other than income..................................          13,325            12,932
                                                              --------------    --------------
    Total operating expenses...............................         291,587           275,214
                                                              --------------    --------------
OPERATING INCOME...........................................          14,297            16,001
                                                              --------------    --------------

OTHER INCOME AND DEDUCTIONS:
  Interest income..........................................           1,483               547
  Other....................................................            (180)             (105)
                                                              --------------    --------------
    Net other income.......................................           1,303               442
                                                              --------------    --------------
INTEREST CHARGES:
  Interest on long-term debt...............................          13,790            15,419
  Allowance for borrowed funds used during construction....            (181)              (67)
  Other....................................................           2,331             1,351
                                                              --------------    --------------
    Total interest charges, net............................          15,940            16,703
                                                              --------------    --------------
NET LOSS...................................................            (340)             (260)

PREFERRED DIVIDEND REQUIREMENTS............................             733               571
                                                              --------------    --------------
LOSS AVAILABLE FOR COMMON..................................   $      (1,073)    $        (831)
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)..............          40,386            40,374

LOSS PER AVERAGE COMMON SHARE..............................   $       (0.03)    $       (0.02)
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.665     $       0.665

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                            MARCH 31         DECEMBER 31
                                                                              1998                1997
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   4,138,062      $    4,125,858
  Construction work in progress.................................                 39,616              25,799
                                                                          -------------      --------------
    Total property, plant and equipment.........................              4,177,678           4,151,657
      Less accumulated depreciation.............................              1,832,415           1,797,806
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,345,263           2,353,851
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 82,501              37,898
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                    240               4,257
  Accounts receivable - customers, net..........................                 97,731             117,842
  Accrued unbilled revenues.....................................                 29,200              36,900
  Accounts receivable - other...................................                 23,602              11,470
  Fuel inventories, at LIFO cost................................                 49,068              49,369
  Materials and supplies, at average cost.......................                 28,743              28,430
  Prepayments and other.........................................                  4,205               4,489
  Accumulated deferred tax assets...............................                  5,797               6,925
                                                                          -------------      --------------
    Total current assets........................................                238,586             259,682
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 10,500              10,500
  Income taxes recoverable through future rates.................                 42,095              42,549
  Other.........................................................                 59,690              61,385
                                                                          -------------      --------------
    Total deferred charges......................................                112,285             114,434
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,778,635      $    2,765,865
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     957,033      $      984,960
  Cumulative preferred stock....................................                    ---              49,266
  Long-term debt................................................                835,114             841,924
                                                                          -------------      --------------
    Total capitalization........................................              1,792,147           1,876,150
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Short-term debt...............................................                143,100               1,000
  Accounts payable..............................................                 70,785              77,733
  Dividends payable.............................................                 26,857              27,428
  Customers' deposits...........................................                 23,852              23,847
  Accrued taxes.................................................                  3,599              21,677
  Accrued interest..............................................                 15,494              20,041
  Long-term debt due within one year............................                 12,500              25,000
  Other.........................................................                 36,414              38,518
                                                                          -------------      --------------
    Total current liabilities...................................                332,601             235,244
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 64,710              62,023
  Accumulated deferred income taxes.............................                502,960             503,952
  Accumulated deferred investment tax credits...................                 71,590              72,878
  Other.........................................................                 14,627              15,618
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                653,887             654,471
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,778,635      $    2,765,865
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                                      3 MONTHS ENDED
                                                                                         MARCH 31
                                                                                  1998              1997
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss...........................................................        $        (340)     $        (260)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided From Operating Activities:
    Depreciation and amortization....................................               37,050             35,320
    Deferred income taxes and investment tax credits, net............                 (379)            (1,506)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................               20,111             29,216
      Accrued unbilled revenues......................................                7,700             10,000
      Fuel, materials and supplies inventories.......................                  (12)             1,758
      Accumulated deferred tax assets................................                1,128              3,853
      Other current assets...........................................                  247              3,028
      Accounts payable...............................................               (6,948)            (5,752)
      Accrued taxes..................................................              (18,078)           (14,314)
      Accrued interest...............................................               (4,547)            (3,024)
      Other current liabilities......................................               (2,670)            (2,495)
    Other operating activities.......................................                3,262             (8,461)
                                                                             --------------     --------------
        Net cash provided from operating activities..................               36,524             47,363
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (28,132)           (25,005)
  Other investment activities........................................              (58,343)               ---
                                                                             --------------     --------------
        Net cash used in investing activities........................              (86,475)           (25,005)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................              (25,000)           (15,000)
  Proceeds from long-term debt.......................................                5,690                ---
  Short-term debt, net...............................................              142,100             24,500
  Redemption of preferred stock......................................              (49,266)               (50)
  Cash dividends declared on preferred stock.........................                 (733)              (571)
  Cash dividends declared on common stock............................              (26,857)           (26,849)
                                                                             --------------     --------------
        Net cash provided (used) in financing activities.............               45,934            (17,970)
                                                                             --------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................               (4,017)             4,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                4,257              2,523
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         240      $       6,911
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      18,721      $      18,213
    Income taxes.....................................................        $       7,180      $       5,175
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

        In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1998, and December 31, 1997, and the results of operations and the changes in cash flows for the periods ended March 31, 1998, and March 31, 1997, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

        The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company adopted this new standard effective March 31, 1998. Comprehensive income as defined in SFAS No. 130 equals the Company's net income as shown in the Consolidated Statements of Income.

3. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

4. In February 1998, the FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

5. In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities" was issued. Adoption of SOP 98-5 is required in fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective March 31, 1999, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.


ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1998 (the "current period"), and the financial position as of March 31, 1998, of the Company and its subsidiaries: Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen"). For the three months ended March 31, 1998, approximately 77 percent of the Company's revenues consisted of regulated sales of electricity by OG&E, a public utility, while the remaining 23 percent was provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been de minimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1997 including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     In 1994, OG&E restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, OG&E implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced OG&E's workforce by approximately 900 employees.

     In response to an application filed by OG&E, the Oklahoma Corporation Commission ("OCC") issued an order on October 26, 1994, that permitted OG&E to:
(i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce OG&E's electric rates by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. The regulatory asset was fully amortized at February 28, 1997 and again the labor savings substantially offset the regulatory asset amortization in 1997 and therefore, did not significantly impact operating results.


REVENUES

     Total operating revenues increased $14.7 million or 5.0 percent. The increase was attributable to increased electric sales by OG&E and increase Enogex revenues. Increased electric sales were primarily attributable to continued electric customer growth, favorable weather conditions and the impact of the Generation Efficiency Performance Rider ("GEP Rider") that was authorized by the OCC in OG&E's most recent rate order. The GEP Rider increased revenue by approximately $6.4 million. These increases offset the effects of the $50 million annual rate reduction that became effective March 5, 1997.

     Customer growth and the favorable weather conditions in the electric service area resulted in a 3.3 percent increase in kilowatt-hour sales to OG&E customers ("system sales"). Sales to other utilities increased 1.6 percent; however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $5.2 million or 7.0 percent primarily due to higher volumes of natural gas sold through its gas marketing activities. This increase was partially offset by lower average prices for natural gas liquids and lower gas prices in the development and production segment.


EXPENSES

     Total operating expenses increased $16.4 million or 5.9 percent primarily due to increased fuel cost and other operation and expenses at OG&E, increased volumes and prices paid by Enogex for natural gas purchased for resale to third parties and increased costs at Enogex associated with expansion activities.

     Fuel expense increased $3.0 million or 5.3 percent primarily due to increased generation as a result of favorable weather conditions. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the

OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $5.3 million or 12.3 percent, due to higher volumes purchased and higher gas costs.

     Other operation and maintenance increased $7.8 million or 10.9 percent primarily due to increased costs associated with scheduled overhauls at three OG&E power generating stations and costs at Enogex associated with expansion activities.

     Depreciation and amortization increased $1.7 million or 4.9 percent due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Interest income increased $0.9 million primarily due to a $50 million loan to the NOARK partnership from Enogex in January 1998 as part of Enogex's entry into the NOARK partnership.

     Interest charges decreased $0.8 million or 4.6 percent primarily due to the redemption on August 21, 1997 of OG&E's $250 million of long-term debt, refinanced at lower interest cost, OG&E refinancing $56 million of 7 percent Pollution Control Revenue Bonds in July 1997 and OG&E retiring $25 million of
6.375 percent First-Mortgage Bonds in January 1998. These interest savings were partially offset by costs associated with increased short-term debt.

EARNINGS

     The current period net loss of $340,000 represents a decrease of $80,000. Loss per average common share increased from two cents to three cents in the current period. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds, short-term borrowings and medium-term notes of Enogex described below are expected to meet virtually all of the Company's capital requirements through the remainder of 1998. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities in its non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. The Company's capital expenditures for the current period of $28 million were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $4 million during the three months ended March 31, 1998. The decrease reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures, Enogex acquisition, redemption of preferred stock and dividend payments.

     In January 1998, Enogex, through a newly-formed subsidiary, Enogex Arkansas Pipeline Corp. ("EAPC") agreed to acquire interests in two natural gas pipelines, NOARK Pipeline System, L.P. ("NOARK") and Ozark Pipeline ("Ozark"), for approximately $30 million and $55 million, respectively. The NOARK line is a 302-mile intra-state pipeline system that extends from near Fort Chafee, Arkansas to near Paragould, Arkansas. Current throughput capacity on the NOARK line is approximately 130 million cubic feet per day. The Ozark line is a 437-mile interstate pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. Current throughput capacity on the Ozark line is approximately 170 million cubic feet per day. The transactions are subject to certain regulatory approvals, including that of the FERC.

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

     In January 1998, OG&E filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company
("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), OG&E was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required OG&E to purchase 110 megawatts of peaking capacity from the plant for 10 years beginning in 1998 - whether the capacity was needed or not. As part of this transaction, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant, for approximately $25 million. On March 13, 1998, the OCC issued its order granting the relief requested by OG&E. Completion of the transaction is subject to receipt of numerous regulatory approvals in addition to the OCC, including the FERC and the APSC. Assuming the transaction is approved by the necessary regulatory agencies and the transaction is completed, the term of the existing cogeneration contract will be reduced by four and one-half years, which should reduce the amounts to be paid by OG&E, and should provide savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Funding for the $25 million purchase price is expected to be provided by internally generated funds and short-term borrowings.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" and Item 5 - "Other Information" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1997 Form 10-K.


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1997 Form 10-K for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company or its subsidiaries and there have been no significant changes in the previously reported proceedings.

     1. As previously reported, in the State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63, on
February 24, 1997, the taxpayers instituted litigation against OG&E and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by OG&E to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E's Motion for Summary Judgment was granted. Plaintiffs appealed. On April 10, 1998, the Court of Civil Appeals affirmed the order of the trial court granting OG&E Summary Judgment. On April 29, 1998, Plaintiffs petitioned the Court of Civil Appeals for rehearing. Plaintiffs' petition is pending. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

     2. On February 18, 1998, Enogex was sued in the District Court of Oklahoma County, State of Oklahoma, for alleged breach of contract, fraud, breach of fiduciary duty, misappropriation and unjust enrichment arising from communications that allegedly created agreements regarding oil and gas exploration activities. Plaintiffs seek damages in excess of $25 million. While Enogex believes all the aforementioned claims are without merit and has filed a motion to dismiss, or an answer denying, plaintiffs' claims, Enogex cannot predict the ultimate outcome of this litigation. Enogex expects the court to schedule a hearing on its motion to dismiss the claims in June 1998.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K

     A Form 8-K Current Report under Item 5, Other Events, dated January 6, 1998, announcing that it will file an application with the OCC seeking approval of a revised cogeneration contract.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OGE Energy Corp.
                                  (Registrant)



                      By           /s/ James R. Hatfield
                        -------------------------------------
                                       James R. Hatfield
                                 Vice President and Treasurer

                 (On behalf of the registrant and in his capacity
                  as Principal Financial and Accounting Officer)



May 14, 1998


                                                                   EXHIBIT INDEX

EXHIBIT INDEX           DESCRIPTION
-------------           -----------

27.01   Financial Data Schedule
