Form 10-Q
period 1998-06-30
OGE ENERGY CORP
filed 1998-08-14
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

There were 80,771,834 Shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 1998.

================================================================================


                                OGE ENERGY CORP.


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        3 MONTHS ENDED                       6 MONTHS ENDED
                                                                           JUNE 30                              JUNE 30
                                                              --------------------------------     ---------------------------------
                                                                   1998             1997                1998               1997
                                                              --------------    --------------     --------------     --------------
                                                                                (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility.........................................   $     336,017     $     282,148      $     572,662      $     510,026
  Non-utility..............................................         113,084            51,080            182,323            114,417
                                                              --------------    --------------     --------------     --------------
    Total operating revenues...............................         449,101           333,228            754,985            624,443
                                                              --------------    --------------     --------------     --------------
OPERATING EXPENSES:
  Fuel.....................................................          78,555            60,348            138,169            116,962
  Purchased power..........................................          57,757            52,693            114,082            110,850
  Gas and electricity purchased for resale.................          92,257            32,501            140,504             75,459
  Other operation and maintenance..........................          79,441            74,943            158,842            146,568
  Depreciation and amortization............................          36,157            34,900             73,208             70,220
  Current income taxes.....................................          29,302            18,724             27,306             17,838
  Deferred income taxes, net...............................             114               169              1,022                (50)
  Deferred investment tax credits, net.....................          (1,287)           (1,288)            (2,575)            (2,575)
  Taxes other than income..................................          12,284            12,189             25,609             25,121
                                                              --------------    --------------     --------------     --------------
    Total operating expenses...............................         384,580           285,179            676,167            560,393
                                                              --------------    --------------     --------------     --------------
OPERATING INCOME...........................................          64,521            48,049             78,818             64,050
                                                              --------------    --------------     --------------     --------------

OTHER INCOME AND DEDUCTIONS:
  Interest income..........................................           1,497               824              2,981              1,371
  Other....................................................          (2,118)             (313)            (2,299)              (418)
                                                              --------------    --------------     --------------     --------------
    Net other income (deductions)..........................            (621)              511                682                953
                                                              --------------    --------------     --------------     --------------
INTEREST CHARGES:
  Interest on long-term debt...............................          13,535            15,558             27,325             30,977
  Allowance for borrowed funds used during construction....            (278)             (157)              (459)              (224)
  Other....................................................           2,778             2,074              5,109              3,425
                                                              --------------    --------------     --------------     --------------
    Total interest charges, net............................          16,035            17,475             31,975             34,178
                                                              --------------    --------------     --------------     --------------
NET INCOME.................................................          47,865            31,085             47,525             30,825

PREFERRED DIVIDEND REQUIREMENTS............................               -               572                733              1,143
                                                              --------------    --------------     --------------     --------------
EARNINGS AVAILABLE FOR COMMON..............................   $      47,865     $      30,513      $      46,792      $      29,682
                                                              ==============    ==============     ==============     ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          80,772            80,745             80,772             80,747

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.59     $        0.38      $        0.58      $        0.37

EARNINGS PER AVERAGE COMMON SHARE -
  ASSUMING DILUTION........................................   $        0.59     $        0.38      $        0.58      $        0.37
                                                              ==============    ==============     ==============     ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.3325     $      0.3325      $       0.665      $       0.665

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                            JUNE 30           DECEMBER 31
                                                                              1998                1997
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   4,158,409      $    4,125,858
  Construction work in progress.................................                 51,663              25,799
                                                                          -------------      --------------
    Total property, plant and equipment.........................              4,210,072           4,151,657
      Less accumulated depreciation.............................              1,851,755           1,797,806
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,358,317           2,353,851
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 36,009              37,898
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                  1,555               4,257
  Accounts receivable - customers, less reserve of $5,606 and
    $4,507 respectively.........................................                159,316             117,842
  Accrued unbilled revenues.....................................                 61,100              36,900
  Accounts receivable - other...................................                 18,631              11,470
  Fuel inventories, at LIFO cost................................                 49,998              49,369
  Materials and supplies, at average cost.......................                 28,026              28,430
  Prepayments and other.........................................                  7,347               4,489
  Accumulated deferred tax assets...............................                  7,721               6,925
                                                                          -------------      --------------
    Total current assets........................................                333,694             259,682
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 10,500              10,500
  Income taxes recoverable through future rates.................                 41,640              42,549
  Other.........................................................                 58,512              61,385
                                                                          -------------      --------------
    Total deferred charges......................................                110,652             114,434
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,838,672      $    2,765,865
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     978,041      $      984,960
  Cumulative preferred stock....................................                      -              49,266
  Long-term debt................................................                858,516             841,924
                                                                          -------------      --------------
    Total capitalization........................................              1,836,557           1,876,150
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Short-term debt...............................................                115,000               1,000
  Accounts payable..............................................                 78,927              77,733
  Dividends payable.............................................                 26,857              27,428
  Customers' deposits...........................................                 23,808              23,847
  Accrued taxes.................................................                 39,310              21,677
  Accrued interest..............................................                 17,809              20,041
  Long-term debt due within one year............................                      -              25,000
  Other.........................................................                 47,349              38,518
                                                                          -------------      --------------
    Total current liabilities...................................                349,060             235,244
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 63,089              62,023
  Accumulated deferred income taxes.............................                504,225             503,952
  Accumulated deferred investment tax credits...................                 70,303              72,878
  Other.........................................................                 15,438              15,618
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                653,055             654,471
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,838,672      $    2,765,865
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                                      6 MONTHS ENDED
                                                                                          JUNE 30
                                                                                  1998              1997
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $      47,525      $      30,825
  Adjustments to Reconcile Net Income to Net
   Cash Provided From Operating Activities:
    Depreciation and amortization....................................               73,208             70,220
    Deferred income taxes and investment tax credits, net............               (1,553)            (2,625)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................              (41,474)            20,090
      Accrued unbilled revenues......................................              (24,200)           (20,700)
      Fuel, materials and supplies inventories.......................                 (225)              (520)
      Accumulated deferred tax assets................................                 (796)             4,117
      Other current assets...........................................               (7,151)             2,069
      Accounts payable...............................................                1,194            (23,398)
      Accrued taxes..................................................               17,633              7,688
      Accrued interest...............................................               (2,232)              (834)
      Other current liabilities......................................                8,221              4,199
    Other operating activities.......................................                2,224             (2,174)
                                                                             --------------     --------------
        Net cash provided from operating activities..................               72,374             88,957
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (76,885)           (84,240)
  Other investment activities........................................               (1,650)                 -
                                                                             --------------     --------------
        Net cash used in investing activities........................              (78,535)           (84,240)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................             (112,500)           (15,000)
  Proceeds from long-term debt.......................................              105,672                  -
  Short-term debt, net...............................................              114,000             72,200
  Redemption of preferred stock......................................              (49,266)              (110)
  Cash dividends declared on preferred stock.........................                 (733)            (1,143)
  Cash dividends declared on common stock............................              (53,714)           (53,696)
                                                                             --------------     --------------
        Net cash provided from financing activities..................                3,459              2,251
                                                                             --------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................               (2,702)             6,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                4,257              2,523
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       1,555      $       9,491
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      29,025      $      32,885
    Income taxes.....................................................        $      11,696      $      11,887
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1998, and December 31, 1997, and the results of operations and the changes in cash flows for the periods ended June 30, 1998, and June 30, 1997, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

3. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

4. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-Up Activities". Adoption of SOP 98-5 is required in fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective March 31, 1999, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operations.

6. In January 1998, the Company awarded approximately 221,900 stock options, with an exercise price of $51.875, to certain employees, subject to shareowners' approval of the Company Stock Incentive Plan. The Stock Incentive Plan was subsequently approved at the 1998 Annual Meeting of Shareowners - See Item 4 "Submission of Matters to a Vote of Security Holders". Consequently, and taking into account the two-for-one stock split authorized by the Board of Directors on May 21, 1998, the number of stock options outstanding at June 30, 1998, was approximately 443,800, with an exercise price of $25.9375. These options were considered in the calculation of Earnings Per Average Common Share - Assuming Dilution. All references in the accompanying financial statements to the number of common shares and per share amounts for the three month and six month ended June 30 periods have been restated to reflect the stock split.



ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1998 (respectively, the "current periods"), and the financial position as of June 30, 1998, of the Company and its subsidiaries: Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen"). For current periods, approximately 75 percent and 76 percent of the Company's revenues consisted of regulated sales of electricity by OG&E, a public utility, while the remaining 25 percent and 24 percent were provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been deminimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), marketing electricity, natural gas and natural gas products and investing in the drilling for and production of crude oil and natural gas. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; failure of companies that the Company does business with to be Year 2000 compliant; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1997 including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     In 1994, OG&E restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, OG&E implemented the VERP and a severance package in 1994. These two packages reduced OG&E's workforce by approximately 900 employees.

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

EARNINGS

     Net income increased $16.8 million or 54.0 percent in the three months ended June 30, 1998. For the six months ended June 30, 1998, net income increased $16.7 million or 54.2 percent. Of the $16.7 million increase, approximately $18.6 million was attributable to OG&E and a decrease of approximately $2.4 million was attributable to Enogex. As explained below, OG&E's increase in earnings was primarily attributable to higher revenues from warmer weather and higher margins on off-systems sales. The decrease in Enogex's earnings reflects depressed natural gas commodity prices, resulting in reduced margins. As a result, the Company does not expect Enogex to meet its goal of 10 percent annual earnings growth in 1998 nor meet last year's net income of $16.2 million, but remains confident that a rebound in commodity prices would substantially improve the outlook for Enogex. Earnings per average common share increased from $0.38 to $0.59 and from $0.37 to $0.58 in the current periods.

REVENUES

     Total operating revenues increased $115.9 million or 34.8 percent and $130.5 million or 20.9 percent in the current periods. These increases were attributable to increased electric sales by OG&E and significantly increased Enogex revenues.

     Increased electric sales by OG&E were primarily attributable to significantly warmer weather, continued electric customer growth and the impact of the Generation Efficiency Performance Rider ("GEP Rider") that was authorized by the OCC in OG&E's most recent rate order. The significantly warmer weather resulted in increased electric utility revenue of approximately $22.8 million and $23.4 million. The GEP Rider increased electric utility revenue by approximately $4.2 million and $9.9 million. Together, these increases offset the effects of the annual rate reduction that became effective March 5, 1997.

     Favorable weather conditions in the electric service area and customer growth resulted in a 12.7 percent and 8.1 percent increase in kilowatt-hour sales to OG&E customers ("system sales"). Kilowatt-hour sales by OG&E to other utilities increased 9.1 percent and decreased 1.3 percent; however, the early summer heat drove prices of this off-system electricity to record levels, increasing operating revenues approximately $8.5 million in the current periods and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will continue.

     Enogex revenues increased $62.1 million or 101.2 percent and $67.3 million or 49.7 percent in the current periods, largely due to increased revenues from its marketing of natural gas and natural gas products (increases of $48.4 million and a $53.2 million in the current periods). These increased gas-related revenues were attributable primarily to significantly higher volumes sold with little or no increase in sales prices as such commodity prices were depressed. The recent expansion into the marketing of electricity also increased revenues $13.2 million and $14.0 million in the current periods.

EXPENSES

     Total operating expenses increased $99.4 million or 34.9 percent in the three months ended June 30, 1998. This increase was primarily due to increased gas and electricity purchased for resale, fuel expense and current income taxes. Enogex's gas and electricity purchased for resale pursuant to its gas and electric marketing operations increased $59.8 million or 183.9 percent in the three months ended June 30, 1998, due to significantly higher sales volumes resulting from Enogex's expansion into electricity marketing, expansion of natural gas marketing and recent expansion and acquisition of natural gas and natural gas liquids facilities. OG&E's fuel expense increased $18.2 million or
30.2 percent primarily due to increased generation as a result of significantly warmer weather.

     In the six months ended June 30, 1998, total operating expenses were up $115.8 million or 20.7 percent primarily due to increased gas and electricity purchased for resale ($65.0 million or 86.2 percent), fuel expense ($21.2 million or 18.1 percent), purchased power ($3.2 million or 2.9 percent), operation and maintenance ($12.3 million or 8.4 percent) and current income taxes ($9.5 million or 53.1 percent).

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

     OG&E's purchased power costs increased $5.1 million or 9.6 percent and $3.2 million or 2.9 percent primarily due to the start of a power purchase contract with a cogeneration plant near Pryor, Oklahoma, from which OG&E is obligated to purchase 110 megawatts of peaking capacity, beginning in January 1998. See "Liquidity and Capital Requirements."

     Other operation and maintenance increased $4.5 million or 6.0 percent and $12.3 million or 8.4 percent in the current periods. These increases were primarily due to increased costs associated with scheduled overhauls at three OG&E power generating stations and costs at Enogex associated with increased sales volumes and costs resulting from its expansion activities.

     Depreciation and amortization increased $1.3 million or 3.6 percent and $3.0 million or 4.3 percent during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Current income taxes increased $10.6 million or 56.5 percent and $9.5 million or 53.1 percent in the current periods due to higher pre-tax earnings.

     Interest income increased $0.7 million and $1.6 million primarily due to a $50 million loan to the NOARK Pipeline System, L.P. ("NOARK") from Enogex in January 1998 as part of Enogex's entry into the NOARK partnership. This loan was repaid in June 1998. See "Liquidity and Capital Requirements."

     Interest charges  decreased $1.4 million or 8.2 percent and $2.2 million or
6.4 percent primarily due to the redemption on August 21, 1997 of OG&E's $250 million of long-term debt, refinanced at lower interest cost, OG&E refinancing $56 million of 7 percent Pollution Control Revenue Bonds in July 1997 and OG&E retiring $25 million of 6.375 percent First-Mortgage Bonds in January 1998. These interest savings were partially offset by costs associated with increased short-term debt.


LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1998. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities at Enogex and other non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $76.9 million for the six months ended June 30, 1998 were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $2.7 million during the six months ended June 30, 1998. The decrease reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures, Enogex acquisition, redemption of preferred stock and dividend payments.

     In January 1998, Enogex, through a newly-formed subsidiary, Enogex Arkansas Pipeline Corp. ("EAPC") acquired a 40 percent interest in NOARK, a natural gas pipeline, for approximately $30 million and agreed to acquire Ozark Pipeline ("Ozark"), for approximately $55 million. The NOARK line is a 302-mile intra-state pipeline system that extends from near Fort Chaffee, Arkansas to near Paragould, Arkansas. Current throughput capacity on the NOARK line is approximately 130 million cubic feet per day. The Ozark line is a 437-mile interstate pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. Current throughput capacity on the Ozark line is approximately 170 million cubic feet per day.

     In July 1998, EAPC acquired Ozark and contributed Ozark to the NOARK partnership. The two pipelines will be integrated into a single, interstate transmission system at an estimated additional cost of $15 million. After the integration, which is to be funded by EAPC, EAPC will own a 75 percent interest in the NOARK partnership and Southwestern Energy Pipeline Co. will retain its 25 percent interest in the partnership.

     In June 1998, NOARK Pipeline Finance, L.L.C., a finance company subsidiary of NOARK, issued $80.0 million aggregate principal amount of unsecured 7.15 percent Notes due 2018. These Notes are entitled to the benefits of a guaranty issued by Enogex pursuant to which Enogex has guaranteed 40 percent (subject to certain adjustments) of the principal, interest and premium on such Notes. The remaining 60 percent of the principal, interest and premium on such Notes are guaranteed by Southwestern Energy Company, the parent company of Southwestern Energy Pipeline Company. The proceeds from the sale of the Notes were loaned by NOARK Pipeline Finance, L.L.C. to NOARK and utilized by NOARK (i) to repay a bank revolving line of credit (approximately $29.75 million), (ii) to repay an outstanding term loan from Enogex (approximately $48.825 million) and (iii) for general corporate purposes.

     In July 1998, Enogex agreed to lease underground gas storage from Central Oklahoma Oil and Gas Corp. ("COOG"). COOG currently leases gas storage capacity to OG&E. As part of this lease transaction, the Company made a $12 million secured loan to an affiliate of COOG. The loan is repayable in 2003 and is secured by the assets and stock of COOG.

     In January 1998, OG&E filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company
("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), OG&E was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required OG&E to purchase 110 megawatts of peaking capacity from the plant for 10 years beginning in 1998 - whether the capacity was needed or not. As part of this transaction, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owns the MCPC plant, for approximately $25 million. OG&E has obtained the required regulatory approvals from the OCC, APSC and FERC. Assuming the transaction is completed, the term of the existing cogeneration contract will be reduced by four and one-half years, which should reduce the amounts to be paid by OG&E, and should provide savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Funding for the $25 million purchase price is expected to be provided by internally generated funds and short-term borrowings. The Company has been notified by the company that currently owns the stock of OLAC (the "Seller") that it is in arbitration with a third party over its ability to sell the stock of OLAC to the Company. The Company has been further notified that the arbitrator has ruled that the stock of OLAC may not be sold to the Company until it has first been offered to the third party on the same terms as it was offered to the Company. If the Seller does not sell the stock of OLAC to the Company, the Company intends to pursue its available legal remedies.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31, 1998 and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1997 Form 10-K.

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

     As reported in the Company's Form 10-Q, for the quarter ended March 31, 1998, in the State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63, on February 24, 1997, the taxpayers instituted litigation against OG&E and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by OG&E to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E's Motion for Summary Judgment was granted. Plaintiffs appealed. On April 10, 1998, the Court of Civil Appeals affirmed the order of the trial court granting OG&E Summary Judgment. On April 29, 1998, Plaintiffs petitioned the Court of Civil Appeals for rehearing. Plaintiffs' Petition for Rehearing was overruled. Plaintiffs timely filed a Petition for Certiorari with the Oklahoma Supreme Court. Plaintiffs' Petition for Certiorari with the Oklahoma Supreme Court is presently pending. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or its results of operations.

     As reported under Item 1 of the Company's 1997 Form 10-K, the Staff of the APSC commenced a proceeding in February 1998 seeking a $3.1 million annual reduction of OG&E's electric rates in Arkansas. OG&E has made various filings in this proceeding asserting that no reduction in its rates is appropriate. OG&E cannot predict at the present time when this matter will be concluded or its ultimate outcome.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company's  Annual Meeting of  Shareowners  was held on May
                  21, 1998.

         (b)      Not applicable.

         (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

                  (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                           Luke R. Corbett - 34,598,715 votes for election and 774,210 votes withheld

                           Robert Kelley - 34,628,186 votes for election and 744,739 votes withheld

                           Bill Swisher - 34,558,746 votes for election and 814,179 votes withheld

                  (2) The Shareowners voted for approval of the OGE Energy Corp. Stock Incentive Plan with 30,775,438 votes for approval, 3,460,355 votes against, 1,137,128 votes abstaining and 4 broker non-votes.

                  (3) The Shareowners voted for approval of the OGE Energy Corp. Annual Incentive Compensation Plan with 31,198,811 votes for approval, 2,921,624 votes against, 1,252,478 votes abstaining and 12 broker non-votes.

ITEM 5  OTHER INFORMATION

     Reference is made to Item 1 of the Company's 1997 Form 10-K for a discussion of the Electric Restructuring Act of 1997 (the "Act"), which, if implemented as proposed, would allow electric retail customers in Oklahoma to choose their electric supplier by July 2002. In June 1998, various amendments to the Act were enacted, which amendments, among other things; (i) direct that the Joint Electric Utility Task Force (i.e., a committee composed of members of the Oklahoma Senate and Oklahoma House of Representatives), rather than the OCC or Oklahoma Tax Commission, conduct the various studies required by the Act; (ii) establish October 1, 1999 as the completion date for such studies; (iii) require a uniform tax policy be established by July 1, 2002 (the original language of the Act precluded retail consumer choice until a uniform tax policy was established); and (iv) add a new provision to the Act that requires out-of-state suppliers of electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers to provide equal access to their transmission and distribution facilities outside of Oklahoma.

     Reference is made to Item 1 of the Company's 1997 Form 10-K for a discussion of various proceedings established by the APSC to consider the implementation of a competitive retail electric market in Arkansas. Those proceedings have commenced and OG&E is actively participating in the process. It appears that, following the completion of these proceedings, the APSC will submit a report on retail choice to the Arkansas Legislature by the end of 1998.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                       27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  (1) A Form 8-K Current Report under Item 5, Other Events, dated May 21, 1998, announcing two-for-one stock split effective June 15, 1998, to shareowners of record on June 1, 1998.

                  (2) A Form 8-K Current Report under Item 5, Other Events, dated June 12, 1998, announcing the number of shares of common stock registered by Post-Effective Amendment No. 1-B to Registration Statement 33-61699 has been increased from 3,000,000 shares to 5,448,941 shares, in conjunction with the previously announced two-for-one stock split.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OGE ENERGY CORP.
                                  (Registrant)



                        By        /s/ Donald R. Rowlett
                        -------------------------------------
                                      Donald R. Rowlett
                              Controller Corporate Accounting

                       (On behalf of the registrant and in
                    his capacity as Chief Accounting Officer)

August 13, 1998


                                                                   EXHIBIT INDEX

EXHIBIT INDEX           DESCRIPTION
-------------           -----------

27.01   Financial Data Schedule
