Form 10-Q
period 1998-09-30
OGE ENERGY CORP
filed 1998-11-13
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

There were 80,771,834 Shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 1998.

================================================================================


                                OGE ENERGY CORP.


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        3 Months Ended                       9 Months Ended
                                                                         September 30                         September 30
                                                              --------------------------------     ---------------------------------
                                                                   1998             1997                1998               1997
                                                              --------------    --------------     --------------     --------------
                                                                                (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility.........................................   $     474,209     $     417,612      $   1,046,871      $     927,637
  Non-utility..............................................         143,089            56,975            325,412            171,393
                                                              --------------    --------------     --------------     --------------
    Total operating revenues...............................         617,298           474,587          1,372,283          1,099,030
                                                              --------------    --------------     --------------     --------------
OPERATING EXPENSES:
  Fuel.....................................................         109,655            94,820            247,824            211,783
  Purchased power..........................................          65,107            55,081            179,189            165,931
  Gas and electricity purchased for resale.................         114,679            38,855            255,183            114,314
  Other operation and maintenance..........................          68,587            79,440            227,429            226,008
  Depreciation and amortization............................          40,293            35,880            113,500            106,100
  Current income taxes.....................................          65,590            43,344             92,896             61,182
  Deferred income taxes, net...............................          12,038            12,617             13,061             12,566
  Deferred investment tax credits, net.....................          (1,287)           (1,287)            (3,862)            (3,862)
  Taxes other than income..................................          13,316            12,569             38,925             37,690
                                                              --------------    --------------     --------------     --------------
    Total operating expenses...............................         487,978           371,319          1,164,145            931,712
                                                              --------------    --------------     --------------     --------------
OPERATING INCOME...........................................         129,320           103,268            208,138            167,318
                                                              --------------    --------------     --------------     --------------

OTHER INCOME (DEDUCTIONS):
  Interest income..........................................             860             1,362              3,841              2,733
  Other....................................................          (1,849)            2,012             (4,148)             1,594
                                                              --------------    --------------     --------------     --------------
    Net other income (deductions)..........................            (989)            3,374               (307)             4,327
                                                              --------------    --------------     --------------     --------------
INTEREST CHARGES:
  Interest on long-term debt...............................          18,346            16,687             45,672             47,665
  Allowance for borrowed funds used during construction....            (280)             (249)              (740)              (473)
  Other....................................................           2,147               684              7,256              4,109
                                                              --------------    --------------     --------------     --------------
    Total interest charges, net............................          20,213            17,122             52,188             51,301
                                                              --------------    --------------     --------------     --------------
NET INCOME.................................................         108,118            89,520            155,643            120,344

PREFERRED DIVIDEND REQUIREMENTS............................               -               571                733              1,714
                                                              --------------    --------------     --------------     --------------
EARNINGS AVAILABLE FOR COMMON..............................   $     108,118     $      88,949      $     154,910      $     118,630
                                                              ==============    ==============     ==============     ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          80,772            80,743             80,772             80,746

EARNINGS PER AVERAGE COMMON SHARE..........................   $        1.34     $        1.10      $        1.92      $        1.47

EARNINGS PER AVERAGE COMMON SHARE -
  ASSUMING DILUTION........................................   $        1.33     $        1.10      $        1.91      $        1.47
                                                              ==============    ==============     ==============     ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.3325     $      0.3325      $      0.9975      $      0.9975

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                          September 30        December 31
                                                                              1998                1997
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   4,370,375      $    4,125,858
  Construction work in progress.................................                 50,352              25,799
                                                                          --------------     ---------------
    Total property, plant and equipment.........................              4,420,727           4,151,657
      Less accumulated depreciation.............................              1,893,722           1,797,806
                                                                          --------------     ---------------
  Net property, plant and equipment.............................              2,527,005           2,353,851
                                                                          --------------     ---------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 49,361              37,898
                                                                          --------------     ---------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                    311               4,257
  Accounts receivable - customers, less reserve of $3,489 and
    $4,507 respectively.........................................                193,942             117,842
  Accrued unbilled revenues.....................................                 46,600              36,900
  Accounts receivable - other...................................                 11,708              11,470
  Fuel inventories, at LIFO cost................................                 48,657              49,369
  Materials and supplies, at average cost.......................                 29,001              28,430
  Prepayments and other.........................................                 23,433               4,489
  Accumulated deferred tax assets...............................                  6,404               6,925
                                                                          --------------     ---------------
    Total current assets........................................                360,056             259,682
                                                                          --------------     ---------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 10,500              10,500
  Income taxes recoverable - future rates.......................                 40,592              42,549
  Other.........................................................                 61,848              61,385
                                                                          --------------     ---------------
    Total deferred charges......................................                112,940             114,434
                                                                          --------------     ---------------
TOTAL ASSETS....................................................          $   3,049,362      $    2,765,865
                                                                          ==============     ===============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $   1,059,303      $      984,960
  Cumulative preferred stock....................................                      -              49,266
  Long-term debt................................................                936,548             841,924
                                                                          --------------     ---------------
    Total capitalization........................................              1,995,851           1,876,150
                                                                          --------------     ---------------
CURRENT LIABILITIES:
  Short-term debt...............................................                 94,700               1,000
  Accounts payable..............................................                 80,610              77,733
  Dividends payable.............................................                 26,857              27,428
  Customers' deposits...........................................                 24,181              23,847
  Accrued taxes.................................................                 90,184              21,677
  Accrued interest..............................................                 18,538              20,041
  Long-term debt due within one year............................                  2,000              25,000
  Other.........................................................                 46,225              38,518
                                                                          --------------     ---------------
    Total current liabilities...................................                383,295             235,244
                                                                          --------------     ---------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 55,119              62,023
  Accumulated deferred income taxes.............................                515,018             503,952
  Accumulated deferred investment tax credits...................                 69,016              72,878
  Other.........................................................                 31,063              15,618
                                                                          --------------     ---------------
    Total deferred credits and other liabilities................                670,216             654,471
                                                                          --------------     ---------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   3,049,362      $    2,765,865
                                                                          ==============     ===============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                                      9 Months Ended
                                                                                       September 30
                                                                                  1998              1997
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $     155,643      $     120,344
  Adjustments to Reconcile Net Income to Net Cash:
    Depreciation and amortization....................................              113,500            106,100
    Deferred income taxes and investment tax credits, net............                9,199              8,704
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................              (76,100)           (33,210)
      Accrued unbilled revenues......................................               (9,700)           (14,400)
      Fuel, materials and supplies inventories.......................                  141              1,837
      Accumulated deferred tax assets................................                  521              4,130
      Other current assets...........................................              (16,314)               985
      Accounts payable...............................................                2,877            (19,224)
      Accrued taxes..................................................               68,507             48,434
      Accrued interest...............................................               (1,503)            (4,015)
      Other current liabilities......................................                7,470              1,832
    Other operating activities.......................................              (22,826)            (6,810)
                                                                             --------------     --------------
        Net cash provided by operating activities....................              231,415            214,707
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................             (196,769)          (118,983)
  Other investment activities........................................                5,106                  -
                                                                             --------------     --------------
        Net cash used in investing activities........................             (191,663)          (118,983)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................             (112,500)          (265,000)
  Proceeds from long-term debt.......................................              105,671            280,000
  Short-term debt, net...............................................               93,700            (23,400)
  Redemption of preferred stock......................................              (49,266)              (113)
  Retirement of treasury stock.......................................                    -                285
  Cash dividends declared on preferred stock.........................                 (733)            (1,714)
  Cash dividends declared on common stock............................              (80,570)           (80,517)
                                                                             --------------     --------------
        Net cash used in financing activities........................              (43,698)           (90,459)
                                                                             --------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................               (3,946)             5,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                4,257              2,523
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         311      $       7,788
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      44,363      $      53,261
    Income taxes.....................................................        $      35,316      $      25,067
  NON-CASH INVESTING ACTIVITIES DURING THE PERIOD FOR:
    Capital lease financing..........................................        $       9,818      $           -
--------------------------------------------------------------------------------------------------------------

DISCLOSURE OF ACCOUNTING POLICY:
  For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1998, and December 31, 1997, and the results of operations and the changes in cash flows for the periods ended September 30, 1998, and September 30, 1997, have been included and are of a normal recurring nature.

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

4. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective March 31, 1999, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

5.   In April  1998,  the  AICPA  issued  SOP  98-5,  "Reporting  on the Cost of
     Start-Up Activities". Adoption of SOP 98-5 is required in fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective March 31, 1999, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

6. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

7. In January 1998, the Company awarded approximately 221,900 stock options, with an exercise price of $51.875, to certain employees, subject to shareowners' approval of the Company Stock Incentive Plan. The Stock Incentive Plan was subsequently approved at the 1998 Annual Meeting of Shareowners - See Item 4 "Submission of Matters to a Vote of Security Holders" in the Company's Form 10-Q for the quarter ended June 30, 1998. Consequently, and taking into account the two-for-one stock split authorized by the Board of Directors on May 21, 1998, the number of stock options outstanding at September 30, 1998, was approximately 443,800, with an exercise price of $25.9375. These options were considered in the calculation of Earnings Per Average Common Share - Assuming Dilution. All references in the accompanying financial statements to the number of common shares and per share amounts for the three month and nine month ended September 30 periods have been restated to reflect the stock split.

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1998 (respectively, the "current periods"), and the financial position as of
September 30, 1998, of the Company and its subsidiaries: Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen"). Approximately 77 percent and 76 percent of the Company's revenues for the current periods consisted of regulated sales of electricity by OG&E, a public utility, while the balance of the revenues were provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been deminimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of gathering and processing natural gas, producing natural gas liquids, transporting natural gas through its intra-state pipeline for various customers (including OG&E), marketing electricity, natural gas and natural gas products and investing in the drilling for and production of crude oil and natural gas. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; failure of companies that the Company does business with to be Year 2000 ready; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1997, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

     Net income increased $18.6 million or 20.8 percent in the three months ended September 30, 1998. Of the $18.6 million increase, approximately $19.3 million was attributable to OG&E and a decrease of approximately $1.6 million was attributable to Enogex. For the nine months ended September 30, 1998, net income increased $35.3 million or 29.3 percent. Of the $35.3 million increase, approximately $37.9 million was attributable to OG&E and a decrease of approximately $4.0 million was attributable to Enogex. As explained below, OG&E's increase in earnings was primarily attributable to higher revenues from warmer weather and higher margin sales to other utilities and power marketers ("off-system sales"). Enogex earnings in 1997 included a one-time gain of $1.6 million on the sale of certain surplus assets. Excluding this gain, Enogex's earnings decreased $2.4 million, in the current period, primarily due to deteriorated gas processing economics reflecting depressed natural gas liquids prices and lower margins in drilling and production operations due to lower prices. The Company does not expect Enogex to meet last year's net income of $16.2 million, but remains confident that a rebound in commodity prices would substantially improve the outlook for Enogex. Earnings per average common share increased from $1.10 to $1.34 and from $1.47 to $1.92 in the current periods.

REVENUES

     Total operating revenues increased $142.7 million or 30.1 percent and $273.3 million or 24.9 percent in the current periods. These increases were attributable to increased electric sales by OG&E and significantly increased Enogex revenues.

     Increased electric sales by OG&E were primarily attributable to significantly warmer weather and the impact of the Generation Efficiency Performance Rider ("GEP Rider") that was authorized by the Oklahoma Corporation Commission ("OCC") in OG&E's most recent rate order. The significantly warmer weather resulted in increased electric utility revenue of approximately $24.6 million and $43.9 million for the current periods. The GEP Rider increased electric utility revenue by approximately $2.1 million and $11.9 million for the current periods. Together, these increases offset the effects of the annual rate reduction that became effective March 5, 1997.

     Warmer weather in the electric  service area resulted in a 11.4 percent and
9.5 percent increase in kilowatt-hour sales to OG&E customers ("system sales"). Kilowatt-hour sales by OG&E to other utilities decreased 63.4 and 32.0 percent; however, the summer heat drove prices of this off-system electricity to record levels, increasing operating revenues approximately $6.0 and $16.4 million in the current periods and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will continue.

     Enogex revenues increased $86.6 million or 128.5 percent and $153.8 million or 75.9 percent in the current periods, largely due to increased revenues from its marketing of natural gas and natural gas products (increases of $62.3 million and $115.5 million in the current periods). These increased gas-related revenues were attributable primarily to significantly higher volumes sold with little or no increase in sales prices as such commodity prices were depressed. The recent expansion into the marketing of electricity also increased revenues $19.0 million and $33.0 million in the current periods.

EXPENSES

     Total operating  expenses  increased  $116.7 million or 31.4 percent in the three months ended September 30, 1998. This increase was primarily due to increased gas and electricity purchased for resale, current income taxes, fuel expense and purchased power, partially offset by a decrease in other operation and maintenance expense. Enogex's gas and electricity purchased for resale pursuant to its gas and electricity marketing operations increased $75.6 million or 194.6 percent in the three months ended September 30, 1998, due to significantly higher sales volumes resulting from Enogex's expansion into electricity marketing, expansion of natural gas marketing and recent expansion and acquisition of natural gas and natural gas liquids facilities. OG&E's fuel expense increased $14.8 million or 15.6 percent primarily due to increased generation as a result of significantly warmer weather.

     In the nine months ended September 30, 1998, total operating expenses were up $232.4 million or 24.9 percent primarily due to increased gas and electricity purchased for resale ($140.9 million or 123.2 percent), fuel expense ($36.0 million or 17.0 percent), current income taxes and purchased power.

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

     OG&E's purchased power costs increased $10.0 million or 18.2 percent and $13.3 million or 8.0 percent primarily due to increased summer demand for and the availability of electricity at favorable prices. The start of a power purchase contract with a cogeneration plant near Pryor, Oklahoma, from which OG&E was obligated to purchase 110 megawatts of peaking capacity, beginning in January 1998, also contributed to this increase. See "Liquidity and Capital Requirements."

     Other operation and maintenance expense decreased $10.9 million or 13.7 percent for the three-month period and increased $1.4 million or 0.6 percent for the nine-month period. The three-month decrease is primarily due to reduced costs for professional and other outside services and employee benefit costs. However, the nine-month variance shows expenses only slightly above those of last year.

     Depreciation and amortization increased $4.4 million or 12.3 percent and $7.4 million or 7.0 percent during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Current income taxes increased $22.2 million or 51.3 percent and $31.7 million or 51.8 percent in the current periods primarily due to higher pre-tax earnings.

     Interest charges increased $3.1 million or 18.1 percent for the three months ended September 30, 1998 and $0.9 million or 1.7 percent for the nine-month period primarily due to higher interest charges at Enogex and costs associated with increased short-term debt (See "Liquidity and Capital Requirements"). These increases were partially offset by lower interest charges at OG&E.


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

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities at Enogex and other non-utility businesses and, to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $194.5 million for the nine months ended September 30, 1998, were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $3.9 million during the nine months ended September 30, 1998. The decrease reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures, Enogex acquisitions, redemption of preferred stock and dividend payments.

     In January 1998, Enogex, through a newly-formed subsidiary, Enogex Arkansas Pipeline Corp. ("EAPC") acquired a 40 percent interest in NOARK, a natural gas pipeline, for approximately $30 million and agreed to acquire Ozark, for approximately $55 million. The NOARK line is a 302-mile intra-state pipeline system that extends from near Fort Chaffee, Arkansas to near Paragould, Arkansas. Current throughput capacity on the NOARK line is approximately 130 million cubic feet per day. The Ozark line is a 437-mile interstate pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. Current throughput capacity on the Ozark line is approximately 170 million cubic feet per day.

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

     As previously reported, in January 1998, OG&E filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. As part of this transaction, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owns the MCPC plant, for approximately $25 million. OG&E obtained the required regulatory approvals from the OCC, APSC and FERC. If the transaction was completed, the term of the existing cogeneration contract would have been reduced by four and one-half years, which would have reduced the amounts to be paid by OG&E, and would have provided savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Following an arbitrator's decision that the owner of the stock of OLAC could not sell the stock of OLAC to the Company until it had offered such stock to a third party on the same terms as it was offered to the Company, the third party purchased the stock of OLAC and assumed ownership of the cogeneration plant in October 1998. The effect of this transaction is that OG&E's original contract with the cogeneration plant remains in place.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1997 Form 10-K.


THE YEAR 2000 ISSUE


     There has been a great deal of publicity about the Year 2000 (Y2K) and the possible problems that information technology systems may suffer as a result. The Y2K problem originated with the early development of computerized business applications. To save then-expensive storage space, reduce the complexity of calculations and yield better system performance, programmers and developers used a two-digit date scheme to represent the year (i.e. "72" for "1972"). This two-digit date scheme was used well into the 1980s and 1990s in traditional computer hardware such as mainframe systems, desktop personal computers and network servers, in customized software systems, off-the-shelf applications and operating systems as well as in embedded systems ("chips") in everything from elevators to industrial plants to consumer products. As the Year 2000 approaches, date-sensitive systems will recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers, suppliers, business partners and neighboring utilities to process critical financial and operational information incorrectly if they are not Year 2000 ready. A failure to identify and correct any such processing problems prior to January 1, 2000 could result in material operational and financial risks if the affected systems either cease to function or produce erroneous data. Such risks are described in more detail below, but could include an inability to operate OG&E's generating plants, disruptions in the operation of its transmission and distribution system and an inability to access interconnections with the systems of neighboring utilities.

     After the Company's mainframe conversion in 1994, some 300 programs were identified as having date sensitive code. All of these programs have since been corrected or will be replaced by Y2K ready packaged applications.

     The Company continues to address the Y2K issues in an aggressive manner. This is reflected by the January 1, 1997 implementation throughout the Company of SAP Enterprise Software, which is Y2K ready, for the financial systems. The SAP installation significantly reduced the potential risks in our older computer systems. The Company is making significant progress towards the implementation, in February 1999, of the enterprise-wide software system for customer systems. In addition to significantly reducing the potential risks of its current customer systems, the Company is set to streamline work processes in customer service and power delivery by integrating separate systems into a single system using the enterprise-wide software system. This new single system will also provide for a more flexible automated billing system and enhancements in handling customer service orders, energy outage incidents and customer services.

     In October of 1997, the Company formed a multi-functional Y2K Project Team of experienced and knowledgeable members from each business unit to review and test its operational systems in an effort to further eliminate any potential problems, should they exist. The team provides regular monthly reports on its progress to the Y2K Executive Steering Committee and senior management as well as helping prepare presentations to the Board of Directors.

     The Company's Year 2000 effort generally follows a three-phase process:

         Phase I - Inventory  and Assess Y2K Issues
         Phase II - Determine Y2K Readiness of Vendors, Suppliers & Customers Phase III - Correct, Test, Implement Solutions and Contingency Planning

STATE OF READINESS

     At present, the Company has substantially completed the internal inventory and assessment (Phase 1) of the Year 2000 plan. Vendor surveys are still being sent out and their responses are being recorded. Additional notices, however, will have to be sent to vendors that have not responded to our original requests for information (Phase II). Remediation efforts are ongoing and even though contingency planning is a normal part of our business, plans must be prepared to include specific activities with regard to Y2K issues (Phase III).

     In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that is Y2K ready. All existing personal computers will be upgraded with Y2K ready operating systems before the turn of the century. For embedded and plant operational systems; the Company has generally completed the evaluative process and is commencing corrective plans. In particular, the Company's Energy Management System (EMS) that monitors transmission interconnections and automatically signals generation output changes, has been contracted for replacement in 1999. Equipment has been ordered and software is currently being configured.

     The Company is also participating in an "Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool
(SPP) and the North American Electric Reliability Council (NERC). The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy (DOE).

COSTS OF YEAR 2000 ISSUES

     As described above, with the mainframe conversion, the enterprise software installations and the EMS replacement, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. Other than the costs associated with the mainframe conversion, the enterprise software installations and the EMS replacement, the Company's costs to date for Y2K issues have been less than $1 million. The Company expects to spend less than $5 million in 1999. These costs represent estimates, however, and there can be no assurance that actual costs associated with the Company's Y2K issues will not be higher.

RISKS OF YEAR 2000 ISSUES

     As described above, the Company has made significant progress in the implementation of its Year 2000 plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, the Company does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, the Company may possibly experience limited interruptions to some aspects of its activities, whether information technology, operational, administrative or otherwise, and the

Company is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

     Additionally, risk exists regarding the non-readiness of third parties with key business or operational importance to the Company. Year 2000 problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission or internal functional and administrative difficulties on the part of the Company. The Company is not presently aware of any such situations, however, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of the Company and there can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that effect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Y2K readiness will not be material.

     The Company plans to develop contingency plans for all material areas of Year 2000 risk and is in the process of preparing such plans. Among the areas contingency planning will address include delays in completion in the Company's remediation plans, failure or incomplete remediation results and failure of key third party contacts to be Y2K ready.

FORWARD LOOKING STATEMENTS

     The foregoing discussion regarding the timing, effectiveness, implementation, and costs of the Company's Year 2000 efforts, contains forward-looking statements, which are based on management's best estimates derived from assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer code, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications.

                           PART II. OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1997 Form 10-K and to Part II,
Item 1 of the Company's Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company or its subsidiaries and there have been no significant changes in the previously reported proceedings.

     As reported in the Company's Form 10-K for the year ended December 31, 1997, Trigen-Oklahoma City Energy Corporation sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. In the third quarter of 1998, OG&E withdrew its counterclaim. The case is currently scheduled for trial on December 1, 1998. While OG&E cannot predict the outcome of this proceeding, OG&E believes that it will not have a material adverse effect on the Company's or OG&E's financial position or results of operations.

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.01 - Financial Data Schedule.

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OGE ENERGY CORP.
                                  (Registrant)



                  By        /s/ Donald R. Rowlett
                    ----------------------------------------------
                                Donald R. Rowlett
                         Controller Corporate Accounting

                        (On behalf of the registrant and in
                  his capacity as Controller Corporate Accounting)

November 13, 1998


                                                                   EXHIBIT INDEX

EXHIBIT INDEX           DESCRIPTION
-------------           -----------

27.01   Financial Data Schedule
