Form 10-K
period 1998-12-31
OGE ENERGY CORP
filed 1999-03-30
CIK 1021635

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

For the fiscal year ended December 31, 1998       Commission File Number 1-12579

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         As of February 26, 1999, Common Shares outstanding were 77,801,317. Based upon the closing price on the New York Stock Exchange on February 26, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Company was: Common Stock $1,848,833,372.

         The proxy statement for the 1999 annual meeting of shareowners is incorporated by reference into Part III of this Report.

================================================================================



                                TABLE OF CONTENTS
ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

Item 1.  Business..............................................................1
         The Company...........................................................1
         Electric Operations...................................................2
                  General......................................................2
                  Regulation and Rates.........................................5
                  Rate Structure, Load Growth and Related Matters.............11
                  Fuel Supply.................................................12
         Enogex...............................................................14
         Origen...............................................................18
         Finance and Construction.............................................18
         Environmental Matters................................................19
         Employees............................................................21

Item 2.  Properties...........................................................22

Item 3.  Legal Proceedings....................................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................26

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters...........................................31

Item 6.  Selected Financial Data..............................................32

Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................33

Item 8.  Financial Statements and Supplementary Data..........................49

Item 9.  Changes in and Disagreements with Accountants
                and Financial Disclosure......................................80

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................80

Item 11. Executive Compensation...............................................80

Item 12. Security Ownership of Certain Beneficial
                Owners and Management.........................................80

Item 13. Certain Relationships and Related Transactions.......................80

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K...........................................80

                                     PART I

ITEM 1. BUSINESS.
----------------

                                   THE COMPANY


         OGE Energy Corp. (the "Company") is a public utility holding company, which was incorporated in August 1995 in the State of Oklahoma. The Company became the parent company of Oklahoma Gas and Electric Company ("OG&E") and its former subsidiary, Enogex Inc. on December 31, 1996 pursuant to a mandatory share exchange whereby each share of outstanding common stock of OG&E was exchanged on a share-for-share basis for common stock of the Company. Immediately following this exchange, OG&E transferred its shares of Enogex stock to the Company and Enogex Inc. became a direct subsidiary of the Company.

         The Company now serves as the parent company to OG&E, Enogex Inc., Origen Inc. and any other companies that may be formed within the organization in the future. The holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from its non-utility businesses. The Company is not engaged in any business independent of that conducted through its subsidiaries OG&E, Enogex Inc. and Enogex Inc.'s subsidiaries ("Enogex"), and Origen Inc. and Origen Inc.'s subsidiaries ("Origen").

         The Company's principal subsidiary is OG&E and, accordingly, the Company's financial results and condition are substantially dependent at this time on the financial results and conditions of OG&E. OG&E is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in the State of Oklahoma. OG&E sold its retail gas business in 1928 and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,561,180 kilowatts.

         Enogex owns and operates approximately 3,329 miles of natural gas transmission and gathering pipelines, has interests in five gas processing plants, markets electricity, natural gas and natural gas products and invests in the drilling for and production of crude oil and natural gas.

         OG&E's regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. This legislation, if implemented as proposed, would significantly impact OG&E. The Arkansas Public Service Commission ("APSC") has initiated proceedings to consider the implementation of a competitive retail market in Arkansas. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for further discussion of these developments.

         The Company's executive offices are located at 321 North Harvey, P. O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone (405) 553-3000.

                               ELECTRIC OPERATIONS

GENERAL


         OG&E furnishes retail electric service in 280 communities and their contiguous rural and suburban areas. During 1998, six other communities and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area, with an estimated population of 1.8 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 286 communities served, 257 are located in Oklahoma and 29 in Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1998, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

         OG&E's system control area peak demand as reported by the system dispatcher for the year was approximately 5,529 megawatts, and occurred on August 27, 1998. OG&E's load responsibility peak demand was approximately 5,247 megawatts on July 30, 1998, resulting in a capacity margin of approximately 14.4 percent. OG&E is a member, along with neighboring utilities and other electric suppliers, in the Southwest Power Pool ("SPP"), which requires that OG&E maintain a capacity reserve margin of 13 percent. As reflected in the table below and in the operating statistics on page 4, total kilowatt-hour sales increased 4.2 percent in 1998 as compared to an increase of 1.6 percent in 1997 and a 1.5 percent increase in 1996. In 1998, kilowatt-hour sales to OG&E customers ("system sales") increased 6.6 percent due to warmer weather and continued customer growth. Sales to other utilities and power marketers ("off-system sales") decreased in 1998; however, various factors (including the summer heat, unit availability and storms) drove prices of this off-system electricity to record levels, increasing operating revenues and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will occur again. In 1997 and 1996, total kilowatt-hour sales increased due to continued customer growth.

         Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                              INC/                  Inc/                  Inc/
                    1998     (DEC)        1997     (Dec)        1996     (Dec)
--------------------------------------------------------------------------------
System Sales       23,642     6.6%       22,183     3.0%       21,541     3.4%
Off-System Sales      728   (39.5%)       1,202   (18.5%)       1,475   (20.4%)
                   -------               -------               -------
Total Sales        24,370     4.2%       23,385     1.6%       23,016     1.5%
                   =======               =======               =======

         In 1998, OG&E's Sooner Generating Station (consisting of two coal-fired units with an aggregate capability of 1,031 Mw) and OG&E's three coal-fired units at its Muskogee Generating Station (with an aggregate capability of 1,491
Mw) were again recognized by an industry survey as being in the top 20 lowest cost producers of electricity for the third consecutive year.

         OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

         Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for a discussion of the potential impact on competition from federal and state legislation.


                        OKLAHOMA GAS AND ELECTRIC COMPANY
                          CERTAIN OPERATING STATISTICS


                             YEAR ENDED DECEMBER 31
                                                                     1998              1997              1996
                                                                -------------     -------------     -------------
ELECTRIC ENERGY:
  (Millions of Kwh)
  Generation (exclusive of station use)...................            22,565            21,620            21,253
  Purchased...............................................             3,984             3,528             3,564
                                                                -------------     -------------     -------------
        Total generated and purchased.....................            26,549            25,148            24,817
  Company use, free service and losses....................            (2,179)           (1,763)           (1,801)
                                                                -------------     -------------     -------------
        Electric energy sold..............................            24,370            23,385            23,016
                                                                -------------     -------------     -------------


ELECTRIC ENERGY SOLD:
  (Millions of Kwh)
  Residential.............................................             7,959             7,179             7,143
  Commercial and industrial...............................            11,912            11,586            11,161
  Public street and highway lighting......................                68                68                67
  Other sales to public authorities.......................             2,352             2,202             2,096
  Sales for resale........................................             2,079             2,350             2,549
                                                                -------------     -------------     -------------
        Total.............................................            24,370            23,385            23,016
                                                                =============     =============     =============

ELECTRIC OPERATING REVENUES:
  (Thousands)
    Electric Revenues:
      Residential.........................................      $    537,486      $    474,419      $    479,574
      Commercial and industrial...........................           554,589           526,673           530,213
      Public street and highway lighting..................             9,618             9,456             9,367
      Other sales to public authorities...................           110,522            98,818            98,209
      Sales for resale....................................            76,198            57,695            60,141
      Provision for rate refund...........................               ---               ---            (1,221)
      Miscellaneous.......................................            23,665            24,630            24,054
                                                                -------------     -------------     -------------
        Total Electric Revenues...........................      $  1,312,078      $  1,191,691      $  1,200,337
                                                                =============     =============     =============


NUMBER OF ELECTRIC CUSTOMERS:
  (At end of period)
  Residential.............................................           598,378           593,699           588,778
  Commercial and industrial...............................            86,251            85,315            84,032
  Public street and highway lighting......................               249               249               249
  Other sales to public authorities.......................            11,183            10,897            10,688
  Sales for resale........................................                39                40                41
                                                                -------------     -------------     -------------
        Total.............................................           696,100           690,200           683,788
                                                                =============     =============     =============


RESIDENTIAL ELECTRIC SERVICE:
  Average annual use (Kwh)................................            13,342            12,133            12,178
  Average annual revenue..................................      $     900.94      $     801.74      $     817.62
  Average price per Kwh (cents)...........................              6.75              6.61              6.71

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

         For the year ended December 31, 1998, approximately 87 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and six percent to the FERC.

         RECENT REGULATORY  MATTERS:  In January 1998, OG&E filed an application
         --------------------------
with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. As part of this transaction, the Company agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owned the MCPC plant, for approximately $25 million. OG&E obtained the required regulatory approvals from the OCC, APSC and FERC. If the transaction had been completed, the term of the existing cogeneration contract would have been reduced by four and one-half years, which would have reduced the amounts to be paid by OG&E, and would have provided savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Following an arbitrator's decision that the owner of the stock of OLAC could not sell the stock of OLAC to the Company until it had offered such stock to a third party on the same terms as it was offered to the Company, the third party purchased the stock of OLAC and assumed ownership of the cogeneration plant in October 1998. The effect of this transaction is that OG&E's original contract with the cogeneration plant remains in place.

         On February 11, 1997, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. The February 11, 1997 order also directed OG&E to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000 and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. In 1998, approximately $41.6 million or 8.2 percent of Enogex's revenues were attributable to transporting gas for OG&E. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations. Nevertheless, a potential outcome of the competitive bidding process is that the revenues of Enogex derived from transporting gas for OG&E may be significantly less after April 30, 2000.

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

         The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1998, the GEP Rider increased revenues by approximately $10.0 million, or approximately $0.08 per share. The current GEP Rider is estimated to positively impact revenue by $33 million or approximately $0.26 per share during the 12 months ending June 1999.

         As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). In June 1998, various amendments to the Act were enacted. If implemented as proposed, the Act will significantly affect OG&E's future operations. The following summary of the Act does not purport to be complete and is subject to the specific provisions of the Act, which is codified at Sections 190.2 et. seq. of Title 17 of the Oklahoma Statutes.

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

         Sections 4, 5 and 6 of the Act are designed to implement the goals of the Act and provide for various studies and task forces to assess the issues and consequences associated with the proposed restructuring of the electric utility industry. In Section 4, the Joint Electric Utility Task Force (the "Joint Task Force"), which is described below, is directed to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma including, but not limited to, the issues set forth in Section 4, and to develop a proposed electric utility framework for Oklahoma. The OCC is prohibited from promulgating orders relating to the restructuring without prior authorization of the Oklahoma Legislature. Also, in developing a framework for a restructured electric utility industry, the OCC is to adhere to fourteen principles set forth in Section 4, including the following:

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

         9. Electric utilities have traditionally had an obligation to provide service to consumers within their established service territories and have entered into contracts, long-term investments and federally mandated cogeneration contracts to meet the needs of consumers. These investments and contracts have resulted in costs, which may not be recoverable in a competitive restructured market and thus may be "stranded." Procedures shall be established for identifying and quantifying stranded investments and for allocating costs; and mechanisms shall be proposed for recovery of an appropriate amount of prudently incurred, unmitigable and verifiable stranded costs and investments. As part of this process, each entity shall be required to propose a recovery plan which establishes its unmitigable and verifiable stranded costs and investments and a limited recovery period designed to recover such costs expeditiously, provided that the recovery period and the amount of qualified transition costs shall yield a transition charge which shall not cause the total price for electric power, including transmission and distribution services, for any consumer to exceed the cost per kilowatt-hour paid on the effective date of this Act during the transition period. The transition charge shall be applied to all consumers including direct access consumers, and shall not disadvantage one class of consumer or supplier over another, nor impede competition and shall be allocated over a period of not less than three (3) years nor more than seven
              (7) years.

         10. It is the intent that all transition costs shall be recovered by virtue of the savings generated by the increased efficiency in markets brought about by restructuring of the electric utility industry. All classes of consumers shall share in the transition costs.

         Subject to the principles set forth in Section 4, the Joint Task Force is directed to prepare a four-part study. As a result of the 1998 amendments, the time frame for the delivery of the remaining parts of the Study was accelerated to October 1, 1999. This study is to address: (i) technical issues (including reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power); (ii) financial issues (including rates, charges, access fees, transition costs and stranded costs); (iii) consumer issues (such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards); and (iv) tax issues (including sales and use taxes, ad valorem taxes and franchise fees).

         Section 5 of the Act directs the Joint Task Force to study and submit a report on the impact of the restructuring of the electric utility industry on state tax revenues and all other facets of the current utility tax structure on the state and all political subdivisions of the state. The Oklahoma Tax
Commission and the OCC are precluded from issuing any rules on such matters without the approval of the Oklahoma Legislature. Also, the Act requires the establishment, on or before July 1, 2002, of an uniform tax policy that allows all competitors to be taxed on a fair and equitable basis.

         Section 6 creates the Joint Task Force, which shall consist of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The Joint Task Force is directed to undertake the studies set forth in Sections 4 and 5 of the Act. The Joint Task Force is permitted to make final recommendations to the Governor and Oklahoma Legislature. The Joint Task Force is also empowered to retain consultants to study the creation of an Independent System Operator, which would coordinate the physical supply of electricity throughout Oklahoma and maintain reliability, security and stability of the bulk power system. In addition, such study shall assess the benefits of establishing a power exchange that would operate as a power pool allowing power producers to compete on common ground in Oklahoma. In fulfilling its tasks, the Joint Task Force can appoint advisory councils made up of electric utilities, regulators, residential customers and other constituencies.

         Section 7 provides generally that, with respect to electric distribution providers, no customer switching will be allowed from the effective date of the Act until July 1, 2002, except by mutual consent. It also provides that any municipality that fails to become subject to the Act will be prohibited from selling power outside its municipal limits except from lines owned on the effective date of the Act. Furthermore, this section provides generally that out-of-state suppliers of electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers must provide equal access to their transmission and distribution facilities outside of Oklahoma. Section 8 sets forth the effective date of the Act as April 25, 1997.

         A new bill was introduced in the State Senate in January 1999 and if enacted would clarify ambiguities by defining key terms in the Act.

         In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. During 1998, the APSC held hearings to consider competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company participated actively in those proceedings, and in October 1998 the APSC issued its report to the Arkansas legislature recommending competitive retail electric generation to begin no later than January 1, 2002. Several bills calling for electric industry restructuring were introduced after the Arkansas General Assembly began its 1999 session. While it is not expected that the General Assembly will enact legislation in regular session, a special session of the General Assembly may be called to continue the debate.

         The OCC has adopted rules that are designed to make the gas utility business in Oklahoma more competitive. These rules do not impact the electric industry. Yet, if implemented, the rules are expected to offer increased opportunities to Enogex's pipeline and related businesses.

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). OG&E has filed its cost of service study and has requested a $1.7 million annual rate increase. A decision on this rate case is expected in the next few months.

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

         In April 1996, FERC issued two final rules, Orders 888 and 889, which are having a significant impact on wholesale markets. These orders were subsequently amended in orders issued in March and November 1997. Order 888 set forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS," formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. In 1997, the FERC issued clarifying final orders in response to rehearing requests by numerous market participants regarding Orders No. 888 and 889. During 1998, OG&E submitted filings to the FERC to comply with these Orders, and those filings have been accepted. As OG&E continues to prepare for restructuring at the retail level, it is expected that additional filings will be made in order to maintain continuing compliance with the FERC's wholesale restructuring orders.

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

         As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate OG&E's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $31 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

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

         The EPAct, the actions of the FERC, the restructuring proposal in Oklahoma, the Arkansas legislative debate and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include a redesign and restructuring effort in 1994, continuing actions to reduce fuel costs, improvements in customer service and efforts to improve OG&E's electric transmission and distribution network to reduce outages, all of which enhance OG&E's ability to deliver electricity competitively. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company is advocating this position vigorously.


RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS


         Two of OG&E's primary goals are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient electrical energy use by all of OG&E's customers. In order to meet these goals, OG&E has reduced and restructured its rates to its customers. At the same time, OG&E had implemented numerous energy efficiency programs and tariff schedules. In 1998, these programs and schedules included:
(i) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating for new homes built to energy efficient standards; (ii) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 500 kilowatts (the minimum load of the curtailment rate was raised in the February 11, 1997, OCC order); and (iii) the time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoon to non-peak hours.

         OG&E continued a Real Time Pricing ("RTP") pilot program, first implemented in 1997, for qualifying industrial and commercial customers. This tariff gives customers additional options on total kilowatt-hour growth and the control of growth of peak demand. Real Time Pricing is a tariff option, which prices electricity so that current price varies hourly with short notice to reflect current expected costs. The RTP technique will allow a measure of
competitive   pricing,  a  broadening  of  customer  choice,
the balancing of electricity usage and capacity in the short and long term, and provide customers assistance in controlling their costs.

         OG&E's 1998 marketing efforts included geothermal heat pumps, electrotechnologies, electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. OG&E works closely with individual customers to provide the best information on how current technologies can be combined with OG&E's marketing programs to maximize the customer's benefit.

         Other recent efforts to improve OG&E's services included the implementation of a new customer service telephone system capable of handling approximately ten times more calls simultaneously than the prior system and implementation of a Company-wide enterprise software system that, besides being Year 2000 ready, enables OG&E and the Company's other subsidiaries to obtain extensive business information on nearly a real-time basis. Also, OG&E is in the process of implementing a new outage management system that should improve
OG&E's ability to restore service, and a new mapping system that, when completed, will provide OG&E up-to-date information on its transmission and distribution assets.

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


FUEL SUPPLY


         During 1998, approximately 68 percent of the OG&E-generated energy was produced by coal-fired units and 32 percent by natural gas-fired units. It is estimated that the fuel mix for 1999 through 2003, based upon expected generation for these years, will be as follows:

                                    1999      2000      2001      2002      2003
--------------------------------------------------------------------------------
Coal............................     70%       76%       76%       74%       74%
Natural Gas.....................     30%       24%       24%       26%       26%

         The increase from 70 percent to 76 percent in the percentage of coal-fired generation relative to total generation is expected to result from improvements in coal delivery performance. The slight decline from 76 percent to 74 percent in 2002 and 2003 is expected to result from increases in natural gas-fired generation in those years, not from a reduction in Kwh of coal-fired generation.

         The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                                    1998      1997      1996      1995      1994
--------------------------------------------------------------------------------
Coal............................   $0.85     $0.84     $0.83     $0.83     $0.78
Natural Gas.....................   $2.83     $3.60     $3.61     $3.19     $3.58
Weighted Avg....................   $1.48     $1.39     $1.45     $1.41     $1.58

         A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Electric Operations
- Regulation and Rates - Automatic Fuel Adjustment Clauses."

         COAL-FIRED UNITS: All OG&E coal units, with an aggregate  capability of
         ----------------
2,522 megawatts, are designed to burn low sulfur western coal. OG&E purchases coal under a mix of long- and short-term contracts. During 1998, OG&E purchased
9.9 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has a weighted average sulfur content of 0.3 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, OG&E units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of The Clean Air Act starting in the year 2000, OG&E has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

         During 1998, rail congestion continued on the Union Pacific Railroad causing coal shortage among many of the utilities in the Southwest Power Pool and the state of Texas. As a result, OG&E depleted its coal stockpiles and was forced to take some coal conservation measures in November and December. Since that time, rail service has improved. During 1998, 1997, and 1996, OG&E used larger unit trains with a maximum of 135 cars instead of a maximum of 112 cars in unit train service to the Muskogee Generating Station. Increasing the unit train size allows for an increase of delivered tons by approximately 21 percent. The combination of high volume, aluminum design and increased train size to the Muskogee Generating Station reduces the number of trips from Wyoming by approximately 29 percent. OG&E continued its efforts to maximize the utilization of its coal units by optimizing the boiler operations at both the Sooner and Muskogee generating plants. See "Environmental Matters" for a discussion of an environmental proposal that, if implemented as proposed, could inhibit OG&E's ability to use coal as its primary boiler fuel.

         GAS-FIRED  UNITS:  For calendar year 1999, OG&E expects to acquire less
         ----------------
than 1 percent of its gas needs from long-term gas purchase contracts. The remainder of OG&E's gas needs during 1999 will be supplied by contracts with at-market pricing or through day-to-day purchases on the spot market.

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

                                     ENOGEX


         The Company's wholly-owned non-utility subsidiary, Enogex, Inc. is an Oklahoma intrastate natural gas pipeline which also conducts operations in related business segments through subsidiary companies. These business segments include gas processing operations ("Gas Processing") conducted by and through Enogex Products Corporation ("Products"); development and production of oil and natural gas ("Development and Production") conducted through Enogex Exploration Corporation ("Exploration"); and the marketing of natural gas, natural gas liquids, and electricity ("Marketing") conducted by OGE Energy Resources Inc. ("Resources"). In addition Enogex's wholly-owned subsidiary, Enogex Arkansas Pipeline Company ("EAPC") owns a 75percent interest in Ozark Gas Transmission, LLC and related companies which are involved in gas gathering and interstate gas transmission operations in eastern Oklahoma and Arkansas, through EAPC's 75percent interest in the Noark Pipeline System LP ("NOARK").

         For the year ended December 31, 1998, and before elimination of intercompany items between OG&E and Enogex, Enogex's consolidated revenues and net income were approximately $505.5 million and $8.5 million, respectively.

         Recent Actions.  Enogex is the exclusive  transporter of natural gas to
         --------------
OG&E's electric power generating stations. The OCC in its order on February 11, 1997 directed OG&E to transition to competitive bidding of its gas transportation no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. As a result of the foregoing, Enogex expects that revenues generated from its transportation services for OG&E (which in 1997 and 1998 represented 12.9 percent and 8.2 percent, respectively, of Enogex's consolidated revenues) will remain at $41.3 million per year through 1999 and will decline after 1999 since Enogex may no longer be the exclusive provider of transportation services to OG&E after 1999.

         As a result, the Company's plan has been and is for Enogex to diversify its revenue and income sources by increasing revenues from transmission services provided to third parties, by increasing the net income of Enogex subsidiaries' natural gas processing and development and production operations, and by actively evaluating potential acquisitions of complementary businesses or assets.

         In May 1997, Products acquired an 80 percent interest in the NuStar Joint Venture from Nuevo Liquids Inc. for $26 million. The joint venture assets include a 66.67 percent interest in the Benedum gas processing plant with an inlet capacity of 110 million cubic feet per day; a 100 percent interest in a second bypass plant with a capacity of 30 million cubic feet per day; 52 miles of natural gas liquid pipeline and over 200 miles of related gas gathering facilities located in Upton, Crockett, Reagan and neighboring counties in the Permian Basin in West Texas.

         In January 1998, Enogex, through its newly formed subsidiary, EAPC acquired a 40 percent interest in the partnership that owns NOARK, a natural gas pipeline, for approximately $30 million and agreed to acquire Ozark Pipeline ("Ozark"), for approximately $55 million. The NOARK line is a 302-mile intra-state pipeline system that extends from near Fort Chaffee, Arkansas to near Paragould, Arkansas. The Ozark line is a 437-mile inter-state pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. In July 1998, EAPC completed its acquisition of Ozark and contributed Ozark to NOARK. The two pipelines were integrated into a single, interstate transmission system on November 1, 1998 at an additional cost of approximately $16 million. EAPC, which funded the integration, owns a 75 percent interest in NOARK and Southwestern Energy Pipeline Company owns the remaining 25 percent interest in the partnership. Current capacity of the integrated system, operating as Ozark Gas Transmission LLC is approximately 330 million cubic feet per day.

         In July 1998 Products acquired the Belvan Corporation and the Belvan and Todd Ranch Limited Partnerships which possess gathering, processing and treating assets in the vicinity of Products' NuStar processing operations in Crockett, Upton and Reagan Counties in West Texas. Acquired assets included 345 miles of gathering system, capable of gathering approximately 15 million cubic feet per day from 250 wells, natural gas liquid recovery facilities and sulfur recovery facilities with an effective current capacity of 15 million cubic feet per day and an eight-mile natural gas liquids pipeline. The acquisition cost was approximately $13.7 million.

         The fees charged by Ozark and by NOARK's second interstate pipeline, Arkansas Western Pipeline ("AWP") are subject to regulation by the FERC. AWP is an eight-mile pipeline segment crossing the border between eastern Arkansas and Missouri. In November 1998, the FERC approved a maximum lawful rate of $0.2455 per mmbtu for the new, integrated NOARK-Ozark system and required Ozark to file for a rate review by not later than March 2000. While Ozark cannot predict the ultimate outcome of this forthcoming rate review, no material change in the current maximum lawful rate is anticipated. AWP's current maximum lawful rate is $0.0311 per mmbtu with no current requirement for filing for rate review.

         Gas   Transportation.   Enogex's   primary   business  is  natural  gas
         --------------------
transportation and it consists primarily of gathering and transporting natural gas in Oklahoma for OG&E and on an interruptible basis, for other customers. Enogex's system consists of approximately 3,329 miles of pipeline, extending from the Arkoma Basin in eastern Oklahoma to the Anadarko Basin in western Oklahoma.' Since 1960, Enogex has had a gas transmission agreement with OG&E under which Enogex transports OG&E's natural gas supply on a fee basis. Under the gas transmission agreement, OG&E agrees to tender to Enogex and Enogex agrees to transport, on a firm, load-following basis, all of OG&E's natural gas requirements for boiler fuel for its seven gas-fired electric generating stations. In 1998, Enogex transported 204 billion Btu of natural gas; of which approximately 76 billion Btu, or about 37 percent, was delivered to OG&E's electric generating stations and storage facility, which resulted in approximately 63 percent of Enogex Inc.'s transportation revenues of $65.8 million for 1998.

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

         In 1998, Resources successfully initiated wholesale electric power purchase and reselling operations. Resources received market-based rate authority in 1997 from the FERC. See "Electric Operations - Regulation and Rates". With 1998 power sales of 1.4 million Mwh, Resources ranked as the nation's 71st largest power marketer in terms of Mwh sold. Resources acts as the Company's natural gas purchasing arm for the natural gas fuel requirements of the OG&E power stations. Additionally, beginning in 1999, all of the Company's surplus power sales activity will be done through Resources.

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

         Most of the commercial grade propane processed at Products' Calumet facility is sold on the local market. The other natural gas liquids, commonly referred to as Group 140 are delivered to Conway, Kansas (which is one of the nation's largest wholesale markets for gas liquids), where they are sold on the spot market. Ethane, which is produced at all of Products' plants except Calumet, is sold under a contract with Equistar Chemicals. This contract expires in February 2000, but is renewable annually on an evergreen basis. Natural gas liquids are marketed by Resources. Natural gas liquids from the NuStar Joint Venture are sold to the Huntsman Chemicals plant (formerly Rexene Chemicals) in Midland, Texas pursuant to a recently renewed contract expiring in February 2002.

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

         Marketing.   Enogex's  natural  gas  marketing  is  conducted   through
         ---------
Resources. Resources serves both producers and consumers of natural gas by buying natural gas at the wellhead or at gathering points both on and off the Enogex pipeline system and reselling to interstate pipelines, end-users or downstream purchasers both within and outside Oklahoma. Resources has placed emphasis on the purchase and sale of volumes of gas moving on the Enogex pipeline system in order to enhance utilization of pipeline capacity. During 1998, Resources sold approximately 434 billion Btu of natural gas per day, of which about 70 percent moved on the Enogex pipeline system.

         Resources purchases and sells gas under long-term contracts, as well as in the "spot" market. In response to changes currently taking place in the gas industry, Resources has been de-emphasizing its short-term markets, and an increasing proportion of its revenues are earned pursuant to long-term sales contracts. However, short-term or "spot" sales of natural gas will continue to play a critical role in overall strategy because they provide an important source of market intelligence, while serving a portfolio balancing function. Price risk on extended term gas purchase or sales contracts entered into by Resources is hedged on the NYMEX futures exchange as a matter of corporate policy. Commencing in 1995, Resources began serving Products by purchasing and marketing the natural gas liquids produced by Products. In addition, Resources also markets natural gas developed by Exploration when volumes are sufficiently concentrated to justify Resources marketing these volumes directly instead of through the property operator. Other services provided include energy forward price evaluations and centralized corporate commodity price risk management.

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

         Development and Production. Exploration was formed in 1988 primarily to
         --------------------------
engage in the development and production of oil and natural gas. Exploration focused its early drilling activity in the Antrim Devonian shale trend in the state of Michigan and also has interests in Oklahoma, Utah, Texas, Indiana, Mississippi and Louisiana. As of December 31, 1998, Exploration had interests in 550 active wells. Exploration's estimated proved reserves were 90,877 Mmcfe. The standardized measure of discounted future net cash flow with related Section 29 tax credits of Exploration's proved reserves was $56.9 million at December 31, 1998. During the fourth quarter of 1998, Exploration (through Resources) initiated a program of hedging the future gas selling price on a portion of its lease production through commodity futures contracts to cushion against unfavorable monthly price swings.

                                     ORIGEN


         The Company's newest wholly-owned non-regulated subsidiary, Origen is currently engaged in geothermal heat pump systems and the development of new products.

         Origen plans to initiate another energy related business unit in 1999. This new unit is anticipated to be a contractor/distributor in the geothermal industry, located in the Detroit, Michigan area. In addition, Origen plans to discontinue operations of its business unit, Geothermal Design and Engineering, Inc., in the first quarter of 1999. Origen did not contribute to earnings in 1998 and is not anticipated to contribute to earnings in 1999.


                            FINANCE AND CONSTRUCTION


         The Company generally meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1998 and 1997, which enabled the Company to internally generate the required funds to satisfy construction expenditures during these years.

         Management expects that internally generated funds will be adequate over the next three years to meet the Company's anticipated construction expenditures. The primary capital requirements for 1999 through 2001 are estimated as follows:

(DOLLARS IN MILLIONS)                          1999           2000         2001
--------------------------------------------------------------------------------
Electric utility construction
  expenditures including AFUDC............   $101.7         $100.0       $100.0

Non-utility construction expenditures
  and pending acquisitions................     35.0           25.0         30.0

Maturities of long-term debt..............      2.0          169.0          2.0
--------------------------------------------------------------------------------
    Total.................................   $138.7         $294.0       $132.0
================================================================================

         The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities in both its electric and non-utility businesses, to fund pending acquisitions (including any related capital expenditures), and to some extent, for satisfying maturing debt. Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations. OG&E's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Electric Operations - Rate Structure, Load Growth and Related Matters."

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

         The Company will continue to use short-term borrowings to meet temporary cash requirements. OG&E has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The maximum amount of outstanding short-term borrowings during 1998 was $183.5 million.

         In October 1995, OG&E changed its primary method of long-term debt financing from issuing first mortgage bonds under its First Mortgage Bond Trust Indenture to issuing Senior Notes under a new Indenture (the "Senior Note Indenture"). Each series of Senior Notes issued under the Senior Note Indenture was secured in essence by a series of first mortgage bonds (the "Back-up First Mortgage Bonds"), subject to the condition that, upon retirement or redemption of all first mortgage bonds issued prior to October 1995 (the "Prior First
Mortgage Bonds"), each series of Back-up First Mortgage Bonds would automatically be canceled. In April 1998, all of the Prior First Mortgage Bonds were redeemed or retired with the result that no first mortgage bonds remain outstanding. OG&E has cancelled its First Mortgage Bond Trust Indenture and caused the related first mortgage lien on substantially all of its properties to be discharged and released. OG&E expects to have more flexibility in future financings under its Senior Note Indenture than existed under the First Mortgage Bond Trust Indenture.

         In accordance with the requirements of the PURPA (see "Electric Operations - Regulation and Rates - National Energy Legislation"), OG&E is obligated to purchase 110 megawatts of capacity annually from Smith
Cogeneration, Inc., 320 megawatts annually from Applied Energy Services, Inc., another qualified cogeneration facility and up to 110 megawatts of capacity from MCPC. OG&E also has agreed to purchase energy not needed by the Sparks Regional Medical Center from its nominal seven megawatt cogeneration facility.

         The Company's financial results continue to depend to a large extent upon the tariffs OG&E charges customers and the actions of the regulatory bodies that set those tariffs, the amount of energy used by OG&E's customers, the cost and availability of external financing and the cost of conforming to government regulations.


                              ENVIRONMENTAL MATTERS


         The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $41.5 million during 1999, compared to approximately $44.6 million utilized in 1998. Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

         As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), OG&E has completed installation and certification of all required continuous emissions monitors ("CEMs") at its generating stations. OG&E submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect

OG&E beginning in the year 2000. Based on current information, OG&E believes it can meet the SO2 limits without additional capital expenditures. In 1998, OG&E emitted 54,801 tons of SO2.

         With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAAA, OG&E committed to meeting a 0.45 lbs/mmbtu NOx emission level in 1997 on all coal-fired boilers. As a result, OG&E was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. OG&E's average NOx emissions for 1998 was 0.36 lbs/mmbtu.

         OG&E has submitted all of its required Title V permit applications. As a result of the Title V Program, OG&E paid approximately $0.3 million in fees in 1998.

         Other potential air regulations have emerged that could impact OG&E. The Ozone Transport Assessment Group ("OTAG") studied long range transport of ozone and its precursors across a thirty-seven state area. The study was completed in 1997 but as a result of the efforts of OG&E and others, Oklahoma and 14 other states were exempted from any OTAG emission reduction requirements. However, in the fall of 1998, EPA proposed a further study of ozone transport from these 15 states to determine if emissions reductions in these states are warranted. If reductions had been required in Oklahoma, OG&E could have been forced to reduce its NOx emissions even further from the limits imposed by Title IV of the Act.

         In 1997, EPA finalized revisions to the ambient ozone and particulate standards. Based on current ozone data, Tulsa and Oklahoma counties will likely fail to meet the proposed standard for ozone. In addition, EPA projects that Muskogee, Kay, Tulsa and Comanche counties in Oklahoma would fail to meet the standard for particulate matter. If reductions are required in Muskogee, Kay and Oklahoma counties, significant capital expenditures could be required by OG&E.

         By mid-1999, EPA is expected to issue regulations concerning regional haze. This regulation is intended to protect visibility in national parks and wilderness areas throughout the United States. In Oklahoma, the Wichita
Mountains would be the only area covered under the regulation. Emissions of sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. It is possible that controls on sources hundreds of miles away from the affected area may be required. Both Sooner and Muskogee Generating Stations could face significant capital expenditures if reductions are required.

         In December 1997, the United States was a signatory to the Kyoto Protocol for the reduction of greenhouse gases that contribute to global warming. The U.S. committed to a 7 percent reduction from the 1990 levels. If the Senate ratifies the Kyoto Protocol, this reduction could have a significant impact on OG&E's use of coal as a boiler fuel. Based on current load and fuel budget projections, a 7 percent reduction of greenhouse gases would require OG&E to substantially increase gas burning in the year 2008 and to significantly reduce its use of coal as a boiler fuel. Since there are numerous issues which will affect how this reduction would be implemented, if at all, the cost to the Company to comply with this reduction cannot be established at this time, but is expected to be substantial.

         The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1998, the Company obtained refunds of approximately $155,000 from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or a avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.

         OG&E has made application for renewal of all of its National Pollutant Discharge Elimination system permits. OG&E has received all of the permits in final form except one which is pending regulatory action. All of the permits issued to date offer greater operational flexibility than those in the past.

         OG&E has requested that the State agency responsible for the development of Water Quality Standards remove the agriculture beneficial use classification from one of its cooling water reservoirs. Without removal of this classification, the facility could be subjected to standards that will require costly treatment and/or facility reconfiguration. The request for the removal of this classification has been approved at the state level and is awaiting approval by EPA.

         OG&E remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste. See "Item 3. Legal Proceedings".

         The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property may be discovered from time to time. One site identified as having been contaminated by historical operations was addressed during 1998. Remedial options based on the future use of this site are being pursued with appropriate regulatory agencies. The cost of these actions has not had and is not anticipated to have a material adverse impact on the Company's financial position or results of operations.


                                    EMPLOYEES


         The Company and its subsidiaries had 2,779 employees at December 31, 1998.

ITEM 2. PROPERTIES.
------------------

         OG&E owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,561 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in
Oklahoma:

                                                      Unit             Station
                                    Year           Capability        Capability
Station & Unit        Fuel        Installed        (Megawatts)       (Megawatts)
--------------        ----        ---------        -----------       -----------
Seminole     1        Gas           1971              515.0
             2        Gas           1973              507.0
             3        Gas           1975              500.0             1,522

Muskogee     3        Gas           1956              165.0
             4        Coal          1977              492.5
             5        Coal          1978              492.5
             6        Coal          1984              506.0             1,656

Sooner       1        Coal          1979              514.0
             2        Coal          1980              517.0             1,031

Horseshoe    6        Gas           1958              172.0
Lake         7        Gas           1963              237.0
             8        Gas           1969              396.0               805

Mustang      1        Gas           1950               58.0            Inactive
             2        Gas           1951               57.0            Inactive
             3        Gas           1955              120.0
             4        Gas           1959              260.0
             5        Gas           1971               63.0               443

Conoco       1        Gas           1991               25.5
             2        Gas           1991               29.5                55

Arbuckle     1        Gas           1953               74.0            Inactive

Enid         1        Gas           1965                9.8
             2        Gas           1965                9.6
             3        Gas           1965               11.0
             4        Gas           1965                9.6                40

Woodward     1        Gas           1963                9.0                 9
                                                                     -----------
Total Active Generating Capability (all stations)                       5,561
                                                                     ===========

         At December 31, 1998, OG&E's transmission system included: (i) 65 substations with a total capacity of approximately 15.5 million kVA and approximately 4,003 structure miles of lines in Oklahoma; and (ii) six substations with a total capacity of approximately 1.9 million kVA and approximately 241 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 300 substations with a total capacity of approximately 4.1 million kVA, 19,998 structure miles of overhead lines, 1,623 miles of underground conduit and 6,623 miles of underground conductors in Oklahoma; and
(ii) 30 substations with a total capacity of approximately 617,500 kVA, 1,658 structure miles of overhead lines, 165 miles of underground conduit and 369 miles of underground conductors in Arkansas.

         Substantially all of OG&E's electric facilities were previously subject to a direct first mortgage lien under the Trust Indenture securing OG&E's first mortgage bonds. The Trust Indenture and related lien were discharged in April 1998.

         Enogex owns: (i) approximately 3,329 miles of natural gas gathering and transmission pipeline extending from the Arkoma Basin in eastern Oklahoma to the Anadarko Basin in western Oklahoma; (ii) a 75 percent interest in the Noark Pipeline LP which in turn owns 100 percent of the Ozark Gas Transmission LLC and related companies, a 924 mile interstate pipeline system with gathering and transmission operations in eastern Oklahoma and Arkansas and an approximate current capacity of 330 million cubic feet per day; (iii) a natural gas processing plant near Calumet, Oklahoma, which has the capacity to process 250 Mmcf of natural gas per day; (iv) interests in three other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 46 Mmcf of natural gas per day; (v) an 80 percent interest in the NuStar Joint Venture, whose assets include a 66.67 percent interest in the Benedum gas processing plant with an inlet capacity of 110 million cubic feet per day, a 100 percent interest in a second bypass plant with a capacity of 30 million cubic feet per day, 52 miles of natural gas liquid pipeline and over 200 miles of related gas gathering facilities located in Upton, Crockett, Reagan and neighboring counties in the Permian Basin in West Texas; and (vi) 100% of the gas gathering, processing and treating assets of the Belvan Corporation and Belvan and Todd Ranch Limited Partnerships, consisting of 345 miles of gathering system, gas liquid recovery and sulfur extraction facilities with a combined effective current capacity of 15 million cubic feet per day, and an eight-mile natural gas liquids pipeline.

         During the three years ended December 31, 1998, the Company's gross property, plant and equipment additions approximated $652 million and gross retirements approximated $136 million. These additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 14.7 percent of total property, plant and equipment at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         1. On July 8,1994, an employee of OG&E filed a lawsuit in state court against OG&E in connection with OG&E's VERP. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted OG&E's Motion to Dismiss Plaintiff's Complaint in its entirety.

         On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations, which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiffs want credit, for retirement purposes, for years they worked prior to a pre-ERISA (1974) break in service. They allege violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. State law claims, including one for intentional infliction of emotional distress, are also alleged.

         On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended the Defendant's motions to dismiss and for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for OG&E. The United States District Judge accepted the recommendation of the Magistrate and entered judgement for OG&E. Plaintiffs have filed an appeal, which is pending with the Tenth Circuit Court of Appeals.

         While the Company cannot predict the precise outcome of the proceeding, the Company continues to believe that the lawsuit is without merit and will not have a material adverse effect on its consolidated results of operations or financial condition.

         2. OG&E is also involved, along with numerous other Potentially Responsible Parties ("PRP"), in an EPA administrative action involving the facility in Holden, Missouri, of Martha C. Rose Chemicals, Inc. ("Rose"). Beginning in early 1983 through 1986, Rose was engaged in the business of brokering of polychlorinated biphenyls ("PCBs") and PCB items, processing of PCB capacitors and transformers for disposal, and decontamination of mineral oil dielectric fluids containing PCBs. During this time period, various generators of PCBs ("Generators"), including OG&E, shipped materials containing PCBs to the facility. Contrary to its contractual obligation with OG&E and other Generators, it appears that Rose failed to manage, handle and dispose of the PCBs and the PCB items in accordance with the applicable law. Rose has been issued citations by both the EPA and the Occupational Safety and Health Administration. Several Generators, including OG&E, formed a Steering Committee to investigate and clean up the Rose facility.

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

         Management believes that OG&E's ultimate liability for any additional cleanup costs of this site will not have a material adverse effect on OG&E's financial position or its results of operations. Management's opinion is based on the following: (i) the present status of the site; (ii) the cleanup costs already paid by certain parties; (iii) the financial viability of the other PRPs; (iv) the portion of the total waste disposed at this site attributable to OG&E; and (v) the Company's settlement agreement with its insurer. Management also believes that costs incurred in connection with this site, which are not recovered from insurance carriers or other parties, may be allowable costs for future ratemaking purposes. Absent an unforeseen contingency, OG&E believes this matter is now closed.

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

         4. As previously reported, on September 18,1996, Trigen-Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen alleged six causes of action: (i) monopolization in violation of Section 2 of the Sherman Act; (ii) attempt to monopolize in violation of Section 2 of the Sherman Act; (iii) acts in restraint of trade in violation of Oklahoma law, 79 O.S. 1991, ss. 1; (iv) discriminatory sales in violation of 79 O.S. 1991, ss. 4; (v) tortuous interference with contract; and (vi) tortuous interference with a prospective economic advantage. On December 21, 1998, the jury awarded Trigen in excess of $30 million in actual and punitive damages. On February 19, 1999, the trial court entered judgement in favor of Trigen as follows: (i) $6.8 million for various antitrust violations, (ii) $4 million for tortious interference with an existing contract, (iii) $7 million for tortious interference with a prospective economic advantage and (iv) $10 million in punitive damages. The trial judge, in a companion order, acknowledged that the portions of the judgement could be duplicative, that the antitrust amounts could be tripled and that parties should address these issues in their post-trial motions. OG&E has filed its post trial motions requesting judgement in its favor or a new trial. If a successful result is not obtained at the trial level, OG&E will appeal. While the outcome of an appeal is uncertain, legal counsel and management believe it is not probable that Trigen will ultimately succeed in preserving the verdicts. Accordingly, the Company has not accrued any loss associated with the damages awarded. The Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         5.   As  previously  reported, the State of  Oklahoma,  ex rel., Teresa
Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63. On February 24, 1997, the taxpayers instituted litigation against OG&E and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by OG&E to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E's Motion for Summary Judgment was granted. Plaintiffs appealed. On April 10, 1998, the Court of Civil Appeals affirmed the order of the trial court granting OG&E Summary Judgement. On April 29, 1998, Plaintiffs petitioned the Court of Civil Appeals for rehearing. Plaintiffs' Petition for Rehearing was overruled. Plaintiffs timely filed a Petition for Certiorari with the Oklahoma Supreme Court. The Oklahoma Supreme Court denied Certiorari. Plaintiffs did not file their Petition for Certiorari with the United States Supreme Court in time required. Case closed.

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

         7. On February 18, 1998, Enogex was sued by Melvin Scoggin and Oak Tree Resources,LLC, in the District Court of Oklahoma County, State of Oklahoma, for alleged breach of contract, fraud,breach of fiduciary duty, misappropriation and unjust enrichment arising from communications that allegedly created agreements regarding oil and gas exploration activities. Plaintiffs seek damages in excess of $25 million. enogex filed an answer denying Plaintiffs' allegations. Various discovery disputes have been heard and favorable rulings for Enogex were entered by the Court. Plaintiffs sought a Writ of Mandamus from the Oklahoma Supreme Court regarding discovery denied by the district court on three occaisions. On March 23, 1999, the Oklahoma Supreme court denied Plaintiffs' request. Discovery continues. While Enogex believes all the aforementioned claims are without merit, Enogex cannot predict the ultimate outcome of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------


         The following persons were Executive Officers of the Registrant as of March 15, 1999:

         Name                 Age                          Title
--------------------          ---         --------------------------------------
Steven E. Moore               52          Chairman of the Board, President
                                            and Chief Executive Officer

Al M. Strecker                55          Executive Vice President and
                                            Chief Operating Officer

Michael G. Davis              49          Vice President - Marketing and
                                            Customer Care

James R. Hatfield             41          Vice President and Treasurer

Irma B. Elliott               60          Vice President and
                                            Corporate Secretary

Steven R. Gerdes              42          Vice President, Shared
                                            Services

Melvin D. Bowen, Jr.          57          Vice President - Power Delivery - OG&E

Jack T. Coffman               55          Vice President - Power Supply - OG&E

Donald R. Rowlett             41          Controller Corporate Accounting

Don L. Young                  58          Controller Corporate Audits

         No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Moore, Strecker, Davis, Hatfield, Gerdes, Rowlett, Young and Ms. Elliott are also officers of OG&E. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 27, 1999.

         The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:


         Name                                   Business Experience
--------------------            ------------------------------------------------

Steven E. Moore                 1996-Present:      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer
                                1996-Present:      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer - OG&E
                                1995-1996:         President and Chief
                                                     Operating Officer - OG&E
                                1994-1995:         Senior Vice President - Law
                                                     and Public Affairs - OG&E


Al M. Strecker                  1998-Present:      Executive Vice President and
                                                     Chief Operating Officer
                                1998-Present:      Executive Vice President and
                                                     Chief Operating Officer -
                                                     OG&E
                                1996-1998:         Senior Vice President
                                1994-1998:         Senior Vice President -
                                                     Finance and
                                                     Administration - OG&E
                                1994:              Vice President and
                                                     Treasurer - OG&E


Michael G. Davis                1998-Present:      Vice President - Marketing
                                                     and Customer Care
                                1998-Present:      Vice President - Marketing
                                                     and Customer Care -
                                                     OG&E
                                1996-1998:         Vice President
                                1994-1998:         Vice President -
                                                     Marketing and Customer
                                                     Services - OG&E
                                1994:              Director - Marketing
                                                     Division - OG&E


James R. Hatfield               1997-Present:      Vice President and Treasurer
                                1997-Present:      Vice President and
                                                     Treasurer - OG&E
                                1994-1997:         Treasurer - OG&E



         Name                                   Business Experience
--------------------            ------------------------------------------------


                                1994:              Vice President - Investor
                                                     Relations & Corporate
                                                     Secretary - Aquila Gas
                                                     Pipeline Corporation


Irma B. Elliott                 1996-Present:      Vice President and
                                                     Corporate Secretary
                                1996-Present:      Vice President and
                                                     Corporate Secretary -
                                                     OG&E
                                1994-1996:         Corporate Secretary - OG&E


Steven R. Gerdes                1998-Present:      Vice President, Shared
                                                     Services
                                1998-Present:      Vice President, Shared
                                                     Services - OG&E
                                1997-1998:         Director, Shared Services
                                1997:              Manager, Enterprise Support
                                1994-1997:         Manager, Purchasing &
                                                     Material Management
                                1994:              Manager, Purchasing


Melvin D. Bowen, Jr.            1994-Present:      Vice President -
                                                     Power Delivery - OG&E
                                1994:              Metro Region
                                                     Superintendent - OG&E


Jack T. Coffman                 1994-Present:      Vice President -
                                                     Power Supply - OG&E
                                1994:              Manager - Generation
                                                     Services - OG&E


Donald R. Rowlett               1998-Present:      Controller Corporate
                                                     Accounting
                                1996-Present:      Controller Corporate
                                                     Accounting - OG&E
                                1994-1996:         Assistant Controller - OG&E
                                1994:              Senior Specialist -
                                                     Tax Accounting - OG&E

         Name                                   Business Experience
--------------------            ------------------------------------------------


Don L. Young                    1998-Present:      Controller Corporate
                                                     Audits
                                1996-Present:      Controller Corporate
                                                     Audits - OG&E
                                1994-1996:         Controller - OG&E

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
-------------------

         The Company's Common Stock is listed for trading on the New York and Pacific Stock Exchanges under the ticker symbol "OGE." Quotes may be obtained in daily newspapers where the common stock is listed as "OGE Engy" in the New York Stock Exchange listing table. The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock
                                    -------------------------
Exchange Composite Transactions, and dividends paid for the periods shown.

                           1998                               1997

                ----------------------------------------------------------------
                DIVIDEND                           Dividend
                  PAID     HIGH       LOW            Paid     High      Low
                ----------------------------------------------------------------
First Quarter   $0.33 1/4  $28 15/16  $25 11/16    $0.33 1/4  $21 1/2   $20 1/4

Second Quarter   0.33 1/4   28 15/16   26           0.33 1/4   22 15/16  20 5/16

Third Quarter    0.33 1/4   29 9/16    25 5/8       0.33 1/4   23 5/8    22

Fourth Quarter   0.33 1/4   30         25 15/16     0.33 1/4   27 3/8    23 5/32

         The number of record holders of Common Stock at December 31, 1998, was 39,008. The book value of the Company's Common Stock at December 31, 1998, was $12.91.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

                                 HISTORICAL DATA


                                            1998            1997           1996            1995            1994
                                        ---------------------------------------------------------------------------
SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT
   FOR PER SHARE DATA)
  Operating revenues.................   $1,617,737      $1,443,610      $1,387,435      $1,302,037      $1,355,168
  Operating expenses.................    1,386,924       1,249,612       1,186,216       1,099,890       1,154,702
                                        -----------     -----------     -----------     -----------     -----------
  Operating income...................      230,813         193,998         201,219         202,147         200,466
  Other income and deductions........        5,758           5,047              97             800          (2,167)
  Interest charges...................       70,699          66,495          67,984          77,691          74,514
                                        -----------     -----------     -----------     -----------     -----------
  Net income.........................      165,872         132,550         133,332         125,256         123,785
  Preferred dividend
    requirements.....................          733           2,285           2,302           2,316           2,317
  Earnings available for
    common...........................   $  165,139      $  130,265      $  131,030      $  122,940      $  121,468
                                        ===========     ===========     ===========     ===========     ===========
  Long-term debt.....................   $  935,583      $  841,924      $  829,281      $  843,862      $  730,567
  Total assets.......................   $2,983,929      $2,765,865      $2,762,355      $2,754,871      $2,782,629
  Earnings per average common
    share............................   $     2.04      $     1.61      $     1.62      $     1.52      $     1.50


CAPITALIZATION RATIOS
  Common equity......................        52.72%          52.50%          52.26%          51.19%          54.13%
  Cumulative preferred stock.........          ---            2.63%           2.68%           2.73%           2.94%
  Long-term debt.....................        47.28%          44.87%          45.06%          46.08%          42.93%


INTEREST COVERAGES
  Before federal income taxes
    (including AFUDC)................         4.84X           4.11X           4.07X           3.48X           3.59X
    (excluding AFUDC)................         4.82X           4.10X           4.06X           3.46X           3.58X
  After federal income taxes
    (including AFUDC)................         3.31X           2.98X           2.94X           2.59X           2.64X
    (excluding AFUDC)................         3.30X           2.97X           2.93X           2.57X           2.62X

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(THOUSANDS EXCEPT PER SHARE AMOUNTS)          1998          1997          1996       1998    1997
==================================================================================================
Operating revenues......................   $1,617,737    $1,443,610    $1,387,435    12.1     4.0
Earnings available for common stock.....   $  165,139    $  130,265    $  131,030    26.8    (0.6)
Average shares outstanding..............       80,772        80,745        80,734     ---     ---
Earnings per average common share.......   $     2.04    $     1.61    $     1.62    26.7    (0.6)
Earnings per average common share -
  assuming dilution.....................   $     2.04    $     1.61    $     1.62    26.7    (0.6)
Dividends paid per share................   $     1.33    $     1.33    $     1.33     ---     ---
==================================================================================================

         The following discussion and analysis presents factors which had a material effect on the operations and financial position of OGE Energy Corp. (the "Company") and its subsidiaries: Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and its subsidiaries ("Enogex") and Origen Inc. and its subsidiaries ("Origen") during the last three years and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Average shares outstanding and all per share amounts have been restated to reflect the two-for-one stock split that occurred in June 1998. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

         The Company became the parent company of OG&E and OG&E's former subsidiary, Enogex, on December 31, 1996, in a corporate reorganization whereby all common stock of OG&E was exchanged on a share-for-share basis for common stock of the Company. Prior to December 31, 1996, the Company had no operations and the financial results discussed herein for 1996 essentially represent the consolidated statements of OG&E; and comparisons to the 1996 results represent comparisons to the consolidated results of OG&E. Under this corporate structure, the Company serves as the parent holding company to OG&E, Enogex, Origen and any other companies that may be formed within the organization in the future. This holding company structure is intended to provide greater flexibility, allowing the Company to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from its non-utility businesses. Because OG&E is the Company's principal subsidiary, the Company's financial results and condition are substantially dependent at this time on the financial results and condition of OG&E.

         Earnings for 1998 increased 26.7 percent from $1.61 per share in 1997 to $2.04 per share in 1998. The increase was primarily the result of higher revenues at OG&E due to warmer weather, the Generation Efficiency Performance Rider ("GEP Rider"), higher margin sales to other utilities and power marketers ("off-system sales"), customer growth and lower operation and maintenance expense. The increase in earnings was partially offset by lower earnings at Enogex and Origen. The GEP Rider allows OG&E to retain part of the fuel savings achieved through cost efficiencies and is discussed in more detail below. The 1997 decrease from $1.62 per share to $1.61 per share resulted primarily from the $45 million annual reduction in OG&E's electric rates that became effective in March 1997, slightly lower earnings by Enogex and a loss by Origen, the Company's new non-regulated subsidiary, during its first year of operation. The decrease in earnings was partially offset by the GEP Rider, customer growth in the OG&E service area and lower interest costs.

         The dividend payout ratio (expressed as a percentage of earnings available for common) decreased to 65 percent (or 78 percent weather adjusted) in 1998 from 83 percent in 1997. The Company's goal is to maintain a dividend payout ratio of approximately 75 percent based on the current business environment.

         The Company's regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by June 30, 2002. The Arkansas Public Service Commission ("APSC") has initiated proceedings to consider the implementation of a competitive retail market in Arkansas. These developments are described in more detail below under "Regulation; Competition."

         In 1996, the Company decided upon an enterprise-wide software system, which is Year 2000 ready. Enterprise software is a corporate software system designed to handle most of the Company's information processing needs and to improve work processes throughout the Company. The enterprise software system was successfully implemented throughout the Company on January 1, 1997 and is expected to significantly enhance the Company's abilities in the more competitive years ahead.

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

RESULTS OF OPERATIONS

REVENUES

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(THOUSANDS)                                   1998          1997          1996       1998    1997
===================================================================================================
Sales of electricity to OG&E customers...  $1,274,643    $1,168,663    $1,172,740      9.1    (0.3)
Sales of electricity to other utilities..      37,435        23,027        27,597     62.6   (16.6)
Enogex...................................     304,694       251,575       187,098     21.1    34.5
Origen...................................         965           345           ---    179.4     ---
----------------------------------------------------------------------------------
  Total operating revenues...............  $1,617,737    $1,443,610    $1,387,435     12.1     4.0
===================================================================================================


System kilowatt-hour sales...............  23,642,599    22,182,992    21,540,670      6.6     3.0
Kilowatt-hour sales to other utilities...     727,601     1,201,933     1,475,449    (39.5)  (18.5)
----------------------------------------------------------------------------------
  Total kilowatt-hour sales..............  24,370,200    23,384,925    23,016,119      4.2     1.6
===================================================================================================

         In 1998, approximately 81 percent of the Company's revenues consisted of regulated sales of electricity as a public utility, while the remaining 19 percent were provided primarily by the non-utility operations of Enogex. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of gathering and processing natural gas, producing natural gas liquids, transporting natural gas through its pipelines in Oklahoma and Arkansas for various customers (including OG&E), marketing electricity, natural gas and natural gas liquids and investing in the drilling for and production of crude oil and natural gas. Origen's operations remained immaterial to the Company during 1998. The Company continues to evaluate the existing business lines of Origen (which to date has consisted of geothermal design and engineering) and potential new ventures for Origen. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. The commissions also have the authority to examine the appropriateness of OG&E's recovery from its customers of fuel costs, which include the transportation fees that OG&E pays Enogex for transporting natural gas to OG&E's generating units. See "Regulation; Competition" and Note 11 of Notes to Consolidated Financial Statements for a discussion of the impact of the Oklahoma Corporation Commission ("OCC") rate order dated February 11, 1997, on these transportation fees.

         Operating revenues increased $174.1 million or 12.1 percent during 1998, primarily due to a significant increase in revenue from OG&E and Enogex. In 1998, OG&E revenues increased $120.4 million or 10.1 percent primarily due to an increase in kilowatt-hour sales to OG&E customers ("system sales") from warmer weather, the GEP Rider, higher margin sales to other utilities and power marketers ("off-system sales") and customer growth. Kilowatt-hour sales by OG&E to other utilities decreased 39.5 percent in 1998; however, the summer heat drove prices of this off-system electricity to record levels, increasing operating revenues approximately $14.4 million in 1998 and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will occur again.

         Enogex revenues increased $53.1 million or 21.1 percent during 1998, primarily as a result of significant increases in the volumes of natural gas sold through its gas marketing activities ($17.2 million), gas transportation services ($7.0 million) and marketing of electricity ($46.3 million). These increases were partially offset by a decrease in natural gas liquids processed and sold ($17.4 million). The increased gas-related revenues were attributable primarily to significantly higher volumes sold which more than offset a decrease in sales prices as such commodity prices were depressed. Other factors contributing to these increases were the acquisitions in 1998 of the Noark Pipeline and Ozark Pipeline, which are described below. The increased electricity-related revenues were due to the expansion in 1998 into the marketing of electricity.

         On February 11, 1997, the OCC issued an order (the "Order") that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. This $50 million rate reduction was in addition to the $15 million rate reduction that was effective January 1, 1995. The Order also directed OG&E to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins.

         The Order also established the GEP Rider, which is designed so that when OG&E's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, OG&E is allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel is less than
96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeds 103.739 percent of the stated average, OG&E will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers.

         The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the Federal Energy Regulatory Commission ("FERC"). The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1998, the GEP Rider increased revenues (compared to 1997) by approximately $10.0 million, or approximately $0.08 per share. The current GEP Rider is estimated to positively impact revenue by $33 million or approximately $0.26 per share during the 12 months ending June 1999.

         During 1997, operating revenues increased $56.2 million or 4.0 percent primarily due to a significant increase in revenue from Enogex. In 1997, Enogex revenues increased $64.5 million or 34.5 percent, primarily as a result of significant increases in the volume of natural gas sold through its gas marketing activities ($53.6 million), and of natural gas liquids processed and sold ($7.2 million), mainly due to the acquisition of the NuStar Joint Venture in May 1997, with a modest increase in prices for natural gas.

         The increased revenues from Enogex were partially offset by decreased revenues at OG&E. Decreased revenues at OG&E were primarily attributable to the rate reduction in March 1997, and milder weather in the first and second quarters of 1997, partially offset by continued customer growth, the effect of the GEP Rider and warmer weather in the third quarter of 1997.

EXPENSES AND OTHER ITEMS

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(DOLLARS IN THOUSANDS)                         1998          1997          1996      1998    1997
==================================================================================================

Fuel ....................................  $  315,194    $  277,806    $  279,083    13.5    (0.5)
Purchased power..........................     240,542       222,464       222,070     8.1     0.2
Gas and electricity purchased for
     resale (Enogex).....................     216,432       172,764       117,343    25.3    47.2
Other operation and maintenance..........     305,106       311,337       307,154    (2.0)    1.4
Depreciation and amortization............     149,818       142,632       136,140     5.0     4.8
Taxes....................................     159,832       122,609       124,426    30.4    (1.5)
----------------------------------------------------------------------------------
  Total operating expenses...............  $1,386,924    $1,249,612    $1,186,216    11.0     5.3
==================================================================================================

         Total operating expenses increased $137.3 million or 11.0 percent in 1998, primarily due to increases at OG&E in quantities of fuel burned and increased taxes. At Enogex, the increase was primarily due to increases in quantities of gas and electricity purchased for resale by its gas and electric marketing businesses.

         Enogex's gas and electricity purchased for resale pursuant to its energy-marketing operations increased $43.7 million or 25.3 percent for 1998 compared to $55.4 million or 47.2 percent for 1997. The 1998 increase was due to a significant increase in sales volumes of natural gas (84,261 Bbtu or 97.2 percent) which more than offset a decrease in sales prices due to depressed commodity prices. This increase was also due to the recent expansion into the marketing of electricity. The 1997 increase was due to a significant increase in sales volumes (29,236 Bbtu or 53.7 percent) and an increase in purchase prices of approximately 15 percent.

         OG&E's generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. In 1998, fuel costs increased due to a modest increase in total generation and a slight increase in the average cost of fuel burned for generation of electricity. During 1997, despite a slight increase in kwh sales, fuel costs decreased $1.3 million or 0.5 percent primarily due to an increase in the percentage of coal-fired generation relative to total generation.

         Other operation and maintenance decreased $6.2 million or 2.0 percent in 1998 primarily because of decreases at OG&E in post retirement medical costs ($3.8 million), bad debt expense ($3.0 million), completion in February 1997 of the amortization of the $48.9 million regulatory asset established in connection with OG&E's 1994 workforce reduction ($3.8 million) and general corporate expenses ($4.5 million). These decreases were partially offset by expansion activities at Enogex ($8.4 million). In 1997, other operation and maintenance expenses increased $4.2 million primarily because of increased costs associated with expansion activities at Enogex.

         In 1998, taxes increased $37.2 million or 30.4 percent primarily due to significantly higher pre-tax income and normally occurring temporary differences. In 1997, taxes had a net decrease of $1.8 million or 1.5 percent primarily due to slightly lower pre-tax income and normally occurring temporary differences.

         Purchased power costs increased $18.1 million or 8.1 percent in 1998 primarily due to a 13 percent increase in the quantities purchased. During 1998, OG&E also began purchasing power from Mid-Continent Power Company ("MCPC"). Payments to MCPC in 1998 were approximately $8 million. MCPC is a qualified cogeneration facility from which OG&E is required to purchase peaking capacity through 2007. In 1997, purchased power costs were $222.5 million, remaining relatively constant compared to the $222.1 million in 1996. As required by the Public Utility Regulatory Policy Act ("PURPA"), OG&E is currently purchasing power from qualified cogeneration facilities.

         Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. In addition to the February 11, 1997, OCC Order, the APSC issued an order in July 1996 requiring, among other things, a $4.5 million refund. See Note 11 of Notes to Consolidated Financial Statements for a discussion of the July 1996 order.

         OG&E has initiated numerous ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: 1) utilizing a natural gas storage facility; 2) spot market purchases of coal; 3) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and 4) a heat-rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps OG&E remain competitive, which in turn helps OG&E's electric customers remain competitive in a global economy.

         The increases in depreciation and amortization for 1998 and 1997 reflect higher levels of depreciable plant.

         The increase in interest expense for 1998 was attributable to an increase in the average daily balance of short-term debt. Interest on long-term debt decreased as a result of OG&E refinancing $100.0 million of long-term debt at favorable rates. The resulting savings was partially offset by Enogex issuing $85.7 million of long-term debt. In 1997, the decrease in interest expense was attributable to OG&E retiring $15 million of 5.125 percent First Mortgage Bonds in January 1997, the successful refinancing of $336 million of short-term and long-term debt by OG&E and Enogex in 1997, and a lower average daily balance in short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

         The primary capital requirements for 1998 and as estimated for 1999 through 2001 are as follows:

(DOLLARS IN MILLIONS)                      1998      1999      2000       2001
================================================================================
Electric utility construction
  expenditures including AFUDC........... $ 96.7    $101.7    $100.0     $100.0
Non-utility construction expenditures
  and acquisitions.......................  138.5      35.0      25.0       30.0
Maturities of long-term debt.............   26.0       2.0     169.0        2.0
--------------------------------------------------------------------------------

    Total................................ $261.2    $138.7    $294.0     $132.0
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

1998 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

         Capital requirements were $261.2 million in 1998. Approximately $1.0 million of the 1998 capital requirements were to comply with environmental regulations. This compares to capital requirements of $163.6 million in 1997, of which $1.1 million was to comply with environmental regulations.

         During 1998, the Company's sources of capital were internally generated funds from operating cash flows, permanent financing and short-term borrowings. Operating cash flow remained strong in 1998 as internally generated funds, short-term debt and long-term debt issued by NOARK Pipeline Systems, L.P. ("NOARK"), met virtually all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in OG&E's service territory, which has a direct effect on sales of electricity.

         Short-term borrowings were used during 1998 to meet temporary cash requirements. At December 31, 1998, the Company had outstanding short-term borrowings of $119.1 million.

         On January 2, 1998, OG&E retired $25 million principal amount of 6.375 percent First Mortgage Bonds due January 1, 1998.

         On April 15, 1998, OG&E issued $100.0 million in Senior Notes at 6.50 percent due April 15, 2028. The proceeds from the sale of this new debt were applied to the redemption on April 21, 1998 of $12.5 million principal amount of OG&E's 7.125 percent First Mortgage Bonds due January 1, 1999, $40.0 million principal amount of OG&E's 7.125 percent First Mortgage Bonds due

January 1, 2002 and $35.0 million principal amount of OG&E's 8.625 percent First Mortgage Bonds due November 1, 2007 and for general corporate purposes.

         In October 1998, the Company made a $53 million capital contribution to Enogex reflecting the Company's commitment to maintaining Enogex's strong credit rating and financial health.

         In January 1998, Enogex, through a newly formed subsidiary, Enogex Arkansas Pipeline Corp. ("EAPC") acquired a 40 percent interest in the partnership that owns NOARK, a natural gas pipeline, for approximately $30 million and agreed to acquire Ozark Pipeline ("Ozark"), for approximately $55 million. The NOARK line is a 302-mile intra-state pipeline system that extends from near Fort Chaffee, Arkansas to near Paragould, Arkansas. The Ozark line is a 437-mile inter-state pipeline system that begins near McAlester, Oklahoma and terminates near Searcy, Arkansas. In July 1998, EAPC completed its acquisition of Ozark and contributed Ozark to NOARK. The two pipelines were integrated into a single, interstate transmission system on November 1, 1998 at an additional cost of approximately $16 million. Current throughput capacity on the NOARK/Ozark line is approximately 330 million cubic feet per day. EAPC, which funded the integration, owns a 75 percent interest in NOARK and Southwestern Energy Pipeline Company owns the remaining 25 percent interest in the partnership.

         In January 1998, EAPC issued a $5.7 million Note at 7 percent, due July 1, 2020. The proceeds from the Note were utilized by EAPC in the NOARK acquisition. Annual payments of approximately $0.8 million (including principal and accrued interest) begin July 1, 2004.

         In June 1998, NOARK Pipeline Finance, L.L.C., a finance company subsidiary of NOARK, issued $80.0 million aggregate principal amount of unsecured 7.15 percent Notes due 2018. These Notes are entitled to the benefits of a guaranty issued by Enogex pursuant to which Enogex has guaranteed 40 percent (subject to certain adjustments) of the principal, interest and premium on such Notes. The remaining 60 percent of the principal, interest and premium on such Notes are guaranteed by Southwestern Energy Company, the parent company of Southwestern Energy Pipeline Company. The proceeds from the sale of the Notes were loaned by NOARK Pipeline Finance, L.L.C. to NOARK and utilized by NOARK (i) to repay a bank revolving line of credit (approximately $29.75 million), (ii) to repay an outstanding short-term loan from Enogex (approximately $48.825 million) and (iii) for general corporate purposes. Principal payments of $1.0 million plus accrued interest are due semi-annually.

         In July 1998, Enogex agreed to lease underground gas storage from Central Oklahoma Oil and Gas Corp. ("COOG"). COOG currently leases gas storage capacity to OG&E. In connection with this lease transaction, the Company agreed to make up to a $12 million secured loan to an affiliate of COOG. As part of this agreement, the Company has an $8 million loan outstanding repayable in 2003 and secured by the assets and stock of COOG. This loan is classified as other property and investments in the accompanying Consolidated Balance Sheets.

FUTURE CAPITAL REQUIREMENTS

         The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of OG&E's electric utility customers during the foreseeable future, OG&E will concentrate on maintaining the reliability, increasing the utilization of existing capacity and increasing demand-side management efforts. Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations.

         In November 1998, the Company announced plans to repurchase up to 6 million shares of its Common Stock over the next two years. On January 15, 1999, the Company repurchased 3 million shares of its Common Stock under an Advanced Share Repurchase Agreement with CIBC Oppenheimer Corp. The purchase price was $80.4 million or $26.8125 per share, the closing price on January 15, 1999. Under the terms of this Advanced Share Repurchase Agreement, the Company will bear the risk of increases and the benefit of decreases on the price of the Common Stock until CIBC Oppenheimer Corp. replaces, through open market purchases or privately negotiated transactions, the shares sold to the Company.

         Future financing requirements may be dependent, to varying degrees, upon numerous factors such as general economic conditions, abnormal weather, load growth, acquisitions of other businesses, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

FUTURE SOURCES OF FINANCING

         Management expects that internally generated funds will be adequate over the next three years to meet anticipated construction expenditures, while maturities of long-term debt will require permanent financing, with the amount and type dependent on market conditions at the time. Short-term borrowings will continue to be used to meet temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. At December 31, 1998, the Company had in place a line of credit for up to $160 million, which was to expire December 6, 2000. In January 1999, the Company's line of credit was increased to $200 million and the Company entered into a $75 million credit agreement with CIBC Oppenheimer Corp. to fund the share repurchase described above.

         The Company continues to evaluate opportunities to enhance shareowner returns and achieve long-term financial objectives through acquisitions of non-utility businesses. Permanent financing could be required for such acquisitions.

THE YEAR 2000 ISSUE

         There has been a great deal of publicity about the Year 2000 ("Y2K") and the possible problems that information technology systems may suffer as a result. The Y2K problem originated with the early development of computerized business applications. To save then-expensive storage space, reduce the complexity of calculations and yield better system performance, programmers and developers used a two-digit date scheme to represent the year (i.e., "72" for "1972"). This two-digit date scheme was used well into the 1980s and 1990s in traditional computer hardware such as mainframe systems, desktop personal computers and network servers, in customized software systems, off-the-shelf applications and operating systems, as well as in embedded systems ("chips") in everything from elevators to industrial plants to consumer products. As the Year 2000 approaches, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers, suppliers, business partners and neighboring utilities to process critical financial and operational information incorrectly, if they are not Year 2000 ready. A failure to identify and correct any such processing problems prior to January 1, 2000 could result in material operational and financial risks if the affected systems either cease to function or produce erroneous data. Such risks are described in more detail below, but could include an inability to operate OG&E's generating plants, disruptions in the operation of its transmission and distribution system and an inability to access interconnections with the systems of neighboring utilities.

         After the Company's mainframe conversion in 1994, some 300 programs were identified as having date sensitive code. All of these programs have since been corrected or will be replaced by Y2K ready packaged applications.

         The Company continues to address the Y2K issues in an aggressive manner. This is reflected by the January 1, 1997 implementation throughout the Company of SAP Enterprise Software, which is Y2K ready, for the financial systems. The SAP installation significantly reduced the potential risks in our older computer systems. The Company is making significant progress towards the implementation of the enterprise-wide software system for customer systems. In addition to significantly reducing the potential risks of its current customer systems, the Company is set to streamline work processes in customer service and power delivery by integrating separate systems into a single system using the enterprise-wide software system. This new single system will also provide for a more flexible automated billing system and enhancements in handling customer service orders, energy outage incidents and customer services.

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

STATE OF READINESS

         The Company has substantially completed the internal inventory and assessment (Phase I) of the Year 2000 plan. Follow-up vendor surveys are being sent to vendors that have not responded to our original requests for information (Phase II). Remediation efforts are ongoing and even though contingency planning is a normal part of our business, plans are being prepared to include specific activities with regard to Y2K issues (Phase III).

         In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that is Y2K ready. All existing personal computers will be upgraded with Y2K ready operating systems before the turn of the century. For embedded and plant operational systems, the Company has generally completed the evaluative process and is commencing corrective plans. In particular, the Company's Energy Management System ("EMS") that monitors transmission interconnections and automatically signals generation output changes, has been contracted for replacement in 1999. Equipment is currently being installed and software is being configured.

         The Company is also participating in an "Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool ("SPP") and the North American Electric Reliability Council ("NERC"). The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy ("DOE"). In addition, the Company is in the process of developing its contingency plans that will be submitted shortly to the SPP and NERC to assist them in assessing Y2K readiness of the regional electric grid.

COSTS OF YEAR 2000 ISSUES

         As described above, with the mainframe conversion, the enterprise software installations and the EMS replacement, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. In addition to the $1 million spent to date for Y2K issues, since 1995 the Company has spent in excess of $29 million on the mainframe conversion, the enterprise software installations and the EMS replacement. The Company expects to spend slightly less than $5 million in 1999. These costs represent estimates, however, and there can be no assurance that actual costs associated with the Company's Y2K issues will not be higher.

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

         Additionally, risk exists regarding the non-readiness of third parties with key business or operational importance to the Company. Year 2000 problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission or internal functional and administrative difficulties on the part of the Company. Although the Company is not presently aware of any such situations, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of the Company. There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Y2K readiness will not be material.

CONTINGENCIES

         The Company through its subsidiaries is defending various claims and legal actions, including environmental actions, which are common to its operations. For a further discussion of these actions, including a lawsuit involving Trigen-Oklahoma City Energy Corporation, see Note 10 of Notes to Consolidated Financial Statements. As to environmental matters, OG&E has been designated as a "potentially responsible party" ("PRP") with respect to two waste disposal sites to which OG&E sent materials. Remediation of one of these sites has been completed and the required monitoring is in place. OG&E's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by the Environmental Protection Agency ("EPA"), which is being contested by one party. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, OG&E's ultimate liability for these sites will not be material.

         Beginning in 2000, OG&E will be limited in the amount of sulfur dioxide it will be allowed to emit into the atmosphere. In order to meet this limit the Company has contracted for lower sulfur coal. OG&E believes this will allow it to meet this limit without additional capital expenditures. With respect to nitrogen oxides, OG&E continues to meet the current emission standard. However, pending regulations on regional haze, and Oklahoma's potential for not being able to meet the new ozone and particulate standards, could require further reductions in sulfur dioxide and nitrogen oxides. If this happens, significant capital expenditures and increased operating and maintenance costs would occur.

         In 1997, the United States was a signatory to the Kyoto Protocol on global warming. If ratified by the U.S. Senate, this Protocol could have a tremendous impact on the Company's operations, by requiring the Company to significantly reduce the use of coal as a fuel source, since the Protocol would require a seven percent reduction in greenhouse gas emissions below the 1990 level.

         The Oklahoma Department of Environmental Quality's CAAA Title V permitting program was approved by the EPA in March 1996. By March of 1997, OG&E had submitted all required permit applications and by January 1, 2000 OG&E expects to have new Title V permits for all of its major source generating stations. Air permit fees for generating stations were approximately $0.3 million in 1998 and are estimated to be approximately $0.4 million in 1999.

REGULATION; COMPETITION

         As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). In June 1998, various amendments to the Act were enacted. If implemented as proposed, the Act will significantly affect OG&E's future operations.

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

         The Act directs the Joint Electric Utility Task Force, composed of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives, to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma and to develop a proposed electric utility framework for Oklahoma. The Study was to be delivered in several parts. As a result of the 1998 amendments, the time frame for the delivery of the remaining parts of the Study was accelerated to October 1, 1999. This study is to address: (i) technical issues (including reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power); (ii) financial issues (including rates, charges, access fees, transition costs and stranded costs); (iii) consumer issues (such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards); and (iv) tax issues (including sales and use taxes, ad valorem taxes and franchise fees).

         Neither the Oklahoma Tax Commission nor the OCC is authorized to issue any rules on such matters without the approval of the Oklahoma Legislature. Other provisions of the Act (i) authorize the Joint Electric Utility Task Force to retain consultants to study, among other things, the creation of an independent system operator, (ii) prohibit customer switching prior to July 1, 2002, except by mutual consent, (iii) prohibit municipalities that do not become subject to the Act, from selling power outside their municipal limits, except from lines owned on April 25, 1997, (iv) require a uniform tax policy be established by July 1, 2002 and (v) require out-of-state suppliers of electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers to provide equal access to their transmission and distribution facilities outside of Oklahoma.

         A new bill was introduced in the State Senate in January 1999 and if enacted would clarify certain ambiguities by defining key terms in the Act.

         In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. During 1998, the APSC held hearings to consider competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company participated actively in those proceedings, and in October 1998, the APSC issued its report on these issues to the Arkansas General Assembly.

         On February 11, 1997, the OCC issued an Order, among other things, directing OG&E to transition to competitive bidding for its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. This Order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins. In 1998, approximately $41.6 million or 8.2 percent of Enogex's revenues were attributable to transporting gas for OG&E. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations. Nevertheless, a potential outcome of the competitive bidding process is that the revenues of Enogex derived from transporting gas for OG&E may be significantly less after April 30, 2000.

         The OCC has adopted rules that are designed to make the gas utility business in Oklahoma more competitive. These rules do not impact the electric industry. Yet, if implemented, the rules are expected to offer increased opportunities to Enogex's pipeline and related businesses.

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

         In April 1996, the FERC issued two final rules, Orders 888 and 889, which are having a significant impact on wholesale markets. Order 888, sets forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. In 1997, the FERC issued clarifying final orders in response to rehearing requests by numerous market participants regarding Orders No. 888 and 889. During 1998, OG&E submitted filings to the FERC to comply with these Orders, and those filings have been accepted. As OG&E continues to prepare for restructuring at the retail level, it is expected that additional filings will be made in order to ensure continuing compliance with the FERC's wholesale restructuring orders.

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

         As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate OG&E's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $31 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

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

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). OG&E filed a cost of service study and has requested a $1.7 million annual rate increase. A decision on this rate case is expected in the next few months.

MARKET RISK

RISK MANAGEMENT

         The risk management process established by the Company is designed to measure both quantitative and qualitative risks in its businesses. A senior risk management committee has been established to review these risks on a regular basis. The Company is exposed to market risk, including changes in interest rates and certain commodity prices.

         To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies on hedging practices. Derivative positions are monitored using techniques such as market value and sensitivity analysis.

INTEREST RATE RISK

         The Company's exposure to changes in interest rates relates primarily to long-term debt obligations and commercial paper. The Company manages its interest rate exposure by limiting its variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Company does not currently participate in interest rate-related derivative financial instruments. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

=============================================================================================================
                                                                                                     1998
                                                                                                   Year-end
(DOLLARS IN MILLIONS)      1999       2000      2001      2002      2003    Thereafter   Total    Fair Value
-------------------------------------------------------------------------------------------------------------
Fixed rate debt
  Principal amount......  $  2.0    $169.0    $  2.0    $ 65.0    $  2.0      $564.7     $804.7      $844.8
  Weighted-average
    interest rate.......   7.15%      6.41%     7.15%     7.05%     7.15%       6.79%      6.95%        ---
Variable-rate debt
  Principal amount......    ---        ---       ---       ---       ---      $135.4     $135.4      $135.4
  Weighted-average
    interest rate.......    ---        ---       ---       ---       ---        3.77%      3.77%        ---
=============================================================================================================

COMMODITY PRICE EXPOSURE

         The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in our commodity prices.

         The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. To partially reduce price risk caused by these market fluctuations, the Company's policy is to hedge (through the utilization of derivatives) a portion of the Company's supply and related purchase and sale contracts, as well as any anticipated transactions (purchases and sales). Because the commodities covered by these derivatives are substantially the same commodities that the Company buys and sells in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets, are deemed necessary.

         A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's natural gas and electricity commodity positions. The Company's daily net commodity position consists of natural gas inventories, purchased electric capacity, commodity purchase and sales contracts, and derivative financial and commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. The results of this analysis, which may differ from actual results, are as follows for fiscal 1999:

(DOLLARS IN THOUSANDS)                 Wholesale                Non-Trading
================================================================================

Commodity market risk, net........       $ 823                     $ 877
================================================================================

         Besides the various existing contingencies herein described, and those described in Note 10 of Notes to Consolidated Financial Statements, the
Company's ability to fund its future operational needs and to finance its construction program is dependent upon numerous other factors beyond its control, such as general economic conditions, abnormal weather, load growth, inflation, new environmental laws or regulations, and the cost and availability of external financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

         See Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

December 31 (DOLLARS IN THOUSANDS)                                    1998           1997           1996
============================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

  In service...................................................    $4,391,232     $4,125,858     $4,005,532

  Construction work in progress................................        50,039         25,799         27,968
------------------------------------------------------------------------------------------------------------
    Total property, plant and equipment........................     4,441,271      4,151,657      4,033,500

      Less accumulated depreciation............................     1,914,721      1,797,806      1,687,423
------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment............................     2,526,550      2,353,851      2,346,077
------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS, at cost........................        31,682         37,898         24,802
------------------------------------------------------------------------------------------------------------


CURRENT ASSETS:

  Cash and cash equivalents....................................           378          4,257          2,523

  Accounts receivable - customers, less reserve of $3,342,

    $4,507 and $4,626, respectively............................       141,235        117,842        128,974

  Accrued unbilled revenues....................................        22,500         36,900         34,900

  Accounts receivable - other..................................        12,902         11,470         11,748

  Fuel inventories, at LIFO cost...............................        57,288         49,369         62,725

  Materials and supplies, at average cost......................        29,734         28,430         24,827

  Prepayments and other........................................        31,551          4,489          4,300

  Accumulated deferred tax assets..............................         7,811          6,925         10,067
------------------------------------------------------------------------------------------------------------
    Total current assets.......................................       303,399        259,682        280,064
------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES:

  Advance payments for gas.....................................        15,000         10,500          9,500

  Income taxes recoverable through future rates................        40,731         42,549         44,368

  Other........................................................        66,567         61,385         57,544
------------------------------------------------------------------------------------------------------------
    Total deferred charges.....................................       122,298        114,434        111,412
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS...................................................    $2,983,929     $2,765,865     $2,762,355
============================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


December 31 (DOLLARS IN THOUSANDS)                                    1998           1997           1996
============================================================================================================
CAPITALIZATION AND LIABILITIES


CAPITALIZATION (see statements):

  Common stock and retained earnings...........................    $1,043,382     $  984,960     $  961,603

  Cumulative preferred stock...................................           ---         49,266         49,379

  Long-term debt...............................................       935,583        841,924        829,281
------------------------------------------------------------------------------------------------------------
    Total capitalization.......................................     1,978,965      1,876,150      1,840,263
------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

  Short-term debt..............................................       119,100          1,000         41,400

  Accounts payable.............................................        96,936         77,733         86,856

  Dividends payable............................................        26,865         27,428         27,421

  Customers' deposits..........................................        23,985         23,847         23,257

  Accrued taxes................................................        30,500         21,677         26,761

  Accrued interest.............................................        21,081         20,041         19,832

  Long-term debt due within one year...........................         2,000         25,000         15,000

  Other........................................................        50,266         38,518         39,188
------------------------------------------------------------------------------------------------------------
    Total current liabilities..................................       370,733        235,244        279,715
------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

  Accrued pension and benefit obligation.......................        17,952         62,023         61,335

  Accumulated deferred income taxes............................       531,940        503,952        488,016

  Accumulated deferred investment tax credits..................        67,728         72,878         78,028

  Other........................................................        16,611         15,618         14,998
------------------------------------------------------------------------------------------------------------
    Total deferred credits and other liabilities...............       634,231        654,471        642,377
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 10, 11 and 13)
------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES...........................    $2,983,929     $2,765,865     $2,762,355
============================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (DOLLARS IN THOUSANDS)                                           1998           1997           1996
==================================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
  Common stock, par value $0.01 per share, authorized
    125,000,000 shares; and outstanding 80,797,539,
    80,771,834, and 92,941,232 shares, respectively..................    $      808     $      808     $      929
  Premium on capital stock...........................................       512,806        512,089        936,108
  Retained earnings..................................................       529,768        472,063        449,198
  Treasury stock, zero, zero, and 12,183,742 shares,
    respectively.....................................................           ---            ---       (424,632)
------------------------------------------------------------------------------------------------------------------
      Total common stock and retained earnings.......................     1,043,382        984,960        961,603
------------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
  Par value $20, authorized 675,000 shares - 4%;
    zero, 418,963, and 421,963 shares, respectively..................           ---          8,379          8,439
  Par value $100, authorized 1,865,000 shares-
    SERIES    SHARES OUTSTANDING
    4.20%     zero, 49,750, and 49,950 shares, respectively..........           ---          4,975          4,995
    4.24%     zero, 74,990, and 75,000 shares, respectively..........           ---          7,499          7,500
    4.44%     zero, 63,200, and 63,500 shares, respectively..........           ---          6,320          6,350
    4.80%     zero, 70,925, and 70,950 shares, respectively..........           ---          7,093          7,095
    5.34%     zero, 150,000, and 150,000 shares, respectively........           ---         15,000         15,000
------------------------------------------------------------------------------------------------------------------
      Total cumulative preferred stock...............................           ---         49,266         49,379
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
  First mortgage bonds-
    SERIES    DATE DUE
    5.125%    January 1, 1997........................................           ---            ---         15,000
    6.375%    January 1, 1998........................................           ---         25,000         25,000
    7.125%    January 1, 1999........................................           ---         12,500         12,500
    6.250%    Senior Notes Series B, October 15, 2000................       110,000        110,000        110,000
    7.125%    January 1, 2002........................................           ---         40,000         40,000
    8.375%    January 1, 2007........................................           ---            ---         75,000
    8.625%    November 1, 2007.......................................           ---         35,000         35,000
    8.250%    August 15, 2016........................................           ---            ---        100,000
    7.000%    Pollution Control Series C, March 1, 2017..............           ---            ---         56,000
    6.500%    Senior Notes Series D, July 15, 2017...................       125,000        125,000            ---
    8.875%    December 1, 2020.......................................           ---            ---         75,000
    7.300%    Senior Notes Series A, October 15, 2025................       110,000        110,000        110,000
    6.650%    Senior Notes Series C, July 15, 2027...................       125,000        125,000            ---
    6.500%    Senior Notes Series E, April 15, 2028..................       100,000            ---            ---
  Other bonds-
    Var. %    Garfield Industrial Authority, January 1, 2025.........        47,000         47,000         47,000
    Var. %    Muskogee Industrial Authority, January 1, 2025.........        32,400         32,400         32,400
    Var. %    Muskogee Industrial Authority, June 1, 2027............        56,000         56,000            ---
  Unamortized premium and discount, net..............................        (2,488)          (976)        (8,619)
  Enogex Inc. notes (Note 6).........................................       234,671        150,000        120,000
------------------------------------------------------------------------------------------------------------------
      Total long-term debt...........................................       937,583        866,924        844,281
        Less long-term debt due within one year......................         2,000         25,000         15,000
------------------------------------------------------------------------------------------------------------------
      Total long-term debt (excluding long-term
        debt due within one year)....................................       935,583        841,924        829,281
------------------------------------------------------------------------------------------------------------------
Total Capitalization.................................................    $1,978,965     $1,876,150     $1,840,263
==================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                        CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)       1998           1997           1996
================================================================================================================
OPERATING REVENUES.................................................    $1,617,737     $1,443,610     $1,387,435
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

  Fuel.............................................................       315,194        277,806        279,083

  Purchased power..................................................       240,542        222,464        222,070

  Gas and electricity purchased for resale.........................       216,432        172,764        117,343

  Other operation and maintenance..................................       305,106        311,337        307,154

  Depreciation and amortization....................................       149,818        142,632        136,140

  Current income taxes.............................................        84,722         57,347         81,227

  Deferred income taxes, net.......................................        29,072         22,255          2,150

  Deferred investment tax credits, net.............................        (5,150)        (5,150)        (5,150)

  Taxes other than income..........................................        51,188         48,157         46,199
----------------------------------------------------------------------------------------------------------------
    Total operating expenses.......................................     1,386,924      1,249,612      1,186,216
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME...................................................       230,813        193,998        201,219
----------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS:

  Interest income..................................................         3,561          3,873          2,198

  Other............................................................         2,197          1,174         (2,101)
----------------------------------------------------------------------------------------------------------------
    Net other income and deductions................................         5,758          5,047             97
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:

  Interest on long-term debt.......................................        60,856         62,572         62,412

  Allowance for borrowed funds used during construction............        (1,071)          (599)          (709)

  Other............................................................        10,914          4,522          6,281
----------------------------------------------------------------------------------------------------------------
    Total interest charges, net....................................        70,699         66,495         67,984
----------------------------------------------------------------------------------------------------------------
NET INCOME.........................................................       165,872        132,550        133,332

PREFERRED DIVIDEND REQUIREMENTS....................................           733          2,285          2,302
----------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON STOCK................................    $  165,139     $  130,265     $  131,030
================================================================================================================
AVERAGE COMMON SHARES OUTSTANDING (thousands)......................        80,772         80,745         80,734

EARNINGS PER AVERAGE COMMON SHARE..................................    $     2.04     $     1.61     $     1.62

AVERAGE COMMON SHARES OUTSTANDING
  ASSUMING DILUTION (thousands)....................................        80,787         80,745         80,734

EARNINGS PER AVERAGE COMMON SHARE
  ASSUMING DILUTION................................................    $     2.04     $     1.61     $     1.62
================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year ended December 31 (DOLLARS IN THOUSANDS)                         1998           1997           1996
============================================================================================================
BALANCE AT BEGINNING OF PERIOD.................................    $  472,063     $  449,198     $  425,545

ADD - net income...............................................       165,872        132,550        133,332

    Total......................................................       637,935        581,748        558,877

DEDUCT:

  Cash dividends declared on preferred stock...................           733          2,285          2,302

  Cash dividends declared on common stock......................       107,434        107,400        107,377
------------------------------------------------------------------------------------------------------------
    Total......................................................       108,167        109,685        109,679
------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD.......................................    $  529,768     $  472,063     $  449,198
============================================================================================================



































THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (DOLLARS IN THOUSANDS)                         1998           1997           1996
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................    $  165,872     $  132,550     $  133,332
  Adjustments to Reconcile Net Income to Net Cash Provided
    from Operating Activities:
    Depreciation and amortization..............................       149,818        142,632        136,140
    Deferred income taxes and investment tax credits, net......        23,922         17,105         (3,000)
    Gain on sale of assets.....................................           ---         (2,511)           ---
    Provision for rate refund..................................           ---            ---          1,804
    Change in Certain Current Assets and Liabilities:
        Accounts receivable - customers........................       (23,393)        11,132        (16,533)
        Accrued unbilled revenues..............................        14,400         (2,000)         8,650
        Fuel, materials and supplies inventories...............        (9,223)         9,753         (4,200)
        Accumulated deferred tax assets........................          (886)         3,142            692
        Other current assets...................................       (25,627)            89         (2,361)
        Accounts payable.......................................        19,203         (9,123)        13,401
        Accrued taxes..........................................         8,823         (5,084)        (1,176)
        Accrued interest.......................................         1,040            209            688
        Accumulated provision for rate refund..................           ---            ---         (2,650)
        Other current liabilities..............................        11,323            (73)         7,131
    Other operating activities.................................       (43,003)        (2,503)        22,753
------------------------------------------------------------------------------------------------------------
        Net cash provided from operating activities............       292,269        295,318        294,671
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.......................................      (235,231)      (163,571)      (161,129)
    Other investing activities.................................        (8,084)         4,900            ---
------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities..................      (243,315)      (158,671)      (161,129)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt...............................      (113,500)      (321,000)           ---
    Proceeds from long-term debt...............................       100,000        336,000            ---
    Short-term debt, net.......................................       118,100        (40,400)       (26,200)
    Redemption of preferred stock..............................       (49,266)          (113)          (560)
    Retirement of treasury stock...............................           ---            285            ---
    Cash dividends declared on preferred stock.................          (733)        (2,285)        (2,302)
    Cash dividends declared on common stock....................      (107,434)      (107,400)      (107,377)
------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities..................       (52,833)      (134,913)      (136,439)
------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................................        (3,879)         1,734         (2,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.......................................................         4,257          2,523          5,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................    $      378     $    4,257     $    2,523
============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Period for:
        Interest (net of amount capitalized)...................    $   59,792     $   64,081     $   64,882
        Income taxes ..........................................    $   77,150     $   64,705     $   82,970
------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Debt assumed in acquisition of subsidiary..................    $   80,000            ---            ---
    Capital lease financing....................................    $    9,818            ---            ---
    Other investing and financing activities...................    $   (3,000)    $    5,185            ---
============================================================================================================




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

ACCOUNTING RECORDS

         The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, OG&E, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise reduce expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At December 31, 1998, regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from one to 20 years.

         The components of deferred charges - other, and regulatory assets and liabilities on the Consolidated Balance Sheets included the following, as of December 31:


DEFERRED CHARGES - OTHER

(DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Regulated Deferred Charges:

  Workforce reduction..........................................    $      ---      $     ---      $   3,759

  Unamortized debt expense.....................................         8,566          6,776         10,291

  Unamortized loss on reacquired debt..........................        29,072         28,660         10,253

  Miscellaneous................................................         2,217            403            435
------------------------------------------------------------------------------------------------------------
    Total regulated deferred charges...........................        39,855         35,839         24,738
------------------------------------------------------------------------------------------------------------
Non-Regulated Deferred Charges:

  Enogex gas sales contracts...................................        12,389         13,925         14,949

  Insurance claims - property damage...........................           ---            ---          6,231

  Miscellaneous................................................        14,323         11,621         11,626
------------------------------------------------------------------------------------------------------------
    Total non-regulated deferred charges.......................        26,712         25,546         32,806
------------------------------------------------------------------------------------------------------------
Total Deferred Charges.........................................    $   66,567     $   61,385     $   57,544
============================================================================================================

REGULATORY ASSETS AND LIABILITIES

(DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Regulatory Assets:

  Income taxes recoverable from customers......................    $  104,160     $  115,989     $  127,819

  Unamortized loss on reacquired debt..........................        29,072         28,660         10,253

  Workforce reduction..........................................           ---            ---          3,759

  Miscellaneous................................................         2,217            403            435
------------------------------------------------------------------------------------------------------------
    Total Regulatory Assets....................................       135,449        145,052        142,266

Regulatory Liabilities:

  Income taxes refundable to customers.........................       (63,429)       (73,440)       (83,451)

  Gain on disposition of allowances............................           ---            ---           (329)
------------------------------------------------------------------------------------------------------------
Net Regulatory Assets..........................................    $   72,020     $   71,612     $   58,486
============================================================================================================

         Management continuously monitors the future recoverability of regulatory assets. When, in management's judgment, future recovery becomes impaired; the amount of the regulatory asset is reduced or written-off, as appropriate.

         If the Company were required to discontinue the application of SFAS No. 71 for some or all of its operations, it would result in writing off the related regulatory assets; the financial effects of which could be significant.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company adopted this new standard effective December 31, 1998. Adoption of this new standard changed the presentation of certain disclosure information of the Company, but did not affect reported earnings.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company adopted this new standard effective December 31, 1998. Adoption of this new standard changed the presentation of certain disclosure information of the Company, but did not affect reported earnings.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective January 1, 1999, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operations.

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

         In December 1998, the FASB Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The effect of initial application of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. The Company will adopt this new Issue effective January 1, 1999, and management believes the adoption of the new Issue will not have a material impact on its consolidated financial position or results of operations.

         DERIVATIVES

         Enogex, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas and electricity at future dates. Due to fluctuations in the natural gas and electricity markets, the Company buys or sells natural gas and electricity futures contracts, swaps or options to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. Additionally, the Company will use these contracts as an enhancement or speculative trade. For qualifying hedges, the Company accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month for hedged transactions, at which time the gain or loss on the natural gas or electricity futures contract, swap or option is recognized in the results of operations. The Company recognizes the gain or loss on enhancement or speculative contracts as market values change in the results of operations.

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

DEPRECIATION

         The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1998, 1997 and 1996, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

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

         AFUDC rates, compounded semi-annually, were 5.75, 5.94 and 5.63 percent for the years 1998, 1997 and 1996, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the financial instruments on the Consolidated Balance Sheets not otherwise discussed in these notes approximate fair value.

CASH AND CASH EQUIVALENTS

         For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

         The Company's cash management program utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled $27.8 million, $18.5 million and $24.0 million at December 31, 1998, 1997 and 1996, respectively, and are classified as accounts payable in the accompanying Consolidated Balance Sheets. Sufficient funds were available to fund these outstanding checks when they were presented for payment.

HEAT PUMP LOANS

         OG&E has a heat pump loan program, whereby, qualifying customers may obtain a loan from OG&E to purchase a heat pump. Customer loans are available from a minimum of $1,500 to a maximum of $13,000 with a term of 6 months to 72 months. The finance rate is based upon short-term loan rates and is reviewed and updated periodically. The interest rates were 8.25, 8.25 and 9.75 percent at December 31, 1998, 1997 and 1996, respectively.

         The current portion of these loans totaled $1.0 million, $4.9 million and $4.0 million at December 31, 1998, 1997 and 1996, respectively, and are classified as accounts receivable - customers in the accompanying Consolidated Balance Sheets. The noncurrent portion of these loans totaled $4.0 million, $19.1 million and $15.3 million at December 31, 1998, 1997 and 1996, respectively, and are classified as other property and investments in the accompanying Consolidated Balance Sheets. In 1998 OG&E sold approximately $25.0 million of its heat pump loans.

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

FUEL INVENTORIES

         Fuel inventories for the generation of electricity consists of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories was lower than the stated LIFO cost by approximately $4.4 million for 1998 and $1.1 million for 1997, and exceeded the stated LIFO cost by approximately $4.6 million for 1996, based on the average cost of fuel purchased late in the respective years. Natural gas products inventories are held for sale and accounted for based on the weighted average cost of production.

ACCRUED VACATION

         The Company accrues vacation pay by establishing a liability for vacation earned during the current year, but is not payable until the following year. The accrued vacation totaled $13.4 million, $13.2 million and $11.4 million at December 31, 1998, 1997 and 1996, respectively, and is classified as other current liabilities in the accompanying Consolidated Balance Sheets.

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

RECLASSIFICATIONS AND STOCK SPLIT

         Certain amounts have been reclassified on the consolidated financial statements to conform with the 1998 presentation. Effective June 15, 1998, the outstanding shares of the Company's common stock were split on a two-for-one basis. The new shares were issued to shareowners of record on June 1, 1998. Prior period shares, dividends and earnings per share of common stock have been restated to reflect the stock split.

2.       INCOME TAXES

         The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                             1998           1997           1996
================================================================================================================
Provision For Current Income Taxes:

  Federal..........................................................    $   72,084     $   47,676     $   72,633

  State............................................................        12,638          9,671          8,594
----------------------------------------------------------------------------------------------------------------
      Total Provision For Current Income Taxes.....................        84,722         57,347         81,227
----------------------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:

  Federal

    Depreciation...................................................         1,490         11,344          2,671

    Repair allowance...............................................         1,200            794          2,100

    Removal costs..................................................          (220)           774            630

    Provision for rate refund......................................           ---            ---            928

    Software implementation costs..................................           ---          4,840         (1,727)

    Company restructuring..........................................            22           (494)        (8,250)

    Pension expense................................................        14,806            ---            ---

    Bond Redemption-unamortized costs..............................         8,458            ---            ---

    Other..........................................................            20          2,093          1,433

  State............................................................         3,296          2,904          4,365
----------------------------------------------------------------------------------------------------------------
      Total Provision  (Benefit) For Deferred Income Taxes, net....        29,072         22,255          2,150
----------------------------------------------------------------------------------------------------------------
Deferred Investment Tax Credits, net...............................        (5,150)        (5,150)        (5,150)

Income Taxes Relating to Other Income and Deductions...............           ---          2,114           (515)
----------------------------------------------------------------------------------------------------------------
      Total Income Tax Expense.....................................    $  108,644     $   76,566     $   77,712
----------------------------------------------------------------------------------------------------------------
Pretax Income......................................................      $274,516     $  209,116     $  211,044
================================================================================================================

The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

 Year ended December 31                                                      1998           1997           1996
================================================================================================================
Statutory federal tax rate.........................................          35.0%          35.0%          35.0%

State income taxes, net of federal income tax benefit..............           3.8            3.9            4.0

Tax credits, net...................................................          (3.0)          (4.0)          (4.1)

Other, net.........................................................           3.8            1.7            1.9
----------------------------------------------------------------------------------------------------------------
  Effective income tax rate as reported............................          39.6%          36.6%          36.8%
================================================================================================================

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

         The deferred tax provisions, set forth above, are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Accumulated Deferred Income Taxes at December 31, 1998, 1997 and 1996 are as follows:


(DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Current Deferred Tax Assets:

  Accrued vacation.............................................    $    5,088     $    4,221     $    4,171

  Uncollectible accounts.......................................         1,242          1,898          1,748

  Capitalization of indirect costs.............................           172            106          2,583

  RAR interest.................................................           774            ---            ---

  Provision for Worker's Compensation claims...................           462            595          1,207

  Other........................................................            73            105            358
------------------------------------------------------------------------------------------------------------
      Accumulated deferred tax assets..........................    $    7,811     $    6,925     $   10,067
============================================================================================================
Deferred Tax Liabilities:

  Accelerated depreciation and other property-related
    differences................................................    $  491,943     $  489,739     $  469,949

  Allowance for funds used during construction.................        38,575         43,327         46,429

  Income taxes recoverable through future rates................        40,310         44,888         49,466
------------------------------------------------------------------------------------------------------------
      Total....................................................       570,828        577,954        565,844
------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:

  Deferred investment tax credits..............................       (21,875)       (23,623)       (25,372)

  Income taxes refundable through future rates.................       (24,547)       (28,421)       (32,296)

  Postemployment medical and life insurance benefits...........        (3,100)        (4,174)        (2,301)

  Company pension plan.........................................          (682)       (16,242)       (16,465)

  Bond redemption-unamortized costs............................         9,353            ---            ---

  Other........................................................         1,963         (1,542)        (1,394)
------------------------------------------------------------------------------------------------------------
      Total....................................................       (38,888)       (74,002)       (77,828)
------------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Tax Liabilities....................    $  531,940     $  503,952     $  488,016
============================================================================================================

3.       COMMON STOCK AND RETAINED EARNINGS

         In May 1998, the Company's Board of Directors approved a two-for-one stock split of its common stock, par value $0.01 per share (the "Common Stock"), by declaring a 100 percent stock dividend payable June 15, 1998. Accordingly, each shareowner of record of the Common Stock received one additional share of Common Stock for each share of Common Stock held on June 1, 1998.

         There were 25,705, 28,896 and zero shares of new stock issued pursuant to the Restricted Stock Plan during 1998, 1997 and 1996, respectively. The $0.7 million increase in 1998 in premium on capital stock as presented on the Consolidated Statements of Capitalization, represents a gain on the issuance of common stock pursuant to the Restricted Stock Plan. The $424.0 million decrease in 1997 in premium on capital stock represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan, repurchased preferred stock and the retirement of treasury stock.

         There were 10,110,846 shares of unissued common stock reserved for the various employee and Company stock plans at December 31, 1998. With the exception of the Stock Incentive Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

SHAREOWNERS RIGHTS PLAN

         In December 1990, OG&E adopted a Shareowners Rights Plan designed to protect shareowners' interests in the event that OG&E was ever confronted with an unfair or inadequate acquisition proposal. In connection with the corporate restructuring, the Company adopted a substantially identical Shareowners Rights Plan in August 1995. Pursuant to the plan, the Company declared a dividend distribution of one "right" for each share of Company common stock. As a result of the June 1998 two-for-one stock split, each share of common stock is now entitled to one-half of a right. Each right entitles the holder to purchase from the Company one one-hundredth of a share of new preferred stock of the Company under certain circumstances. The rights may be exercised if a person or group announces its intention to acquire, or does acquire, 20 percent or more of the Company's common stock. Under certain circumstances, the holders of the rights will be entitled to purchase either shares of common stock of the Company or common stock of the acquirer at a reduced percentage of market value. The rights are scheduled to expire on December 11, 2000.

4.       STOCK INCENTIVE PLAN

         On January 21, 1998, the Company adopted a Stock Incentive Plan. Under this plan, restricted stock, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees. The Company has authorized the issuance of up to 4,000,000 shares under the plan.

         RESTRICTED STOCK

         The Company had a Restricted Stock Plan whereby certain employees periodically received shares of the Company's common stock at the discretion of the Board of Directors. The Stock Incentive Plan replaced the Restricted Stock Plan. The Company distributed 25,705, 28,896 and 32,048 shares of common stock during 1998, 1997 and 1996, respectively. The Company also reacquired 13,195, 14,552 and 21,076 shares in 1998, 1997 and 1996, respectively. The shares distributed in 1996 and the shares reacquired in 1997 and 1996 were recorded as treasury stock. The restricted stock distributed in 1998 vests at the end of three years. The restricted stock distributed in 1997 and 1996 vests over four years at (20 percent in each of the first three years and 40 percent in the final year).

         Changes in common stock were:

(THOUSANDS)                                                           1998           1997           1996
============================================================================================================
Shares outstanding January 1...................................      80,772         80,758         80,747

Issued/reacquired under the Restricted Stock Plan, net.........          26             14             11
------------------------------------------------------------------------------------------------------------
Shares outstanding December 31.................................      80,798         80,772         80,758
============================================================================================================

STOCK OPTIONS

         In January 1998, the Company awarded approximately 443,800 stock options, with an exercise price of $25.9375 (adjusted for stock split). These options vest in one-third annual installments beginning one year from the date of grant and have a contractual life of 10 years. During 1998, 19,200 stock options were forfeited. At December 31, 1998, 424,600 stock options were outstanding. The remaining contractual life of these options is approximately nine years.

         During 1996, the Company adopted SFAS 123 and pursuant to its provision elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. Using the Black-Scholes pricing model, the estimated fair value of each option granted was $2.34.

         The following table shows assumptions used to estimate the fair value of options granted on January 21, 1998:

         Expected life of options...............................   7 years
         Risk-free interest rate................................   5.57%
         Expected volatility....................................  15.59%
         Expected dividend yield................................   6.47%

         The following table reflects pro forma earnings available for common stock had the Company elected to adopt the fair value approach to SFAS 123:

                                                                       1998           1997           1996
============================================================================================================
Earnings available for common stock:

  As Reported..................................................    $  165,139     $  130,265     $  131,030

  Pro Forma....................................................       164,933        130,002        130,971
============================================================================================================

         Reported and pro forma earnings per share amounts are equivalent for 1996 through 1998.

5.       CUMULATIVE PREFERRED STOCK OF SUBSIDIARY

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

6.       LONG-TERM DEBT

         On January 2, 1998, OG&E retired $25 million principal amount of 6.375 percent First Mortgage Bonds due January 1, 1998.

         On April 15, 1998, OG&E issued $100.0 million in Senior Notes at 6.50 percent due April 15, 2028. The proceeds from the sale of this new debt were applied to the redemption on April 21, 1998 of $12.5 million principal amount of OG&E's 7.125 percent First Mortgage Bonds due January 1, 1999, $40.0 million principal amount of OG&E's 7.125 percent First Mortgage Bonds due January 1, 2002 and $35.0 million principal amount of OG&E's 8.625 percent First Mortgage Bonds due November 1, 2007 and for general corporate purposes.

         The $112.5 million principal amount of OG&E's First Mortgage Bonds retired in 1998 was the last subject to the lien of the Trust Indenture. Therefore, no electric plant is now subject to the lien of the Trust Indenture and the lien has been discharged.

         In January 1998, EAPC issued a $5.7 million Note at 7 percent, due July 1, 2020. The proceeds from the Note were utilized by EAPC in the NOARK acquisition. Annual payments of approximately $0.8 million (including principal and accrued interest) begin July 1, 2004.

         In June 1998, NOARK Pipeline Finance, L.L.C., a finance company subsidiary of NOARK, issued $80.0 million principal amount of unsecured 7.15 percent Notes due July 18, 2018. These Notes are entitled to the benefits of a guaranty issued by Enogex pursuant to which Enogex has guaranteed 40 percent (subject to certain adjustments) of the principal, interest and premium on such Notes. The remaining 60 percent of the principal, interest and premium on such notes are guaranteed by Southwestern Energy Company, the parent company of Southwestern Energy Pipeline Company. The proceeds from the sale of the Notes were loaned by NOARK Pipeline Finance, L.L.C. to NOARK and utilized by NOARK (i) to repay a bank revolving line of credit (approximately $29.75 million), (ii) to repay an outstanding term loan from Enogex (approximately $48.825 million) and
(iii) for general corporate purposes. Principal payments of $1.0 million plus accrued interest are due semi-annually.

         As of December 31, 1998, Enogex long-term debt consisted of $79 million principal amount of 7.15 percent Senior Notes due July 19, 2018, $5.7 million principal amount of 7.00 percent Notes due July 1, 2020 and $150 million of medium term notes at a composite rate of 6.97 percent. The following table itemizes the Enogex long-term debt at December 31, 1998, 1997 and 1996:


December 31 (DOLLARS IN THOUSANDS)                                     1998         1997         1996
=======================================================================================================
Series Due August 7, 2000 -- 6.76% - 6.77%.....................     $ 27,000     $ 27,000     $ 27,000

Series Due August 31, 2000 -- 6.68%............................       20,000       20,000       20,000

Series Due September 1, 2000 -- 6.70%..........................       10,000       10,000       10,000

Series Due August 7, 2002 -- 7.02% - 7.05%.....................       63,000       63,000       63,000

Series Due July 23, 2004 -- 6.79%..............................       30,000       30,000          ---

Series Due July 18, 2018 -- 7.15%..............................       79,000          ---          ---

Series Due July 1, 2020 -- 7.00%...............................        5,671          ---          ---
-------------------------------------------------------------------------------------------------------
      Total....................................................     $234,671     $150,000     $120,000
=======================================================================================================

         Maturities of the Company's long-term debt during the next five years consist of $2 million in 1999; $169 million in 2000; $2 million in 2001; $65 million in 2002 and $2 million in 2003.

         The Company has previously incurred costs related to debt refinancings. Unamortized debt expense and unamortized loss on reacquired debt, and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt and are classified as deferred charges -- other and long-term debt, respectively, in the accompanying Consolidated Balance Sheets.

7.       SHORT-TERM DEBT

         The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. The maximum and average amounts of short-term borrowings during 1998 were $183.5 million and $114.6 million, respectively, at a weighted average interest rate of 5.75%. The weighted average interest rates for 1997 and 1996 were 5.94% and 5.63%, respectively. Short-term debt in the amount of $119.1 million was outstanding at December 31, 1998. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. At December 31, 1998, the Company had in place a line of credit for up to $160 million, which was to expire December 6, 2000. In January 1999, the Company's line of credit was increased to $200 million and the Company entered into a $75 million credit agreement with CIBC Oppenheimer Corp. to fund the share repurchase program. See
Note 13 of Notes to Consolidated Financial Statements for related discussion.

8.       PENSION AND POSTRETIREMENT BENEFIT PLANS

         During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

         As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions." In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs, which had not been offset by labor savings through December 31, 1994. The remaining balance of approximately $48.9 million was amortized over 26 months, commencing January 1, 1995.

         The amortization of the deferred regulatory asset was zero, $3.7 million and $22.6 million at December 31, 1998, 1997 and 1996, respectively.

         All eligible employees of the Company are covered by a non-contributory defined benefit pension plan. Under the plan, retirement benefits are primarily a function of both the years of service and the highest average monthly compensation for 60 consecutive months out of the last 120 months of service.

         It is the Company's policy to fund the plan on a current basis to comply with the minimum required contributions under existing tax regulations. The Company made contributions of $51.6 million during 1998 to increase the Plan's funded status. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

         The plan's assets consist primarily of U.S. Government securities, listed common stock and corporate debt.

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

         A reconciliation of the funded status of the plans and the amounts included in the Company's Consolidated Balance Sheets:

Projected benefit obligations are as follows:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Beginning obligations...........   $(320,842)   $(284,973)   $(295,573)         $ (94,199)   $ (94,272)   $(102,789)

Service cost....................      (8,272)      (6,529)      (6,493)            (2,030)      (2,144)      (2,317)

Interest cost...................     (21,766)     (20,803)     (20,909)            (5,748)      (6,365)      (6,824)

Participant contributions.......         ---          ---          ---             (1,077)        (902)      (1,157)

Plan changes....................      (3,561)         ---       (5,308)               ---          ---          ---

Actuarial gains (losses)........      (8,568)     (32,667)      20,588              6,029        3,198       11,174

Benefits paid...................      20,345       24,130       22,722              7,931        6,286        7,641

Expenses........................         231          ---          ---                ---          ---          ---
--------------------------------------------------------------------------------------------------------------------
Ending obligations..............   $(342,433)   $(320,842)   $(284,973)         $ (89,094)   $ (94,199)   $ (94,272)
====================================================================================================================

Fair value of plans' assets:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Beginning fair value............   $ 242,254    $ 222,912    $ 214,986          $  47,130    $  39,066    $  23,864

Actual return on plans' assets..      30,865       33,489       22,896              5,133        8,047        2,128

Employer contributions..........      51,626        9,983        7,752              5,474        5,271       19,459

Participants' contributions.....         ---          ---          ---                915          874        1,135

Benefits paid...................     (20,345)     (24,130)     (22,722)            (6,388)      (6,128)      (7,520)

Expenses........................        (231)         ---          ---                ---          ---          ---
--------------------------------------------------------------------------------------------------------------------
Ending fair value...............   $ 304,169    $ 242,254    $ 222,912          $  52,264    $  47,130    $  39,066
====================================================================================================================

Funded status of plans:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Funded status of the plans......   $ (38,264)   $ (78,588)   $ (62,061)         $ (36,830)   $ (47,069)   $ (55,206)

Unrecognized net gain (loss)....       1,435        2,295      (15,254)           (18,713)     (13,886)      (7,937)

Unrecognized prior service
  benefit (cost)................      40,448       40,047       42,986                ---          ---          ---

Unrecognized transition
  obligation....................      (3,790)      (5,053)      (6,316)            38,487       41,236       43,985
--------------------------------------------------------------------------------------------------------------------
Net balance sheet asset
  (liability)...................   $    (171)   $ (41,299)   $ (40,645)         $ (17,056)   $ (19,719)   $ (19,158)
====================================================================================================================

Net Periodic Benefit Cost:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Service cost....................   $   8,272    $   6,529    $   6,493          $   2,030    $   2,144    $   2,317

Interest cost...................      21,766       20,803       20,909              5,748        6,365        6,824

Return on plan assets...........     (21,443)     (19,142)     (18,742)            (4,309)      (3,445)      (2,166)

Amortization of transition
  obligation....................      (1,263)      (1,263)      (1,263)             2,749        2,749        2,749

Amortization of net gain
  (loss)........................         ---          788          ---             (2,105)        (858)          (2)

Net amount capitalized or
  deferred......................         ---          ---          ---               (613)      (1,293)      (2,157)

Amortization of unrecognized
  prior service cost............       3,159        2,939        2,939                ---          ---          ---
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit costs......   $  10,491    $  10,654    $  10,336          $   3,500    $   5,662    $   7,565
====================================================================================================================

Rate Assumptions:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
                                      1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Discount rate.....................    6.75%        7.00%        7.75%              6.75%        7.00%        7.75%

Rate of return on plans' assets...    9.00%        9.00%        9.00%              9.00%        9.00%        9.00%

Compensation increases............    4.50%        4.50%        4.50%              4.50%        4.50%        4.50%

Assumed health care cost trend:

  Initial trend...................      N/A          N/A          N/A              7.50%        8.25%        9.00%

  Ultimate trend rate.............      N/A          N/A          N/A              4.50%        4.50%        4.50%

  Ultimate trend year.............      N/A          N/A          N/A               2007         2007         2006
====================================================================================================================
N/A - not applicable

         Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans.

         The effects of a one-percentage point increase on the aggregate of the service and interest components of the net periodic postretirement health care benefits would be approximately $0.9 million, $1.0 million and $1.1 million at December 31, 1998, 1997 and 1996, respectively. The effects of a one-percentage point decrease on the aggregate of the service and interest components of the net periodic postretirement health care benefits would be decreases of approximately $0.7 million, $1.0 million and $1.0 million at December 31, 1998, 1997 and 1996, respectively.

         The effects of a one-percentage point increase on the aggregate of accumulated postretirement benefit obligation for health care benefits would be approximately $8.2 million, $11.4 million and $9.1 million at December 31, 1998, 1997 and 1996, respectively. The effects of a one-percentage point decrease on the aggregate of accumulated postretirement benefit obligation for health care benefits would be decreases of approximately $6.9 million, $9.4 million and $8.5 million at December 31, 1998, 1997 and 1996, respectively.

9.       REPORT OF BUSINESS SEGMENTS

         The Company's electric utility operations are conducted through OG&E, an operating public utility engaged in the generation, transmission, distribution and sale of electric energy. The non-utility operations are conducted through Enogex and Origen. Enogex is engaged in gathering and processing natural gas, producing natural gas liquids, transporting natural gas through its pipelines in Oklahoma and Arkansas for various customers (including OG&E), marketing electricity, natural gas and natural gas liquids and investing in the drilling for and production of crude oil and natural gas. Origen is engaged in geothermal heat pump systems and the development of new products. Origen's results to date have not been material to the Company.


(DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Operating Information:

  Operating Revenues

    Electric utility...........................................    $1,312,078     $1,191,691     $1,200,337

    Non-utility................................................       506,471        293,608        231,427

    Intersegment revenues (A)..................................      (200,812)       (41,689)       (44,329)
------------------------------------------------------------------------------------------------------------
      Total....................................................    $1,617,737     $1,443,610     $1,387,435
============================================================================================================
  Pre-tax Operating Income

    Electric utility...........................................    $  315,798     $  246,038     $  247,527

    Non-utility................................................        23,659         22,412         31,919
------------------------------------------------------------------------------------------------------------
      Total....................................................    $  339,457     $  268,450     $  279,446
============================================================================================================
  Income Tax Expense

    Electric utility...........................................    $  105,574     $   71,321     $   70,177

    Non-utility................................................         3,070          3,131          8,050
------------------------------------------------------------------------------------------------------------
      Total....................................................    $  108,644     $   74,452     $   78,227
============================================================================================================
  Interest Income

    Electric utility...........................................    $    2,314     $    4,531     $    3,186

    Non-utility................................................         7,046          1,993            533

    Intersegment (B)...........................................        (5,799)        (2,651)        (1,521)
------------------------------------------------------------------------------------------------------------
      Total....................................................    $    3,561     $    3,873     $    2,198
============================================================================================================

  Interest Expense

    Electric utility...........................................    $   49,941     $   56,546     $   60,276

    Non-utility................................................        27,628         13,199          9,939

    Intersegment (B)...........................................        (5,799)        (2,651)        (1,521)
------------------------------------------------------------------------------------------------------------
      Total....................................................    $   71,770     $   67,094     $   68,694
============================================================================================================
  Net Income

    Electric utility...........................................    $  160,338     $  120,994     $  116,869

    Non-utility................................................         5,534         11,556         16,463
------------------------------------------------------------------------------------------------------------
      Total....................................................    $  165,872     $  132,550     $  133,332
============================================================================================================
Investment Information:

  Identifiable Assets as of December 31

    Electric utility...........................................    $2,320,097     $2,350,782     $2,388,012

    Non-utility................................................       663,832        415,083        374,343
------------------------------------------------------------------------------------------------------------
      Total....................................................    $2,983,929     $2,765,865     $2,762,355
============================================================================================================
Other Information:

  Depreciation and amortization

    Electric utility...........................................    $  116,213     $  114,760     $  112,232

    Non-utility................................................        33,605         27,872         23,908
------------------------------------------------------------------------------------------------------------
      Total....................................................    $   49,818     $  142,632     $  136,140
============================================================================================================
  Construction Expenditures

    Electric utility...........................................    $   96,678     $  100,079     $   94,019

    Non-utility................................................       138,553         63,492         56,155
------------------------------------------------------------------------------------------------------------
      Total....................................................    $  235,231     $  163,571     $  150,174
============================================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.
(B) Intersegment interest is calculated based upon short-term loan rates and is reviewed and updated periodically.

10.      COMMITMENTS AND CONTINGENCIES

         OG&E has entered into purchase commitments in connection with OG&E's construction program and the purchase of necessary fuel supplies of coal and natural gas for OG&E's generating units. The Company's construction expenditures for 1999 are estimated at $137 million.

         OG&E acquires natural gas for boiler fuel under 67 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1998, 1997 and 1996, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $15.2 million, $10.7 million and $9.9 million, respectively. OG&E may be required to make additional prepayments in subsequent years.

OG&E expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

         At December 31, 1998, OG&E held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense and recovered through OG&E's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:

         (DOLLARS IN THOUSANDS)
         1999....................  $5,130      2002....................  $ 4,841
         2000....................   5,034      2003....................    4,745
         2001....................   4,938      2004 and beyond.........   49,412
                                                                       =========
           Total Minimum Lease Payments................................  $74,100
                                                                       =========

         Rental payments under operating leases were approximately $5.3 million in 1998, $5.4 million in 1997 and $5.4 million in 1996.

         OG&E is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

         OG&E had entered into an agreement with Central Oklahoma Oil and Gas Corp. ("COOG"), an unrelated third party, to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing OG&E to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, OG&E completed negotiations and contracted with COOG for gas storage service. Pursuant to the contract, COOG reimbursed OG&E for all outstanding cash advances and interest amounting to approximately $46.8 million. OG&E also entered into a bridge financing agreement as guarantor for COOG. In July 1997, COOG obtained permanent financing and issued a note in the amount of $49.5 million. The proceeds from the permanent financing were applied to repay the outstanding bridge financing. In connection with the permanent financing, the Company entered into a note purchase agreement, where it has agreed, upon the occurrence of a monetary default by COOG on its permanent financing, to purchase COOG's note at a price equal to the unpaid principal and interest under the COOG note. In July 1998, Enogex also agreed to lease underground gas storage from COOG. As part of this lease transaction, the Company agreed to make up to a $12 million secured loan to an affiliate of COOG. As part of this agreement, the Company has an $8 million loan outstanding repayable in 2003 and secured by the assets and stock of COOG. This loan is classified as other property and investments in the accompanying Consolidated Balance Sheets.

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

         During 1998, 1997 and 1996, OG&E made total payments to cogenerators of approximately $226.5 million, $212.2 million and $210.0 million, of which $185.5 million, $176.2 million and $175.2 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as purchased power. The future minimum capacity payments under the contracts for the next five years are approximately:
1999 - $189  million,  2000 - $190  million,  2001 - $191  million,  2002 - $192 million and 2003 - $163 million.

         Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations.

         The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $41.5 million during 1999, compared to approximately $44.6 million in 1998. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

         Beginning in 2000, OG&E will be limited in the amount of sulfur dioxide it will be allowed to emit into the atmosphere. In order to meet this limit the Company has contracted for lower sulfur coal. OG&E believes this will allow it to meet this limit without additional capital expenditures. With respect to nitrogen oxides, OG&E continues to meet the current emission standard. However, pending regulations on regional haze, and Oklahoma's potential for not being able to meet the new ozone and particulate standards, could require further reductions in sulfur dioxide and nitrogen oxides. If this happens, significant capital expenditures and increased operating and maintenance costs would occur.

         In 1997, the United States was a signatory to the Kyoto Protocol on global warming. If ratified by the U.S. Senate, this Protocol could have a tremendous impact on the Company's operations, by requiring the Company to significantly reduce the use of coal as a fuel source, since the Protocol would require a seven percent reduction in greenhouse gas emissions below the 1990 level.

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

         On October 22, 1998, Enogex entered into an option agreement with certain cancellation provisions to purchase two gas turbine generators for use in normal operations for approximately $26.3 million. Absent cancellation, the balance is due upon receipt of the generators in 1999.

         Trigen-Oklahoma City Energy Corp. ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, alleging numerous causes of action, including monopolization of cooling services in violation of the Sherman Act. On December 21, 1998, the jury awarded Trigen in excess of $30 million in actual and punitive damages. On February 19, 1999, the trial court entered judgement in favor of Trigen as follows: (i) $6.8 million for various anti-trust violations, (ii) $4 million for tortious interference with an existing contract,
(iii) $7 million for tortious interference with a prospective economic advantage and (iv) $10 million in punitive damages. The trial judge, in a companion order, acknowledged that the portions of the judgement could be duplicative, that the antitrust amounts could be tripled and that parties should address these issues in their post-trial motions. While the outcome of an appeal is uncertain, legal counsel and management believe it is not probable that Trigen will ultimately succeed in preserving the verdicts. Accordingly, the Company has not accrued any loss associated with the damages awarded. The Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

11.      RATE MATTERS AND REGULATION

         On February 11, 1997, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). The OCC order also directed OG&E to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex at $41.3 million until competitively bid gas transportation begins.

         As discussed in Note 8 of Notes to Consolidated Financial Statements, during the third quarter of 1994, the Company incurred $63.4 million of costs related to the VERP and enhanced severance package. Pending an OCC order, OG&E deferred these costs; however, between August 1, and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced OG&E's electric rates during such period by approximately $15 million annually, effective January 1995. The labor savings from the VERP and severance package substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million.

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

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). OG&E filed a cost of service study and has requested a $1.7 million annual rate increase. A decision on this rate case is expected in the next few months.

12.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of Long-Term Debt and Preferred Stock is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The fair value of the Enogex Notes is based on management's estimate of current rates available for similar issues with the same remaining maturities.

         Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                 1998                        1997                        1996
                                         -------------------         -------------------         ------------------
                                         CARRYING      FAIR          Carrying      Fair          Carrying     Fair
(DOLLARS IN THOUSANDS)                    AMOUNT       VALUE          Amount       Value          Amount      Value
======================================================================================================================
Long-Term Debt and Preferred Stock:

  Senior Notes........................   $567,512    $593,313        $581,524    $594,357        $644,881    $656,362

  Industrial Authority Bonds..........    135,400     135,400         135,400     135,400          79,400      79,400

  Enogex Inc. Notes...................    232,671     251,505         150,000     152,915         120,000     120,379

  Preferred Stock:
    4% - 5.34% Series - zero,
    827,828 and 831,363 shares,
    respectively......................        ---         ---          49,266      49,997          49,379      35,829
======================================================================================================================

13.      SUBSEQUENT EVENTS

         On January 15, 1999, the Company repurchased 3 million of its common shares under an Advanced Share Repurchase Agreement with CIBC Oppenheimer Corp. The Company acquired the 3 million shares from CIBC Oppenheimer Corp. in a $80.4 million transaction, or $26.8125 per share, the closing price on January 15, 1999. The Company immediately retired the 3 million shares in accordance with a plan announced in 1998 to repurchase up to 6 million shares over the next two years. The buyback, when completed, will reduce the Company's total shares outstanding by approximately 7.4 percent, to 74.7 million shares from 80.7 million shares. All repurchased shares will be retired.

         Under the terms of the Advanced Share Repurchase Program, the Company will bear the risk of increases and the benefit of decreases in the price of the common shares until CIBC Oppenheimer Corp. has replaced the shares sold to the Company. CIBC Oppenheimer Corp. may replace the shares through purchases on the open market or through privately negotiated transactions. The Company may elect to settle its obligations under this arrangement with either cash or shares of its common stock.

         In January 1999, the Company increased its agreement for a line of credit from $160 million to $200 million.

Report of Independent Public Accountants
----------------------------------------


TO THE SHAREOWNERS OF
OGE ENERGY CORP.:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp. (an Oklahoma corporation), formerly Oklahoma Gas & Electric Company, and its subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OGE Energy Corp. and its subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                    /s/ Arthur Andersen LLP
                                    Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 21, 1999

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





         /s/ Steven E. Moore                   /s/ James R. Hatfield
         Steven E. Moore                       James R. Hatfield
         Chairman of the Board, President      Vice President and Treasurer
           and Chief Executive Officer

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

         In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:


Quarter ended (DOLLARS IN THOUSANDS EXCEPT                      Dec 31      Sep 30       Jun 30       Mar 31
PER SHARE DATA)
=============================================================================================================
Operating revenues.............................    1998      $ 361,750   $ 555,999    $ 412,621    $ 287,367
                                                   1997        344,580     474,587      333,228      291,215
                                                   1996        311,515     449,224      348,644      278,052
=============================================================================================================

Operating income...............................    1998      $  25,147   $ 126,602    $  64,660    $  14,404
                                                   1997         26,680     103,268       48,049       16,001
                                                   1996         23,227     107,152       53,623       17,217
=============================================================================================================

Net income (loss)..............................    1998      $  10,230   $ 108,117    $  47,865    $    (340)
                                                   1997         12,205      89,520       31,085         (260)
                                                   1996          7,301      90,165       35,328          538
=============================================================================================================

Earnings (loss) available for common...........    1998      $  10,230   $ 108,117    $  47,865    $  (1,073)
                                                   1997         11,634      88,949       30,513         (831)
                                                   1996          6,729      89,593       34,749          (41)
=============================================================================================================

Earnings (loss) per average common share.......    1998      $    0.13   $    1.34    $    0.59    $   (0.01)
                                                   1997           0.14        1.10         0.38        (0.01)
                                                   1996           0.08        1.11         0.43         0.00
=============================================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         ------------------------

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ---------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

         Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since the Company filed copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 29, 1999. Such proxy statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         Reports on Form 8-K.
         -------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

         The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

o        Consolidated Balance Sheets at December 31, 1998, 1997 and 1996

o Consolidated Statements of Income for the years ended December 31,1998, 1997 and 1996

o Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996

o        Consolidated  Statements of  Capitalization at  December 31, 1998, 1997
         and 1996

o Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

o        Notes to Consolidated Financial Statements

o        Report of Independent Public Accountants

o        Report of Management

              Supplementary Data
              ------------------

o        Interim Consolidated Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)                    PAGE
-----------------------------------------------------                    ----

   Schedule II - Valuation and Qualifying Accounts                         85

   Report of Independent Public Accountants                                86

   Financial Data Schedule                                                120

         All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective financial statements or notes thereto.

3. EXHIBITS
-----------

EXHIBIT NO.               DESCRIPTION
----------                -----------
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

4.01     Copy of Trust Indenture dated October 1, 1995, from OG&E to
              Boatmen's First National Bank of Oklahoma, Trustee.
              (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02     Copy of  Supplemental  Trust Indenture No. 1 dated October 16,
              1995, being a supplemental  instrument to Exhibit 4.01 hereto.
              (Filed as Exhibit 4.01 to OG&E's Form 8-K Report dated October
              23, 1995, File No. 1-1097, and incorporated by reference herein)

4.03     Supplemental Indenture No. 2, dated as of July 1, 1997,
              being a supplemental instrument to Exhibit
              4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

4.04     Supplemental Indenture No. 3, dated as of April 1, 1998,
              being a supplemental instrument to Exhibit 4.01 hereto.
              (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on
              April 16, 1998 (File No. 1-1097) and incorporated by reference herein)


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

10.07    Company's Stock Incentive Plan.

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

10.07    Company's Stock Incentive Plan.

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

10.12    Company's Annual Incentive Compensation Plan.

(B)  REPORTS ON FORM 8-K
------------------------

         Item 5. Other Events, dated January 6, 1998.
         Item 5. Other Events, dated May 21, 1998.
         Item 7. Exhibits, dated May 21, 1998.
         Item 5. Other Events, dated June 12, 1998.
         Item 5. Other Events, dated November 20, 1998.
         Item 7. Exhibits, dated November 20, 1998.
         Item 5. Other Events, dated December 28, 1998.
         Item 7. Exhibits, dated December 28, 1998.

                                OGE ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               COLUMN A                   COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                           BALANCE         CHARGED TO       CHARGED TO                          BALANCE
                                          BEGINNING        COSTS AND          OTHER                             END OF
DESCRIPTION                                OF YEAR          EXPENSES         ACCOUNTS         DEDUCTIONS         YEAR
-----------                               ---------        ---------------------------        ----------       --------

  1998                                                                     (THOUSANDS)


Reserve for Uncollectible Accounts         $ 4,507          $11,507             -               $12,672         $ 3,342


  1997


Reserve for Uncollectible Accounts         $ 4,626          $ 7,334             -               $ 7,453         $ 4,507


  1996


Reserve for Uncollectible Accounts         $ 4,205          $ 7,720             -               $ 7,299         $ 4,626

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To OGE Energy Corp.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of OGE Energy Corp. (an
Oklahoma Corporation), formerly Oklahoma Gas & Electric Company, and its subsidiaries included in this Form 10-K, and have issued our report thereon dated January 21, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 81
Item  14 (a) 2.  is  the  responsibility  of  the  Company's  management  and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                            / s / Arthur Andersen LLP
                                  Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 21, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 26th day of March, 1999.

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

         Signature                         Title                       Date
-----------------------------     -----------------------         --------------
/ s / Steven E. Moore
Steven E. Moore                   Principal Executive
                                    Officer and Director;         March 26, 1999

/ s / James R. Hatfield
James R. Hatfield                 Principal Financial
                                    Officer.                      March 26, 1999
/ s / Donald R. Rowlett
Donald R. Rowlett                 Principal Accounting
                                    Officer.                      March 26, 1999

         Herbert H. Champlin          Director;

         Luke R. Corbett              Director;

         William E. Durrett           Director;

         Martha W. Griffin            Director;

         Hugh L. Hembree, III         Director;

         Robert Kelley                Director;

         Bill Swisher                 Director; and

         Ronald H. White, M.D.        Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                             March 26, 1999

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

4.01     Copy of Trust Indenture, dated October 1, 1995, from OG&E to
              Boatmen's First National Bank of Oklahoma, Trustee.
              (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02     Copy of Supplemental  Trust Indenture No. 1, dated October 16,
              1995, being a supplemental  instrument to Exhibit 4.01 hereto.
              (Filed as Exhibit 4.01 to OG&E's Form 8-K Report dated October
              23, 1995, File No. 1-1097, and incorporated by reference herein)

4.03     Supplemental Indenture No. 2, dated as of July 1, 1997,
              being a supplemental instrument to Exhibit
              4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

4.04     Supplemental Indenture No. 3, dated as of April 1, 1998,
              being a supplemental instrument to Exhibit 4.01 hereto.
              (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on
              April 16, 1998 (File No. 1-1097) and incorporated
              By reference herein)

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

10.07    Company's Stock Incentive Plan.

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