Form 10-Q
period 1999-03-31
OGE ENERGY CORP
filed 1999-05-14
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

There were 77,801,317 Shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 1999.

================================================================================


                                OGE ENERGY CORP.


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        3 MONTHS ENDED
                                                                           MARCH 31

                                                                   1999             1998
                                                              --------------    --------------
                                                              (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility.........................................   $     250,144     $     236,645
  Non-utility subsidiaries.................................         128,061            50,722
                                                              --------------    --------------
    Total operating revenues...............................         378,205           287,367
                                                              --------------    --------------
OPERATING EXPENSES:
  Fuel.....................................................          57,681            59,614
  Purchased power..........................................          59,124            56,325
  Gas and electricity purchased for resale.................         101,457            29,730
  Other operation and maintenance..........................          74,344            79,294
  Depreciation.............................................          38,263            37,050
  Taxes other than income..................................          13,261            13,325
                                                              --------------    --------------
    Total operating expenses...............................         344,130           275,338
                                                              --------------    --------------
OPERATING INCOME...........................................          34,075            12,029
                                                              --------------    --------------

OTHER INCOME (EXPENSES):
  Interest charges.........................................         (18,300)          (15,940)
  Other, net...............................................             810             1,727
                                                              --------------    --------------
    Total other income (expenses)..........................         (17,490)          (14,213)
                                                              --------------    --------------
EARNINGS BEFORE INCOME TAXES...............................          16,585            (2,184)

PROVISION FOR INCOME TAXES.................................           5,453            (1,844)
                                                              --------------    --------------
NET INCOME (LOSS)..........................................          11,132              (340)

PREFERRED DIVIDEND REQUIREMENTS............................             ---               733
                                                              --------------    --------------
EARNINGS (LOSS) AVAILABLE FOR COMMON.......................   $      11,132     $      (1,073)
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)..............          78,267            80,772

EARNINGS (LOSS) PER AVERAGE COMMON SHARE...................   $        0.14     $       (0.01)
                                                              ==============    ==============
EARNINGS PER AVERAGE COMMON SHARE - ASSUMING DILUTION......   $        0.14     $       (0.01)
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.3325    $       0.3325

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                             MARCH 31         DECEMBER 31
                                                                               1999               1998
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $       2,782      $          378
  Accounts receivable - customers, less reserve of $2,736 and
    $3,342, respectively........................................                134,956             141,235
  Accrued unbilled revenues.....................................                 22,600              22,500
  Accounts receivable - other...................................                  9,342              12,902
  Fuel inventories, at LIFO cost................................                 63,714              57,288
  Materials and supplies, at average cost.......................                 30,888              29,734
  Prepayments and other.........................................                 22,518              31,551
  Accumulated deferred tax assets...............................                  7,755               7,811
                                                                          -------------      --------------
    Total current assets........................................                294,555             303,399
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 34,284              31,682
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              4,413,235           4,391,232
  Construction work in progress.................................                 64,582              50,039
                                                                          -------------      --------------
    Total property, plant and equipment.........................              4,477,817           4,441,271
      Less accumulated depreciation.............................              1,950,510           1,914,721
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,527,307           2,526,550
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 14,900              15,000
  Income taxes recoverable future rates.........................                 40,471              40,731
  Other.........................................................                 67,277              66,567
                                                                          -------------      --------------
    Total deferred charges......................................                122,648             122,298
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,978,794      $    2,983,929
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CURRENT LIABILITIES:
  Short-term debt...............................................          $     226,800      $      119,100
  Accounts payable..............................................                 94,802              96,936
  Dividends payable.............................................                 25,869              26,865
  Customers' deposits...........................................                 24,127              23,985
  Accrued taxes.................................................                 27,282              30,500
  Accrued interest..............................................                 21,226              21,081
  Long-term debt due within one year............................                  2,000               2,000
  Other.........................................................                 29,411              50,266
                                                                          -------------      --------------
    Total current liabilities...................................                451,517             370,733
                                                                          -------------      --------------
LONG-TERM DEBT..................................................                935,616             935,583
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 19,745              17,952
  Accumulated deferred income taxes.............................                527,744             531,940
  Accumulated deferred investment tax credits...................                 66,441              67,728
  Other.........................................................                 29,414              16,611
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                643,344             634,231
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                433,286             513,614
  Retained earnings.............................................                515,031             529,768
                                                                          -------------      --------------
    Total stockholders' equity..................................                948,317           1,043,382
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   2,978,794      $    2,983,929
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                                      3 MONTHS ENDED
                                                                                         MARCH 31
                                                                                  1999              1998
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)..................................................        $      11,132      $        (340)
  Adjustments to Reconcile Net Income (Loss) to Net Cash:
    Depreciation.....................................................               38,263             37,050
    Deferred income taxes and investment tax credits, net............               (4,884)              (379)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................                6,279             20,111
      Accrued unbilled revenues......................................                 (100)             7,700
      Fuel, materials and supplies inventories.......................               (7,580)               (12)
      Accumulated deferred tax assets................................                   56              1,128
      Other current assets...........................................               12,593                247
      Accounts payable...............................................               (2,134)            (6,948)
      Accrued taxes..................................................               (3,218)           (18,078)
      Accrued interest...............................................                  145             (4,547)
      Other current liabilities......................................              (21,709)            (2,670)
    Other operating activities.......................................               12,897              3,262
                                                                             --------------     --------------
        Net cash provided from operating activities..................               41,740             36,524
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (40,838)           (28,132)
  Other investment activities........................................                  ---            (58,343)
                                                                             --------------     --------------
        Net cash used in investing activities........................              (40,838)           (86,475)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................                  ---            (25,000)
  Proceeds from long-term debt.......................................                  ---              5,690
  Short-term debt, net...............................................              107,700            142,100
  Redemption of common stock.........................................              (80,330)               ---
  Redemption of preferred stock......................................                  ---            (49,266)
  Cash dividends declared on preferred stock.........................                  ---               (733)
  Cash dividends declared on common stock............................              (25,868)           (26,857)
                                                                             --------------     --------------
        Net cash provided by financing activities....................                1,502             45,934
                                                                             --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................                2,404             (4,017)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                  378              4,257
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       2,782      $         240
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      15,385      $      18,721
    Income taxes.....................................................        $       4,150      $       7,180
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1999, and December 31, 1998, and the results of operations and the changes in cash flows for the periods ended March 31, 1999, and March 31, 1998, have been included and are of a normal recurring nature.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company adopted this new standard effective January 1, 1999. Adoption of this new standard did not have a material impact on consolidated financial position or results of operations.

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

4. In December 1998, the FASB Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and
     Risk Management Activities ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The Company adopted this new Issue effective January 1, 1999. Adoption of this new

     Issue did not have a material impact on consolidated financial position or results of operations.

5. Effective June 15, 1998, the outstanding shares of the Company's common stock were split on a two-for-one basis. The new shares were issued to shareowners of record on June 1, 1998. All references in the accompanying financial statements to the number of common shares and per share amounts for the three-month period ended March 31, 1998 have been restated to reflect the stock split.

6. Enogex, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas and electricity at future dates. Due to fluctuations in the natural gas and electricity markets, the Company buys or sells natural gas and electricity futures contracts, swaps or options to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. Additionally, the Company will use these contracts as an enhancement or speculative trade. For qualifying hedges, the Company accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month for hedged transactions, at which time the gain or loss on the natural gas or electricity futures contract, swap or option is recognized in the results of operations. The Company recognizes the gain or loss on enhancement or speculative contracts as market values change in the results of operations.


ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1999 (the "current period"), and the financial position as of March 31, 1999, of the Company and its subsidiaries: Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and its subsidiaries ("Enogex") and Origen and its subsidiaries ("Origen"). For the three months ended March 31, 1999, approximately 66 percent of the Company's revenues consisted of regulated sales of electricity by OG&E, a public utility, while the remaining 34 percent was provided by the non-utility operations of Enogex. Origen recently was formed and its operations to date have been deminimis. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; failure of companies that the Company does business with to be Year 2000 ready; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1998 including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     On Monday, May 3, 1999, tornadoes and severe thunderstorms inflicted heavy damage to the power delivery system of OG&E. At the peak of the storms that started Monday afternoon, 116,000 OG&E customers were estimated to have lost electricity. Authorities have estimated that as many as 10,000 homes and businesses were damaged by these storms. Although the Company is still assessing the damage, current estimates place the storm damage cost at approximately $12 million to $15 million, of which approximately 75 percent will be capitalized and 25 percent expensed.

     The damage sustained by OG&E's power delivery system included numerous distribution poles and lines. The utility's power transmission system was also hard-hit. The storms knocked out more than 40 of the towers and high line systems that transmit electricity from OG&E's power plants to the communities they serve. Despite this damage, OG&E was quickly able to deliver power to all of its substations, some of which were also damaged.

EARNINGS

     The current period net income of $11.1 million represents an increase of $11.5 million. Of the $11.5 million increase, approximately $12.3 million was attributable to OG&E and $0.9 million was attributable to Enogex. These increases were partially offset by losses from other operations of the Company. As explained below, OG&E's increase in earnings was primarily attributable to higher revenues from increased sales to OG&E customers ("system sales") and lower operating expenses; Enogex's earnings increased due to increased volumes in all business segments. Earnings per average common share increased to $0.14 from a net loss of $.01 in the prior period.

REVENUES

     Total operating revenues increased $90.8 million or 31.6 percent. The increase was attributable to increased electric sales by OG&E and significantly increased Enogex revenues. Increased electric sales by OG&E were primarily attributable to continued growth in the OG&E electric service area. Growth in the electric service area resulted in increased electric utility revenues of $13.5 million or 5.7 percent and a 4.0 percent increase in kilowatt-hour system sales. The increase in system sales was more than offset by a significant reduction in sales to other utilities and power marketers ("off-system sales"). However, off-system sales are generally priced at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $77.6 million or 154.0 percent in the current period, largely due to increased sales activity at its OGE Energy Resources trading and energy services unit (particularly in the area of power marketing which OGE Energy Resources expanded into in March, 1998) and due to the integration of additional pipelines acquired in Arkansas and Texas in 1998. Increased volumes in all Enogex business segments were partially offset by depressed commodity prices in the natural gas and natural gas liquids markets.

EXPENSES

     Total operating expenses increased $68.8 million or 25.0 percent in the current period. This increase was primarily due to increased gas and electricity purchased for resale and purchased power. Enogex's gas and electricity purchased for resale pursuant to its gas and electricity marketing operations increased $71.7 million or 241.3 percent in the current period due to increased volumes of natural gas purchased for resale to third parties and increased volumes and prices paid by Enogex for energy purchased for resale to third parties. OG&E's purchased power costs increased $2.8 million or 5.0 percent due to the availability of electricity at favorable prices.

     Depreciation and amortization increased $1.2 million or 3.3 percent due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Fuel expense decreased $1.9 million or 3.2 percent primarily due to the availability of electricity for purchase at favorable prices and decreased generation levels, resulting from the significant reduction in off-system sales. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

     Other operation and maintenance decreased $5.0 million or 6.2 percent, primarily due to reduced contract labor and miscellaneous corporate expenses.

     Interest charges increased $2.4 million or 14.8 percent primarily due to higher interest charges at Enogex and costs associated with increased short-term debt (See "Liquidity and Capital Requirements"). These increases were partially offset by lower interest charges at OG&E.

LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1999. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business and to acquire new facilities or replace or expand existing facilities in its non-utility businesses, and to some extent, for satisfying maturing debt. The Company's capital expenditures for the current period of $41 million were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $2.4 million during the three months ended March 31, 1999. The increase reflects the Company's cash flow from operations, net of short-term debt, construction expenditures, redemption of common stock and dividend payments.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" and Item 5 "Other Information" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 10 and 11 of Notes to the Consolidated Financial Statements in the Company's 1998 Form 10-K.


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

     In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that are Y2K ready. All existing personal computers will be upgraded with Y2K ready operating systems before the turn of the century. For embedded and plant operational systems, the Company has generally completed the evaluative process and is commencing corrective plans. In particular, the Company's Energy Management System ("EMS") that monitors transmission interconnections and automatically signals generation output changes, has been contracted for replacement in 1999. Equipment is currently being installed and software is being configured.

     The Company is also participating in an "Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool ("SPP") and the North American Electric Reliability Council ("NERC"). In April 1999, the Company also participated in a nationwide communications test as a part of the electric utility industry's Y2K readiness preparation. The purpose of the test was to determine how electric utilities would communicate with one another in the event of an interruption of standard communication systems. The ability to communicate would be important to coordinate the flow of electricity over the nation's electric grid. The overall success of the test is not yet known, however, communications in the SPP went smoothly with only minor problems noted. The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy ("DOE"). Also, in February 1999, the Company submitted contingency plans to the NERC and the SPP which will be used along with those of other participating companies to formulate a regional contingency plan.

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


RECENT REGULATORY MATTERS


     As previously reported, on February 13, 1998, The APSC Staff filed a motion for a show cause order to review OG&E's electric rates in the State of Arkansas. The Staff recommended a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Staff and OG&E have reached a settlement for a $2.3 million annual rate reduction. The settlement is scheduled to be presented to the APSC on May 18, 1999. An order is anticipated in the near future.

     On April 8, 1999, lawmakers in Arkansas reached consensus on deregulation of the state's electric industry. On April 15, 1999, Senate Bill 791 was signed by the governor of Arkansas. Arkansas is the 18th state to pass a law calling for restructuring of the electric utility industry. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require unbundled rates by July 1, 2000 for generation, transmission, distribution and customer service. If implemented as proposed, the new law will significantly affect OG&E's future Arkansas operations. OG&E's electric service area includes parts of western Arkansas, including Fort Smith, the second-largest metropolitan market in the state.

     As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997. Various amendments to the Act were enacted in 1998. OG&E remains involved in the rulemaking process that will provide for customer choice in Oklahoma by July 1, 2002.

REPORT OF BUSINESS SEGMENTS


     The Company's electric utility operations are conducted through OG&E, an operating public utility engaged in the generation, transmission, distribution, and sale of electric energy. The non-utility operations are conducted through Enogex and Origen. Enogex is engaged in gathering and processing natural gas, producing natural gas liquids, transporting natural gas through its pipelines in Oklahoma and Arkansas for various customers (including OG&E), marketing electricity, natural gas and natural gas liquids and investing in the drilling for and production of crude oil and natural gas. Origen is engaged in geothermal heat pump systems and the development of new products. Origen's results to date have not been material to the Company. The following is the Company's business segment results for the current period.


(DOLLARS IN THOUSANDS)                                   1999            1998
================================================================================
Operating Information:

  Operating Revenues

    Electric utility...............................   $ 250,144       $ 236,645

    Non-utility....................................     154,350          79,493

    Intersegment revenues (A)......................     (26,289)        (28,771)
--------------------------------------------------------------------------------
      Total........................................   $ 378,205       $ 287,367
================================================================================
  Net Income

    Electric utility...............................   $  10,189       $  (2,079)

    Non-utility....................................         943           1,739
--------------------------------------------------------------------------------
      Total........................................   $  11,132       $    (340)
================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1998 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company or its subsidiaries and there have been no significant changes in the previously reported proceedings.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            27.01 - Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OGE ENERGY CORP.
                                          (Registrant)



                       By              /s/ Donald R. Rowlett
                         ------------------------------------------------
                                           Donald R. Rowlett
                                  Controller Corporate Accounting

                         (On behalf of the registrant and in his capacity
                                 as Controller Corporate Accounting)



May 14, 1999


                                  EXHIBIT INDEX

EXHIBIT INDEX           DESCRIPTION
-------------           -----------

27.01   Financial Data Schedule
