Form 10-Q
period 2000-03-31
OGE ENERGY CORP
filed 2000-05-12
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

There were 77,863,370 Shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2000.

================================================================================


                                OGE ENERGY CORP.


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        3 MONTHS ENDED
                                                                           MARCH 31

                                                                   2000              1999
                                                              --------------    --------------
                                                              (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility.........................................   $     245,332     $     250,144
  Non-utility subsidiaries.................................         336,249           128,061
                                                              --------------    --------------
    Total operating revenues...............................         581,581           378,205
                                                              --------------    --------------
OPERATING EXPENSES:
  Fuel.....................................................          62,000            57,681
  Purchased power..........................................          60,542            59,124
  Gas and electricity purchased for resale.................         249,541           101,457
  Other operation and maintenance..........................         116,275            74,344
  Depreciation and amortization............................          44,919            38,263
  Taxes other than income..................................          16,108            13,261
                                                              --------------    --------------
    Total operating expenses...............................         549,385           344,130
                                                              --------------    --------------
OPERATING INCOME...........................................          32,196            34,075
                                                              --------------    --------------

OTHER INCOME (EXPENSES), net...............................            (201)              317
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................          31,995            34,392

INTEREST INCOME (EXPENSES):
  Interest income..........................................           1,609               493
  Interest on long-term debt...............................         (25,387)          (15,022)
  Interest on trust preferred securities...................          (4,317)              ---
  Other interest charges...................................          (5,466)           (3,278)
                                                              --------------    --------------
    Net interest income (expenses).........................         (33,561)          (17,807)
                                                              --------------    --------------
EARNINGS (LOSS) BEFORE INCOME TAXES........................          (1,566)           16,585

PROVISION (BENEFIT) FOR INCOME TAXES.......................          (2,342)            5,453
                                                              --------------    --------------
NET INCOME.................................................   $         776     $      11,132
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          77,863            78,267

EARNINGS (LOSS) PER AVERAGE COMMON SHARE...................   $        0.01     $        0.14
                                                              ==============    ==============
EARNINGS PER AVERAGE COMMON SHARE - ASSUMING DILUTION......   $        0.01     $        0.14
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.3325     $      0.3325

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                             MARCH 31         DECEMBER 31
                                                                               2000               1999
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $       3,474      $        7,271
  Accounts receivable - customers, less reserve of $4,783 and
    $5,270, respectively........................................                205,994             263,708
  Accrued unbilled revenues.....................................                 37,600              40,200
  Accounts receivable - other...................................                 36,762              10,462
  Fuel inventories, at LIFO cost................................                133,627             117,185
  Materials and supplies, at average cost.......................                 36,711              39,194
  Prepayments and other.........................................                 16,964              16,911
  Accumulated deferred tax assets...............................                  8,016               8,729
                                                                          -------------      --------------
    Total current assets........................................                479,148             503,660
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 32,048              31,012
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              5,218,012           5,209,783
  Construction work in progress.................................                 75,123              56,553
                                                                          -------------      --------------
    Total property, plant and equipment.........................              5,293,135           5,266,336
      Less accumulated depreciation.............................              2,055,631           2,024,349
                                                                          -------------      --------------
    Net property, plant and equipment...........................              3,237,504           3,241,987
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 11,800              11,800
  Income taxes recoverable through future rates.................                 39,432              39,692
  Other.........................................................                105,849              93,183
                                                                          -------------      --------------
    Total deferred charges......................................                157,081             144,675
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   3,905,781      $    3,921,334
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...............................................          $     153,700      $      589,100
  Accounts payable..............................................                187,787             161,183
  Dividends payable.............................................                 25,889              25,889
  Customers' deposits...........................................                 22,278              22,138
  Accrued taxes.................................................                 15,538              41,215
  Accrued interest..............................................                 31,043              28,191
  Long-term debt due within one year............................                 59,000              59,000
  Other.........................................................                 56,507              40,145
                                                                          -------------      --------------
    Total current liabilities...................................                551,742             966,861
                                                                          -------------      --------------
LONG-TERM DEBT..................................................              1,650,675           1,250,532
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 19,810              16,686
  Accumulated deferred income taxes.............................                574,709             566,137
  Accumulated deferred investment tax credits...................                 61,291              62,578
  Other.........................................................                 53,288              39,161
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                709,098             684,562
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                441,847             441,847
  Retained earnings.............................................                552,419             577,532
                                                                          -------------      --------------
    Total stockholders' equity..................................                994,266           1,019,379
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   3,905,781      $    3,921,334
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                                      3 MONTHS ENDED
                                                                                         MARCH 31
                                                                                  2000              1999
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $         776      $      11,132
  Adjustments to Reconcile Net Income to Net Cash:
    Depreciation and amortization....................................               44,919             38,263
    Deferred income taxes and investment tax credits, net............                8,197             (4,884)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................               57,714              6,279
      Accrued unbilled revenues......................................                2,600               (100)
      Fuel, materials and supplies inventories.......................              (13,959)            (7,580)
      Accumulated deferred tax assets................................                  713                 56
      Other current assets...........................................              (26,353)            12,593
      Accounts payable...............................................               26,604             (2,134)
      Accrued taxes..................................................              (25,677)            (3,218)
      Accrued interest...............................................                2,852                145
      Other current liabilities......................................               16,502            (21,709)
    Other operating activities.......................................                5,860             12,897
                                                                             --------------     --------------
        Net cash provided from operating activities..................              100,748             41,740
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (43,422)           (40,838)
  Other investing activities.........................................                  166                ---
                                                                             --------------     --------------
        Net cash used in investing activities........................              (43,256)           (40,838)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.......................................              400 000                ---
  Short-term debt, net...............................................             (435,400)           107,700
  Redemption of preferred stock......................................                  ---            (80,330)
  Cash dividends declared on common stock............................              (25,889)           (25,868)
                                                                             --------------     --------------
        Net cash provided from (used in) financing activities........              (61,289)             1,502
                                                                             --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................               (3,797)             2,404
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                7,271                378
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       3,474      $       2,782
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      29,904      $      15,385
    Income taxes.....................................................        $       4,900      $       4,150
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 2000, and December 31, 1999, and the results of operations and the changes in cash flows for the periods ended March 31, 2000, and March 31, 1999, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2000 presentation.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2. The Company is a holding company, which was incorporated in August 1995 in the State of Oklahoma. The Company is not engaged in any business independent of that conducted through its subsidiaries, Oklahoma Gas and Electric Company ("OG&E"), Enogex Inc. and Enogex Inc.'s subsidiaries ("Enogex"), and OGE Energy Capital Trust I, a financing trust established in 1999.

     OG&E is a regulated public utility that owns and operates an interconnected electric production, transmission and distribution system.

     Enogex is an Oklahoma intrastate natural gas pipeline company that also conducts related operations, through its subsidiaries, in interstate and intrastate gas transmission, natural gas gathering, natural gas processing, natural gas and electricity marketing, and oil and gas development and production.

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

4. Enogex, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas and electricity at future dates. Due to fluctuations in the natural gas and electricity markets, the Company buys or sells natural gas and electricity futures contracts, swaps or options to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. Additionally, the Company may use these contracts as an enhancement or speculative trade, subject to the Company's policies on risk management. For qualifying hedges, the Company accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month for hedged transactions, at which time the gain or loss on the natural gas or electricity futures contract, swap or option is recognized in the results of operations. As market values change, the Company recognizes the gain or loss on enhancement or speculative contracts in the results of operations.


ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 2000 (the "current period"), and the financial position as of March 31, 2000, of the Company and its subsidiaries: OG&E and Enogex. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year. For the three months ended March 31, 2000, approximately 58 percent of the Company's revenues consisted of the non-utility operations of Enogex, while the remaining 42 percent was provided by the regulated sales of electricity by OG&E, a public utility. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results.

     On July 1, 1999, Enogex completed its previously announced acquisition of Transok LLC and its subsidiaries ("Transok"), a gatherer, processor and transporter of natural gas in Oklahoma and Texas. Enogex purchased Transok from Tejas Energy LLC, an affiliate of Shell Oil Company, for $710.3 million, which includes assumption of $173 million of long-term debt.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1999, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

     The current period net income of $0.8 million represents a decrease of $10.4 million. OG&E's earnings decreased approximately $13.4 million while Enogex had an increase in net income of $4.4 million. A decrease of $1.4 million was attributable to increased expenses at the corporate level. As explained below, OG&E's decrease in earnings was primarily attributable to lower revenues from sales to OG&E customers and higher operating expenses. Enogex's earnings increased due to the positive effects from its acquisition of Transok and from increased sales volumes and prices in natural gas gathering and transportation; gas processing and natural gas liquids marketing and marketing of natural gas. Earnings per average common share decreased to $0.01 from $0.14 in the prior period.

REVENUES

     Total operating revenues increased $203.4 million or 53.8 percent. The increase was attributable to significantly increased Enogex revenues reflecting in large part its acquisition of Transok in July 1999. The increased revenues at Enogex were partially offset by a small decrease at OG&E. Decreased electric sales by OG&E were primarily attributable to lower recoveries (approximately $4.1 million) under the Generation Efficiency Performance Rider ("GEP Rider"), lower recoveries (approximately $0.9 million) under the Acquisition Premium Credit Rider ("APC Rider") and milder weather in the Company's service area (see "Regulation and Rates" - "Recent Regulatory Matters"). Growth in the electric service area resulted in a 4.1 percent increase in electric utility kilowatt-hour sales to OG&E customers (system sales). The increase in system sales partially offset the effects of the GEP Rider, the APC Rider and the milder weather. Kilowatt-hour sales to other utilities and power marketers ("off-system sales") increased significantly, however, off-system sales are generally priced at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $208.2 million or 162.6 percent in the current period, largely due to the inclusion of the revenues from Transok's operations and increased sales activity pursuant to its trading and energy services unit. The integration of Transok's pipeline with those of Enogex has increased gas transportation revenue and provided Enogex's gas marketing unit with a better platform to market natural gas.

EXPENSES

     Total operating expenses increased $205.3 million or 59.6 percent in the current period. This increase was primarily due to increased fuel, gas and electricity purchased for resale, other operation and maintenance, and depreciation. With the exception of fuel and purchased power, these expense items were attributable in large part to the inclusion of Transok's operations.

     Enogex's gas and electricity purchased for resale pursuant to its gas and electricity marketing operations increased $148.1 million or 146.0 percent in the current period due to increased volume and prices of natural gas purchased for resale to third parties.

     OG&E's purchased power costs increased $1.4 million or 2.4 percent due to an increase in transmission charges associated with off-system sales.

     Depreciation and amortization increased $6.7 million or 17.4 percent due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method) and the acquisition of Transok in July 1999.

     Fuel expense increased $4.3 million or 7.5 percent primarily due to an increase in generation levels, resulting from the increase in system and off-system sales and less favorable prices of electricity for purchase. In the first quarter of 1999, there was an availability of electricity for purchase at favorable prices, which OG&E utilized and thereby decreased its generation levels. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See "Regulation and Rates."

     Other operation and maintenance increased $41.9 million or 56.4 percent, primarily due to the acquisition of Transok in July 1999, increased natural gas purchases, increased employee benefit costs and miscellaneous corporate expenses.

     Interest charges increased $16.9 million or 92.2 percent primarily due to increased long-term debt at Enogex and due to interest on the trust preferred securities. The proceeds from those securities were used to repay short-term debt incurred to finance the acquisition of Transok. See "Liquidity and Capital Requirements."

LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business, to replace or expand existing facilities in its non-utility businesses, to acquire new non-utility facilities or businesses and to some extent, for satisfying maturing debt. The Company's capital expenditures for the current period of $43.4 million were financed with internally generated funds and short-term borrowings.

     The Company meets its cash needs through a combination of internally generated funds, permanent financing and short-term borrowings. The Company expects that internally generated funds will be adequate during 2000 to meet anticipated construction expenditures, while maturities of long-term debt at OG&E will require permanent financings, with the amount and type dependent on market conditions at the time. OG&E has long-term debt of $110 million maturing in October 2000, which it expects to refinance and accordingly, this debt is reflected as non-current on the accompanying balance sheets. Enogex has long-term debt of $58 million and $1 million maturing in the third and fourth quarters of 2000, respectively. Management anticipates that cash flows from operations and short-term debt will be sufficient to retire the $59 million in long-term debt at Enogex. Short-term borrowings will continue to be used to meet temporary cash requirements. In January 2000, the Company increased its line of credit from $200 million to $300 million, with $200 million to expire on January 15, 2001, and $100 million to expire on January 15, 2004.

     The Company has acquired two gas turbine generators for use at OG&E's Horseshoe Lake Generating Station. These two generators will produce approximately 50 megawatts of additional peak-load each. The total cost of this project is expected to be approximately $47 million. In August 1999, OG&E announced the reactivation of two of its generators at its Mustang Generating Station that have been idle for several years. These two generators together produce approximately 115 megawatts of additional peak-load. The total cost of this reactivation project is expected to be approximately $9 million. During the summer of 2000, OG&E plans to begin using these four generators, increasing its electric generating capacity by approximately 4 percent.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $3.8 million during the three months ended March 31, 2000. The decrease reflects the Company's cash flow from operations, net of construction expenditures, proceeds from long-term debt, short-term debt and dividend payments.

     As discussed previously, on July 1, 1999, Enogex completed its acquisition of Transok for approximately $710.3 million, which includes assumption of $173 million of long-term debt. The purchase of Transok was temporarily funded through a $560 million revolving credit agreement with a consortium of banks with Bank One, N.A. serving as agent. On October 21,

1999, the financing trust subsidiary of the Company issued $200 million of 8.375 percent trust preferred securities and all of the proceeds were used to repay a portion of outstanding borrowings under the revolving credit agreement implemented in connection with the acquisition of Transok.

     On January 14, 2000, Enogex sold $400 million of 8.125 percent senior unsecured notes due January 15, 2010. Enogex entered into a series of interest rate swap agreements to manage interest costs associated with this $400 million issue. The effect of these swap agreements reduces the overall effective interest rate from 8.125 percent to 6.6875 percent during the first year. The proceeds from the sale of this new debt were used to repay the remaining balance of the temporary short-term debt Enogex owed the Company associated with the Transok acquisition and for general corporate purposes.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" and Item 5 - "Other Information" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 10 and 11 of Notes to the Consolidated Financial Statements in the Company's 1999 Form 10-K.


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

RECENT REGULATORY MATTERS

     On January 12, 2000, the OCC Staff (the "Staff") filed three applications to address various aspects of OG&E's electric rates. Two of the applications were expected, while the third pertains to recoveries under OG&E's fuel adjustment clause. The first application relates to the completion on March 1, 2000, of the recovery of the amortization premium paid by OG&E when it acquired Enogex in 1986 and the resulting removal of this $12.8 million ($10.7 million in the Oklahoma Jurisdiction) from the amounts currently being paid annually by OG&E to Enogex and being recovered by OG&E from its ratepayers. OG&E consented to this action and in March 2000, the OCC approved the APC Rider for $10.7 million annually.

     The second application relates to a review of the GEP Rider (discussed below), which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. OG&E collected approximately $20.8 million pursuant to the GEP Rider during 1999. A hearing on the GEP Rider is scheduled in May 2000 and OG&E intends to support the retention of the GEP Rider with only minor modifications. The final application relates to a review of 1999 fuel cost recoveries. OG&E assumes that this application also will be used to address the competitive bid process of its gas transportation service. The Company cannot predict the precise outcome of these proceedings at this time, but does not expect that they will have a material effect on its operations.

     In February 1997, the OCC issued an order (the "1997 Order") that, among other things, directed OG&E to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by OG&E when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, OG&E filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, OG&E stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, OG&E offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. OG&E has executed a new gas transportation contract with Enogex under which Enogex would continue serving the needs of OG&E's power plants at a price to be paid by OG&E of $33.4 million annually and, if OG&E's proposal had been approved by the OCC, OG&E would have recovered a portion of such amount ($25.2 million) from its ratepayers. The Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of OG&E's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of OG&E's gas-fired plants be awarded to parties other than Enogex. The Staff also filed testimony stating in substance that OG&E's electric rates as a whole were appropriate and did not warrant a rate review. OG&E negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, OG&E withdrew its application, which withdrawal was approved by the OCC in December 1999. Based on filed testimony, OG&E believes that Enogex properly won the competitive bid and, unless OG&E's decision to award its gas transportation service to Enogex is abrogated by order of the OCC (which order is upheld on appeal), that it intends to fulfill its obligations under its new gas transportation contract with Enogex at a price of $33.4 million annually. Whether OG&E will be able to recover the entire amount from its ratepayers has not been determined as previously mentioned.

     On April 4, 2000, the Staff filed testimony proposing an annual GEP Rider incentive of $7.07 million for OG&E, compared with $13.26 million under current GEP Rider incentive factors. The current GEP Rider is designed so that when OG&E's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, OG&E is allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that average from Oklahoma customers. In its April 4, 2000 testimony, the Staff stated that they continue to support incentive programs that reward superior performance, but in their view the current GEP Rider is not functioning as the Staff had originally envisioned it.

     The Staff proposes three key changes to the GEP Rider: (i) modifying OG&E's peer group to include utilities with a higher coal to gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if OG&E's costs exceed the new peer group by changing the percentage above which OG&E will not be allowed to recover one-third of the fuel costs from Oklahoma customers from
103.739 percent to 101.0 percent; and (iii) reducing OG&E's share of cost savings as compared to its new peer group from 33 percent to 25 percent. Other participants in the proceedings, including the office of the Oklahoma Attorney General, have filed testimony seeking to modify substantially the GEP Rider. The Company cannot predict the ultimate outcome of this proceeding at this time, but does not expect that it will have a material effect on its operations.

STATE RESTRUCTURING INITIATIVES

     OKLAHOMA: As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Various amendments to the Act were enacted in 1999 and 1998. The Oklahoma legislature is in the process of considering additional implementing legislation, which will address many specific issues associated with the Act and with deregulation. Separate bills have been passed by the Oklahoma House and Oklahoma Senate and are currently in conference. The Company cannot predict what, if any, legislation will be adopted. Nevertheless, the Company expects to remain a competitive supplier of electricity.

     ARKANSAS: In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry at the retail level. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require filing of unbundled rates by July 1, 2000 for generation, transmission, distribution and customer service. The APSC has established a timetable to establish rules implementing the Arkansas restructuring statutes. The new law will significantly affect OG&E's future Arkansas operations. OG&E's electric service area includes parts of western Arkansas, including Ft. Smith, the second-largest metropolitan market in the state.

NATIONAL ENERGY LEGISLATION

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


REPORT OF BUSINESS SEGMENTS


     The Company's electric utility operations are conducted through OG&E, an operating public utility engaged in the generation, transmission, distribution and sale of electric energy. The non-utility operations are conducted through Enogex. Enogex is engaged in gathering and processing natural gas, producing natural gas liquids, transporting natural gas through its pipelines in Oklahoma and Arkansas for various customers (including OG&E), marketing electricity, natural gas and natural gas liquids and investing in the drilling for and production of crude oil and natural gas. The following is the Company's business segment results for the current period.

 (DOLLARS IN THOUSANDS)                                  2000            1999
================================================================================
Operating Information:

  Operating Revenues

    Electric utility.............................     $ 245,332       $ 250,144

    Non-utility..................................       365,114         154,350

      Intersegment revenues (A)..................       (28,865)        (26,289)
--------------------------------------------------------------------------------
        Total....................................     $ 581,581       $ 378,205
================================================================================
  Net Income

    Electric utility.............................     $  (3,226)      $  10,189

    Non-utility..................................         4,002             943
--------------------------------------------------------------------------------
        Total....................................     $     776       $  11,132
================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS


     Reference is made to Item 3 of the Company's 1999 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company or its subsidiaries and there have been no notable changes in the previously reported proceedings, except as set forth below:

     Reference is made to paragraph 6 and 7 of Item 3 of the Company's 1999 Form 10-K for a description of: (i) qui tam cases brought by Jack J. Grynberg against OG&E, Enogex, subsidiaries of Enogex and more than 300 other entities (the "Grynberg matter"), and (ii) the amended class action petition by Quinque
Operating Company, on behalf of itself and others (the "Quinque lawsuit"), alleging among other things, mismeasurements of gas volume and BTU content by approximately 200 defendants, including OG&E, Enogex and two subsidiaries of Enogex, including Transok. As previously reported, the Company filed its notice with the Multi-district Litigation Panel ("MDL Panel") advising the MDL Panel that the Qunique lawsuit involved the same measurement issues and was a potential tag-along to the Grynberg matters. On April 10, 2000, the MDL Panel entered its order transferring and consolidating on pretrial purposes the Quinque lawsuit with the Grynberg matter. This consolidated case is now before the United States District Court for the District of Wyoming.


ITEM 5  OTHER INFORMATION


     On May 8, 2000, Eric B. Weekes was named Treasurer.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits
            27.01 - Financial Data Schedule.

     (b)  Reports on Form 8-K
            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OGE ENERGY CORP.
                                                (Registrant)



                               By          /s/ Donald R. Rowlett
                                 ----------------------------------------------
                                               Donald R. Rowlett
                                         Vice President and Controller

                               (On behalf of the registrant and in his capacity
                                     as Controller Corporate Accounting)



May 12, 2000