Form 10-Q
period 2000-06-30
OGE ENERGY CORP
filed 2000-08-11
CIK 1021635

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

There were 77,863,370 Shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 2000.

================================================================================


                                OGE ENERGY CORP.


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        3 Months Ended                       6 Months Ended
                                                                           June 30                               June 30
                                                              --------------------------------     ---------------------------------
                                                                   2000             1999                2000               1999
                                                              --------------    --------------     --------------     --------------
                                                                                (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
  Electric utility.........................................   $     335,573     $     314,102      $     580,905      $     564,246
  Non-utility subsidiaries.................................         391,331           136,759            727,580            264,820
                                                              --------------    --------------     --------------     --------------
    Total operating revenues...............................         726,904           450,861          1,308,485            829,066
                                                              --------------    --------------     --------------     --------------
OPERATING EXPENSES:
  Fuel.....................................................          97,930            75,284            159,930            132,966
  Purchased power..........................................          62,124            62,267            122,666            121,390
  Gas and electricity purchased for resale.................         315,529           110,899            565,070            212,356
  Other operation and maintenance..........................         118,855            79,390            235,130            153,734
  Depreciation and amortization............................          44,997            37,323             89,916             75,586
  Taxes other than income..................................          15,723            12,551             31,831             25,812
                                                              --------------    --------------     --------------     --------------
    Total operating expenses...............................         655,158           377,714          1,204,543            721,844
                                                              --------------    --------------     --------------     --------------
OPERATING INCOME...........................................          71,746            73,147            103,942            107,222
                                                              --------------    --------------     --------------     --------------
OTHER INCOME, net..........................................           4,855             1,020              4,654              1,336
                                                              --------------    --------------     --------------     --------------
EARNINGS BEFORE INTEREST AND TAXES.........................          76,601            74,167            108,596            108,558

INTEREST INCOME (EXPENSES):
  Interest income..........................................             596               718              2,205              1,210
  Interest on long-term debt...............................         (25,917)          (15,416)           (51,304)           (30,218)
  Interest on trust preferred securities...................          (4,317)              ---             (8,634)               ---
  Other interest charges...................................          (1,949)           (3,858)            (7,415)            (7,354)
                                                              --------------    --------------     --------------     --------------
    Net interest income (expenses).........................         (31,587)          (18,556)           (65,148)           (36,362)
                                                              --------------    --------------     --------------     --------------
EARNINGS BEFORE INCOME TAXES...............................          45,014            55,611             43,448             72,196

PROVISION FOR INCOME TAXES.................................          13,270            17,867             10,928             23,320
                                                              --------------    --------------     --------------     --------------
NET INCOME.................................................   $      31,744     $      37,744      $      32,520      $      48,876
                                                              ==============    ==============     ==============     ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          77,863            77,801             77,863             77,801

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.41     $        0.49      $        0.42      $        0.63
                                                              ==============    ==============     ==============     ==============
EARNINGS PER AVERAGE COMMON SHARE -
  ASSUMING DILUTION........................................   $        0.41     $        0.49      $        0.42      $        0.63
                                                              ==============    ==============     ==============     ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.3325     $      0.3325      $      0.6650      $      0.6650

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                              JUNE 30         DECEMBER 31
                                                                               2000               1999
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $      17,777      $        7,271
  Accounts receivable - customers, less reserve of $8,253 and
    $5,270, respectively........................................                240,373             263,708
  Accrued unbilled revenues.....................................                 58,300              40,200
  Accounts receivable - other...................................                 48,757              10,462
  Fuel inventories, at LIFO cost................................                162,860             117,185
  Materials and supplies, at average cost.......................                 41,738              39,194
  Prepayments and other.........................................                 20,122              16,911
  Accumulated deferred tax assets...............................                  8,116               8,729
                                                                          -------------      --------------
    Total current assets........................................                598,043             503,660
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 33,668              31,012
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              5,224,736           5,209,783
  Construction work in progress.................................                 98,450              56,553
                                                                          -------------      --------------
    Total property, plant and equipment.........................              5,323,186           5,266,336
      Less accumulated depreciation.............................              2,095,996           2,024,349
                                                                          -------------      --------------
  Net property, plant and equipment.............................              3,227,190           3,241,987
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 11,800              11,800
  Income taxes recoverable through future rates.................                 39,173              39,692
  Other.........................................................                123,455              93,183
                                                                          -------------      --------------
    Total deferred charges......................................                174,428             144,675
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   4,033,329      $    3,921,334
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...............................................          $     218,300      $      589,100
  Accounts payable..............................................                215,383             161,183
  Dividends payable.............................................                 25,890              25,889
  Customers' deposits...........................................                 22,088              22,138
  Accrued taxes.................................................                 29,644              41,215
  Accrued interest..............................................                 36,244              28,191
  Long-term debt due within one year............................                 59,000              59,000
  Other.........................................................                 42,386              40,145
                                                                          -------------      --------------
    Total current liabilities...................................                648,935             966,861
                                                                          -------------      --------------
LONG-TERM DEBT..................................................              1,649,819           1,250,532
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 19,805              16,686
  Accumulated deferred income taxes.............................                583,187             566,137
  Accumulated deferred investment tax credits...................                 60,003              62,578
  Other.........................................................                 71,460              39,161
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                734,455             684,562
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                441,847             441,847
  Retained earnings.............................................                558,273             577,532
                                                                          -------------      --------------
    Total stockholders' equity..................................              1,000,120           1,019,379
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   4,033,329      $    3,921,334
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                                      6 MONTHS ENDED
                                                                                          JUNE 30
                                                                                  2000              1999
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $      32,520      $      48,876
  Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
    Depreciation and amortization....................................               89,916             75,586
    Deferred income taxes and investment tax credits, net............               15,177             (9,495)
    Gain on sale of assets...........................................               (4,624)               ---
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................               23,335             (3,574)
      Accrued unbilled revenues......................................              (18,100)           (36,500)
      Fuel, materials and supplies inventories.......................              (48,219)           (34,470)
      Accumulated deferred tax assets................................                  613               (798)
      Other current assets...........................................              (41,506)             8,520
      Accounts payable...............................................               54,200              2,520
      Accrued taxes..................................................              (11,571)            14,632
      Accrued interest...............................................                8,053                530
      Other current liabilities......................................                2,192            (17,857)
    Other operating activities.......................................               12,274             16,081
                                                                             --------------     --------------
        Net cash provided from operating activities..................              114,260             64,051
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (91,481)           (89,336)
  Proceeds from sale of assets.......................................               11,119                ---
  Other investment activities........................................                  188            (22,132)
                                                                             --------------     --------------
        Net cash used in investing activities........................              (80,174)          (111,468)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................               (1,000)            (1,000)
  Proceeds from long-term debt.......................................              400,000                ---
  Short-term debt, net...............................................             (370,800)           179,700
  Redemption of common stock.........................................                  ---            (77,962)
  Cash dividends declared on common stock............................              (51,780)           (51,737)
                                                                             --------------     --------------
        Net cash provided from (used in) financing activities........              (23,580)            49,001
                                                                             --------------     --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................               10,506              1,584
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                7,271                378
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $      17,777      $       1,962
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      48,462      $      29,640
    Income taxes.....................................................        $       7,665      $      17,450
--------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Other investing and financing activities.........................        $       2,400      $         ---
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

                                        3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by OGE Energy Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 2000, and December 31, 1999, and the results of operations and the changes in cash flows for the periods ended June 30, 2000, and June 30, 1999, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2000 presentation.

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

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138,

     "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will prospectively adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 2000 (respectively, the "current periods"), and the financial position as of June 30, 2000, of the Company and its subsidiaries: OG&E and Enogex. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year. For the current periods, approximately 54 percent and 56 percent of the Company's revenues consisted of the non-utility operations of Enogex, while the remaining 46 percent and 44 percent was provided by the regulated sales of electricity by OG&E, a public utility. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results.

     On July 1, 1999, Enogex completed its previously announced acquisition of Transok LLC and its subsidiaries ("Transok"), a gatherer, processor, and transporter of natural gas in Oklahoma and Texas. Enogex purchased Transok from Tejas Energy LLC, an affiliate of Shell Oil Company, for $710.3 million, which includes assumption of $173 million of long-term debt.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1999 including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

     Net income decreased $6.0 million or 15.9 percent in the three months ended June 30, 2000. Of the $6.0 million decrease, approximately $4.2 million was attributable to OG&E. OG&E's decrease in earnings for the three months ended June 30, 2000 was primarily attributable to increased operating expenses, which more than offset increased revenues at OG&E. This decrease in net income was partially offset by a $1.1 million increase attributable to Enogex. Enogex's earnings increased in the three months ended June 30, 2000 primarily due to the positive effects from its acquisition of Transok and from increased sales volumes and prices in natural gas gathering and transportation, gas processing and marketing of natural gas. A decrease in net income of $2.9 million was attributable to increased expenses at the corporate level. For the six months ended June 30, 2000, net income decreased $16.4 million or 33.5 percent. Of the $16.4 million decrease, approximately $17.6 million was attributable to OG&E and approximately $4.3 million was attributable to increased expenses at the corporate level. These decreases were partially offset by a $5.5 million increase attributable to Enogex. As explained below, OG&E's decrease in earnings for the six months ending June 30, 2000, was primarily attributable to higher operating expenses. The increase in Enogex earnings for the six months ended June 30, 2000 is attributable to the positive effects from its acquisition of Transok and from increased sales volumes and prices in natural gas gathering and transportation, gas processing and marketing of natural gas. Earnings per average common share decreased from $0.49 to $0.41 and $0.63 to $0.42 in the current periods.

REVENUES

     Total operating revenues increased $276.0 million or 61.2 percent and $479.4 million or 57.8 percent in the current periods. These increases were attributable primarily to significantly increased Enogex revenues reflecting in large part its acquisition of Transok in July 1999.

     Enogex revenues increased $254.6 million or 186.1 percent and $462.8 million or 174.7 percent in the current periods largely due to the inclusion of the revenues from Transok's operations and increased prices and sales activity pursuant to its trading and energy services unit. The integration of Transok's pipeline with those of Enogex has increased gas transportation revenue and provided Enogex's gas marketing unit with a better platform from which to market natural gas.

     OG&E revenues  increased  $21.5 million or 6.8 percent and $16.7 million or
3.0 percent in the current periods. These increases resulted primarily from the recovery of higher priced fuel costs. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See "Regulation and Rates." Revenue was unfavorably affected in the current periods by approximately $3.6 million and $7.7 million, due to modifications of the Generation Efficiency Performance Rider ("GEP Rider") and by approximately $2.8 million and $3.6 million, due to lower recoveries under the Acquisition Premium Credit Rider ("APC Rider"). See "Regulation and Rates" - "Recent Regulatory Matters." Increases in kilowatt-hour sales of 5.4 percent and 4.8 percent to OG&E's electric customers ("system sales") in the current periods were primarily attributable to more favorable weather in OG&E's service area, which partially offset the impact of the GEP Rider modifications and the APC Rider. Kilowatt-hour sales to other utilities and power marketers ("off-system sales") decreased 44.7 percent in the three months ended June 30, 2000 and increased 5.2 percent in the six-month period ended June 30, 2000. Off-system sales generally occur at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses increased $277.4 million or 73.5 percent and $482.7 million or 66.9 percent in the current periods. These increases were primarily due to increases in gas and electricity purchased for resale, other operation and maintenance and fuel expense.

     Fuel expense  increased  $22.6 million or 30.1 percent and $27.0 million or
20.3 percent in the current periods primarily due to a significant increase in the average cost of fuel (particularly natural gas) and slightly higher generation levels.

     Gas and electricity purchased for resale pursuant to Enogex's gas and electricity-marketing operations increased $204.6 million or 184.5 percent and $352.7 million or 166.1 percent in the current periods. These increases are primarily due to its acquisition of Transok and from increased prices and sales volumes in natural gas gathering and transportation.

     Other operation and maintenance increased $39.5 million or 49.7 percent and $81.4 million or 52.9 percent in the current periods. These increases are due to the acquisition of Transok in July 1999, increased natural gas purchases, increased employee benefit costs and miscellaneous corporate expenses.

     Purchased power costs for OG&E remained relatively constant in the three months ended Jue 30, 2000 and increased $1.3 million or 1.1 percent in the six months ended June 30, 2000, primarily due to an increase in transmission charges associated with off-system purchases.

     Depreciation and amortization increased $7.7 million or 20.6 percent and $14.3 million or 19.0 percent during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method) and the acquisition of Transok in July 1999.

     Taxes other than income increased $3.2 million or 25.3 percent and $6.0 million or 23.3 percent in the current periods. These increases are primarily due to the acquisition of Transok in July 1999.

     Other income  increased  $3.8 million or 376.0  percent and $3.3 million or
248.3 percent in the current periods. These increases are due to the sale by Enogex of certain assets in Oklahoma and Utah in the three months ended June 30, 2000.

     Interest charges increased $13.0 million or 70.2 percent and $28.8 million or 79.2 percent in the current periods. These increases are due to increased long-term debt at Enogex and due to interest expense on the trust-preferred securities issued in October 1999. The proceeds from those securities were used to repay short-term debt incurred to finance the acquisition of Transok. See "Liquidity and Capital Requirements."

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business, to replace or expand existing facilities in its non-utility businesses, to acquire new non-utility facilities or businesses and to some extent, for satisfying maturing debt. The Company's capital expenditures of $91.5 million for the six months ended June 30, 2000, were financed with internally generated funds.

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

     The Company acquired two gas turbine generators for use at OG&E's Horseshoe Lake Generating Station. These two generators were brought on line on June 14 and July 16, 2000 and will each produce approximately 44 megawatts of additional peak-load generating capacity. The total cost of this project is expected to be approximately $47 million. In August 1999, OG&E announced the reactivation of two of its generators at its Mustang Generating Station, which have been idle for several years. These two Mustang Station generators were both brought on line July 21, 2000 and together produce approximately 115 megawatts of additional peak-load generating capacity. The total cost of this reactivation project is expected to be approximately $7 million. Together, these four generators increased OG&E's electric generating capacity by approximately 4 percent.

     The Company's capital structure and cash flow remained strong throughout the current periods. The Company's combined cash and cash equivalents increased approximately $10.5 million during the six months ended June 30, 2000. The increase reflects the Company's cash flow from operations, proceeds from long-term debt and sale of assets, net of retirement of long-term debt, construction expenditures, short-term debt and dividend payments.

     As discussed previously, on July 1, 1999, Enogex completed its acquisition of Transok for $710.3 million, which includes assumption of $173 million of long-term debt. The purchase of Transok was temporarily funded through a $560 million revolving credit agreement with a consortium of banks with Bank One, N.A. serving as agent. On October 21, 1999, the financing trust subsidiary of the Company issued $200 million of 8.375 percent trust preferred securities and all of the proceeds were used to repay a portion of outstanding borrowings under the revolving credit agreement implemented in connection with the acquisition of Transok.

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

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31, 2000 and to "Management's Discussion and Analysis" and Notes 10 and 11 of Notes to the Consolidated Financial Statements in the Company's 1999 Form 10-K.

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

RECENT REGULATORY MATTERS

     On January 12, 2000, the OCC Staff (the "Staff") filed three applications to address various aspects of OG&E's electric rates. Two of the applications were expected, while the third pertains to recoveries under OG&E's fuel adjustment clause. The first application relates to the completion on March 1, 2000, of the recovery pursuant to the APC Rider of the amortization premium paid by OG&E when it acquired Enogex in 1986 and the resulting removal of this $12.8 million ($10.7 million in the Oklahoma Jurisdiction) from the amounts currently being paid annually by OG&E to Enogex and being recovered by OG&E from its ratepayers. OG&E consented to this action and in March 2000, the OCC approved the APC Rider for $10.7 million annually.

     The second application relates to a review of the GEP Rider which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. OG&E collected approximately $20.8 million pursuant to the GEP Rider during 1999. On April 4, 2000, the Staff filed testimony proposing an annual GEP Rider incentive of $7.07 million for OG&E, compared initially to $13.26 million under the then-current GEP Rider incentive factors. The GEP Rider was designed so that when OG&E's average annual cost of fuel per kwh was less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, OG&E was allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel was below 96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeded 103.739 percent of the stated average, the Company was not allowed to recover one-third of the fuel costs above that average from Oklahoma customers. In its April 4, 2000 testimony, the Staff stated that they continued to support incentive programs that reward superior performance, but in their view the existing GEP Rider was not functioning as the Staff had originally envisioned it.

     In June 2000, the OCC approved the GEP Rider for $6.6 million annually and the following four changes: (i) modifying OG&E's peer group to include utilities with a higher coal-to-gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if OG&E's costs exceed the new peer group by changing the percentage above which OG&E will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; (iii) reducing OG&E's share of cost savings as compared to its new peer group from 33 percent to 30 percent; and (iv) limiting to $10.0 million the amount of any awards paid to OG&E or penalties charged to OG&E.

     The final application relates to a review of 1999 fuel cost recoveries. OG&E assumes that this application also will be used to address the competitive bid process of its gas transportation service. In February 1997, the OCC issued an order (the "1997 Order") that, among other things, directed OG&E to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by OG&E when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, OG&E filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, OG&E stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, OG&E offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. OG&E has executed a new gas transportation contract with Enogex under which Enogex continues to serve the needs of OG&E's power plants at a price to be paid by OG&E of $33.4 million annually and, if OG&E's proposal had been approved by the OCC, OG&E would have recovered a portion of such amount ($25.2 million) from its ratepayers. The Staff, the Office of the Oklahoma
Attorney General and a coalition of industrial customers filed testimony questioning various parts of OG&E's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of OG&E's gas-fired plants be awarded to parties other than Enogex. The Staff also filed testimony stating in substance that OG&E's electric rates as a whole were appropriate and did not warrant a rate review. OG&E negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, OG&E withdrew its application, which withdrawal was approved by the OCC in December 1999. OG&E recently entered into a stipulation (the "Stipulation") with the Staff, the Office of the Attorney General and a coalition of industrial customers regarding the competitive bid process of its gas transportation service. The Stipulation (which, with one exception, has been signed by all parties to the proceeding) permits OG&E to recover $25.2 million annually for gas transportation services to be provided by Enogex pursuant to the competitive bid process. The Stipulation is scheduled to be presented for approval to an Administrative Law Judge ("ALJ") in September 2000. The decision of the ALJ will then be presented to the OCC for its approval.

STATE RESTRUCTURING INITIATIVES

     OKLAHOMA: As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Various amendments to the Act were enacted in 1999 and 1998. Additional implementing legislation needs to be adopted by the Oklahoma legislature to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. The Company cannot predict what, if any, legislation will be adopted at the next legislative session. Nevertheless, the Company expects to remain a competitive supplier of electricity.

     ARKANSAS: In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry at the retail level. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require filing of unbundled rates for generation, transmission, distribution and customer service. OG&E filed preliminary business separation plans with the APSC on August 8, 2000. The APSC has established a timetable to establish rules implementing the Arkansas restructuring statutes. The new law will significantly affect OG&E's future Arkansas operations. OG&E's electric service area includes parts of western Arkansas, including Ft. Smith, the second-largest metropolitan market in the state.

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



                                                    3 Months Ended                       6 Months Ended

                                                       June 30                               June 30

                                               2000             1999                2000               1999
                                          --------------------------------     ---------------------------------
                                                                  (DOLLARS IN THOUSANDS)
================================================================================================================
Operating Information:

 Operating Revenues
  Electric utility.....................   $     335,573     $     314,102      $     580,905      $     564,246
  Non-utility..........................         465,704           191,967            830,818            346,317
  Intersegment revenues (A)............         (74,373)          (55,208)          (103,238)           (81,497)
----------------------------------------------------------------------------------------------------------------
    Total..............................   $     726,904     $     450,861      $   1,308,485      $     829,066
================================================================================================================

 Net Income
  Electric utility.....................   $      29,561     $      33,729      $      26,335      $      43,918
  Non-utility..........................           2,183             4,015              6,185              4,958
----------------------------------------------------------------------------------------------------------------
    Total..............................   $      31,744     $      37,744      $      32,520      $      48,876
================================================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1999 Form 10-K and to Part II,
Item 1 of the Company's Form 10-Q for the quarter-ended March 31, 2000 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company or its subsidiaries and there have been no notable changes in the previously reported proceedings, except as set forth below:

     Reference is made to paragraph 5 of Item 3 of the Company's 1999 Form 10-K for a description of the lawsuit brought by Melvin Scoggin and Oak Tree Resources, LLC (collectively, the "plaintiffs") against Enogex. The plaintiffs have appealed the decision of the trial court granting summary judgment in favor of Enogex. The Company continues to believe that this case is without merit.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The Company's Annual Meeting of Shareowners was held on May 18, 2000.

     (b)   Not applicable.

     (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

           (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                 William E. Durrett - 60,436,559 votes for election and 996,283 votes withheld

                 H. L. Hembree, III - 60,458,992 votes for election and 937,850 votes withheld

                 Steven E. Moore - 60,529,760 votes for election and 903,082 votes withheld

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

August 11, 2000