Form 10-Q
period 2000-09-30
OGE ENERGY CORP
filed 2000-11-14
CIK 1021635

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

          Yes    X    No

There were 77,863,370 Shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2000.

                                                Page

PART I - FINANCIAL INFORMATION
    Item 1. Financial Statements
        Consolidated Statements of Income:
             Three and Nine Months Ended September 30, 2000                                  2
        Consolidated Balance Sheet                                                                            3
        Consolidated Statements of Cash Flows                                                          4
        Notes to Consolidated Financial Statements                                                    5
    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                      6

PART II - OTHER INFORMATION
    Item 1. Legal Proceedings                                                                                15
    Item 6. Exhibits and Reports on Form 8-K                                                       15
    Signature                                                                                                         16
    Exhibit 27.01 Financial Data Schedule                                                              17

OGE ENERGY CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                        3 Months Ended                       9 Months Ended
                                                                         September 30                         September 30
                                                              --------------------------------     ---------------------------------
                                                                   2000             1999                2000               1999
                                                              --------------    --------------     --------------     --------------
                                                                                (THOUSANDS EXCEPT PER SHARE DATA)

OPERATING REVENUES:
  Electric utility.........................................   $     528,993     $     464,982      $   1,109,898      $   1,029,228
  Non-utility subsidiaries.................................         478,973           300,459          1,206,554            565,279
                                                              --------------    --------------     --------------     --------------
    Total operating revenues...............................       1,007,966           765,441          2,316,452          1,594,507
                                                              --------------    --------------     --------------     --------------
OPERATING EXPENSES:
  Fuel.....................................................         161,712           115,360            321,643            248,325
  Purchased power..........................................          68,644            69,117            191,309            190,508
  Gas and electricity purchased for resale.................         363,377           233,737            928,447            446,093
  Other operation and maintenance..........................         148,478           108,170            383,609            261,904
  Depreciation and amortization............................          45,487            44,802            135,403            120,388
  Taxes other than income..................................          15,208            15,831             47,039             41,643
                                                              --------------    --------------     --------------     --------------
    Total operating expenses...............................         802,906           587,017          2,007,450          1,308,861
                                                              --------------    --------------     --------------     --------------
OPERATING INCOME...........................................         205,060           178,424            309,002            285,646
                                                              --------------    --------------     --------------     --------------
OTHER INCOME (EXPENSES), net...............................            (216)            1,816              4,438              3,152
                                                              --------------    --------------     --------------     --------------
EARNINGS BEFORE INTEREST AND TAXES.........................         204,844           180,240            313,440            288,798

INTEREST INCOME (EXPENSES):
  Interest income..........................................           1,039               881              3,244              2,091
  Interest on long-term debt...............................         (25,354)          (15,159)           (76,658)           (45,377)
  Interest on trust preferred securities...................          (4,317)              ---            (12,951)               ---
  Other interest charges...................................          (3,617)          (15,315)           (11,032)           (22,669)
                                                              --------------    --------------     --------------     --------------
    Net interest expenses..................................         (32,249)          (29,593)           (97,397)           (65,955)
                                                              --------------    --------------     --------------     --------------
EARNINGS BEFORE INCOME TAXES...............................         172,595           150,647            216,043            222,843

PROVISION FOR INCOME TAXES.................................          65,288            60,443             76,216             83,763
                                                              --------------    --------------     --------------     --------------
NET INCOME.................................................   $     107,307     $      90,204      $     139,827      $     139,080
                                                              ==============    ==============     ==============     ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          77,863            77,801             77,863             77,801

EARNINGS PER AVERAGE COMMON SHARE..........................   $        1.38     $        1.16      $        1.80      $        1.79
                                                              ==============    ==============     ==============     ==============
EARNINGS PER AVERAGE COMMON SHARE -
  ASSUMING DILUTION........................................   $        1.38     $        1.16      $        1.80      $        1.79
                                                              ==============    ==============     ==============     ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.3325     $      0.3325      $      0.9975      $      0.9975

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          September 30        December 31
                                                                               2000               1999
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $      4,479       $        7,271
  Accounts receivable - customers, less reserve of $10,171 and
    $5,270, respectively........................................               366,777              263,708
  Accrued unbilled revenues.....................................                55,600               40,200
  Accounts receivable - other...................................                17,346               10,462
  Fuel inventories..............................................               155,904              117,185
  Materials and supplies, at average cost.......................                40,771               39,194
  Prepayments and other.........................................                37,574               16,911
  Accumulated deferred tax assets...............................                 9,618                8,729
                                                                          -------------      --------------
    Total current assets........................................               688,069              503,660
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                45,926               31,012
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................             5,295,093            5,209,783
  Construction work in progress.................................                64,551               56,553
                                                                          -------------      --------------
    Total property, plant and equipment.........................             5,359,644            5,266,336
      Less accumulated depreciation.............................             2,131,059            2,024,349
                                                                          -------------      --------------
  Net property, plant and equipment.............................             3,228,585            3,241,987
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                11,800               11,800
  Income taxes recoverable through future rates.................                38,913               39,692
  Other.........................................................               134,446               93,183
                                                                          -------------      --------------
    Total deferred charges......................................               185,159              144,675
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $  4,147,739       $    3,921,334
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...............................................          $    170,100       $      589,100
  Accounts payable..............................................               260,553              161,183
  Dividends payable.............................................                25,889               25,889
  Customers' deposits...........................................                22,366               22,138
  Accrued taxes.................................................                84,712               41,215
  Accrued interest..............................................                28,692               28,191
  Long-term debt due within one year............................                 2,000               59,000
  Other.........................................................                46,035               40,145
                                                                          -------------      --------------
    Total current liabilities...................................               640,347              966,861
                                                                          -------------      --------------
LONG-TERM DEBT..................................................             1,649,969            1,250,532
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                14,433               16,686
  Accumulated deferred income taxes.............................               606,571              566,137
  Accumulated deferred investment tax credits...................                58,716               62,578
  Other.........................................................                96,164               39,161
                                                                          -------------      --------------
    Total deferred credits and other liabilities................               775,884              684,562
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................               441,847              441,847
  Retained earnings.............................................               639,692              577,532
                                                                          -------------      --------------
    Total stockholders' equity..................................             1,081,539            1,019,379
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $  4,147,739       $    3,921,334
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Unaudited)

                                                                                      9 Months Ended
                                                                                       September 30
                                                                                  2000              1999
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $     139,827      $     139,080
  Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
    Depreciation and amortization....................................              135,403            120,388
    Deferred income taxes and investment tax credits, net............               37,086             16,640
    Gain on sale of assets...........................................               (4,850)               ---
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................             (103,069)          (172,455)
      Accrued unbilled revenues......................................              (15,400)           (24,600)
      Fuel, materials and supplies inventories.......................              (40,296)           (30,901)
      Accumulated deferred tax assets................................                 (889)            (1,227)
      Other current assets...........................................              (27,547)            57,209
      Accounts payable...............................................               99,370             56,661
      Accrued taxes..................................................               43,497             45,907
      Accrued interest...............................................                  501                190
      Other current liabilities......................................                6,118            (37,641)
    Other operating activities.......................................                3,729             11,967
                                                                             --------------     --------------
        Net cash provided from operating activities..................              273,480            181,218
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.............................................             (137,866)          (142,438)
    Proceeds from sale of assets.....................................               15,859                ---
    Investment in Transok............................................                  ---           (531,767)
    Other investment activities......................................                  402              2,868
                                                                             --------------     --------------
        Net cash used in investing activities........................             (121,605)          (671,337)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt.....................................              (58,000)           (16,000)
    Proceeds from long-term debt.....................................              400,000                ---
    Short-term debt, net.............................................             (419,000)           673,000
    Retirement of common stock.......................................                  ---                (30)
    Premium on retirement of common stock............................                  ---            (72,913)
    Cash dividends declared on common stock..........................              (77,667)           (77,605)
                                                                             --------------     --------------
        Net cash provided from (used in) financing activities........             (154,667)           506,452
                                                                             --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................               (2,792)            16,333
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                7,271                378
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       4,479      $      16,711
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      88,441      $      51,986
    Income taxes.....................................................        $       7,680      $      37,428
--------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Long-term debt assumed in acquisition of Transok.................        $         ---      $     173,000
    Current liabilities assumed in acquisition of Transok............        $         ---      $      98,917
    Other investing and financing activities.........................        $       2,400      $         ---
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

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  The condensed consolidated financial statements included herein have been prepared by OGE Energy Corp. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 2000, and December 31, 1999, and the results of operations and the changes in cash flows for the periods ended September 30, 2000, and September 30, 1999, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2000 presentation.

  The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 1999.

  The Company is a holding company, which was incorporated in August 1995 in the State of Oklahoma. The Company is not engaged in any business independent of that conducted through its subsidiaries, Oklahoma Gas and Electric Company (“OG&E”), Enogex Inc. and Enogex Inc.‘s subsidiaries (“Enogex”), and OGE Energy Capital Trust I, a financing trust established in 1999.

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

  In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently reviewing various contracts, identifying those which meet the criteria as set forth in SFAS No. 133 and SFAS No. 138. The Company will prospectively adopt these new standards effective January 1, 2001, and management believes, based upon our initial assessment, the adoption of these new standards will not have a material impact on the Company’s consolidated financial position or results of operation.

  Enogex, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas and electricity at future dates. Due to fluctuations in the natural gas and electricity markets, the Company buys or sells natural gas and electricity futures contracts, swaps or options to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. Additionally, the Company may use these contracts as an enhancement or speculative trade, subject to the Company’s policies on risk management. For qualifying hedges, the Company accounts for changes in the market value of futures contracts as a deferred gain or loss until the production month for hedged transactions, at which time the gain or loss on the natural gas or electricity futures contract, swap or option is recognized in the results of operations. As market values change, the Company recognizes the gain or loss on enhancement or speculative contracts in the results of operations.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 2000 (respectively, the "current periods"), and the financial position as of September 30, 2000, of the Company and its subsidiaries: OG&E and Enogex. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year. For the three months ended September 30, 2000, approximately 52 percent of the Company's revenues were provided by the regulated sales of electricity by OG&E, a public utility, while the remaining 48 percent was provided by the non-utility operations of Enogex. For the nine months ended September 30, 2000, approximately 52 percent of the Company's revenues were provided by Enogex, while the remaining 48 percent was provided by OG&E. Revenues from sales of electricity are somewhat seasonal, with a large portion of OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results.

     On July 1, 1999, Enogex completed its previously announced acquisition of Transok LLC and its subsidiaries ("Transok"), a gatherer, processor, and transporter of natural gas in Oklahoma and Texas. Enogex purchased Transok from Tejas Energy LLC, an affiliate of Shell Oil Company, for $710.3 million, including the assumption of $173 million of long-term debt.

     On September 27, 2000, Enogex announced that it will expand its Harrah Gas Processing Plant in Eastern Oklahoma County, doubling the plant's capacity to 38 MMcfd. The expansion will be accomplished in large part by the relocation of an idle cryogenic processing plant in Burns Flat, Oklahoma, which Enogex acquired as part of the Transok acquisition. Plans also call for some associated pipeline expansion on the Enogex system to accommodate the additional volumes of natural gas. The expansion at Harrah, which is being funded through internally generated funds, is expected to be complete and in service by January 2001.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions including the implementation of the restructuring legislation in Oklahoma and Arkansas; and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1999, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

     Net income increased $17.1 million or 19.0 percent and $0.7 million or 0.5 percent in the current periods due to improved earnings at both OG&E and Enogex. The increase in OG&E's earnings of $19.6 million and $2.0 million was primarily attributable to higher revenues from kilowatt-hour sales to OG&E electric customers ("system sales") due to warmer weather in OG&E's electric service area and the recovery of higher fuel costs. Enogex's earnings increased $3.2 million and $8.8 million in the current periods primarily due to the positive effects from the acquisition of Transok and from increased sales volumes and prices in marketing of natural gas. Increased interest expenses at the corporate level partially offset the increased earnings at OG&E and Enogex. Earnings per average common share in the current periods were $1.38 and $1.80, up from $1.16 and $1.79, respectively.

REVENUES

     Total operating revenues increased $242.5 million or 31.7 percent and $721.9 million or 45.3 percent in the current periods. These increases were largely attributable to significantly increased Enogex revenues.

     Enogex revenues increased $178.5 million or 59.4 percent and $641.3 million or 113.4 percent in the current periods largely due to the inclusion of revenues from Transok's operations and from increased sales volumes and prices in marketing of natural gas. The integration of Transok's pipeline with those of Enogex has increased gas transportation revenue and provided Enogex's gas marketing unit with a better platform from which to market natural gas.

      OG&E revenues increased $64.0 million or 13.8 percent and $80.7 million or 7.8 percent in the current periods. These increases were primarily attributable to the warmer weather and the recovery of higher fuel costs. The warmer weather was primarily responsible for increases of 6.2 percent and 5.3 percent in system sales. The increased revenue from system sales was partially offset by a 72.9 percent and 57.5 percent drop in revenue from off-system sales in the current periods. The decline in revenue from off-system sales resulted from a reduction in both volumes and prices. Further, revenue was unfavorably affected in the current periods by approximately $1.9 million and $9.6 million, due to modifications to the Generation Efficiency Performance Rider ("GEP Rider") and by approximately $3.8 million and $7.4 million, due to lower recoveries under the Acquisition Premium Credit Rider ("APC Rider"). See "Regulation and Rates" - "Recent Regulatory Matters" for related discussion.

      Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex, an affiliated company, owns and operates a pipeline system that transports natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. See "Regulation and Rates."

EXPENSES

      Total operating expenses increased $215.9 million or 36.8 percent and $698.6 million or 53.4 percent in the current periods. These increases were primarily due to increases in fuel expense, gas and electricity purchased for resale and other operation and maintenance expenses.

      Fuel expense increased $46.4 million or 40.2 percent and $73.3 million or 29.5 percent in the current periods primarily due to a significant increase in the cost of natural gas and higher generation levels.

      Gas and electricity purchased for resale increased $129.6 million or 55.5 percent and $482.4 million or 108.1 percent in the current periods. These increases are primarily due to the Transok acquisition, increased natural gas prices and increased volumes in the marketing of natural gas.

      Other operation and maintenance increased $40.3 million or 37.3 percent and $121.7 million or 46.5 percent in the current periods. These increases are primarily due to the July 1999 Transok acquisition, and increased natural gas purchases for operations. Also contributing to the increase are higher labor and employee benefit costs.

      Depreciation and amortization increased $0.7 million or 1.5 percent and $15.0 million or 12.5 percent during the current periods due to an increase in depreciable property and the July 1999 Transok acquisition.

      Taxes other than income remained relatively constant in the three months ended September 30, 2000 and increased $5.4 million or 13.0 percent in the nine months ended September 30, 2000 due to the Transok acquisition.

      Interest charges remained relatively constant in the three months ended September 30, 2000 and increased $31.4 million or 47.7 percent in the nine months ended September 30, 2000. This increase is due to increased long-term debt at Enogex, as a result of the Transok acquisition, and due to interest expense on the trust-preferred securities issued in October 1999. The proceeds from the increased long-term debt and trust preferred securities were used to repay short-term debt incurred to finance the Transok acquisition. See "Liquidity and Capital Requirements."

      Provision for income taxes increased $4.8 million or 8.0 percent in the three months ended September 30, 2000 and decreased $7.5 million or 9.0 percent in the nine months ended September 30, 2000. For the three months ended September 30, 2000, the increase was due primarily to higher earnings and was partially offset by accruals in the prior period. For the nine months ended September 30, 2000 the decrease was primarily due to lower taxable income and reversal of accruals in the prior period.

LIQUIDITY AND CAPITAL REQUIREMENTS

      The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for OG&E's utility service, to replace or expand existing facilities in OG&E's electric utility business, to replace or expand existing facilities in Enogex's non-utility businesses, to acquire new non-utility facilities or businesses and to some extent, for satisfying maturing debt. The Company's capital expenditures of $137.9 million for the nine months ended September 30, 2000, were financed with internally generated funds.

      The Company meets its cash needs through a combination of internally generated funds, permanent financing and short-term borrowings. The Company expects that internally generated funds will be adequate during 2000 to meet anticipated construction expenditures, while maturities of long-term debt at OG&E will require permanent financings. A $110 million series of OG&E's 6.25 percent Senior Notes matured on October 15, 2000. OG&E temporarily funded this transaction through short-term borrowings from the Company. On October 23, 2000, OG&E issued $110 million of 7.125 percent Senior Notes, Series due October 15, 2005. Net proceeds from this transaction were used to repay the temporary short-term borrowings from the Company. Enogex used cash flow from operations to retire its $57 million in long-term debt that matured in the third quarter of 2000. In January 2000, the Company increased its line of credit from $200 million to $300 million, with $200 million to expire on January 15, 2001, and $100 million to expire on January 15, 2004.

      OG&E acquired two gas turbine generators for use at its Horseshoe Lake Generating Station. These two generators were brought on line on June 14 and July 16, 2000 and each can produce approximately 44 megawatts of additional peak-load generating capacity. The total cost of this project was approximately $45 million.

      On July 21, 2000, OG&E reactivated two of its generators at its Mustang Generating Station, which had been idle for several years. These two generators together produce approximately 115 megawatts of additional peak-load generating capacity. The total cost of this reactivation project was approximately $5 million. Together, these four generators at Horseshoe Lake and Mustang increased OG&E's electric generating capacity by approximately 4 percent.

      The Company's combined cash and cash equivalents decreased approximately $2.8 million during the nine months ended September 30, 2000. The decrease reflects the Company's cash flow from operations, proceeds from long-term debt and sale of assets, net of retirement of long-term debt, construction expenditures, short-term debt and dividend payments.

      As discussed previously, on July 1, 1999, Enogex completed its acquisition of Transok for $710.3 million, which included assumption of $173 million of long-term debt. The purchase of Transok was temporarily funded through a $560 million revolving credit agreement with a consortium of banks with Bank One, N.A. serving as agent. On October 21, 1999, the financing trust subsidiary of the Company issued $200 million of 8.375 percent trust preferred securities and all of the proceeds were used to repay a portion of outstanding borrowings under the revolving credit agreement implemented in connection with the Transok acquisition.

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

      Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 and to "Management's Discussion and Analysis" and Notes 10 and 11 of Notes to the Consolidated Financial Statements in the Company's 1999 Form 10-K.

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

      Through its wholly-owned subsidiary Enogex Arkansas Pipeline Company, Enogex owns a 75 percent interest in NOARK Pipeline System, Limited Partnership ("NOARK"). NOARK has two interstate pipeline company subsidiaries, Ozark Gas Transmission, L.L.C. ("Ozark") and Arkansas Western Pipeline, L.L.C. ("AWP"). The gas transportation tariffs of Ozark and AWP are subject to FERC jurisdiction.

      On April 28, 2000, Ozark filed with the FERC a notice of proposed changes in its gas tariff. Ozark reached a settlement that included increasing its approved maximum rate by 11 percent. The settlement rates are effective November 1, 2000.

Recent Regulatory Matters

      As previously reported, on January 12, 2000, the OCC Staff (the "Staff") filed three applications to address various aspects of OG&E's electric rates. The first application related to the completion on March 1, 2000, of the recovery of the amortization premium paid by OG&E when it acquired Enogex in 1986 and the resulting removal, pursuant to the APC Rider, of $12.8 million ($10.7 million in the Oklahoma Jurisdiction) from the amounts currently being paid annually by OG&E to Enogex and being recovered by OG&E from its ratepayers. OG&E consented to this action and in March 2000, the OCC approved the APC Rider for $10.7 million annually.

      The second application related to a review of the GEP Rider, which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. OG&E collected approximately $20.8 million pursuant to the GEP Rider during 1999. The GEP Rider initially was designed so that when OG&E's average annual cost of fuel per kwh was less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, OG&E was allowed to collect, through the GEP Rider, one-third of the amount by which OG&E's average annual cost of fuel was below 96.261 percent of the average of the other specified utilities. If OG&E's fuel cost exceeded 103.739 percent of the stated average, OG&E was not allowed to recover one-third of the fuel costs above that average from Oklahoma customers. In April 2000 testimony, the Staff stated that they continued to support incentive programs that reward superior performance, but in their view the existing GEP Rider was not functioning as they had originally envisioned it.

      In June 2000, the OCC approved the collection of $6.6 million through the GEP Rider for the time period July 1, 2000 through June 30, 2001 and approved the following four modifications to the GEP Rider: (i) changing OG&E's peer group to include utilities with a higher coal-to-gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if OG&E's costs exceed the new peer group by changing the percentage above which OG&E will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; (iii) reducing OG&E's share of cost savings as compared to its new peer group from 33 percent to 30 percent; and (iv) limiting to $10.0 million the amount of any awards paid to OG&E or penalties charged to OG&E.

      The final application, relating to fuel cost recoveries, was used by the Staff to address the competitive bid process of OG&E's gas transportation needs. In February 1997, the OCC issued an order (the "1997 Order") that, among other things, directed OG&E to commence competitively-bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting removal of the APC Rider, upon the completion of the recovery from ratepayers of the amortization premium paid by OG&E when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation began. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, OG&E filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, OG&E stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to OG&E's six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, OG&E offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. OG&E has executed a new gas transportation contract with Enogex under which Enogex continues to serve the needs of OG&E's power plants at a price to be paid by OG&E of $33.4 million annually and, if OG&E's proposal had been approved by the OCC, OG&E would have recovered a portion of such amount ($25.2 million) from its ratepayers. The Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of OG&E's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of OG&E's gas-fired plants be awarded to parties other than Enogex. The Staff also filed testimony stating in substance that OG&E's electric rates as a whole were appropriate and did not warrant a rate review. OG&E negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, OG&E withdrew its application, which withdrawal was approved by the OCC in December 1999. OG&E recently entered into a stipulation (the "Stipulation") with the Staff, the Office of the Attorney General and a coalition of industrial customers regarding the competitive bid process of OG&E's gas transportation service. The Stipulation (which, with one exception, was signed by all parties to the proceeding) permits OG&E to recover $25.2 million annually for gas transportation services to be provided by Enogex pursuant to the competitive bid process. The Stipulation was presented for approval to an Administrative Law Judge ("ALJ") in September 2000, and the ALJ recommended its approval. However, at a hearing on September 28, 2000, the OCC chose to delay the decision of the Stipulation and two of the three commissioners expressed concern over the competitive bid process. OG&E cannot predict what further action the OCC may take. OG&E believes that the competitive bid process was appropriate and is currently collecting $28.5 million on an annual basis through its base rates for gas transportation services from Enogex.

State Restructuring Initiatives

      Oklahoma: As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Various amendments to the Act were enacted in 1999 and 1998. Additional implementing legislation needs to be adopted by the Oklahoma legislature to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. The Company cannot predict what, if any, legislation will be adopted at the next legislative session. Nevertheless, the Company expects OG&E to remain a competitive supplier of electricity.

      Arkansas: OG&E's electric service area includes parts of western Arkansas, including Ft. Smith, the second-largest metropolitan market in the State. In April 1999, Arkansas became the 18th state to pass a law ("the restructuring law") calling for restructuring of the electric utility industry at the retail level. The restructuring law will significantly affect OG&E's future Arkansas operations. The restructuring law targets customer choice of electricity providers by January 1, 2002, with the APSC having the discretion to delay such date until June 30, 2003. The restructuring law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the restructuring law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require filing of unbundled rates for generation, transmission, distribution and customer service. OG&E filed preliminary business separation plans with the APSC on August 8, 2000. The APSC has established a timetable to establish rules implementing the Arkansas restructuring statutes. In October 2000, the staff of APSC along with OG&E and other electric utilities in Arkansas recommended to the APSC that the start date of customer choice of electric providers in Arkansas be changed from January 1, 2002 until October 1, 2003, with the APSC having the discretion to further delay implementation to October 1, 2005. It is expected that the APSC will accept the recommendations and will suggest to the Arkansas legislature that they be implemented.

National Energy Legislation

      In December 1999, the FERC issued Order 2000 to advance the formation of Regional Transmission Organizations ("RTOs"). The rule requires that each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce file by October 15, 2000, a proposal with respect to forming and participating in an RTO. The FERC also codified minimum characteristics and functions that a transmission entity must satisfy in order to be considered an RTO. The FERC's goal is to promote efficiency in wholesale electricity markets and to ensure that electricity consumers pay the lowest price possible for reliable service. The FERC expects that the RTOs will be operational by December 15, 2001. In October 2000, the Southwest Power Pool ("SPP"), of which OG&E is a member, filed its application with the FERC to become an RTO. OG&E intends to meet its obligations under FERC Order 2000 by joining the RTO being formed by the SPP.

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

                                                    3 Months Ended                       9 Months Ended
                                                     September 30                         September 30
                                               2000             1999                2000               1999
                                          --------------------------------     ---------------------------------
                                                                  (DOLLARS IN THOUSANDS)
================================================================================================================

Operating Information:

 Operating Revenues
  Electric utility.....................   $     528,993     $     464,982      $   1,109,898      $   1,029,228
  Non-utility..........................         601,641           385,778          1,432,459            732,094
  Intersegment revenues (A)............        (122,668)          (85,319)          (225,905)          (166,815)
----------------------------------------------------------------------------------------------------------------
    Total..............................   $   1,007,966     $     765,441      $   2,316,452      $   1,594,507
================================================================================================================

 Net Income
  Electric utility.....................   $     107,327     $      87,753      $     133,661      $     131,672
  Non-utility (B)......................             (20)            2,451              6,166              7,408
----------------------------------------------------------------------------------------------------------------
    Total..............................   $     107,307     $      90,204      $     139,827      $     139,080
================================================================================================================

(A)  Intersegment  revenues  are  recorded  at  prices  comparable  to  those of unaffiliated customers and are affected by regulatory considerations.

(B)  Includes OGE Energy Corp. losses resulting from corporate level interest expenses.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Company's 1999 Form 10-K and to Part II, Item 1 of the Company's Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company or its subsidiaries and there have been no notable changes in the previously reported proceedings, except as set forth below:

      Reference is made to paragraph 6 and 7 of Item 3 of the Company's 1999 Form 10-K and Item 1 of Part II of the Company's Form 10-Q for the quarter ended March 31, 2000 for a description of: (i) qui tam cases brought by Jack J. Grynberg against OG&E, Enogex, subsidiaries of Enogex and more than 300 other entities (the "Grynberg matter"), and (ii) the amended class action petition by Quinque Operating Company, on behalf of itself and others (the "Quinque lawsuit"), alleging among other things, mismeasurements of gas volume and BTU content by approximately 200 defendants, including OG&E, Enogex and two subsidiaries of Enogex, including Transok. As previously reported, the Company filed its notice with the Multi-district Litigation Panel ("MDL Panel") advising the MDL Panel that the Quinque lawsuit involved the same measurement issues and was a potential tag-along to the Grynberg matters. On April 10, 2000, the MDL Panel entered its order transferring and consolidating for pretrial purposes the Quinque lawsuit with the Grynberg matter. This consolidated case is now before the United States District Court for the District of Wyoming. The Quinque plaintiffs have filed a motion to remand and a motion for expedited hearing on their remand motion. On October 6, 2000, the MDL Panel entered an order transferring to the District Court of Wyoming two additional qui tam actions regarding natural gas royalties from Federal and Indian lands, Wright, et al v. Meridian, et al and Osterhoudt, et al v. Amoco.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

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

November 14, 2000