Form 10-Q
period 2001-09-30
OGE ENERGY CORP
filed 2001-11-14
CIK 1021635

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          Yes    X    No

There were 77,923,603 Shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2001.

                              Page

PART I - FINANCIAL INFORMATION
    Item 1. Financial Statements
        Consolidated Statements of Income:
             Three and Nine Months Ended September 30, 2001                                             2
        Consolidated Balance Sheet                                                                                         3
        Consolidated Statements of Cash Flows                                                                     4
        Notes to Consolidated Financial Statements                                                               5
    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                                  8

PART II - OTHER INFORMATION
    Item 1. Legal Proceedings                                                                                               21
    Item 6. Exhibits and Reports on Form 8-K                                                                    21
    Signature                                                                                                                         22

OGE Energy Corp.

PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                        3 Months Ended
                                                                         September 30
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $     827,766     $   1,007,966

COST OF GOODS SOLD.........................................         487,842           659,030
                                                              --------------    --------------
  Gross margin on revenues.................................         339,924           348,936
  Other operation and maintenance..........................          91,237            83,181
  Depreciation and amortization............................          44,935            45,487
  Taxes other than income..................................          16,157            15,208
                                                              --------------    --------------
OPERATING INCOME...........................................         187,595           205,060
                                                              --------------    --------------
OTHER INCOME (EXPENSES), net...............................            (277)             (216)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................         187,318           204,844

INTEREST INCOME (EXPENSES):
  Interest income..........................................             741             1,039
  Interest on long-term debt...............................         (24,012)          (25,354)
  Interest on trust preferred securities...................          (4,317)           (4,317)
  Allowance for borrowed funds used during construction....             158               259
  Other interest charges...................................          (3,802)           (3,876)
                                                              --------------    --------------
    Net interest expenses..................................         (31,232)          (32,249)
                                                              --------------    --------------
INCOME BEFORE TAXES........................................         156,086           172,595

INCOME TAX EXPENSE.........................................          59,033            65,288
                                                              --------------    --------------
NET INCOME.................................................   $      97,053     $     107,307
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          77,923            77,863

EARNINGS PER AVERAGE COMMON SHARE..........................   $        1.25     $        1.38
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING
  ASSUMING DILUTION (thousands)............................          77,824            77,863

EARNINGS PER AVERAGE COMMON SHARE
  ASSUMING DILUTION (thousands)............................   $        1.25     $        1.38
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.3325     $      0.3325

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                        9 Months Ended                       6 Months Ended
                                                                         September 30                               June 30
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $   2,639,244     $   2,316,452

COST OF GOODS SOLD.........................................       1,908,271         1,562,784
                                                              --------------    --------------
  Gross margin on revenues.................................         730,973           753,668
  Other operation and maintenance..........................         282,769           262,224
  Depreciation and amortization............................         135,181           135,403
  Taxes other than income..................................          49,067            47,039
                                                              --------------    --------------
OPERATING INCOME...........................................         263,956           309,002
                                                              --------------    --------------
OTHER INCOME (EXPENSES), net...............................          (1,058)            4,438
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................         262,898           313,440

INTEREST INCOME (EXPENSES):
  Interest income..........................................           3,068             3,244
  Interest on long-term debt...............................         (75,384)          (76,658)
  Interest on trust preferred securities...................         (12,951)          (12,951)
  Allowance for borrowed funds used during construction....             575             1,989
  Other interest charges...................................         (11,020)          (13,021)
                                                              --------------    --------------
    Net interest expenses..................................         (95,712)          (97,397)
                                                              --------------    --------------
INCOME BEFORE TAXES........................................         167,186           216,043

INCOME TAX EXPENSE.........................................          60,308            76,216
                                                              --------------    --------------
NET INCOME.................................................   $     106,878     $     139,827
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          77,923            77,863

EARNINGS PER AVERAGE COMMON SHARE..........................   $        1.37     $        1.80
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING
  ASSUMING DILUTION (thousands)............................          77,845            77,863

EARNINGS PER AVERAGE COMMON SHARE
  ASSUMING DILUTION........................................   $        1.37     $        1.80
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $      0.9975     $      0.9975

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                      September 30       December 31
                                                                          2001              2000
                                                                     -------------      --------------
                                                                          (dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................     $        559       $         454
  Accounts receivable - customers, less reserve of $7,184 and
    $4,135, respectively........................................          277,381             446,185
  Accrued unbilled revenues.....................................           51,300              49,000
  Accounts receivable - other, less reserve of $874 and
    $2,545, respectively........................................           18,684              24,713
  Fuel inventories..............................................           78,257             200,316
  Materials and supplies, at average cost.......................           39,618              41,517
  Prepayments and other.........................................            7,984              45,715
  Price risk management.........................................           25,696              45,727
  Accumulated deferred tax assets...............................           10,435              10,669
                                                                     -------------      --------------
    Total current assets........................................          509,914             864,296
                                                                     -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................           40,058              36,980
                                                                     -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................        5,447,653           5,323,541
  Construction work in progress.................................           77,143              47,016
                                                                     -------------      --------------
    Total property, plant and equipment.........................        5,524,796           5,370,557
      Less accumulated depreciation.............................        2,258,084           2,151,093
                                                                     -------------      --------------
    Net property, plant and equipment...........................        3,266,712           3,219,464
                                                                     -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................           12,500              12,500
  Income taxes recoverable through future rates.................           37,875              38,654
  Price risk management.........................................           21,848               5,668
  Other.........................................................           96,648             142,068
                                                                     -------------      --------------
    Total deferred charges......................................          168,871             198,890
                                                                     -------------      --------------
TOTAL ASSETS....................................................     $  3,985,555       $   4,319,630
                                                                     =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...............................................     $    125,512       $     284,500
  Accounts payable..............................................          132,844             330,445
  Dividends payable.............................................           25,910              25,890
  Customers' deposits...........................................           27,017              22,647
  Accrued taxes.................................................           78,772              33,067
  Accrued interest..............................................           30,545              40,699
  Long-term debt due within one year............................          115,000               2,000
  Price risk management.........................................           12,897              33,709
  Other.........................................................           44,342              36,975
                                                                     -------------      --------------
    Total current liabilities...................................          592,839             809,932
                                                                     -------------      --------------
LONG-TERM DEBT..................................................        1,538,139           1,648,523
                                                                     -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................            6,271              14,256
  Accumulated deferred income taxes.............................          641,240             618,360
  Accumulated deferred investment tax credits...................           53,566              57,429
  Price risk management.........................................            3,080               3,001
  Other.........................................................           58,142             103,821
                                                                     -------------      --------------
    Total deferred credits and other liabilities................          762,299             796,867
                                                                     -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................          443,202             443,298
  Retained earnings.............................................          650,140             621,010
  Accumulated other comprehensive income........................           (1,064)                  -
                                                                     -------------      --------------
    Total stockholders' equity..................................        1,092,278           1,064,308
                                                                     -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................     $  3,985,555       $   4,319,630
                                                                     =============      ==============

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Unaudited)

                                                                                  9 Months Ended
                                                                                   September 30
                                                                             2001               2000
                                                                        --------------     --------------
                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................   $     106,878      $     139,827
  Adjustments to Reconcile Net Income to Net
   Cash Provided from Operating Activities:
    Depreciation and amortization....................................         135,181            135,403
    Deferred income taxes and investment tax credits, net............          21,126             37,086
    Gain on sale of assets...........................................            (293)            (4,850)
    Change in Certain Assets and Liabilities:
      Accounts receivable - customers................................         168,804           (103,069)
      Accrued unbilled revenues......................................          (2,300)           (15,400)
      Fuel, materials and supplies inventories.......................         123,958            (40,296)
      Other current assets...........................................          44,437            (28,436)
      Accounts payable...............................................        (197,601)            99,370
      Accrued taxes..................................................          45,705             43,497
      Accrued interest...............................................         (10,154)               501
      Other current liabilities......................................          11,757              6,118
    Other operating activities.......................................         (20,705)             3,729
                                                                        --------------     --------------
        Net cash provided from operating activities..................         426,793            273,480
                                                                        --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................        (182,177)          (137,866)
  Proceeds from sale of assets.......................................           1,263             15,859
  Other investing activities.........................................             277                402
                                                                        --------------     --------------
        Net cash used in investing activities........................        (180,637)          (121,605)
                                                                        --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................         (10,390)           (58,000)
  Proceeds from long-term debt.......................................               -            400,000
  Decrease in short-term debt, net...................................        (158,988)          (419,000)
  Retirement of common stock.........................................             (96)                 -
  Contribution from minority interest................................           1,449                  -
  Payment of obligation under capital lease..........................            (279)                 -
  Cash dividends declared on common stock............................         (77,747)           (77,667)
                                                                        --------------     --------------
        Net cash used in financing activities........................        (246,051)          (154,667)
                                                                        --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................             105             (2,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................             454              7,271
                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $         559      $       4,479
                                                                        ==============     ==============
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................   $      95,562      $      88,441
    Income taxes.....................................................   $       5,991      $       7,680
---------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Interest rate swap...............................................   $     (12,848)     $           -
    Change in fair value of long-term debt...........................   $      12,848      $           -
    Other investing and financing activities.........................   $           -      $       2,400
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

  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 2001, and December 31, 2000, and the results of operations and the changes in cash flows for the periods ended September 30, 2001, and September 30, 2000, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2001 presentation.

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

  Enogex, in the normal course of business, enters into fixed price contracts for either the purchase or sale of natural gas and electricity at future dates. Due to fluctuations in the natural gas and electricity markets, Enogex buys or sells natural gas and electricity futures contracts, swaps or options to hedge the price and basis risk associated with the specifically identified purchase or sales contracts. Additionally, Enogex may use these contracts as an enhancement or speculative trade, subject to the Company’s policies on risk management. As market values change, the Company recognizes the gain or loss on enhancement or speculative contracts in the results of operations.

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Changes in fair value of effective cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which are deemed to be normal purchases or normal sales are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

  The Company accounted for adoption of SFAS No. 133 on January 1, 2001, by recording a cumulative effect transition adjustment debit to Accumulated Other Comprehensive Income of approximately $26.9 million ($16.5 million net of tax). This unrealized loss is related to the derivative fair value of qualifying cash flow hedges as of the date of adoption and is being amortized to earnings as the related hedged transactions occur.

  During March 2001, the Company entered into two separate interest rate swap agreements; (i) OG&E entered into an interest rate swap agreement to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate (“LIBOR”) and (ii) effective July 15, 2001, Enogex entered into an interest rate swap agreement to convert $200 million of 8.125 percent fixed rate debt due, January 15, 2010, to a variable rate based on LIBOR. The objective of these interest rate swaps was to raise the percentage of total corporate floating rate debt more in line with industry standard and to achieve a lower cost of debt. These interest rate swaps qualified as fair value hedges under SFAS No. 133 and meet all requirements for a determination that there was no ineffective portion as allowed under the shortcut method under SFAS No. 133.

  On April 6, 2001, the Company entered into a one-year interest rate swap agreement to lock in a fixed rate of 4.41 percent, effective April 10, 2001, on $140 million of variable rate short-term debt. The objective of this interest rate swap was to reduce exposure to short-term interest rate volatility associated with the Company’s commercial paper program. This interest rate swap initially qualified for hedge accounting treatment as a cash flow hedge under SFAS No. 133. However, due to unexpected changes in the level of commercial paper issued during the third quarter, hedge accounting treatment under SFAS No. 133 was discontinued as of July 1, 2001, and all subsequent changes in the market value of the swap are being recorded in earnings as required by SFAS No. 133. As of September 30, 2001, a total of approximately $930,000 has been recorded in earnings. This amount represents the change in the market value of the swap since July 1, 2001.

  As of September 30, 2001, a deferred loss of approximately $325,000 ($198,000 net of tax), was recorded in Accumulated Other Comprehensive Income which represents the unamortized balance of the effective portion of the interest rate swap as of June 30, 2001. Approximately $161,000 of the unamortized balance was amortized in the third quarter, and will continue to be amortized over the remaining life of the original term of the swap, which was set to expire on April 10, 2002.

  The Company recorded a gain, related to the ineffective portion of hedge derivatives, for production hedges, of $4.7 million ($2.9 million net of tax) for the nine months ended September 30, 2001.

  As of September 30, 2001, a deferred loss of $1.3 million ($0.9 million net of tax), related to an effective cash flow hedge of commodity risk associated with the value of future natural gas production for the remainder of 2001 was recorded in Accumulated Other Comprehensive Income. This loss is expected to be reclassified into earnings over the last quarter of 2001, as the hedged natural gas production is sold.

  In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of Other Comprehensive Income:

                                                                         9 Months Ended
                                                                        September 30
                                                                 2001                 2000
                                                           -----------------    -----------------
                                                                  (dollars in thousands)

Net income..............................................   $        106,878     $        139,827
                                                           -----------------    -----------------
Other comprehensive income (loss), net of tax:
  Transition adjustment.................................            (16,492)                   -
  Gain on qualifying cash flow hedging instruments......             15,987                    -
  Reclassification adjustments - contract settlements...               (559)                   -
                                                           -----------------    -----------------
Total other comprehensive (loss), net of tax............             (1,064)                   -
                                                           -----------------    -----------------
Total comprehensive income..............................   $        105,814     $        139,827
                                                           =================    =================
  In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 will affect the Company’s accrued plant removal costs for generation, transmission, distribution and oil and gas production facilities and will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for financial statements for periods beginning after June 15, 2002. The Company will adopt this new standard effective January 1, 2003. Management has not yet determined what the impact of this new standard will be on its consolidated financial position or results of operation.

  In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company will adopt this new standard effective January 1, 2002, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operation.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

          The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 2001 (respectively, the "current periods"), and the financial position as of September 30, 2001, of the Company and its subsidiaries: OG&E and Enogex. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year. The table below shows the earnings contributions of OG&E and Enogex for the period indicated. All references to earnings per share are to earnings per share of the Company's Common Stock.

                                              3 Months Ended                 9 Months Ended
                                               September 30                   September 30
                                       --------------------------     ---------------------------
                                           2001          2000             2001           2000
                                       ------------  ------------     ------------   ------------
                                                       (dollars in thousands)

OG&E.................................  $      1.29   $      1.38      $      1.63    $      1.72
Enogex...............................            -          0.06            (0.13)          0.23
Holding company (stand-alone basis)..        (0.04)        (0.06)           (0.13)         (0.15)
                                       ------------  ------------     ------------   ------------
  Consolidated Earnings per Share....  $      1.25   $      1.38      $      1.37    $      1.80
                                       ============  ============     ============   ============

          The decrease in OG&E's contribution to earnings per share in the current period was primarily attributable to milder weather and increased operation and maintenance expenses. Of the $0.06 and $0.36 decreases in Enogex's contribution to earnings per share for the current periods, approximately $0.10 and $0.46 were attributable to poorer margins in Enogex's gas processing business. The last component of earnings per share are the results on a stand-alone basis of the Company (i.e., a holding company) which has expenses but no revenues, and which posted a loss of $0.04 and $0.13 for the current periods, which reflects an increase of $0.02 each period as compared to results in 2000.

          For the current three and nine months periods, approximately 39 percent and 55 percent of the Company's revenues consisted of the non-utility operations of Enogex, while the remaining 61 percent and 45 percent was provided by the regulated sales of electricity by OG&E, a public utility. Revenues from sales of electricity are somewhat seasonal, with a large portion of

OG&E's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. In September 2001, the director of the Oklahoma Corporation Commission's ("OCC") public utility division filed an application with the OCC to review the rates of OG&E. See "Regulation and Rates - Recent Regulatory Matters" for a further discussion of this matter. Deregulation of the electric industry in Oklahoma has been postponed until at least 2003. See "Regulation and Rates - Recent Regulatory Matters" for a related discussion.

          Some of the matters discussed in this Form 10-Q, including the discussion in "Outlook", may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the Company's markets; and other risk factors listed in the Company's Form 10-K for the year ended December 31, 2000, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

          Net income decreased $10.3 million or 9.6 percent in the three months ended September 30, 2001. Of the $10.3 million decrease, approximately $7.2 million was attributable to OG&E and $4.6 million was attributable to Enogex. These decreases were partially offset by decreased losses of approximately $1.5 million at the holding company. OG&E's decrease in earnings for the three months ended September 30, 2001, was primarily attributable to milder weather and increased operation and maintenance expenses. The decrease in earnings at Enogex for the three months ended September 30, 2001, was primarily attributable to poorer margins in the gas processing business, a loss in the energy marketing and trading business and to a one-time cost adjustment stemming from the 1999 Transok acquisition. The decreased losses at the holding company resulted from decreased other operation and maintenance costs.

          For the nine months ended September 30, 2001, net income decreased $32.9 million or 23.6 percent. Of the $32.9 million decrease, approximately $27.7 million was attributable to Enogex. The decline in earnings at Enogex was attributable primarily to poor fractionation spreads. Fractionation spreads are the value of liquids after they are processed out of natural gas, compared to the price of the gas itself. During parts of the first quarter of 2001, these spreads were actually negative. Also, in the current periods and, particularly during the first quarter of 2001, Enogex continued to resolve the under-recovery of pipeline system fuel expenses, reported with fourth quarter 2000 results. Enogex filed for fuel-recovery rate adjustments with the Federal Energy Regulatory Commission ("FERC") and the new rates became effective on

March 1, 2001, subject to refund. The impact of this filing was minimal during the first quarter of 2001, but enabled Enogex to significantly improve recovery of pipeline system fuel expenses during the second quarter. Enogex earnings also were adversely affected by lower margins in its energy marketing and trading business compared to the prior period. Earnings at OG&E decreased $6.5 million in the nine months ended September 30, 2001, primarily due to milder weather and increased operation and maintenance expenses.

OUTLOOK

          The Company has revised its previously projected 2001 earnings to $1.45 to $1.50 a share from $1.70 to $1.80, based on nine-month actual results and expectations for the fourth quarter.

          The Company currently expects 2002 earnings to fall within a range of $1.80 to $2.00 per share. Achievement of these earnings goals assumes, among other things, normal weather at the utility, an expected return to a more stable price environment in natural gas processing, the addition of new natural gas transportation contracts at Enogex and lower interest expenses.

REVENUES

          Total operating revenues decreased $180.2 million or 17.9 percent in the three months ended September 30, 2001 and increased $322.8 or 13.9 percent in the nine months ended September 30, 2001.

          OG&E's revenues decreased $20.9 million or 3.9 percent in the three months ended September 30, 2001, and increased $84.6 million or 7.6 percent in the nine months ended September 30, 2001. The decrease in the three months ended September 30, 2001, was primarily attributable to milder weather (approximately a 6.6 percent decrease in the cooling degree days as compared to the same period in 2000), resulting in a 1.2 percent decrease in electricity sales to Company customers ("system sales"), and a 2.9 percent decrease in electricity sales to other utilities and power marketers ("off-system sales").

          The increase in OG&E's operating revenues for the nine months ended September 30, 2001, resulted primarily from the recovery of higher fuel costs. OG&E recovered higher fuel costs due to variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, which are passed through to OG&E's customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the FERC. See "Regulation and Rates." Partially offsetting the increased recoveries under the fuel adjustment clauses in the nine months ended September 30, 2001, were decreased recoveries under the Generation Efficiency Performance Rider ("GEP Rider") of $3.4 million, the Acquisition Premium Credit Rider ("APC Rider") of $2.0 million, and the Gas Transportation Adjustment Credit Rider ("GTAC Rider") of $0.9 million. See "Regulation and Rates - Recent Regulatory Matters" for a related discussion. In the nine months ended September 30, 2001, system sales increased 0.2 percent and off-system sales increased 3.5 percent, however, off-system sales are generally at lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

          Enogex revenues, after eliminating intercompany transactions, decreased $159.3 million or 33.3 percent in the three months ended September 30, 2001. Approximately $151.9 million of the decrease was due to lower revenues from natural gas sales. The primary driver of this reduction was a 60.7 percent decline in the price recovered per MMBTU. Approximately $13.5 million of the decrease was attributable to the gas processing business, which experienced a 4.6 percent decrease in the volume of natural gas liquids sold and a 10.9 percent decrease in liquids prices. Partially offsetting these decreases were revenues from gathering and transmitting natural gas which increased $6.5 million or 28.8 percent.

          Enogex revenues, after eliminating intercompany transactions, increased $238.2 million or 19.7 percent in the nine months ended September 30, 2001. This increase was primarily attributable to increased natural gas sales of approximately $238.9 million. Revenues from power marketing activities increased approximately $17.3 million or 49.3 percent resulting from a 58.4 percent increase in the number of megawatt hours sold. Revenues for gathering and transmission of natural gas increased $14.7 million or 22.7 percent. This increase was primarily driven by increased volume transported. Gas storage services contributed approximately $2.7 million to the increase in revenues. These revenues resulted from marketing, on a fee basis, a portion of Enogex's storage capacity to its partners in 2001.

          Offsetting these increases was a $35.8 million decrease in natural gas liquid sales. This decrease was primarily due to a 13.6 percent decrease in volumes sold.

EXPENSES

          Cost of goods sold, which consists of fuel expense for electric generation, purchased power, gas and electricity purchased for resale and natural gas purchases - other, decreased $177.5 million or 26.7 percent in the three months ended September 30, 2001 and increased $339.2 million or 21.6 percent in the nine months ended September 30, 2001. The specific components of cost of goods sold for the reported periods are as follows:

                                                    3 Months Ended                 9 Months Ended
                                                     September 30                   September 30
                                             --------------------------     ---------------------------
                                                 2001          2000             2001           2000
                                             ------------  ------------     ------------   ------------
                                                             (dollars in thousands)

Fuel.......................................  $   145,993   $   161,713      $   374,230    $   321,643
Purchased Power............................       70,595        68,644          218,000        191,309
Gas and electricity purchased for resale...      244,407       363,377        1,187,008        928,447)
Natural gas purchases - other..............       26,847        65,296          129,033        121,385
                                             ------------  ------------     ------------   ------------
  Total cost of goods sold.................  $   487,842   $   659,030      $ 1,908,271    $ 1,562,784
                                             ============  ============     ============   ============

          OG&E's fuel expense decreased $15.7 million or 9.7 percent in the three months ended September 30, 2001, primarily due to decreased generation levels associated with milder weather. OG&E's fuel expense increased $52.6 million or 16.3 percent in the nine months ended September 30, 2001, primarily due to a significant increase in the average cost of fuel (particularly natural gas during the first quarter of 2001).

          OG&E increased its purchased power by $2.0 million or 2.8 percent and $26.7 million or 14.0 percent in the current periods. These increases were primarily due to an increase in capacity purchases under a wholesale purchase contract that OG&E maintains with Southwestern Public Service Corp. and the availability of wholesale electricity at favorable prices.

          Enogex's natural gas and electricity purchased for resale decreased $119.0 million or 32.7 percent in the three months ended September 30, 2001, due primarily to a decrease in price of natural gas purchased for resale to third parties. For the nine months ended September 30, 2001, Enogex's natural gas and electricity purchased for resale increased $258.6 million or 27.8 percent due to an increase in the volumes of natural gas purchased for resale to third parties, primarily attributable to increased sales activity by Enogex's energy marketing business in the first quarter of 2001.

          Enogex's natural gas purchases - other, which consists primarily of natural gas processing shrinkage and, to a lesser extent, pipeline system fuel expenses and pipeline compressor fuel expense, decreased $38.5 million or 58.9 percent in the three months ended September 30, 2001, primarily attributable to lower fuel expense. In the nine months ended September 30, 2001 Enogex's natural gas purchases - other increased $7.6 million or 6.3 percent due to the increased price of natural gas.

          Other operation and maintenance increased $8.1 million or 9.7 percent and $20.5 million or 7.8 percent in the current periods primarily due to increased employee pension and benefit costs, outside services and increased bad debt expense.

          Interest charges decreased $1.0 million or 3.2 percent in the three months ended September 30, 2001, primarily due to a decrease in long-term debt. In the nine months ended September 30, 2001, interest charges decreased $1.7 million or 1.7 percent primarily due to a decrease in short-term debt and lower interest rates.

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

          For the nine months ended September 30, 2001, the Company satisfied its capital expenditures of $182.1 million through internally generated funds and short-term borrowings. The Company expects that internally generated funds will be adequate during the remainder of 2001 to meet anticipated construction expenditures and maturities of long-term debt. Short-term borrowings will continue to be used to meet temporary cash requirements. The Company has in place lines of credit for up to $315 million, of which $200 million expires on January 15, 2002, $100 million expires on January 15, 2004, and $15 million expires on June 28, 2002. The Company expects to replace these lines of credit on or prior to the expiration.

          The Company's capital structure and cash flow remained strong throughout the current periods. The Company's combined cash and cash equivalents increased approximately $105,000 during the nine months ended September 30, 2001. The increase reflects the Company's cash flow from operations, net of cash used in investing activities, retirement of long-term debt and common stock, payments of short-term debt, capital lease and cash dividends. Variations in accounts receivable and fuel inventories reflect the seasonal nature of the Company's utility business.

          Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, and to "Management's Discussion and Analysis" and Notes 10 and 11 of Notes to the Consolidated Financial Statements in the Company's 2000 Form 10-K.

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

          During March 2001, the Company entered into two separate interest rate swap agreements; (i) OG&E entered into an interest rate swap agreement to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month LIBOR and (ii) effective July 15, 2001, Enogex entered into an interest rate swap agreement to convert $200 million of 8.125 percent fixed rate debt due, January 15, 2010, to a variable rate based on LIBOR. The objective of these interest rate swaps was to raise the percentage of total corporate floating rate debt more in line with industry standard and to achieve a lower cost of debt. These interest rate swaps qualified as fair value hedges under SFAS No. 133 and meet all requirements for a determination that there was no ineffective portion as allowed under the shortcut method under SFAS No. 133.

          On April 6, 2001, the Company entered into a one-year interest rate swap agreement to convert $140 million of variable rate short-term debt, to a fixed rate of 4.41 percent effective April 10, 2001. The objective of this interest rate swap was to reduce exposure to short-term interest rate volatility associated with the Company's commercial paper program. This interest rate swap initially qualified for hedge accounting treatment as a cash flow hedge under SFAS No. 133. However, due to unexpected changes in the level of commercial paper issued during the third quarter, hedge accounting treatment under SFAS No. 133 was discontinued as of July 1, 2001, and all subsequent changes in the market value of the swap are being recorded through earnings as required by SFAS No. 133. As of September 30, 2001, a total of approximately $930,000 has been recorded in earnings. This amount represents the change in the market value of the swap since July 1, 2001.

          As of September 30, 2001, a deferred loss of approximately $325,000 ($198,000 net of tax), was recorded in Accumulated Other Comprehensive Income which represents the unamortized balance of the effective portion of the interest rate swap as of June 30, 2001. Approximately $161,000 of the unamortized balance was amortized in the third quarter, and will continue to be amortized over the remaining life of the original term of the swap, which was set to expire on April 10, 2002.

          The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

===================================================================================================
                                                                                        Fair Value
(dollars in millions)      2001    2002    2003    2004    2005   Thereafter   Total    at 9-30-01
---------------------------------------------------------------------------------------------------
Fixed rate debt:
  Principal amount....... $  1.0  $115.0  $ 14.3  $ 53.0  $153.0  $    861.3  $1,197.6  $  1,281.0
  Weighted-average
    interest rate........  7.15%   7.34%   7.70%   7.22%   7.09%       7.48%     7.33%           -
Variable-rate debt:
  Principal amount.......      -       -       -       -       -  $    458.2  $  458.2  $    458.2
  Weighted-average
    interest rate........      -       -       -       -       -       4.99%     4.99%           -
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

          A sensitivity analysis has been prepared to estimate the price exposure to the market risk of the Company's natural gas, natural gas liquids and electricity commodity positions. The Company's daily net commodity position consists of natural gas inventories, purchased electric capacity, commodity purchase and sales contracts, and derivative financial and commodity instruments. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. The results of this analysis, which may differ from actual results, are as follows at September 30, 2001:

                                       Wholesale               Non-Trading
--------------------------------------------------------------------------------
Commodity market risk, net......        $78,957                   $ 0
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

Recent Regulatory Matters

          As previously reported, the OCC Staff ("Staff") annually conducts a review ("Matrix Review") to assess utility operations. The purpose of the Matrix Review is to enable the Staff to specifically identify regulated utilities that have experienced material or significant changes in operating characteristics, or in the underlying cost of service, as a means of evaluating the need to pursue rate hearings. The Staff also uses the Matrix Review to identify regulated utilities that require a Staff review of some specific operational activity conducted by the utility. The Matrix Review is composed of 11 indicators that are the basic guide for the Staff's initial review of a regulated utility. The 11 indicators include such items as the time from a utility's last rate review and service quality complaints. Each indicator is given a rating by the Staff from zero to three. A rating of zero is considered not relevant, a rating of one is considered slightly relevant, a rating of two is considered moderately relevant, while a rating of three is considered significantly relevant. The Staff believes that an aggregate rating of less than ten and with no individual indicator receiving a rating of three, should indicate that no further assessment is required. Any rating above these levels could result in a Staff recommendation requesting that a further review should be performed. In July 2001, the OCC held a hearing at which the Staff reported the results of its Matrix Review of OG&E. The review resulted in an aggregate score of 17 for OG&E, with only one indicator "Time since last formal rate review", achieving a rating of three. OG&E's last formal rate review by the Staff occurred in 1995. As part of its written report, the Staff recommended that a general rate review be performed on OG&E.

          In September 2001, the director of the OCC public utility division filed an application with the OCC to review the rates of OG&E. In the filing, the Staff requests that OG&E submit information in accordance with OCC standard filing requirements by January 28, 2002, for a test year ending September 30, 2001. At this time, management cannot predict the outcome of this rate review or the impact on its consolidated financial position or results of operation. Hearing's in this case are expected to commence in July 2002.

          As previously reported, certain aspects of OG&E's electric rates recently have been addressed by the OCC. In March 2000, the OCC approved, and OG&E implemented, the APC Rider reflecting the completion of the recovery of the amortization premium paid by OG&E when it acquired Enogex in 1986. The effect of the APC Rider is to remove $10.7 million annually from the amount being recovered by OG&E from its Oklahoma customers in current rates.

          In June 2000, the OCC approved modifications to OG&E's GEP Rider. The GEP Rider was established initially in 1997 in connection with OG&E's last general rate review and was intended to encourage OG&E to lower its fuel costs by (i) allowing OG&E to collect one-third of the amount by which its fuel costs was below a specified percentage (96.261%) of the average fuel costs of certain other investor-owned utilities in the region and (ii) disallowing the collection of one-third of the amount by which its fuel costs exceeded a specified percentage (103.739%) of the average fuel costs of other investor-owned utilities. The modifications enacted in June 2000 had the effect of reducing the amount OG&E could recover under the GEP Rider, and for the period between July 1, 2001 and June 30, 2002, the Company estimates that it will recover $5.1 million under the GEP Rider. The GEP Rider is scheduled to expire in June 2002, however, the OCC could decide to establish a similar reward mechanism in a subsequent action upon proper showing. For a more detailed explanation of the GEP Rider see the Company's 2000 Form 10-K.

          The final action addresses the competitive bid process of OG&E's gas transportation needs following which OG&E's affiliate, Enogex, contracted to provide gas transportation service to all of OG&E's generation plants. For a discussion of the background of the competitive bid process, see Note 11 of Notes to Financial Statements in the Company's 2000 Form 10-K.

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

          In June 2001, the Staff approved the Stipulation declaring the Stipulation to be fair, just and reasonable and representing a reasonable settlement of the issues and thereby serving the public interest. OG&E had previously collected $28.5 million on an annual basis through its base rate and APC Rider for gas transportation services from Enogex for the power plant requirements covered by the competitive bid. The Stipulation permits OG&E to recover $25.2 million annually for the gas transportation services provided by Enogex. The Stipulation directs OG&E to reduce rates to its Oklahoma retail customers by approximately $2.7 million per year through the implementation of a GTAC Rider. The GTAC Rider is a credit for gas transportation cost recovery and is applicable to and becomes part of each Oklahoma retail rate schedule to which OG&E's Fuel Cost Adjustment rider applies. The GTAC Rider became effective with the first billing cycle of July 2001, and will remain in effect until amended by OG&E at the direction of the OCC.

State Restructuring Initiatives

          Oklahoma:   As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Additional implementing legislation needs to be adopted by the Oklahoma Legislature to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. In May 2001, the Oklahoma Legislature passed Senate Bill 440 ("SB 440"), which postponed the scheduled start date for customer choice of July 1, 2002 until at least 2003. In addition to postponing the date for customer choice, the SB 440 calls for a nine-member task force to further study the issues surrounding deregulation. The task force includes the Governor or his designee, the Attorney General, the Oklahoma Corporation Commission Chair and several legislative leaders, among others. The Company will continue to participate actively in the legislative process and expects to remain a competitive supplier of electricity. The Company cannot predict what, if any, legislation will be adopted at the next legislative session.

          Arkansas:   In April 1999, Arkansas became the 18th state to pass a law ("the Restructuring Law") calling for restructuring of the electric utility industry at the retail level. The Restructuring Law, like the Oklahoma law, will significantly affect OG&E's future operations. OG&E's electric service area includes parts of western Arkansas, including Fort Smith, the second-largest metropolitan market in the state. The Restructuring Law initially targeted customer choice of electricity providers by January 1, 2002. In February 2001, the law was amended to delay the start date of customer choice of electric providers in Arkansas until October 1, 2003, with the APSC having discretion to further delay implementation to October 1, 2005. The Restructuring Law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the Restructuring Law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require filing of unbundled rates for generation, transmission, distribution and customer service. OG&E filed preliminary business separation plans with the APSC on August 8, 2000. The APSC has established a timetable to establish rules implementing the Arkansas restructuring statutes.

REPORT OF BUSINESS SEGMENTS

          The Company's electric utility operations are conducted through OG&E, an operating public utility engaged in the generation, transmission, distribution, and sale of electric energy. The non-utility operations are conducted through Enogex. Enogex is engaged in gathering and processing natural gas, producing natural gas liquids, transporting natural gas through its pipelines in Oklahoma and Arkansas for various customers (including OG&E), marketing electricity, natural gas and natural gas liquids and investing in the drilling for and production of crude oil and natural gas. The following is the Company's business segment results for the three and nine months ended September 30, 2001 and September 30, 2000.

========================================================================================================
          Three Months Ended               Electric
          September 30, 2001                Utility     Non-utility    Intersegment            Total
--------------------------------------------------------------------------------------------------------
(dollars in thousands)

 Operating revenues...................   $   508,142    $   328,933    $    (9,309)   (A)   $   827,766
 Fuel.................................       155,072              -         (9,079)             145,993
 Purchased power......................        70,595              -              -               70,595
 Gas and electricity purchased
   for resale.........................             -        244,637           (230)             244,407
 Natural gas purchases - other........             -         26,847              -               26,847
--------------------------------------------------------------------------------------------------------
 Cost of goods sold...................       225,667        271,484         (9,309)             487,842
--------------------------------------------------------------------------------------------------------
 Gross margin on sales................       282,475         57,449              -              339,924
--------------------------------------------------------------------------------------------------------
 Other operation and maintenance......        69,480         21,757              -               91,237
 Depreciation and amortization........        29,251         15,684              -               44,935
 Taxes other than income..............        11,434          4,723              -               16,157
--------------------------------------------------------------------------------------------------------
 Operating income.....................       172,310         15,285              -              187,595
--------------------------------------------------------------------------------------------------------
 Other expenses.......................          (260)           (17)             -                 (277)
--------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes...   $   172,050    $    15,268    $         -          $   187,318

 Net income (loss)....................   $   100,117    $    (3,064)   $         -          $    97,053
========================================================================================================

========================================================================================================
          Three Months Ended               Electric
          September 30, 2000                Utility     Non-utility    Intersegment            Total
--------------------------------------------------------------------------------------------------------
(dollars in thousands)

 Operating revenues...................   $   528,993    $   601,641    $  (122,668)   (A)   $ 1,007,966
 Fuel.................................       170,793              -         (9,080)             161,713
 Purchased power......................        68,644              -              -               68,644
 Gas and electricity purchased
   for resale.........................             -        476,965       (113,588)             363,377
 Natural gas purchases - other........             -         65,296              -               65,296
--------------------------------------------------------------------------------------------------------
 Cost of goods sold...................       239,437        542,261       (122,668)             659,030
--------------------------------------------------------------------------------------------------------
 Gross margin on sales................       289,556         59,380              -              348,936
--------------------------------------------------------------------------------------------------------
 Other operation and maintenance......        62,587         20,594              -               83,181
 Depreciation and amortization........        30,841         14,646              -               45,487
 Taxes other than income..............        11,079          4,129              -               15,208
--------------------------------------------------------------------------------------------------------
 Operating income.....................       185,049         20,011              -              205,060
--------------------------------------------------------------------------------------------------------
 Other income expenses................           (14)          (202)             -                 (216)
--------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes...   $   185,035    $    19,809    $         -          $   204,844

 Net income (loss)....................   $   107,327    $       (20)   $         -          $   107,307
========================================================================================================

========================================================================================================
          Nine Months Ended                Electric
          September 30, 2001                Utility     Non-utility    Intersegment            Total
--------------------------------------------------------------------------------------------------------
(dollars in thousands)

 Operating revenues...................   $ 1,194,458    $ 1,477,673    $   (32,887)   (A)   $ 2,639,244
 Fuel.................................       401,469              -        (27,239)             374,230
 Purchased power......................       218,000              -              -              218,000
 Gas and electricity purchased
   for resale.........................             -      1,192,656         (5,648)           1,187,008
 Natural gas purchases - other........             -        129,033              -              129,033
--------------------------------------------------------------------------------------------------------
 Cost of goods sold...................       619,469      1,321,689        (32,887)           1,908,271
--------------------------------------------------------------------------------------------------------
 Gross margin on sales................       574,989        155,984              -              730,973
--------------------------------------------------------------------------------------------------------
 Other operation and maintenance......       212,978         69,791              -              282,769
 Depreciation and amortization........        89,774         45,407              -              135,181
 Taxes other than income..............        34,575         14,492              -               49,067
--------------------------------------------------------------------------------------------------------
 Operating income.....................       237,662         26,294              -              263,956
--------------------------------------------------------------------------------------------------------
 Other income (expenses)..............        (1,551)           493              -               (1,058)
--------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes...   $   236,111    $    26,787    $         -          $   262,898

 Net income (loss)....................   $   127,145    $   (20,267)   $         -          $   106,878
========================================================================================================

========================================================================================================
          Nine Months Ended                Electric
          September 30, 2000                Utility     Non-utility    Intersegment            Total
--------------------------------------------------------------------------------------------------------
(dollars in thousands)

 Operating revenues...................   $ 1,109,898    $ 1,432,459    $  (225,905)   (A)   $ 2,316,452
 Fuel.................................       349,999              -        (28,356)             321,643
 Purchased power......................       191,309              -              -              191,309
 Gas and electricity purchased
   for resale.........................             -      1,125,996       (197,549)             928,447
 Natural gas purchases - other........             -        121,385              -              121,385
--------------------------------------------------------------------------------------------------------
 Cost of goods sold...................       541,308      1,247,381       (225,905)           1,562,784
--------------------------------------------------------------------------------------------------------
 Gross margin on sales................       568,590        185,078              -              753,668
--------------------------------------------------------------------------------------------------------
 Other operation and maintenance......       196,923         65,301              -              262,224
 Depreciation and amortization........        91,355         44,048              -              135,403
 Taxes other than income..............        33,814         13,225              -               47,039
--------------------------------------------------------------------------------------------------------
 Operating income.....................       246,498         62,504              -              309,002
--------------------------------------------------------------------------------------------------------
 Other income (expenses)..............        (1,415)         5,853              -                4,438
--------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes...   $   245,083    $    68,357    $         -          $   313,440

 Net income...........................   $   133,661    $     6,166    $         -          $   139,827
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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

          See Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Company's 2000 Form 10-K and to Part II, Item 1 of the Company's Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company or its subsidiaries and there have been no notable changes in the previously reported proceedings, except as set forth below:

          As reported in the Company's Form 10-K for the year ended December 31, 2000, Trigen-Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. On April 3, 2001, the United States Court of Appeals for the Tenth Circuit issued an order reversing the trial court judgment in favor of Trigen and remanding the case back to the trial court with orders to dismiss the case in its entirety. On October 29, 2001, the United States Supreme Court denied Trigen's petition for certiorari, asking the Supreme Court to review the Court of Appeals decision. As a result of the Supreme Court's denial of Trigen's petition, the Company expects that the trial court will dismiss the charges against OG&E, and the Company considers this matter closed.

          As reported in the Company's Form 10-K for the year ended December 31, 2000, Enogex was sued by Melvin Scoggin and Oak Tree Resources, LLC, in February 1998 in the District of Oklahoma County, state of Oklahoma, for alleged breach of contract, fraud, breach of fiduciary duty, misappropriation and unjust enrichment arising from communications that allegedly created agreements regarding oil and gas exploration activities. Plaintiffs' sought damages in excess of $25 million. On October 20, 1999, the trial judge granted Enogex's motions for summary judgment and entered judgment in favor of Enogex on all claims raised by the Plaintiffs. The Plaintiffs appealed the trial court decision and the Court of Appeals upheld the trial court's judgment on all counts. The Plaintiffs requested that the Supreme Court of Oklahoma review the Court of Appeals' decision, which request was recently denied by the Supreme Court. The Company considers this case to be closed.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Reports on Form 8-K

                        (1) Item 5. Other Events, dated September 11, 2001.

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

November 14, 2001