Form 10-Q
period 2004-06-30
OGE ENERGY CORP
filed 2004-08-04
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-12579

OGE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1481638 (I.R.S. Employer Identification No.)

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
Yes    X    No

        As of July 31, 2004, 87,626,912 shares of common stock, par value $0.01 per share, were outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44.7	$245.6
Accounts receivable, less reserve of $3.2 and $4.2, respectively	390.2	350.2
Accrued unbilled revenues	66.2	38.0
Fuel inventories	116.4	163.3
Materials and supplies, at average cost	48.3	45.1
Price risk management	73.4	61.3
Gas imbalance	37.1	70.0
Accumulated deferred tax assets	9.7	9.4
Fuel clause under recoveries	9.3	4.0
Other	4.9	21.5

Total current assets	800.2	1,008.4

OTHER PROPERTY AND INVESTMENTS, at cost	36.4	34.7

PROPERTY, PLANT AND EQUIPMENT
In service	5,662.3	5,596.3
Construction work in progress	90.3	56.7
Other	12.6	15.0

Total property, plant and equipment	5,765.2	5,668.0
Less accumulated depreciation	2,417.8	2,358.5

Net property, plant and equipment	3,347.4	3,309.5

DEFERRED CHARGES AND OTHER ASSETS
Recoverable take or pay gas charges	32.5	32.5
Income taxes recoverable from customers, net	31.2	31.6
Intangible asset - unamortized prior service cost	40.2	40.2
Prepaid benefit obligation	85.7	55.7
Price risk management	20.4	13.5
Other	62.1	58.6

Total deferred charges and other assets	272.1	232.1

TOTAL ASSETS	$4,456.1	$4,584.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	June 30, 2004	December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$-	--	$202.5
Accounts payable	343.0	280.2
Dividends payable	29.1	29.1
Customers’ deposits	44.0	41.6
Accrued taxes	41.8	18.7
Accrued interest	30.8	30.7
Accrued interest - unconsolidated affiliate	3.5	3.5
Tax collections payable	10.0	7.9
Accrued vacation	18.1	17.2
Long-term debt due within one year	68.3	52.1
Non-recourse debt of joint venture	1.2	1.2
Price risk management	70.2	46.9
Gas imbalance	30.7	22.5
Fuel clause over recoveries	-	--	32.4
Other	28.4	41.2

Total current liabilities	719.1	827.7

LONG-TERM DEBT
Long-term debt	1,148.5	1,189.7
Non-recourse debt of joint venture	39.6	40.2
Long-term debt - unconsolidated affiliate	206.2	206.2

Total long-term debt	1,394.3	1,436.1

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	172.0	167.4
Accumulated deferred income taxes	748.8	747.3
Accumulated deferred investment tax credits	39.4	42.0
Accrued removal obligations, net	122.5	116.3
Price risk management	16.5	4.5
Provision for payments of take or pay gas	32.5	32.5
Other	14.2	9.3

Total deferred credits and other liabilities	1,145.9	1,119.3

STOCKHOLDERS’ EQUITY
Common stockholders’ equity	641.0	636.1
Retained earnings	614.8	623.9
Accumulated other comprehensive loss, net of tax	(59.0)	(58.4)

Total stockholders’ equity	1,196.8	1,201.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,456.1	$4,584.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2004		2003		2004		2003

OPERATING REVENUES
Electric Utility operating revenues	$411.5		$357.9		$715.8		$690.5
Natural Gas Pipeline operating revenues	743.9		494.7		1,481.3		1,212.2

Total operating revenues	1,155.4		852.6		2,197.1		1,902.7
COST OF GOODS SOLD
Electric Utility cost of goods sold	230.9		175.8		402.3		379.7
Natural Gas Pipeline cost of goods sold	688.0		446.2		1,371.5		1,110.6

Total cost of goods sold	918.9		622.0		1,773.8		1,490.3

Gross margin on revenues	236.5		230.6		423.3		412.4
Other operation and maintenance	93.1		93.1		184.2		183.4
Depreciation	44.2		43.0		90.2		89.6
Impairment of assets	-	--	1.0		-	--	1.0
Taxes other than income	17.0		16.9		35.7		34.1

OPERATING INCOME	82.2		76.6		113.2		104.3

OTHER INCOME (EXPENSE)
Other income	2.9		0.6		5.7		6.7
Other expense	(1.5)		(0.6)		(3.0)		(3.6)

Net other income	1.4		-	--	2.7		3.1

INTEREST INCOME (EXPENSE)
Interest income	0.5		0.1		0.9		0.3
Interest on long-term debt	(18.9)		(19.2)		(37.1)		(38.2)
Interest on trust preferred securities	-	--	(4.3)		-	--	(8.6)
Interest expense - unconsolidated affiliate	(4.3)		-	--	(8.6)		-	--
Allowance for borrowed funds used during construction	0.2		0.1		0.3		0.4
Interest on short-term debt and other interest charges	(1.0)		(1.7)		(2.1)		(3.5)

Net interest expense	(23.5)		(25.0)		(46.6)		(49.6)

INCOME FROM CONTINUING OPERATIONS BEFORE
TAXES	60.1		51.6		69.3		57.8
INCOME TAX EXPENSE	21.1		19.4		20.5		21.3

INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	39.0		32.2		48.8		36.5
DISCONTINUED OPERATIONS (NOTE 5)
Income from discontinued operations	-	--	-	--	0.7		2.2
Income tax expense	-	--	-	--	0.3		0.9

Income from discontinued operations	-	--	-	--	0.4		1.3

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	39.0		32.2		49.2		37.8
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
IN ACCOUNTING PRINCIPLE, net of tax of $3.7	-	--	-	--	-	--	(5.9)

NET INCOME	$39.0		$32.2		$49.2		$31.9

BASIC AVERAGE COMMON SHARES OUTSTANDING	87.6		79.2		87.6		78.9
DILUTED AVERAGE COMMON SHARES OUTSTANDING	88.2		79.4		88.1		79.2
BASIC AND DILUTED EARNINGS (LOSS) PER AVERAGE
COMMON SHARE
Income from continuing operations	$0.	44	$0.	41	$0.	55	$0.	46
Income from discontinued operations, net of tax	-	--	-	--	0.	01	0.	01
Loss from cumulative effect of accounting change, net of tax	-	--	-	--	-	--	(0.	07)

NET INCOME	$0.	44	$0.	41	$0.	56	$0.	40

DIVIDENDS DECLARED PER SHARE	$0.33	25	$0.33	25	$0.66	50	$0.66	50

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,
(In millions)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$49.2	$31.9
Adjustments to reconcile net income to net cash provided from operating activities
Income from discontinued operations	(0.4)	(1.3)
Cumulative effect of change in accounting principle	-	--	5.9
Depreciation	90.2	89.6
Impairment of assets	-	--	1.0
Deferred income taxes and investment tax credits, net	(0.5)	(3.1)
Gain on sale of assets	(3.1)	(5.7)
Price risk management assets	(23.7)	(39.0)
Price risk management liabilities	33.2	33.2
Other assets	(35.1)	18.2
Other liabilities	8.2	1.8
Change in certain current assets and liabilities
Accounts receivable, net	(40.1)	5.5
Accrued unbilled revenues	(28.2)	(36.6)
Fuel, materials and supplies inventories	43.7	(28.3)
Gas imbalance asset	32.9	(2.3)
Fuel clause under recoveries	(5.3)	(23.6)
Other current assets	8.0	5.7
Accounts payable	63.0	7.8
Customers’ deposits	2.4	1.7
Accrued taxes	23.2	23.5
Accrued interest	-	--	(0.5)
Gas imbalance liability	8.2	4.2
Fuel clause over recoveries	(32.4)	-	--
Other current liabilities	(3.6)	4.7

Net Cash Provided from Operating Activities	189.8	94.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(122.5)	(91.8)
Proceeds from sale of assets	5.5	9.9
Other investing activities	0.7	(0.4)

Net Cash Used in Investing Activities	(116.3)	(82.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	(19.0)	(19.0)
Decrease in short-term debt, net	(202.5)	(17.9)
Premium on issuance of common stock	4.9	15.4
Distribution to minority interest	-	--	(2.5)
Dividends paid on common stock	(58.2)	(47.8)

Net Cash Used in Financing Activities	(274.8)	(71.8)

DISCONTINUED OPERATIONS
Net cash provided from (used in) operating activities	0.4	(0.6)
Net cash provided from investing activities	-	--	38.5

Net Cash Provided from Discontinued Operations	0.4	37.9

NET DECREASE IN CASH AND CASH EQUIVALENTS	(200.9)	(21.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	245.6	44.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44.7	$22.5

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

        The operations of the Natural Gas Pipeline segment are conducted through Enogex Inc. and its subsidiaries (“Enogex”) and consist of three related businesses: (i) the transportation and storage of natural gas, (ii) the gathering and processing of natural gas and (iii) the marketing of natural gas. Enogex’s focus is to utilize its gathering, processing, transportation and storage capacity to execute physical, financial and service transactions to capture revenues across different commodities, locations or time periods. The vast majority of Enogex’s natural gas gathering, processing, transportation and storage assets are located in the major gas producing basins of Oklahoma. Through a 75 percent interest in the NOARK Pipeline System Limited Partnership, Enogex also owns a controlling interest in and operates the Ozark Gas Transmission System (“Ozark”), a FERC regulated interstate pipeline that extends from southeast Oklahoma through Arkansas to southeast Missouri. Enogex sold its interests in certain gas gathering and processing assets in Texas in the first quarter of 2003, which is reported in the Condensed Consolidated Financial Statements as discontinued operations.

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

        In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003, and the results of its cash flows for the six months ended June 30, 2004 and 2003, have been included and are of a normal recurring nature.

        Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

        The following table is a summary of OG&E’s regulatory assets and liabilities at:

(In millions)	June 30, 2004	December 31, 2003
Regulatory Assets
Recoverable take or pay gas charges	$32.5	$32.5
Income taxes recoverable from customers, net	31.2	31.6
Unamortized loss on reacquired debt	21.5	22.1
Fuel clause under recoveries	9.3	4.0
PowerSmith capacity payments	6.1	-	--
January 2002 ice storm	1.8	3.6
Miscellaneous	0.9	0.4

Total Regulatory Assets	$103.3	$94.2

Regulatory Liabilities
Accrued removal obligations, net	$122.5	$116.3
Fuel clause over recoveries	6.4	32.4
Estimated refund on FERC fuel	1.0	1.0

Total Regulatory Liabilities	$129.9	$149.7

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

        PowerSmith Cogeneration Project, L.P. (“PowerSmith”) capacity payments relate to customer savings of approximately $1.0 million per month that began in January 2004 to reflect the expiration of the PowerSmith contract in August 2004. These customer savings relate to the period from January to August 2004. This regulatory asset will be recovered from customers from September to December 2004 pursuant to filed tariffs.

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

Income Taxes

        The Company files consolidated income tax returns. Income taxes are allocated to each affiliate based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. Amortization of the federal investment tax credits was approximately $1.3 million for each of the three months ended June 30, 2004 and 2003 and was approximately $2.6 million for each of the six months ended June 30, 2004 and 2003 and are recorded as income tax benefits in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2004, respectively, the Company recorded Oklahoma state tax credits of approximately $0.5 million and $4.2 million which are recorded as income tax benefits in the Condensed Consolidated Statements of Income.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2004		2003		2004		2003
Net income, as reported	$39.0		$32.2		$49.2		$31.9
Add:
Stock-based employee compensation expense included
in reported net income, net of related tax effects	-	--	-	--	-	--	-	--
Deduct:
Stock-based employee compensation expense determined
under fair value based method for all awards, net of
related tax effects	0.3		0.4		0.7		0.7

Pro forma net income	$38.7		$31.8		$48.5		$31.2

Income per average common share
Basic and diluted - as reported	$0.4	4	$0.4	1	$0.5	6	$0.4	0
Basic - pro forma	$0.4	4	$0.4	0	$0.5	5	$0.4	0
Diluted - pro forma	$0.4	4	$0.4	0	$0.5	5	$0.3	9

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

3.     Price Risk Management Assets and Liabilities

Non-Trading Activities

        The Company periodically utilizes derivative contracts to manage the exposure of its assets to unfavorable changes in commodity prices, as well as to reduce exposure to adverse interest rate fluctuations. During the three and six months ended June 30, 2004 and 2003, the Company’s use of non-trading price risk management instruments involved the use of commodity price and interest rate swap agreements. These agreements involve the exchange of fixed price or rate payments in exchange for floating price or rate payments over the life of the instrument without an exchange of the underlying principal amount.

        In accordance with SFAS No. 133, the Company recognizes all of its derivative instruments as Price Risk Management assets or liabilities in the Condensed Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income and recognized into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of a derivative’s change in fair value is recognized currently in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transactions are no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Any amounts recorded in Accumulated Other Comprehensive Income will remain in other comprehensive income until such time the forecasted transaction is deemed probable not to occur. The Company’s interest rate swap agreements have been designated as fair value and cash flow hedges. These fair value hedges qualified for the shortcut method prescribed by SFAS No. 133. Under the shortcut method, the Company assumes that the hedged item’s change in fair value is exactly as much as the derivative’s change in fair value. The Company measures ineffectiveness of these cash flow hedges under the hypothetical derivative method prescribed by SFAS No. 133. Under the hypothetical derivative method, the Company has designated that the critical terms of the hedging instrument are the same as the critical terms of the hypothetical derivative used to value the forecasted transaction, and, as a result, no ineffectiveness is expected. See Notes 4 and 11 for a description of the Company’s interest rate swap agreements.

Trading Activities

        The Company, through its subsidiary, OGE Energy Resources, Inc. (“OERI”), engages in energy trading activities primarily related to the purchase and sale of natural gas. Contracts utilized in these activities generally include forward swap contracts as well as over-the-counter and exchange traded futures and options. Energy trading activities are accounted for in accordance with SFAS No. 133 and EITF 02-3. In accordance with SFAS No. 133, financial instruments that qualify as derivatives are reflected at fair value with the resulting unrealized gains and losses recorded as Price Risk Management assets or liabilities in the Condensed Consolidated Balance Sheets, classified as current or long-term based on their anticipated settlement. Unrealized gains and losses from changes in the market value of open contracts are included in Natural Gas Pipeline Operating Revenues in the Condensed Consolidated Statements of Income. Energy trading contracts resulting in delivery of a commodity that meet the requirements of EITF Issue No. 99-19, “Reporting Revenues Gross as a Principal or Net as an Agent,” are included as sales or purchases in the Condensed Consolidated Statements of Income depending on whether the contract relates to the sale or purchase of the commodity.

4.     Accumulated Other Comprehensive Loss

        The components of total comprehensive income for the three and six months ended June 30, 2004 and 2003, respectively, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2004		2003		2004	2003
Net income	$39.0		$32.2		$49.2	$31.9
Other comprehensive loss, net of tax:
Deferred hedging losses	(0.2)		(0.5)		(0.2)	(0.3)
Reversal of unrealized gains on available-for-sale securities	-	--	-	--	(0.4)	-	--

Total comprehensive income	$38.8		$31.7		$48.6	$31.6

        The components of accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 are as follows:

(In millions)	June 30, 2004		December 31, 2003
Minimum pension liability adjustment, net of tax	$(59.7)		$(59.7)
Deferred hedging gains, net of tax	0.7		0.9
Unrealized gains on available-for-sale securities, net of tax	-	--	0.4

Total accumulated other comprehensive loss	$(59.0)		$(58.4)

        Accumulated other comprehensive loss at both June 30, 2004 and December 31, 2003 included approximately a $59.7 million after tax loss ($97.4 million pre-tax) related to a minimum pension liability adjustment based on a review of the funded status of the Company’s pension plan by the Company’s actuarial consultants as of December 31, 2003. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

        During the second quarter of 2004, the Company entered into three separate interest rate swap agreements, effective April 16, 2004, April 21, 2004 and May 17, 2004, respectively, to hedge approximately $20.0 million, $30.0 million and $20.0 million, respectively, of future interest payments of long-term debt expected to be issued later this year related to the planned redemption of $200.0 million of 8.375 percent trust preferred securities of OGE Energy Capital Trust I, a wholly-owned financing trust of the Company. These interest rate swap agreements mature on October 15, 2014. The objective of these interest rate swaps was to protect against the volatility of interest rates affecting future interest payments. These interest rate swaps qualified as cash flow hedges under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the hypothetical derivative method under SFAS No. 133.

        At June 30, 2004, the fair values for these interest rate swaps was approximately $0.2 million and are classified as Current Assets – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net increase of approximately $0.2 million was reflected in Accumulated Other Comprehensive Income at June 30, 2004 as these cash flow hedges were effective at June 30, 2004.

        During July 2004, the Company entered into an interest rate swap agreement, effective July 16, 2004, to hedge approximately $10.0 million of future interest payments of long-term debt expected to be issued later this year related to the planned redemption of $200.0 million of 8.375 percent trust preferred securities of OGE Energy Capital Trust I. This interest rate swap agreement matures on October 15, 2014. The objective of this interest rate swap was to protect against the volatility of interest rates affecting future interest payments. This interest rate swap qualified as a cash flow hedge under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the hypothetical derivative method under SFAS No. 133.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME DATA

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)		2004		2003	2004	2003

Operating revenues from discontinued operations	$	---	$	---	$0.7	$7.8

Income from discontinued operations before taxes		---		---	0.7	2.2

6.    Asset Disposals

        Enogex sold approximately 29 miles of transmission lines of the Ozark pipeline, in which an Enogex subsidiary owns a 75 percent interest, located in Pittsburg and Latimer counties in Oklahoma for approximately $10.0 million in January 2003. The Company recognized approximately a $5.3 million pre-tax gain and approximately $1.1 million in minority interest expense in the first quarter of 2003 related to the sale of these assets, which is recorded in Other Income and Other Expense, respectively, in the Condensed Consolidated Statements of Income. These assets were part of the Natural Gas Pipeline segment.

        OG&E sold land near its principal executive offices for approximately $0.9 million in the second quarter of 2004. OG&E recognized approximately a $0.3 million pre-tax gain related to the sale of this asset, which is recorded in Other Income in the Condensed Consolidated Statements of Income. This asset was part of the Electric Utility segment.

7.     Impairment of Assets

        During the fourth quarter of 2002, the Company recognized a pre-tax impairment loss of approximately $48.3 million in the Natural Gas Pipeline segment which related to Enogex natural gas processing and compression assets. In the fourth quarter of 2003, as a result of an ongoing initiative to improve asset utilization in the Natural Gas Pipeline segment, the Company concluded that certain idle Enogex natural gas compression assets may no longer be required to meet the Company’s future business needs. As a result, the Company recognized a pre-tax impairment loss of approximately $9.2 million related to these natural gas compression assets. The impairments resulted from plans to dispose of these assets at prices below the carrying amount. The fair value of these assets was determined based on third-party evaluations, prices for similar assets, historical data and projected cash flows. During the three months ended June 30, 2004, the Company sold certain of its compression and processing assets for approximately $1.9 million and recognized approximately a $1.0 million after tax gain related to the sale of these assets. During the six months ended June 30, 2004, the Company sold certain of its compression and processing assets for approximately $4.7 million and recognized approximately a $1.7 million after tax gain related to the sale of these assets. The carrying amount of the remaining assets held for sale was approximately $8.3 million and $11.9 million at June 30, 2004 and December 31, 2003, respectively. The Company continues to actively market these assets and plans to sell or otherwise dispose of these assets by the end of 2004.

        As previously reported, the Company recognized an impairment loss related to certain idle Enogex natural gas compression assets in 2002. The Company has developed a plan relating to the disposition of those assets and during the third quarter of 2004, the Company entered into a joint venture arrangement with a third party and contributed some of its impaired compression assets (with a carrying amount of approximately $4.3 million) to the joint venture. The carrying amount of $4.3 million is part of the $8.3 million carrying amount of the remaining assets held for sale at June 30, 2004 discussed above. The near term objective of the joint venture is to derive value from the assets by renting the natural gas compressors, while the long term objective is to sell such assets or the joint venture. The Company has created a wholly-owned limited liability company to act as the participating entity in the joint venture. This limited liability company is expected to hold a majority ownership in the joint venture, although the actual ownership percentages may fluctuate based on the relative capital contributions of the Company and the third party member. The third party will act as the manager and maintain the daily operations of the joint venture. These assets were part of the Natural Gas Pipeline segment.

        During the second quarter of 2003, the Company recognized a pre-tax impairment loss of $1.0 million in Other Operations related to the Company’s aircraft. The impairment resulted from plans to dispose of the aircraft at a price below the carrying amount. The fair value of the aircraft was determined based on a third-party evaluation. The closing on the sale was completed in August 2003 and the Company recognized approximately a $0.1 million pre-tax loss related to the sale of the aircraft in the third quarter of 2003. The aircraft was part of Other Operations.

8.     Supplemental Cash Flow Information

        The following table discloses information about investing and financing activities that affect recognized assets and liabilities but which do not result in cash receipts or payments.

	Six Months Ended June 30,
(In millions)	2004		2003

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of long-term debt due to interest rate swaps	$(6.0)		$7.2
Issuance of common stock	-	--	5.7

9.     Common Stock

        For the three and six months ended June 30, 2004, respectively, there were 18,100 shares of new common stock and 257,224 shares of new common stock issued pursuant to the Company’s Stock Incentive Plan, which related to exercised stock options.

10.    Earnings Per Share

        Outstanding shares for purposes of basic and diluted earnings per average common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Average Common Shares Outstanding
Basic average common shares outstanding	87.6	79.2	87.6	78.9
Effect of dilutive securities:
Employee stock options and unvested stock grants	0.3	0.1	0.2	0.2
Contingently issuable shares (performance units)	0.3	0.1	0.3	0.1

Diluted average common shares outstanding	88.2	79.4	88.1	79.2

        For the three and six months ended June 30, 2004, approximately 0.7 million shares each related to outstanding employee stock options were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period. For the three and six months ended June 30, 2003, respectively, approximately 1.9 million shares and 2.1 million shares related to outstanding employee stock options were not included in the calculation of diluted earnings per average common share because the effect of including those shares is anti-dilutive as the exercise price of the stock options exceeded the average common stock market price during the respective period.

11.    Long-Term Debt

        At June 30, 2004, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

        OG&E’s 6.500 percent Senior Notes (“Senior Notes”) were repayable on July 15, 2004, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2004. Only holders who submitted requests for repayment between May 15, 2004 and June 15, 2004 were entitled to such repayments. OG&E and the Senior Note Trustee received no such requests for repayment of the Senior Notes.

        OG&E has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions which allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which are redeemable at the option of the holder during the next 12 months, are as follows:

SERIES		DATE DUE	AMOUNT

Variable %		Garfield Industrial Authority, January 1, 2025	$47.0
Variable %		Muskogee Industrial Authority, January 1, 2025	32.4
Variable %		Muskogee Industrial Authority, June 1, 2027	56.0

	Tot	al (redeemable during next 12 months)	$135.4

        All of these Bonds are subject to tender at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased. The repayment option may only be exercised by the holder of a Bond for the principal amount. A third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase. If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds. The Company has sufficient liquidity to meet these obligations.

Early Retirement of Long-Term Debt

        In 1998, Enogex issued a note of approximately $5.7 million payable to an unaffiliated former partial interest owner of the NOARK Pipeline System Limited Partnership, a subsidiary of Enogex Arkansas Pipeline Corporation, which is a wholly-owned subsidiary of Enogex. The note had a maturity date of July 1, 2020 and an interest rate of 7.00 percent. Principal and interest payments of approximately $0.8 million were due annually beginning July 1, 2004. On July 1, 2004, Enogex made the initial $0.8 million payment. On July 14, 2004, Enogex made a payment of approximately $7.8 million to repay the outstanding note balance and satisfy its remaining obligations related to this note. Enogex expects to record a pre-tax gain of approximately $0.1 million in the third quarter of 2004 related to this transaction.

Interest Rate Swap Agreements

Fair Value Hedges

        At June 30, 2004 and December 31, 2003, the Company had three outstanding interest rate swap agreements: (i) OG&E entered into an interest rate swap agreement, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate (“LIBOR”) and (ii) Enogex entered into two separate interest rate swap agreements, effective July 15, 2002 and October 24, 2002, to convert $100.0 million of 8.125 percent fixed rate debt due January 15, 2010, to a variable rate based on the six month LIBOR in arrears. The objective of these interest rate swaps was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. These interest rate swaps qualified as fair value hedges under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

        At June 30, 2004 and December 31, 2003, the fair values pursuant to OG&E’s interest rate swap were approximately $2.7 million and $4.0 million, respectively, and are classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net increase of approximately $2.7 million and $4.0 million was reflected in Long-Term Debt at June 30, 2004 and December 31, 2003, respectively, as this fair value hedge was effective at June 30, 2004 and December 31, 2003.

        At June 30, 2004, the fair values pursuant to Enogex’s interest rate swaps were approximately $1.3 million and are classified as Deferred Credits and Other Liabilities – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net decrease of approximately $1.3 million was reflected in Long-Term Debt at June 30, 2004 as these fair value hedges were effective at June 30, 2004. At December 31, 2003, the fair values pursuant to Enogex’s interest rate swaps were approximately $3.6 million and are classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net increase of approximately $3.6 million was reflected in Long-Term Debt at December 31, 2003 as these fair value hedges were effective at December 31, 2003.

Cash Flow Hedges

        During the second quarter of 2004, the Company entered into three separate interest rate swap agreements, effective April 16, 2004, April 21, 2004 and May 17, 2004, respectively, to hedge approximately $20.0 million, $30.0 million and $20.0 million, respectively, of future interest payments of long-term debt expected to be issued later this year related to the planned redemption of $200.0 million of 8.375 percent trust preferred securities of OGE Energy Capital Trust I. See Note 4 for a further discussion of these interest rate swap agreements.

        During July 2004, the Company entered into an interest rate swap agreement, effective July 16, 2004, to hedge approximately $10.0 million of future interest payments of long-term debt expected to be issued later this year related to the planned redemption of $200.0 million of 8.375 percent trust preferred securities of OGE Energy Capital Trust I. See Note 4 for a further discussion of this interest rate swap agreement.

12.    Short-Term Debt

        The short-term debt balance was approximately $202.5 million at December 31, 2003 primarily due to the planned acquisition of the McClain Plant discussed in Note 16. There was no short-term debt outstanding at June 30, 2004. Due to a delay in the completion of the McClain Plant acquisition, the Company used short-term investments and proceeds received from the sale of natural gas inventory by Enogex during the six months ended June 30, 2004 to reduce the outstanding commercial paper balance.

        The following table shows the Company’s lines of credit in place and available cash at June 30, 2004. Short-term borrowings are expected to consist of a combination of bank borrowings and commercial paper.

Lines of Credit and Available Cash (In millions)
Entity	Amount Available	Amount Outstanding		Maturity
OGE Energy Corp. (A)	$15.0	$-	--	April 6, 2005
OG&E	100.0	-	--	December 9, 2004
OGE Energy Corp. (A)	300.0	-	--	December 9, 2004
	415.0	-	--
Cash	44.7	N	/A	N/A

Total	$459.7	$-	--

(A) The lines of credit at OGE Energy Corp. are used to back up the Company’s commercial paper borrowings. There was no short-term debt outstanding at June 30, 2004. In April 2004, the Company renewed its $15.0 million credit facility, shown in the table above, which matures April 6, 2005. Also, in June 2004, OG&E extended the maturity date of its $100.0 million credit facility, shown in the table above, to December 9, 2004.

        The Company’s and OG&E’s ability to access the commercial paper market could be adversely impacted by a commercial paper ratings downgrade. Their respective lines of credit contain rating grids that require annual fees and borrowing rates to increase if they suffer an adverse ratings impact. The impact of additional downgrades would result in an increase in the cost of short-term borrowings of approximately five to 20 basis points, but would not result in any defaults or accelerations as a result of the rating changes.

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

        A detail of the net periodic benefit cost related to the Company’s pension plan and postretirement benefit plans included in the Condensed Consolidated Financial Statements is as follows:

Net Periodic Benefit Cost

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Service cost	$4.2	$4.0	$8.4	$7.6
Interest cost	7.4	7.5	14.8	14.6
Return on plan assets	(7.9)	(5.5)	(15.8)	(12.1)
Amortization of net loss	3.0	4.1	6.0	6.6
Amortization of unrecognized prior service cost	1.6	1.6	3.2	2.9

Net periodic benefit cost	$8.3	$11.7	$16.6	$19.6

	Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Service cost	$0.7	$0.6	$1.5	$1.5
Interest cost	2.7	2.4	5.5	5.4
Return on plan assets	(1.4)	(1.4)	(2.8)	(2.7)
Amortization of transition obligation	0.7	0.7	1.4	1.4
Amortization of net loss	1.3	0.3	2.5	1.7
Amortization of unrecognized prior service cost	0.5	0.5	1.0	1.0

Net periodic benefit cost	$4.5	$3.1	$9.1	$8.3

Pension Plan Funding

        The Company previously disclosed in its Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $56.0 million to its pension plan in 2004. The Company presently anticipates contributing an additional $13.0 million to its pension plan during 2004, for a total contribution of approximately $69.0 million in 2004. After the benefit liability was remeasured as of January 1, 2004, the Company decided to make the additional contribution to ensure the pension plan maintains an adequate funded status. The Company funded approximately $46.0 million to its pension plan during the second quarter of 2004 and also expects to make contributions in the third quarter of 2004. The expected contributions to the pension plan, anticipated to be in the form of cash, are discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include,

for the first time, coverage for prescription drugs. Due to various uncertainties related to the Company’s response to this legislation in relation to its postretirement medical plan and the appropriate accounting methodology for this event, the Company elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. This deferral election was permitted under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits. FAS 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. For employers who elected to defer financial recognition, FAS 106-2 provides two alternative methods of adoption which include a retroactive application to the date of the Act’s enactment or a prospective application as of the date of adoption. For employers who elected not to defer financial recognition, FAS 106-2 requires these employers to recognize a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20. Adoption of FAS 106-2 is required for financial statements issued for periods beginning after June 15, 2004. The Company will adopt this new standard effective July 1, 2004 with retroactive application to the date of the Act’s enactment. Management expects that the savings to the Company’s postretirement medical plan resulting from the Act will reduce the Company’s costs for its postretirement medical plan by approximately $2.5 million annually.

14.    Report of Business Segments

        The Company’s Electric Utility operations are conducted through OG&E, a regulated utility engaged in the generation, transmission, distribution and sale of electric energy. The Company’s Natural Gas Pipeline operations are conducted through Enogex. Enogex is engaged in the transportation and storage of natural gas, the gathering and processing of natural gas and the marketing of natural gas. For the three and six months ended June 30, 2003, Other Operations primarily includes unallocated corporate expenses, interest expense on the trust preferred securities and interest expense on commercial paper. As a result of the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” on December 31, 2003, and the resulting deconsolidation of the trust preferred securities, Other Operations for the three and six months ended June 30, 2004 primarily includes unallocated corporate expenses, interest expense to unconsolidated affiliate and interest expense on commercial paper. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables are a summary of the results of the Company’s business segments for the three and six months ended June 30, 2004 and 2003.

Three Months Ended June 30, 2004	Electric Utility		Natural Gas Pipeline (A)		Other Operations		Intersegment		Total

(In millions)
Operating revenues	$411.5		$775.5		$-	--	$(31.6)		$1,155.4
Fuel	162.8		-	--	-	--	(12.3)		150.5
Purchased power	80.4		-	--	-	--	-	--	80.4
Gas and electricity purchased for resale	-	--	682.7		-	--	(19.3)		663.4
Natural gas purchases - other	-	--	24.6		-	--	-	--	24.6

Cost of goods sold	243.2		707.3		-	--	(31.6)		918.9
Gross margin on revenues	168.3		68.2		-	--	-	--	236.5

Other operation and maintenance	71.5		25.1		(3.5)		-	--	93.1
Depreciation	30.3		11.4		2.5		-	--	44.2
Taxes other than income	11.8		4.4		0.8		-	--	17.0

Operating income	54.7		27.3		0.2		-	--	82.2

Other income	0.9		1.8		0.2		-	--	2.9
Other expense	(0.7)		-	--	(0.8)		-	--	(1.5)
Interest income	-	--	0.4		0.5		(0.4)		0.5
Interest expense	(9.6)		(10.1)		(4.7)		0.4		(24.0)
Income tax expense (benefit)	14.9		7.9		(1.7)		-	--	21.1

Net income (loss)	$30.4		$11.5		$(2.9)		$-	--	$39.0

(A)     Natural Gas Pipeline’s operations consisted of three related businesses: Transportation and Storage, Gathering and Processing and Marketing. The following table is supplemental Natural Gas Pipeline information.

Three Months Ended June 30, 2004	Transportation and Storage	Gathering and Processing	Marketing	Eliminations		Total
(In millions)
Operating revenues	$86.5	$124.6	$687.9	$(123.5)		$775.5
Operating income (loss)	$17.1	$10.3	$(0.1)	$-	--	$27.3

Three Months Ended June 30, 2003	Electric Utility		Natural Gas Pipeline (A)		Other Operations		Intersegment		Total
(In millions)
Operating revenues	$357.9		$513.2		$-	--	$(18.5)		$852.6
Fuel	125.6		-	--	-	--	(11.1)		114.5
Purchased power	61.3		-	--	-	--	-	--	61.3
Gas and electricity purchased for resale	-	--	439.3		-	--	(7.4)		431.9
Natural gas purchases - other	-	--	14.3		-	--	-	--	14.3

Cost of goods sold	186.9		453.6		-	--	(18.5)		622.0
Gross margin on revenues	171.0		59.6		-	--	-	--	230.6

Other operation and maintenance	74.9		22.4		(4.2)		-	--	93.1
Depreciation	29.1		11.1		2.8		-	--	43.0
Impairment of assets	-	--	-	--	1.0		-	--	1.0
Taxes other than income	11.7		4.5		0.7		-	--	16.9

Operating income (loss)	55.3		21.6		(0.3)		-	--	76.6

Other income	0.4		-	--	0.2		-	--	0.6
Other expense	(0.6)		0.2		(0.2)		-	--	(0.6)
Interest income	-	--	0.4		5.0		(5.3)		0.1
Interest expense	(10.2)		(10.1)		(10.1)		5.3		(25.1)
Income tax expense (benefit)	17.0		4.4		(2.0)		-	--	19.4

Net income (loss)	$27.9		$7.7		$(3.4)		$-	--	$32.2

(A)     Natural Gas Pipeline’s operations consisted of three related businesses: Transportation and Storage, Gathering and Processing and Marketing. The following table is supplemental Natural Gas Pipeline information.

Three Months Ended June 30, 2003	Transportation and Storage	Gathering and Processing	Marketing	Eliminations		Total
(In millions)
Operating revenues	$53.7	$134.1	$431.6	$(106.2)		$513.2
Operating income	$19.2	$1.7	$0.7	$-	--	$21.6

Six Months Ended June 30, 2004	Electric Utility	Natural Gas Pipeline (A)	Other Operations	Intersegment	Total
(In millions)
Operating revenues	$715.8	$1,524.7	$-	--	$(43.4)	$2,197.1
Fuel	270.8	-	--	-	--	(24.1)	246.7
Purchased power	155.6	-	--	-	--	-	--	155.6
Gas and electricity purchased for resale	-	--	1,348.8	-	--	(19.3)	1,329.5
Natural gas purchases - other	-	--	42.0	-	--	-	--	42.0

Cost of goods sold	426.4	1,390.8	-	--	(43.4)	1,773.8
Gross margin on revenues	289.4	133.9	-	--	-	--	423.3

Other operation and maintenance	143.0	48.4	(7.2)	-	--	184.2
Depreciation	62.2	22.9	5.1	-	--	90.2
Taxes other than income	24.5	9.3	1.9	-	--	35.7

Operating income	59.7	53.3	0.2	-	--	113.2

Other income	1.3	3.2	1.2	-	--	5.7
Other expense	(1.2)	(0.3)	(1.5)	-	--	(3.0)
Interest income	0.2	0.5	0.7	(0.5)	0.9
Interest expense	(19.3)	(19.4)	(9.3)	0.5	(47.5)
Income tax expense (benefit)	10.3	13.4	(3.2)	-	--	20.5

Income (loss) from continuing operations	30.4	23.9	(5.5)	-	--	48.8

Income from discontinued operations	-	--	0.4	-	--	-	--	0.4

Net income (loss)	$30.4	$24.3	$(5.5)	$-	--	$49.2

(A)     Natural Gas Pipeline’s operations consisted of three related businesses: Transportation and Storage, Gathering and Processing Marketing. The following table is supplemental Natural Gas Pipeline information.

Six Months Ended June 30, 2004	Transportation and Storage	Gathering and Processing	Marketing	Eliminations		Total
(In millions)
Operating revenues	$170.1	$257.9	$1,355.1	$(258.4)		$1,524.7
Operating income (loss)	$31.6	$22.5	$(0.8)	$-	--	$53.3

Six Months Ended June 30, 2003	Electric Utility	Natural Gas Pipeline (A)	Other Operations	Intersegment	Total
(In millions)
Operating revenues	$690.5	$1,252.8	$-	--	$(40.6)	$1,902.7
Fuel	266.9	-	--	-	--	(21.2)	245.7
Purchased power	134.0	-	--	-	--	-	--	134.0
Gas and electricity purchased for resale	-	--	1,096.2	-	--	(19.4)	1,076.8
Natural gas purchases - other	-	--	33.8	-	--	-	--	33.8

Cost of goods sold	400.9	1,130.0	-	--	(40.6)	1,490.3
Gross margin on revenues	289.6	122.8	-	--	-	--	412.4

Other operation and maintenance	146.8	44.8	(8.2)	-	--	183.4
Depreciation	61.7	22.3	5.6	-	--	89.6
Impairment of assets	-	--	-	--	1.0	-	--	1.0
Taxes other than income	23.7	8.8	1.6	-	--	34.1

Operating income	57.4	46.9	-	--	-	--	104.3

Other income	0.7	5.8	0.2	-	--	6.7
Other expense	(1.4)	(1.5)	(0.7)	-	--	(3.6)
Interest income	-	--	0.6	9.8	(10.1)	0.3
Interest expense	(20.0)	(20.3)	(19.7)	10.1	(49.9)
Income tax expense (benefit)	12.1	13.7	(4.5)	-	--	21.3

Income (loss) from continuing operations	24.6	17.8	(5.9)	-	--	36.5

Income from discontinued operations	-	--	1.3	-	--	-	--	1.3

Income (loss) before cumulative effect of change in accounting principle	24.6	19.1	(5.9)	-	--	37.8
Cumulative effect on prior years of change in accounting principle, net of tax	-	--	(5.9)	-	--	-	--	(5.9)

Net income (loss)	$24.6	$13.2	$(5.9)	$-	--	$31.9

(A)     Natural Gas Pipeline’s operations consisted of three related businesses: Transportation and Storage, Gathering and Processing and Marketing. The following table is supplemental Natural Gas Pipeline information.

Six Months Ended June 30, 2003	Transportation and Storage	Gathering and Processing	Marketing	Eliminations		Total
(In millions)
Operating revenues	$122.7	$275.6	$1,078.2	$(223.7)		$1,252.8
Operating income	$27.9	$8.3	$10.7	$-	--	$46.9

15.    Commitments and Contingencies

        Except as set forth below and in Note 16, the circumstances set forth in Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003 and in Note 15 to the Company’s Condensed Consolidated Financial Statements included in the Company’s Form 10-Q for the quarter ended March 31, 2004, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Natural Gas Storage Facility Agreement with Central Oklahoma Oil and Gas Corp.

        As reported in Note 17 to the Company’s Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003, Enogex, Central Oklahoma Oil and Gas Corp. and Natural Gas Storage Corporation have been involved in legal proceedings relating to a gas storage agreement and associated agreements. The parties participated in the arbitration in May 2004 and the arbitration panel rendered a decision in the Company’s favor for approximately $5.0 million on July 15, 2004. The Company plans to institute proceedings with the District Court of Oklahoma County to have the arbitration award confirmed and entered as a judgment of the Court. For additional information regarding this dispute, see Note 17 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003.

Farmland Industries

        As earlier reported, Farmland Industries, Inc. (“Farmland”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on May 31, 2002. Enogex filed its proof of claim on January 7, 2003 for approximately $5.4 million. In April 2003, Enogex negotiated a settlement and received approximately $1.9 million in May 2003. As a general unsecured creditor of Farmland and pursuant to the terms of the settlement agreement referenced above, Enogex is entitled to an additional payment of approximately $0.8 million.

        Enogex received a letter from Farmland dated May 17, 2004, wherein Farmland sought the refund and return of payments made by Farmland to Enogex during the 90 days preceding Farmland’s bankruptcy filing, totaling approximately $4.7 million. Enogex responded to Farmland’s letter on June 17, 2004, and on July 19, 2004, Farmland filed a dismissal of its preference claim against Enogex. On July 8, 2004, Enogex received a distribution check from Farmland for approximately $0.5 million.  The remainder of the settlement amount (approximately $0.3 million) is expected to be paid in the near future.

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

Recent Regulatory Matters

2002 Settlement Agreement

        On October 11, 2002, OG&E, the OCC Staff, the Oklahoma Attorney General and other interested parties agreed to settle OG&E’s rate case. The administrative law judge subsequently recommended approval of the agreed-upon settlement (“Settlement Agreement”) and on November 22, 2002, the OCC signed a rate order containing the provisions of the Settlement Agreement. The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of OG&E’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by OG&E, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) OG&E to acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) to be integrated into OG&E’s generation system; and (iv) recovery by OG&E, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through OG&E’s rider for sales to other utilities and power marketers (“off-system sales”). Previously, OG&E had a 50/50 sharing mechanism in Oklahoma for any off-system sales. The Settlement Agreement provided that the first $1.8 million in annual net profits from OG&E’s off-system sales will go to OG&E, the next $3.6 million in annual net profits from off-system sales will go to OG&E’s Oklahoma customers, and any net profits of off-system sales in excess of these amounts will be credited in each sales year with 80 percent to OG&E’s Oklahoma customers and the remaining 20 percent to OG&E. If any of the $5.4 million is not recovered at the end of the three years, the OCC will authorize the recovery of any remaining costs.

OCC Order Confirming Savings

        The Settlement Agreement requires that, if OG&E did not acquire the New Generation by December 31, 2003, OG&E must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. As discussed in more detail below, in August 2003 OG&E signed an agreement to purchase a 77 percent interest in the

520 MW NRG McClain Station (the “McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, OG&E entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to OG&E’s customers. OG&E requested that the OCC confirm that the steps it has taken, including the power purchase agreement, were satisfying the customer savings obligation under the Settlement Agreement and that OG&E would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that OG&E was delivering savings to its customers as required under the Settlement Agreement. The order removed any uncertainty over whether OG&E had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding has appealed the OCC’s order to the Oklahoma Supreme Court. OG&E currently believes that the appeal is without merit.

Recent Acquisition of Power Plant

        As part of the 2002 Settlement Agreement with the OCC, OG&E undertook to acquire New Generation of not less than 400 MWs. The acquisition of a 77 percent interest in the McClain Plant on July 9, 2004, as discussed below in more detail, constitutes an acquisition of such New Generation. OG&E expects this New Generation, including the effects of an interim power purchase agreement OG&E had with NRG McClain LLC while OG&E was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. These savings will be derived from: (i) the avoidance of purchase power contracts otherwise needed; (ii) replacing an above market cogeneration contract with PowerSmith when it can be terminated at the end of August 2004 with a more economic contract with PowerSmith; and (iii) fuel savings associated with operating efficiencies of the new plant. These savings, while providing real savings to Oklahoma customers, are not expected to affect OG&E’s profitability because its rates are not expected to be reduced to accomplish these savings. In the event OG&E is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, OG&E will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period, which shall be no later than December 31, 2006.

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

        OG&E completed the acquisition of the McClain Plant on July 9, 2004. The purchase price for the interest in the McClain Plant was approximately $160.0 million. The closing was subject to customary conditions including receipt of certain regulatory approvals. Because NRG McClain LLC had filed for bankruptcy protection, the acquisition was subject to approval by the bankruptcy court. As part of the bankruptcy approval process, NRG McClain LLC’s interest in the plant was subject to an auction process and on October 28, 2003, the bankruptcy court approved the sale of NRG McClain LLC’s interest in the plant to OG&E.

        The final approval OG&E had been waiting for was the approval from the FERC. On July 2, 2004, the FERC authorized OG&E to acquire the McClain Plant. The FERC’s approval was based on an offer of settlement OG&E filed in a proceeding on March 8, 2004. Under the offer of settlement, OG&E proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee OG&E’s activity for a limited period. Two other parties, InterGen Services, Inc. and AES Shady Point, opposed OG&E’s offer of settlement and filed competing settlement offers. In the July 2, 2004 order, the FERC (i) approved OG&E’s offer of settlement subject to conditions; (ii) rejected the competing offers of settlement; and (iii) approved OG&E’s acquisition of the McClain Plant. Requests for rehearing of the FERC’s July 2, 2004 order were due on or before August 2, 2004. One such rehearing request was filed. The outcome of that request for rehearing cannot be determined at this time.

        With the acquisition complete, OG&E will operate the plant in accordance with a joint ownership and operating agreement with the OMPA. Under this agreement, OG&E will operate the facility, and OG&E and the OMPA will be entitled to the net available output of the plant based on their respective ownership percentages. All fixed and variable costs, except fuel and gas transportation costs, will be shared in proportion to the respective ownership interests. Fuel and gas transportation costs will be paid in accordance with each individual owner’s respective transportation contract and consumption. OG&E expects to utilize its portion of the output, 400 MWs, to serve its native load. As a result, OG&E expects to file with the OCC a request to increase its rates to its Oklahoma customers to recover, among other things, its investment in, and the operating expenses of, the McClain Plant no later than 12 months following the acquisition and initial operation of New Generation. The timing of such request is uncertain. As provided in the Settlement Agreement, until OG&E seeks and obtains approval of a request to increase base rates to recover, among other things, the investment in the plant, OG&E will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the acquisition, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. If the OCC were to approve OG&E’s request, all prudently incurred costs accrued through the regulatory asset within the 12-month period would be included in OG&E’s prospective cost of service and would be recovered over a period to be determined by the OCC.

        OG&E funded the McClain Plant acquisition with short-term borrowings from the Company. OG&E expects to issue long-term debt to permanently finance the McClain Plant acquisition. Also, the Company expects to make a capital contribution to OG&E of approximately $153.0 million in August.

FERC Section 311 Rate Case

        In December 2001, Enogex made its filing at the FERC under Section 311 of the Natural Gas Policy Act to establish rates and a default processing fee and to address various other issues for the combined Enogex and Transok L.L.C. pipeline systems. In May 2003, the FERC accepted the stipulation and settlement agreement and entered an order modifying Enogex’s Statement of Operating Conditions (“SOC”). The settlement included a fee to be assessed under certain market conditions to process customer gas gathered behind processing plants so that it meets the heating value standards of natural gas transmission pipelines (“default processing fee”). This default processing fee, which reduces Enogex’s exposure to keep whole processing arrangements, is implemented in the event the natural gas liquids revenue less the associated fuel and shrinkage costs is negative. The settlement also approved a monthly low flow meter charge of $200 (offset in any month by the transportation revenues generated by gas through the meter). Pursuant to Enogex’s SOC, if Enogex’s annual processing gross margin exceeds a specified threshold, Enogex is required to record a default processing fee refund obligation in an amount equal to the lesser of the default processing fees or the amount of the processing margin in excess of the specified threshold.

        During the third and fourth quarters of 2003, the Company established approximately a $4.9 million reserve to cover such refund obligations. During April 2004, the Company refunded its default processing fee refund obligation under the SOC to the applicable customers. There were no default processing fees billed to customers for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, the Company billed default processing fees of approximately $6.6 million and $8.4 million, respectively. Based on the forecasted processing gross margin for 2004, any default processing fees charged to customers will be recorded as deferred revenue until it becomes probable that the 2004 gross margin threshold in the SOC will not be exceeded. The accounting for default processing fees is not expected to impact full-year earnings, but could affect the timing of those earnings. Also, during the three months ended June 30, 2004 and 2003, respectively, the Company recognized revenue of approximately $0.1 million and $0.3 million of low flow meter charges. During the six months ended June 30, 2004 and 2003, respectively, the Company recognized revenue of approximately $0.3 million and $0.5 million of low flow meter charges.

Pending Regulatory Matters

        Currently, OG&E has three significant matters pending at the OCC: (i) a motion by PowerSmith seeking to compel OG&E to continue purchasing power from a qualified cogeneration facility; (ii) a review of the process completed by OG&E in its selection of gas transportation and storage services to meet its system operating needs; and (iii) security investments on OG&E’s system. These matters, as well as several other pending matters, are discussed below.

Contract with PowerSmith

        PowerSmith has filed an application with the OCC seeking to compel OG&E to continue purchasing power from PowerSmith’s qualified cogeneration facility under the Public Utility Regulatory Policy Act of 1978 at a price that would include an avoided capacity charge equal to the lesser of (i) the rate currently specified in the power purchase agreement between OG&E and PowerSmith or (ii) the avoided cost of the McClain Plant. On June 7, 2004, OG&E and PowerSmith signed a 15-year power sales agreement under which OG&E will contract to purchase electric power from PowerSmith. The terms of the agreement are subject to approval by the OCC. A condition to the power sales agreement becoming effective is PowerSmith completing a long-term steam sales agreement with Dayton Tire, which PowerSmith appears to be in the process of doing. A hearing on OG&E and PowerSmith’s request for OCC approval of the contract was initially scheduled to begin on July 8 before an administrative law judge but has been delayed until August 3. The parties have agreed that the August 3 hearing on the contract will dispose of the application filed by PowerSmith that is described above. OG&E’s ability to meet its guarantee of customer savings of at least $75 million over three years is not expected to be materially affected by this new agreement to purchase electric power from PowerSmith.

Gas Transportation and Storage Agreement

        As part of the Settlement Agreement, OG&E also agreed to consider competitive bidding for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. The prescribed bidding process detailed in the Settlement Agreement provided that each generation facility bid separately for the services required. OG&E believes that in order for it to achieve maximum coal generation, which delivers the lowest cost energy to its customers, and ensure reliable electric service, it must have integrated, firm no-notice load following service for both gas transportation and gas storage. This type of service is required to satisfy the daily swings in customer demand placed on OG&E’s system and still permit natural gas units to not impede coal energy production. OG&E also believes that gas storage is an integral part of providing gas supply to OG&E’s generation facilities. Accordingly, OG&E evaluated its competitive bid options in light of these circumstances.  OG&E’s evaluation clearly demonstrates that the Enogex integrated gas system provides superior integrated, firm no-notice load following service to OG&E that is not available from other companies serving the OG&E marketplace. On April 29, 2003, OG&E filed an application with the OCC in which OG&E advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of OG&E’s natural gas-fired generation facilities at an annual cost of approximately $46.8 million. During the three months ended June 30, 2004 and 2003, OG&E paid Enogex approximately $12.3 million and $11.2 million, respectively, for gas transportation and storage services. During the six months ended June 30, 2004 and 2003, OG&E paid Enogex approximately $24.1 million and $21.2 million, respectively, for gas transportation and storage services. Based upon requests for information from intervenors, OG&E has requested from Enogex and Enogex retained a “cost of service” consultant to assist in the preparation of testimony related to this case. On January 30, 2004, the OCC issued a procedural schedule for this case. On March 31, 2004, OG&E filed testimony and exhibits with the OCC, which completes the initial documentation required to be filed in this case. On July 12, 2004, several parties filed responsive testimony reflecting various positions on the issues related to this case. In particular, the testimony of the OCC Staff recommended that OG&E be entitled to recover the $46.8 million requested, which results in no refund, and also recommends OG&E to provide at its next general rate review the results of an open competitive bidding process or a comprehensive market study. If OG&E does not provide such open bidding or market study, the staff recommendation would cap recovery at approximately $40 million at OG&E’s next general rate review. The recommendations in the testimony of the Attorney General’s office and the Oklahoma Industrial Energy Consumers would cap recovery at approximately $35 million and $30 million, respectively, with the difference between what OG&E has been collecting through its fuel adjustment clause and these recommended amounts being refunded to customers. OG&E expects to file rebuttal testimony in August 2004 in this case. Hearings in this case currently are scheduled for September 16, 17 and 20, 2004 and an OCC order in the case is expected by the end of 2004. OG&E believes the amount currently paid to Enogex for integrated, firm no-notice load following transportation and storage services is fair, just and reasonable. If any amounts paid by OG&E are found not to be recoverable, OG&E believes such amount would not be material.

Security Enhancements

        On April 8, 2002, OG&E filed a joint application with the OCC requesting approval for security investments and a rider to recover these costs from the ratepayers. On August 14, 2002, OG&E filed testimony with the OCC outlining proposed expenditures and related actions for security enhancement and a proposed recovery rider. Attempting to make security investments at the proper level, OG&E has developed a set of guidelines intended to minimize long-term or widespread outages, minimize the impact on critical national defense and related customers, maximize the ability to respond to and recover from an attack, minimize the financial impact on OG&E that might be caused by an attack and accomplish these efforts with minimal impact on ratepayers. The OCC Staff retained a security expert to review the report filed by OG&E. All responsive testimony in this case is required to be filed by August 13, 2004 and OG&E may file rebuttal testimony in September 2004 in this case if necessary. Hearings in this case currently are scheduled for November 9-11, 2004 and an OCC order in the case is expected in early 2005.

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

FERC Standards of Conduct

        On November 25, 2003, the FERC issued new rules regulating the relationships between electric and natural gas transmission providers, as defined in the rules, and those entities’ merchant personnel and energy affiliates. The new rules will replace the existing rules governing these relationships. The new rules expand the definition of “affiliate” and further limit communications between transmission providers and those entities’ merchant personnel and energy affiliates, and, as the new rules continue to evolve, could materially increase the operating costs of market participants, including OG&E and Enogex.

        In February 2004, OG&E and Enogex submitted plans and schedules to the FERC which detail the necessary actions to be in compliance with these new rules and expected that their initial costs to comply with the final rules would not exceed $1.6 million in 2004. On April 16, 2004, the FERC issued an order on rehearing in which the FERC largely rejected requests to revise its November 25 final rule. However, the FERC did extend the compliance date until September 1, 2004 and did clarify certain aspects of the rule. Based upon the progress made to date, OG&E and Enogex now anticipate that the initial costs to comply with the final rules will not exceed $1.0 million in 2004.

Market-Based Rate Authority

        On April 14, 2004, the FERC issued (1) interim requirements for FERC jurisdictional electric utilities who have been granted authority to make wholesale sales at market-based rates, and (2) an order initiating a new rulemaking on future market-based rates authorizations. The interim method for analyzing generation market power requires two assessments - whether the utility is a pivotal supplier based on a control area’s annual peak demand and whether the utility exceeds certain market share thresholds on a seasonal basis. If an applicant is determined to have generation market power, the applicant must propose a market power mitigation plan. The new interim assessment methods are applicable to all pending initial market-based rate applications and triennial reviews pending the rulemaking described below. The triennial reviews of OG&E and OERI are currently pending before the FERC. In the rulemaking proceeding, the FERC is seeking comments on the adequacy of the FERC’s current analysis of market-based rate filings, including the adequacy of the new “interim” assessment of generation market power. The Company is reviewing the new requirements to determine what, if any, impact the new requirements will have on the wholesale market-based rate authority of OG&E and OERI. The Company must submit a compliance filing to the FERC by February 7, 2005 which shows the impact of the new requirements on OG&E and OERI.

Department of Energy Blackout Report

        On April 6, 2004, the U.S. Department of Energy issued its final report regarding the August 14, 2003 electric blackout in the eastern United States, which did not have an adverse affect on OG&E’s electric system. The report recommends a number of specific changes to current statutes, rules or practices in order to improve the reliability of the infrastructure used to transmit electric power. The recommendations include the establishment of mandatory reliability standards and financial penalties for noncompliance. On April 14, 2004, the FERC issued a policy statement requiring electric utilities, including OG&E, to submit a report on vegetation management practices and indicating the FERC’s intent to make North American Electric Reliability Council reliability standards mandatory. On June 17, 2004, OG&E filed its report on vegetation management practices with the FERC. Implementation of the blackout report recommendations and the FERC policy statement could increase future transmission costs, but the extent of the increased costs is not known at this time.

Redbud Tariff Filing

        On March 5, 2004, Redbud Energy LP (“Redbud”) filed a rate schedule with the FERC in Docket No. ER04-622-000 under which Redbud proposed to charge OG&E a rate for transmission service Redbud alleges it provides to OG&E over certain facilities that Redbud constructed to connect its generation facility to the OG&E transmission grid. Redbud claims that the facilities cost approximately $19.3 million, and seeks to recover this amount from OG&E over a 60-month period. Also on March 5, 2004, Redbud filed an application with the FERC in Docket No. EG04-38-000 asking the FERC to rule that Redbud can charge OG&E this fee for transmission service and remain an exempt wholesale generator under Section 32 of the Public Utility Holding Company Act of 1935. OG&E opposed Redbud’s filings in the two dockets on the grounds that Redbud is not entitled to impose such a transmission rate, and that the imposition of such a rate is inconsistent with Redbud’s status as an exempt wholesale generator. On May 4, 2004, the FERC issued an order rejecting Redbud’s proposed rate schedule. Redbud has since asked the FERC to rehear and reverse its May 4 order rejecting Redbud’s filing. At this time, OG&E does not know when the FERC will rule on Redbud’s request for rehearing.

State Legislative Initiatives

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

        In the 2004 legislative session, legislation was enacted requiring a study to determine the feasibility of providing investor-owned utilities an incentive to enter into purchase power agreements in Oklahoma by allowing the utilities to earn a return on purchased power. This study is scheduled to begin in the third quarter of 2004 and the study committee is required to file a final report with its findings in January 2005.

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

        In the 2003 legislative session, legislation was enacted requiring a study relating to the restructuring of the electric utility industry at the industrial level to provide customer choice of electricity providers for large customers. This study is currently underway and the APSC is required to file a final report with its findings no later than September 30, 2004 to the General Assembly of Arkansas.

17.    Fair Value of Financial Instruments

        The following information is provided regarding the estimated fair value of the Company’s financial instruments, including derivative contracts related to the Company’s price risk management activities, which have significantly changed since December 31, 2003.

	June 30, 2004		December 31, 2003
(In millions)	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Price Risk Management Assets
Energy Trading Contracts	$91.1	$91.1	$67.2		$67.2
Interest Rate Swaps	2.7	2.7	7.6		7.6
Price Risk Management Liabilities
Energy Trading Contracts	$85.4	$85.4	$51.4		$51.4
Interest Rate Swaps	1.3	1.3	-	--	-	--

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

        The operations of the Natural Gas Pipeline segment are conducted through Enogex Inc. and its subsidiaries (“Enogex”) and consist of three related businesses: (i) the transportation and storage of natural gas, (ii) the gathering and processing of natural gas and (iii) the marketing of natural gas (collectively, “Enogex’s businesses”). Enogex’s focus is to utilize its gathering, processing, transportation and storage capacity to execute physical, financial and service transactions to capture revenues across different commodities, locations or time periods. The vast majority of Enogex’s natural gas gathering, processing, transportation and storage assets are located in the major gas producing basins of Oklahoma. Through a 75 percent interest in the NOARK Pipeline System Limited Partnership, Enogex also owns a controlling interest in and operates the Ozark Gas Transmission System (“Ozark”), a FERC regulated interstate pipeline that extends from southeast Oklahoma through Arkansas to southeast Missouri. Enogex sold its interests in certain gas gathering and processing assets in Texas in the first quarter of 2003, which is reported in the Condensed Consolidated Financial Statements as discontinued operations.

Forward-Looking Statements

        Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the discussion in “Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures; the Company’s ability and the ability of its subsidiaries to obtain financing on favorable terms; prices of electricity, natural gas and natural gas liquids, each on a stand-alone basis and in relation to each other; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative initiatives and regulatory decisions; changes in accounting standards, rules or guidelines; creditworthiness of suppliers, customers, and other contractual parties; and other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2003.

Overview

General

        The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three and six months ended June 30, 2004 as compared to the same period in 2003 and the Company’s consolidated financial position at June 30, 2004. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and the Company’s Form 10-K for the year ended December 31, 2003. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

        In the first quarter of 2003, Enogex sold its interests in certain gas gathering and processing assets that were owned by Enogex through its interest in the NuStar Joint Venture (“NuStar”). As required by accounting principles generally accepted in the United States, these dispositions have been reported as discontinued operations for the three and six months ended June 30, 2004 and 2003 in the Condensed Consolidated Financial Statements.

Operating Results

        The Company reported net income of approximately $39.0 million, or $0.44 per share, as compared to approximately $32.2 million, or $0.41 per share, for the three months ended June 30, 2004 and 2003, respectively. The Company reported net income of approximately $49.2 million, or $0.56 per share, as compared to approximately $31.9 million, or $0.40 per share, for the six months ended June 30, 2004 and 2003, respectively. The increase in net income during the three months ended June 30, 2004 as compared to the same period in 2003 was primarily due to higher gross margin on revenues (“gross margin”) in Enogex’s gathering and processing business and Enogex’s marketing business, lower interest expenses at the holding company and lower income tax expense at OG&E. These increases to net income were partially offset by a lower gross margin in Enogex’s transportation and storage business and higher operating expenses and income tax expense at Enogex. Also affecting earnings per share for the three months ended June 30, 2004 was a higher amount of common stock outstanding from the Company’s equity issuance in August 2003 and the issuance of common stock in 2003 pursuant to the Company’s Automatic Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The increase in net income during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily due to higher gross margins in Enogex’s gathering and processing business and Enogex’s transportation and storage business, lower interest expenses at the holding company and lower operating expenses and income tax expense at OG&E. Also contributing to the increase in net income was a loss recorded during the first quarter of 2003 related to a cumulative effect of a change in accounting principle. These increases to net income were partially offset by a lower gross margin in Enogex’s marketing business and higher operating expenses at Enogex. The Company’s results of operations for the six months ended June 30, 2004 and 2003, respectively, include income of approximately $0.4 million, or $0.01 per share, and $1.3 million, or $0.01 per share, from the discontinued operations discussed above. See “Results of Operations – Enogex – Discontinued Operations” below for a further discussion. Also affecting earnings per share for the six months ended June 30, 2004 was a higher amount of common stock outstanding from the Company’s equity issuance in August 2003 and the issuance of common stock in 2003 pursuant to the Company’s DRIP.

        OG&E reported net income of approximately $30.4 million, or $0.34 per share of the Company’s common stock, as compared to approximately $27.9 million, or $0.35 per share, for the three months ended June 30, 2004 and 2003, respectively. OG&E reported net income of approximately $30.4 million, or $0.35 per share, as compared to approximately $24.6 million, or $0.31 per share, for the six months ended June 30, 2004 and 2003, respectively. The improvement in earnings at OG&E during the three months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to lower operating expenses and income tax expense partially offset by lower gross margins from the timing of fuel recoveries and lower sales to wholesale customers partially offset by warmer than normal weather and growth in OG&E’s service territory. The decrease in earnings per share for the three months ended June 30, 2004 as compared to the same period in 2003 reflects a higher amount of common stock outstanding from the Company’s equity issuance in August 2003 and the issuance of common stock in 2003 pursuant to the Company’s DRIP. The improvement in earnings at OG&E during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to lower operating expenses and income tax expense partially offset by lower gross margins from the timing of fuel recoveries, lower sales to wholesale customers and milder than normal weather partially offset by growth in OG&E’s service territory.

        Enogex’s operations, including discontinued operations, reported net income of approximately $11.5 million, or $0.13 per share of the Company’s common stock, as compared to approximately $7.7 million, or $0.10 per share, for the three months ended June 30, 2004 and 2003, respectively. Enogex’s operations, including discontinued operations, reported net income of approximately $24.3 million, or $0.28 per share, as compared to approximately $13.2 million, or $0.17 per share, for the six months ended June 30, 2004 and 2003, respectively. The improvement in earnings at Enogex during the three months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to higher gross margins in Enogex’s gathering and processing business and Enogex’s marketing business from, among other things, revenue improvements generated from the negotiation of both new contracts and replacement contracts at better terms that resulted in increases in gathering fees and reductions in the purchase price of gas and an overall favorable business environment. These increases were partially offset by a lower gross margin in Enogex’s transportation and storage business and higher operating expenses and income tax expense. The improvement in earnings at Enogex during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to higher gross margins in Enogex’s gathering and processing business and Enogex’s transportation and storage business from, among other things, increased levels of transportation and storage revenues, revenue improvements generated from the negotiation of both new contracts and replacement contracts at better terms that resulted in increases in gathering fees and reductions in the purchase price of gas and an overall favorable business environment. Also contributing to the increase in net income was a loss recorded during the first quarter of 2003 related to a cumulative effect of a change in accounting principle. These increases were partially offset by a lower gross margin in Enogex’s marketing business and higher operating expenses.

        As stated above, Enogex’s interest in NuStar has been reported as discontinued operations for the three and six months ended June 30, 2004 and 2003 in the Condensed Consolidated Financial Statements as these assets have been sold. There were no results of operations from discontinued operations for the three months ended June 30, 2004 and 2003. The Company’s results of operations for the six months ended June 30, 2004 and 2003, respectively, include income of approximately $0.4 million, or $0.01 per share, and $1.3 million, or $0.01 per share, from the discontinued operations discussed above. This decrease was attributable to the sale of NuStar in the first quarter of 2003, partially offset by funds received in the first quarter of 2004 related to an overpayment of natural gas purchases in a prior period. See “Results of Operations – Enogex – Discontinued Operations” below for a further discussion.

        During the three months ended June 30, 2004, Enogex had approximately $2.6 million in net income relating to various non-recurring items. Authorized recovery of previously under recovered fuel provided a positive earnings contribution of approximately $1.6 million and Enogex had a gain on the sale of compression and processing assets of approximately $1.0 million. During the three months ended June 30, 2003, Enogex had approximately $3.2 million in net income from the authorized recovery of previously under recovered fuel.

        During the six months ended June 30, 2004, Enogex had approximately $6.6 million in net income relating to various non-recurring items. Authorized recovery of previously under recovered fuel provided a positive earnings contribution of approximately $2.8 million and the Oklahoma investment tax credit provided a positive earnings contribution of approximately $2.0 million. In addition, Enogex had a gain on the sale of compression and processing assets of approximately $1.7 million and income from discontinued operations contributed approximately $0.4 million. These increases were partially offset by approximately $0.3 million due to other miscellaneous items. During the six months ended June 30, 2003, Enogex had approximately $4.6 million in net income relating to various non-recurring items. The gain on the sale of assets provided a positive earnings contribution of approximately $2.7 million and authorized recovery of previously under recovered fuel provided a positive earnings contribution of approximately $2.3 million. Income from discontinued operations provided a positive earnings contribution of approximately $1.3 million. These increases were partially offset by an income tax adjustment of approximately $1.7 million.

        The results of the holding company reflect a loss of approximately $0.03 per share and $0.07 per share for the three and six months ended June 30, 2004, respectively, as compared to losses of approximately $0.04 per share and $0.08 per share for the three and six months ended June 30, 2003, respectively, primarily due to lower interest expenses.

2002 Settlement Agreement

        On October 11, 2002, OG&E, the OCC Staff, the Oklahoma Attorney General and other interested parties agreed to settle OG&E’s rate case. The administrative law judge subsequently recommended approval of the agreed-upon settlement (the “Settlement Agreement”) and on November 22, 2002, the OCC signed a rate order containing the provisions of the Settlement Agreement. The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of OG&E’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by OG&E, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) OG&E to acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) to be integrated into OG&E’s generation system; and (iv) recovery by OG&E, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through OG&E’s rider for sales to other utilities and power marketers (“off-system sales”). Previously, OG&E had a 50/50 sharing mechanism in Oklahoma for any off-system sales. The Settlement Agreement provided that the first $1.8 million in annual net profits from OG&E’s off-system sales will go to OG&E, the next $3.6 million in annual net profits from off-system sales will go to OG&E’s Oklahoma customers, and any net profits of off-system sales in excess of these amounts will be credited in each sales year with 80 percent to OG&E’s Oklahoma customers and the remaining 20 percent to OG&E. If any of the $5.4 million is not recovered at the end of the three years, the OCC will authorize the recovery of any remaining costs. During the first quarter of 2004, OG&E received approximately $1.8 million in annual net profits from OG&E’s off-system sales in accordance with the Settlement Agreement.

OCC Order Confirming Savings

        The Settlement Agreement requires that, if OG&E did not acquire the New Generation by December 31, 2003, OG&E must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. As discussed in more detail below, in August 2003 OG&E signed an agreement to purchase a 77 percent interest in the 520 MW NRG McClain Station (the “McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, OG&E entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to OG&E’s customers. OG&E requested that the OCC confirm that the steps it has taken, including the power purchase agreement, were satisfying the customer savings obligation under the Settlement Agreement and that OG&E would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that OG&E was delivering savings to its customers as required under the Settlement Agreement. The order removed any uncertainty over whether OG&E had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding has appealed the OCC’s order to the Oklahoma Supreme Court. OG&E currently believes that the appeal is without merit.

Recent Acquisition of Power Plant

        As part of the 2002 Settlement Agreement with the OCC, OG&E undertook to acquire New Generation of not less than 400 MWs. The acquisition of a 77 percent interest in the McClain Plant on July 9, 2004, as discussed below in more detail, constitutes an acquisition of such New Generation. OG&E expects this New Generation, including the effects of an interim power purchase agreement OG&E had with NRG McClain LLC while OG&E was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. These savings will be derived from: (i) the avoidance of purchase power contracts otherwise needed; (ii) replacing an above market cogeneration contract with PowerSmith when it can be terminated at the end of August 2004 with a more economic contract with PowerSmith; and (iii) fuel savings associated with operating efficiencies of the new plant. These savings, while providing real savings to Oklahoma customers, are not expected to affect OG&E’s profitability because its rates are not expected to be reduced to accomplish these savings. In the event OG&E is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, OG&E will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period, which shall be no later than December 31, 2006.

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

        OG&E completed the acquisition of the McClain Plant on July 9, 2004. The purchase price for the interest in the McClain Plant was approximately $160.0 million. The closing was subject to customary conditions including receipt of certain regulatory approvals. Because NRG McClain LLC had filed for bankruptcy protection, the acquisition was subject to approval by the bankruptcy court. As part of the bankruptcy approval process, NRG McClain LLC’s interest in the plant was subject to an auction process and on October 28, 2003, the bankruptcy court approved the sale of NRG McClain LLC’s interest in the plant to OG&E.

        The final approval OG&E had been waiting for was the approval from the FERC. On July 2, 2004, the FERC authorized OG&E to acquire the McClain Plant. The FERC’s approval was based on an offer of settlement OG&E filed in a proceeding on March 8, 2004. Under the offer of settlement, OG&E proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee OG&E’s activity for a limited period. Two other parties, InterGen Services, Inc. and AES Shady Point, opposed OG&E’s offer of settlement and filed competing settlement offers. In the July 2, 2004 order, the FERC (i) approved OG&E’s offer of settlement subject to conditions; (ii) rejected the competing offers of settlement; and (iii) approved OG&E’s acquisition of the McClain Plant. Requests for rehearing of the FERC’s July 2, 2004 order were due on or before August 2, 2004. One such rehearing request was filed. The outcome of that request for rehearing cannot be determined at this time.

        With the acquisition complete, OG&E will operate the plant in accordance with a joint ownership and operating agreement with the OMPA. Under this agreement, OG&E will operate the facility, and OG&E and the OMPA will be entitled to the net available output of the plant based on their respective ownership percentages. All fixed and variable costs, except fuel and gas transportation costs, will be shared in proportion to the respective ownership interests. Fuel and gas transportation costs will be paid in accordance with each individual owner’s respective transportation contract and consumption. OG&E expects to utilize its portion of the output, 400 MWs, to serve its native load. As a result, OG&E expects to file with the OCC a request to increase its rates to its Oklahoma customers to recover, among other things, its investment in, and the operating expenses of, the McClain Plant no later than 12 months following the acquisition and initial operation of New Generation. The timing of such request is uncertain. As provided in the Settlement Agreement, until OG&E seeks and obtains approval of a request to increase base rates to recover, among other things, the investment in the plant, OG&E will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the acquisition, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. If the OCC were to approve OG&E’s request, all prudently incurred costs accrued through the regulatory asset within the 12-month period would be included in OG&E’s prospective cost of service and would be recovered over a period to be determined by the OCC.

        OG&E funded the McClain Plant acquisition with short-term borrowings from the Company. OG&E expects to issue long-term debt to permanently finance the McClain Plant acquisition. Also, the Company expects to make a capital contribution to OG&E of approximately $153.0 million in August.

Outlook

        The Company currently expects that consolidated earnings in 2004 will be between $1.60 and $1.70 per share, which includes the positive impact of non-recurring items during the first six months of 2004, normal weather and no change in OG&E’s electric rates. The 2004 outlook is based on continued improvement in financial performance at OG&E and Enogex, with net income of between $120 million and $124 million at OG&E and net income of between $34 million and $38 million at Enogex. The 2004 outlook also is based on a projected loss for the holding company of approximately $13 million to $14 million, and assumes approximately 88.4 million average diluted shares outstanding for 2004.

        Enogex expects to continue to evaluate the strategic fit and financial performance of each of its assets in an effort to ensure a proper economic allocation of resources. The magnitude and timing of any potential impairment or gain on the disposition of any assets have not been determined.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2004		2003		2004		2003
Operating income	$82.2		$76.6		$113.2		$104.3
Net income	$39.0		$32.2		$49.2		$31.9
Basic average common shares outstanding	87.6		79.2		87.6		78.9
Diluted average common shares outstanding	88.2		79.4		88.1		79.2
Basic and diluted earnings per average common share	$0.4	4	$0.4	1	$0.5	6	$0.4	0
Dividends declared per share	$0.332	5	$0.332	5	$0.665	0	$0.665	0

        In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes. Operating income was approximately $82.2 million and $76.6 million for the three months ended June 30, 2004 and 2003, respectively. Operating income was approximately $113.2 million and $104.3 million for the six months ended June 30, 2004 and 2003, respectively. These amounts exclude the results of NuStar, which as explained above, was sold in the first quarter of 2003 and which is reported as discontinued operations. See “Enogex – Discontinued Operations” below for a further discussion.

Operating Income by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
OG&E (Electric Utility)	$54.7	$55.3	$59.7	$57.4
Enogex (Natural Gas Pipeline) (A)	27.3	21.6	53.3	46.9
Other Operations (B)	0.2	(0.3)	0.2	-	--

Consolidated operating income	$82.2	$76.6	$113.2	$104.3

(A) Excludes discontinued operations.
(B) Other Operations primarily includes unallocated corporate expenses.

         The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2004		2003		2004		2003
Operating revenues	$411.5		$357.9		$715.8		$690.5
Fuel	162.8		125.6		270.8		266.9
Purchased power	80.4		61.3		155.6		134.0

Gross margin on revenues	168.3		171.0		289.4		289.6
Other operating expenses	113.6		115.7		229.7		232.2

Operating income	$54.7		$55.3		$59.7		$57.4

Operating revenues by classification Residential	$151.6		$137.4		$276.6		$265.2
Commercial	106.4		92.8		175.5		170.2
Industrial	88.7		68.7		153.6		138.1
Public authorities	42.2		33.6		71.1		66.3
Sales for resale	13.8		14.7		26.4		28.1
Other	8.6		9.5		12.3		19.8

System sales revenues	411.3		356.7		715.5		687.7
Off-system sales revenues	0.2		1.2		0.3		2.8

Total operating revenues	$411.5		$357.9		$715.8		$690.5

MWH (A) sales by classification (in millions) Residential	1.8		1.7		3.7		3.7
Commercial	1.4		1.4		2.7		2.7
Industrial	1.7		1.7		3.4		3.3
Public authorities	0.7		0.6		1.3		1.2
Sales for resale	0.4		0.4		0.7		0.8

System sales	6.0		5.8		11.8		11.7
Off-system sales	-	--	-	--	-	--	0.1

Total sales	6.0		5.8		11.8		11.8

Number of customers	729,6	61	721,3	04	729,6	61	721,3	04

Average cost of energy per KWH (B) - cents Fuel	3.1	21	2.2	92	2.6	57	2.5	12
Fuel and purchased power	3.7	34	2.9	24	3.3	56	3.1	84

Degree days (C) Heating
Actual	1	77	1	80	1,9	62	2,2	57
Normal	2	36	2	36	2,2	18	2,1	99
Cooling
Actual	6	22	4	75	6	40	4	78
Normal	5	47	5	47	5	55	5	55

(A)	Megawatt-hour
(B)	Kilowatt-hour
(C)	Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degrees days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, than the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period.

Quarter ended June 30, 2004 as compared to quarter ended June 30, 2003

        OG&E’s operating income for the three months ended June 30, 2004 decreased approximately $0.6 million or 1.1 percent as compared to the same period in 2003. The decrease in operating income was primarily attributable to the timing of fuel recoveries and lower sales to wholesale customers partially offset by warmer than normal weather, growth in OG&E’s service territory and lower operating expenses.

        Gross margin, which is operating revenues less cost of goods sold, was approximately $168.3 million for the three months ended June 30, 2004 as compared to approximately $171.0 million during the same period in 2003, a decrease of approximately $2.7 million or 1.6 percent. The gross margin decreased approximately $3.5 million due to the timing of fuel recoveries and decreased approximately $0.9 million due to lower sales to wholesale customers primarily resulting from reduced sales of power under a new wholesale contract with an existing customer. These decreases were partially offset by an increase of approximately $1.0 million due to warmer than normal weather and an increase of approximately $0.8 million due to growth in OG&E’s service territory.

        Cost of goods sold for OG&E consists of fuel used in electric generation and purchased power. Fuel expense was approximately $162.8 million for the three months ended June 30, 2004 as compared to approximately $125.6 million during the same period in 2003, an increase of approximately $37.2 million or 29.6 percent. The increase was due primarily to an increase in the average cost of fuel per kwh due to higher natural gas prices. Purchased power costs were approximately $80.4 million for the three months ended June 30, 2004 as compared to approximately $61.3 million during the same period in 2003, an increase of approximately $19.1 million or 31.2 percent. The increase was due to an increase of 43.3 percent in the volume of energy purchased primarily due to economic purchases.

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E’s customers through automatic fuel adjustment clauses. While the regulatory mechanisms for recovering fuel costs differ in Oklahoma, Arkansas and FERC, in each jurisdiction the costs are passed through to customers and are intended to provide neither an ultimate benefit nor detriment to OG&E. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to Enogex. See Note 16 of Notes to Condensed Consolidated Financial Statements for a discussion of current proceedings at the OCC regarding OG&E’s gas transportation and storage contract with Enogex.

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income were approximately $113.6 million for the three months ended June 30, 2004 as compared to approximately $115.7 million during the same period in 2003, a decrease of approximately $2.1 million or 1.8 percent. Operating and maintenance expense decreased approximately $3.4 million or 4.5 percent for the three months ended June 30, 2004 as compared to the same period in 2003. This decrease was primarily due to a decrease of approximately $2.4 million in salaries and wages expense and a decrease of approximately $2.3 million in pension and benefit expense during the three months ended June 30, 2004 as compared to the same period in 2003 due to more projects on which the costs are capitalized and are not being expensed currently. Also contributing to the decrease were lower property insurance costs of approximately $0.4 million. These decreases in operating and maintenance expense were partially offset by an increase of approximately $1.1 million in outside services and an increase of approximately $0.9 million in materials and supplies expense. Depreciation expense increased approximately $1.2 million or 4.1 percent for the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to a change in the depreciation rates for OG&E’s power plants.

Six months ended June 30, 2004 as compared to six months ended June 30, 2003

        OG&E’s operating income for the six months ended June 30, 2004 increased approximately $2.3 million or 4.0 percent as compared to the same period in 2003. The increase in operating income was primarily attributable to growth in OG&E’s service territory and lower operating expenses partially offset by the timing of fuel recoveries, lower sales to wholesale customers and milder than normal weather.

        Gross margin was approximately $289.4 million for the six months ended June 30, 2004 as compared to approximately $289.6 million during the same period in 2003, a decrease of approximately $0.2 million or 0.1 percent. The gross margin decreased approximately $2.5 million due to the timing of fuel recoveries and decreased approximately $1.5 million due to lower sales to wholesale customers primarily resulting from reduced sales of power under a new wholesale contract with an existing customer. Also contributing to the decreased gross margin was a decrease of approximately $1.1 million due to milder than normal weather. These decreases were partially offset by an increase of approximately $4.8 million due to growth in OG&E’s service territory.

        Fuel expense was approximately $270.8 million for the six months ended June 30, 2004 as compared to approximately $266.9 million during the same period in 2003, an increase of approximately $3.9 million or 1.5 percent. The increase was due primarily to an increase in the average cost of fuel per kwh due to higher natural gas prices. Purchased power costs were approximately $155.6 million for the six months ended June 30, 2004 as compared to approximately $134.0 million during the same period in 2003, an increase of approximately $21.6 million or 16.1 percent. The increase was due to an increase of 28.1 percent in the volume of energy purchased primarily due to economic purchases.

        Other operating expenses were approximately $229.7 million for the six months ended June 30, 2004 as compared to approximately $232.2 million during the same period in 2003, a decrease of approximately $2.5 million or 1.1 percent. Operating and maintenance expense decreased approximately $3.8 million or 2.6 percent for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease was primarily due to a decrease of approximately $3.4 million in salaries and wages expense and a decrease of approximately $2.7 million in pension and benefit expense during the six months ended June 30, 2004 as compared to the same period in 2003 due to more projects on which the costs are capitalized and are not being expensed currently. These decreases in operating and maintenance expense were partially offset by an increase of approximately $1.9 million in bad debt expense and an increase of approximately $0.8 million in outside services. Depreciation expense increased approximately $0.5 million or 0.8 percent for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to a change in the depreciation rates for OG&E’s power plants. Taxes other than income increased approximately $0.8 million or 3.4 percent for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to an increase of approximately $0.5 million in ad valorem taxes and an increase of approximately $0.4 million in payroll taxes.

Enogex – Continuing Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2004		2003		2004		2003
Operating revenues	$775.5		$513.2		$1,524.7		$1,252.8
Gas and electricity purchased for resale	682.7		439.3		1,348.8		1,096.2
Natural gas purchases - other	24.6		14.3		42.0		33.8

Gross margin on revenues	68.2		59.6		133.9		122.8
Other operating expenses	40.9		38.0		80.6		75.9

Operating income	$27.3		$21.6		$53.3		$46.9

New well connects	5	4	6	5	11	7	11	0

Gathered volumes - TBtu/d (A)	0.9	8	1.0	0	1.0	0	0.9	9
Incremental transportation volumes - TBtu/d	0.5	4	0.4	3	0.4	7	0.4	4

Total throughput volumes - TBtu/d	1.5	2	1.4	3	1.4	7	1.4	3

Natural gas processed - Mmcf/d (B)	50	7	43	4	49	0	44	9

Natural gas liquids produced (keep whole) - million gallons	5	0	5	1	10	3	10	0
Natural gas liquids produced (POL and fixed-fee) - million gallons		4		4		8		8

Total natural gas liquids produced - million gallons	5	4	5	5	11	1	10	8

Average sales price per gallon	$0.68	0	$0.55	4	$0.66	9	$0.59	6

(A) Trillion British thermal units per day. (B) Million cubic feet per day.

Quarter ended June 30, 2004 as compared to quarter ended June 30, 2003

        Enogex’s operating income for the three months ended June 30, 2004 increased approximately $5.7 million or 26.4 percent as compared to the same period in 2003. The increase was primarily attributable to higher gross margins in Enogex’s gathering and processing business and Enogex’s marketing business from, among other things, revenue improvements generated from the negotiation of both new contracts and replacement contracts at better terms that resulted in increases in gathering fees and reductions in the purchase price of gas and an overall favorable business environment. These increases were partially offset by a lower gross margin in Enogex’s transportation and storage business and higher operating expenses. Enogex sold its interest in NuStar during the first quarter of 2003; accordingly this is reported as discontinued operations for the three months ended June 30, 2004 and 2003 in the Condensed Consolidated Financial Statements. See “Enogex – Discontinued Operations” below for a further discussion.

        Transportation and storage contributed approximately $33.4 million of Enogex’s gross margin for the three months ended June 30, 2004 as compared to approximately $35.3 million during the same period in 2003, a decrease of approximately $1.9 million or 5.4 percent. Gross margins decreased approximately $3.8 million for the three months ended June 30, 2004 as compared to the same period in 2003 due to the fact that certain contractual revenues that were recorded in transportation and storage in 2003 began being recorded in gathering and processing in 2004. Gross margins also decreased approximately $1.5 million due to reduced fuel recoveries associated with under recovered fuel in prior periods. Partially offsetting these decreases in gross margin was an increase from higher storage revenues of approximately $1.1 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increased storage revenues were mainly due to additional demand fees from the storage contract with OG&E, which was effective May 2003. Gross margin also was positively impacted for the three months ended June 30, 2004 by increased crosshaul revenues of approximately $0.9 million and higher interruptible revenues of approximately $0.8 million reflecting increases in crosshaul margins and volumes and interruptible contract volumes. Gross margin also increased by approximately $0.6 million due to the negotiation of both new contracts and replacement contracts at more favorable purchase and sale terms.

        Gathering and processing contributed approximately $31.4 million of Enogex’s gross margin for the three months ended June 30, 2004 as compared to approximately $21.3 million during the same period in 2003, an increase of approximately $10.1 million or 47.4 percent. Gathering gross margins increased approximately $6.4 million for the three months ended June 30, 2004 as compared to the same period in 2003, of which approximately $4.0 million reflects the change in 2004 discussed above of recording certain contractual revenues in gathering and processing rather than in transportation and storage. Gross margins also increased due to revenue improvements generated from the negotiation of both new contracts and replacement contracts at better terms that resulted in increases in gathering fees and reductions in the purchase price of gas and an overall favorable business environment. Processing gross margins increased approximately $3.7 million for the three months ended June 30, 2004 as compared to the same period in 2003. The increase reflects increased keep whole, percent of liquids and condensate margins due to favorable commodity prices and an expense reallocation due to the fact that field compressor fuel that was recorded in processing in 2003 began being recorded in gathering in 2004. These increases were partially offset by default processing fee revenue recorded during the three months ended June 30, 2003. There was no default processing fee revenue recorded during the three months ended June 30, 2004.

        Marketing contributed approximately $3.4 million of Enogex’s gross margin for the three months ended June 30, 2004 as compared to approximately $3.0 million during the same period in 2003, an increase of approximately $0.4 million or 13.3 percent. The increase was primarily due to a decrease of approximately $1.6 million in demand fees expense for storage services due to establishing new rates for the new storage season which began April 1, partially offset by a decrease of approximately $1.2 million in mark-to-market gains due to lower volumes in storage during the three months ended June 30, 2004 as compared to the same period in 2003.

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income, for Enogex were approximately $40.9 million for the three months ended June 30, 2004 as compared to approximately $38.0 million during the same period in 2003, an increase of approximately $2.9 million or 7.6 percent. Operating and maintenance expenses increased approximately $2.7 million or 12.1 percent for the three months ended June 30, 2004 as compared to the same period in 2003. The increase reflects higher allocations from the holding company of approximately $1.3 million, an increase of approximately $0.9 million in payroll, benefit and pension expenses due to hiring new employees and payment of overtime and salary increases and higher materials and supplies expense for repairs and maintenance of systems of approximately $0.5 million. Depreciation expense increased approximately $0.3 million or 2.7 percent primarily due to a higher level of depreciable plant.

Six months ended June 30, 2004 as compared to six months ended June 30, 2003

        Enogex’s operating income for the six months ended June 30, 2004 increased approximately $6.4 million or 13.6 percent as compared to the same period in 2003. The increase was primarily attributable to higher gross margins in Enogex’s gathering and processing business and Enogex’s transportation and storage business from, among other things, increased levels of transportation and storage revenues, revenue improvements generated from the negotiation of both new contracts and replacement contracts at better terms that resulted in increases in gathering fees and reductions in the purchase price of gas and an overall favorable business environment. These increases were partially offset by a lower gross margin in Enogex’s marketing business and higher operating expenses. Enogex sold its interest in NuStar during the first quarter of 2003; accordingly this is reported as discontinued operations for the six months ended June 30, 2004 and 2003 in the Condensed Consolidated Financial Statements. See “Enogex – Discontinued Operations” below for a further discussion.

        Transportation and storage contributed approximately $63.9 million of Enogex’s gross margin for the six months ended June 30, 2004 as compared to approximately $63.0 million during the same period in 2003, an increase of approximately $0.9 million or 1.4 percent. Gross margins increased approximately $2.7 million due to a decrease in third party imbalance expense and approximately $2.2 million from higher storage revenues for the six months ended June 30, 2004 as compared to the same period in 2003. The increased storage revenues were mainly due to additional demand fees from the storage contract with OG&E, which was effective May 2003. Gross margin increased by approximately $1.2 million due to the negotiation of both new contracts and replacement contracts at more favorable purchase and sale terms. Gross margins increased approximately $0.9 million from higher interruptible revenues due to an increase in interruptible contract volumes. Also contributing to the increase in gross margin were increased transportation revenues of approximately $0.6 million for the six months ended June 30, 2004 from additional demand fees from the transportation contract with OG&E, which was effective May 2003, and an increase of approximately $0.6 million in crosshaul revenues from increased crosshaul margins and volumes. These increases were partially offset by a decrease of approximately $5.8 million due to the fact that certain contractual revenues that were recorded in transportation and storage in 2003 began being recorded in gathering and processing in 2004. Gross margin also was adversely impacted by approximately $1.5 million due to reduced fuel recoveries associated with under recovered fuel in prior periods.

        Gathering and processing contributed approximately $63.9 million of Enogex’s gross margin for the six months ended June 30, 2004 as compared to approximately $43.5 million during the same period in 2003, an increase of approximately $20.4 million or 46.9 percent. Gathering gross margins increased approximately $16.1 million for the six months ended June 30, 2004 as compared to the same period in 2003, of which approximately $7.9 million reflects the change in 2004 discussed above of recording certain contractual revenues in gathering and processing rather than in transportation and storage. Gross margins also increased due to revenue improvements generated from the negotiation of both new contracts and replacement contracts at better terms that resulted in increases in gathering fees and reductions in the purchase price of gas and an overall favorable business environment. Processing gross margins increased approximately $4.3 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increase was primarily due to increased keep whole, percent of liquids and condensate margins due to favorable commodity prices and an expense reallocation due to the fact that field compressor fuel that was recorded in processing in 2003 began being recorded in gathering in 2004. These increases were partially offset by default processing fee revenue recorded during the six months ended June 30, 2003. There was no default processing fee revenue recorded during the six months ended June 30, 2004.

        Marketing contributed approximately $6.1 million of Enogex’s gross margin for the six months ended June 30, 2004 as compared to approximately $16.3 million during the same period in 2003, a decrease of approximately $10.2 million or 62.6 percent. Gross margin included gains from the sale of natural gas in storage of approximately $2.2 million and $10.2 million, respectively, during the six months ended June 30, 2004 and 2003. The decrease in the gains of the sale of natural gas in storage was primarily due to Enogex recording approximately a $9.0 million pre-tax loss as a cumulative effect of a change in accounting principle in the first quarter of 2003 rather than this loss being included as a reduction of the gross margin. The cumulative effect of a change in accounting principle was the result of accounting for certain energy contracts and natural gas in storage at the lower of cost or market rather than on a mark-to-market basis. See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion. Also contributing to the decrease was a decrease of approximately $0.8 million in mark-to-market gains due to lower volumes in storage during the six months ended June 30, 2004 as compared to the same period in 2003, offset by a decrease of approximately $0.8 million in demand fees expense for storage services due to establishing new rates for the new storage season which began April 1.

        Other operating expenses for Enogex were approximately $80.6 million for the six months ended June 30, 2004 as compared to approximately $75.9 million during the same period in 2003, an increase of approximately $4.7 million or 6.2 percent. Operating and maintenance expenses increased approximately $3.6 million or 8.0 percent for the six months ended June 30, 2004 as compared to the same period in 2003. The increase reflects higher allocations from the holding company of approximately $2.2 million, an increase of approximately $1.4 million in payroll, benefit and pension expenses due to hiring new employees and payment of overtime and salary increases, higher materials and supplies expense for repairs and maintenance of systems of approximately $0.8 million and higher outside service costs of approximately $0.3 million. These increases were partially offset by approximately $0.2 million of lower lease payments from the dissolution of a lease in the third quarter of 2003. Depreciation expense increased approximately $0.6 million or 2.7 percent for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to a higher level of depreciable plant. Taxes other than income increased approximately $0.5 million or 5.7 percent for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to an increase of approximately $0.3 million in ad valorem taxes and an increase of approximately $0.2 million in payroll taxes.

Consolidated Other Income and Expense, Interest Expense and Income Tax Expense

        Other income includes, among other things, contract work performed by OG&E, non-operating rental income, gain on the sale of assets, profit on the retirement of fixed assets, minority interest income and miscellaneous non-operating income. Other income was approximately $2.9 million for the three months ended June 30, 2004 as compared to approximately $0.6 million during the same period in 2003, an increase of approximately $2.3 million. The increase was primarily due to gains of approximately $1.6 million on the sale of certain of Enogex’s compression and processing assets and approximately $0.3 million from the sale of land near the Company’s principal executive offices during the three months ended June 30, 2004, as well as an increase of approximately $0.2 million in the assets associated with the deferred compensation plan and retirement restoration plan.

        Other income was approximately $5.7 million for the six months ended June 30, 2004 as compared to approximately $6.7 million during the same period in 2003, a decrease of approximately $1.0 million or 14.9 percent. In the first quarter of 2003, the Company recognized a pre-tax gain of approximately $5.3 million related to the sale of approximately 29 miles of transmission lines of the Ozark pipeline. During the six months ended June 30, 2004, the Company realized gains of approximately $2.8 million on the sale of certain of Enogex’s compression and processing assets, approximately $1.0 million in the assets associated with the deferred compensation plan and retirement restoration plan and approximately $0.3 million from the sale of land near the Company’s principal executive offices.

        Other expense includes, among other things, expenses from loss on the sale of assets, loss on retirement of fixed assets, minority interest expense, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions. Other expense was approximately $1.5 million for the three months ended June 30, 2004 as compared to approximately $0.6 million during the same period in 2003, an increase of approximately $0.9 million primarily due to an increase of approximately $0.6 million in the liability associated with the deferred compensation plan and retirement restoration plan.

        Other expense was approximately $3.0 million for the six months ended June 30, 2004 as compared to approximately $3.6 million during the same period in 2003, a decrease of approximately $0.6 million or 16.7 percent. This difference reflects the recognition, in the first quarter of 2003, of approximately $1.1 million in minority interest expense related to the gain from the sale of approximately 29 miles of transmission lines of the Ozark pipeline that was attributable to the minority interest, that was partially offset by an increase of approximately $0.9 million in the liability associated with the deferred compensation plan and retirement restoration plan.

        Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $23.5 million for the three months ended June 30, 2004 as compared to approximately $25.0 million during the same period in 2003, a decrease of approximately $1.5 million or 6.0 percent. This decrease was primarily due to a decrease of approximately $0.7 million in interest expense due to a lower average commercial paper balance for the three months ended June 30, 2004 as compared to the same period in 2003 and lower interest expense accruals (approximately $0.2 million) during the three months ended June 30, 2004 as compared to the same period in 2003 due to a reduction in long-term debt and lower interest rates.

        Net interest expense was approximately $46.6 million for the six months ended June 30, 2004 as compared to approximately $49.6 million during the same period in 2003, a decrease of approximately $3.0 million or 6.0 percent. This decrease was primarily due to a decrease of approximately $1.4 million in interest expense due to a lower average commercial paper balance for the six months ended June 30, 2004 as compared to the same period in 2003 and lower interest expense accruals (approximately $1.0 million) during the six months ended June 30, 2004 as compared to the same period in 2003 due to a reduction in long-term debt and lower interest rates.

        Income tax expense was approximately $21.1 million for the three months ended June 30, 2004 as compared to approximately $19.4 million during the same period in 2003, an increase of approximately $1.7 million or 8.8 percent.  The increase was primarily due to higher pre-tax income for Enogex and OG&E. This increase was partially offset by a change in the timing of the recognition of book and tax permanent differences in 2004 and the recognition of additional Oklahoma state tax credits of approximately $0.5 million during the three months ended June 30, 2004. Amortization of the federal investment tax credits was approximately $1.3 million for each of the three months ended June 30, 2004 and 2003.

        Income tax expense was approximately $20.5 million for the six months ended June 30, 2004 as compared to approximately $21.3 million during the same period in 2003, a decrease of approximately $0.8 million or 3.8 percent. The decrease was primarily due to the recognition of additional Oklahoma state tax credits of approximately $4.2 million during the six months ended June 30, 2004 and a change in the timing of the recognition of book and tax permanent differences in 2004 partially offset by higher pre-tax income for Enogex and OG&E. Amortization of the federal investment tax credits was approximately $2.6 million for each of the six months ended June 30, 2004 and 2003.

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

        As a result of this sale transaction, Enogex’s interest in NuStar, which was part of the Natural Gas Pipeline segment, has been reported as discontinued operations for the three and six months ended June 30, 2004 and 2003 in the Condensed Consolidated Financial Statements. Results for the discontinued operations are summarized and discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2004		2003		2004		2003
Operating revenues	$-	--	$-	--	$0.7		$7.8
Gas purchased for resale	-	--	-	--	-	--	5.9
Natural gas purchases - other	-	--	-	--	-	--	0.6

Gross margin on revenues	-	--	-	--	0.7		1.3
Other operating expenses	-	--	-	--	-	--	1.4

Operating income (loss)	-	--	-	--	0.7		(0.1)

Other income	-	--	-	--	-	--	2.4
Net interest expense	-	--	-	--	-	--	0.1
Income tax expense	-	--	-	--	0.3		0.9

Net income	$-	--	$-	--	$0.4		$1.3

        Following the sale of NuStar in February 2003, no operations of NuStar are reflected in the Condensed Consolidated Financial Statements except for approximately $0.7 million received during the first quarter of 2004 related to an overpayment of natural gas purchases in a prior period.

Financial Condition

        The balance of Cash and Cash Equivalents was approximately $44.7 million and $245.6 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $200.9 million or 81.8 percent. The decrease was primarily due to an increase in short-term investments at December 31, 2003 in anticipation of the planned acquisition of the McClain Plant. Due to a delay in the completion of the McClain Plant acquisition, the Company used short-term investments and proceeds received from the sale of natural gas inventory at Enogex during the six months ended June 30, 2004 to reduce the outstanding commercial paper balance.

        The balance of Accounts Receivable was approximately $390.2 million and $350.2 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $40.0 million or 11.4 percent. The increase was primarily due to higher natural gas prices and volumes associated with Enogex’s activities in the second quarter of 2004 partially offset by a decrease in OG&E’s billings to its customers reflecting lower fuel costs in June 2004 as compared to December 2003 primarily due to an increase in the credit for previous fuel over recoveries.

        The balance of Accrued Unbilled Revenues was approximately $66.2 million and $38.0 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $28.2 million. The increase reflects higher seasonal electric rates and increased usage due to warmer weather during June 2004 as compared to December 2003.

        The balance of Fuel Inventories was approximately $116.4 million and $163.3 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $46.9 million or 28.7 percent. The decrease was primarily due to inventory sales at Enogex during the six months ended June 30, 2004.

        The balance of current Price Risk Management assets was approximately $73.4 million and $61.3 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $12.1 million or 19.7 percent. The increase was primarily due to an increase in park and loan transactions and natural gas storage withdrawals associated with OGE Energy Resources, Inc.’s (“OERI”) activities during the six months ended June 30, 2004. This increase is offset by an increase in current Price Risk Management liabilities.

        The balance of the Gas Imbalance asset was approximately $37.1 million and $70.0 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $32.9 million or 47.0 percent. The Gas Imbalance asset is comprised of planned or managed imbalances related to Enogex’s marketing business, referred to as park and loan transactions, and pipeline imbalances, which are operational imbalances. Park and loan transactions were approximately $24.1 million and $45.4 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $21.3 million or 46.9 percent. The decrease was due to the expiration of the park and loan transactions during the six months ended June 30, 2004. The Company expects to obtain and sell the majority of this gas during the third and fourth quarters of 2004. Operational imbalances were approximately $13.0 million and $24.6 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $11.6 million or 47.2 percent. The decrease was due to a reduction of volumes partially offset by an increase in natural gas prices.

        The balance of Prepaid Benefit Obligation was approximately $85.7 million and $55.7 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $30.0 million or 53.9 percent. The increase was primarily due to the Company funding its pension plan during the second quarter of 2004 partially offset by pension accruals being credited to the prepaid benefit obligation.

        The balance of Other Current Assets was approximately $4.9 million and $21.5 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $16.6 million or 77.2 percent. The decrease was primarily due to prepaid insurance amortization during the six months ended June 30, 2004 in addition to the deconsolidation of Energy Insurance Bermuda Ltd. Mutual Business Program No. 19 (“MBP 19”), effective January 1, 2004, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”

        The balance of Short-Term Debt was approximately $202.5 million at December 31, 2003 primarily due to the planned acquisition of the McClain Plant. Due to a delay in the completion of the McClain Plant acquisition, the Company used short-term investments and proceeds received from the sale of natural gas inventory by Enogex during the six months ended June 30, 2004 to reduce the outstanding commercial paper balance. There was no short-term debt outstanding at June 30, 2004.

        The balance of Accounts Payable was approximately $343.0 million and $280.2 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $62.8 million or 22.4 percent. The increase was primarily due to higher natural gas prices and volumes associated with Enogex’s activities in the second quarter of 2004.

        The balance of Accrued Taxes was approximately $41.8 million and $18.7 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $23.1 million. The increase was primarily due to the Company’s results of operations for the six months ended June 30, 2004 and the timing of income tax payments in 2004.

        The balance of current Price Risk Management liabilities was approximately $70.2 million and $46.9 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $23.3 million. The increase was primarily due to an increase in park and loan transactions and natural gas storage withdrawals associated with OERI’s activities during the six months ended June 30, 2004. This increase was partially offset by an increase in current Price Risk Management assets.

        The balance of Fuel Clause Under Recoveries was approximately $9.3 million at June 30, 2004. The balance of Fuel Clause Over Recoveries (net of Fuel Clause Under Recoveries) was approximately $28.4 million at December 31, 2003. The increase in fuel clause under recoveries was due to under recoveries from OG&E’s customers as OG&E’s cost of fuel exceeded the amount billed during 2004. The cost of fuel subject to recovery through the fuel clause mechanism was approximately $2.64 per Million British thermal unit (“MMBtu”) in June 2004, and was approximately $1.21 per MMBtu in December 2003. OG&E’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, OG&E under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses allow OG&E to amortize under or over recovery.

        The balance of Other Current Liabilities was approximately $28.4 million and $41.2 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $12.8 million or 31.1 percent. The decrease was primarily due to incentive compensation payments partially offset by incentive compensation accruals during the six months ended June 30, 2004 in addition to the deconsolidation of MBP 19, effective January 1, 2004, in accordance with FASB Interpretation No. 46.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements include any transactions, agreements or other contractual arrangements to which an unconsolidated entity is a party and under which the Company has: (i) any obligation under a guarantee contract having specific characteristics as defined in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets; (iii) any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument but is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s consolidated balance sheet; or (iv) any obligation, including a contingent obligation, arising out of a variable interest as defined in FASB Interpretation No. 46 in an unconsolidated entity that is held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company. Except as set forth below, there have been no significant changes in the Company’s off-balance sheet arrangements reported in the Company’s Form 10-K for the year ended December 31, 2003.

Heat Pump Loans

        OG&E has a heat pump loan program, whereby, qualifying customers may obtain a loan from OG&E to purchase a heat pump. In October 1998, OG&E sold approximately $25.0 million of its heat pump loans in a securitization transaction through OGE Consumer Loan LLC. During the second quarter of 2004, OG&E repurchased the outstanding heat pump loan balance of approximately $0.1 million. No gain or loss was recorded in the second quarter of 2004 related to this transaction.

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

Early Retirement of Long-Term Debt

        In 1998, Enogex issued a note of approximately $5.7 million payable to an unaffiliated former partial interest owner of the NOARK Pipeline System Limited Partnership, a subsidiary of Enogex Arkansas Pipeline Corporation, which is a wholly-owned subsidiary of Enogex. The note had a maturity date of July 1, 2020 and an interest rate of 7.00 percent. Principal and interest payments of approximately $0.8 million were due annually beginning July 1, 2004. On July 1, 2004, Enogex made the initial $0.8 million payment. On July 14, 2004, Enogex made a payment of approximately $7.8 million to repay the outstanding note balance and satisfy its remaining obligations related to this note. Enogex expects to record a pre-tax gain of approximately $0.1 million in the third quarter of 2004 related to this transaction.

Interest Rate Swap Agreements

Fair Value Hedges

        At June 30, 2004 and December 31, 2003, the Company had three outstanding interest rate swap agreements: (i) OG&E entered into an interest rate swap agreement, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate (“LIBOR”) and (ii) Enogex entered into two separate interest rate swap agreements, effective July 15, 2002 and October 24, 2002, to convert $100.0 million of 8.125 percent fixed rate debt due January 15, 2010, to a variable rate based on the six month LIBOR in arrears. The objective of these interest rate swaps was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. These interest rate swaps qualified as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

        At June 30, 2004 and December 31, 2003, the fair values pursuant to OG&E’s interest rate swap were approximately $2.7 million and $4.0 million, respectively, and are classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net increase of approximately $2.7 million and $4.0 million was reflected in Long-Term Debt at June 30, 2004 and December 31, 2003, respectively, as this fair value hedge was effective at June 30, 2004 and December 31, 2003.

        At June 30, 2004, the fair values pursuant to Enogex’s interest rate swaps were approximately $1.3 million and are classified as Deferred Credits and Other Liabilities – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net decrease of approximately $1.3 million was reflected in Long-Term Debt at June 30, 2004 as these fair value hedges were effective at June 30, 2004. At December 31, 2003, the fair values pursuant to Enogex’s interest rate swaps were approximately $3.6 million and are classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net increase of approximately $3.6 million was reflected in Long-Term Debt at December 31, 2003 as these fair value hedges were effective at December 31, 2003.

Cash Flow Hedges

        During the second quarter of 2004, the Company entered into three separate interest rate swap agreements, effective April 16, 2004, April 21, 2004 and May 17, 2004, respectively, to hedge approximately $20.0 million, $30.0 million and $20.0 million, respectively, of future interest payments of long-term debt expected to be issued later this year related to the planned redemption of $200.0 million of 8.375 percent trust preferred securities of OGE Energy Capital Trust I. These interest rate swap agreements mature on October 15, 2014. The objective of these interest rate swaps was to protect against the volatility of interest rates affecting future interest payments. These interest rate swaps qualified as cash flow hedges under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the hypothetical derivative method under SFAS No. 133.

        At June 30, 2004, the fair values for these interest rate swaps was approximately $0.2 million and are classified as Current Assets – Price Risk Management in the Condensed Consolidated Balance Sheets. A corresponding net increase of approximately $0.2 million was reflected in Accumulated Other Comprehensive Income at June 30, 2004 as these cash flow hedges were effective at June 30, 2004.

        During July 2004, the Company entered into an interest rate swap agreement, effective July 16, 2004, to hedge approximately $10.0 million of future interest payments of long-term debt expected to be issued later this year related to the planned redemption of $200.0 million of 8.375 percent trust preferred securities of OGE Energy Capital Trust I. This interest rate swap agreement matures on October 15, 2014. The objective of this interest rate swap was to protect against the volatility of interest rates affecting future interest payments. This interest rate swap qualified as a cash flow hedge under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the hypothetical derivative method under SFAS No. 133.

Future Capital Requirements

Capital Expenditures

        The Company’s current 2004 to 2006 construction program includes the purchase of New Generation as discussed below. In addition to the 110 MW PowerSmith contract expiring in August 2004, for which OG&E recently entered into a replacement contract with PowerSmith (subject to OCC approval), OG&E has approximately 430 MWs of contracts with qualified cogeneration facilities and small power production producers’ (“QF contracts”) that will expire at the end of 2007, unless extended by OG&E. OG&E will continue reviewing all of the supply alternatives to these expiring QF contracts that minimize the total cost of generation to its customers, including exercising its options (if applicable) to extend these QF contracts at pre-determined rates. Accordingly, OG&E will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of current natural gas prices and the increase in natural gas prices, OG&E will also assess the feasibility of constructing additional base load coal-fired units. See Note 16 of Notes to Condensed Consolidated Financial Statements for a description of current proceedings involving a PowerSmith QF contract.

        On August 18, 2003, OG&E signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the McClain Plant. OG&E completed the acquisition of the McClain Plant on July 9, 2004. The purchase price for the interest in the McClain Plant was approximately $160.0 million. See “Overview – Recent Acquisition of Power Plant.” OG&E funded the acquisition with short-term borrowings from the Company. OG&E expects to issue long-term debt to permanently finance the McClain Plant acquisition. Also, the Company expects to make a capital contribution to OG&E of approximately $153.0 million in August. To reliably meet the increased electricity needs of OG&E’s customers during the foreseeable future, OG&E will continue to invest to maintain the integrity of the delivery system. Approximately $10.5 million of the Company’s capital expenditures budgeted for 2004 are to comply with environmental laws and regulations.

Pension and Postretirement Benefit Plans

        The Company previously disclosed in its Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $56.0 million to its pension plan in 2004. The Company presently anticipates contributing an additional $13.0 million to its pension plan during 2004, for a total contribution of approximately $69.0 million in 2004. After the benefit liability was remeasured as of January 1, 2004, the Company decided to make the additional contribution to ensure the pension plan maintains an adequate funded status. The Company funded approximately $46.0 million to its pension plan during the second quarter of 2004 and also expects to make contributions in the third quarter of 2004. The expected contributions to the pension plan, anticipated to be in the form of cash, are discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974.

Security Ratings

        The Company’s credit ratings from Moody’s Investors Service (“Moody’s”) were as follows: OGE Energy Corp.’s senior unsecured debt, Baa1; OG&E’s senior unsecured debt, A2; Enogex’s senior unsecured debt, Baa3; and OGE Energy Corp.’s short-term commercial paper rating, P-2. The outlook for OGE Energy Corp. and OG&E is stable. On June 29, 2004, Moody’s upgraded Enogex’s outlook from negative to stable based on Enogex’s improved ability to tolerate adverse commodity price environments and to avoid future losses in several areas. Moody’s further discussed that Enogex is more financially flexible as a result of reducing interest expense over the past three years, is improving returns from asset rationalization, has lower but more profitable volumes and has more favorable gas processing contract terms.

Future Sources of Financing

        Management expects that internally generated funds, funds received from the 2003 equity offering, proceeds from the sales of common stock pursuant to the Company’s DRIP and long and short-term debt will be adequate over the next three years to meet anticipated capital expenditures, operating needs, payment of dividends and maturities of long-term debt. As discussed below, the Company utilizes short-term debt to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. The Company issued equity in the third quarter of 2003 and issued common stock pursuant to the DRIP during 2003. With the acquisition of the McClain Plant complete, OG&E plans to issue long-term debt to permanently finance the McClain Plant acquisition and the Company plans to issue common stock pursuant to the DRIP during 2004.

Short-Term Debt

        Short-term borrowings generally are used to meet working capital requirements. The short-term debt balance was approximately $202.5 million at December 31, 2003 due to the planned acquisition of the McClain Plant. Due to a delay in the completion of the McClain Plant acquisition, the Company used short-term investments and proceeds received from the sale of natural gas inventory by Enogex during the six months ended June 30, 2004 to reduce the outstanding commercial paper balance. There was no short-term debt outstanding at June 30, 2004. In July 2004, the Company issued short-term debt to fund a portion of the McClain Plant acquisition, which closed July 9 and, as a result, the short-term debt balance was approximately $216.1 million at July 31, 2004.

        The following table shows the Company’s lines of credit in place and available cash at June 30, 2004. Short-term borrowings are expected to consist of a combination of bank borrowings and commercial paper.

Lines of Credit and Available Cash (In millions)
Entity	Amount Available	Amount Outstanding		Maturity
OGE Energy Corp. (A)	$15.0	$-	--	April 6, 2005
OG&E	100.0	-	--	December 9, 2004
OGE Energy Corp. (A)	300.0	-	--	December 9, 2004
	415.0	-	--
Cash	44.7	N	/A	N/A

Total	$459.7	$-	--

(A) The lines of credit at OGE Energy Corp. are used to back up the Company’s commercial paper borrowings. There was no short-term debt outstanding at June 30, 2004. In April 2004, the Company renewed its $15.0 million credit facility, shown in the table above, which matures April 6, 2005. Also, in June 2004, OG&E extended the maturity date of its $100.0 million credit facility, shown in the table above, to December 9, 2004.

        The Company’s and OG&E’s ability to access the commercial paper market could be adversely impacted by a commercial paper ratings downgrade. Their respective lines of credit contain rating grids that require annual fees and borrowing rates to increase if they suffer an adverse ratings impact. The impact of additional downgrades would result in an increase in the cost of short-term borrowings of approximately five to 20 basis points, but would not result in any defaults or accelerations as a result of the rating changes.

        Unlike the Company and Enogex, OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time.

Asset Sales

        Also contributing to the liquidity of the Company have been numerous asset sales by Enogex. Since January 1, 2002, completed sales generated net proceeds of approximately $106.0 million. Sales proceeds generated to date have been used to reduce debt at Enogex and commercial paper at the holding company.

        The Company continues to evaluate opportunities to enhance shareowner returns and achieve long-term financial objectives through acquisitions of assets that may complement its existing portfolio and divestitures of idle or under performing assets. Permanent financing would be required for any such acquisitions.

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

Electric Competition; Regulation

        OG&E and Enogex have been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although it appears unlikely in the near future that changes will occur to retail regulation in the states served by OG&E due to the significant problems faced by California in its electric deregulation efforts and other factors, significant changes are possible, which could significantly change the manner in which OG&E conducts its business. These developments at the federal and state levels are described in more detail in Note 16 of Notes to Condensed Consolidated Financial Statements and in the Company’s Form 10-K for the year ended December 31, 2003. The Company currently has three important matters pending before the OCC. See Note 16 of Notes of Condensed Consolidated Financial Statements for a further discussion.

Commitments and Contingencies

        In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Consolidated Financial Statements. Except as set forth, in Notes 15 and 16 of Notes to Condensed Consolidated Financial

Statements, in Note 17 to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003 and in Note 15 to the Company’s Condensed Consolidated Financial Statements included in the Company’s Form 10-Q for the quarter ended March 31, 2004, management, after consultation with legal counsel, does not anticipate that liabilities arising out of currently pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. This assessment of currently pending or threatened lawsuits is subject to change.

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

        To manage the volatility relating to these exposures, the Company enters into various derivative and other forward transactions pursuant to the Company’s policies on hedging practices. These positions are monitored using techniques such as mark-to-market valuation, value-at-risk and sensitivity analysis.

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

        The trading activities are conducted throughout the year subject to daily and monthly trading stop loss limits of $2.5 million. The daily loss exposure from trading activities is measured primarily using value at risk, subject to a $1.5 million limit, as well as other quantitative risk measurement techniques. These limits are designed to mitigate the possibility of trading activities having a material adverse effect on the Company’s operating income.

        The prices of natural gas, natural gas liquids and natural gas liquids processing spreads are subject to fluctuations resulting from changes in supply and demand. The changes in these prices have a direct effect on the operating income received by the Company as compensation for operating some of its assets. To partially reduce non-trading commodity price risk incurred in the Company’s normal course of business caused by these market fluctuations, the Company may hedge, through the utilization of derivatives and other forward transactions, the effects these market fluctuations have on the operating income received by the Company as compensation for operating these assets. Because the commodities covered by these hedges are substantially the same commodities that the Company buys and sells in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets are deemed necessary.

        Sensitivity analyses have been prepared to estimate the trading and non-trading commodity price exposure to the market risk of the Company’s natural gas and natural gas liquids commodity positions. The Company’s daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries. The value of trading positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted market prices. Because quoted market prices are not available for all of the Company’s non-trading positions, the value of non-trading positions is a summation of the forecasted values calculated for each commodity based upon internally generated forecast prices.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. The results of these analyses, which may differ from actual results, are as follows as of June 30, 2004.

(In millions)	Trading	Non-Trading
Commodity price risk, net	$0.4	$5.5

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

        Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2003 and Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 15 and 16 of Notes to Condensed Consolidated Financial Statements, there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

Natural Gas Storage Facility Agreement with Central Oklahoma Oil and Gas Corp.

        As reported in Note 17 to the Company’s Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003, Enogex, Central Oklahoma Oil and Gas Corp. and Natural Gas Storage Corporation have been involved in legal proceedings relating to a gas storage agreement and associated agreements. The parties participated in the arbitration in May 2004 and the arbitration panel rendered a decision in the Company’s favor for approximately $5.0 million on July 15, 2004. The Company plans to institute proceedings with the District Court of Oklahoma County to have the arbitration award confirmed and entered as a judgment of the Court. For additional information regarding this dispute, see Note 17 of Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2003.

Kaiser-Francis Oil Company

        As previously reported, OG&E had been sued by Kaiser-Francis Oil Company in District Court, Grady County, Oklahoma. Plaintiff alleged that OG&E breached the terms of several gas purchase contracts in amounts set forth in the contracts. In 2001, the district court rendered a verdict against OG&E in the amount of approximately $8.0 million, including pre-judgment interest and attorneys’ fees. OG&E filed an appeal and on May 18, 2004, the Court of Appeals issued an opinion reversing the judgment and remanding for a new trial. The appellate court found that the trial court committed reversible error in rejecting a portion of OG&E’s interpretation of the commercial well provisions of the gas purchase contracts, and in failing to recognize issues of fact for the jury relating to OG&E’s contention regarding the correct initial reserve estimate on one of the natural gas wells, the Thiel No 1-9. In addition, the appellate court made rulings favorable to OG&E relating to the statutory measure of damages, the effect of line pressure adjustment provisions in the contracts, and the admission of certain hearsay evidence. The appellate court made rulings favorable to Kaiser-Francis relating to the effect of royalty payment obligations on the amount of damages, the effect of the amount of reserves owned by Kaiser-Francis in the wells on OG&E’s gas purchase obligation, the propriety of the award of prejudgment interest, and OG&E’s liability for the payment of gross production taxes pertaining to the damages awarded. The appellate court returned an issue relating to the alleged effect of Kaiser-Francis’s failure to make gas available for consideration by the trial court. Finally, the appellate court denied Kaiser-Francis’s request for appeal-related attorney’s fees and costs. The Court of Appeals denied Kaiser-Francis’s motion for rehearing. The parties may file petitions for certiorari, for review by the Oklahoma Supreme Court of those portions of the appellate court’s opinion unfavorable to each. While the Company cannot predict the precise outcome of this case, the Company believes, based on the information known at this time, that this lawsuit will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

        (a)    The Company’s Annual Meeting of Shareowners was held on May 20, 2004.

        (b)    Not applicable.

        (c)    The matters voted upon and the results of the voting at the Annual Meeting were as follows:

(1)	The Shareowners voted to elect the Company’s nominees for election to the Board of Directors as follows:

Luke R. Corbett – 71,802,770 votes for election and 3,934,793 votes withheld

Robert Kelley – 71,362,209 votes for election and 4,375,354 votes withheld

J.D. Williams – 63,450,951 votes for election and 12,286,612 votes withheld

Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits

Exhibit No.	Description
2.01	Amendment No. 8 to Asset Purchase Agreement, dated as of May 15, 2004 by and between OG&E and NRG McClain LLC.
2.02	Amendment No. 9 to Asset Purchase Agreement, dated as of June 2, 2004 by and between OG&E and NRG McClain LLC.
2.03	Amendment No. 10 to Asset Purchase Agreement, dated as of June 17, 2004 by and between OG&E and NRG McClain LLC.
10.01	Consulting Agreement, dated as of June 30, 2004 by and between OGE Energy Corp. and Al Strecker.
10.02	Amendment No. 1 to Credit Agreement, dated as of June 22, 2004 by and between OG&E, Bank One, NA, Wachovia Bank, National Association, Cobank, ACB, Lasalle Bank National Association,

U.S. Bank National Association, Union Bank of California, N.A. and Bank Hapoalim B.M.
10.03	Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority.
10.04	Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority.
10.05	Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority
31.01	Certifications Pursuant to Rule 13a-15(e)/15d-15(e) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on April 30, 2004 to report that the Oklahoma Corporation Commission (“OCC”) issued an order confirming that OG&E was delivering savings to its customers as required under the Settlement Agreement.

        The Company filed a Current Report on Form 8-K on May 3, 2004 to provide additional information related to fees paid to Ernst & Young LLP for the year ended December 31, 2003.

        The Company filed a Current Report on Form 8-K on May 5, 2004 to report its consolidated results of operations and financial condition for the quarter ended March 31, 2004.

        The Company filed a Current Report on Form 8-K on May 24, 2004 to report the status of negotiations between OG&E and PowerSmith relating to finalizing the tentative power sales agreement reached on March 29, 2004.

        The Company filed a Current Report on Form 8-K on June 10, 2004 to report that OG&E and PowerSmith reached a power sales agreement on June 8, 2004. The terms of the agreement are subject to approval by the OCC.

        The Company filed a Current Report on Form 8-K on July 9, 2004 to report that OG&E received regulatory approval from the FERC to purchase a 77 percent interest in the McClain Plant.

        The Company filed a Current Report on Form 8-K on July 13, 2004 to report that OG&E completed its acquisition of the McClain Plant.

        The Company filed a Current Report on Form 8-K on August 4, 2004 to report its consolidated results of operations and financial condition for the quarter ended June 30, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP. (Registrant)
By	/s/ Donald R. Rowlett
Donald R. Rowlett Vice President and Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)

August 3, 2004

Exhibit 2.01

AMENDMENT NO. 8 TO ASSET PURCHASE AGREEMENT

                THIS AMENDMENT NO. 8 TO ASSET PURCHASE AGREEMENT (this “Amendment”), dated as of May 15, 2004, is made by NRG McCLAIN LLC, a Delaware limited liability company (“Seller”), and OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (“Buyer”).

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

ARTICLE I
Amendment to Agreement

        SECTION 1.1 Amendment of Section 12.1. Clauses (b) and (c) of Section 12.1 of the Agreement are hereby amended and restated to read as follows:

        “(b)    Buyer, if the Closing has not occurred on or before June 4, 2004 and the failure to consummate the Asset Purchase on or before such date did not result from the failure by Buyer to fulfill any undertaking or commitment provided for herein that is required to be fulfilled prior to the Closing;

        (c)      Seller, if the Closing has not occurred on or before June 4, 2004 and the failure to consummate the Asset Purchase on or before such date did not result from the failure by Seller to fulfill any undertaking or commitment provided for herein that is required to be fulfilled prior to the Closing;”.

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

2

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

4

OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation
By:	/s/ James R. Hatfield
Name:	James R. Hatfield
Title:	Senior Vice President and Chief
Financial Officer

5

Consented to in accordance with the provisions of
the ORCA as of the date first written above.

WESTLB AG, NEW YORK BRANCH
   As Agent

By:	/s/ Jared Brenner
Name:	Jared Brenner
Title:	Executive Director

By:	/s/ Ben Wagner
Name:	Ben Wagner
Title:	Manager - Global Specialized Finance

6

Exhibit 2.02

AMENDMENT NO. 9 TO ASSET PURCHASE AGREEMENT

            THIS AMENDMENT NO. 9 TO ASSET PURCHASE AGREEMENT (this “Amendment”), dated as of June 2, 2004, is made by NRG McCLAIN LLC, a Delaware limited liability company (“Seller”), and OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (“Buyer”).

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

ARTICLE I
Amendment to Agreement

        SECTION 1.1   Amendment of Section 12.1. Clauses (b) and (c) of Section 12.1 of the Agreement are hereby amended and restated to read as follows:

        “(b)    Buyer, if the Closing has not occurred on or before June 18, 2004 and the failure to consummate the Asset Purchase on or before such date did not result from the failure by Buyer to fulfill any undertaking or commitment provided for herein that is required to be fulfilled prior to the Closing;

        (c)    Seller, if the Closing has not occurred on or before June 18, 2004 and the failure to consummate the Asset Purchase on or before such date did not result from the failure by Seller to fulfill any undertaking or commitment provided for herein that is required to be fulfilled prior to the Closing;”.

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

2

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

[Signature pages follow]

3

NRG McCLAIN LLC, a Delaware limited liability company
By:	/s/ George P. Schaefer
Name:	George P. Schaefer
Title:	Treasurer

4

OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation
By:	/s/ Peter B. Delaney
Name:	Peter B. Delaney
Title:	Executive Vice President and
Chief Operating Officer

5

Consented to in accordance with the provisions of
the ORCA as of the date first written above.

WESTLB AG, NEW YORK BRANCH
   As Agent

By:	/s/ Jared Brenner
Name:	Jared Brenner
Title:	Executive Director

By:	/s/ Claudia Flores
Name:	Claudia Flores
Title:	Associate Director

6

Exhibit 2.03

AMENDMENT NO. 10 TO ASSET PURCHASE AGREEMENT

            THIS AMENDMENT NO. 10 TO ASSET PURCHASE AGREEMENT (this “Amendment”), dated as of June 17, 2004, is made by NRG McCLAIN LLC, a Delaware limited liability company (“Seller”), and OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (“Buyer”).

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

ARTICLE I
Amendment to Agreement

        SECTION 1.1   Amendment of Section 12.1. Clauses (b) and (c) of Section 12.1 of the Agreement are hereby amended and restated to read as follows:

        “(b)    Buyer, if the Closing has not occurred on or before July 9, 2004 and the failure to consummate the Asset Purchase on or before such date did not result from the failure by Buyer to fulfill any undertaking or commitment provided for herein that is required to be fulfilled prior to the Closing;

        (c)    Seller, if the Closing has not occurred on or before July 9, 2004 and the failure to consummate the Asset Purchase on or before such date did not result from the failure by Seller to fulfill any undertaking or commitment provided for herein that is required to be fulfilled prior to the Closing;”.

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

       SECTION 2.2   Effectiveness. This Amendment shall become effective upon the satisfaction, or waiver in writing by Seller and Buyer, of the following conditions:

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

2

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

[Signature pages follow]

3

NRG McCLAIN LLC, a Delaware limited liability company
By:	/s/ John Brewster
Name:	John Brewster
Title:	President

4

OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation
By:	/s/ James R. Hatfield
Name:	James R. Hatfield
Title:	Senior Vice President and Chief
Financial Officer

5

Consented to in accordance with the provisions of
the ORCA as of the date first written above.

WESTLB AG, NEW YORK BRANCH
   As Agent

By:	/s/ Jared Brenner
Name:	Jared Brenner
Title:	Executive Director

By:	/s/ Claudia Flores
Name:	Claudia Flores
Title:	Associate Director

6

Exhibit 10.01

CONSULTING AGREEMENT BETWEEN
OG&E ENERGY CORP. AND AL STRECKER

        1.     Identification and Parties. This Consulting Agreement (“Agreement”) is entered into by and between Al Strecker (“Consultant”) and OGE Energy Corp. (the “Company”) as of June 1, 2004 (the “Effective Date”).

        2.     Recitals. The Company desires to retain Consultant and Consultant desires to be retained upon the terms and conditions set forth in this Agreement.

        3.     Term of Agreement.

                 3.1.    This Consulting Agreement shall commence on the Effective Date.

                 3.2.     This Agreement shall remain in effect for a one (1) year term from June 1, 2004 to May 31, 2005, unless terminated earlier pursuant to Paragraph 6 of this Agreement.

        4.     Services.

                 4.1.     During the term of this Agreement, Consultant shall consult with and advise the Company or its subsidiary, Oklahoma Gas and Electric Company, on specific matters as designated from time to time by the Company’s Chief Executive Officer (“CEO”) or the Company’s Executive Vice President and Chief Operating Officer (“COO”). Consultant shall render such consulting services diligently and in the best interests of the Company and its subsidiaries and affiliates. Consultant shall report and be responsible to the COO or such other person designated in writing to Consultant by the CEO.

                 4.2.     It is the Company’s desire that Consultant also continue to serve during the term of this Agreement as a member of the Board of Directors of the Company’s subsidiary, Enogex Inc. Notwithstanding anything in this Agreement, the Company and Consultant understand that Consultant can be removed at any time from the Board by the shareholders of Enogex Inc.

                 4.3.     Consultant shall not be required to devote any minimum number of hours to consulting services under this Agreement nor shall Consultant be guaranteed any number of hours but, as needed, Consultant will make available his time upon reasonable notice during normal business hours to providing services hereunder.

                 4.4.     Consultant has voluntarily sought to do business with the Company, and Consultant represents that entering into this Agreement does not conflict with, or constitute a breach of, the terms of any existing agreement or obligation to which Consultant is a party or by which Consultant is bound.

        5.     Compensation. In consideration for services provided pursuant to this Agreement, Consultant shall receive from the Company the following fees:

                 5.1.     Consultant shall be paid a lump-sum “Retainer Fee” of Eighteen Thousand Five Hundred and No/100 Dollars ($18,500.00). This Retainer Fee will be paid to Consultant on or before July 31, 2004.

                 5.2.     For consulting services performed at the request of the CEO or COO, or for services performed as a member of the Board of Directors of Enogex Inc., Consultant shall be paid at the rate of Two Hundred Thirty and No/100 Dollars ($230.00) per hour. In addition, Consultant shall be entitled to the reimbursement of the following expenses incurred in the course of performing such services: (i) long-distance telephone charges; (ii) overnight delivery service charges; and (iii) reasonable out-of-pocket travel expenses for travel to locations more than 50 miles from the Company’s headquarters at 321 N. Harvey, Oklahoma City, Oklahoma (collectively, “Permitted Expenses”). Consultant shall submit to the Company monthly invoices which show the total number of hours worked and contain a description of the work performed and Permitted Expenses.

                 5.3.     Except for the Retainer Fee and Permitted Expenses, all monies owed to Consultant for hourly fees for consulting and Board services under this Agreement shall be paid after May 31, 2005, but in no event later than July 31, 2005.

        6.     Early Termination of Agreement. The Agreement and the term thereof shall end prior to May 31, 2005, on the first to occur of the following events:

                 6.1.     The death of Consultant;

                 6.2.     The date as of which the CEO terminates the Agreement because of the inability of Consultant to provide services under this Agreement by reason of Consultant’s total disability, as determined by the Company; or

                 6.3.     The date as of which the CEO terminates the Agreement due to the failure of Consultant to perform his obligations under this Agreement in a manner satisfactory to the Company if such failure has continued for thirty (30) days after written notice specifying such failure has been given by the Company to Consultant; except that, if such failure is due to the misconduct, malfeasance, nonfeasance or breach of any provision of this Agreement by Consultant, the date of termination of the Agreement shall be the date written notice of such failure is given to Consultant.

In the event this Agreement is terminated prior to May 31, 2005, all obligations of the Company under Paragraph 5 shall terminate; provided, however, that any amounts to which Consultant is entitled for services rendered prior to the termination of this Agreement but not yet paid as of the termination of this Agreement shall be paid to Consultant as provided in Paragraph 5 and all Permitted Expenses to which Consultant is entitled to reimbursement through the termination of this Agreement shall be paid as provided in Section 5.

        7.     Non-Compete. Consultant agrees that for the time this Agreement is in effect, he will take on other clients only with the prior written approval of the COO, if such engagement would involve “Competition”. For purposes of this Agreement, “Competition” shall mean engaging in or carrying on, directly or indirectly, any enterprise, whether as an advisor, principal, agent, partner, officer, director, employee, stockholder, associate or consultant to any person, partnership, corporation or any other business entity that is principally engaged in the business of the Company or its affiliates in their market areas; provided, however, that “Competition” will not include the mere ownership of 1% or less of the outstanding securities in any enterprise and exercise of rights appurtenant thereto.

        8.     Confidentiality

                 8.1.     “Confidential Information” for purposes of this Agreement shall be defined as all information, knowledge or data relating to the business of the Company or its affiliates, including, but not limited to trade secrets; marketing strategies; financial information; technological and engineering data; formulas; production plans and methods; manufacturing applications and techniques; research and development activities; preferences and identities of customers, vendors, suppliers and prospective customers; vendors and suppliers and sources of business referrals; current, prospective and ongoing business strategies, plans and techniques; computer and other programs, software, devices, methods, techniques, processes and inventions, including, but not limited to, any enhancements thereto; compilations and other materials developed by or on behalf of the Company or its affiliates (whether in written, graphic, audiovisual, electronic or other media, including computer software), which has been and/or will be subject to reasonable efforts to maintain its confidentiality, is not generally known to the public or by competitors of the Company or its affiliates, and which derives its value from remaining undisclosed. Confidential Information also includes information in the above categories of any third party affiliated, associated or doing business with the Company or its affiliates which has been disclosed to the Company or its affiliates in the course of conduct of the Company’s or affiliates’ business. Confidential Information does not include any information that is in the public domain or otherwise is or becomes publicly available (other than as a result of a wrongful act of Consultant or any agent or employee of the Company or its affiliates).

                 8.2.     Consultant acknowledges that, Consultant has been, and may be in the future, intimately involved with and be privy to Confidential Information which is a valuable asset of the Company and its affiliates and which, if disclosed or used without authorization, would cause irreparable harm to the Company or its affiliates. Consultant acknowledges that the Confidential Information is and will remain the exclusive property of the Company and its affiliates.

                 8.3.     Consultant agrees to hold, at all times during the term of this Agreement and after termination of this Agreement for any reason, all Confidential Information in trust for the benefit of the Company and its affiliates or any third party as described above. Consultant further agrees that he will not, during the term of this Agreement and after termination of this Agreement for any reason, use in any manner, for the benefit of any individual or entity, or divulge or convey to any other individual or entity, any Confidential Information without the Company’s prior written permission, unless required to do so by duties under this Agreement or legal process; provided that, before making such disclosure, Consultant shall advise the Company and will cooperate fully in any legal action the Company may elect to take in order to attempt to prevent such disclosure.

                 8.4.     Upon termination of this Agreement with the Company for any reason, or at any other time the Company demands, Consultant shall deliver promptly to the Company all Company property then in his possession.

                 8.5.     Consultant agrees that the terms of this Paragraph 8 and the obligations hereunder shall survive termination of the Agreement. Consultant agrees to abide by the Company’s policies regarding confidentiality, conduct or ethics.

                 8.6.     In the event of a breach by Consultant of any of the provisions of this Paragraph 8, the Company or its affiliates may, in addition to any other rights and remedies existing in their favor, apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive or other relief in order to enforce or prevent any violations of the provisions hereof.

        9.     General Provisions.

                 9.1.     This Agreement constitutes the entire agreement between the Company and Consultant with respect to the performance of consulting and Board services and supersedes all prior and contemporaneous agreements, representations and understandings, oral or written, regarding such matters between the parties.

                 9.2.     This Agreement shall be governed by and construed in accordance with the laws of the State of Oklahoma, without regard to conflicts of law principles.

                 9.3.     Any dispute, claim or controversy of any kind whatsoever between Consultant and the Company, shall be settled by final and binding arbitration in Oklahoma City, Oklahoma, by the American Arbitration Association (the “AAA”), pursuant to the AAA’s Commercial Arbitration Rules and procedures that are then in effect. The parties to this Agreement and all who claim under them shall be conclusively bound by the determination of any arbitrator, and only have the right to have any decision or award rendered in accordance with this Paragraph entered as a judgment in a court of the State of Oklahoma or any other court of competent jurisdiction. Any claim by a party to this Agreement must be raised within six (6) months of the date of the knowledge by the party of such claim, or within the time provided by law, whichever is earlier.

                 9.4.     The captions and paragraph numbers appearing in this Agreement are inserted for convenience and in no way define, limit, construe or describe the scope or intent of the provisions of this Agreement.

                 9.5.     No waiver of any breach of any term or provision of this Agreement shall be construed to be, nor shall be, a waiver of any other breach of this Agreement. No waiver shall be binding unless in writing and signed by the party waiving the breach.

                 9.6.     This Agreement has been reviewed by the parties and the parties have had an opportunity to have it reviewed by their respective attorneys. The parties have had a sufficient opportunity to consider and negotiate the contents of this Agreement.

                 9.7.     This Agreement may be amended, modified, or supplemented only by a written agreement, executed by both parties to this Agreement.

                 9.8.     The provisions of this Agreement are severable and, in the event that any provision hereof shall be found by any court to be unenforceable, in whole or in part, the remainder of this Agreement shall nonetheless remain enforceable and binding upon the Company and Consultant.

                 9.9.     All notices or other communications provided for in this Agreement shall be in writing and shall be deemed to have been given if delivered by hand or by a nationally recognized overnight delivery service to the parties at the following addresses:

CONSULTANT:	COMPANY:
Al Strecker 2430 Cedar Oak Drive Edmond, Oklahoma 73013	Peter B. Delaney Executive Vice President and Chief Operating Officer OGE Energy Corp. 321 N. Harvey Oklahoma City, OK 73102

Either party wishing to change the address to which notice or other communications under this Agreement shall be sent shall give written notice of such change to the other party.

                 9.10.     The parties hereby acknowledge and agree that (i) in performing his obligations hereunder, Consultant will be acting exclusively as an independent contractor, and (ii) they do not intend, and will not hold out or permit the assertion by any third party, that there exists any partnership, agency, joint venture, common undertaking for a profit or other relationship between the parties other than that of independent contractor.

                 9.11.     This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns, including, without limitation, any person, partnership, corporation or other entity which may acquire all or substantially all of the Company’s assets and business or into or with which the Company may be merged or consolidated, and upon Consultant and his personal or legal representatives, executors, administrators, successor, heirs, distributees or legatees. This Agreement may not be assigned by Consultant in whole or in part without prior written consent of the Company.

                 9.12.     The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes the Company is required to withhold pursuant to any law or government regulation or ruling.

                 9.13.     For purposes of this Agreement, the term “affiliate” means with respect to the Company or any other entity, an entity that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with the Company or such other entity.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of this 30th day of June, 2004.

CONSULTANT:	COMPANY:
By: /s/ Al Strecker Al Strecker	By: /s/ Peter B. Delaney Peter B. Delaney, Exec. VP

Exhibit 10.02

AMENDMENT NO. 1

Dated as of June 22, 2004

to

CREDIT AGREEMENT

Dated as of June 26, 2003

                 THIS AMENDMENT NO. 1 (“Amendment”) is made as of June 22, 2004 by and among Oklahoma Gas and Electric Company (the “Borrower”), the financial institutions listed on the signature pages hereof (the “Lenders”) and Bank One, NA (Main Office Chicago), as Administrative Agent (the “Agent”), under that certain Credit Agreement dated as of June 26, 2003 by and among the Borrower, the Lenders and the Agent (the “Credit Agreement”). Capitalized terms used herein and not otherwise defined herein shall have the respective meanings given to them in the Credit Agreement.

                 WHEREAS, the Borrower has requested that the Facility Termination Date be extended to December 9, 2004 and certain other amendments be made to the Credit Agreement as described herein;

                 WHEREAS, the Borrower, the Lenders party hereto and the Agent have agreed to so amend the Credit Agreement on the terms and conditions set forth herein;

                 NOW, THEREFORE, in consideration of the premises set forth above, the terms and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrowers, the Lenders party hereto and the Agent have agreed to the following amendments to the Credit Agreement.

                 1.     Amendments to Credit Agreement. Effective as of June 22, 2004 (the “Effective Date”) but subject to the satisfaction of the conditions precedent set forth in Section 2 below,

                 (a)     The definition of “Facility Termination Date” appearing in Article I of the Credit Agreement is amended to delete the reference to “June 24, 2004” appearing therein and insert “December 9, 2004” in lieu thereof:

                 (b)     The definition of “SEC Reports” appearing in Article I of the Credit Agreement is amended and restated in its entirety to read as follows:

““SEC Reports” means (i) the Annual Report on Form 10-K of the Borrower for the fiscal year ended December 31, 2003, (ii) the Quarterly Report on Form 10-Q of the Borrower for the fiscal quarter ended March 31, 2004, and (iii) the Current Report on Form 8-K of the Borrower dated May 24, 2004.”

                 (c)     Sections 5.4 and 5.5 of the Credit Agreement are amended to delete the reference to “December 31, 2002" appearing therein and insert “December 31, 2003” in lieu thereof.

                 2.     Conditions of Effectiveness. The effectiveness of this Amendment is subject to the conditions precedent that the Agent shall have received (i) counterparts of this Amendment duly executed by the Borrower, each of the Lenders and the Agent, (ii) for the ratable account of each Lender, an amendment fee equal to 0.025% of such Lender’s Commitment, (iii) copies of resolutions or actions of any other body authorizing the execution of this Amendment by the Borrower, (iv) favorable written opinions of counsels to the Borrower, in form and substance reasonably acceptable to the Agent and its counsel, (v) such other instruments and documents as are reasonably requested by the Agent and (vi) payment and/or reimbursement of all of the fees and expenses (including attorneys’ fees and expenses) due or payable to the Agent in connection with this Amendment.

                 3.     Representations and Warranties of the Borrower. The Borrower hereby represents and warrants as follows:

                 (a)     This Amendment and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of the Borrower and are enforceable against the Borrower in accordance with their terms.

                 (b)     As of the date hereof and giving effect to the terms of this Amendment, (i) there exists no Default or Unmatured Default and (ii) the representations and warranties contained in Article V of the Credit Agreement, as amended hereby, are true and correct in all material respects, except for representations and warranties made with reference solely to an earlier date.

                 4.     Reference to and Effect on the Credit Agreement.

                 (a)     Upon the effectiveness hereof, each reference to the Credit Agreement in the Credit Agreement or any other Loan Document shall mean and be a reference to the Credit Agreement as amended hereby.

                 (b)     Except as specifically amended above, the Credit Agreement and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

                 (c)     The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or the Lenders, nor constitute a waiver of any provision of the Credit Agreement or any other documents, instruments and agreements executed and/or delivered in connection therewith.

                 5.     Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws of the State of Illinois, but giving effect to federal laws applicable to national banks.

2

                 6.     Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

                 7.     Counterparts. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

[Signature Pages Follow]

3

        IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first above written.

OKLAHOMA GAS AND ELECTRIC COMPANY, as the Borrower
By: /s/ Deborah S. Fleming
Name: Deborah S. Fleming Title: Treasurer
BANK ONE, NA (MAIN OFFICE CHICAGO), as a Lender and as Agent
By: /s/ Jane Bek Keil
Name: Jane Bek Keil Title: Director
WACHOVIA BANK, NATIONAL ASSOCIATION, as a Lender and as Syndication Agent
By: /s/ Lawrence P. Sullivan
Name: Lawrence P. Sullivan Title: Director
COBANK, ACB, as a Lender and as Co-Documentation Agent
By: /s/ Raymond Haley
Name: Raymond Haley Title: Vice President
LASALLE BANK NATIONAL ASSOCIATION, as a Lender and as Co-Documentation Agent
By: /s/ Meghan C. Payne
Name: Meghan C. Payne Title: First Vice President

4

U.S. BANK NATIONAL ASSOCIATION, as a Lender
By: /s/ David F. Higbee
Name: David F. Higbee Title: Vice President
UNION BANK OF CALIFORNIA, N.A., as a Lender
By: /s/ Susan K. Johnson
Name: Susan K. Johnson Title: Vice President
BANK HAPOALIM B.M., as a Lender
By: /s/ James P. Surless
Name: James P. Surless Title: Vice President
By: /s/ Laura Anne Raffa
Name: Laura Anne Raffa Title: Executive Vice President & Corporate Manager

5

Exhibit 10.03

AMENDED AND RESTATED

FACILITY OPERATING AGREEMENT

for the

MCCLAIN GENERATING FACILITY

by and between

OKLAHOMA MUNICIPAL POWER AUTHORITY

and

OKLAHOMA GAS AND ELECTRIC COMPANY

dated as of July 9, 2004

Exhibit A Schedules of Duties and Responsibilities
Exhibit B Direct Costs and Direct Assessments

i

FACILITY OPERATING AGREEMENT

            This AMENDED AND RESTATED FACILITY OPERATING AGREEMENT, dated and effective as of July 9, 2004 (this “Agreement”), is by and between the OKLAHOMA MUNICIPAL POWER AUTHORITY, a governmental agency and body politic and corporate of the State of Oklahoma (“OMPA”), and OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (“OG&E”).

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

ARTICLE V

MISCELLANEOUS

            5.01    Entire Agreement. This Agreement, the O&O Agreement, the Schedule and Exchange Agreement, the Transmission Services Agreement, the Fuel Agreement, the Market Dispatch Agreement and the Service Agreement For Power Sales Between OMPA and OG&E contain the entire understanding of the parties with respect to the subject matter hereof and thereof and supersede all prior agreements and commitments with respect thereto, including that certain Memorandum of Understanding regarding the O&O Agreement between OG&E and OMPA dated September 15, 2003. There are no oral understandings, terms or conditions and neither party has relied upon any representation, expressed or implied, not contained in this Agreement or the agreements expressly referenced herein. This Agreement may be signed in counterparts.

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
P-Card Overhead allocated based on a percentage of the Direct Costs related to P-Card purchases;
Computer Equipment Activity allocated based on number of units at location;
Information System Activity Allocation allocated based on actual number of SAP seats per location;
Power Supply Division costs allocated by Nameplate capacity or other agreed to allocation method; and
Assessments for work performed which are for the direct benefit of the Facility provided such costs can be documented as a Power Plant expense.

5.	OMPA will not pay the following types of Assessments: A&G Distrigas, Headcount, Utility Company, or Information Systems or items of a similar nature.

6.	Station Power will be billed at OG&E system average fuel cost for the respective month. The tariff rate will no longer apply to station power.

B-1

7.	In the event a market develops for ancillary services, the parties will mutually negotiate an arrangement that will meet the then applicable tax requirements and tariff requirements while insuring both parties will receive the Ownership Ratio of any revenues derived from such services.

Direct Costs

GL Account Description	GL Account Number
Materials & Supplies Returns (Cr)	601000
Materials & Supplies - Sales Issues	601001
Materials & Supplies - Stock	601002
Materials & Supplies Non Stock	601100
Tools - Unassigned Stock Numbers	601200
Inventory Shrinkage	603100
Office Equip and Other Office Expense	605000
Communications Expense	607000
Utilities	608000
Salaries & Wages - Regular	620000
Salaries & Wages - Overtime	621000
Per diem	622000
Salaries & Wages - Medical/Sickness	629200
Salaries & Wages - Holiday/Vacation	629300
Salaries - Incentive Pay	629500
Temporary Help	631000
Contract Labor	633000
Employee Expenses - Meals	640000
Employee Expenses - Education/Training	640010
Employee Expenses - Other	640020
Employee Expenses - Personal Auto	640030
Employee Expenses-Communication Devi	640040
Trucking Outside	650000
Transportation Maintenance	650100
Transportation Fuel	650110
Fleet Registration Fees	650120
Computer Rentals	670001
Equipment Rentals	670002
Transportation Rentals	670003
Rents - Other	670004
Environmental Expense	676000
Health & Safety Expense	677000
Professional Dues and Subscriptions	680000
Postage	680009
Printing	680010
Miscellaneous Fees and Permits	680015
Professional Services - Legal	682000
Professional Services - Other	682010
Property Insurance	683000
Public Injuries & Damages	684000
Workers Comp Accrual	684010
Empl Pen & Ben-Pension Plan	685000

B-2

Empl Pen and Ben -Training	685003
Empl Pen and Ben - Other	685010
Empl Pen & Ben - Group Life Insurance	685016
Empl Pen & Ben - Group Medical	685017
Empl Pen & Ben- Group Dental	685019
Empl Pen & Ben- Long Term Disability	685020
Empl Pen & Ben- Retirement Savings Plan	685024
Empl Pen & Ben- Retire Saving Restoration Plan	685025
Empl Pen & Ben- Postretirement Life Insurance	685031
Empl Pen And Ben-Physicals, Eyeglass	685033
Misc Gen Exp - Corporate	689000
Misc Gen Exp - Corp Association Dues &	689001
Misc Gen Exp - Conventions/Meetings	689006
Misc Gen Exp - Other	689007
Misc Gen Exp - Power Plants Tours	689011
Taxes - Other - FICA	705020
Taxes - Other - FUTA	705030
Taxes - Other - SUTA	705040
Overhead @5% of Direct Cost

Direct Assessment

        Applicable for work performed on behalf of the Facility only

GL Account Description	GL Account Number
Station Power	Separate Calculation
Outside Services including LTSA	632000
Purchasing OH Applied to Cost Center	780003
P-Card OH Applied to Cost Centers	780004
Labor OH Applied	800000
Purchasing	800003
P-Card	800004
Fully Loaded Labor Activity	800100
Fully Loaded OT Labor Activity	800110
Per Diem	800200
Contr Labor Activity	800310
Contr Equip Activity	800320
Contr Pdiem Activity	800330
Contract Labor/Temporary Labor Activity	800500
Computer Equipment at Plant	800850
Computer Equipment Activity	800851
Info System	800871
Internal Personnel Costs (Production Dept. only)	810010
Assessment Other (Production Dept. only)	810020
External Services (Production Dept. only)	810030
Materials & Supplies (Production Dept. only)	810040
Transportation Activity	865010

B-3

Exhibit 10.04

AMENDED AND RESTATED

OWNERSHIP AND OPERATION AGREEMENT

for the

MCCLAIN GENERATING FACILITY

by and between

OKLAHOMA MUNICIPAL POWER AUTHORITY

and

OKLAHOMA GAS AND ELECTRIC COMPANY

dated as of July 9, 2004

-i-

9.05	Attorneys' Fees and Litigation Express	21
9.06	Notices	21
9.07	Waivers	23
9.08	No Reliance	23
9.09	Assumption of Risk	23
9.10	Waiver of Defenses	23
9.11	No Third-Party Beneficiaries	23
9.12	Severability	23
9.13	Independent Counsel	24
9.14	Further Assurances	24
9.15	No Partnership	24
9.16	Ancillary Services	24
9.17	Access	24
9.18	Adjustment	25
9.19	Entire Agreement	25

EXHIBITS AND SCHEDULES

Exhibit A	Amended and Restated Facility Operating Agreement
Exhibit B	Operating Procedures
Schedule 6.03	Insurance Coverages

ii

OWNERSHIP AND OPERATION AGREEMENT

        This OWNERSHIP AND OPERATION AGREEMENT, dated as of July 9, 2004 (this “Agreement”), is made and entered into by and between OKLAHOMA MUNICIPAL POWER AUTHORITY, a governmental agency and body politic and corporate of the State of Oklahoma (“OMPA”), and OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (“OG&E”).

Recitals

            A.    OMPA and NRG McClain, LLC, a Delaware limited liability company (“NRG McClain”), are joint owners as tenants in common of a natural gas-fired combined cycle electric generating facility nominally rated at 520 MW located in McClain County, Oklahoma (the “Power Plant”), and are parties to the Ownership and Operation Agreement, dated as of March 1, 2001, setting forth certain agreements with respect to the ownership and operation of the Power Plant (the “Original Agreement”).

            B.    Pursuant to the Asset Purchase Agreement dated as of August 18, 2003 by and between OG&E and NRG McClain, OG&E has agreed to purchase all of NRG McClain’s right, title and interest in the Power Plant (the “Power Plant Asset Purchase Agreement”) and will become the owner of NRG McClain’s right, title and interest in the Power Plant upon closing of the transactions contemplated by and in accordance with the Power Plant Asset Purchase Agreement (the “Power Plant Closing”).

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

ARTICLE I

DEFINITIONS

            1.01   Definitions. As used in this Agreement, the following terms shall have the meanings specified in this Section 1.01:

            “AAA” has the meaning given to it in Section 9.02(c)(1).

            “Affiliate” means any Person that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the Person specified. For purposes of this definition, control of a Person means the power, direct or indirect, to direct or cause the direction of the management and policies of such Person whether by contract or otherwise, and ownership by a Person of twenty five percent (25%) or more of the voting securities or other voting equity interests of another Person shall create a rebuttable presumption that such Person controls such other Person.

            “Agreement” has the meaning given to it in the introductory paragraph hereto.

            “Ancillary Services” means those services made available by virtue of the Power Plant other than the sale of Capacity, Energy, fuel and capital assets. Such services may include, but shall not be limited to, load following, reserves, storage of fuel and supply or absorption of reactive power.

            “Applicable Law” means all laws, statutes, rules, regulations, ordinances and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental Authority.

            “Buy-Sell Notice” has the meaning given to it in Section 3.03(i).

            “Buy-Sell Procedure” has the meaning given to it in Section 3.03(i).

            “Capacity” means the rated continuous ability of the Power Plant to generate Energy and Ancillary Services expressed in megawatts (MW).

            “Capital Additions” means additions, improvements and betterments to the Power Plant.

            “Claims” means all claims, demands, losses, liabilities and expenses, including reasonable attorney’s fees.

            “Claiming Party” has the meaning given to that term in Section 9.03(a).

            “Costs of Capital Additions” means those costs incurred or to be incurred to effect Capital Additions.

            “Costs of Operation” means all costs attributable to the operation and maintenance of the Power Plant, including all amounts payable under the Operating & Maintenance Agreements or any successor agreement, and, without duplication, all direct administrative and general costs plus cost of repairs, renewals and replacements necessary to assure design capability and reliability or that are required by any Governmental Authority. Costs of Operation shall not include (i) payments in lieu of property Taxes, (ii) any Power Plant Fuel Costs (iii) the financing costs, fees and expenses of an Owner relating to the ownership and acquisition of its interest in the Owned Assets, (iv) Taxes based upon the net income of any

Owner or individually assessed against any Owner’s Ownership Ratio in the Owned Assets or Ownership Ratio in respect of the Net Available Output of the Power Plant or from which any Owner is exempt, and (v) Costs of Capital Additions.

            “Demand” has the meaning specified in Section 9.02(c)(1).

            “DEMc” means Duke Energy McClain, LLC, a Delaware limited liability company and former owner of an undivided interest in the Power Plant.

            “Effective Date” has the meaning given to that term in Section 7.01.

            “Elective Capital Additions” means Capital Additions that are not required (i) to operate the Power Plant in accordance with Prudent Operating Practices, (ii) to assure design capability and reliability of the Power Plant, or (iii) by any Governmental Authority or pursuant to any Applicable Law.

            “Energy” means electric energy or electricity.

            “Executive Committee” means the Executive Committee established pursuant to Section 3.03(a).

            “Facility Operating Agreement” means the Amended and Restated Facility Operating Agreement among the Owners and the Operator, as amended from time to time. As provided in Section 3.01(b), as of the date hereof the Facility Operating Agreement shall be between OMPA and OG&E and shall be in the form of Exhibit A.

            “Fuel Agreement” means the Contract for Sale and Purchase of Natural Gas dated the date hereof by and between OG&E and OMPA, as amended from time to time.

            “Force Majeure” has the meaning given to it in Section 9.03(a).

            “Governmental Authority” means any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or similar governing entity, other, in any case, than OMPA.

            “Initiating Owner” has the meaning given to it in Section 3.03(i)(1).

            “Interests” has the meaning given to it in Section 3.03(i).

            “LTSA” means that certain Long Term Service Agreement, dated as of December 29, 1999, by and between OG&E and General Electric International, Inc., as such agreement has been or may be amended, supplemented, restated or otherwise modified.

            “Majority of Members” means Members representing Owners holding in the aggregate more than 50% of the aggregate Ownership Ratios.

            “Market Dispatch Sale Agreement” means the OG&E/OMPA Market Dispatch Sale Agreement dated the date hereof by and between OG&E and OMPA, as amended from time to time.

            “Member” has the meaning given to it in Section 3.03(b).

            “Net Available Output” means the net amount of Capacity available from and Energy, Ancillary Services and all other related products of the Power Plant that can be sold or purchased, produced by the Power Plant from time to time under the operating conditions then existing, including periods when some or all of the Power Plant may be inoperable, after station use.

            “Net Generating Capability” means the total amount of Energy which the Power Plant is capable of generating, with due allowance being made for legal, regulatory and physical constraints then existing, less the amount used in the production thereof.

            “NRG McClain” has the meaning given in the recitals to this Agreement.

            “Offer Period” has the meaning given to it in Section 3.03(i)(1).

            “Operating Budget” has the meaning given to it in Section 3.04(b).

            “Operating & Maintenance Agreements” means, collectively, the Facility Operating Agreement and the Transmission O&M Agreement.

            “Operator” has the meaning given to it in Section 3.01(b). As of the date hereof, the Operator is OG&E.

            “Original Agreement” has the meaning given in the recitals to this Agreement.

            “Owned Assets” means the assets comprising the Power Plant and which are owned by the Parties as tenants in common.

            “Owners” means OG&E and OMPA and any other Person that acquires an interest in the Owned Assets in accordance with the terms of this Agreement.

            “Ownership Ratio” has the meaning given to it in Section 2.01.

            “Permitted Liens” means any Permitted Liens under the Power Plant Asset Purchase Agreement, provided, however, that clause (j) of such definition may include Liens (as defined in the Power Plant Asset Purchase Agreement), imperfections or failures of title of the types described in clauses (a) through (i) thereof without regard to any contest.

            “Person” means any natural person, corporation, general partnership, limited partnership, proprietorship, limited liability company, other business organization, trust, union, association or Governmental Authority.

            “Power Plant” has the meaning given to it in the recitals hereto.

            “Power Plant Asset Purchase Agreement” has the meaning given to it in the recitals hereto.

            “Power Plant Fuel Costs” means all costs for supply, transportation and storage of fuel used in the Power Plant.

            “Prudent Operating Practices” means the practices, methods and acts (including but not limited to the generally accepted practices, methods and acts engaged in or approved by the operators of similar electric generating facilities) which at the time such practice, method or act is employed, and in the exercise of reasonable judgment in light of the facts known at such time, would be expected to accomplish the desired result in a workmanlike manner, consistent with (a) Applicable Laws and governmental requirements, and (b) reliability, safety and environmental protection. “Prudent Operating Practices” shall not require the use of the optimum practice, method or act, but only requires the use of acceptable practices, methods or acts generally accepted in the United States in performing obligations in accordance with Prudent Operating Practices.

            “Receiving Owner” has the meaning given to that term in Section 3.03(i)(1).

            “Resolution Deadline” has the meaning given to that term in Section 3.03(i).

            “Rules” has the meaning specified in Section 9.02(c)(1).

            “Schedule and Exchange Agreement” means the Schedule and Exchange Agreement dated the date hereof by and between OG&E and OMPA, as amended from time to time.

            “Supermajority of Members” means Members representing Owners holding in the aggregate more than 85% of aggregate Ownership Ratios.

            “Taking” means the taking of any of the Power Plant as a result of the exercise of the power of eminent domain or condemnation for public or quasi-public use or the sale or conveyance of any of the Power Plant under the threat of condemnation.

            “Taxes” means all taxes, charges, fees, levies or other assessments imposed by any United States federal, state or local or foreign taxing authority, including but not limited to, income, excise, property, sales, transfer, franchise, payroll, withholding, social security or other taxes, including any interest, penalties or additions attributable thereto.

            “Term” means the term of this Agreement as defined in Section 7.01.

            “Termination Date” has the meaning given to it in Section 7.01.

            “Transmission O&M Agreement” means the Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility by and between OMPA and OG&E dated as of August 25, 2003, as amended from time to time.

            “Variable Operating Maintenance Share” means $2 per megawatt hours (MWh) of Energy. Except as otherwise agreed to, the Variable Operating Maintenance Share is payable by any Owner that schedules any unscheduled Energy of another Owner to such Owner with respect to such Energy.

           1.02   Interpretations. In this Agreement, unless clear contrary intention appears: (i) the singular number includes the plural number and vice versa; (ii) reference to any Person includes such Person’s successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement, and reference to a Person in a particular capacity excludes such Person in any other capacity; (iii) reference to any gender includes each other gender; (iv) reference to any agreement (including this Agreement), document or instrument means such agreement, document or instrument as amended or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms hereof, (v) reference to any Article, Section, Schedule or Exhibit means such Article, Section, Schedule or Exhibit to this Agreement, and references in any Article, Section, Schedule, Exhibit or definition to any clause means such clause of such Article, Section, Schedule, Exhibit or definition, (vi) “hereunder,” “hereof,” “hereto,” “herein” and words of similar import are reference to this Agreement as a whole and not to any particular Section or other provision hereof; (vii) relative to the determination of any period of time, “from” means “from and including,” “to” means “to but excluding” and “through” means “through and including;” (viii) “including” (and with correlative meaning “include”) means including without limiting the generality of any description preceding such term; and (ix) reference to any law (including statutes and ordinances) means such law as amended, modified, codified or reenacted, in whole or in part, and in effect from time to time, including rules and regulations promulgated thereunder.

ARTICLE II

OWNERSHIP RATIOS

        2.01     Ownership Ratios.

(a)	The Owners own the Owned Assets as tenants in common with each owning, as of the Effective Date, undivided interests in the following percentages:
OMPA:	23.0%
OG&E:	77.0%

Each Owner’s undivided interest in the Owned Assets, as it may change from time to time as provided herein, is referred to herein as its “Ownership Ratio.” Ownership Ratios may be modified only as provided in Sections 2.04, 6.01(b) and 8.02(a).

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

        2.04    Admission of New Owner. No Person shall succeed to or acquire the rights provided to Owners under this Agreement unless and to the extent that (i) the assignment or transfer pursuant to which it acquired its Interests in the Power Plant is valid under the terms of this Agreement and (ii) it becomes a party to this Agreement either by execution of this Agreement or by a written agreement acceptable to a Majority of Members to be bound by all of the terms and conditions hereof. For the avoidance of doubt, OMPA hereby acknowledges as valid and consents to the assignment and transfer by NRG McClain to OG&E of NRG McClain’s interest in and rights under the Original Agreement and 77% undivided interest in the Owned Assets.

ARTICLE III

OPERATION AND PAYMENT OF COSTS

        3.01    Operations of the Power Plant. The Owners collectively agree that the Power Plant, including each Owner’s respective ownership interests in the Owned Assets, shall be operated together pursuant to this Agreement as follows:

                     (a)    All decisions in respect of operating, maintaining, administering contracts relating to improving and adding capital improvements to the Power Plant are hereby delegated to the Executive Committee established pursuant to Section 3.03(a) hereof.

                     (b)    Unless otherwise agreed by the Executive Committee pursuant to Section 3.03(g) hereof the day to day operation and maintenance of the Power Plant will be performed by OG&E as operator (the “Operator”). The rights and duties of the Operator shall be as set forth in the Operating and Maintenance Agreements as in effect from time to time. The Owners acknowledge that DEMc as operator under a predecessor Facility Operating Agreement subcontracted certain matters relating to the major maintenance and repair of the Power Plant to General Electric International, Inc. pursuant to the LTSA that will be assigned to OG&E as of the Power Plant Closing and that OG&E is in the process of negotiating amendments to the LTSA. OMPA hereby approves an amended LTSA to the extent that such amended LTSA does provide for terms that are provided for under the Memorandum of Understanding dated as of October 26, 2003 between General Electric International, Inc. and OG&E; provided, however, that any additional changes to the LTSA shall be approved by the Executive Committee pursuant to Section 3.03(f).

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

                     (b)    Composition of Executive Committee. Each Owner shall appoint one representative to the Executive Committee (each such representative, a “Member”). Each Member shall have a single vote equal to the Ownership Ratio of the Owner that appointed such Member. Each Member on the Executive Committee shall hold office until death, resignation or removal at the pleasure of the Owner that appointed such Member to the Executive Committee. If a vacancy occurs on the Executive Committee, the Owner that appointed such vacating

Member shall appoint a successor. Each Owner may also designate an alternate who shall be authorized to act in the absence of the Executive Committee representative or representatives for whom he or she is an alternate. Each alternate shall also hold office until death, resignation or removal at the pleasure of the appointing Owner. The initial Members and alternates on the Executive Committee and their successors shall be appointed by the respective Owners by written notice to the other Owners. No Executive Committee Member or alternate shall be entitled to compensation or reimbursement of expenses from the Owners for attendance at such meetings. Owners also may vote by one or more other proxies authorized by a written appointment of proxy signed by the Owner or by an Owner’s duly authorized attorney-in-fact and delivered to the Executive Committee for inclusion in the minutes or filing with the Executive Committee’s records. In the event that any Owner ceases to be an Owner for any reason whatsoever, the Member on the Executive Committee appointed by such Owner shall immediately cease to be a Member thereof.

                     (c)    Executive Committee Meetings. The Executive Committee shall hold regular meetings quarterly on the date established from time to time by the Executive Committee. Between regular meetings, the chairman of the Executive Committee may call special meetings upon three days’ written notice to all Members, or upon such shorter telephonic notices the chairman determines is appropriate to respond to emergency situations. The Executive Committee shall keep written minutes of its meetings. Any action which may be taken at a meeting of the Executive Committee may be taken without a meeting by individual action taken in writing by Members of the Executive Committee representing sufficient Ownership Ratios to approve such action. Participation by conference telephone where all participants can hear one another shall constitute participation in person.

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

                     (e)    Powers and Duties of Chairman. The chairman of the Executive Committee shall be elected by the Executive Committee and shall be responsible for (i) providing notice of meetings to all Members, (ii) preparing an agenda for all meetings in consultation with the Operator, (iii) setting the times for approval of certain actions or decisions, which shall be not less than three days except in case of matters which in the chairman’s judgment require emergency action or decision, (iv) presiding over all meetings and directing the order of business and procedures thereof; (v) arranging for the keeping of the minutes of all meetings and the distribution thereof to all Members and (vi) taking such other action with respect to meetings of the Executive Committee as may seem necessary or appropriate in the judgment of the chairman. The chairman of the Executive Committee may be removed and a new chairman of the Executive Committee may be appointed by the vote of a Majority of Members.

                     (f)    Voting. Each Executive Committee Member shall vote that Owner’s entire Ownership Ratio of the Owner which appointed such Member on any matter to be decided by the Executive Committee. Except as otherwise provided in Section 3.03(g), below, decisions of the Executive Committee shall be made by the approval of a Majority of Members. Matters not disapproved by a Member of the Executive Committee within the time after submission specified in the submittal, which shall not be less than specified in this Agreement (or if no time is specified in this Agreement, then within seven (7) calendar days) shall be deemed approved by such Member. No Member shall disapprove (i) matters which were submitted to the Executive Committee pursuant to the terms of this Agreement and not disapproved within the time allowed, (ii) items found by an arbitrator pursuant to the dispute resolution provisions hereof to be or have been consistent with Prudent Operating Practices, (iii) items where costs were borne solely by another Owner or the Operator individually, or (iv) items recommended by the chairman or the Operator having a total cost to all Owners in the aggregate of less than $70,000.

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

                     (h)    Notwithstanding the foregoing, for so long as OMPA is an Owner and any bonds or other securities, the interest on which is excluded from gross income for federal income tax purposes, and which were issued or are to be issued to finance or refinance the acquisition of OMPA’s undivided interest in the Power Plant, remain outstanding, no Facility Operating Agreement shall include any provision that OMPA determines, on the basis of an opinion of counsel, could adversely affect the exclusion from gross income, for federal income tax purposes, of the interest on such bonds or other securities issued or to be issued by OMPA in such financing or refinancing.

                     (i)    Deadlock. In the event that (i) there are only two Owners (for purposes of this Section 3.03(i) a Person and all of its Affiliates shall be treated as a single Owner) or if there are more than two Owners, one Owner and its Affiliates has an Ownership Ratio of more than 50%, (ii) the Members representing such Owners disagree with respect to the resolution of any matter requiring the approval of a Supermajority of Members as provided in Section 3.03(g)(i) or Section 3.03(g)(ii) (but only if such Elective Capital Additions will benefit all Owners in proportion to their Ownership Ratios), and (iii) the respective senior management representatives of the Owners have not resolved such disagreement within thirty (30) days of a written notice from an Owner requesting such resolution (“Resolution Deadline”), then (A) the dispute resolution procedures of Section 9.02 hereof shall not apply to such disagreement (but will continue to apply with respect to any dispute concerning the application of this subsection (i) or the interpretation thereof), and (B) any Owner may, provided such Owner is not then a defaulting Owner hereunder, by written notice (“Buy-Sell Notice”) to the other Owners within 15 days after the Resolution Deadline initiate the following procedure (“Buy-Sell Procedure”) with respect to offers to buy and sell each Owner’s respective interests in the Power Plant (the “Interests”). If no Owner initiates the Buy-Sell Procedure by timely delivery of a Buy-Sell Notice, the disagreement may be resolved pursuant to the dispute resolution procedures provided in this Agreement. Notwithstanding the foregoing, in the event of the disposition by OG&E of all, or substantially all, of its ownership interests in the Power Plant, any disagreement among the Owners as to the qualification of any replacement Operator proposed in connection with such disposition shall be subject to the dispute resolution procedures set forth in Section 9.02, rather than the Buy-Sell Procedure.

                             (1)    Within 15 days of the date of delivery of the Buy-Sell Notice, the initiating Owner (the “Initiating Owner”) shall submit to all of the other Owners (each, a “Receiving Owner”) an offer in writing which shall be an offer to purchase all of the Interests of the Receiving Owners for the price, per 1% of Ownership Ratio, set forth in the offer. Such offer shall be irrevocable for a period of 15 days from the date of submission to the Receiving Owners (“Offer Period”).

                             (2)    Prior to the end of the Offer Period, each Receiving Owner must either (A) accept in writing the Initiating Owner’s offer, or (B) make a counteroffer (irrevocable for a period of 15 days from the date of submission thereof) to purchase all of the Interests of the other Owners for a price per 1% of Ownership Ratio that exceeds the offered price per 1% of Ownership Ratio by at least 5% of the offered price. If a Receiving Owner makes a counteroffer pursuant to this Section 3.03(i)(2), the counteroffer shall be treated as an offer made pursuant to Section 3.03(i)(1) hereof initiating a new Offer Period, the Owner making such counteroffer shall be treated as the Initiating Owner, and the Owners receiving the counteroffer shall be treated as, and have the rights of, the Receiving Owners pursuant to this Section 3.03(i)(2) to either accept the counteroffer or make a new counteroffer.

                             (3)    Notwithstanding the foregoing, at any time prior to the end of any Offer Period, any Receiving Owner may terminate the Buy-Sell Procedure with respect to its Interest in the Power Plant by acquiescing in writing in all respects to the position of the then Initiating Owner with respect to the matter or matters then in dispute. If as a result of such acquiescence, such matter or matters are approved by a Supermajority of Members, the Buy-Sell Procedure shall be terminated in respect of all Owners and the matter or matters in question shall be deemed to have been approved by a Supermajority of Members. If such acquiescence does not result in the approval of such matter or matters by a Supermajority of Members, the Buy-Sell Procedure shall continue but the then Initiating Owner’s offer shall not apply to the acquiescing Owner, which shall not be considered to be a Receiving Owner with respect to such offer.

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

        3.04    Payment of Expenses: Operating Budget.

                         (a)    Except as provided in this Section 3.04(a), each Owner shall be fully and individually responsible for the timely payment of its Ownership Ratio of all Costs of Operation (adjusted, to the extent applicable, for payments by Owner’s of their Variable Operating Maintenance Share), all Costs of Capital Additions and, to the extent applicable, each Owner’s Variable Operating Maintenance Share. Furthermore, each Owner shall be fully and individually responsible for the timely payment of its Power Plant Fuel Costs in accordance with the Fuel Agreement or pursuant to agreements individually entered into by such Owner for the supply, transportation and/or storage of fuel to be used on behalf of such Owner in the Power Plant. Notwithstanding the foregoing:

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

                         (b)    On or before October 1 of each year, commencing 2004, the Operator will provide to the Executive Committee a reasonable estimate of the operating budget (the “Budget Estimate”) for the next year. On or before November 15 of each year, commencing 2004, the Executive Committee shall prepare (based on the Budget Estimate) and approve an operating budget (the “Operating Budget”) for the next calendar year. The Operating Budget for calendar year 2004 shall be prepared and approved by the Executive Committee within 30 days after execution of this Agreement. The Operating Budget shall contain the Executive Committee’s reasonable estimate of all costs and expenses incurred each month for the operation and maintenance of the Power Plant, including without limitation, estimated amounts payable under the Facility Operating Agreement, fuel costs and budgeted capital expenditures. The Executive Committee may amend the Operating Budget from time to time.

                         (c)    Within fifteen days of receipt of an invoice therefor from the Operator, each Owner shall pay the Operator such Owner’s Ownership Ratio of the actual Costs of Operation and Costs of Capital Additions, provided, however, if such costs exceed any line item in the Operating Budget by more than 10%, no Owner shall be obligated to pay any such amount until such amount is approved by the Executive Committee by means of an amendment to the Operating Budget.

        3.05     Claims Treated as Costs of Operation. Except as otherwise specifically provided herein, the Owners shall be responsible for any and all Claims of Persons who are not Owners arising from or related in any way to the Power Plant in proportion to their Ownership Ratio.

        3.06     Books and Records. Operator shall keep, in conformity with all requirements of Law, proper books, records, accounts, ledgers, time cards, estimates, schedules, correspondence and other documents related to the Operator’s performance of its obligations hereunder and amounts due to the Operator under any Facility Operating Agreement. During ordinary business hours and upon reasonable notice to Operator, each Owner may inspect, copy and audit such books and records. Operator agrees to keep such books and records for five years following their respective preparation (at which time it will be permitted to destroy such books and records in the ordinary course of business) and will furthermore keep any such books and records not previously destroyed in the ordinary course of business, for five years after the termination of this Agreement, and shall provide copies thereof to each Owner upon request, at such requesting Owner’s expense. The acceptance, approval or payment by any Owner of the Operator’s charges in complying with such request shall not operate as a waiver of such Owner’s right to audit the Operator in accordance with this Section 3.06.

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

        4.01     Allocation of Net Available Output.

                 (a)     Subject to the Schedule and Exchange Agreement, scheduling procedures hereof and the availability of the Power Plant, each Owner shall be entitled to schedule and take all or any part (in accordance with Exhibit B, II, C) hereto) of its Ownership Ratio of the Net Available Output of the Power Plant.

                 (b)     Except as otherwise agreed to, each Owner shall be solely responsible for all costs, penalties or damages caused to the Operator if an Owner fails to make available the supply, transportation and/or storage of fuel required to meet such Owner’s scheduled Net Available Output of the Power Plant, and if fuel is not actually received from other sources, such Owner shall not be entitled to the scheduled Net Available Output of the Power Plant to which it would otherwise be entitled to the extent of such unavailability.

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

O2	=	O1	x	V - (C - I)
V
where
V C I	= = =	Estimated value of the Power Plant as repaired

Estimated cost of repair

Estimated insurance or compensation proceeds, if any, inuring to the benefit of all Owners (shall not include insurance or compensation proceeds to which only individual Owners are entitled)

O1 O2	= =	Ownership Ratio prior to loss Reduced Ownership Ratio

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

[Remainder of page intentionally blank.]

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

OKLAHOMA MUNICIPAL POWER AUTHORITY
		By:	/s/ Charles Lamb
Name: Charles Lamb Title: Chair, OMPA Board of Directors
Attest:
By:	/s/ Roland Dawson
Name: Roland Dawson Title: Assistant Secretary
OKLAHOMA GAS AND ELECTRIC COMPANY
		By:	/s/ Jack T. Coffman
Name: Jack T. Coffman Title: Senior Vice President, Power Supply
Attest:
By:	/s/
Name: Title:

Exhibit A

to

Amended and Restated Ownership and Operation Agreement

Amended and Restated Facility Operating Agreement

Exhibit B

To Ownership
and Operation Agreement

Operating Procedures

I.	Scheduling and Operational Notifications Contacts:

OG&E		OMPA
Day Ahead Hourly	(405) 553-2116 (405) 553-2116	Operations Backup	(405) 340-8313 (405) 340-5047
		Ponca City Power Plant	(580) 763-8048

OMPA and OG&E will provide each other with full contact lists from time to time.

II.	Daily Dispatching Procedure

A)	Prior to 0800 central prevailing time on the business day (Weekends and Monday deliveries will require notification by the Friday preceding the date power is taken; NERC holidays or the next day after a holiday will require notification by the first business day preceding a holiday) prior to energy delivery, OG&E shall advise OMPA (i) what OMPA’s Ownership Ratio of the Net Available Output is expected to be, (ii) whether OG&E will exercise its rights under the Schedule and Exchange Agreement and (iii) whether OG&E expects to run the Power Plant or not. If OG&E’s preliminary decision is not to run the plant, OMPA and OG&E shall agree on a preliminary dispatch cost of the plant. The preliminary dispatch cost will be calculated using an estimated gas cost, and estimated heat rate of 7,500 Btu/kwh, and an operation and maintenance cost of $2.00/MWh. OMPA shall use the mutually agreed estimated cost in making its unit commitment decisions for the day in question.

B)	Prior to 0830 central prevailing time on the business day (Weekends and Monday deliveries will require notification by the Friday preceding the date power is taken; NERC holidays or the next day after a holiday will require notification by the first business day preceding a holiday) prior to energy delivery, OMPA shall provide OG&E with a preliminary schedule of energy requirements which will include: quantity, time and any delivery point requirements.

C)	If OG&E decides not to dispatch the Power Plant, it will notify OMPA and its designated fuel supplier (if other than OG&E) prior to 0830 central prevailing time on the day prior to energy delivery. In such event, OG&E shall, at the request of OMPA, sell power to OMPA pursuant to the Market Dispatch Sale Agreement under the OG&E market-based rate tariff under the rates, terms and conditions agreed to thereunder.

D)	By 1130, central prevailing time on the business day prior to energy delivery, OG&E will provide OMPA with a written confirmation of OMPA’s schedule which will include: Quantity, time and anticipated delivery points.

E)	By 1130 central prevailing time on the business day prior to Energy delivery from the Power Plant, OG&E will provide OMPA and its designated fuel supplier (if other than OG&E) with a written confirmation of OMPA’s fuel nomination which will include: Quantity and time of delivery.

III.	Restart

If OG&E provides power from alternate energy sources and decides to restart the Power Plant after the dispatch notification time period:

A)	OG&E will notify OMPA and its designated fuel supplier (if other than OG&E) that it has elected to restart the Power Plant.

B)	If energy delivery from alternate resources is in progress, OG&E will have full rights to the ramp energy (the energy produced from the time start up commences until the earlier of (1) the time that OMPA’s pro rata share of the Energy produced is equal to the replacement Energy, or (2) the time that the Power Plant reaches its then available capacity as set forth in a written notice from OG&E to OMPA and its designated fuel supplier.

C)	OG&E will notify OMPA and its designated fuel supplier (if other than OG&E) of resource changes at the occurrence of the earlier of (1) the time that OMPA’s pro rata share of the Energy produced is equal to the replacement Energy, or (2) the time that the Power Plant reaches its then available capacity as set forth in a written notice from OG&E to OMPA and its designated fuel supplier (if other than OG&E).

IV.	Intraday Changes

A)	If the Power Plant is on-line:

1)	Intraday changes to the schedule will be allowed provided that notification is made at least one (1) hour prior to the implementation of the schedule change. OMPA cannot request a change in schedule that will require the Power Plant to run outside prudent operating parameters, such as ramp rate and minimum operating load.

B)	If OMPA is being served from alternate energy sources and the Power Plant is not on-line;

1)	No intraday changes will be allowed, except by mutual agreement.

2)	OMPA can elect to market excess energy on a real time basis.

C)	If OMPA is being served from alternate energy sources and the Power Plant is on-line due to a restart:

1)	OMPA will not be allowed to reduce the scheduled quantities or change the scheduled delivery point, except by mutual agreement.

2)	OMPA can elect to market energy on a real time basis.

3)	If OMPA is receiving less than its Ownership Ratio equivalent of the Power Plant’s output from an alternate source, it can request additional energy up to a total delivered energy amount equivalent to its Ownership Ratio equivalent of the Power Plant’s output.

4)	If OMPA is receiving its Ownership Ratio equivalent of the Power Plant’s output from an alternate energy source, it can elect to purchase energy from the Power Plant at the prevailing market price provided that notification is made at least one (1) hour prior to the implementation of the schedule change.

D)	In the event that the Power Plant were to experience a transient event which results in a schedule curtailment, OG&E will notify OMPA and its designated fuel supplier (if other than OG&E) within fifteen minutes after the event occurs.

Exhibit 10.05

OPERATING AND MAINTENANCE AGREEMENT

for the

TRANSMISSION ASSETS OF THE
MCCLAIN GENERATING FACILITY

by and between

OKLAHOMA MUNICIPAL POWER AUTHORITY

and

OKLAHOMA GAS AND ELECTRIC COMPANY

dated as of August 25, 2003

-i-

OPERATING AND MAINTENANCE AGREEMENT

            This OPERATING AND MAINTENANCE AGREEMENT, dated as of August 25, 2003 (this “Agreement”), is entered into by and between the OKLAHOMA MUNICIPAL POWER AUTHORITY, a governmental agency and body politic and corporate of the State of Oklahoma (“OMPA”), and OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (“OG&E”).

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

            B.    Pursuant to the Asset Purchase Agreement dated as of August 18, 2003 by and between OG&E and NRG McClain, OG&E has agreed to purchase all of NRG McClain’s right, title and interest in the Facility (the “Asset Purchase Agreement”) and will become the owner of NRG McClain’s right, title and interest in the Facility upon closing of the transactions contemplated by and in accordance with the Asset Purchase Agreement (the “Power Plant Closing”);

            C.    Effective as of the date of the Power Plant Closing (the “Effective Date”), OMPA and OG&E own the Facility as tenants in common in accordance with the Amended and Restated Ownership and Operation Agreement (the “O&O Agreement”) to be entered into by and between OMPA and OG&E prior to the Effective Date;

            D.    Prior to the Effective Date, OG&E and OMPA will enter into a Facility Operating Agreement (the “Facility Operating Agreement”) pursuant to which OG&E will agree to provide operation and maintenance services with respect to the generation assets (the “Generation Assets”) of the Facility;

            E.    Effective as of the Effective Date, OMPA and OG&E agree that OG&E will also provide operation and maintenance services as they relate to the transmission assets (the “Transmission Assets”) of the Facility described on Exhibit A-1 and Exhibit A-2 hereto; and

            F.    OMPA and OG&E agree that the operation and maintenance services to be provided by OG&E with respect to the Facility shall be exclusively regulated by (i) the Facility Operating Agreement as they relate to the Generation Assets, and (ii) this Agreement as they relate to the Transmission Assets.

Agreement

            NOW THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE I

OPERATIONS AND MAINTENANCE; PAYMENTS

            1.01     Operations and Maintenance Services. As Operator of the Facility, OG&E hereby agrees to provide, in accordance with Prudent Operating Practices, and make available to OMPA, all necessary operating and maintenance services with respect to the Transmission Assets, including without limitation, those services to be provided pursuant to a subcontract with a third-party (an “O&M Subcontract”), if any, and any major maintenance contracts for which OMPA is obligated to make payments under this Agreement. In connection therewith, OG&E shall be solely liable for all payments to be made in providing operation and maintenance services under this Agreement or any O&M Subcontract. For purposes of this Agreement, “Prudent Operating Practices” means the practices, methods and acts (including but not limited to the generally accepted practices, methods and acts engaged in or approved by the operators of similar electric generating facilities) which at the time such practice, method or act is employed, and in the exercise of reasonable judgment in light of the facts known at such time, would be expected to accomplish the desired result in a workmanlike manner, consistent with (a) applicable laws and governmental requirements, and (b) reliability, safety and environmental protection. Prudent Operating Practices shall not require the use of the optimum practice, method or act, but only requires the use of acceptable practices, methods or acts generally accepted in the United States in performing obligations in accordance with Prudent Operating Practices.

            1.02     Payments for Service. OG&E shall invoice OMPA monthly for OMPA’s Ownership Ratio of the costs of the services provided by OG&E as Operator pursuant to Section 1.01 above and for OMPA’s Ownership Ratio of the costs for any services that will be provided with respect to the Transmission Assets pursuant to a separate maintenance contract or contracts with a supplier which is unaffiliated with OG&E or OMPA.

            1.03     Invoice or Payment Disputes or Errors. If either OG&E or OMPA discovers an error in the amount of any invoice or payment made pursuant to this Article I or if OMPA disputes a payment requested pursuant to this Article I, such party shall notify the other party within 60 days of discovery of such dispute or error, provided that neither party shall be entitled to correction of any such error if notice of such error is not delivered in writing to the other party within three years of the applicable invoice or payment. If OMPA disputes the amount of any invoice, it shall nevertheless pay the full amount of such invoice, subject to a right to a refund if the dispute is resolved in OMPA’s favor, and failure to pay such amount in dispute shall be deemed to be a default hereunder. Any disputes resulting from this Article I shall be settled in accordance with Section 3.14.

            1.04     Interest on Late Payments. Any amounts (a) disputed and subsequently found to have been correctly invoiced or owed, or (b) not timely paid in accordance with this Agreement shall accrue interest at the lesser of (i) the then effective prime rate of Citibank, N.A. plus 2%, or (ii) the highest rate permitted by applicable law, from the day on which such amounts become due and owing to the day on which such amounts and the interest thereon are paid. OMPA and OG&E intend that this Agreement shall at all times comply with applicable law now or hereafter in effect governing interest payable hereunder. If the applicable law is ever revised, repealed, or judicially interpreted so as to render usurious any amount called for under this Agreement, then all excess amounts theretofore collected shall be credited to the then applicable principal balance hereunder or be refunded, and this Agreement shall immediately be deemed to have been reformed and the amounts thereafter collected hereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but to permit the recovery of the fullest amount otherwise called for hereunder.

            1.05     Audit. During ordinary business hours and upon reasonable notice to OG&E, OMPA may inspect, copy and audit OG&E’s books, records, accounts, ledgers, time cards, estimates, schedules, correspondence and other documents related to OG&E’s performance of its obligations hereunder and amounts due to OG&E hereunder. OG&E agrees to keep such records for five years following their respective preparation (at which time it will be permitted to destroy such books and records in the ordinary course of business) and will furthermore keep any such books and records not previously destroyed in the ordinary course of business, for six years after the termination of this Agreement, and shall provide copies to OMPA upon request, at OMPA’s expense. OMPA’s acceptance or approval or payment of OG&E’s charges shall not operate as a waiver of OMPA’s right to audit OG&E in accordance with this Section 1.05.

ARTICLE II

TERM OF AGREEMENT; TERMINATION

            2.01     Term. This Agreement shall become effective as of the Effective Date and shall remain in effect until the date that is one day prior to the date that is three years after such date. Unless either party delivers written notice to the other party of such party’s intent to terminate this Agreement effective as of the end of such term on or before the date that is one day after the date that is one year prior to the end of such term (such date, the “Notification Deadline Date”), then, effective as of the Notification Deadline Date, the term of this Agreement shall be extended for an additional two years beyond the end of its original term. The parties expressly waive any other notification of the Notification Deadline Date as may be provided by law.

ARTICLE III

MISCELLANEOUS

            3.01     Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and commitments with respect thereto. There are no oral understandings, terms or conditions and neither party has relied upon any representation, expressed or implied, not contained in this Agreement. This Agreement may be signed in counterparts.

            3.02     Amendments. No change, amendment, or modification of this Agreement shall be valid or binding upon the parties hereto unless such change, amendment, or modification shall be in writing and duly executed by the parties hereto.

            3.03     Captions. The captions and subheadings contained in this Agreement are for convenience and reference only and in no way define, describe, extend, or limit the scope or intent of this Agreement or the intent of any provision contained herein.

            3.04     Notices. Except as otherwise expressly provided herein, any notice, demand, offer, or other instrument required or permitted to be given pursuant to this Agreement shall be in writing, signed by the party giving such notice, demand, offer, or other instrument and shall be delivered by telecopier, hand delivery, registered or certified mail, return receipt requested, postage prepaid, or nationally recognized overnight courier to the other party at the address set forth below:

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

With a copy to:
Oklahoma Municipal Power Authority
Street Address: 2300 East Second Street Edmond, OK 73034 Post Office Address: P.O. Box 1960 Edmond, OK 73083-1960
Facsimile No. (405) 359-1071 Attn: General Counsel
If to OG&E:
Oklahoma Gas and Electric Company PO Box 321 Oklahoma City, Oklahoma 73101-0321 Attention: Jack T. Coffman Facsimile No.: (405) 553-3198
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

            3.05     Severability. The invalidity of one or more of the provisions or sections contained in this Agreement shall not affect the validity of the remaining portion of the Agreement so long as the material purposes of this Agreement can be determined and effectuated. In the event that any portion or all of this Agreement is held to be void or unenforceable, the parties agree to negotiate in good faith to reach an equitable agreement on such portion that is void or unenforceable which shall effect the intent of the parties as set forth in this Agreement. In the event that the parties do not mutually agree on what changes to make, if any, within 60 days after the such portion or all of this Agreement is held to be void or unenforceable, either party may initiate the dispute resolution procedures set forth in Article VI with respect to the obligation to negotiate in good faith.

            3.06     Assignment. This Agreement shall be binding upon, shall inure to the benefit of, and may be performed by, the successors and assigns of the parties hereto. No assignment, pledge, or other transfer of this Agreement by either party shall be made without the other party’s prior written consent, nor shall it operate to release the assignor, pledgor, or transferor from any of its obligations under this Agreement.

            3.07     No Waiver. Any failure of either party to enforce any of the provisions of this Agreement or to require compliance with any of its provisions at any time during the pendency of this Agreement shall in no way affect the validity of this Agreement, or any part hereof, and shall not be deemed a waiver of the right of either party thereafter to enforce any and each such provision.

            3.08     Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, CONSTRUED, INTERPRETED AND ENFORCED IN ACCORDANCE WITH, THE SUBSTANTIVE LAW OF THE STATE OF OKLAHOMA WITHOUT REFERENCE TO ANY PRINCIPLES OF CONFLICTS OF LAWS THEREOF.

            3.09     No Partnership Created. Nothing contained in this Agreement shall be construed as constituting a joint venture or partnership between OMPA and OG&E.

            3.10     Consequential Damages. Neither party shall in any event be responsible or liable to the other party for consequential damages, including, without limitation, liability for loss of use of the Facility or existing property, loss of profits, loss of product or business interruption, however caused, except to the extent any indemnification hereunder is deemed to be consequential damages.

            3.11     Limitations Application. Neither party makes any representations, covenants, warranties or guarantees, express or implied, other than those expressly set forth herein. The parties’ rights, liabilities, responsibilities and remedies with respect to the obligations to be performed under this Agreement, whether in contract or otherwise, shall be exclusively those expressly set forth in this Agreement.

            3.12     Interpretation. The parties intend that this Agreement shall comply with Rev. Proc. 97-13, and this Agreement shall be interpreted accordingly.

            3.13    Dispute Resolution; Arbitration.

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

            (b)    If the parties are unable to resolve a dispute as provided in Section 3.13(a), each party has the right to (i) pursue any legal and/or equitable remedies in the District Court of Oklahoma County or such other court of proper jurisdiction or (ii) seek to arbitrate the dispute using the procedures specified in Section 3.13(c); which election shall be binding upon such party with respect to the dispute at issue.

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

(6) Unless otherwise ordered by the arbitrators, each party shall bear its own costs and fees, including attorneys’ fees and expenses. The parties expressly agree that the arbitrators shall have no power to consider or award any form of damages barred by Section 3.10, or any other multiple or enhanced damages, whether statutory or common law.

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

            3.14     Tax Covenant. For as long as OMPA’s Ownership Ratio in the Facility is financed or refinanced with tax exempt financing, OG&E will take no action which OMPA determines, on the basis of opinion of counsel, will adversely affect the exclusion from gross income, for federal income tax purposes, of the interest on securities issued or to be issued by OMPA in such financing or refinancing.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

OKLAHOMA MUNICIPAL POWER AUTHORITY
By:	/s/ Roland Dawson
Name:	Roland Dawson
Title:	General Manager
OKLAHOMA GAS AND ELECTRIC COMPANY
By:	/s/ Al Strecker
Name:	Al Strecker
Title:	Executive Vice President and Chief
Operating Officer

EXHIBIT A-1

TRANSMISSION ASSETS

One line diagram

A-1

EXHIBIT A-2

TRANSMISSION ASSETS

Electrical Equipment List

Quantity	Description
2 1 2	Transformer, 18 - 142 kV, 116/154/193 MVA Transformer, 18 - 142 kV, 134/178/223 MVA Circuit Breaker, 6900A, 63kA Sym Int

A-2

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

Date: August 3, 2004

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

Date: August 3, 2004

/s/  James R. Hatfield
      James R. Hatfield
      Senior Vice President and
        Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of OGE Energy Corp. (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 3, 2004

/s/ Steven E. Moore
Steven E. Moore Chairman of the Board, President and Chief Executive Officer
/s/ James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer