Form 10-Q
period 2007-06-30
OGE ENERGY CORP
filed 2007-08-02
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

At June 30, 2007, 91,755,697 shares of common stock, par value $0.01 per share, were outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

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
•

federal or state legislation and regulatory decisions (including the approval of regulatory filings with the Oklahoma Corporation Commission (“OCC”) or the Arkansas Public Service Commission (“APSC”) related to its proposed construction of a new power plant and a related lawsuit) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets;

•	environmental laws and regulations that may impact the Company’s operations;
•	changes in accounting standards, rules or guidelines;
•

the discontinuance of regulated accounting principles under Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”;

•	creditworthiness of suppliers, customers and other contractual parties;
•	the higher degree of risk associated with the Company’s nonregulated business compared with the Company’s regulated utility business;
•	the impact of the recently announced initial public offering of limited partner interests of OGE Enogex Partners L.P.; and
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Risk Factors and Exhibit 99.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2007	2006	2007	2006
OPERATING REVENUES
Electric Utility operating revenues	$ 429.9	$ 444.7	$ 770.6	$ 818.7
Natural Gas Pipeline operating revenues	483.5	489.6	1,024.3	1,225.4
Total operating revenues	913.4	934.3	1,794.9	2,044.1
COST OF GOODS SOLD (exclusive of depreciation shown below)
Electric Utility cost of goods sold	225.3	217.6	413.5	443.5
Natural Gas Pipeline cost of goods sold	399.6	432.6	878.3	1,095.2
Total cost of goods sold	624.9	650.2	1,291.8	1,538.7
Gross margin on revenues	288.5	284.1	503.1	505.4
Other operation and maintenance	105.9	103.0	204.7	208.5
Depreciation	47.8	45.5	96.5	90.4
Taxes other than income	17.6	17.9	38.5	37.0
OPERATING INCOME	117.2	117.7	163.4	169.5
OTHER INCOME (EXPENSE)
Interest income	0.4	1.6	1.1	3.1
Allowance for equity funds used during construction	0.4	0.2	0.4	0.2
Other income	3.5	0.8	6.1	7.5
Other expense	(1.8)	(8.9)	(2.7)	(10.1)
Net other income (expense)	2.5	(6.3)	4.9	0.7
INTEREST EXPENSE
Interest on long-term debt	22.2	22.2	44.3	43.9
Allowance for borrowed funds used during construction	(0.8)	(1.5)	(1.4)	(2.5)
Interest on short-term debt and other interest charges	3.6	(0.5)	6.3	1.5
Interest expense	25.0	20.2	49.2	42.9
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	94.7	91.2	119.1	127.3
INCOME TAX EXPENSE	32.1	33.3	39.3	45.3
INCOME FROM CONTINUING OPERATIONS	62.6	57.9	79.8	82.0
DISCONTINUED OPERATIONS (NOTE 5)
Income from discontinued operations	---	58.8	---	60.1
Income tax expense	---	23.0	---	23.5
Income from discontinued operations	---	35.8	---	36.6
NET INCOME	$ 62.6	$ 93.7	$ 79.8	$ 118.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	91.8	90.9	91.6	90.8
DILUTED AVERAGE COMMON SHARES OUTSTANDING	92.7	92.0	92.5	91.9
BASIC EARNINGS PER AVERAGE COMMON SHARE
Income from continuing operations	$ 0.68	$ 0.64	$ 0.87	$ 0.91
Income from discontinued operations	---	0.39	---	0.40
NET INCOME	$ 0.68	$ 1.03	$ 0.87	$ 1.31
DILUTED EARNINGS PER AVERAGE COMMON SHARE
Income from continuing operations	$ 0.68	$ 0.63	$ 0.86	$ 0.89
Income from discontinued operations	---	0.39	---	0.40
NET INCOME	$ 0.68	$ 1.02	$ 0.86	$ 1.29
DIVIDENDS DECLARED PER SHARE	$ 0.34	$ 0.3325	$ 0.68	$ 0.6650

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4.1	$ 47.9
Funds on deposit	32.0	32.0
Accounts receivable, less reserve of $4.1 and $4.4, respectively	290.6	344.3
Accrued unbilled revenues	53.6	39.7
Fuel inventories	81.5	65.6
Materials and supplies, at average cost	66.7	58.7
Price risk management	10.4	38.3
Gas imbalances	5.6	2.8
Accumulated deferred tax assets	14.7	10.6
Prepayments	6.4	9.0
Other	9.9	11.6
Total current assets	575.5	660.5

OTHER PROPERTY AND INVESTMENTS, at cost	39.5	35.2

PROPERTY, PLANT AND EQUIPMENT
In service	6,577.1	6,307.7
Construction work in progress	125.1	191.1
Total property, plant and equipment	6,702.2	6,498.8
Less accumulated depreciation	2,678.9	2,631.3
Net property, plant and equipment	4,023.3	3,867.5

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.5	31.1
Regulatory asset - SFAS 158	219.9	231.1
Price risk management	9.2	1.7
McClain Plant deferred expenses	15.5	18.7
Unamortized loss on reacquired debt	19.5	20.1
Unamortized debt issuance costs	8.9	9.4
Other	21.8	23.1
Total deferred charges and other assets	311.3	335.2

TOTAL ASSETS	$ 4,949.6	$ 4,898.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$ 68.3	$ ---
Accounts payable	277.4	295.0
Dividends payable	31.2	31.1
Customer deposits	57.1	53.4
Accrued taxes	56.9	57.0
Accrued interest	45.4	37.7
Accrued compensation	35.4	46.0
Long-term debt due within one year	1.1	3.0
Price risk management	4.4	5.6
Gas imbalances	6.2	11.1
Fuel clause over recoveries	103.2	96.3
Other	42.9	33.2
Total current liabilities	729.5	669.4

LONG-TERM DEBT	1,344.9	1,346.3

COMMITMENTS AND CONTINGENCIES (NOTE 12)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	199.3	231.3
Accumulated deferred income taxes	858.7	859.2
Accumulated deferred investment tax credits	24.4	26.8
Accrued removal obligations, net	137.3	125.5
Price risk management	2.7	1.1
Other	35.1	35.0
Total deferred credits and other liabilities	1,257.5	1,278.9

STOCKHOLDERS’ EQUITY
Common stockholders’ equity	753.3	741.0
Retained earnings	904.4	890.8
Accumulated other comprehensive loss, net of tax	(40.0)	(28.0)
Total stockholders’ equity	1,617.7	1,603.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,949.6	$ 4,898.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$ 79.8	$ 82.0
Adjustments to reconcile income from continuing operations to net cash provided from operating activities
Minority interest loss	(0.2)	---
Depreciation	96.5	90.4
Deferred income taxes and investment tax credits, net	17.7	15.0
Allowance for equity funds used during construction	(0.4)	(0.2)
Gain on sale of assets	(0.1)	(0.6)
Loss on retirement of fixed assets	0.7	6.8
Stock-based compensation expense	1.9	2.0
Excess tax benefit on stock-based compensation	---	1.1
Price risk management assets	20.4	60.7
Price risk management liabilities	(13.0)	(67.7)
Other assets	5.7	(42.5)
Other liabilities	(44.4)	12.7
Change in certain current assets and liabilities
Accounts receivable, net	53.7	251.1
Accrued unbilled revenues	(13.9)	(21.0)
Fuel, materials and supplies inventories	(23.9)	(15.3)
Gas imbalance asset	(2.8)	15.8
Fuel clause under recoveries	---	92.3
Other current assets	4.3	9.5
Accounts payable	(17.6)	(266.7)
Customer deposits	3.7	2.4
Accrued taxes	3.2	2.9
Accrued interest	1.5	5.6
Accrued compensation	(10.6)	(2.0)
Gas imbalance liability	(4.9)	(14.2)
Fuel clause over recoveries	6.9	45.4
Other current liabilities	9.7	(0.5)
Net Cash Provided from Operating Activities	173.9	265.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(234.7)	(244.1)
Proceeds from sale of assets	1.0	1.7
Other investing activities	---	(0.1)
Net Cash Used in Investing Activities	(233.7)	(242.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	---	217.5
Retirement of long-term debt	(3.0)	---
Increase (decrease) in short-term debt, net	68.3	(191.8)
Issuance of common stock	7.2	6.1
Contributions from partners	5.7	---
Dividends paid on common stock	(62.2)	(60.3)
Net Cash Provided from (Used in) Financing Activities	16.0	(28.5)
DISCONTINUED OPERATIONS
Net cash used in operating activities	---	(20.2)
Net cash used in investing activities	---	(0.2)
Net Cash Used in Discontinued Operations	---	(20.4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(43.8)	(26.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47.9	26.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4.1	$ ---

   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through four business segments: (i) electric utility, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing. All significant intercompany transactions have been eliminated in consolidation.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through Oklahoma Gas and Electric Company (“OG&E”) and are subject to regulation by the OCC, the APSC and the Federal Energy Regulatory Commission (“FERC”). OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. OG&E sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

The operations of the natural gas transportation and storage, natural gas gathering and processing and natural gas marketing segments are part of the natural gas pipeline business conducted by Enogex Inc. and its subsidiaries (“Enogex”). The vast majority of Enogex’s natural gas gathering, processing, transportation and storage assets are located in the major gas producing basins of Oklahoma.

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

Formation of OGE Enogex Partners L.P.

In May 2007, the Company formed OGE Enogex Partners L.P., a Delaware limited partnership (the “Partnership”), as part of its strategy to further develop Enogex’s natural gas midstream assets and operations. On June 27, 2007, the Partnership filed its initial registration statement for a proposed initial public offering of its common units, representing limited partner interests in the Partnership (the “Offering”). Prior to the closing of the Offering, Enogex Inc., which is currently an Oklahoma corporation, would convert to Enogex LLC, a Delaware limited liability company.

In connection with the Offering, the Company is expected to contribute an approximately 25% membership interest in Enogex LLC to a wholly owned subsidiary of the Partnership that would serve as Enogex LLC’s managing member and would control its assets and operations. A wholly owned subsidiary of the Company would retain the remaining approximately 75% membership interest in Enogex LLC. It is currently contemplated that at the completion of the Offering, the Company will indirectly own a 63.9% limited partner interest and a 2% general partner interest in the Partnership. The Company would also own the Partnership’s general partner.

At the date of this quarterly report, the registration statement relating to the Offering is not effective. The completion of the Offering is subject to numerous conditions and no assurances can be made that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time that the registration statement becomes effective. The information contained in this quarterly report with respect to the Offering shall not constitute an offer to sell or a solicitation of an offer to buy any securities.

From a financial reporting perspective, the formation of the Partnership had no effect on the Company’s financial statements as of and for the periods ended June 30, 2007 (other than causing the Company to report four business segments rather than two (see Note 11)). In the event that, and beginning with the period in which, the Offering is completed, the Company will consolidate the results of the Partnership with minority interest treatment for the common units of the Partnership owned by unitholders other than the Company or its consolidated subsidiaries.

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

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2007 and December 31, 2006, the results of its operations for the three and six months ended June 30, 2007 and 2006, and the results of its cash flows for the six months ended June 30, 2007 and 2006, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Form 10-K.

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

The following table is a summary of OG&E’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2007	2006
Regulatory Assets
Regulatory asset - SFAS 158	$ 219.9	$ 231.1
Unamortized loss on reacquired debt	19.5	20.1
Income taxes recoverable from customers, net	16.5	31.1
McClain Plant deferred expenses	15.5	18.7
Pension plan expenses	12.2	14.7
Cogeneration credit rider under recovery	---	3.1
Miscellaneous	1.8	0.4
Total Regulatory Assets	$ 285.4	$ 319.2

Regulatory Liabilities
Accrued removal obligations, net	$ 137.3	$ 125.5
Fuel clause over recoveries	103.2	96.3
Cogeneration credit rider over recovery	2.7	---
Deferred gain on sale of assets	2.0	2.7
Miscellaneous	1.3	---
Total Regulatory Liabilities	$ 246.5	$ 224.5

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

Price Risk Management Assets and Liabilities

In the second quarter of 2007, the Company adopted FASB Interpretation No. 39 (As Amended), “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” which states that fair value amounts recognized for forward, interest rate swap, currency swap, option and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement may be offset. The reporting entity’s choice to offset or not must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts, whether for the same type of conditional or exchange contract or for different types of contracts, with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for forward, interest rate swap, currency swap, option and other conditional or exchange contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the consolidated balance sheet. The Company has presented the fair values of its contracts under master netting agreements using a net fair value presentation. If these transactions with the same counterparty were presented on a gross basis in the Condensed Consolidated Balance Sheets, current Price Risk Management assets and liabilities would be approximately $14.2 million and $8.2 million, respectively, at June 30, 2007, and non-current Price Risk Management assets and liabilities would be approximately $12.3 million and $5.8 million, respectively, at June 30, 2007. If these transactions with the same counterparty were presented on a gross basis in the Condensed Consolidated Balance Sheets, current Price Risk Management assets and liabilities would be approximately $41.9 million and $9.2 million, respectively, at December 31, 2006, and non-current Price Risk Management assets and liabilities would be approximately $1.7 million and $1.1 million, respectively, at December 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Consolidated Financial Statements to conform to the 2007 presentation.

2.	Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits all entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied instrument by instrument, is irrevocable unless a new election date occurs and is applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company has decided that it will not adopt the provisions of this new standard.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $1.8 million pre-tax ($1.1 million after tax, or $0.01 per basic and diluted share) during the three months ended March 31, 2006 related to the Company’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.4 million pre-tax ($0.2 million after tax, or less than $0.01 per basic and diluted share) on January 1, 2006 for outstanding non-vested share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Consolidated Statement of Income. The Company recorded compensation expense of approximately $2.4 million pre-tax ($1.4 million after tax, or $0.02 per basic and diluted share) during the three months ended June 30, 2006 related to the Company’s share-based payments. The Company recorded compensation expense of approximately $0.6 million pre-tax ($0.4 million after tax, or less than $0.01 per basic and diluted share) and approximately $1.4 million pre-tax ($0.9 million after tax, or $0.01 per basic and diluted share), respectively, during the three and six months ended June 30, 2007 related to the Company’s share-based payments.

The Company issues new shares to satisfy stock option exercises. During the three and six months ended June 30, 2007, respectively, there were 10,800 shares and 297,139 shares of new common stock issued pursuant to the Company’s Plans related to exercised stock options. The Company received approximately $0.2 million and $4.2 million during the three months ended June 30, 2007 and 2006, respectively, and approximately $7.1 million and $6.1 million during the six months ended June 30, 2007 and 2006, respectively, related to exercised stock options.

4.	Accumulated Other Comprehensive Income (Loss)

The components of total comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net income	$ 62.6	$ 93.7	$ 79.8	$ 118.6
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Net loss, net of tax	0.4	---	0.7	---
Prior service cost, net of tax	0.2	---	0.4	---
Defined benefit postretirement plans:
Net loss, net of tax	0.1	---	0.2	---
Net transition obligation, net of tax	---	---	0.1	---
Prior service cost, net of tax	0.1	---	0.1	---
Deferred hedging losses, net of tax	(8.1)	(4.1)	(13.6)	(4.6)
Amortization of cash flow hedge, net of tax	0.1	0.1	0.1	0.1
Total comprehensive income	$ 55.4	$ 89.7	$ 67.8	$ 114.1

The components of accumulated other comprehensive loss at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
(In millions)	2007	2006
Defined benefit pension plan:
Net loss, net of tax (($33.8) and ($34.9) pre-tax, respectively)	$ (20.7)	$ (21.4)
Prior service cost, net of tax (($5.0) and ($5.6) pre-tax, respectively)	(3.0)	(3.4)
Defined benefit postretirement plans:
Net loss, net of tax (($11.4) and ($11.7) pre-tax, respectively)	(5.2)	(5.4)
Net transition obligation, net of tax (($1.1) and ($1.2) pre-tax, respectively)	(0.7)	(0.8)
Prior service cost, net of tax (($1.0) and ($1.1) pre-tax, respectively)	(0.6)	(0.7)
Deferred hedging gains (losses), net of tax (($13.1) and $9.1 pre-tax, respectively)	(8.0)	5.6
Settlement and amortization of cash flow hedge, net of tax (($2.9) and ($3.1) pre- tax, respectively)	(1.8)	(1.9)
Total accumulated other comprehensive loss	$ (40.0)	$ (28.0)

5.	Enogex – Discontinued Operations

In March 2006, Enogex announced that its wholly owned subsidiary, Enogex Gas Gathering LLC, had entered into an agreement to sell certain gas gathering assets in the Kinta, Oklahoma, area. The assets included in the transaction were approximately 568 miles of gas gathering pipeline and 22 compressor units with current volumes of approximately 145 million cubic feet per day, all in eastern Oklahoma. The sale price was approximately $93 million. This transaction closed on May 1,

2006 and Enogex recorded an after tax gain of approximately $34.1 million during the second quarter of 2006. The proceeds from the sale were used, among other things, to reduce short-term debt levels and fund capital expenditures.

The Condensed Consolidated Financial Statements of the Company have been reclassified to reflect the sale of these assets in Kinta, Oklahoma, which were part of the natural gas transportation and storage and gathering and processing segments, as discontinued operations. Accordingly, revenues, costs and expenses and cash flows of these assets that were sold have been excluded from the respective captions in the Condensed Consolidated Financial Statements and have been separately reported as discontinued operations in the applicable financial statement captions. Summarized financial information for the discontinued operations as of June 30 is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
( In millions)	2007	2006	2007	2006
Operating revenues from discontinued operations	$ ---	$ 2.8	$ ---	$ 9.4
Income from discontinued operations before taxes	$ ---	$ 58.8	$ ---	$ 60.1

6.	Income Taxes

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
( In millions)	2007	2006	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3	2.6	2.3	3.0
Amortization of net unfunded deferred taxes	0.9	1.8	0.9	1.2
Federal renewable energy credit (A)	(2.3)	---	(2.3)	---
Federal investment tax credits, net	(1.3)	(1.4)	(2.0)	(1.9)
401(k) dividends	(0.7)	(0.9)	(0.7)	(1.1)
Medicare Part D subsidy	(0.6)	(0.7)	(0.6)	(0.6)
Other	0.6	0.1	0.4	---
Effective income tax rate as reported	33.9%	36.5%	33.0%	35.6%

(A) These are credits OG&E began earning associated with the production from its 120 megawatt (“MW”) wind farm in northwestern Oklahoma (“Centennial”) that was placed in service during January 2007.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001. During 2005, new guidelines were issued by the Internal Revenue Service (“IRS”) related to the change in the method of accounting used to capitalize costs for self-construction discussed above. The Company’s current IRS examination process for years 2002 and 2003, which was completed in the second quarter of 2006, identified this change in method of accounting as an issue under examination. As a result of their examination, the IRS disagreed with the change OG&E made in 2002 and determined that OG&E should change its tax method of accounting for the capitalization of costs for self-

constructed assets to another method prescribed in the Income Tax regulations. The Company filed a formal protest with the IRS on July 21, 2006 (related to the 2002 and 2003 examination) requesting a hearing with the IRS to review the IRS’s determination that the tax accounting method OG&E elected in 2002 was not appropriate. On August 17, 2006, the Company made a deposit with the IRS in anticipation that a portion of prior year deductions will be disallowed. During the first quarter of 2007, the IRS concluded its examination of the 2004 tax year and proposed significant adjustments related to the same method of accounting issue as the previous two years. The Company continues to disagree with the adjustments and filed a separate protest on April 2, 2007 related to the 2004 tax year. The impact of this matter on future cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see discussion of the tax method of accounting for the capitalization of costs for self-constructed assets above). Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and recognizes penalties in operating and maintenance expense. During each of the three month periods ended June 30, 2007 and 2006, OG&E recorded approximately $0.8 million in interest. During each of the six month periods ended June 30, 2007 and 2006, OG&E recorded approximately $1.6 million in interest. At June 30, 2007 and December 31, 2006, respectively, the Company had approximately $11.3 million and $3.5 million of accrued interest, an increase of approximately $7.8 million. This increase was primarily due to an additional interest accrual of approximately $6.2 million in accordance with FIN No. 48 related to the tax method of accounting for the capitalization of costs for self-constructed assets.

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

7.	Earnings Per Share

Outstanding shares for purposes of basic and diluted earnings per average common share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Average Common Shares Outstanding
Basic average common shares outstanding	91.8	90.9	91.6	90.8
Effect of dilutive securities:
Employee stock options and unvested stock grants	0.3	0.3	0.3	0.3
Contingently issuable shares (performance units)	0.6	0.8	0.6	0.8
Diluted average common shares outstanding	92.7	92.0	92.5	91.9
Anti-dilutive shares excluded from EPS calculation	---	0.3	---	0.3

8.	Long-Term Debt

At June 30, 2007, the Company was in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

OG&E’s $125.0 million principal amount 6.65 percent Senior Notes (“Senior Notes”) due July 15, 2027, were repayable on July 15, 2007, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2007. Only holders who submitted requests for repayment between May 15, 2007 and June 15, 2007 were entitled to such repayments. In June 2007, OG&E received a request for repayment of approximately $50,000 of the Senior Notes, which is classified as long-term due within one year debt at June 30, 2007. This amount was subsequently paid on July 15, 2007. The remaining portion of the Senior Notes is classified as long-term debt at June 30, 2007.

OG&E has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.57% - 4.00%	Garfield Industrial Authority, January 1, 2025	$ 47.0
3.45% - 3.92%	Muskogee Industrial Authority, January 1, 2025	32.4
3.46% - 4.02%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$ 135.4

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

The short-term debt balance was approximately $68.3 million at June 30, 2007. There was no short-term debt outstanding at December 31, 2006. The following table shows the Company’s revolving credit agreements and available cash at June 30, 2007.

Revolving Credit Agreements and Available Cash (In millions)
	Amount	Amount	Weighted-Average
Entity	Available	Outstanding	Interest Rate	Maturity
OGE Energy Corp. (A)	$ 600.0	$ 68.0	5.4725	December 6, 2011 (C)
OG&E (B)	400.0	---	---	December 6, 2011 (C)
	1,000.0	68.0	5.4725
Cash	4.1	N/A	N/A	N/A
Total	$ 1,004.1	$ 68.0	5.4725

(A) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2007, there was approximately $68.0 million in outstanding commercial paper borrowings.
(B) This bank facility is available to back up OG&E’s commercial paper borrowings and to provide revolving credit borrowings. At June 30, 2007, OG&E had outstanding approximately $3.1 million supporting letters of credit and no commercial paper borrowings.
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

10.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity; and (ii) measure the fair value of the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2006 for the Company. The requirement to measure plan assets and benefit obligations at fair value in accordance with SFAS No. 157 as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 also requires additional disclosures for defined benefit pension plans and other defined benefit postretirement plans.

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost	$ 5.3	$ 5.1	$ 10.6	$ 10.2
Interest cost	8.1	7.6	16.2	15.4
Return on plan assets	(10.9)	(9.5)	(21.9)	(19.1)
Amortization of net loss	2.6	4.1	5.3	8.3
Amortization of recognized prior service cost	1.5	1.4	2.9	2.9
Net periodic benefit cost (A)	$ 6.6	$ 8.7	$ 13.1	$ 17.7

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost	$ 1.0	$ 0.9	$ 2.0	$ 1.8
Interest cost	3.1	3.0	6.2	6.0
Return on plan assets	(1.5)	(1.4)	(3.0)	(2.8)
Amortization of transition obligation	0.7	0.7	1.4	1.4
Amortization of net loss	1.6	2.1	3.1	4.3
Amortization of recognized prior service cost	0.5	0.5	1.0	1.0
Net periodic benefit cost	$ 5.4	$ 5.8	$ 10.7	$ 11.7

(A) In addition to the $13.1 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the six months ended June 30, 2007, OG&E also recognized an expense of approximately $2.5 million related to the change in the regulatory asset identified as Pension Plan Expenses in Note 1.

Pension Plan Funding

The Company previously disclosed in its 2006 Form 10-K that it may contribute up to $50 million to its pension plan during 2007. In the second quarter of 2007, the Company contributed approximately $40 million to its pension plan and currently expects to contribute an additional $10 million to its pension plan during the remainder of 2007. Any additional expected contributions to the pension plan during 2007 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

11.	Report of Business Segments

Historically, the Company’s business was divided into two reportable segments, electric utility and natural gas pipeline. In its segment note, however, the Company had provided supplemental revenue and operating income information for each of the three businesses in Enogex’s natural gas pipeline segment. As part of the process of preparing the registration statement on Form S-1 for OGE Enogex Partners L.P. that was filed on June 27, 2007 and as discussed in Note 1 above, the Company determined that, for reporting purposes, Enogex, as a stand-alone entity, had three segments – (i) natural gas transportation and storage, (ii) natural gas gathering and processing and (iii) natural gas marketing. Therefore, beginning with the second quarter of 2007, the Company’s business is now divided into four reportable segments for reporting purposes. These segments are as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing. Other Operations for the three and six months ended June 30, 2007 and 2006 primarily included consolidating eliminations. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss and, therefore, has presented this information below. The following tables summarize the results of the Company’s business segments for the three and six months ended June 30, 2007 and 2006. The results of the Company’s business segments have been restated for all prior periods presented to conform to the 2007 presentation.

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
June 30, 2007	Utility	Storage	Processing	Marketing	Operations	Intersegment	Total
(In millions)

Operating revenues	$ 429.9	$ 67.0	$ 193.0	$ 385.1	$ ---	$ (161.6)	$ 913.4
Cost of goods sold	237.3	26.8	152.4	370.0	---	(161.6)	624.9
Gross margin on
revenues	192.6	40.2	40.6	15.1	---	---	288.5
Other operation and
maintenance	78.1	11.9	16.9	1.6	(2.6)	---	105.9
Depreciation	34.6	4.3	6.9	0.1	1.9	---	47.8
Taxes other than income	13.3	2.7	0.8	0.1	0.7	---	17.6
Operating income	$ 66.6	$ 21.3	$ 16.0	$ 13.3	$ ---	$ ---	$ 117.2
Total assets	$ 3,696.7	$ 1,450.2	$ 862.4	$ 165.2	$ 2,038.6	$ (3,263.5)	$ 4,949.6

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
June 30, 2006	Utility	Storage	Processing	Marketing	Operations	Intersegment	Total
(In millions)

Operating revenues	$ 444.7	$ 63.1	$ 166.6	$ 420.0	$ ---	$ (160.1)	$ 934.3
Cost of goods sold	229.6	35.9	124.4	419.8	---	(159.5)	650.2
Gross margin on
revenues	215.1	27.2	42.2	0.2	---	(0.6)	284.1
Other operation and
maintenance	80.0	8.8	13.9	2.7	(2.4)	---	103.0
Depreciation	33.2	4.5	5.9	---	1.9	---	45.5
Taxes other than income	13.1	2.7	1.4	0.1	0.6	---	17.9
Operating income (loss)	$ 88.8	$ 11.2	$ 21.0	$ (2.6)	$ (0.1)	$ (0.6)	$ 117.7
Total assets	$ 3,387.4	$ 1,430.0	$ 822.4	$ 197.4	$ 1,946.7	$ (3,069.9)	$ 4,714.0

		Transportation	Gathering
Six Months Ended	Electric	and	and		Other
June 30, 2007	Utility	Storage	Processing	Marketing	Operations	Intersegment	Total
(In millions)

Operating revenues	$ 770.6	$ 126.1	$ 358.6	$ 846.5	$ ---	$ (306.9)	$ 1,794.9
Cost of goods sold	437.2	55.9	276.1	829.5	---	(306.9)	1,291.8
Gross margin on
revenues	333.4	70.2	82.5	17.0	---	---	503.1
Other operation and
maintenance	152.3	22.3	32.9	3.0	(5.8)	---	204.7
Depreciation	70.0	8.7	13.8	0.1	3.9	---	96.5
Taxes other than income	28.5	6.1	1.7	0.3	1.9	---	38.5
Operating income	$ 82.6	$ 33.1	$ 34.1	$ 13.6	$ ---	$ ---	$ 163.4
Total assets	$ 3,696.7	$ 1,450.2	$ 862.4	$ 165.2	$ 2,038.6	$ (3,263.5)	$ 4,949.6

		Transportation	Gathering
Six Months Ended	Electric	and	and		Other
June 30, 2006	Utility	Storage	Processing	Marketing	Operations	Intersegment	Total
(In millions)

Operating revenues	$ 818.7	$ 127.7	$ 326.5	$ 1,097.1	$ ---	$ (325.9)	$ 2,044.1
Cost of goods sold	467.3	59.6	246.1	1,090.8	---	(325.1)	1,538.7
Gross margin on
revenues	351.4	68.1	80.4	6.3	---	(0.8)	505.4
Other operation and
maintenance	159.7	19.7	29.3	5.0	(5.2)	---	208.5
Depreciation	66.3	9.0	11.6	---	3.5	---	90.4
Taxes other than income	26.8	6.1	2.1	0.3	1.7	---	37.0
Operating income	$ 98.6	$ 33.3	$ 37.4	$ 1.0	$ ---	$ (0.8)	$ 169.5
Total assets	$ 3,387.4	$ 1,430.0	$ 822.4	$ 197.4	$ 1,946.7	$ (3,069.9)	$ 4,714.0

12.	Commitments and Contingencies

Except as set forth below and in Note 13, the circumstances set forth in Notes 17 and 18 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Agreement with Cheyenne Plains Gas Pipeline Company, L.L.C.

Cheyenne Plains Gas Pipeline Company, L.L.C (“Cheyenne Plains”) operates the Cheyenne Plains Pipeline that provides firm transportation services in Wyoming, Colorado and Kansas with a capacity of 730,000 decatherms/day (“Dth/day”). OGE Energy Resources, Inc. (“OERI”), a wholly owned subsidiary of the Company, entered into a Firm Transportation Service Agreement (“FTSA”) with Cheyenne Plains in 2004 for 60,000 Dth/day of firm capacity on the Cheyenne Plains Pipeline. The FTSA was for a 10-year term beginning with the in-service date of the Cheyenne Plains Pipeline in March 2005 with an annual demand fee of approximately $7.4 million. Effective March 1, 2007, OERI and Cheyenne Plains amended the FTSA to provide for OERI to turn back 20,000 Dth/day of its capacity beginning in January 2008 for the remainder of the term. OERI’s new demand fee obligations, net of this turn back and other immaterial release agreements, are estimated at approximately $6.9 million in 2007; $5.9 million in 2008; $6.5 million for each of the years 2009 through 2014; and $1.6 million in 2015.

Agreement with Midcontinent Express Pipeline, LLC

On December 15, 2006, Enogex announced that it had entered into a firm capacity lease agreement with Midcontinent Express Pipeline, LLC for a primary term of 10 years (subject to possible extensions) for capacity on the Enogex system. The leased capacity provided for in this agreement is up to 500 million cubic feet (“MMcf”) per day and is dependent on the shipper volumes that commit to the project. Enogex’s capacity will be a part of the proposed Midcontinent Express Pipeline (“MEP”), a joint venture between Kinder Morgan Energy Partners, L.P. and Energy Transfer Partners, L.P. In addition to Enogex’s leased capacity, the proposed MEP project includes a new pipeline originating near Bennington, Oklahoma and terminating in Butler, Alabama. Pending necessary regulatory approval, the MEP project is currently expected to be in service during the first quarter of 2009. Enogex currently estimates that its capital expenditures related to this project during 2007 and 2008 will be between $65 million and $100 million. Enogex’s lease agreement with MEP is subject to certain contingencies including regulatory approvals. Prior to such approval, Enogex may incur expenditures of between approximately $20 million and $40 million primarily related to commitments for materials that can be sold or used in normal operations in the event the MEP project does not proceed. The amount not recovered or utilized for such expenditures is not expected to be material.

Purchased Power

On November 1, 2006, OG&E issued a request for proposal (“RFP”) for energy purchases for the summer of 2007 and signed a purchase contract for these purchases in April 2007. Because it is for a period of less than one year, the contract is not subject to the OCC’s 2006 competitive procurement rules. In March 2007, OG&E issued an RFP for capacity and/or firm energy purchases for the summer periods of 2008 through 2010. Completion of the process is expected in August 2007 and is subject to review by the OCC.

Natural Gas Measurement Cases

United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and OG&E. (United States District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (United States District Court for the Eastern District of Louisiana, Case No. 97-2089; United States District Court for the Western District of Oklahoma, Case No. 97-1009M.). On June 15, 1999, the Company was served with the plaintiff’s complaint, which is a qui tam action under the False Claims Act. Plaintiff Jack J. Grynberg, as individual relator on behalf of the United States Government, alleges:  (i) each of the named defendants have improperly or intentionally mismeasured gas (both volume and British thermal unit content) purchased from federal and Indian lands which have resulted in the under-reporting and underpayment of gas royalties owed to the United States Government; (ii) certain provisions generally found in gas purchase contracts are improper; (iii) transactions by affiliated companies are not arms-length; (iv) excess processing cost deduction; and (v) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages:  (a) additional royalties which he claims should have been paid to the United States Government, some percentage of which Grynberg, as relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring defendants to measure the way Grynberg contends is the better way to do so; and (e) interest, costs and attorneys’ fees.

In qui tam actions, the United States Government can intervene and take over such actions from the relator. The Department of Justice, on behalf of the United States Government, decided not to intervene in this action.

The plaintiff filed over 70 other cases naming over 300 other defendants in various Federal courts across the country containing nearly identical allegations. The Multi-District Litigation Panel entered its order in late 1999 transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and OG&E, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. The defendants also filed for other legal costs on December 18, 2006. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I). On September 24, 1999, various subsidiaries of the Company were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-federal lands. On April 10, 2003, the court entered an order denying class certification. On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003. In its amended petition, referred to as the Fourth Amended Petition, OG&E and Enogex Inc. were omitted from the case but two of Enogex’s subsidiaries remained as defendants. The plaintiffs’ Fourth Amended Petition seeks class certification and alleges that approximately 60 defendants, including two of Enogex’s subsidiaries, have improperly measured the volume of natural gas. The Fourth Amended Petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment. In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion. The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest. The plaintiffs also reserved the right to seek punitive damages.

Discovery was conducted on the class certification issues, and the parties fully briefed these same issues. A hearing on class certification issues was held April 1, 2005.

In May 2006, the court heard oral argument on a motion to intervene filed by Colorado Consumers Legal Foundation, which is claiming entitlement to participate in the putative class action. The court has not yet ruled on the motion to intervene.

On July 2, 2007, the court ordered the plaintiffs and defendants to file proposed findings of facts and conclusions of law on class certification by July 31, 2007. On July 31, 2007, the two subsidiaries of Enogex filed their proposed findings of fact and conclusions of law regarding conflict of law issues and the coordinated defendants filed their proposed findings of facts and conclusions of law on class certification.

The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Enogex.

Will Price, et al. v. El Paso Natural Gas Co., et al. (Price II). On May 12, 2003, the plaintiffs (same as those in Price I above) filed a new class action petition in the District Court of Stevens County, Kansas naming the same defendants and asserting substantially identical legal and/or equitable theories as in the amended petition of the Price I case. The plaintiffs allege that the defendants mismeasured the British thermal unit content of natural gas obtained from or measured for the plaintiffs. In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion. The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest. The plaintiffs also reserved the right to seek punitive damages.

Discovery was conducted on the class certification issues, and the parties fully briefed these same issues. A hearing on class certification issues was held April 1, 2005.

In May 2006, the court heard oral argument on a motion to intervene filed by Colorado Consumers Legal Foundation, which is claiming entitlement to participate in the putative class action. The court has not yet ruled on the motion to intervene.

On July 2, 2007, the court ordered the plaintiffs and defendants to file proposed findings of facts and conclusions of law on class certification by July 31, 2007. On July 31, 2007, the two subsidiaries of Enogex filed their proposed findings of fact and conclusions of law regarding conflict of law issues and the coordinated defendants filed their proposed findings of facts and conclusions of law on class certification.

The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Enogex.

Calpine Corporation Bankruptcy

Calpine Corporation, Calpine Energy Services, L.P., and several other affiliates (collectively “Calpine”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on December 20, 2005 (Case No. 05-60200 (BRL)) in the United States Bankruptcy Court, Southern District of New York. Enogex provides natural gas transportation services pursuant to long-term contracts to two Calpine-owned power generation plants in Oklahoma. Calpine is continuing to operate the plants and request services pursuant to the contracts. The total unpaid amount due to Enogex from Calpine is approximately $0.3 million which has been fully reserved on the Company’s books.

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

Environmental Laws and Regulations

OG&E

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. On May 31, 2006, the EPA issued a ruling which amended and clarified minor portions of the CAMR. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II beginning in 2018. The CAMR includes a cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that OG&E will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma has proposed to incorporate the EPA’s CAMR, along with the proposed mercury allowance allocations, into the state implementation program. OG&E is currently participating in the state rulemaking process and anticipates the rulemaking to be completed in 2008. The proposed Oklahoma rule was delayed due to public objection to the proposed rule and uncertainty about the outcome of ongoing litigation of the CAMR at the federal level. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The CAMR and the proposed state implementation plan will also require continuous monitoring of mercury emissions from OG&E’s coal-fired boilers beginning in 2009. The cost of the monitoring equipment is estimated at approximately $6.0 million, which is expected to be incurred during years 2007 and 2008. However, the cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

On June 15, 2005, the EPA issued final amendments to its 1999 regional haze rule. These regulations are intended to protect visibility in national parks and wilderness areas (“Class I areas”) throughout the United States.  In Oklahoma, the Wichita Mountains are the only area covered under the regulation. However, Oklahoma’s impact on parks in other states must also be evaluated. Sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. The state of Oklahoma has joined with eight other central states to address these visibility impacts.

In September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. Affected utilities are those which have “Best Available Retrofit Technology (“BART”) eligible sources” (sources built between 1962 and 1977). For OG&E, these include various generating units at various generating stations. Regulations, however, allow an owner or operator of a BART-eligible source to request and obtain a waiver from BART if modeling shows no significant impact on visibility in nearby Class I areas. Based on this modeling, the ODEQ made a preliminary determination to accept an application for a waiver for the Horseshoe Lake generating station. The Horseshoe Lake waiver is expected to be included in the ODEQ state implementation plan that must be submitted for the EPA approval by December 17, 2007. It is not known whether approval for the state implementation plan will be granted by the EPA.

The modeling did not support waivers for the affected units at the Seminole, Muskogee and Sooner generating stations. OG&E submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, OG&E submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants will achieve overall greater visibility improvement than BART in the affected Class I areas and the alternative plan extends the timeline for compliance to 2018. The estimated cost for this alternative plan and BART compliance plan for the Seminole power plant is approximately $470 million. The alternative compliance plan includes installing semi-dry scrubbers on three of four affected coal units and low NOX burner equipment on all four coal units. This alternative plan is subject to approval by the ODEQ and the EPA. OG&E has no guarantee that its alternative compliance plan will be approved. OG&E plans to spend approximately $0.2 million during 2007 related to the regional haze project. The cost to comply with the regional haze regulations could increase or decrease substantially based on the interpretation of the requirements by the ODEQ and the EPA, the availability of alternative control measures to achieve more cost effective visibility improvements, the availability of materials, labor force and the specific design criteria for OG&E’s generating units. OG&E expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E’s retail customers under House Bill 1910, which was enacted into law in May 2005.

With respect to the NOX regulations of the acid rain program, OG&E committed to meeting a 0.45 lbs/million British thermal unit (“MMBtu”) NOX emission level in 1997 on all coal-fired boilers. As a result, OG&E was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. OG&E’s average NOX emissions from its coal-fired boilers for 2006 were approximately 0.33 lbs/MMBtu. The regulations require that OG&E achieve a NOX emission level of 0.40 lbs/MMBtu for these boilers beginning in 2008. It is expected that NOX emissions will be further reduced to 0.15 lbs/MMBtu by 2016 if the regional haze compliance plan discussed above is approved by the EPA. Further reductions in NOX emissions could be required if the ODEQ determines that such NOX emissions are impacting the air quality of the Tulsa or Oklahoma City metropolitan areas, or if Oklahoma becomes non-attainment with the fine particulate standard. Any of these scenarios would likely require significant capital and operating expenditures.

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone. However, future elevated readings could lead to redefinition of these areas as non-attainment. Both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures are required to be enacted to reduce ozone. This compact expires in December 2007. However, the EPA has proposed continuation through a similar program called Ozone Flex, in which both Oklahoma City and Tulsa are expected to participate. Currently, the EPA is reevaluating the current ozone standard and proposed further reductions in the ambient standard on June 20, 2007. The Company cannot predict the final outcome of this evaluation or its timing or affect on the Company’s operations.

Water

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. OG&E has engaged a consultant who has developed the required documentation for four OG&E facilities. These documents were submitted to the state agency on December 7, 2005 for review and approval. OG&E has also provided the state of Oklahoma with information and requests that, if approved by the state, may reduce the impact of the Section 316(b) rules on OG&E because OG&E’s position, if approved, would not require three of the four OG&E facilities to comply with the Section 316(b) rules. On January 25, 2007, a federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities should be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. It is not clear what changes, if any, the EPA will ultimately make to the rules or how those changes may affect OG&E. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules, capital and/or operating costs may increase at any affected OG&E generating facility.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. When appropriate, management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Consolidated Financial Statements. Except as otherwise stated above, in Note 13 below, in Item 1 of Part II of this Form 10-Q, in Notes 17 and 18 of Notes to the Company’s Consolidated Financial Statements included in the Company’s 2006 Form 10-K and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 18 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

OCC Order Confirming Savings / Acquisition of Power Plant

The 2002 agreed-upon settlement of an OG&E rate case (“2002 Settlement Agreement”) required that, if OG&E did not acquire electric generation of not less than 400 MW (“New Generation”) by December 31, 2003, OG&E must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. In August 2003, OG&E signed an agreement to purchase a 77 percent interest in the 520 MW natural gas-fired combined cycle NRG McClain Station (“McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, OG&E entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to OG&E’s customers. OG&E requested that the OCC confirm that the steps it had taken, including the power purchase agreement, were satisfying the customer savings obligation under the 2002 Settlement Agreement and that OG&E would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that OG&E was delivering savings to its customers as required under the 2002 Settlement Agreement. The order removed any uncertainty over whether the OCC believed OG&E had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding appealed the OCC’s order to the Oklahoma Supreme Court. The appeal was denied and the OCC order is considered final.

On July 9, 2004, OG&E completed the acquisition of a 77 percent interest in the McClain Plant. This transaction was intended to satisfy the requirement in the 2002 Settlement Agreement to acquire New Generation.

On June 7, 2007, OG&E filed an application with the OCC supporting its compliance with the 2002 Settlement Agreement in which OG&E stated that the acquisition of the McClain Plant provided savings to its Oklahoma customers in excess of $177 million over the three-year period of January 1, 2004 through December 31, 2006. In the event the OCC concludes that

OG&E is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, OG&E will be required to credit its Oklahoma customers any unrealized savings below $75.0 million. OG&E expects the OCC to issue an order by the end of 2007 in this matter.

Security Enhancements

On April 8, 2002, OG&E filed a joint application with the OCC Staff requesting approval for security investments and a rider to recover these costs from the ratepayers. On October 28, 2004, all parties signed a joint stipulation that contains the OCC Staff’s recommendations and authorizes up to a $5 million annual recovery from OG&E’s customers for security enhancement. On December 21, 2004, the OCC issued an order approving the stipulation, which included a security rider. OG&E implemented the security rider with the first billing period in July 2006 and began charging OG&E’s Oklahoma customers approximately $2.4 million annually. The OCC authorized tariff provides that the security rider may be updated quarterly. In December 2006, OG&E updated the security rider to recover approximately $2.9 million annually beginning with the first billing cycle in January 2007. OG&E also filed an application with the OCC on December 15, 2006 to amend its security plan to seek approval of approximately $7.6 million of cost increases related to the expanded scope of previously authorized projects and approximately $10.9 million for new security projects with an associated annual revenue requirement of approximately $2.7 million. On May 16, 2007, a settlement agreement was reached with the parties in this matter recommending approximately $17.6 million of security capital expenditures and the associated revenue requirement of approximately $2.6 million. On May 30, 2007, the administrative law judge recommended approval of the settlement agreement. On June 26, 2007, the OCC issued an order which approved the settlement agreement with new rates being implemented during the first billing cycle of July 2007.

Review of OG&E’s Fuel Adjustment Clause for Calendar Year 2005

The OCC routinely audits activity in OG&E’s fuel adjustment clause for each calendar year. In October 2006, the OCC Staff filed an application for a review of OG&E’s 2005 fuel adjustment clause. On July 12, 2007, the OCC Staff filed testimony that OG&E was in compliance with its authorized fuel adjustment clause for calendar year 2005. A hearing is scheduled for August 23, 2007.

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

OG&E Wind Power Filing

In January 2007, OG&E’s 120 MW Centennial wind farm was fully in service. From January 1, 2007 through June 30, 2007, OG&E spent approximately $29.4 million related to the Centennial wind farm for total expenditures in 2006 and 2007 of approximately $200.5 million. The OCC previously issued its order approving a settlement agreement relating to the Centennial wind power contract and authorizing a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that OG&E shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the Centennial wind farm in OG&E’s rate base. Pursuant to the settlement agreement, OG&E sent notice to the OCC on January 17, 2007 informing the OCC that the Centennial wind farm was operational, triggering the recovery rider for the first billing cycle in February 2007. The recovery rider is designed to recover the lower of a capped or actual revenue requirement including a return on equity of 10.75 percent. OG&E expects the recovery rider to remain in effect through late 2009. Also, the recent rate order from the APSC discussed below allows for the recovery of the portion of the Centennial wind farm allocable to OG&E’s customers in Arkansas.

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

Pending Regulatory Matters

Proposed Construction of Power Plant

On July 18, 2006, the Company announced plans for OG&E to partner with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at OG&E’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of OG&E’s successful bid in PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO. The unit, to be called Red Rock, is expected to be one of the cleanest burning coal units of its size and will use low sulfur coal from the Powder River Basin, which is located near Gillette, Wyoming. OG&E will operate the facility and expects to spend approximately $760 million in construction costs related to its 42 percent ownership percentage in the project and approximately $30 million in transmission costs for the project. PSO will own 50 percent and the OMPA will own eight percent. On December 1, 2006, OG&E submitted an application to the ODEQ for an air permit for the Red Rock plant. OG&E is seeking to have the air permit approved by the ODEQ by November 1, 2007. OG&E expects construction to begin in late 2007 or early 2008 and is targeting the completion of the power plant in 2012. OG&E filed an application with the OCC on January 17, 2007 asking the OCC to find that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover OG&E’s overall cost of capital on the investment during the construction period. The OCC rules provide that the OCC has up to 240 days to issue an order determining OG&E’s pre-approval request; however, OG&E’s application requested that the OCC issue an order by July 20, 2007. On March 1, 2007, the OCC issued an order consolidating OG&E’s application with two applications by PSO which seek pre-approval of proposed generation facilities, including PSO’s portion of Red Rock. The OCC order also adopted a procedural schedule which includes a hearing on the consolidated applications that commenced in July 2007. OG&E subsequently advised the OCC that it was now requesting an order before September 15, 2007. Absent a settlement, the earliest OG&E expects an order from the OCC is September 2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory and environmental approvals. Under the construction, ownership and operating agreement between OG&E, PSO and the OMPA, the parties could incur up to $60 million (of which approximately $25 million would be borne by OG&E) prior to the receipt of acceptable regulatory approvals and permits. If such approvals and permits were not obtained and the Red Rock project was abandoned, the Company can provide no assurance that these expenditures incurred by OG&E would be recoverable in future rates. As of June 30, 2007, OG&E has incurred approximately $6.1 million of capitalized costs associated with the Red Rock project.

On June 8, 2007, Chesapeake Energy Corp. and the Quality Service Coalition filed an application for a writ of prohibition with the Oklahoma Supreme Court against the OCC. These parties seek to enjoin the OCC from proceeding on the applications of OG&E and PSO before the OCC regarding the Red Rock project. The petitioners in this action contend that the OCC does not have authority under the Oklahoma Constitution to provide any form of “pre-approval” of the utility facilities. They further contend that the Oklahoma Legislature, in enacting the statute that specifically authorizes the OCC to conduct the proceedings at issue, went beyond the OCC’s existing constitutional authority. A hearing on the application was held before a referee of the Oklahoma Supreme Court on July 10, 2007. The Company is actively participating in these proceedings. While the Company cannot predict the outcome of this proceeding, the Company’s view is that the statute is constitutional and that the OCC does have authorization to act on OG&E pre-approval request.

OG&E FERC Audit

On May 29, 2006, the FERC notified OG&E that it was commencing an audit to determine whether and how OG&E is complying with: (i) its Open Access Transmission Tariff; (ii) requirements of its market-based rate authorization; (iii) Standards of Conduct and Open Access Same-Time Information System; and (iv) wholesale fuel adjustment clause tariff and other requirements contained in the FERC regulations. Over the past several years, the FERC has conducted numerous audits of utilities across the country to ensure regulatory compliance. On June 29, 2007, the FERC issued its final audit report. In its report, the FERC made a limited set of findings and recommended certain actions which OG&E has implemented. Among its findings, the FERC concluded that OG&E did not make the appropriate refunds to certain wholesale customers subsequent to the OCC issuing an order changing the amount of storage costs in OG&E’s gas transportation and storage agreement with Enogex that are recoverable from Oklahoma retail customers.  As a result, OG&E recomputed billings made after May 2003 to certain wholesale customers and issued refunds in accordance with the FERC regulations.  The total amount of the refunds was approximately $1.0 million, including interest, which OG&E had fully reserved on its books in December 2006.

Enogex FERC Audit

On May 29, 2007, the FERC notified Enogex that it was commencing an audit to determine whether and how Enogex is complying with periodic regulatory reporting requirements for intrastate pipelines. On the same day as the FERC contacted Enogex, the FERC also notified a number of other intrastate pipelines and storage entities with market-based rates of comparable audits. The FERC has discretion to impose substantial fines on regulated entities that disregard or violate the provisions of the Natural Gas Policy Act and the FERC’s implementing regulations thereunder. In preparing for the audit, Enogex realized and advised the FERC Staff that it had inadvertently failed to timely file three storage reports required under the FERC regulations. Enogex promptly submitted those storage reports to the FERC. Enogex has responded to the FERC Staff’s data requests relating to the audit. At this time, Enogex cannot predict either the final outcome or the timing of the completion of this audit.

Southwest Power Pool

The SPP filed with the FERC on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based energy imbalance service market that will require cash settlements for over or under generation. Market participants, including OG&E, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the SPP may order certain dispatching of generating units and has implemented a market monitoring plan that provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. On March 20, 2006, the FERC issued an order that conditionally accepted a portion of the filing and suspended and rejected other portions of the filing. After several delays, the SPP Board of Directors voted to implement the energy imbalance service market no earlier than February 1, 2007. The SPP filed a certification of readiness to the FERC on January 18, 2007 that addressed issues raised by intervenors to the proceeding. The SPP energy imbalance service market began operations on February 1, 2007. As one condition to participation in the energy imbalance service market, OG&E, as well as other balancing authorities in the SPP, were required to submit open access tariff schedules setting forth the rates, terms and conditions for the provision of emergency energy service. OG&E submitted the required schedule on September 13, 2006, in Docket No. ER06-1488-000. On January 31, 2007, the FERC issued an order conditionally accepting OG&E’s proposed emergency energy schedule, subject to OG&E submitting, within 30 days, a compliance filing making certain revisions required by the FERC. On March 6, 2007, OG&E filed its compliance filing. On May 4, 2007, the FERC accepted OG&E’s compliance filing with an effective date of February 1, 2007. Parties in this matter had 30 days to request a rehearing. No request for rehearing was filed with the FERC and OG&E believes the order is final.

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

On March 21, 2006, the FERC issued an order conditionally accepting OG&E’s and OERI’s proposal to mitigate the presumption of market power in OG&E’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by OG&E and OERI, and concluded that OG&E and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within OG&E’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within OG&E’s control area (instead of only to sales sinking to load within OG&E’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, OG&E and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates. The FERC has not yet acted on OG&E’s April 20, 2006, July 25, 2006 or August 25, 2006 filings. On February 6, 2007, OG&E and OERI submitted to the FERC a change in status report notifying the FERC that OG&E has placed into service OG&E’s Centennial wind farm, a wind farm with a nameplate capacity rating of 120 MW. OG&E and OERI explained that adding this capacity was not material to the FERC’s grant of market-based rate status to OG&E and OERI. On March 9, 2007, the FERC accepted OG&E’s and OERI’s change of status filing. On June 21, 2007, the FERC issued a final rule codifying and revising standards for market-based rate sales of electric energy, capacity and ancillary services. This final rule clarifies the scope of the mitigation applicable to sales within OG&E’s control area. OG&E must begin complying with the final rule 60 days after its publication in the Federal Register and must formally incorporate certain provisions into its market-based rate tariff the next time OG&E proposes a tariff change, makes a change in status filing or submits an updated market power analysis.

North American Electric Reliability Council

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with monetary penalties. The FERC has approved the North American Electric Reliability Council (“NERC”) as the Electric Reliability Organization for North America and delegated to it the development and enforcement of electric transmission reliability rules. On April 19, 2007, the FERC approved the SPP as a Regional Entity whose primary function is to review and enforce compliance of reliability standards with all registered entities in the region. On March 16, 2007, the FERC approved 83 mandatory NERC reliability standards which became effective June 18, 2007. OG&E recently completed a NERC audit and expects a report to be issued by the NERC in August 2007. The Company is subject to periodic NERC compliance audits and cannot predict the outcome or timing of those audits.

National Legislative Initiatives

In June 2007, the Senate approved a bill that largely focused on increasing energy efficiency standards for the use of electricity in appliances, residential and commercial buildings. Also, the House of Representatives is currently discussing a bill addressing, among other things, smart grid development, increased use of cogeneration, extension of tax credits for renewable energy generation such as wind and solar, tax incentives for plug in hybrid vehicle development and accelerated depreciation for investment in smart meters.

State Legislative Initiatives

In the 2007 legislative session, a bill was introduced in the Oklahoma legislature which proposed that electric utilities record fuel or natural gas removed from storage using the weighted-average cost method of accounting for inventory. Historically, the Company has used the last-in, first-out method of accounting for inventory removed from storage. This bill passed the legislature and was signed into law on June 5, 2007 and is effective January 1, 2008. Management does not believe the impact of this accounting change will be material to its consolidated financial position and results of operations.

14.	Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the Company’s financial instruments, including derivative contracts related to the Company’s price risk management activities, which have significantly changed since December 31, 2006.

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Price Risk Management Assets
Energy Trading Contracts	$ 19.6	$ 19.6	$ 39.1	$ 39.1
Interest Rate Swaps	---	---	0.9	0.9

Price Risk Management Liabilities
Energy Trading Contracts	$ 7.1	$ 7.1	$ 6.7	$ 6.7

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OGE Energy Corp. (collectively, with its subsidiaries, the “Company”) is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through four business segments: (i) electric utility, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through Oklahoma Gas and Electric Company (“OG&E”) and are subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission and the Federal Energy Regulatory Commission (“FERC”). OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. OG&E sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

The operations of the natural gas transportation and storage, natural gas gathering and processing and natural gas marketing segments are part of the natural gas pipeline business conducted by Enogex Inc. and its subsidiaries (“Enogex”). The vast majority of Enogex’s natural gas gathering, processing, transportation and storage assets are located in the major gas producing basins of Oklahoma.

Formation of OGE Enogex Partners L.P.

In May 2007, the Company formed OGE Enogex Partners L.P., a Delaware limited partnership (the “Partnership”), as part of its strategy to further develop Enogex’s natural gas midstream assets and operations. On June 27, 2007, the Partnership filed its initial registration statement for a proposed initial public offering of its common units, representing limited partner interests in the Partnership (the “Offering”). Prior to the closing of the Offering, Enogex Inc., which is currently an Oklahoma corporation, would convert to Enogex LLC, a Delaware limited liability company.

In connection with the Offering, the Company is expected to contribute an approximately 25% membership interest in Enogex LLC to a wholly owned subsidiary of the Partnership that would serve as Enogex LLC’s managing member and would control its assets and operations. A wholly owned subsidiary of the Company would retain the remaining approximately 75% membership interest in Enogex LLC. It is currently contemplated that at the completion of the Offering, the Company will indirectly own a 63.9% limited partner interest and a 2% general partner interest in the Partnership. The Company would also own the Partnership’s general partner.

At the date of this quarterly report, the registration statement relating to the Offering is not effective. The completion of the Offering is subject to numerous conditions and no assurances can be made that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time that the registration statement becomes effective. The information contained in this quarterly report with respect to the Offering shall not constitute an offer to sell or a solicitation of an offer to buy any securities.

From a financial reporting perspective, the formation of the Partnership had no effect on the Company’s financial statements as of and for the periods ended June 30, 2007 (other than causing the Company to report four business segments rather than two (see Note 11 of Notes to Condensed Consolidated Financial Statements). In the event that, and beginning with the period in which, the Offering is completed, the Company will consolidate the results of the Partnership with minority interest treatment for the common units of the Partnership owned by unitholders other than the Company or its consolidated subsidiaries.

Overview

Summary of Operating Results

Quarter ended June 30, 2007 as compared to quarter ended June 30, 2006

The Company reported net income of approximately $62.6 million, or $0.68 per diluted share, during the three months ended June 30, 2007, as compared to approximately $93.7 million, or $1.02 per diluted share, during the three months ended June 30, 2006. The decrease in net income of approximately $31.1 million, or $0.34 per diluted share, during the three months ended June 30, 2007 as compared to the same period in 2006 was due to:

•

a decrease in net income at OG&E of approximately $8.9 million, or $0.10 per diluted share of the Company’s common stock, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 reflecting significantly cooler weather in OG&E’s service territory;

•

a decrease in net income at Enogex (including discontinued operations) of approximately $23.2 million, or $0.26 per diluted share of the Company’s common stock during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, of which $0.39 per diluted share was due to a reduction in earnings associated with discontinued operations partially offset by higher gross margins on revenues (“gross margin”) in Enogex’s transportation and storage and marketing segments; and

•

a net loss at the holding company of approximately $0.6 million, or less than $0.01 per diluted share, during the three months ended June 30, 2007, as compared to a net loss of approximately $1.6 million, or $0.02 per diluted share, during the three months ended June 30, 2006, primarily due to an increase in other income during the three months ended June 30, 2007 related to the Company’s deferred compensation plan and restoration of retirement income plan and an increase in interest income primarily due to increased advances to OG&E partially offset by a lower income tax benefit.

Enogex’s net income for the three months ended June 30, 2007 of approximately $28.1 million discussed above included a gain of approximately $2.2 million at OGE Energy Resources, Inc. (“OERI”) resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on June 30, 2007. The offsetting reduction in gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, at June 30, 2007, OERI recorded a gain of approximately $0.7 million resulting from recording economic storage hedges at market value. The offsetting reduction in gains from the sale of withdrawals from inventory are expected to be realized during the remainder of 2007 and through the first quarter of 2008.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

The Company reported net income of approximately $79.8 million, or $0.86 per diluted share, during the six months ended June 30, 2007, as compared to approximately $118.6 million, or $1.29 per diluted share, during the six months ended June 30, 2006. The decrease in net income of approximately $38.8 million, or $0.43 per diluted share, during the six months ended June 30, 2007 as compared to the same period in 2006 was due to:

•

a decrease in net income at OG&E of approximately $5.9 million, or $0.07 per diluted share of the Company’s common stock, during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 reflecting significantly cooler weather in OG&E’s service territory;

•

a decrease in net income at Enogex (including discontinued operations) of approximately $34.7 million, or $0.38 per diluted share of the Company’s common stock during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, of which $0.40 per diluted share was due to a reduction in earnings associated with discontinued operations; and

•

a net loss at the holding company of approximately $0.8 million, or $0.01 per diluted share, during the six months ended June 30, 2007, as compared to a net loss of approximately $2.6 million, or $0.03 per diluted share, during the six months ended June 30, 2006, primarily due to an increase in other income during the six months ended June 30, 2007 related to the Company’s deferred compensation plan and restoration of retirement income plan and an increase in interest income primarily due to increased advances to OG&E partially offset by a lower income tax benefit.

Enogex’s net income for the six months ended June 30, 2007 of approximately $43.6 million discussed above included a loss of approximately $1.9 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on June 30, 2007. The offsetting gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, at June 30, 2007, OERI recorded a loss of approximately $1.4 million resulting from recording economic storage hedges at market value. The offsetting gains from the sale of withdrawals from inventory are expected to be realized during the remainder of 2007 and through the first quarter of 2008.

Proposed Construction of Power Plant

On July 18, 2006, the Company announced plans for OG&E to partner with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 megawatt (“MW”) coal unit at OG&E’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of OG&E’s successful bid in PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO. The unit, to be called Red Rock, is expected to be one of the cleanest burning coal units of its size and will use low sulfur coal from the Powder River Basin, which is located near Gillette, Wyoming. OG&E will operate the facility and expects to spend approximately $760 million in construction costs related to its 42 percent ownership percentage in the project and approximately $30 million in transmission costs for the project. PSO will own 50 percent and the OMPA will own eight percent. On December 1, 2006, OG&E submitted an application to the Oklahoma Department of Environmental Quality (“ODEQ”) for an air permit for the Red Rock plant. OG&E is seeking to have the air permit approved by the ODEQ by November 1, 2007. OG&E expects construction to begin in late 2007 or early 2008 and is targeting the completion of the power plant in 2012. OG&E filed an application with the OCC on January 17, 2007 asking the OCC to find that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover OG&E’s overall cost of capital on the investment during the construction period. The OCC rules provide that the OCC has up to 240 days to issue an order determining OG&E’s pre-approval request; however, OG&E’s application requested that the OCC issue an order by July 20, 2007. On March 1, 2007, the OCC issued an order consolidating OG&E’s application with two applications by PSO which seek pre-approval of proposed generation facilities, including PSO’s portion of Red Rock. The OCC order also adopted a procedural schedule which includes a hearing on the consolidated applications that commenced in July 2007. OG&E subsequently advised the OCC that it was now requesting an order before September 15, 2007. Absent a settlement, the earliest OG&E expects an order from the OCC is September 2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory and environmental approvals. Under the construction, ownership and operating agreement between OG&E, PSO and the OMPA, the parties could incur up to $60 million (of which approximately $25 million would be borne by OG&E) prior to the receipt of acceptable regulatory approvals and permits. If such approvals and permits were not obtained and the Red Rock project was abandoned, the Company can provide no assurance that these expenditures incurred by OG&E would be recoverable in future rates. As of June 30, 2007, OG&E has incurred approximately $6.1 million of capitalized costs associated with the Red Rock project.

On June 8, 2007, Chesapeake Energy Corp. and the Quality Service Coalition filed an application for a writ of prohibition with the Oklahoma Supreme Court against the OCC. These parties seek to enjoin the OCC from proceeding on the applications of OG&E and PSO before the OCC regarding the Red Rock project. The petitioners in this action contend that the OCC does not have authority under the Oklahoma Constitution to provide any form of “pre-approval” of the utility facilities. They further contend that the Oklahoma Legislature, in enacting the statute that specifically authorizes the OCC to conduct the proceedings at issue, went beyond the OCC’s existing constitutional authority. A hearing on the application was held before a referee of the Oklahoma Supreme Court on July 10, 2007. The Company is actively participating in these proceedings. While the Company cannot predict the outcome of this proceeding, the Company’s view is that the statute is constitutional and that the OCC does have authorization to act on OG&E pre-approval request.

2007 Outlook

The Company previously disclosed in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 that its 2007 earnings guidance was $213 million to $231 million of income from continuing operations, or $2.30 to $2.50 per diluted share‚ as shown in the table below. The Company has reaffirmed its 2007 earnings guidance, assuming approximately 92.5 million average diluted shares outstanding, cash flow from operations of between $414 million and $432 million and an effective tax rate of 33.3 percent. Though the consolidated earnings guidance has not changed, the guidance for the Company’s individual companies has been revised. The change in earnings guidance is due to an increase in the projected earnings at Enogex, a decrease in projected earnings at OG&E and a decrease in the projected loss at the holding company.

	Earnings guidance per		Revised earnings guidance per
	Q1 2007 Form 10-Q		Q2 2007 Form 10-Q
(In millions, except per share data)	Dollars	Diluted EPS	Dollars	Diluted EPS
OG&E	$154 - $162	$1.67 - $1.75	$138 - $147	$1.49 - $1.59
Enogex	$63 - $72	$0.68 - $0.78	$77 - $85	$0.83 - $0.92
Holding Company	($3) - ($4)	($0.03) - ($0.05)	($1) - ($2)	($0.01) - ($0.02)
Total	$213 - $231	$2.30 - $2.50	$213 - $231	$2.30 - $2.50

Key assumptions for 2007 are:

As shown above, OG&E’s earnings guidance has been decreased from $154 million to $162 million, or $1.67 to $1.75 per diluted share of the Company’s common stock, to $138 million to $147 million, or $1.49 to $1.59 per diluted share of the Company’s common stock. As explained below, this decrease is attributable in part to milder weather in OG&E’s service territory which decreased the gross margin by approximately $13 million, as compared to normal, during the six months ended June 30, 2007. Key factors and assumptions underlying this guidance include:

OG&E

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent compared to 2006;
•	The 120 MW wind farm (“Centennial”) rider increase of approximately $18 million;
•	Arkansas rate increase of approximately $5 million;
•	Operating expenses increase approximately $28 million compared to 2006 primarily due to higher employee costs and higher depreciation;
•	Interest expense increases approximately $8 million compared to 2006 primarily due to higher levels of long-term and short-term debt;
•	Tax credit of approximately $9 million associated with the Centennial wind farm; and
•

Capital expenditures for investment in OG&E’s generation, transmission and distribution system are approximately $423 million in 2007, which includes capital expenditures of up to $93 million associated with the proposed Red Rock power plant.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Enogex

As shown above, Enogex’s earnings guidance has been increased from $63 million to $72 million, or $0.68 to $0.78 per diluted share of the Company’s common stock, to $77 million to $85 million, or $0.83 to $0.92 per diluted share of the Company’s common stock. Key factors and assumptions underlying this guidance include:

•

Total Enogex anticipated gross margin of approximately $336 million to $348 million as compared to approximately $312 million to $328 million assumed in the previous 2007 earnings guidance. The revised guidance includes:

•	Transportation and storage gross margin contribution of approximately $136 remains, which is unchanged from the previous 2007 earnings guidance;

•

Gathering and processing gross margin contribution of approximately $173 million to $185 million as compared to approximately $168 million to $183 million assumed in the previous 2007 earnings guidance. Key factors affecting the revised gathering and processing gross margin forecast are:

•	Increase of six percent in gathered volumes over 2006 compared to an increase of 13 percent assumed in the previous 2007 earnings guidance;

•	Natural gas prices are $5.87 to $6.17 per Million British thermal unit (“MMBtu”) in 2007 as compared to $6.33 to $6.62 per MMBtu assumed in the previous 2007 earnings guidance;

•	Realized commodity spreads are $2.99 to $3.24 per MMBtu in 2007 as compared to $2.69 to $3.21 per MMBtu assumed in the previous 2007 earnings guidance. The commodity spread range is based on a combination of $3.86 per MMBtu realized for the first half of 2007 and approximately 78 percent of volumes that bear price risk are hedged for the remainder of 2007. The remaining volumes are subject to market prices;

•	Average natural gas liquids prices are $0.98 to $1.18 per gallon in 2007 as compared to $0.99 to $1.02 per gallon assumed in the previous 2007 earnings guidance; and

•

Marketing gross margin contribution increases to approximately $27 compared to $9 million assumed in the previous 2007 earnings guidance. The increase is primarily due to a favorable transportation position during the remainder of 2007 which the Company does not expect to continue for years past 2007;

•

Operating and maintenance expenses increase approximately $14 million over 2006 compared to an increase of $16 million assumed in the previous 2007 earnings guidance, primarily attributable to an expected lower amount of ad valorem taxes;

•	Interest expense remains relatively flat in 2007; and

•

Capital expenditures for investment in Enogex’s pipeline system are approximately $156 million in 2007 compared to $125 million assumed in the previous 2007 earnings guidance. The increase is due to anticipated new business.

Enogex expects to continue to evaluate the strategic fit and financial performance of each of its assets in an effort to ensure a proper economic allocation of resources. The magnitude and timing of any potential impairment or gain on the disposition of any assets have not been included in the 2007 earnings guidance. This guidance also does not include any impact from the proposed Offering of limited partnership interests in the Partnership discussed above or any transactions related to such Offering, including the payment of any make whole premium associated with the Enogex long-term debt expected to be refinanced in connection with the Offering.

Holding Company

For 2007, the Company’s earnings guidance for the holding company now reflects a lower expected loss of $1 million to $2 million, or $0.01 to $0.02 per diluted share, from a loss of $3 million to $4 million, or $0.03 to $0.05 per diluted share in the previous 2007 earnings guidance. The change is primarily due to lower projected short-term interest expense for 2007.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s consolidated results of operations for the three and six months ended June 30, 2007 as compared to the same period in 2006 and the Company’s consolidated financial position at June 30, 2007. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2007	2006	2007	2006
Operating income	$ 117.2	$ 117.7	$ 163.4	$ 169.5
Net income	$ 62.6	$ 93.7	$ 79.8	$ 118.6
Basic average common shares outstanding	91.8	90.9	91.6	90.8
Diluted average common shares outstanding	92.7	92.0	92.5	91.9
Basic earnings per average common share	$ 0.68	$ 1.03	$ 0.87	$ 1.31
Diluted earnings per average common share	$ 0.68	$ 1.02	$ 0.86	$ 1.29
Dividends declared per share	$ 0.34	$ 0.3325	$ 0.68	$ 0.6650

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
OG&E (Electric Utility)	$ 66.6	$ 88.8	$ 82.6	$ 98.6
Enogex (Natural Gas)
Transportation and storage	21.3	11.2	33.1	33.3
Gathering and processing	16.0	21.0	34.1	37.4
Marketing	13.3	(2.6)	13.6	1.0
Other Operations (A)	---	(0.7)	---	(0.8)
Consolidated operating income	$ 117.2	$ 117.7	$ 163.4	$ 169.5

(A) Other Operations primarily includes consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Operating revenues	$ 429.9	$ 444.7	$ 770.6	$ 818.7
Cost of goods sold	237.3	229.6	437.2	467.3
Gross margin on revenues	192.6	215.1	333.4	351.4
Other operation and maintenance	78.1	80.0	152.3	159.7
Depreciation	34.6	33.2	70.0	66.3
Taxes other than income	13.3	13.1	28.5	26.8
Operating income	66.6	88.8	82.6	98.6
Interest income	---	0.4	---	1.4
Allowance for equity funds used during construction	0.4	0.2	0.4	0.2
Other income (loss)	1.4	(0.3)	2.7	(0.2)
Other expense	1.2	7.7	1.8	8.7
Interest expense	16.5	11.5	32.1	25.2
Income tax expense	15.6	25.9	14.8	23.2
Net income	$ 35.1	$ 44.0	$ 37.0	$ 42.9
Operating revenues by classification
Residential	$ 152.7	$ 172.9	$ 287.4	$ 310.8
Commercial	108.1	111.7	184.3	200.1
Industrial	55.5	56.7	96.8	110.0
Oilfield	34.6	33.6	62.4	65.7
Street light	2.8	3.0	4.7	6.2
Public authorities	41.7	40.9	71.1	74.8
Sales for resale	15.7	16.0	29.6	30.9
Provision for rate refund	0.1	---	0.1	---
System sales revenues	411.2	434.8	736.4	798.5
Off-system sales revenues	11.1	0.6	20.4	1.1
Other	7.6	9.3	13.8	19.1
Total operating revenues	$ 429.9	$ 444.7	$ 770.6	$ 818.7
MWH (A) sales by classification (in millions)
Residential	1.8	2.0	3.8	3.9
Commercial	1.5	1.7	2.9	3.0
Industrial	1.1	1.2	2.1	2.2
Oilfield	0.7	0.6	1.4	1.3
Public authorities	0.8	0.8	1.4	1.4
Sales for resale	0.4	0.4	0.7	0.7
System sales	6.3	6.7	12.3	12.5
Off-system sales revenues	0.3	---	0.6	---
Total sales	6.6	6.7	12.9	12.5
Number of customers	759,184	750,405	759,184	750,405
Average cost of energy per KWH (B) - cents
Natural Gas	7.600	6.341	7.494	7.147
Coal	1.141	1.120	1.135	1.138
Total fuel	3.057	2.950	2.841	3.221
Total fuel and purchased power	3.468	3.325	3.218	3.587
Degree days (C)
Heating - Actual	257	87	1,926	1,586
Heating - Normal	236	236	2,199	2,199
Cooling - Actual	602	852	645	883
Cooling - Normal	547	547	555	555
(A)	Megawatt-hour.
(B)	Kilowatt-hour.

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

Quarter ended June 30, 2007 as compared to quarter ended June 30, 2006

OG&E’s operating income decreased approximately $22.2 million during the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin, which is operating revenues less cost of goods sold, and higher depreciation expense partially offset by lower operating expenses.

Gross Margin

Gross margin was approximately $192.6 million during the three months ended June 30, 2007 as compared to approximately $215.1 million during the same period in 2006, a decrease of approximately $22.5 million, or 10.5 percent. The gross margin decreased primarily due to:

•

cooler weather in OG&E’s service territory resulting in an approximate 29 percent decrease in cooling degree days compared to the second quarter of 2006, which decreased the gross margin by approximately $18.0 million;

•

OG&E’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by OG&E’s 2005 rate order, which caused the gross margin to be approximately $7.7 million lower than the second quarter of 2006 (see Note 1 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”) for a further discussion);

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $2.5 million; and
•	lower capacity and related charges associated with customers in OG&E’s service territory, which decreased the gross margin by approximately $1.1 million.

These decreases in the gross margin were partially offset by:

•	higher rates as a result of the rider relating to OG&E’s Centennial wind farm and the security rider and Arkansas rate case, which increased the gross margin by approximately $6.3 million; and
•	new customer growth in OG&E’s service territory, which increased the gross margin by approximately $1.0 million.

Cost of goods sold for OG&E consists of fuel used in electric generation and purchased power. Fuel expense was approximately $177.1 million during the three months ended June 30, 2007 as compared to approximately $175.3 million during the same period in 2006, an increase of approximately $1.8 million, or 1.0 percent, primarily due to a gain recognized from the sale of sulfur dioxide (“SO2”) allowances of approximately $7.4 million in 2006 partially offset by lower natural gas costs in 2007. OG&E’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were approximately $60.2 million during the three months ended June 30, 2007 as compared to approximately $54.3 million during the same period in 2006, an increase of approximately $5.9 million, or 10.9 percent. This increase was primarily due to OG&E’s entrance into the energy imbalance service market on February 1, 2007 (see Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion).

Operating Income

Other operating and maintenance expenses were approximately $78.1 million during the three months ended June 30, 2007 as compared to approximately $80.0 million during the same period in 2006, a decrease of approximately $1.9 million, or 2.4 percent. The decrease in other operating and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $2.2 million due to settlement of a legal claim in 2006; and
•	lower allocations from the holding company of approximately $1.4 million primarily due to a decrease in incentive compensation.

These decreases in other operating and maintenance expenses were partially offset by:

•	higher outside services expense of approximately $1.8 million; and
•	higher marketing and advertising expenses of approximately $0.5 million.

Depreciation expense was approximately $34.6 million during the three months ended June 30, 2007 as compared to approximately $33.2 million during the same period on 2006, an increase of approximately $1.4 million, or 4.2 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Additional Information

Other Income. Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $1.4 million during the three months ended June 30, 2007 as compared to a loss of approximately $0.3 million during the same period in 2006, an increase of approximately $1.7 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan from July 1, 2006 through June 30, 2007.

Other Expense. Other expense includes, among other things, expenses from losses on the sale and retirement of assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $1.2 million during the three months ended June 30, 2007 as compared to approximately $7.7 million during the same period in 2006, a decrease of approximately $6.5 million, or 84.4 percent, primarily due to a loss on the retirement of fixed assets in 2006.

Interest Expense. Interest expense was approximately $16.5 million during the three months ended June 30, 2007 as compared to approximately $11.5 million during the same period in 2006, an increase of approximately $5.0 million, or 43.5 percent. The increase in interest expense was primarily due to:

•

additional interest expense related to income taxes as a result of new guidelines issued by the Internal Revenue Service (“IRS) related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $1.8 million;

•	increased interest of approximately $1.3 million associated with the interest due to customers related to the fuel over recovery balance during the three months ended June 30, 2007;
•	increased interest due to a decrease in the allowance for borrowed funds used during construction of approximately $0.7 million; and
•	increased interest of approximately $0.6 million due to an increased amount of financing with the holding company for daily operational needs and higher interest rates.

Income Tax Expense. Income tax expense was approximately $15.6 million during the three months ended June 30, 2007 as compared to approximately $25.9 million during the same period in 2006, a decrease of approximately $10.3 million, or 39.8 percent, primarily due to lower pre-tax income for OG&E and renewable energy tax credits for which OG&E became eligible in 2007 on the wind power production from OG&E’s Centennial wind farm.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

OG&E’s operating income decreased approximately $16.0 million during the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin and higher depreciation expense and taxes other than income partially offset by lower operating expenses.

Gross Margin

Gross margin was approximately $333.4 million during the six months ended June 30, 2007 as compared to approximately $351.4 million during the same period in 2006, a decrease of approximately $18.0 million, or 5.1 percent. The gross margin decreased primarily due to:

•

OG&E’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by OG&E’s 2005 rate order, which caused the gross margin to be approximately $15.5 million lower than the first six months of 2006 (see Note 1 of Notes to Consolidated Financial Statements in the Company’s 2006 Form 10-K for a further discussion);

•

cooler weather in OG&E’s service territory resulting in an approximate 27 percent decrease in cooling degree days compared to the first six months of 2006, which decreased the gross margin by approximately $14.9 million;

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $1.4 million; and

•	lower capacity and related charges associated with customers in OG&E’s service territory, which decreased the gross margin by approximately $0.6 million.

These decreases in the gross margin were partially offset by:

•	higher rates as a result of the Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $10.6 million; and
•	new customer growth in OG&E’s service territory, which increased the gross margin by approximately $3.9 million.

Fuel expense was approximately $336.8 million during the six months ended June 30, 2007 as compared to approximately $360.0 million during the same period in 2006, a decrease of approximately $23.2 million, or 6.4 percent, primarily due to lower natural gas costs in 2007 partially offset by a gain recognized from the sale of SO2 allowances of approximately $8.5 million in 2006. OG&E’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were approximately $100.4 million during the six months ended June 30, 2007 as compared to approximately $107.3 million during the same period in 2006, a decrease of approximately $6.9 million, or 6.4 percent. This decrease was primarily due to lower cogeneration purchases from PowerSmith Cogeneration Project, L.P. in the first quarter of 2007 as a result of the Oklahoma City Dayton tire plant closing in December 2006 and OG&E’s entrance into the energy imbalance service market on February 1, 2007 (see Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion).

Operating Income

Other operating and maintenance expenses were approximately $152.3 million during the six months ended June 30, 2007 as compared to approximately $159.7 million during the same period in 2006, a decrease of approximately $7.4 million, or 4.6 percent. The decrease in other operating and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $4.8 million primarily due to lower legal expenses and settlement of a legal claim in 2006;
•	lower salaries, wages and other employee benefits expense of approximately $1.8 million; and
•	an increase in capitalized labor and transportation expenses in 2007 of approximately $0.9 million.

These decreases in other operating and maintenance expenses were partially offset by higher bad debt expense of approximately $0.6 million.

Depreciation expense was approximately $70.0 million during the six months ended June 30, 2007 as compared to approximately $66.3 million during the same period in 2006, an increase of approximately $3.7 million, or 5.6 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Taxes other than income were approximately $28.5 million during the six months ended June 30, 2007 as compared to approximately $26.8 million in 2006, an increase of approximately $1.7 million, or 6.3 percent, primarily due to increased ad valorem taxes.

Additional Information

Interest Income. Interest income was approximately $1.4 million during the six months ended June 30, 2006. There was no interest income during the same period in 2007. The decrease in other income was primarily due to interest income earned on fuel under recoveries during the six months ended June 30, 2006 while there was a fuel over recovery balance during the same period in 2007.

Other Income. Other income was approximately $2.7 million during the six months ended June 30, 2007 as compared to a loss of approximately $0.2 million during the same period in 2006, an increase of approximately $2.9 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan from July 1, 2006 through June 30, 2007.

Other Expense. Other expense was approximately $1.8 million during the six months ended June 30, 2007 as compared to approximately $8.7 million during the same period in 2006, a decrease of approximately $6.9 million, or 79.3 percent, primarily due to a loss on the retirement of fixed assets in 2006.

Interest Expense. Interest expense was approximately $32.1 million during the six months ended June 30, 2007 as compared to approximately $25.2 million during the same period in 2006, an increase of approximately $6.9 million, or 27.4 percent. The increase in interest expense was primarily due to:

•	increased interest of approximately $2.4 million associated with the interest due to customers related to the fuel over recovery balance during the six months ended June 30, 2007;
•

additional interest expense related to income taxes as a result of new guidelines issued by the IRS related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $1.8 million;

•	increased interest due to a decrease in the allowance for borrowed funds used during construction of approximately $1.1 million; and
•	increased interest of approximately $0.6 million due to an increased amount of financing with the holding company for daily operational needs and higher interest rates.

Income Tax Expense. Income tax expense was approximately $14.8 million during the six months ended June 30, 2007 as compared to approximately $23.2 million during the same period in 2006, a decrease of approximately $8.4 million, or 36.2 percent, primarily due to lower pre-tax income for OG&E and renewable energy tax credits for which OG&E became eligible in 2007 on the wind power production from OG&E’s Centennial wind farm.

Enogex – Continuing Operations

Three Months Ended	Transportation	Gathering and
June 30, 2007	and Storage	Processing	Marketing	Intersegment	Total
(In millions)
Operating revenues	$ 67.0	$ 193.0	$ 385.1	$ (135.0)	$ 510.1
Cost of goods sold	26.8	152.4	370.0	(135.0)	414.2
Gross margin on revenues	40.2	40.6	15.1	---	95.9
Other operation and maintenance	11.9	16.9	1.6	---	30.4
Depreciation	4.3	6.9	0.1	---	11.3
Taxes other than income	2.7	0.8	0.1	---	3.6
Operating income	$ 21.3	$ 16.0	$ 13.3	$ ---	$ 50.6

Three Months Ended	Transportation	Gathering and
June 30, 2006	and Storage	Processing	Marketing	Intersegment	Total
(In millions)
Operating revenues	$ 63.1	$ 166.6	$ 420.0	$ (132.1)	$ 517.6
Cost of goods sold	35.9	124.4	419.8	(132.1)	448.0
Gross margin on revenues	27.2	42.2	0.2	---	69.6
Other operation and maintenance	8.8	13.9	2.7	---	25.4
Depreciation	4.5	5.9	---	---	10.4
Taxes other than income	2.7	1.4	0.1	---	4.2
Operating income (loss)	$ 11.2	$ 21.0	$ (2.6)	$ ---	$ 29.6

Six Months Ended	Transportation	Gathering and
June 30, 2007	and Storage	Processing	Marketing	Intersegment	Total
(In millions)
Operating revenues	$ 126.1	$ 358.6	$ 846.5	$ (263.3)	$ 1,067.9
Cost of goods sold	55.9	276.1	829.5	(263.3)	898.2
Gross margin on revenues	70.2	82.5	17.0	---	169.7
Other operation and maintenance	22.3	32.9	3.0	---	58.2
Depreciation	8.7	13.8	0.1	---	22.6
Taxes other than income	6.1	1.7	0.3	---	8.1
Operating income	$ 33.1	$ 34.1	$ 13.6	$ ---	$ 80.8

Six Months Ended	Transportation and	Gathering and
June 30, 2006	Storage	Processing	Marketing	Intersegment	Total
(In millions)
Operating revenues	$ 127.7	$ 326.5	$ 1,097.1	$ (270.5)	$ 1,280.8
Cost of goods sold	59.6	246.1	1,090.8	(270.5)	1,126.0
Gross margin on revenues	68.1	80.4	6.3	---	154.8
Other operation and maintenance	19.7	29.3	5.0	---	54.0
Depreciation	9.0	11.6	---	---	20.6
Taxes other than income	6.1	2.1	0.3	---	8.5
Operating income	$ 33.3	$ 37.4	$ 1.0	$ ---	$ 71.7

Statistical Data – Continuing Operations

Three Months Ended	Six Months Ended
June 30,	June 30,
	2007	2006	2007	2006
New well connects (includes wells behind central receipt points) (A)	113	111	212	188
New well connects (excludes wells behind central receipt points)	51	47	97	99
Gathered volumes – TBtu/d (B)	1.03	0.99	1.01	0.97
Incremental transportation volumes – TBtu/d (C)	0.52	0.50	0.46	0.46
Total throughput volumes – TBtu/d	1.55	1.49	1.47	1.43
Natural gas processed – TBtu/d	0.58	0.53	0.55	0.53
Natural gas liquids sold (keep-whole) – million gallons	64	65	115	117
Natural gas liquids sold (purchased for resale) – million gallons	26	21	53	43
Natural gas liquids sold (percent-of-liquids) – million gallons	4	3	8	6
Total natural gas liquids sold – million gallons	94	89	176	166
Average sales price per gallon	$ 0.992	$ 0.894	$ 0.930	$ 0.902

  (A) Includes wells behind central receipt points (as reported to management by third parties).

  (B) Trillion British thermal units per day.

  (C) Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

Quarter ended June 30, 2007 as compared to quarter ended June 30, 2006

Enogex’s operating income increased approximately $21.0 million during the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to a higher gross margin in Enogex’s transportation and storage business, largely as a result of a reduction in the fuel reserve liability and decreased imbalance expense, and a higher gross margin in Enogex’s marketing business, largely due to realized gains on physical activity on transportation contracts, which were only partially offset by a lower gross margin in Enogex’s gathering and processing business, higher operating expenses and higher depreciation expense.

Gross Margin

Enogex’s consolidated gross margin increased approximately $26.3 million during the three months ended June 30, 2007 as compared to the same period in 2006. The increase resulted from a higher gross margin in the marketing business ($14.9 million) and the transportation and storage business ($13.0 million), which was only partially offset by a $1.6 million decrease in the gross margin in the gathering and processing business.

The transportation and storage business contributed approximately $40.2 million of Enogex’s consolidated gross margin during the three months ended June 30, 2007 as compared to approximately $27.2 million during the same period in 2006, an increase of approximately $13.0 million, or 47.8 percent. The gross margin increased primarily due to:

•

a change in Enogex’s over recovered position to under recovered in the East Zone under its FERC-approved fuel tracker during the three months ended June 30, 2007 as compared to the same period in 2006, which increased the gross margin by approximately $5.1 million;

•

the recognition of approximately a $6.7 million benefit during the three months ended June 30, 2007 as the result of a reduction in the net imbalance liability, as compared to the three months ended June 30, 2006 in which the transportation and storage business recognized approximately a $1.9 million benefit from the reduction of the net imbalance liability, which increased the gross margin by approximately $4.8 million;

•	increased demand fees due to entering into new contracts during the three months ended June 30, 2007 with more favorable terms, which increased the gross margin by approximately $2.7 million; and
•

the liability for the settlement on a throughput contract which was transferred to the gathering and processing segment in the second quarter of 2007, which increased the gross margin by approximately $2.4 million.

These increases in the transportation and storage gross margin were partially offset by a decrease of approximately $2.0 million in Enogex’s fuel recoveries during the three months ended June 30, 2007 as compared to the same period in 2006.

Gas imbalances occur when the actual amounts of natural gas delivered from or received by Enogex’s pipeline system differ from the amounts scheduled to be delivered or received. Imbalances due to shippers by Enogex are shown on Enogex’s consolidated balance sheets as a liability and imbalances due to Enogex from shippers are shown as an asset on Enogex’s consolidated balance sheets. Exclusive of changes in the price of natural gas, increases in the amount of imbalances shown as an asset, or decreases in the amount of imbalances shown as a liability, on Enogex’s consolidated balance sheets increase Enogex’s gross margin, while decreases in the amount of imbalances shown as an asset, or increases in the amount of imbalances shown as a liability, on Enogex’s consolidated balance sheets decrease gross margin.

The gathering and processing business contributed approximately $40.6 million of Enogex’s consolidated gross margin during the three months ended June 30, 2007 as compared to approximately $42.2 million during the same period in 2006, a decrease of approximately $1.6 million, or 3.8 percent. The gathering and processing gross margin decreased primarily due to:

•	a reduction in fuel recoveries during the three months ended June 30, 2007, which decreased the gross margin by approximately $2.9 million;
•	lower net keep-whole margins primarily due to lower commodity spreads in 2007 as compared to 2006, which decreased the gross margin by approximately $2.1 million; and
•	the settlement on a throughput contract during the three months ended June 30, 2007, which decreased the gross margin by approximately $1.9 million.

These decreases in the gathering and processing gross margin were partially offset by:

•	reduced imbalance expense due to a reduction in the net imbalance liability in 2007 as compared to 2006, which increased the gross margin by approximately $3.5 million;
•	new percent-of-liquids contracts entered into during 2007, which increased the gross margin by approximately $1.0 million; and
•	higher fees from low pressure contracts renegotiated with more favorable terms during the second quarter of 2007, which increased the gross margin by approximately $0.8 million.

The marketing business contributed approximately $15.1 million of Enogex’s consolidated gross margin during the three months ended June 30, 2007 as compared to approximately $0.2 million during the same period in 2006, an increase of approximately $14.9  million. The gross margin increased primarily due to:

•	realized gains from physical activity on the Cheyenne Plains transportation contract, which increased the gross margin by approximately $12.6 million; and
•

gains on hedges associated with the Cheyenne Plains transportation contract from recording these hedges at market value on June 30, 2007, which increased the gross margin by approximately $3.5 million.

These increases in the marketing gross margin were partially offset by a reduction in gains, as compared to 2006, on economic hedges of natural gas storage inventory from recording these hedges at market value on June 30, 2007, which decreased the gross margin by approximately $1.0 million.

Operating Income

As shown above, Enogex’s operating income is calculated by subtracting from gross margin the following three items: (i) other operation and maintenance expenses, (ii) depreciation expense and (iii) taxes other than income. Enogex’s consolidated operating income for the three months ended June 30, 2007 was $50.6 million, a $21.0 million increase from its consolidated operating income for the three months ended June 30, 2006. The $21.0 million increase was attributable primarily to the $26.3 million increase described above in consolidated gross margin, as the aggregate of other operation and maintenance expenses, depreciation expense and taxes other than income was only approximately $5.3 million higher during the three months ended

June 30, 2007 as compared to the same period in 2006. The slight variances in depreciation expense and in taxes other than income on both a consolidated basis and by segment reflect differing levels of depreciable plant in service and a slight decrease in property taxes. The $5.0 million increase in other operation and maintenance expenses on a consolidated basis was primarily due to higher outside service expenses related to work performed to maintain the integrity and safety of Enogex’s pipeline, higher salaries, wages and other employee benefits due to higher incentive compensation and hiring additional employees and a sales and use tax refund received in the prior year.

Specifically, by segment, other operation and maintenance expenses for the transportation and storage business were approximately $3.1 million, or 35.2 percent, higher during the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to higher outside services expense of approximately $1.8 million related to work performed to maintain the integrity and safety of Enogex’s pipeline. There was also an increase in salaries, wages and other employee benefits expense of approximately $1.4 million primarily due to higher incentive compensation and hiring additional employees to support business growth.

Other operation and maintenance expenses for the gathering and processing business increased approximately $3.0 million, or 21.6 percent, during the three months ended June 30, 2007 as compared to the same period in 2006. The increase was primarily due to a sales and use tax refund of approximately $2.0 million received in May 2006 related to activity in prior years with no corresponding item in 2007 and higher allocations from the Enogex parent company of approximately $1.1 million primarily due to a change in allocation methods.

Other operation and maintenance expenses for the marketing business were approximately $1.1 million, or 40.7 percent, lower during the three months ended June 30, 2007 as compared to the same period in 2006. The decrease was primarily due to lower allocations from the Enogex parent company of approximately $0.5 million primarily due to a change in allocation methods.

Enogex Consolidated Information

Interest Income. Enogex consolidated interest income was approximately $2.3 million during the three months ended June 30, 2007 as compared to approximately $3.3 million during the same period in 2006, a decrease of approximately $1.0 million, or 30.3 percent, primarily due to interest income earned on cash investments from the cash proceeds from the sale of certain gas gathering assets in the Kinta, Oklahoma area (“Kinta Assets”) in May 2006.

Income Tax Expense. Enogex consolidated income tax expense was approximately $17.3 million during the three months ended June 30, 2007 as compared to approximately $9.6 million during the same period in 2006, an increase of approximately $7.7 million, or 80.2 percent, primarily due to higher pre-tax income.

Non-Recurring and Timing Items. For the three months ended June 30, 2007, Enogex’s consolidated net income of approximately $28.1 million included a gain of approximately $2.2 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on June 30, 2007. The offsetting reductions in gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, at June 30, 2007, OERI recorded a gain of approximately $0.7 million resulting from recording economic storage hedges at market value. The offsetting reductions in gains from the sale of withdrawals from inventory are expected to be realized during the remainder of 2007 and through the first quarter of 2008. During the three months ended June 30, 2007, Enogex had no significant items that it does not consider to be reflective of its ongoing performance.

For the three months ended June 30, 2006, Enogex’s consolidated net income, including the discontinued operations discussed below under the caption “Enogex—Discontinued Operations,” of approximately $51.3 million included a loss of less than $0.1 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on June 30, 2006. The offsetting gains from physical utilization of the transportation capacity were realized during the remainder of 2006. Also, at June 30, 2006, OERI recorded a gain of approximately $1.3 million resulting from recording economic storage hedges at market value. The offsetting reductions in gains from the sale of withdrawals from inventory were realized during the remainder of 2006 and through the first quarter of 2007. Also, during the three months ended June 30, 2006, Enogex had an increase in net income of approximately $37.1 million relating to various items that Enogex does not consider to be reflective of its ongoing performance. These increases in consolidated net income include:

•	an after-tax gain of approximately $34.7 million from the sale of the Kinta Assets;
•	a sales and use tax refund related to activity in prior years of approximately $1.3 million; and
•	income from discontinued operations of approximately $1.1 million.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

Enogex operating income increased approximately $9.1 million during the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to a higher gross margin in Enogex’s transportation and storage business, largely as a result of a reduction in the fuel reserve liability and increased demand fees, and a higher gross margin in Enogex’s marketing business, largely due to realized gains on physical activity on transportation contracts and a higher gross margin in Enogex’s gathering and processing business. These increases were partially offset by higher operating expenses and higher depreciation expense.

Gross Margin

Enogex’s consolidated gross margin increased approximately $14.9 million during the six months ended June 30, 2007 as compared to the same period in 2006. The increase resulted from a higher gross margin in the marketing business ($10.7 million), the gathering and processing business ($2.1 million) and the transportation and storage business ($2.1 million).

The transportation and storage business contributed approximately $70.2 million of Enogex’s consolidated gross margin during the six months ended June 30, 2007 as compared to approximately $68.1 million during the same period in 2006, an increase of approximately $2.1 million, or 3.1 percent. The gross margin increased primarily due to:

•

a change in Enogex’s over recovered position to under recovered under its FERC-approved fuel tracker in the East Zone during the six months ended June 30, 2007 as compared to the same period in 2006, which increased the gross margin by approximately $6.4 million;

•	increased demand fees due to entering into new contracts during the six months ended June 30, 2007 with more favorable terms, which increased the gross margin by approximately $4.7 million; and
•

the liability for the settlement on a throughput contract which was transferred to the gathering and processing segment in the second quarter of 2007, which increased the gross margin by approximately $2.2 million.

These increases in the transportation and storage gross margin were partially offset by:

•

an imbalance benefit of approximately $2.5 million during the six months ended June 30, 2007 as the result of a reduction in the net imbalance liability, as compared to the six months ended June 30, 2006 in which the transportation and storage business recognized approximately a $7.8 million benefit from the reduction of the net imbalance liability, of which approximately $3.2 million was due to the transfer of certain imbalance liabilities to the gathering and processing business during the first quarter of 2006, which decreased the gross margin approximately $5.3 million;

•	a reduction in fuel recoveries during the six months ended June 30, 2007, which decreased the gross margin by approximately $2.9 million; and
•	a decrease in the net gas sales margin due to a reduction of natural gas prices during the six months ended June 30, 2007, which decreased the gross margin by approximately $2.5 million.

The gathering and processing business contributed approximately $82.5 million of Enogex’s consolidated gross margin during the six months ended June 30, 2007 as compared to approximately $80.4 million during the same period in 2006, an increase of approximately $2.1 million, or 2.6 percent. The gathering and processing gross margin increased primarily due to:

•

reduced imbalance expense resulting from the recognition in the six months ended June 30, 2006 of an approximately $3.2 million imbalance liability upon the transfer of imbalances previously recognized in the transportation and storage business coupled with an approximately $3.7 million net imbalance liability decrease in 2007 as compared to 2006, which increased the gross margin by approximately $6.9 million;

•	new percent-of-liquids contracts entered into during 2007, which increased the gross margin by approximately $1.8 million; and
•	higher fees from low pressure contracts renegotiated with more favorable terms during the six months ended June 30, 2007, which increased the gross margin by approximately $1.4 million.

These increases in the gathering and processing gross margin were partially offset by:

•	a reduction in fuel recoveries during the six months ended June 30, 2007, which decreased the gross margin by approximately $3.0 million;

•

a reduction in Enogex’s over recovered position of approximately $2.9 million during the six months ended June 30, 2006 as compared to a reduction of approximately $0.3 million during the six months ended June 30, 2007, which decreased the gross margin during the six months ended June 30, 2007 by approximately $2.6 million as compared to 2006; and

•	the settlement on a throughput contract during the six months ended June 30, 2007, which decreased the gross margin by approximately $1.9 million.

The marketing business contributed approximately $17.0 million of Enogex’s consolidated gross margin during the six months ended June 30, 2007 as compared to approximately $6.3 million during the same period in 2006, an increase of approximately $10.7 million. The gross margin increased primarily due to:

•	realized gains from physical activity on the Cheyenne Plains transportation contract, which increased the gross margin by approximately $13.8 million;
•	gains on physical storage activity partially offset by higher fees, which increased the gross margin by approximately $6.2 million;
•	increased gains from other trading activity, which increased the gross margin by approximately $2.5 million; and
•

a reduction in the lower of cost or market adjustment related to natural gas in storage during the six months ended June 30, 2006 as compared to the same period in 2007, which increased the 2007 gross margin by approximately $1.9 million.

These increases in the marketing gross margin were partially offset by:

•

losses on economic hedges of natural gas storage inventory from recording these hedges at market value on June 30, 2007 as compared to June 30, 2006, which decreased the gross margin by approximately $5.9 million;

•	losses on hedges associated with various transportation contracts from recording these hedges at market value on June 30, 2007, which decreased the gross margin by approximately $5.2 million; and
•

losses on hedges associated with the Cheyenne Plains transportation contract from recording these hedges at market value on June 30, 2007, which decreased the gross margin by approximately $3.1 million.

Operating Income

Enogex’s consolidated operating income for the six months ended June 30, 2007 was $80.8 million, a $9.1 million increase from its consolidated operating income for the six months ended June 30, 2006. The $9.1 million increase was attributable primarily to the $14.9 million increase described above in consolidated gross margin, as the aggregate of other operation and maintenance expenses, depreciation expense and taxes other than income was only approximately $5.8 million higher during the six months ended June 30, 2007 as compared to the same period in 2006. The slight variances in depreciation expense and in taxes other than income on both a consolidated basis and by segment reflect differing levels of depreciable plant in service and a slight decrease in property taxes. The $4.2 million increase in other operation and maintenance expenses on a consolidated basis was primarily due to higher salaries, wages and other employee benefits due to higher incentive compensation and hiring additional employees and a sales and use tax refund received in the prior year.

Specifically, by segment, other operation and maintenance expenses for the transportation and storage business were approximately $2.6 million, or 13.2 percent, higher during the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to higher salaries, wages and other employee benefits expense of approximately $2.6 million primarily due to higher incentive compensation and hiring additional employees to support business growth.

Other operation and maintenance expenses for the gathering and processing business increased approximately $3.6 million, or 12.3 percent, during the six months ended June 30, 2007 as compared to the same period in 2006. This increase was primarily due to a sales and use tax refund of approximately $2.0 million received in May 2006 related to activity in prior years with no corresponding item in 2007 and higher allocations from the Enogex parent company of approximately $1.4 million primarily due to a change in allocation methods.

Other operation and maintenance expenses for the marketing business were approximately $2.0 million, or 40.0 percent, lower during the six months ended June 30, 2007 as compared to the same period in 2006. The decrease was primarily due to lower allocations from the Enogex parent company of approximately $1.2 million primarily due to a change in allocation methods.

Enogex Consolidated Information

Interest Income. Enogex consolidated interest income was approximately $4.9 million during the six months ended June 30, 2007 as compared to approximately $5.8 million during the same period in 2006, a decrease of approximately $0.9 million, or 15.5 percent, primarily due to interest income earned on cash investments from the cash proceeds from the sale of the Kinta Assets in May 2006.

Other Income. Enogex consolidated other income was approximately $0.7 million during the six months ended June 30, 2007 as compared to approximately $6.2 million during the same period in 2006, a decrease of approximately $5.5 million, or 88.7 percent, primarily due to a litigation settlement of approximately $5.2 million in 2006 and a pre-tax gain of approximately $0.5 million in the first quarter of 2006 from the sale of small gathering sections of Enogex’s pipeline.

Income Tax Expense. Enogex consolidated income tax expense was approximately $26.7 million during the six months ended June 30, 2007 as compared to approximately $25.9 million during the same period in 2006, an increase of approximately $0.8 million, or 3.1 percent, primarily due to higher pre-tax income.

Non-Recurring and Timing Items. For the six months ended June 30, 2007, Enogex’s consolidated net income of approximately $43.6 million included a loss of approximately $1.9 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on June 30, 2007. The offsetting gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, at June 30, 2007, OERI recorded a loss of approximately $1.4 million resulting from recording economic storage hedges at market value. The offsetting gains from the sale of withdrawals from inventory are expected to be realized during the remainder of 2007 and through the first quarter of 2008. During the six months ended June 30, 2007, Enogex had no significant items that it does not consider to be reflective of its ongoing performance.

For the six months ended June 30, 2006, Enogex’s consolidated net income, including the discontinued operations discussed below under the caption “Enogex—Discontinued Operations,” of approximately $78.3 million included a loss of less than $0.1 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on June 30, 2006. The offsetting gains from physical utilization of the transportation capacity were realized during the remainder of 2006. Also, at June 30, 2006, OERI recorded a gain of approximately $2.3 million resulting from recording economic storage hedges at market value. The offsetting reductions in gains from the sale of withdrawals from inventory were realized during the remainder of 2006 and through the first quarter of 2007. Also, during the six months ended June 30, 2006, Enogex had an increase in net income of approximately $41.4 million relating to various items that Enogex does not consider to be reflective of its ongoing performance. These increases in consolidated net income include:

•	income from discontinued operations of approximately $36.6 million;
•	the approximately $3.2 million after-tax impact of a litigation settlement;
•	a sales and use tax refund related to activity in prior years of approximately $1.3 million; and
•	an after-tax gain of approximately $0.3 million from the sale of a small gathering section of Enogex’s pipeline.

Enogex – Discontinued Operations

In March 2006, Enogex announced that its wholly owned subsidiary, Enogex Gas Gathering, LLC, had entered into an agreement to sell certain gas gathering assets in the Kinta, Oklahoma area. These assets included in the transaction were approximately 568 miles of gas gathering pipeline and 22 compressor units with current volumes of approximately 145 million cubic feet per day, all in eastern Oklahoma. The sale price was approximately $93 million. This transaction closed on May 1, 2006 and Enogex recorded an after tax gain of approximately $34.1 million during the second quarter of 2006. The proceeds from the sale, were used, among other things, to reduce short-term debt levels and fund capital expenditures.

As a result of this sale transaction, the Kinta Assets, which were part of the natural gas transportation and storage and gathering and processing segments, have been reported as discontinued operations for the three and six months ended June 30, 2006 in the Condensed Consolidated Financial Statements. Results for these discontinued operations are summarized and discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Operating revenues	$ ---	$ 2.8	$ ---	$ 9.4
Cost of goods sold	---	0.8	---	4.9
Gross margin on revenues	---	2.0	---	4.5
Other operation and maintenance	---	0.2	---	1.0
Depreciation	---	---	---	0.3
Taxes other than income	---	---	---	0.1
Operating income	---	1.8	---	3.1
Other income	---	57.0	---	57.0
Income tax expense	---	23.0	---	23.5
Net income	$ ---	$ 35.8	$ ---	$ 36.6

Following the sale of the Kinta Assets in May 2006, no operations of the Kinta Assets are reflected in the Condensed Consolidated Financial Statements.

Financial Condition

The balance of Cash and Cash Equivalents was approximately $4.1 million and $47.9 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $43.8 million, or 91.4 percent, primarily due to bond interest payments, ad valorem tax payments, dividend payments, pension plan funding and daily operational needs of the Company.

The balance of Accounts Receivable, Net was approximately $290.6 million and $344.3 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $53.7 million, or 15.6 percent, primarily due to lower natural gas sales prices and lower volumes by OERI.

The balance of Fuel Inventories was approximately $81.5 million and $65.6 million at June 30, 2007 and December 31, 2006, respectively, an increase of approximately $15.9 million, or 24.2 percent, primarily due to an increase in storage injections during the second quarter of 2007 partially offset by a lower of cost or market adjustment of approximately $2.1 million at June 30, 2007 for Enogex. At OG&E, coal inventory increased due to OG&E’s plan to rebuild its coal inventory to levels prior to the coal shipment disruption in May 2005 and the natural gas inventory increased due to higher volumes and natural gas prices.

The balance of current Price Risk Management assets was approximately $10.4 million and $38.3 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $27.9 million, or 72.8 percent. The decrease was primarily due to lower natural gas prices associated with OERI’s short-term physical natural gas purchase transactions and associated financial contracts and a reduction in the volume of OERI’s short-term physical natural gas activity and associated financial contracts outstanding. The settlement of physical natural gas positions during the first six months of 2007 also contributed to the decrease.

The balance of Construction Work in Progress was approximately $125.1 million and $191.1 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $66.0 million, or 34.5 percent, primarily due to OG&E’s Centennial wind farm being placed in service during January 2007 partially offset by the construction of a processing plant and gathering system expansion projects at Enogex.

The balance of Short-Term Debt was approximately $68.3 million at June 30, 2007. There was no short-term debt outstanding at December 31, 2006. The increase was primarily due to ad valorem tax payments, pension plan funding, OG&E’s Centennial wind farm payments and daily operational needs of the Company.

The balance of Accounts Payable was approximately $277.4 million and $295.0 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $17.6 million, or 6.0 percent, primarily due to a decrease in gas purchases and market prices partially offset by an increase in volumes of third-party wellhead gas purchases by Enogex.

The balance of Accrued Pension and Benefit Obligations was approximately $199.3 million and $231.3 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $32.0 million, or 13.8 percent, primarily due to pension plan contributions during 2007.

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

Cash Flows

	Six Months Ended
	June 30,
(In millions)	2007	2006
Net cash provided from operating activities	$ 173.9	$ 265.0
Net cash used in investing activities	(233.7)	(242.5)
Net cash provided from (used in) financing activities	16.0	(28.5)

The reduction of approximately $91.1 million in net cash provided from operating activities during the six months ended June 30, 2007 as compared to the same period in 2006 was primarily related to changes to working capital. The decrease in net cash used in investing activities of approximately $8.8 million during the six months ended June 30, 2007 as compared to the same period in 2006 related to lower levels of capital expenditures. The increase in net cash provided from financing activities of approximately $44.5 million during the six months ended June 30, 2007 as compared to the same period in 2006 related primarily to higher levels of short-term debt partially offset by no proceeds from the issuance of long-term debt during the six months ended 2007 as compared to the same period in 2006.

Future Capital Requirements

Capital Expenditures

The Company’s current 2007 to 2012 construction program includes continued investment in OG&E’s distribution, generation and transmission system and Enogex’s pipeline assets. The Company’s current estimates of capital expenditures for 2007 through 2012 are approximately $594.7 million, $775.3 million, $745.9 million, $628.7 million, $594.6 million and $557.1 million, respectively, which include capital expenditures of approximately $92.7 million, $278.8 million, $285.7 million, $97.7 million and $34.1 million, respectively, in 2007 through 2011 related to the construction of the Red Rock power plant.

Pension Plan Funding

The Company previously disclosed in its 2006 Form 10-K that it may contribute up to $50 million to its pension plan during 2007. In the second quarter of 2007, the Company contributed approximately $40 million to its pension plan and currently expects to contribute an additional $10 million to its pension plan during the remainder of 2007. Any expected contributions to the pension plan during 2007 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Adoption of FIN No. 48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see Note 6 of Notes to Consolidated Financial Statements for a further discussion).

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

Issuance of Long-Term Debt

OG&E expects to issue long-term debt during the third quarter of 2007 to fund capital expenditures and for working capital purposes.

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

As discussed above, in May 2007, the Company formed the Partnership as part of its strategy to further develop Enogex’s natural gas midstream assets and operations and, on June 27, 2007, the Partnership filed its initial registration statement for the proposed Offering.

It is currently expected that at the closing of the Offering, Enogex will enter into a $250 million credit facility for working capital, capital expenditures and other corporate purposes, including acquisitions. Also as part of the Offering, Enogex currently expects to refinance its $400 million 8.125% senior notes due 2010, including the payment of a make-whole premium of approximately $30 million, with a combination of $300 million of new debt (which may include borrowings from the Company) and approximately $130 million of the proceeds of the Offering that the Partnership expects to contribute to Enogex for the anticipated repayment of that debt.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material affect on the Company’s Condensed Consolidated Financial Statements particularly as they relate to pension expense and impairment estimates. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, impairment estimates, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues for OG&E, operating revenues for Enogex, natural gas purchases for Enogex, the allowance for uncollectible accounts receivable and the valuation of energy purchase and sale contracts. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with the Company’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Form 10-K.

Accounting Pronouncements

See Notes 2, 3 and 6 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements that are applicable to the Company.

Electric Competition; Regulation

OG&E and Enogex have been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas were postponed in 2001, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company due to possible impairment of assets, a loss of retail customers, lower profit margins and/or increased costs of capital. Any such restructuring also could have a significant impact on the Company’s consolidated financial position, results of operations and cash flows. The Company cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on the Company’s consolidated financial position, results of operations or cash flows. The Company believes that the prices for electricity and the quality and reliability of the Company’s service currently place us in a position to compete effectively in the energy market. OG&E is also subject to competition in various degrees from state-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. OG&E has a franchise to serve in more than 270 towns and cities throughout its service territory.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. See Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Notes 17 and 18 of Notes to Consolidated Financial Statements and Item 3 of Part I of the 2006 Form 10-K for a discussion of the Company’s commitments and contingencies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Except as set  forth below, the  market risks set forth in Part II, Item 7A of the Company’s 2006 Form 10-K appropriately represent, in all material respects, the market risks affecting the Company.

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk created by trading activities. The value of trading positions is a summation of the fair values for each net commodity position based upon quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted market prices over the next 12 months. The result of this analysis, which may differ from actual results, is as follows for June 30, 2007.

(In millions)	Trading

Commodity market risk, net	$ 0.1

Non-Trading Activities

The prices of natural gas, natural gas liquids and natural gas liquids processing spreads are subject to fluctuations resulting from changes in supply and demand. The changes in these prices have a direct effect on the compensation the Company receives for operating some of its assets. To partially reduce non-trading commodity price risk, the Company hedges, through the utilization of derivatives and other forward transactions, the effects these market fluctuations have on the operating income. Because the commodities covered by these hedges are substantially the same commodities that the Company buys and sells in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets are deemed necessary.

A sensitivity analysis has been prepared to estimate the Company’s exposure to the market risk of the Company’s non-trading activities. The Company’s daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries. Quoted market prices are not available for all of the Company’s non-trading positions, therefore, the value of non-trading positions is a summation of the forecasted values calculated for each commodity based upon internally generated forecast prices.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. The result of this analysis, which may differ from actual results, is as follows for June 30, 2007.

(In millions)	Non-Trading

Commodity market risk, net	$ 7.4

The Company may designate certain derivative instruments for the purchase or sale of physical commodities, purchase or sale of electric power and fuel procurement as normal purchases and normal sales contracts under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Normal purchases and normal sales contracts are not recorded in Price Risk Management assets or liabilities in the Condensed Consolidated Balance Sheets and earnings recognition is recorded in the period in which physical delivery of the commodity occurs. Management applies normal purchases and normal sales to (i) commodity contracts for the purchase and sale of natural gas; (ii) commodity contracts for the sale of natural gas liquids produced by its subsidiary, Enogex Products Corporation; (iii) electric power contracts by OG&E; and (iv) fuel procurement by OG&E.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2006 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

1.           United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and OG&E. (United States District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (United States District Court for the Eastern District of Louisiana, Case No. 97-2089; United States District Court for the Western District of Oklahoma, Case No. 97-1009M.). On June 15, 1999, the Company was served with the plaintiff’s complaint, which is a qui tam action under the False Claims Act. Plaintiff Jack J. Grynberg, as individual relator on behalf of the United States Government, alleges:  (i) each of the named defendants have improperly or intentionally mismeasured gas (both volume and British thermal unit content) purchased from federal and Indian lands which have resulted in the under-reporting and underpayment of gas royalties owed to the United States Government; (ii) certain provisions generally found in gas purchase contracts are improper; (iii) transactions by affiliated companies are not arms-length; (iv) excess processing cost deduction; and (v) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages:  (a) additional royalties which he claims should have been paid to the United States Government, some percentage of which Grynberg, as relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring defendants to measure the way Grynberg contends is the better way to do so; and (e) interest, costs and attorneys’ fees.

In qui tam actions, the United States Government can intervene and take over such actions from the relator. The Department of Justice, on behalf of the United States Government, decided not to intervene in this action.

The plaintiff filed over 70 other cases naming over 300 other defendants in various Federal courts across the country containing nearly identical allegations. The Multi-District Litigation (“MDL”) Panel entered its order in late 1999 transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and OG&E, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. The defendants also filed for other legal costs on December 18, 2006. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

2.            Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I). On September 24, 1999, various subsidiaries of the Company were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-federal lands. On April 10, 2003, the court entered an order denying class certification. On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003. In its amended petition, referred to as the Fourth Amended Petition, OG&E and Enogex Inc. were omitted from the case but two of Enogex’s subsidiaries remained as defendants. The plaintiffs’ Fourth Amended Petition seeks class certification and alleges that approximately 60 defendants, including two of Enogex’s subsidiaries, have improperly measured the volume of natural gas. The Fourth Amended Petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment. In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion. The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest. The plaintiffs also reserved the right to seek punitive damages.

Discovery was conducted on the class certification issues, and the parties fully briefed these same issues. A hearing on class certification issues was held April 1, 2005.

In May 2006, the court heard oral argument on a motion to intervene filed by Colorado Consumers Legal Foundation, which is claiming entitlement to participate in the putative class action. The court has not yet ruled on the motion to intervene.

On July 2, 2007, the court ordered the plaintiffs and defendants to file proposed findings of facts and conclusions of law on class certification by July 31, 2007. On July 31, 2007, the two subsidiaries of Enogex filed their proposed findings of fact and conclusions of law regarding conflict of law issues and the coordinated defendants filed their proposed findings of facts and conclusions of law on class certification.

The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Enogex.

3.            Will Price, et al. v. El Paso Natural Gas Co., et al. (Price II). On May 12, 2003, the plaintiffs (same as those in Price I above) filed a new class action petition in the District Court of Stevens County, Kansas naming the same defendants and asserting substantially identical legal and/or equitable theories as in the amended petition of the Price I case. The plaintiffs allege that the defendants mismeasured the British thermal unit content of natural gas obtained from or measured for the plaintiffs. In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion. The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest. The plaintiffs also reserved the right to seek punitive damages.

Discovery was conducted on the class certification issues, and the parties fully briefed these same issues. A hearing on class certification issues was held April 1, 2005.

In May 2006, the court heard oral argument on a motion to intervene filed by Colorado Consumers Legal Foundation, which is claiming entitlement to participate in the putative class action. The court has not yet ruled on the motion to intervene.

On July 2, 2007, the court ordered the plaintiffs and defendants to file proposed findings of facts and conclusions of law on class certification by July 31, 2007. On July 31, 2007, the two subsidiaries of Enogex filed their proposed findings of fact and conclusions of law regarding conflict of law issues and the coordinated defendants filed their proposed findings of facts and conclusions of law on class certification.

The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Enogex.

4.            In Ronald A. Katz Technology Licensing, L.P. v. OGE Energy Corp., et al. (United States W.D. Okla. 2007) (Civil Action No. 5:07-CV-00650-C), Ronald A. Katz Technology Licensing, L.P. (“RAKTL”) sued the Company and OG&E on June 7, 2007 for patent infringement. RAKTL alleges that OG&E, by operating automated telephone systems that allow OG&E’s customers to access account information, sign-up for new service, transfer service, arrange for an installment payment plan, make a payment on an account, request a duplicate bill, report an electricity outage, and perform various other functions, has infringed 13 of RAKTL’s patents and continues to infringe four of RAKTL’s patents. RAKTL seeks unspecified damages resulting from OG&E’s alleged infringement, including treble damages, as well as a permanent injunction enjoining OG&E from continuing the alleged infringement. RAKTL has previously filed similar actions against numerous companies and these previously filed cases have been consolidated pursuant to MDL proceedings in the United States District Court for the Central District of California. The Judicial Panel on MDL issued a conditional transfer order on June 20, 2007, consolidating this case with the currently pending MDL proceedings, In re Katz Interactive Call Processing Patent Litigation Case No. MDL-1816. While the Company cannot predict the outcome of this lawsuit at this time, the Company intends to vigorously defend this case and believes that its ultimate resolution will not be material to the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The shares indicated below represent shares of Company common stock purchased on the open market by the trustee for the Company’s Stock Ownership and Retirement Savings Plan and reflect shares purchased with employee contributions as well as the portion attributable to the Company’s matching contributions.

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
4/1/07 – 4/30/07	69,900	$ 39.23	N/A	N/A
5/1/07 – 5/31/07	---	$ ---	N/A	N/A
6/1/07 – 6/30/07	78,900	$ 34.63	N/A	N/A

N/A – not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Shareowners was held on May 17, 2007.

(b)	Not applicable.

(c)	The matters voted upon and the results of the voting at the Annual Meeting were as follows:

(1)	The Shareowners voted to elect the Company’s nominees for election to the Board of Directors as follows:

Luke R. Corbett – 80,380,590 votes for election and 2,094,361 votes withheld

Peter B. Delaney – 80,450,848 votes for election and 2,024,103 votes withheld

Robert Kelley – 80,414,290 votes for election and 2,060,661 votes withheld

J.D. Williams – 78,449,634 votes for election and 4,025,317 votes withheld

(2)

The Shareowners voted to ratify the appointment of Ernst & Young LLP as the Company’s principal independent accountants for 2007 with 81,311,477 votes for election, 461,803 votes withheld and 701,667 votes abstained.

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

August 2, 2007

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:	August 2, 2007

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 2, 2007

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of OGE Energy Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 2, 2007

/s/ Steven E. Moore
Steven E. Moore
Chairman of the Board and
Chief Executive Officer

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer