Form 10-Q
period 2007-09-30
OGE ENERGY CORP
filed 2007-11-01
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

At September 30, 2007, 91,793,197 shares of common stock, par value $0.01 per share, were outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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
•

federal or state legislation and regulatory decisions (including the decisions relating to the deferral of capitalized costs associated with the cancelled Red Rock power plant project) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets;

•	environmental laws and regulations that may impact the Company’s operations;
•	changes in accounting standards, rules or guidelines;
•

the discontinuance of regulated accounting principles under Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”;

•	creditworthiness of suppliers, customers and other contractual parties;
•	the higher degree of risk associated with the Company’s nonregulated business compared with the Company’s regulated utility business;
•	the impact of the proposed initial public offering of limited partner interests of OGE Enogex Partners L.P.; and
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Risk Factors and Exhibit 99.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2007	2006	2007	2006
OPERATING REVENUES
Electric Utility operating revenues	$ 633.2	$ 608.7	$ 1,403.8	$ 1,427.4
Natural Gas Pipeline operating revenues	411.3	521.9	1,435.6	1,747.3
Total operating revenues	1,044.5	1,130.6	2,839.4	3,174.7
COST OF GOODS SOLD (exclusive of depreciation shown below)
Electric Utility cost of goods sold	315.1	281.8	728.6	725.3
Natural Gas Pipeline cost of goods sold	337.6	467.3	1,215.9	1,562.5
Total cost of goods sold	652.7	749.1	1,944.5	2,287.8
Gross margin on revenues	391.8	381.5	894.9	886.9
Other operation and maintenance	106.1	98.1	310.8	306.6
Depreciation	48.6	44.9	145.1	135.3
Impairment of assets	0.5	0.3	0.5	0.3
Taxes other than income	18.3	17.6	56.8	54.6
OPERATING INCOME	218.3	220.6	381.7	390.1
OTHER INCOME (EXPENSE)
Interest income	0.3	1.5	1.4	4.6
Allowance for equity funds used during construction	0.3	2.3	0.7	2.5
Other income	7.0	0.4	13.1	7.9
Other expense	(12.3)	(2.3)	(15.0)	(12.4)
Net other income (expense)	(4.7)	1.9	0.2	2.6
INTEREST EXPENSE
Interest on long-term debt	22.1	21.8	66.4	65.3
Allowance for borrowed funds used during construction	(1.0)	(1.3)	(2.4)	(3.8)
Interest on short-term debt and other interest charges	4.4	9.2	10.7	11.1
Interest expense	25.5	29.7	74.7	72.6
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	188.1	192.8	307.2	320.1
INCOME TAX EXPENSE	61.3	70.8	100.6	116.1
INCOME FROM CONTINUING OPERATIONS	126.8	122.0	206.6	204.0
DISCONTINUED OPERATIONS (NOTE 5)
Income (loss) from discontinued operations	---	(1.0)	---	59.1
Income tax expense (benefit)	---	(0.4)	---	23.1
Income (loss) from discontinued operations	---	(0.6)	---	36.0
NET INCOME	$ 126.8	$ 121.4	$ 206.6	$ 240.0
BASIC AVERAGE COMMON SHARES OUTSTANDING	91.8	91.1	91.7	90.9
DILUTED AVERAGE COMMON SHARES OUTSTANDING	92.5	92.4	92.4	92.0
BASIC EARNINGS PER AVERAGE COMMON SHARE
Income from continuing operations	$ 1.38	$ 1.34	$ 2.25	$ 2.24
Income (loss) from discontinued operations	---	(0.01)	---	0.40
NET INCOME	$ 1.38	$ 1.33	$ 2.25	$ 2.64
DILUTED EARNINGS PER AVERAGE COMMON SHARE
Income from continuing operations	$ 1.37	$ 1.32	$ 2.24	$ 2.22
Income (loss) from discontinued operations	---	(0.01)	---	0.39
NET INCOME	$ 1.37	$ 1.31	$ 2.24	$ 2.61
DIVIDENDS DECLARED PER SHARE	$ 0.34	$ 0.3325	$ 1.02	$ 0.9975

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2.0	$ 47.9
Funds on deposit	32.0	32.0
Accounts receivable, less reserve of $4.4 and $4.4 respectively	333.0	344.3
Accrued unbilled revenues	43.3	39.7
Fuel inventories	69.0	65.6
Materials and supplies, at average cost	64.7	58.7
Price risk management	9.0	38.3
Gas imbalances	7.2	2.8
Accumulated deferred tax assets	17.2	10.6
Prepayments	4.0	9.0
Other	14.8	11.6
Total current assets	596.2	660.5

OTHER PROPERTY AND INVESTMENTS, at cost	43.0	35.2

PROPERTY, PLANT AND EQUIPMENT
In service	6,679.6	6,307.7
Construction work in progress	137.8	191.1
Total property, plant and equipment	6,817.4	6,498.8
Less accumulated depreciation	2,715.1	2,631.3
Net property, plant and equipment	4,102.3	3,867.5

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.3	31.1
Regulatory asset - SFAS 158	214.0	231.1
Price risk management	0.7	1.7
McClain Plant deferred expenses	14.0	18.7
Unamortized loss on reacquired debt	19.2	20.1
Unamortized debt issuance costs	8.5	9.4
Other	39.9	23.1
Total deferred charges and other assets	312.6	335.2

TOTAL ASSETS	$ 5,054.1	$ 4,898.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

(In millions)	September 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$ 158.9	$ ---
Accounts payable	229.6	295.0
Dividends payable	31.2	31.1
Customer deposits	56.2	53.4
Accrued taxes	85.9	57.0
Accrued interest	31.6	37.7
Accrued compensation	35.6	46.0
Long-term debt due within one year	1.0	3.0
Price risk management	9.0	5.6
Gas imbalances	6.2	11.1
Fuel clause over recoveries	35.1	96.3
Other	38.0	33.2
Total current liabilities	718.3	669.4

LONG-TERM DEBT	1,344.7	1,346.3

COMMITMENTS AND CONTINGENCIES (NOTE 12)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	198.8	231.3
Accumulated deferred income taxes	884.7	859.2
Accumulated deferred investment tax credits	23.2	26.8
Accrued removal obligations, net	141.7	125.5
Price risk management	7.9	1.1
Other	36.5	35.0
Total deferred credits and other liabilities	1,292.8	1,278.9

STOCKHOLDERS’ EQUITY
Common stockholders’ equity	755.3	741.0
Retained earnings	1,000.0	890.8
Accumulated other comprehensive loss, net of tax	(57.0)	(28.0)
Total stockholders’ equity	1,698.3	1,603.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,054.1	$ 4,898.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$ 206.6	$ 204.0
Adjustments to reconcile income from continuing operations to net cash provided from operating activities
Depreciation	145.1	135.3
Impairment of assets	0.5	0.3
Deferred income taxes and investment tax credits, net	51.2	25.7
Allowance for equity funds used during construction	(0.7)	(2.5)
Gain on sale of assets	(0.1)	(0.6)
Loss on retirement of fixed assets	3.0	6.1
Stock-based compensation expense	2.9	2.9
Excess tax benefit on stock-based compensation	(2.8)	(1.4)
Price risk management assets	30.3	28.0
Price risk management liabilities	(23.0)	(57.7)
Other assets	7.2	(65.7)
Other liabilities	(56.9)	26.2
Change in certain current assets and liabilities
Deposit with Internal Revenue Service	---	(32.0)
Accounts receivable, net	11.3	220.4
Accrued unbilled revenues	(3.6)	(3.7)
Fuel, materials and supplies inventories	(9.4)	(1.2)
Gas imbalance asset	(4.4)	20.0
Fuel clause under recoveries	---	101.1
Other current assets	1.8	5.1
Accounts payable	(65.4)	(259.4)
Customer deposits	2.8	3.0
Accrued taxes	32.3	32.6
Accrued interest	(12.4)	(8.9)
Accrued compensation	(10.4)	(1.1)
Gas imbalance liability	(4.9)	(23.0)
Fuel clause over recoveries	(61.2)	39.8
Other current liabilities	4.8	(9.9)
Net Cash Provided from Operating Activities	244.6	383.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(372.8)	(334.8)
Proceeds from sale of assets	1.0	1.9
Net Cash Used in Investing Activities	(371.8)	(332.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	---	217.5
Retirement of long-term debt	(3.1)	---
Increase (decrease) in short-term debt, net	158.9	(211.2)
Issuance of common stock	8.0	10.3
Excess tax benefit on stock-based compensation	2.8	1.4
Contributions from partners	8.1	---
Dividends paid on common stock	(93.4)	(90.5)
Net Cash Provided from (Used in) Financing Activities	81.3	(72.5)
DISCONTINUED OPERATIONS
Net cash used in operating activities	---	(19.9)
Net cash provided from investing activities	---	16.1
Net Cash Used in Discontinued Operations	---	(3.8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45.9)	(25.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47.9	26.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2.0	$ 0.6

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

Formation of OGE Enogex Partners L.P.

In May 2007, the Company formed OGE Enogex Partners L.P., a Delaware limited partnership (the “Partnership”), as part of its strategy to further develop Enogex’s natural gas midstream assets and operations. The Partnership has filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its common units, representing limited partner interests in the Partnership (the “Offering”). At the date of this quarterly report, the registration statement relating to the Offering is not effective. Prior to the closing of the Offering, Enogex Inc., which is currently an Oklahoma corporation, would convert to Enogex LLC, a Delaware limited liability company. In connection with the Offering, the Company is expected to contribute an approximately 25% membership interest in Enogex LLC to a wholly owned subsidiary of the Partnership that would serve as Enogex LLC’s managing member and will control its assets and operations. A wholly owned subsidiary of the Company will retain the remaining approximately 75% membership interest in Enogex LLC. It is currently contemplated that at the completion of the Offering, the Company will indirectly own a 64.0% limited partner interest and a 2% general partner interest in the Partnership. The Company will also own the Partnership’s general partner.

The completion of the Offering is subject to numerous conditions and no assurances can be made that it will be successfully completed. The Company expects to continue to evaluate strategic alternatives for Enogex, including other transactions that the Company believes could provide long-term value to its shareowners and the proposed initial public offering. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time that the registration statement becomes effective. The information contained in this quarterly report with respect to the Offering shall not constitute an offer to sell or a solicitation of an offer to buy any securities.

From a financial reporting perspective, the formation of the Partnership had no effect on the Company’s financial statements as of and for the periods ended September 30, 2007 (other than causing the Company to report four business segments rather than two (see Note 11)). In the event that, and beginning with the period in which, the Offering is completed, the Company will consolidate the results of the Partnership with minority interest treatment for the common units of the Partnership owned by unit holders other than the Company or its consolidated subsidiaries.

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

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2007 and December 31, 2006, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and the results of its cash flows for the nine months ended September 30, 2007 and 2006, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Form 10-K.

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

The following table is a summary of OG&E’s regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2007	2006
Regulatory Assets
Regulatory asset - SFAS 158	$ 214.0	$ 231.1
Unamortized loss on reacquired debt	19.2	20.1
Income taxes recoverable from customers, net	16.3	31.1
McClain Plant deferred expenses	14.0	18.7
Pension plan expenses	12.4	14.7
Cogeneration credit rider under recovery	5.4	3.1
Storm expenses	1.0	---
Miscellaneous	1.2	0.4
Total Regulatory Assets	$ 283.5	$ 319.2

Regulatory Liabilities
Accrued removal obligations, net	$ 141.7	$ 125.5
Fuel clause over recoveries	35.1	96.3
Deferred gain on sale of assets	1.7	2.7
Miscellaneous	2.4	---
Total Regulatory Liabilities	$ 180.9	$ 224.5

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

Price Risk Management Assets and Liabilities

In the second quarter of 2007, the Company adopted FASB Interpretation No. 39 (As Amended), “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” which states that fair value amounts recognized for forward, interest rate swap, currency swap, option and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement may be offset. The reporting entity’s choice to offset or not must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts, whether for the same type of conditional or exchange contract or for different types of contracts, with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for forward, interest rate swap, currency swap, option and other conditional or exchange contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the consolidated balance sheet. The Company has presented the fair values of its contracts under master netting agreements using a net fair value presentation. If these transactions with the same counterparty were presented on a gross basis in the Condensed Consolidated Balance Sheets, current Price Risk Management assets and liabilities would be approximately $17.2 million and $25.1 million, respectively, at September 30, 2007, and non-current Price Risk Management assets and liabilities would be approximately $7.1 million and $24.2 million, respectively, at September 30, 2007. If these transactions with the same counterparty were presented on a gross basis in the Condensed Consolidated Balance Sheets, current Price Risk Management assets and liabilities would be approximately $41.9 million and $9.2 million, respectively, at December 31, 2006, and non-current Price Risk Management assets and liabilities would be approximately $1.7 million and $1.1 million, respectively, at December 31, 2006.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $1.6 million pre-tax ($1.0 million after tax, or $0.01 per basic and diluted share) and approximately $6.0 million pre-tax ($3.7 million after tax, or $0.04 per basic and diluted share) during the three and nine months ended September 30, 2006, respectively, related to the Company’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.4 million pre-tax ($0.2 million after tax, or less than $0.01 per basic and diluted share) on January 1, 2006 for outstanding non-vested share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Consolidated Statement of Income. The Company recorded compensation expense of approximately $0.9 million pre-tax ($0.5 million after tax, or $0.01 per basic and diluted share) and approximately $2.3 million pre-tax ($1.4 million after tax, or $0.02 per basic and diluted share), respectively, during the three and nine months ended September 30, 2007 related to the Company’s share-based payments.

The Company issues new shares to satisfy stock option exercises. During the three and nine months ended September 30, 2007, respectively, there were 37,500 shares and 334,639 shares of new common stock issued pursuant to the Company’s Plans related to exercised stock options. The Company received approximately $0.9 million and $4.2 million during the three months ended September 30, 2007 and 2006, respectively, and approximately $8.0 million and $10.3 million during the nine months ended September 30, 2007 and 2006, respectively, related to exercised stock options.

The Company recorded an excess tax benefit of approximately $0.1 million and $0.9 million during the three and nine months ended September 30, 2007, respectively, related to the Company’s 2007 share-based payments. The Company realized an excess tax benefit of approximately $2.8 million during each of the three and nine month periods ended September 30, 2007, related to the Company’s 2006 share-based payments, which amount was presented as a financing cash inflow and realized when the Company’s 2006 income tax return was filed in September 2007. The Company recorded an excess tax benefit of approximately $0.7 million and $1.8 million during the three and nine months ended September 30, 2006, respectively, related to the Company’s 2006 share-based payments. The Company realized an excess tax benefit of approximately $1.4 million during each of the three and nine month periods ended September 30, 2006, related to the Company’s 2005 share-based payments, which amount was presented as a financing cash inflow and realized when the Company’s 2005 income tax return was filed in August 2006.

4.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income

The components of total comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows:

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$ 126.8	$ 121.4	$ 206.6	$ 240.0
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Net loss, net of tax	2.0	---	2.7	---
Prior service cost, net of tax	0.1	---	0.5	---
Defined benefit postretirement plans:
Net loss, net of tax	0.2	---	0.4	---
Net transition obligation, net of tax	---	---	0.1	---
Prior service cost, net of tax	0.1	---	0.2	---
Deferred hedging gains (losses), net of tax	(19.5)	5.4	(33.1)	0.8
Amortization of cash flow hedge, net of tax	0.1	0.1	0.2	0.2
Total comprehensive income	$ 109.8	$ 126.9	$ 177.6	$ 241.0

The components of accumulated other comprehensive loss at September 30, 2007 and December 31, 2006 are as follows:

(In millions)	September 30,	December 31,
	2007	2006
Defined benefit pension plan:
Net loss, net of tax (($30.4) and ($34.9) pre-tax, respectively)	$ (18.7)	$ (21.4)
Prior service cost, net of tax (($4.7) and ($5.6) pre-tax, respectively)	(2.9)	(3.4)
Defined benefit postretirement plans:
Net loss, net of tax (($11.2) and ($11.7) pre-tax, respectively)	(5.0)	(5.4)
Net transition obligation, net of tax (($1.1) and ($1.2) pre-tax, respectively)	(0.7)	(0.8)
Prior service cost, net of tax (($0.8) and ($1.1) pre-tax, respectively)	(0.5)	(0.7)
Deferred hedging gains (losses), net of tax (($44.8) and $9.1 pre-tax, respectively)	(27.5)	5.6
Settlement and amortization of cash flow hedge, net of tax (($2.8) and ($3.1) pre- tax, respectively)	(1.7)	(1.9)
Total accumulated other comprehensive loss	$ (57.0)	$ (28.0)

5.	Enogex – Discontinued Operations

In March 2006, Enogex announced that its wholly owned subsidiary, Enogex Gas Gathering L.L.C., had entered into an agreement to sell certain gas gathering assets in the Kinta, Oklahoma, area. The assets included in the transaction were approximately 568 miles of gas gathering pipeline and 22 compressor units with current volumes of approximately 145 million cubic feet per day, all in eastern Oklahoma. The sale price was approximately $93 million. This transaction closed on May 1, 2006 and Enogex recorded an after tax gain of approximately $34.1 million during the second quarter of 2006. The proceeds from the sale, were used, among other things, to reduce short-term debt levels and fund capital expenditures.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME DATA

( In millions)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Operating revenues from discontinued operations	$	---	$	---	$	---	$9.4
Income (loss) from discontinued operations before taxes	$	---		$(1.0)	$	---	$59.1

6.	Income Taxes

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2001. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income. The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	2.5	2.1	2.7
Amortization of net unfunded deferred taxes	0.9	1.8	0.9	1.6
Qualified production activities deduction	(0.3)	(0.2)	(0.3)	(0.2)
Federal investment tax credits, net	(0.6)	(0.6)	(1.2)	(1.2)
Medicare Part D subsidy	(0.6)	(1.0)	(0.6)	(0.7)
401(k) dividends	(0.8)	(0.6)	(0.8)	(0.8)
Federal renewable energy credit (A)	(2.2)	---	(2.2)	---
Other	(0.9)	(0.2)	(0.2)	(0.1)
Effective income tax rate as reported	32.6%	36.7%	32.7%	36.3%

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see discussion of the tax method of accounting for the capitalization of costs for self-constructed assets above). Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company believes it is reasonably possible to arrive at a settlement with the IRS related to the tax method of accounting for the capitalization of costs for self-constructed assets within the next 12 months. Until the Company arrives at an ultimate settlement, the Company will continue to accrue interest related to the uncertainty.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and recognizes penalties in other expense. During the three months ended September 30, 2007 and 2006, OG&E recorded approximately $0.8 million pre-tax ($0.5 million after tax, or $0.01 per basic and diluted share) and $0.4 million pre-tax ($0.2 million after tax, or less than $0.01 per basic and diluted share) in interest, respectively. During the nine months ended September 30, 2007 and 2006, OG&E recorded approximately $2.4 million pre-tax ($1.5 million after tax, or $0.02 per basic and diluted share) and $0.3 million pre-tax ($0.2 million after tax, or less than $0.01 per basic and diluted share) in interest, respectively. At September 30, 2007 and December 31, 2006, the Company had approximately $12.1 million and $3.5 million, respectively, of accrued interest related to the capitalization of costs for self-constructed assets discussed above.

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

7.	Earnings Per Share

Outstanding shares for purposes of basic and diluted earnings per average common share were calculated as follows:

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average Common Shares Outstanding
Basic average common shares outstanding	91.8	91.1	91.7	90.9
Effect of dilutive securities:
Employee stock options and unvested stock grants	0.3	0.4	0.3	0.3
Contingently issuable shares (performance units)	0.4	0.9	0.4	0.8
Diluted average common shares outstanding	92.5	92.4	92.4	92.0
Anti-dilutive shares excluded from EPS calculation	---	---	---	0.3

8.	Long-Term Debt

At September 30, 2007, the Company was in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

OG&E has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.57% - 4.07%	Garfield Industrial Authority, January 1, 2025	$ 47.0
3.50% - 4.00%	Muskogee Industrial Authority, January 1, 2025	32.4
3.46% - 4.11%	Muskogee Industrial Authority, September 1, 2027	56.0
Total (redeemable during next 12 months)		$ 135.4

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

The short-term debt balance was approximately $158.9 million at September 30, 2007. There was no short-term debt outstanding at December 31, 2006. The following table shows the Company’s revolving credit agreements and available cash at September 30, 2007.

Revolving Credit Agreements and Available Cash (In millions)
	Amount	Amount	Weighted-Average
Entity	Available	Outstanding	Interest Rate	Maturity
OGE Energy Corp. (A)	$ 600.0	$ 158.3	5.46%	December 6, 2011 (C)
OG&E (B)	400.0	---	---	December 6, 2011 (C)
	1,000.0	158.3	5.46%
Cash	2.0	N/A	N/A	N/A
Total	$ 1,002.0	$ 158.3	5.46%

(A) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At September 30, 2007, there was approximately $158.3 million in outstanding commercial paper borrowings.
(B) This bank facility is available to back up OG&E’s commercial paper borrowings and to provide revolving credit borrowings. At September 30, 2007, OG&E had outstanding approximately $3.1 million supporting letters of credit and no commercial paper borrowings.
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

The Company’s and OG&E’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions as experienced with the market turmoil in August 2007. As a result of the market turmoil in August 2007, the Company utilized borrowings under its revolving credit agreements. When the market returned to normal operations, the Company repaid the borrowings under its revolving credit agreements and began utilizing commercial paper in the commercial paper market. Pricing grids associated with the back-up lines of credit could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrades of the ratings of the Company or OG&E would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes. Any future downgrade of Enogex would also lead to higher borrowing costs and, if below investment grade, would require Enogex to post cash collateral or letters of credit. Also, as reported in the Company’s 2006 Form 10-K, any downgrade below investment grade at Enogex could require the Company to issue guarantees on behalf of Enogex to support some of OGE Energy Resources, Inc.’s (“OERI”), a wholly owned subsidiary of Enogex, marketing operations.

Unlike the Company and Enogex, OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2007 and ending December 31, 2008.

10.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity; and (ii) measure the fair value of the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2006 for the Company. The requirement to measure plan assets and benefit obligations at fair value as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 also requires additional disclosures for defined benefit pension plans and other defined benefit postretirement plans.

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

  Net Periodic Benefit Cost

(In millions)	Pension Plan and Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$ 5.3	$ 5.1	$ 15.9	$ 15.3
Interest cost	8.1	7.6	24.3	23.0
Return on plan assets	(11.1)	(9.6)	(33.0)	(28.7)
Amortization of net loss	5.7	4.2	11.0	12.5
Amortization of recognized prior service cost	1.5	1.5	4.4	4.4
Net periodic benefit cost (A)	$ 9.5	$ 8.8	$ 22.6	$ 26.5

(In millions)	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$ 1.0	$ 1.0	$ 3.0	$ 2.8
Interest cost	3.1	2.9	9.3	8.9
Return on plan assets	(1.5)	(1.4)	(4.5)	(4.2)
Amortization of transition obligation	0.7	0.7	2.1	2.1
Amortization of net loss	1.5	2.2	4.6	6.5
Amortization of recognized prior service cost	0.5	0.5	1.5	1.5
Net periodic benefit cost	$ 5.3	$ 5.9	$ 16.0	$ 17.6

(A) In addition to the $22.6 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the nine months ended September 30, 2007, OG&E also recognized an expense of approximately $2.3 million related to the change in the regulatory asset identified as Pension Plan Expenses in Note 1.

Retirement Restoration Plan Settlement Charge

In accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the retirement restoration benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic retirement restoration cost. During the third quarter of 2007, the Company recorded a retirement restoration plan settlement charge of approximately $3.0 million primarily due to the death of the Company’s Chairman and Chief Executive Officer in September 2007. The retirement restoration settlement charge did not require a cash outlay by the Company and did not increase the Company’s total retirement restoration expense over time, as the charge was an acceleration of costs that otherwise would have been recognized as retirement restoration expense in future periods. OG&E’s Oklahoma jurisdictional portion of this charge was recorded as a regulatory asset.

Pension Plan Funding

In the third quarter of 2007, the Company contributed approximately $10 million to its pension plan for a total contribution of $50 million to its pension plan during 2007. No additional contributions are expected in 2007.

11.	Report of Business Segments

Historically, the Company’s business was divided into two reportable segments, electric utility and natural gas pipeline. However, the Company has provided supplemental revenue and operating income information for each of the three businesses in Enogex’s natural gas pipeline segment. As part of the process of preparing the registration statement on Form S-1 for OGE Enogex Partners L.P. that was filed on June 27, 2007 and as discussed in Note 1 above, the Company determined that, for reporting purposes, Enogex, as a stand-alone entity, had three segments – (i) natural gas transportation and storage, (ii) natural gas gathering and processing and (iii) natural gas marketing. Therefore, beginning with the second quarter of 2007, the Company’s business is now divided into four reportable segments for reporting purposes. These segments are as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) the transportation and storage of natural gas, (iii) the gathering and processing of natural gas and (iv) the marketing of natural gas. Other Operations for the three and nine months ended September 30, 2007 and 2006 primarily included consolidating eliminations. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and therefore has presented this information below. The following tables summarize the results of the Company’s business segments for the three and nine months ended September 30, 2007 and 2006. The results of the Company’s business segments have been restated for all prior periods presented to conform to the 2007 presentation.

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
September 30, 2007	Utility	Storage	Processing	Marketing	Operations	Eliminations	Total
(In millions)

Operating revenues	$ 633.2	$ 53.2	$ 196.3	$ 303.0	$ ---	$ (141.2)	$ 1,044.5
Cost of goods sold	326.9	15.4	150.1	301.3	---	(141.0)	652.7
Gross margin on revenues	306.3	37.8	46.2	1.7	---	(0.2)	391.8
Other operation and maintenance	78.5	10.7	18.0	1.5	(2.6)	---	106.1
Depreciation	35.3	4.2	7.1	---	2.0	---	48.6
Impairment of assets	---	0.5	---	---	---	---	0.5
Taxes other than income	13.8	2.8	1.0	0.1	0.6	---	18.3
Operating income	$ 178.7	$ 19.6	$ 20.1	$ 0.1	$ ---	$ (0.2)	$ 218.3
Total assets	$ 3,809.5	$ 1,431.3	$ 869.2	$ 150.3	$ 2,210.5	$ (3,416.7)	$ 5,054.1

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
September 30, 2006	Utility	Storage	Processing	Marketing	Operations	Eliminations	Total
(In millions)

Operating revenues	$ 608.7	$ 48.4	$ 194.2	$ 433.7	$ ---	$ (154.4)	$ 1,130.6
Cost of goods sold	293.6	23.5	152.5	433.5	---	(154.0)	749.1
Gross margin on revenues	315.1	24.9	41.7	0.2	---	(0.4)	381.5
Other operation and maintenance	74.1	9.3	14.9	2.1	(2.3)	---	98.1
Depreciation	32.5	4.4	6.1	0.1	1.8	---	44.9
Impairment of assets	---	---	0.3	---	---	---	0.3
Taxes other than income	13.0	2.8	1.2	0.1	0.5	---	17.6
Operating income (loss)	$ 195.5	$ 8.4	$ 19.2	$ (2.1)	$ ---	$ (0.4)	$ 220.6
Total assets	$ 3,454.5	$ 1,368.3	$ 866.6	$ 231.5	$ 1,984.5	$ (3,077.6)	$ 4,827.8

		Transportation	Gathering
Nine Months Ended	Electric	and	and		Other
September 30, 2007	Utility	Storage	Processing	Marketing	Operations	Eliminations	Total
(In millions)

Operating revenues	$ 1,403.8	$ 179.3	$ 554.9	$ 1,149.5	$ ---	$ (448.1)	$ 2,839.4
Cost of goods sold	764.1	71.3	426.2	1,130.8	---	(447.9)	1,944.5
Gross margin on revenues	639.7	108.0	128.7	18.7	---	(0.2)	894.9
Other operation and maintenance	230.8	33.0	50.9	4.5	(8.4)	---	310.8
Depreciation	105.3	12.9	20.9	0.1	5.9	---	145.1
Impairment of assets	---	0.5	---	---	---	---	0.5
Taxes other than income	42.3	8.9	2.7	0.4	2.5	---	56.8
Operating income	$ 261.3	$ 52.7	$ 54.2	$ 13.7	$ ---	$ (0.2)	$ 381.7
Total assets	$ 3,809.5	$ 1,431.3	$ 869.2	$ 150.3	$ 2,210.5	$ (3,416.7)	$ 5,054.1

		Transportation	Gathering
Nine Months Ended	Electric	and	and		Other
September 30, 2006	Utility	Storage	Processing	Marketing	Operations	Eliminations	Total
(In millions)

Operating revenues	$ 1,427.4	$ 176.1	$ 520.7	$ 1,530.8	$ ---	$ (480.3)	$ 3,174.7
Cost of goods sold	760.9	83.1	398.7	1,524.2	---	(479.1)	2,287.8
Gross margin on revenues	666.5	93.0	122.0	6.6	---	(1.2)	886.9
Other operation and maintenance	233.8	29.0	44.1	7.2	(7.5)	---	306.6
Depreciation	98.8	13.4	17.7	0.1	5.3	---	135.3
Impairment of assets	---	---	0.3	---	---	---	0.3
Taxes other than income	39.8	8.9	3.3	0.4	2.2	---	54.6
Operating income (loss)	$ 294.1	$ 41.7	$ 56.6	$ (1.1)	$ ---	$ (1.2)	$ 390.1
Total assets	$ 3,454.5	$ 1,368.3	$ 866.6	$ 231.5	$ 1,984.5	$ (3,077.6)	$ 4,827.8

12.	Commitments and Contingencies

Except as set forth below and in Note 13, the circumstances set forth in Notes 17 and 18 to the Company’s Consolidated Financial Statements included in the Company’s 2006 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Agreement with Cheyenne Plains Gas Pipeline Company, L.L.C.

Cheyenne Plains Gas Pipeline Company, L.L.C (“Cheyenne Plains”) operates the Cheyenne Plains Pipeline that provides firm transportation services in Wyoming, Colorado and Kansas with a capacity of 730,000 decatherms/day (“Dth/day”). OERI entered into a Firm Transportation Service Agreement (“FTSA”) with Cheyenne Plains in 2004, for 60,000 Dth/day of firm capacity on the Cheyenne Plains Pipeline. The FTSA was for a 10-year term beginning with the in-service date of the Cheyenne Plains Pipeline in March 2005 with an annual demand fee of approximately $7.4 million. Effective March 1, 2007, OERI and Cheyenne Plains amended the FTSA to provide for OERI to turn back 20,000 Dth/day of its capacity beginning in January 2008 for the remainder of the term. OERI’s new demand fee obligations, net of this turn back and other immaterial release agreements, are estimated at approximately $6.9 million in 2007; $5.9 million in 2008; $6.5 million for each of the years 2009 through 2014; and $1.6 million in 2015.

Agreement with Midcontinent Express Pipeline, LLC

On December 15, 2006, Enogex announced that it had entered into a firm capacity lease agreement with Midcontinent Express Pipeline, LLC for a primary term of 10 years (subject to possible extensions) for capacity on the Enogex system. The leased capacity provided for in this agreement is up to 500 million cubic feet per day and is dependent on the shipper volumes that commit to the project. Enogex’s capacity will be a part of the proposed Midcontinent Express Pipeline (“MEP”), a joint venture between Kinder Morgan Energy Partners, L.P. and Energy Transfer Partners, L.P. In addition to Enogex’s leased capacity, the proposed MEP project includes a new pipeline originating near Bennington, Oklahoma and terminating in Butler, Alabama. Pending necessary regulatory approval, the MEP project is currently expected to be in service during the first quarter of 2009. Enogex currently estimates that its capital expenditures related to this project during 2007 and 2008 will be between $65 million and $100 million. Enogex’s lease agreement with MEP is subject to certain contingencies including regulatory approval. Prior to such approval, Enogex may incur expenditures of between approximately $20 million and $40 million primarily related to commitments for materials that can be sold or used in normal operations in the event the MEP project does not proceed. The amount not recovered or utilized for such expenditures is not expected to be material. MEP filed its application with the FERC on October 9, 2007 requesting authorization to construct and lease certain facilities relating to its pipeline. On October 9, 2007, Enogex also filed its application with the FERC requesting approval of its lease agreement with MEP.

Purchased Power

In March 2007, OG&E issued a request for proposal for capacity and/or firm energy purchases for the summer periods of 2008 through 2010. Completion of the process is expected in the fourth quarter of 2007 and is subject to review by the OCC.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and OG&E, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed for other legal costs on December 18, 2006. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. In compliance with the Tenth Circuit’s June 19, 2007 scheduling order, Grynberg filed an appellants’ opening brief on July 31, 2007. The appellees’ consolidated response brief is due on November 21, 2007. At this time, oral arguments are preliminarily scheduled during the week of May 12, 2008. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

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

Calpine Corporation Bankruptcy

Calpine Corporation, Calpine Energy Services, L.P., and several other affiliates (collectively “Calpine”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on December 20, 2005 (Case No. 05-60200 (BRL)) in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”).  Enogex provides natural gas transportation services pursuant to long-term contracts to two Calpine-owned power generation plants in Oklahoma. Calpine is continuing to operate the plants and request services pursuant to the contracts. The total unpaid amount due to Enogex from Calpine is approximately $0.3 million which has been fully reserved on the Company’s books.

During October 2007, Calpine and Enogex agreed to and executed amended and restated contracts extending the primary terms, reducing the volume of firm transportation and including authorized overrun charges for additional capacity utilized. As part of the agreements, approximately $0.2 million of the bankruptcy claim will be paid in November 2007 and the remaining $0.1 million will be allowed as a general unsecured claim under the bankruptcy plan. The amended and restated contracts were presented to and approved by the Bankruptcy Court on October 19, 2007. The Bankruptcy Court order became final on October 30, 2007 and the payment of the general allowed unsecured claim ($0.1 million) is currently expected to be paid in the first quarter of 2008.

A Calpine-owned power generation plant in Oklahoma is contractually obligated to provide capacity and energy to OG&E; however, the contract terminates on December 31, 2007. The Calpine plant also pays, through the Southwest Power Pool (“SPP”), for transmission services provided by OG&E. OG&E expects the capacity and energy arrangements to remain in effect until the end of 2007; however, whether Calpine will subsequently continue to require transmission services from OG&E is unknown.

Environmental Laws and Regulations

OG&E

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. On May 31, 2006, the EPA issued a ruling which amended and clarified minor portions of the CAMR. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II beginning in 2018. The CAMR includes a cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that OG&E will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma has proposed to incorporate the EPA’s CAMR, along with the proposed mercury allowance allocations, into the state implementation program. OG&E is currently participating in the state rulemaking process and anticipates the rulemaking to be completed in 2008. The proposed Oklahoma rule was delayed due to public objection to the proposed rule and uncertainty about the outcome of ongoing litigation of the CAMR at the federal level. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The CAMR and the proposed state implementation plan will also require continuous monitoring of mercury emissions from OG&E’s coal-fired boilers beginning in 2009. The cost of the monitoring equipment is estimated at approximately $6.0 million, which is expected to be incurred during years 2007 and 2008. At September 30, 2007, OG&E has incurred approximately $3.6 million for the monitoring equipment. However, the cost of the monitoring systems could increase or decrease based on the technology being used in the equipment and related certification costs. The cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

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

The modeling did not support waivers for the affected units at the Seminole, Muskogee and Sooner generating stations. OG&E submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, OG&E submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants will achieve overall greater visibility improvement than BART in the affected Class I areas and the alternative plan extends the timeline for compliance to 2018. The estimated cost for this alternative plan and the BART compliance plan for the Seminole power plant is approximately $470 million. The alternative compliance plan includes installing semi-dry scrubbers on three of four affected coal units and low NOX burner equipment on all four coal units. This alternative plan is subject to approval by the ODEQ and the EPA. The EPA provided a preliminary opinion to the ODEQ that OG&E’s alternative compliance plan may not meet the requirements of the regional haze rules. The EPA recommended that OG&E complete additional modeling supporting its alternative plan. OG&E plans to spend approximately $0.2 million during 2007 related to the regional haze project. The cost to comply with the regional haze regulations could increase or decrease substantially based on the interpretation of the requirements by the ODEQ and the EPA, the availability of alternative control measures to achieve more cost effective visibility improvements, the availability of materials, labor force and the specific design criteria for OG&E’s generating units. OG&E expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E’s retail customers under House Bill 1910, which was enacted into law in May 2005.

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

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone. However, future elevated readings could lead to redefinition of these areas as non-attainment. Both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures are required to be enacted to reduce ozone. This compact expires in December 2007. However, the EPA has proposed continuation through a similar program called Ozone Flex, in which both Oklahoma City and Tulsa are expected to participate. Currently, the EPA is reevaluating the current ozone standard and proposed further reductions in the ambient standard on September 20, 2007. The Company cannot predict the final outcome of this evaluation or its timing or affect on the Company’s operations.

Water

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. OG&E has engaged a consultant who has developed the required documentation for four OG&E facilities. These documents were submitted to the state agency on December 7, 2005 for review and approval. OG&E has also provided the state of Oklahoma with information and requests that, if approved by the state, may reduce the impact of the Section 316(b) rules on OG&E. On January 25, 2007, a federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma indicated that it is requiring a comprehensive demonstration study be submitted by January 8, 2008 for each affected facility. It is not clear what changes, if any, the EPA will ultimately make to the Section 316(b) rules or how those changes may affect OG&E. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules and the Oklahoma comprehensive demonstration study, capital and/or operating costs may increase at any affected OG&E generating facility.

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

On June 7, 2007, OG&E filed an application with the OCC supporting its compliance with the 2002 Settlement Agreement in which OG&E stated that the acquisition of the McClain Plant provided savings to its Oklahoma customers in excess of $177 million over the three-year period of January 1, 2004 through December 31, 2006. In the event the OCC concludes that OG&E is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, OG&E will be required to credit its Oklahoma customers any unrealized savings below $75.0 million. On October 31, 2007, a settlement agreement was reached with the parties in this matter that OG&E provided at least $75.0 million in savings to its customers over the three-year period. A hearing is scheduled for November 1, 2007. OG&E expects the OCC to issue an order by the end of 2007 in this matter.

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

Review of OG&E’s Fuel Adjustment Clause for Calendar Year 2005

The OCC routinely audits activity in OG&E’s fuel adjustment clause for each calendar year. In October 2006, the OCC Staff filed an application for a review of OG&E’s 2005 fuel adjustment clause. On July 12, 2007, the OCC Staff filed testimony that OG&E was in compliance with its authorized fuel adjustment clause for calendar year 2005. A hearing was held in August 2007 and the OCC issued an order in September 2007 approving the fuel, purchased power and purchase gas adjustment clause cost recoveries for calendar year 2005.

Cogeneration Credit Rider

On September 17, 2004, OG&E filed an application and testimony with the OCC requesting a cogeneration credit rider. The requested rider reduces cogeneration charges to customers because of decreasing cogeneration payments made by OG&E beginning January 2005. The cogeneration credit rider is necessary because amounts currently recovered from customers in base rates include historically higher cogeneration payments. OG&E’s cogeneration credit rider has been updated and approved by the OCC in December of each year through December 2006 and any over/under recovery of the cogeneration credit rider in the current year and prior periods has been automatically included in the next year’s rider. OG&E’s current cogeneration credit rider expires December 31, 2007. The 2007 cogeneration credit rider, filed with the OCC, of approximately $80.7 million is partially offset by the prior year under recovery of approximately $2.5 million. OG&E filed an application with the OCC in September 2007 to request a new cogeneration credit rider for years after 2007.

OG&E Wind Power Filing

In January 2007, OG&E’s 120 MW Centennial wind farm was fully in service. From January 1, 2007 through September 30, 2007, OG&E spent approximately $32.7 million related to the Centennial wind farm for total expenditures in 2006 and 2007 of approximately $203.7 million. The OCC previously issued its order approving a settlement agreement relating to the Centennial wind power contract and authorizing a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that OG&E shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the Centennial wind farm in OG&E’s rate base. Pursuant to the settlement agreement, OG&E sent notice to the OCC on January 17, 2007 informing the OCC that the Centennial wind farm was operational, triggering the recovery rider for the first billing cycle in February 2007. The recovery rider is designed to recover the lower of a capped or actual revenue requirement including a return on equity of 10.75 percent. OG&E expects the recovery rider to remain in effect through late 2009. Also, the rate order from the APSC discussed below allows for the recovery of the portion of the Centennial wind farm allocable to OG&E’s customers in Arkansas.

OG&E Arkansas Rate Case Filing

On July 28, 2006, OG&E filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, the McClain Plant, the Centennial wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. On November 29, 2006, OG&E reached a settlement with the other parties in this case for an annual rate increase of approximately $5.4 million. In the settlement agreement, the parties also agreed that OG&E would be allowed to recover the full Arkansas portion of the Centennial wind farm. On January 5, 2007, the APSC approved the settlement and issued a rate order that provides for a $5.4 million annual increase in OG&E’s electric rates and a 10.0 percent return on equity. The Arkansas rates became effective in February 2007.

OG&E FERC Audit

On May 29, 2006, the FERC notified OG&E that it was commencing an audit to determine whether and how OG&E is complying with: (i) its Open Access Transmission Tariff; (ii) requirements of its market-based rate authorization; (iii) Standards of Conduct and Open Access Same-Time Information System; and (iv) wholesale fuel adjustment clause tariff and other requirements contained in the FERC regulations. Over the past several years, the FERC has conducted numerous audits of utilities across the country to ensure regulatory compliance. On June 29, 2007, the FERC issued its final audit report. In its report, the FERC made a limited set of findings and recommended certain actions that OG&E has implemented. Among its findings, the FERC concluded that OG&E did not make the appropriate refunds to certain wholesale customers subsequent to the OCC issuing an order changing the amount of storage costs in OG&E’s gas transportation and storage agreement with Enogex that are recoverable from Oklahoma retail customers.  As a result, OG&E recomputed billings made after May 2003 to certain wholesale customers and issued refunds in accordance with the FERC regulations.  The total amount of the refunds was approximately $1.0 million, including interest, which OG&E had fully reserved on its books in December 2006.

Enogex FERC Audit

On May 29, 2007, the FERC notified Enogex that it was commencing an audit to determine whether and how Enogex has complied with periodic regulatory reporting requirements for intrastate pipelines. On the same day that the FERC contacted Enogex, the FERC also notified a number of other intrastate pipelines and storage entities with market-based rates of comparable audits. In preparing for the audit, Enogex advised the FERC Staff that it had inadvertently failed to timely file three storage reports required under the FERC regulations. Enogex promptly submitted those storage reports to the FERC. The FERC completed its audit of Enogex in September 2007 and approved the corrective actions taken by Enogex and determined that no further corrective action is required.

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

Pending Regulatory Matters

Cancelled Red Rock Power Plant

On September 10, 2007, the OCC denied OG&E and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at OG&E’s Sooner plant site, was to be 42 percent owned by OG&E, 50 percent owned by PSO and eight percent owned by the Oklahoma Municipal Power Authority (“OMPA”). The OCC’s Administrative Law Judge (“ALJ”) had previously reviewed the proposal and supported the project. However, final approval rested with the three OCC commissioners. On October 11, 2007, the OCC issued an order verifying their September 10, 2007 recommendation to deny the request for pre-approval of the proposed Red Rock power plant project. As a result, on October 11, 2007, OG&E, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At September 30, 2007, OG&E has incurred approximately $17.6 million of capitalized costs associated with the Red Rock power plant project. OG&E expects to file an application with the OCC requesting authorization to defer and propose a plan for recovery of approximately $15.4 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project that are currently reflected in Deferred Charges and Other Assets on the Company’s Condensed Consolidated Balance Sheets. If the request for deferral is not approved, the deferred costs will be expensed. OG&E is considering various options to meet its service territory’s power needs in the future.

Review of OG&E’s Fuel Adjustment Clause for Calendar Year 2006

The OCC routinely audits activity in OG&E’s fuel adjustment clause for each calendar year. In September 2007, the OCC Staff filed an application for a prudence review of OG&E’s 2006 fuel adjustment clause. OG&E is required to provide minimum filing requirements (“MFR”) within 60 days of the application; however, OG&E has requested an extension to file the MFR’s in January 2008. In October 2007, the ALJ recommended approval of OG&E’s request for an extension of time to file the MFR’s. OG&E received an order approving the extension from the OCC in October 2007. A procedural schedule has not yet been issued in this matter.

Enogex FERC Section 311 2007 Rate Case

On October 1, 2007, Enogex made its required triennial filing at the FERC to update its Section 311 maximum interruptible transportation rates for service in the East Zone and West Zone. Enogex’s filing requests an increase in the maximum zonal rates and proposes to place such rates into effect on January 1, 2008. Interested parties had until October 22, 2007 to intervene and protest. Thus far, seven parties have intervened and six parties have filed protests. In the normal course, the FERC Staff and intervenors will serve data requests on Enogex with respect to the cost of service submitted with the filing in support of the proposed rates and the parties will, thereafter, undertake settlement discussions. There is no statutory deadline by which the FERC must act. The regulations provide that the FERC has 150 days to act on the filing or issue an order extending the time period for action.

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

On March 21, 2006, the FERC issued an order conditionally accepting OG&E’s and OERI’s proposal to mitigate the presumption of market power in OG&E’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by OG&E and OERI, and concluded that OG&E and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within OG&E’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within OG&E’s control area (instead of only to sales sinking to load within OG&E’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, OG&E and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates. The FERC has not yet acted on OG&E’s April 20, 2006, July 25, 2006 or August 25, 2006 filings. On February 6, 2007, OG&E and OERI submitted to the FERC a change in status report notifying the FERC that OG&E has placed into service OG&E’s Centennial wind farm, a wind farm with a nameplate capacity rating of 120 MW. OG&E and OERI explained that adding this capacity was not material to the FERC’s grant of market-based rate status to OG&E and OERI. On March 9, 2007, the FERC accepted OG&E’s and OERI’s change of status filing. On June 21, 2007, the FERC issued a final rule codifying and revising standards for market-based rate sales of electric energy, capacity and ancillary services. This final rule clarifies the scope of the mitigation applicable to sales within OG&E’s control area. OG&E began complying with the final rule and must formally incorporate certain provisions into its market-based rate tariff the next time OG&E proposes a tariff change, makes a change in status filing or submits an updated market power analysis.

North American Electric Reliability Council

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with monetary penalties. The FERC has approved the North American Electric Reliability Council (“NERC”) as the Electric Reliability Organization for North America and delegated to it the development and enforcement of electric transmission reliability rules. On April 19, 2007, the FERC approved the SPP as a Regional Entity whose primary function is to review and enforce compliance of reliability standards with all registered entities in the region. In March 2007, the FERC approved mandatory NERC reliability standards which became effective June 18, 2007. OG&E recently completed a NERC audit and expects a report to be issued by the NERC in November 2007. The Company is subject to a NERC readiness evaluation and compliance audit every three years. The next compliance audit is scheduled for 2008 and the next readiness evaluation is scheduled for 2010.

National Legislative Initiatives

In June 2007, the United States Senate approved a bill that largely focused on increasing energy efficiency standards for the use of electricity in appliances, residential and commercial buildings. Also, the United States House of Representatives is currently discussing a bill addressing, among other things, smart grid development, increased use of cogeneration, extension of tax credits for renewable energy generation such as wind and solar, tax incentives for plug in hybrid vehicle development and accelerated depreciation for investment in smart meters.

State Legislative Initiatives

In the 2007 legislative session, a bill was introduced in the Oklahoma legislature which proposed that electric utilities record fuel or natural gas removed from storage using the weighted-average cost method of accounting for inventory. Historically, the Company has used the last-in, first-out method of accounting for inventory removed from storage. This bill passed the legislature and was signed into law on June 5, 2007 and is effective January 1, 2008. Management does not believe the impact of this accounting change will be material to its consolidated financial position and results of operations. OG&E filed an application with the OCC in September 2007 to address the accounting issues for the change in accounting for fuel inventory.

14.	Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the Company’s financial instruments, including derivative contracts related to the Company’s price risk management activities, which have significantly changed since December 31, 2006.

(In millions)	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Price Risk Management Assets
Energy Trading Contracts	$ 9.7	$ 9.7	$ 39.1	$ 39.1
Interest Rate Swaps	---	---	0.9	0.9

Price Risk Management Liabilities
Energy Trading Contracts	$ 16.9	$ 16.9	$ 6.7	$ 6.7

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

Formation of OGE Enogex Partners L.P.

In May 2007, the Company formed OGE Enogex Partners L.P., a Delaware limited partnership (the “Partnership”), as part of its strategy to further develop Enogex’s natural gas midstream assets and operations. The Partnership has filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its common units, representing limited partner interests in the Partnership (the “Offering”). At the date of this quarterly report, the registration statement relating to the Offering is not effective. Prior to the closing of the Offering, Enogex Inc., which is currently an Oklahoma corporation, would convert to Enogex LLC, a Delaware limited liability company. In connection with the Offering, the Company is expected to contribute an approximately 25% membership interest in Enogex LLC to a wholly owned subsidiary of the Partnership that would serve as Enogex LLC’s managing member and will control its assets and operations. A wholly owned subsidiary of the Company will retain the remaining approximately 75% membership interest in Enogex LLC. It is currently contemplated that at the completion of the Offering, the Company will indirectly own a 64.0% limited partner interest and a 2% general partner interest in the Partnership. The Company will also own the Partnership’s general partner.

The completion of the Offering is subject to numerous conditions and no assurances can be made that it will be successfully completed. The Company expects to continue to evaluate strategic alternatives for Enogex, including other transactions that the Company believes could provide long-term value to its shareowners and the proposed initial public offering. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time that the registration statement becomes effective. The information contained in this quarterly report with respect to the Offering shall not constitute an offer to sell or a solicitation of an offer to buy any securities.

From a financial reporting perspective, the formation of the Partnership had no effect on the Company’s financial statements as of and for the periods ended September 30, 2007 (other than causing the Company to report four business segments rather than two (see Note 11 of Notes to Condensed Consolidated Financial Statements). In the event that, and beginning with the period in which, the Offering is completed, the Company will consolidate the results of the Partnership with minority interest treatment for the common units of the Partnership owned by unitholders other than the Company or its consolidated subsidiaries.

Wind Power Initiative

On October 30, 2007, the Company announced its goal to increase its wind power generation over the next four years from its current 170 megawatts (“MW”) to 770 MW’s. The Company also announced its desire to begin building a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma in early 2008 and then eventually to extend the line from Woodward to Guymon, Oklahoma in the Oklahoma Panhandle. This high-capacity transmission line would be necessary for OG&E and others to deliver wind-generated power from western and northwestern Oklahoma to the rest of Oklahoma and other states. The Company has also previously committed to the Southwest Power Pool (“SPP”) to build the Oklahoma portion of the western half of the SPP “X-Plan”. The western half of the X-Plan includes transmission lines from Woodward to Tuco, Texas and from Woodward to Spearville, Kansas. The increase in wind power generation and the building of the transmission lines would be subject to numerous regulatory and other approvals, including appropriate regulatory treatment from the OCC and, in the case of the transmission lines, the SPP.

Overview

Summary of Operating Results

Quarter ended September 30, 2007 as compared to quarter ended September 30, 2006

The Company reported net income of approximately $126.8 million, or $1.37 per diluted share, during the three months ended September 30, 2007, as compared to approximately $121.4 million, or $1.31 per diluted share, during the three months ended September 30, 2006. The increase in net income of approximately $5.4 million, or $0.06 per diluted share, during the three months ended September 30, 2007 as compared to the same period in 2006 was due to:

•

an increase in net income at OG&E of approximately $1.6 million, or $0.02 per diluted share of the Company’s common stock, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 primarily due to lower interest expense and lower income tax expense. These increases were partially offset by higher operating expenses, higher depreciation expense, higher net other expense and a lower gross margin on revenues (“gross margin”) from significantly cooler weather in OG&E’s service territory and an amended tariff filed with the OCC partially offset by new rates implemented during 2007;

•

an increase in net income at Enogex (including discontinued operations) of approximately $8.3 million, or $0.09 per diluted share of the Company’s common stock, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily due to higher gross margins in each of Enogex’s segments partially offset by higher operating expenses and higher depreciation expense; and

•

a net loss at the holding company of approximately $2.6 million, or $0.03 per diluted share, during the three months ended September 30, 2007, as compared to net income of approximately $1.9 million, or $0.02 per diluted share, during the three months ended September 30, 2006, primarily due to a loss from the survivor benefit recorded in the Company’s deferred compensation plan partially offset by insurance proceeds recorded during the three months ended September 30, 2007 both related to the death of the Company’s Chairman and Chief Executive Officer (“CEO”) in September 2007.

Enogex’s net income for the three months ended September 30, 2007 of approximately $20.4 million included a loss of approximately $3.0 million at OGE Energy Resources, Inc. (“OERI”) resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on September 30, 2007. The offsetting gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, for the three months ended September 30, 2007, OERI recorded losses of approximately $0.9 million resulting from recording natural gas storage inventory at the lower of cost or market value. The offsetting gains from the sale of withdrawals from inventory are expected to be realized during the first quarter of 2008.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

The Company reported net income of approximately $206.6 million, or $2.24 per diluted share, during the nine months ended September 30, 2007, as compared to approximately $240.0 million, or $2.61 per diluted share, during the nine months ended September 30, 2006. The decrease in net income of approximately $33.4 million, or $0.37 per diluted share, during the nine months ended September 30, 2007 as compared to the same period in 2006 was due to:

•

a decrease in net income at OG&E of approximately $4.3 million, or $0.05 per diluted share of the Company’s common stock, during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 primarily due to higher depreciation expense and a lower gross margin from significantly cooler weather in OG&E’s service territory and an amended tariff filed with the OCC partially offset by new rates implemented during 2007. These decreases were partially offset by lower net other expense and lower income tax expense;

•

a decrease in net income at Enogex (including discontinued operations) of approximately $26.4 million, or $0.29 per diluted share of the Company’s common stock, during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, of which $0.39 per diluted share was due to a reduction in earnings associated with discontinued operations. In addition, higher gross margins in each of Enogex’s segments were partially offset by higher operating expenses and higher depreciation expense; and

•

a net loss at the holding company of approximately $3.4 million, or $0.03 per diluted share, during the nine months ended September 30, 2007, as compared to a net loss of approximately $0.7 million, or less than $0.01 per diluted share, during the nine months ended September 30, 2006, primarily due to a loss from the survivor benefit recorded in the Company’s deferred compensation plan partially offset by insurance proceeds recorded during the nine months ended September 30, 2007 both related to the death of the Company’s Chairman and CEO in September 2007.

Enogex’s net income for the nine months ended September 30, 2007 of approximately $64.0 million included a loss of approximately $2.0 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on September 30, 2007. The offsetting gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, for the nine months ended September 30, 2007, OERI recorded losses of approximately $2.2 million resulting from recording natural gas storage inventory at the lower of cost or market value. The offsetting gains from the sale of withdrawals from inventory are expected to be realized during the first quarter of 2008.

2007 Outlook

The Company’s 2007 earnings guidance remains $213 million to $231 million of income from continuing operations, or $2.30 to $2.50 per diluted share, as shown in the table below. The Company has assumed approximately 92.5 million average diluted shares outstanding, cash flow from operations of between $414 million and $432 million and an effective tax rate of 33.3 percent.

(In millions, except per share data)	Dollars	Diluted EPS
OG&E	$138 - $147	$1.49 - $1.59
Enogex	$77 - $85	$0.83 - $0.92
Holding Company	($1) - ($2)	($0.01) - ($0.02)
Total	$213 - $231	$2.30 - $2.50

Key assumptions for 2007 are:

As shown above, OG&E’s earnings guidance is $138 million to $147 million, or $1.49 to $1.59 per diluted share of the Company’s common stock. Key factors and assumptions underlying this guidance include:

OG&E

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent compared to 2006;
•	The 120 MW wind farm (“Centennial”) rider increase of approximately $18 million;
•	Arkansas rate increase of approximately $5 million;
•	Operating expenses increase approximately $24 million compared to 2006 primarily due to higher employee costs and higher depreciation;
•	Interest expense increases approximately $6 million compared to 2006 primarily due to higher levels of long-term and short-term debt;
•	Tax credit of approximately $9 million associated with the Centennial wind farm; and
•	Capital expenditures for investment in OG&E’s generation, transmission and distribution system are approximately $358 million in 2007.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Enogex

As shown above, Enogex’s earnings guidance is $77 million to $85 million, or $0.83 to $0.92 per diluted share of the Company’s common stock. Key factors and assumptions underlying this guidance include:

•	Total Enogex anticipated gross margin of approximately $345 million. The 2007 guidance includes:

•	Transportation and storage gross margin contribution of approximately $136 million.

•	Gathering and processing gross margin contribution of approximately $183 million. Key factors affecting the gathering and processing gross margin forecast are:

•	Increase of seven percent in gathered volumes over 2006;

•	Natural gas prices are $6.24 per Million British thermal unit (“MMBtu”) in 2007;

•

Realized commodity spreads are $4.63 per MMBtu in 2007. The commodity spread is based on a combination of $4.55 per MMBtu realized for the first nine months of 2007 and approximately 72 percent of volumes that bear price risk are hedged for the remainder of 2007. The remaining volumes are subject to market prices;

•	Weighted-average natural gas liquids prices are $1.04 per gallon in 2007; and

•	Marketing gross margin contribution of approximately $26 million;

•	Operating expenses increase approximately $14 million over 2006 primarily due to increased employee expenses and increased depreciation expense on higher depreciable property balances;

•	Interest expense remains relatively flat in 2007; and

•	Capital expenditures for investment in Enogex’s pipeline system are approximately $159 million in 2007.

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

Holding Company

For 2007, the Company’s earnings guidance for the holding company reflects a loss of $1 million to $2 million, or $0.01 to $0.02 per diluted share.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s consolidated results of operations for the three and nine months ended September 30, 2007 as compared to the same period in 2006 and the Company’s consolidated financial position at September 30, 2007. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

(In millions, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating income	$ 218.3	$ 220.6	$ 381.7	$ 390.1
Net income	$ 126.8	$ 121.4	$ 206.6	$ 240.0
Basic average common shares outstanding	91.8	91.1	91.7	90.9
Diluted average common shares outstanding	92.5	92.4	92.4	92.0
Basic earnings per average common share	$ 1.38	$ 1.33	$ 2.25	$ 2.64
Diluted earnings per average common share	$ 1.37	$ 1.31	$ 2.24	$ 2.61
Dividends declared per share	$ 0.34	$ 0.3325	$ 1.02	$ 0.9975

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
OG&E (Electric Utility)	$ 178.7	$ 195.5	$ 261.3	$ 294.1
Enogex (Natural Gas)
Transportation and storage	19.6	8.4	52.7	41.7
Gathering and processing	20.1	19.2	54.2	56.6
Marketing	0.1	(2.1)	13.7	(1.1)
Other Operations (A)	(0.2)	(0.4)	(0.2)	(1.2)
Consolidated operating income	$ 218.3	$ 220.6	$ 381.7	$ 390.1

(A) Other Operations primarily includes consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues	$ 633.2	$ 608.7	$ 1,403.8	$ 1,427.4
Cost of goods sold	326.9	293.6	764.1	760.9
Gross margin on revenues	306.3	315.1	639.7	666.5
Other operation and maintenance	78.5	74.1	230.8	233.8
Depreciation	35.3	32.5	105.3	98.8
Taxes other than income	13.8	13.0	42.3	39.8
Operating income	178.7	195.5	261.3	294.1
Interest income	---	0.3	---	1.7
Allowance for equity funds used during construction	0.3	2.3	0.7	2.5
Other income	1.2	0.2	3.9	---
Other expense	3.3	0.3	5.1	9.0
Interest expense	16.0	21.0	48.1	46.2
Income tax expense	51.9	69.6	66.7	92.8
Net income	$ 109.0	$ 107.4	$ 146.0	$ 150.3
Operating revenues by classification
Residential	$ 263.9	$ 273.8	$ 551.3	$ 584.6
Commercial	156.9	146.9	341.2	347.0
Industrial	68.9	62.9	165.7	172.9
Oilfield	41.3	37.8	103.7	103.5
Street light	2.2	3.1	6.9	9.3
Public authorities	58.9	54.0	130.0	128.8
Sales for resale	19.9	20.5	49.5	51.4
Provision for rate refund	---	---	0.1	---
System sales revenues	612.0	599.0	1,348.4	1,397.5
Off-system sales revenues	12.9	1.2	33.3	2.3
Other	8.3	8.5	22.1	27.6
Total operating revenues	$ 633.2	$ 608.7	$ 1,403.8	$ 1,427.4
MWH (A) sales by classification (in millions)
Residential	2.9	3.0	6.7	6.9
Commercial	1.9	1.8	4.8	4.8
Industrial	1.1	1.2	3.2	3.4
Oilfield	0.7	0.7	2.1	2.0
Street light	0.1	0.1	0.1	0.1
Public authorities	0.8	0.7	2.2	2.1
Sales for resale	0.4	0.5	1.1	1.2
System sales	7.9	8.0	20.2	20.5
Off-system sales revenues	---	---	0.6	---
Total sales	7.9	8.0	20.8	20.5
Number of customers	762,009	754,447	762,009	754,447
Average cost of energy per KWH (B) - cents
Natural gas	6.296	6.684	6.904	6.914
Coal	1.143	1.141	1.118	1.115
Total fuel	3.412	3.053	3.031	3.122
Total fuel and purchased power	3.715	3.397	3.397	3.443
Degree days (C)
Heating - Actual	---	10	1,926	1,596
Heating - Normal	29	29	2,228	2,228
Cooling - Actual	1,435	1,508	2,080	2,391
Cooling - Normal	1,295	1,295	1,850	1,850

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

Quarter ended September 30, 2007 as compared to quarter ended September 30, 2006

OG&E’s operating income decreased approximately $16.8 million during the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin, which is operating revenues less cost of goods sold, higher operating expenses and higher depreciation expense.

Gross Margin

Gross margin was approximately $306.3 million during the three months ended September 30, 2007 as compared to approximately $315.1 million during the same period in 2006, a decrease of approximately $8.8 million, or 2.8 percent. The gross margin decreased primarily due to:

•

cooler weather in OG&E’s service territory resulting in an approximate 4.8 percent decrease in cooling degree days compared to the third quarter of 2006, which decreased the gross margin by approximately $10.8 million;

•

OG&E’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by OG&E’s 2005 rate order, which caused the gross margin to be approximately $5.9 million lower than the third quarter of 2006 (see Note 1 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”) for a further discussion); and

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $4.4 million.

These decreases in the gross margin were partially offset by:

•	higher rates from OG&E’s Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $8.7 million;
•	new customer growth in OG&E’s service territory, which increased the gross margin by approximately $3.1 million; and
•	higher capacity and related charges associated with customers in OG&E’s service territory, which increased the gross margin by approximately $1.2 million.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power, and transmission related charges. Fuel expense was approximately $231.2 million during the three months ended September 30, 2007 as compared to approximately $225.5 million during the same period in 2006, an increase of approximately $5.7 million, or 2.5 percent, primarily due to increased natural gas generation in 2007 partially offset by lower natural gas prices and decreased coal generation in 2007. OG&E’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were approximately $95.2 million during the three months ended September 30, 2007 as compared to approximately $68.1 million during the same period in 2006, an increase of approximately $27.1 million, or 39.8 percent. This increase was primarily due to OG&E’s entrance into the energy imbalance service market on February 1, 2007 (see Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion).

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

Operating Income

Other operation and maintenance expenses were approximately $78.5 million during the three months ended September 30, 2007 as compared to approximately $74.1 million during the same period in 2006, an increase of approximately $4.4 million, or 5.9 percent. The increase in other operation and maintenance expenses was primarily due to:

•	an increase in outside services expense of approximately $2.1 million;
•	an increase in materials and supplies expense of approximately $1.1 million; and
•	an increase of fees and permits of approximately $0.9 million primarily due to an increase in SPP fees.

Depreciation expense was approximately $35.3 million during the three months ended September 30, 2007 as compared to approximately $32.5 million during the same period on 2006, an increase of approximately $2.8 million, or 8.6 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Additional Information

Allowance for equity funds used during construction. Allowance for equity funds used during construction was approximately $0.3 million during the three months ended September 30, 2007 as compared to approximately $2.3 million during the same period in 2006, a decrease of approximately $2.0 million, or 86.7 percent, primarily due to construction costs for the Centennial wind farm that exceeded the average daily short-term borrowings in 2006.

Other Income. Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $1.2 million during the three months ended September 30, 2007 as compared to approximately $0.2 million during the same period in 2006, an increase of approximately $1.0 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan.

Interest Expense. Interest expense was approximately $16.0 million during the three months ended September 30, 2007 as compared to approximately $21.0 million during the same period in 2006, a decrease of approximately $5.0 million, or 23.8 percent. The decrease in interest expense was primarily due to decreased interest of approximately $7.3 million due to the one-time recognition of interest expense and related amortization of interest expense associated with a certain water storage agreement in 2006. This decrease in interest expense was partially offset by:

•	increased interest of approximately $0.9 million due to an increased amount of financing with the holding company for daily operational needs and higher interest rates;
•

additional interest expense related to income taxes as a result of guidelines issued by the Internal Revenue Service (“IRS) related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $0.4 million; and

•	increased interest of approximately $0.4 million associated with the interest due to customers related to the fuel over recovery balance during the three months ended September 30, 2007.

Income Tax Expense. Income tax expense was approximately $51.9 million during the three months ended September 30, 2007 as compared to approximately $69.6 million during the same period in 2006, a decrease of approximately $17.7 million, or 25.4 percent, primarily due to lower pre-tax income for OG&E and renewable energy tax credits for which OG&E became eligible in 2007 on the wind power production from OG&E’s Centennial wind farm.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

OG&E’s operating income decreased approximately $32.8 million during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin, higher depreciation expense and higher taxes other than income partially offset by lower operating expenses.

Gross Margin

Gross margin was approximately $639.7 million during the nine months ended September 30, 2007 as compared to approximately $666.5 million during the same period in 2006, a decrease of approximately $26.8 million, or 4.0 percent. The gross margin decreased primarily due to:

•

cooler weather in OG&E’s service territory resulting in an approximate 13.0 percent decrease in cooling degree days compared to the first nine months of 2006, which decreased the gross margin by approximately $25.7 million;

•

OG&E’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by OG&E’s 2005 rate order, which caused the gross margin to be approximately $21.4 million lower than the first nine months of 2006 (see Note 1 of Notes to Consolidated Financial Statements in the Company’s 2006 Form 10-K for a further discussion); and

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $5.8 million.

These decreases in the gross margin were partially offset by:

•	higher rates from the Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $19.3 million; and
•	new customer growth in OG&E’s service territory, which increased the gross margin by approximately $7.1 million.

Fuel expense was approximately $568.0 million during the nine months ended September 30, 2007 as compared to approximately $585.5 million during the same period in 2006, a decrease of approximately $17.5 million, or 3.0 percent, primarily due to decreased natural gas generation in 2007 partially offset by a gain recognized from the sale of sulfur dioxide allowances of approximately $8.9 million in 2006. OG&E’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were approximately $195.6 million during the nine months ended September 30, 2007 as compared to approximately $175.4 million during the same period in 2006, an increase of approximately $20.2 million, or 11.5 percent. This increase was primarily due to OG&E’s entrance into the energy imbalance service market on February 1, 2007 (see Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion).

Operating Income

Other operation and maintenance expenses were approximately $230.8 million during the nine months ended September 30, 2007 as compared to approximately $233.8 million during the same period in 2006, a decrease of approximately $3.0 million, or 1.3 percent. The decrease in other operation and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $2.1 million primarily due to lower legal expenses;
•	lower salaries, wages and other employee benefits expense of approximately $1.5 million; and
•	an additional accrual of approximately $2.2 million due to a settlement of legal claim in 2006.

These decreases in other operating and maintenance expenses were partially offset by higher outside services expense of approximately $3.4 million.

Depreciation expense was approximately $105.3 million during the nine months ended September 30, 2007 as compared to approximately $98.8 million during the same period in 2006, an increase of approximately $6.5 million, or 6.6 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Taxes other than income were approximately $42.3 million during the nine months ended September 30, 2007 as compared to approximately $39.8 million in 2006, an increase of approximately $2.5 million, or 6.3 percent, primarily due to increased ad valorem tax accruals.

Additional Information

Interest Income. There was no interest income during the nine months ended September 30, 2007 as compared to approximately $1.7 million during the same period in 2006. The decrease was primarily due to interest income earned on fuel under recoveries during the nine months ended September 30, 2006 while there was a fuel over recovery balance during the same period in 2007.

Allowance for equity funds used during construction. Allowance for equity funds used during construction was approximately $0.7 million during the nine months ended September 30, 2007 as compared to approximately $2.5 million during the same period in 2006, a decrease of approximately $1.8 million, or 72.0 percent, primarily due to construction costs for the Centennial wind farm that exceeded the average daily short-term borrowings in 2006.

Other Income. Other income was approximately $3.9 million during the nine months ended September 30, 2007. There was no other income during the same period in 2006. The increase in other income was primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan.

Other Expense. Other expense was approximately $5.1 million during the nine months ended September 30, 2007 as compared to approximately $9.0 million during the same period in 2006, a decrease of approximately $3.9 million, or 43.3 percent, primarily due to a loss on the retirement of fixed assets in 2006.

Interest Expense. Interest expense was approximately $48.1 million during the nine months ended September 30, 2007 as compared to approximately $46.2 million during the same period in 2006, an increase of approximately $1.9 million, or 4.1 percent. The increase in interest expense was primarily due to:

•	increased interest of approximately $2.7 million associated with the interest due to customers related to the fuel over recovery balance during the nine months ended September 30, 2007;
•

additional interest expense related to income taxes as a result of guidelines issued by the IRS related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $2.2 million;

•	increased interest of approximately $1.4 million due to a decrease in the allowance for borrowed funds used during construction;
•	increased interest of approximately $1.4 million due to an increased amount of financing with the holding company for daily operational needs and higher interest rates; and
•	increased interest of approximately $0.5 million on customer deposits due to higher deposit balance and higher rates.

These increases in net interest expense were partially offset by decreased interest of approximately $7.0 million due to the one-time recognition of interest expense and related amortization of interest expense associated with a certain water storage agreement in 2006.

Income Tax Expense. Income tax expense was approximately $66.7 million during the nine months ended September 30, 2007 as compared to approximately $92.8 million during the same period in 2006, a decrease of approximately $26.1 million, or 28.1 percent, primarily due to lower pre-tax income for OG&E and renewable energy tax credits for which OG&E became eligible in 2007 on the wind power production from OG&E’s Centennial wind farm.

Enogex – Continuing Operations

Three Months Ended September 30, 2007	Transportation and Storage	Gathering and Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$ 53.2	$ 196.3	$ 303.0	$ (111.4)	$ 441.1
Cost of goods sold	15.4	150.1	301.3	(111.4)	355.4
Gross margin on revenues	37.8	46.2	1.7	---	85.7
Other operation and maintenance	10.7	18.0	1.5	---	30.2
Depreciation	4.2	7.1	---	---	11.3
Impairment of assets	0.5	---	---	---	0.5
Taxes other than income	2.8	1.0	0.1	---	3.9
Operating income	$ 19.6	$ 20.1	$ 0.1	$ ---	$ 39.8

Three Months Ended September 30, 2006	Transportation and Storage	Gathering and Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$ 48.4	$ 194.2	$ 433.7	$ (119.1)	$ 557.2
Cost of goods sold	23.5	152.5	433.5	(119.1)	490.4
Gross margin on revenues	24.9	41.7	0.2	---	66.8
Other operation and maintenance	9.3	14.9	2.1	---	26.3
Depreciation	4.4	6.1	0.1	---	10.6
Impairment of assets	---	0.3	---	---	0.3
Taxes other than income	2.8	1.2	0.1	---	4.1
Operating income (loss)	$ 8.4	$ 19.2	$ (2.1)	$ ---	$ 25.5

Nine Months Ended September 30, 2007	Transportation and Storage	Gathering and Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$ 179.3	$ 554.9	$ 1,149.5	$ (374.7)	$ 1,509.0
Cost of goods sold	71.3	426.2	1,130.8	(374.7)	1,253.6
Gross margin on revenues	108.0	128.7	18.7	---	255.4
Other operation and maintenance	33.0	50.9	4.5	---	88.4
Depreciation	12.9	20.9	0.1	---	33.9
Impairment of assets	0.5	---	---	---	0.5
Taxes other than income	8.9	2.7	0.4	---	12.0
Operating income	$ 52.7	$ 54.2	$ 13.7	$ ---	$ 120.6

Nine Months Ended September 30, 2006	Transportation and Storage	Gathering and Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$ 176.1	$ 520.7	$ 1,530.8	$ (389.6)	$ 1,838.0
Cost of goods sold	83.1	398.7	1,524.2	(389.6)	1,616.4
Gross margin on revenues	93.0	122.0	6.6	---	221.6
Other operation and maintenance	29.0	44.1	7.2	---	80.3
Depreciation	13.4	17.7	0.1	---	31.2
Impairment of assets	---	0.3	---	---	0.3
Taxes other than income	8.9	3.3	0.4	---	12.6
Operating income (loss)	$ 41.7	$ 56.6	$ (1.1)	$ ---	$ 97.2

Statistical Data – Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
New well connects (includes wells behind central receipt points) (A)	84	88	295	276
New well connects (excludes wells behind central receipt points)	40	55	137	154
Gathered volumes – TBtu/d (B)	1.09	0.97	1.04	0.97
Incremental transportation volumes – TBtu/d (C)	0.52	0.53	0.48	0.48
Total throughput volumes – TBtu/d	1.61	1.50	1.52	1.45
Natural gas processed – TBtu/d	0.58	0.54	0.56	0.53
Natural gas liquids sold (keep-whole) – million gallons	62	64	178	181
Natural gas liquids sold (purchased for resale) – million gallons	30	33	83	76
Natural gas liquids sold (percent-of-liquids) – million gallons	4	4	12	10
Total natural gas liquids sold – million gallons	96	101	273	267
Average sales price per gallon	$ 1.079	$ 0.934	$ 0.982	$ 0.914

(A) Includes wells behind central receipt points (as reported to management by third parties).

(B) Trillion British thermal units per day.

(C) Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

Quarter ended September 30, 2007 as compared to quarter ended September 30, 2006

Enogex’s operating income increased approximately $14.3 million during the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to a higher gross margin in each of Enogex’s segments, which was partially offset by higher operating expenses and higher depreciation expense.

Gas imbalances affect Enogex’s results of operations. Gas imbalances occur when the actual amounts of natural gas delivered from or received by Enogex’s pipeline system differ from the amounts scheduled to be delivered or received. Imbalances due to shippers by Enogex are shown on Enogex’s consolidated balance sheets as a liability and imbalances due to Enogex from shippers are shown as an asset on Enogex’s consolidated balance sheets. Exclusive of changes in the price of natural gas, increases in the amount of imbalances shown as an asset, or decreases in the amount of imbalances shown as a liability, on Enogex’s consolidated balance sheets increase Enogex’s gross margin, while decreases in the amount of imbalances shown as an asset, or increases in the amount of imbalances shown as a liability, on Enogex’s consolidated balance sheets decrease gross margin.

Gross Margin

Enogex’s consolidated gross margin increased approximately $18.9 million during the three months ended September 30, 2007 as compared to the same period in 2006. The increase resulted from higher gross margins in the transportation and storage business ($12.9 million), the gathering and processing business ($4.5 million) and the marketing business ($1.5 million).

The transportation and storage business contributed approximately $37.8 million of Enogex’s consolidated gross margin during the three months ended September 30, 2007 as compared to approximately $24.9 million during the same period in 2006, an increase of approximately $12.9 million, or 51.8 percent. The gross margin increased primarily due to:

•

the recognition of lower of cost or market adjustments related to natural gas inventories used to operate the pipeline in the third quarter of 2006, which reduced the 2006 gross margin by approximately $6.4 million for which there was no comparable item during the three months ended September 30, 2007;

•

the recognition of approximately a $3.2 million benefit during the three months ended September 30, 2007 as the result of a reduction in the net imbalance liability, as compared to the three months ended September 30, 2006 in which the transportation and storage business recognized approximately a $1.9 million expense from an increase of the net imbalance liability, which increased the gross margin by approximately $5.1 million;

•	increased demand fees due to entering into new contracts during the three months ended September 30, 2007 with more favorable terms, which increased the gross margin by approximately $2.5 million; and
•

a change in Enogex’s over recovered position during the three months ended September 30, 2006 to an under recovered position in the East Zone under its FERC-approved fuel tracker during the three months ended September 30, 2007, which increased the gross margin by approximately $2.1 million.

These increases in the transportation and storage gross margin were partially offset by:

•	a decrease of approximately $2.5 million in Enogex’s fuel recoveries during the three months ended September 30, 2007 as compared to the same period in 2006; and
•

decreased commodity, interruptible and low and high pressure revenues of approximately $1.0 million during the three months ended September 30, 2007 primarily due to an interruptible storage contract that expired September 30, 2006.

The gathering and processing business contributed approximately $46.2 million of Enogex’s consolidated gross margin during the three months ended September 30, 2007 as compared to approximately $41.7 million during the same period in 2006, an increase of approximately $4.5 million, or 10.8 percent. The gathering and processing gross margin increased primarily due to:

•	reduced imbalance expense due to a reduction in the net imbalance liability in 2007 as compared to 2006, which increased the gross margin by approximately $1.6 million;
•

increased condensate margin due to higher index prices during the three months ended September 30, 2007 as compared to the same period in 2006, which increased the gross margin by approximately $1.0 million;

•	higher compression fees during the three months ended September 30, 2007, which increased the gross margin by approximately $0.9 million;
•

improvement in the natural gas sales margins during the three months ended September 30, 2007 as compared to the same period in 2006, which increased the gross margin by approximately $0.8 million; and

•	renegotiated percent-of-liquids contracts entered into during 2007, which increased the gross margin by approximately $0.8 million.

These increases in the gathering and processing gross margin were partially offset by a reduction in fuel recoveries during the three months ended September 30, 2007, which decreased the gross margin by approximately $2.9 million.

The marketing business contributed approximately $1.7 million of Enogex’s consolidated gross margin during the three months ended September 30, 2007 as compared to approximately $0.2 million during the same period in 2006, an increase of approximately $1.5 million. The gross margin increased primarily due to:

•	realized gains from physical activity on a transportation contract, which increased the gross margin by approximately $9.6 million;

•

a reduction in the lower of cost or market adjustment related to natural gas held in storage during the three months ended September 30, 2007 as compared to the same period in 2006, which increased the 2007 gross margin by approximately $4.7 million; and

•	higher gains from other origination, optimization and trading activity, which increased the gross margin by approximately $0.9 million.

These increases in the marketing gross margin were partially offset by:

•

a reduction in gains, as compared to 2006, on economic hedges of natural gas storage inventory from recording these hedges at market value on September 30, 2007, which decreased the gross margin by approximately $5.9 million;

•	losses on hedges associated with a transportation contract from recording these hedges at market value on September 30, 2007, which decreased the gross margin by approximately $5.0 million; and
•	losses on physical storage activity including higher fees, which decreased the gross margin by approximately $2.7 million.

Operating Income

As shown above, Enogex’s operating income is calculated by subtracting from gross margin the following four items: (i) other operation and maintenance expenses, (ii) depreciation expense, (iii) impairment of assets and (iv) taxes other than income. Enogex’s consolidated operating income for the three months ended September 30, 2007 was approximately $39.8 million, a $14.3 million increase from its consolidated operating income for the three months ended September 30, 2006. The increase was attributable primarily to the $18.9 million increase described above in consolidated gross margin, as the aggregate of other operation and maintenance expenses, depreciation expense, impairment of assets and taxes other than income was only approximately $4.6 million higher during the three months ended September 30, 2007 as compared to the same period in 2006. The slight variances in depreciation expense and in taxes other than income on both a consolidated basis and by segment reflect differing levels of depreciable plant in service and a slight decrease in property taxes. The $3.9 million increase in other operation and maintenance expenses on a consolidated basis was primarily due to higher salaries, wages and other employee benefits due to higher incentive compensation and hiring additional employees and higher materials and supplies expenses related to work performed to maintain the integrity and safety of Enogex’s pipeline.

Specifically, by segment, other operation and maintenance expenses for the transportation and storage business were approximately $1.4 million, or 15.1 percent, higher during the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to higher salaries, wages and other employee benefits expense of approximately $1.2 million primarily due to higher incentive compensation and hiring additional employees to support business growth and higher materials and supplies expense of approximately $0.5 million related to work performed to maintain the integrity and safety of Enogex’s pipeline.

Other operation and maintenance expenses for the gathering and processing business increased approximately $3.1 million, or 20.8 percent, during the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to higher allocations from Enogex of approximately $1.7 million primarily due to increased costs in 2007 and higher salaries, wages and other employee benefits expense of approximately $0.4 million primarily due to higher incentive compensation and hiring additional employees to support business growth.

Other operation and maintenance expenses for the marketing business were approximately $0.6 million, or 28.6 percent, lower during the three months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to a fee the marketing business began charging the Enogex parent company in 2007 related to hedging activities partially offset by higher allocations from Enogex primarily due to increased costs in 2007.

Enogex Consolidated Information

Income Tax Expense. Enogex consolidated income tax expense was approximately $13.3 million during the three months ended September 30, 2007 as compared to approximately $8.0 million during the same period in 2006, an increase of approximately $5.3 million, or 66.3 percent, primarily due to higher pre-tax income.

Non-Recurring and Timing Items. For the three months ended September 30, 2007, Enogex’s consolidated net income of approximately $20.4 million included a loss of approximately $3.0 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on September 30, 2007. The offsetting gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, for the three months ended September 30, 2007, OERI recorded losses of approximately $0.9 million resulting from recording natural gas storage inventory at the lower of cost or market value. The offsetting gains from the sale of withdrawals from inventory are expected to be realized during the first quarter of 2008. During the three months ended September 30, 2007, Enogex had no significant items that it does not consider to be reflective of its ongoing performance.

For the three months ended September 30, 2006, Enogex’s consolidated net income, including the discontinued operations discussed below under the caption “Enogex—Discontinued Operations,” of approximately $12.1 million included a gain of less than approximately $0.1 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on September 30, 2006. The gains from physical utilization of the transportation capacity were realized during the remainder of 2006. Also, at September 30, 2006, OERI recorded a gain of approximately $3.9 million resulting from recording economic storage hedges at market value. The offsetting reductions in gains from the sale of withdrawals from inventory were realized during the remainder of 2006 and through the first quarter of 2007. Also, during the three months ended September 30, 2006, Enogex had a decrease in net income of approximately $0.8 million relating to various items that Enogex does not consider to be reflective of its ongoing performance. These decreases in consolidated net income include:

•	loss from discontinued operations of approximately $0.6 million; and
•	impairment of certain long-lived assets of approximately $0.2 million.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

Enogex operating income increased approximately $23.4 million during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a higher gross margin in each of Enogex’s segments, which was partially offset by higher operating expenses and higher depreciation expense.

Gross Margin

Enogex’s consolidated gross margin increased approximately $33.8 million during the nine months ended September 30, 2007 as compared to the same period in 2006. The increase resulted from a higher gross margin in the transportation and storage business ($15.0 million), the gathering and processing business ($6.7 million) and the marketing business ($12.1 million).

The transportation and storage business contributed approximately $108.0 million of Enogex’s consolidated gross margin during the nine months ended September 30, 2007 as compared to approximately $93.0 million during the same period in 2006, an increase of approximately $15.0 million, or 16.1 percent. The gross margin increased primarily due to:

•

a change in Enogex’s over recovered position to an under recovered position under its FERC-approved fuel tracker in the East Zone during the nine months ended September 30, 2007 as compared to the same period in 2006, which increased the gross margin by approximately $8.5 million;

•

the recognition of lower of cost or market adjustments related to natural gas inventories used to operate the pipeline in 2006, which reduced the 2006 gross margin by approximately $8.3 million for which there was no comparable item during the nine months ended September 30, 2007;

•	increased demand fees due to entering into new contracts during the nine months ended September 30, 2007 with more favorable terms, which increased the gross margin by approximately $7.1 million; and
•

the liability associated with a throughput contract which was transferred to the gathering and processing segment in the second quarter of 2007, which increased the gross margin by approximately $1.4 million.

These increases in the transportation and storage gross margin were partially offset by:

•	a reduction in fuel recoveries during the nine months ended September 30, 2007, which decreased the gross margin by approximately $5.3 million;
•	a decrease in the net gas sales margin due to a reduction of natural gas prices during the nine months ended September 30, 2007, which decreased the gross margin by approximately $3.1 million; and
•

decreased commodity, interruptible and low and high pressure revenues of approximately $2.5 million during the nine months ended September 30, 2007 due primarily to renegotiation of contracts to demand based contracts rather then commodity-based contracts in 2007 in addition to an interruptible storage contract that expired September 30, 2006.

The gathering and processing business contributed approximately $128.7 million of Enogex’s consolidated gross margin during the nine months ended September 30, 2007 as compared to approximately $122.0 million during the same period in 2006, an increase of approximately $6.7 million, or 5.5 percent. The gathering and processing gross margin increased primarily due to:

•

reduced imbalance expense resulting from the recognition in the nine months ended September 30, 2006 of an approximately $3.2 million imbalance liability upon the transfer of imbalances previously recognized in the transportation and storage business coupled with an approximately $5.2 million net imbalance liability decrease in 2007 as compared to 2006, which increased the gross margin by approximately $8.4 million;

•	renegotiated percent-of-liquids contracts entered into during 2007, which increased the gross margin by approximately $2.7 million;
•	higher fees from low pressure contracts renegotiated with more favorable terms during the nine months ended September 30, 2007, which increased the gross margin by approximately $1.7 million;
•	higher compression fees during the nine months ended September 30, 2007 which increased the gross margin by approximately $1.4 million;
•	increased high pressure volumes due to new production in 2007, which increased the gross margin by approximately $1.3 million; and
•

increased condensate margin due to higher index prices during the nine months ended September 30, 2007 as compared to the same period in 2006, which increased the gross margin by approximately $1.2 million.

These increases in the gathering and processing gross margin were partially offset by:

•	a reduction in fuel recoveries during the nine months ended September 30, 2007, which decreased the gross margin by approximately $5.9 million;
•

a reduction in Enogex’s over recovered position of approximately $2.5 million during the nine months ended September 30, 2006 as compared to an increase of approximately $0.2 million during the nine months ended September 30, 2007, which decreased the gross margin during the nine months ended September 30, 2007 by approximately $2.7 million as compared to 2006; and

•	the settlement on a throughput contract during the nine months ended September 30, 2007, which decreased the gross margin by approximately $1.9 million.

The marketing business contributed approximately $18.7 million of Enogex’s consolidated gross margin during the nine months ended September 30, 2007 as compared to approximately $6.6 million during the same period in 2006, an increase of approximately $12.1 million. The gross margin increased primarily due to:

•	realized gains from physical activity on a transportation contract, which increased the gross margin by approximately $23.9 million;
•

a reduction in lower of cost or market adjustments related to natural gas held in storage during the nine months ended September 30, 2007 as compared to the same period in 2006, which increased the 2007 gross margin by approximately $6.6 million;

•	gains on physical storage activity partially offset by higher fees, which increased the gross margin by approximately $3.4 million; and
•	increased gains from other origination, optimization and trading activity, which increased the gross margin by approximately $2.6 million.

These increases in the marketing gross margin were partially offset by:

•

losses on economic hedges associated with various transportation contracts from recording these hedges at market value on September 30, 2007, which decreased the gross margin by approximately $12.6 million; and

•

losses on economic hedges of natural gas storage inventory from recording these hedges at market value on September 30, 2007 as compared to September 30, 2006, which decreased the gross margin by approximately $11.8 million.

Operating Income

Enogex’s consolidated operating income for the nine months ended September 30, 2007 was approximately $120.6 million, a $23.4 million increase from its consolidated operating income for the nine months ended September 30, 2006. The increase was attributable primarily to the $33.8 million increase described above in consolidated gross margin, as the aggregate of other operation and maintenance expenses, depreciation expense, impairment of assets and taxes other than income was only approximately $10.4 million higher during the nine months ended September 30, 2007 as compared to the same period in 2006. The slight variances in depreciation expense and in taxes other than income on both a consolidated basis and by segment reflect differing levels of depreciable plant in service and a slight decrease in property taxes. The $8.1 million increase in other operation and maintenance expenses on a consolidated basis was primarily due to higher salaries, wages and other employee benefits due to higher incentive compensation and hiring additional employees and a sales and use tax refund received in the prior year.

Specifically, by segment, other operation and maintenance expenses for the transportation and storage business were approximately $4.0 million, or 13.8 percent, higher during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to higher salaries, wages and other employee benefits expense of approximately $3.7 million primarily due to higher incentive compensation and hiring additional employees to support business growth.

Other operation and maintenance expenses for the gathering and processing business increased approximately $6.8 million, or 15.4 percent, during the nine months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily due to higher allocations from Enogex of approximately $3.1 million primarily due to increased costs in 2007 and a sales and use tax refund of approximately $2.0 million received in May 2006 related to activity in prior years with no corresponding item in 2007.

Other operation and maintenance expenses for the marketing business were approximately $2.7 million, or 37.5 percent, lower during the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to a fee the marketing business began charging the Enogex parent company in 2007 related to hedging activities, lower salaries, wages and benefits due to a decrease in the number of marketing employees compared to 2006 partially offset by higher allocations from Enogex primarily due to increased costs in 2007.

Enogex Consolidated Information

Interest Income. Enogex consolidated interest income was approximately $7.0 million during the nine months ended September 30, 2007 as compared to approximately $8.7 million during the same period in 2006, a decrease of approximately $1.7 million, or 19.5 percent, primarily due to interest income earned on cash investments from the cash proceeds from the sale of certain gas gathering assets in the Kinta, Oklahoma area (the “Kinta Assets”) in May 2006.

Other Income. Enogex consolidated other income was approximately $0.8 million during the nine months ended September 30, 2007 as compared to approximately $6.4 million during the same period in 2006, a decrease of approximately $5.6 million, or 87.5 percent, primarily due to a litigation settlement of approximately $5.2 million in 2006 and a pre-tax gain of approximately $0.5 million in the first quarter of 2006 from the sale of small gathering sections of Enogex’s pipeline.

Income Tax Expense. Enogex consolidated income tax expense was approximately $40.0 million during the nine months ended September 30, 2007 as compared to approximately $33.9 million during the same period in 2006, an increase of approximately $6.1 million, or 18.0 percent, primarily due to higher pre-tax income.

Non-Recurring and Timing Items. For the nine months ended September 30, 2007, Enogex’s consolidated net income of approximately $64.0 million included a loss of approximately $2.0 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on September 30, 2007. The offsetting gains from physical utilization of the transportation capacity are expected to be realized during the remainder of 2007. Also, for the nine months ended September 30, 2007, OERI recorded losses of approximately $2.2 million resulting from recording natural gas storage inventory at the lower of cost or market value. The offsetting gains from the sale of withdrawals from inventory are expected to be realized during the first quarter of 2008. During the nine months ended September 30, 2007, Enogex had no significant items that it does not consider to be reflective of its ongoing performance.

For the nine months ended September 30, 2006, Enogex’s consolidated net income, including the discontinued operations discussed below under the caption “Enogex—Discontinued Operations,” of approximately $90.4  million included a loss of less than approximately $0.1 million at OERI resulting from recording economic hedges associated with the Cheyenne Plains transportation contract at market value on September 30, 2006. The offsetting gains from physical utilization of the transportation capacity were realized during the remainder of 2006. Also, at September 30, 2006, OERI recorded a gain of approximately $6.2 million resulting from recording economic storage hedges at market value. The offsetting reductions in gains from the sale of withdrawals from inventory were realized during the remainder of 2006 and through the first quarter of 2007. Also, during the nine months ended September 30, 2006, Enogex had an increase in net income of approximately $40.6 million relating to various items that Enogex does not consider to be reflective of its ongoing performance. These increases in consolidated net income include:

•	income from discontinued operations of approximately $36.0 million;
•	the approximately $3.2 million after-tax impact of a litigation settlement;
•	a sales and use tax refund related to activity in prior years of approximately $1.3 million; and
•	an after-tax gain of approximately $0.3 million from the sale of a small gathering section of Enogex’s pipeline.

Enogex – Discontinued Operations

In March 2006, Enogex announced that its wholly owned subsidiary, Enogex Gas Gathering, L.L.C., had entered into an agreement to sell the Kinta Assets. These assets included in the transaction were approximately 568 miles of gas gathering pipeline and 22 compressor units with current volumes of approximately 145 million cubic feet per day, all in eastern Oklahoma. The sale price was approximately $93 million. This transaction closed on May 1, 2006 and Enogex recorded an after tax gain of approximately $34.1 million during the second quarter of 2006. The proceeds from the sale, were used, among other things, to reduce short-term debt levels and fund capital expenditures.

As a result of this sale transaction, the Kinta Assets, which were part of the natural gas transportation and storage and gathering and processing segments, have been reported as discontinued operations for the three and nine months ended September 30, 2006 in the Condensed Consolidated Financial Statements. Results for these discontinued operations are summarized and discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Operating revenues	$ ---	$ ---	$ ---	$ 9.4
Cost of goods sold	---	---	---	4.9
Gross margin on revenues	---	---	---	4.5
Other operation and maintenance	---	---	---	1.0
Depreciation	---	---	---	0.3
Taxes other than income	---	---	---	0.1
Operating income	---	---	---	3.1
Other income (loss)	---	(1.0)	---	56.0
Income tax expense (benefit)	---	(0.4)	---	23.1
Net income (loss)	$ ---	$ (0.6)	$ ---	$ 36.0

Following the sale of the Kinta Assets in May 2006, no operations of the Kinta Assets are reflected in the Condensed Consolidated Financial Statements.

Financial Condition

The balance of Cash and Cash Equivalents was approximately $2.0 million and $47.9 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $45.9 million, or 95.8 percent, primarily due to ad valorem tax payments, dividend payments, pension plan funding and daily operational needs of the Company.

The balance of current Price Risk Management assets was approximately $9.0 million and $38.3 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $29.3 million, or 76.5 percent. The decrease was primarily due to OERI’s physical purchases and sales activity recorded at December 31, 2006 being realized during the first nine months of 2007 partially offset by new physical activity and an increase in the value of existing activity. The decrease was also related to transportation hedges recorded at December 31, 2006 being realized during the first nine months of 2007 partially offset by new Cheyenne Plains and other transportation hedges.

The balance of Construction Work in Progress was approximately $137.8 million and $191.1 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $53.3 million, or 27.9 percent, primarily due to OG&E’s Centennial wind farm being placed in service during January 2007 partially offset by various distribution and transmission projects at OG&E and the construction of a processing plant and gathering system expansion projects at Enogex.

The balance of Other Deferred Charges and Other Assets was approximately $39.9 million and $23.1 million at September 30, 2007 and December 31, 2006, respectively, an increase of approximately $16.8 million, or 72.7 percent, primarily due to the deferral of capitalized costs associated with the cancelled Red Rock power plant project.

The balance of Short-Term Debt was approximately $158.9 million at September 30, 2007. There was no short-term debt outstanding at December 31, 2006. The increase was primarily due to borrowings to fund ad valorem tax payments, pension plan funding, dividend payments and daily operational needs of the Company.

The balance of Accounts Payable was approximately $229.6 million and $295.0 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $65.4 million, or 22.2 percent, primarily due to a decrease in gas purchases and market prices at Enogex.

The balance of Accrued Taxes was approximately $85.9 million and $57.0 million at September 30, 2007 and December 31, 2006, respectively, an increase of approximately $28.9 million, or 50.7 percent, primarily due to an increase in the Company’s estimated income tax liability and the timing of payments and accruals of ad valorem taxes.

The balance of Fuel Clause Over Recoveries was approximately $35.1 million and $96.3 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $61.2 million, or 63.6 percent. The decrease in fuel clause over recoveries was due to the fact that the amount billed to the Company’s customers during the nine months ended September 30, 2007 was less than OG&E’s cost of fuel. OG&E fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery.

The balance of Accrued Pension and Benefit Obligations was approximately $198.8 million and $231.3 million at September 30, 2007 and December 31, 2007, respectively, a decrease of approximately $32.5 million, or 14.1 percent, primarily due to pension plan contributions during 2007.

The balance of Accrued Removal Obligations, Net was approximately $141.7 million and $125.5 million at September 30, 2007 and December 31, 2007, respectively, an increase of approximately $16.2 million, or 12.9 percent, primarily due to depreciation on cost of removal and highway billing projects.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s 2006 Form 10-K.

Heat Pump Loans

In December 2002, OG&E sold approximately $8.5 million of its heat pump loans in a securitization transaction through OGE Consumer Loan 2002, LLC. In August 2007, OG&E repurchased the outstanding heat pump loan balance of approximately $0.6 million. There was no gain or loss associated with the repurchase of the heat pump loans.

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

Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Net cash provided from operating activities	$ 244.6	$ 383.4
Net cash used in investing activities	(371.8)	(332.9)
Net cash provided from (used in) financing activities	81.3	(72.5)

The reduction of approximately $138.8 million in net cash provided from operating activities during the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily related to lower fuel recoveries from OG&E customers and changes to other working capital. The increase in net cash used in investing activities of approximately $38.9 million during the nine months ended September 30, 2007 as compared to the same period in 2006 related to higher levels of capital expenditures. The increase in net cash provided from financing activities of approximately $153.8 million during the nine months ended September 30, 2007 as compared to the same period in 2006 related primarily to higher levels of short-term debt partially offset by reduced amounts related to the issuance of long-term debt.

Future Capital Requirements

Capital Expenditures

The Company’s current 2007 to 2012 construction program includes continued investment in OG&E’s distribution, generation and transmission system and Enogex’s pipeline assets. The Company’s current estimates of capital expenditures for 2007 through 2012 are approximately $532.1 million, $558.3 million, $599.7 million, $671.5 million, $657.0 million and $674.3 million, respectively. These capital expenditures exclude any expenditures related to the Company’s wind power initiative discussed earlier.

Pension and Postretirement Benefit Plans

In the third quarter of 2007, the Company contributed approximately $10 million to its pension plan for a total contribution of $50 million to its pension plan during 2007. No additional contributions are expected in 2007.

In accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the first nine months of 2007 as compared to the first nine months of recent years, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement in 2007. As a result, and based in part on the Company’s historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, the Company currently expects that it could be required to record a pension settlement charge for 2007 of between $12.2 million and $13.5 million in the fourth quarter of 2007, of which approximately $2.4 million would be recorded as an expense and the remaining balance would be recorded as capital and as a regulatory asset. Whether the Company will be required to take a pension settlement charge for 2007 will depend on numerous factors, including the amount of lump sum payments owed to employees who elect to retire during the balance of 2007 and the investment performance of the Company’s pension plan during 2007. A pension settlement charge, if incurred, would not require a cash outlay by the Company and would not increase the Company’s total pension expense over time, as the charge would be an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Issuance of Long-Term Debt

OG&E expects to issue long-term debt during the fourth quarter of 2007 to fund capital expenditures and for working capital purposes.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. In December 2006, the Company and OG&E increased their aggregate available borrowing capacity under their revolving credit agreements from $750.0 million to $1.0 billion, $600 million for the Company and $400 million for OG&E. At September 30, 2007, the Company had approximately $158.3 million in outstanding commercial paper borrowings. Also, OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2007 and ending December 31, 2008. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s short-term debt activity.

As discussed above, in May 2007, the Company formed the Partnership as part of its strategy to further develop Enogex’s natural gas midstream assets and operations and, the Partnership has filed its initial registration statement for the proposed Offering.

It is currently expected that at the closing of the Offering, Enogex will enter into a $250 million credit facility for working capital, capital expenditures and other corporate purposes, including acquisitions. Also as part of the Offering, Enogex currently expects to refinance its $400 million 8.125% senior notes due 2010, including the payment of a make-whole premium of approximately $30.1 million, with a combination of $300 million of new debt (which may include borrowings from the Company) and approximately $130.1 million of the proceeds of the Offering that the Partnership expects to contribute to Enogex for the anticipated repayment of that debt.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material affect on the Company’s Condensed Consolidated Financial Statements. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, impairment estimates, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues for OG&E, operating revenues for Enogex, natural gas purchases for Enogex, the allowance for uncollectible accounts receivable and the valuation of energy purchase and sale contracts. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with the Company’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Form 10-K.

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk created by trading activities. The value of trading positions is a summation of the fair values for each net commodity position based upon quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted market prices over the next 12 months. The result of this analysis, which may differ from actual results, is as follows for September 30, 2007.

(In millions)	Trading

Commodity market risk, net	$ 0.5

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to the market risk of the Company’s non-trading activities. The Company’s daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries. Quoted market prices are not available for all of the Company’s non-trading positions, therefore, the value of non-trading positions is a summation of the forecasted values calculated for each commodity based upon internally generated forecast prices.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices over the next 12 months. The result of this analysis, which may differ from actual results, is as follows for September 30, 2007.

(In millions)	Non-Trading

Commodity market risk, net	$ 8.7

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and OG&E, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed for other legal costs on December 18, 2006. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. In compliance with the Tenth Circuit’s June 19, 2007 scheduling order, Grynberg filed an appellants’ opening brief on July 31, 2007. The appellees’ consolidated response brief is due on November 21, 2007. At this time, oral arguments are preliminarily scheduled during the week of May 12, 2008. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

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

4.          In Ronald A. Katz Technology Licensing, L.P. v. OGE Energy Corp., et al. (United States W.D. Okla. 2007) (Civil Action No. 5:07-CV-00650-C), Ronald A. Katz Technology Licensing, L.P. (“RAKTL”) sued the Company and OG&E on June 7, 2007 for patent infringement. RAKTL alleges that OG&E, by operating automated telephone systems that allow OG&E’s customers to access account information, sign-up for new service, transfer service, arrange for an installment payment plan, make a payment on an account, request a duplicate bill, report an electricity outage, and perform various other functions, has infringed 13 of RAKTL’s patents and continues to infringe four of RAKTL’s patents. RAKTL seeks unspecified damages resulting from OG&E’s alleged infringement, including treble damages, as well as a permanent injunction enjoining OG&E from continuing the alleged infringement. RAKTL has previously filed similar actions against numerous companies and these previously filed cases have been consolidated pursuant to MDL proceedings in the United States District Court for the Central District of California. The Judicial Panel on MDL issued a conditional transfer order on June 20, 2007, consolidating this case with the currently pending MDL proceedings, In re Katz Interactive Call Processing Patent Litigation Case No. MDL-1816. On July 31, 2007, the MDL Panel’s conditional transfer was filed in the United States District Court for the Central District of California. This filing affected the transfer of the Company’s case, pending before the United States District Court for the Western District of Oklahoma, to the United States District Court for the Central District of California. On August 15, 2007, the Western District of Oklahoma Court entered the order transferring the Company’s case to the Central District of California Court and the Oklahoma Court closed its file on same date. On September 12, 2007, RAKTL filed its reply to the counterclaims of the Company defendants in the Central District of California. On September 26, 2007, the United States District Court for the Central District of California issued its order for an initial conference which was held on October 30, 2007. While the Company cannot predict the outcome of this lawsuit at this time, the Company intends to vigorously defend this case and believes that its ultimate resolution will not be material to the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

Except as discussed below, there have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2006 Form 10-K.

Due to the October 11, 2007 OCC order denying the request for pre-approval of the proposed Red Rock power plant project and the resulting termination of the project, the risk factor captioned “We may incur additional costs or delays in power plant construction and may not be able to recover our investment.” is modified as follows:

We have incurred costs in connection with the Red Rock power plant project that has been terminated and we may not be able to fully recover those costs.

On September 10, 2007, the OCC denied OG&E and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at OG&E’s Sooner plant site, was to be 42 percent owned by OG&E, 50 percent owned by PSO and eight percent owned by the Oklahoma Municipal Power Authority (“OMPA”). As a result of the denial for pre-approval, OG&E, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At September 30, 2007, OG&E has incurred approximately $17.6 million of capitalized costs associated with the Red Rock power plant project. OG&E expects to file an application with the OCC requesting authorization to defer and propose a plan for recovery of approximately $15.4 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project. If the request for deferral is not approved, the deferred costs will be expensed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The shares indicated below represent shares of Company common stock purchased on the open market by the trustee for the Company’s Stock Ownership and Retirement Savings Plan and reflect shares purchased with employee contributions as well as the portion attributable to the Company’s matching contributions.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
7/1/07 – 7/31/07	43,600	$ 35.37	N/A	N/A
8/1/07 – 8/31/07	45,600	$ 31.62	N/A	N/A
9/1/07 – 9/30/07	45,800	$ 32.80	N/A	N/A

N/A – not applicable

Item 5.	Other Information.

As previously reported, Mr. Steven E. Moore, the Company’s Chairman of the Board and Chief Executive Officer (“CEO”), died on September 22, 2007, and immediately thereafter, Mr. Peter Delaney was appointed as Chairman of the Board, President and CEO to succeed Mr. Moore. Mr. Delaney previously had served as President and Chief Operating Officer of the Company. Also, as previously reported, Mr. Dan Harris, formerly the Company’s Senior Vice President – Unregulated Business, was appointed Senior Vice President and Chief Operating Officer of the Company. At the October 16, 2007 meeting of the Company’s Compensation Committee of its Board of Directors, effective as of October 1, 2007, and in recognition of the increased level of responsibilities, the annual salary of Mr. Delaney was increased from $531,000 to $775,000 and the annual salary of Mr. Harris was increased from $305,000 to $510,000. No change was made to other components of their compensation.

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

November 1, 2007

Exhibit 31.01

CERTIFICATIONS

I, Peter B. Delaney, certify that:

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

Date:	November 1, 2007

/s/ Peter B. Delaney
Peter B. Delaney Chairman of the Board, President and Chief Executive Officer

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

Date: November 1, 2007

/s/ James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of OGE Energy Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 1, 2007

/s/ Peter B. Delaney
Peter B. Delaney Chairman of the Board, President and Chief Executive Officer

/s/ James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer