Form 10-Q
period 2009-06-30
OGE ENERGY CORP.
filed 2009-08-05
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

At June 30, 2009, there were 96,565,392 shares of common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2009	2008	2009	2008
OPERATING REVENUES
Electric Utility operating revenues	$425.3	$520.7	$762.0	$907.1
Natural Gas Pipeline operating revenues	218.8	615.0	488.7	1,223.3
Total operating revenues	644.1	1,135.7	1,250.7	2,130.4
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	176.4	294.7	335.5	523.5
Natural Gas Pipeline cost of goods sold	147.8	527.4	341.9	1,047.4
Total cost of goods sold	324.2	822.1	677.4	1,570.9
Gross margin on revenues	319.9	313.6	573.3	559.5
Other operation and maintenance	105.6	119.0	222.1	244.2
Depreciation and amortization	64.6	52.4	127.2	103.1
Impairment of assets	1.4	---	1.4	---
Taxes other than income	21.9	19.5	44.2	41.4
OPERATING INCOME	126.4	122.7	178.4	170.8
OTHER INCOME (EXPENSE)
Interest income	0.4	1.2	1.1	2.1
Allowance for equity funds used during construction	3.9	---	5.2	---
Other income	6.5	4.5	13.0	8.4
Other expense	(2.7)	(12.5)	(5.0)	(15.0)
Net other income (expense)	8.1	(6.8)	14.3	(4.5)
INTEREST EXPENSE
Interest on long-term debt	31.9	24.3	63.3	47.7
Allowance for borrowed funds used during construction	(1.9)	(0.9)	(3.0)	(1.6)
Interest on short-term debt and other interest charges	1.7	4.0	4.1	10.5
Interest expense	31.7	27.4	64.4	56.6
INCOME BEFORE TAXES	102.8	88.5	128.3	109.7
INCOME TAX EXPENSE	31.9	29.7	39.8	36.3
NET INCOME	70.9	58.8	88.5	73.4
Less: Net income attributable to noncontrolling interest	0.4	1.7	1.2	3.3
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$70.5	$57.1	$87.3	$70.1

BASIC AVERAGE COMMON SHARES OUTSTANDING	96.5	92.1	95.6	92.0
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.5	92.5	96.4	92.5
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.73	$0.62	$0.91	$0.76
DILUTED EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.72	$0.62	$0.91	$0.76

DIVIDENDS DECLARED PER SHARE	$0.3550	$0.3475	$0.7100	$0.6950

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
(In millions)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212.2	$174.4
Accounts receivable, less reserve of $3.1 and $3.2, respectively	255.0	288.1
Accrued unbilled revenues	73.6	47.0
Income taxes receivable	27.3	---
Fuel inventories	112.6	88.7
Materials and supplies, at average cost	82.6	72.1
Price risk management	4.5	11.9
Gas imbalances	2.3	6.2
Accumulated deferred tax assets	21.6	14.9
Fuel clause under recoveries	0.1	24.0
Prepayments	5.6	9.0
Other	12.2	8.3
Total current assets	809.6	744.6

OTHER PROPERTY AND INVESTMENTS, at cost	40.9	42.2

PROPERTY, PLANT AND EQUIPMENT
In service	8,055.6	7,722.4
Construction work in progress	572.2	399.0
Total property, plant and equipment	8,627.8	8,121.4
Less accumulated depreciation	2,952.8	2,871.6
Net property, plant and equipment	5,675.0	5,249.8

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	17.4	14.6
Regulatory asset – SFAS No. 158	331.2	344.7
Price risk management	23.3	22.0
McClain Plant deferred expenses	3.1	6.2
Unamortized loss on reacquired debt	17.1	17.7
Unamortized debt issuance costs	14.1	13.5
Other	73.1	63.2
Total deferred charges and other assets	479.3	481.9

TOTAL ASSETS	$7,004.8	$6,518.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2009	2008
(In millions)	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$382.2	$298.0
Accounts payable	237.4	279.7
Dividends payable	34.3	33.2
Customer deposits	61.4	58.8
Accrued taxes	43.2	26.8
Accrued interest	59.3	48.7
Accrued compensation	41.7	45.2
Long-term debt due within one year	400.5	---
Price risk management	17.8	2.3
Gas imbalances	11.7	24.9
Fuel clause over recoveries	127.4	8.6
Other	44.6	62.2
Total current liabilities	1,461.5	888.4

LONG-TERM DEBT	2,000.7	2,161.8

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	321.8	350.5
Accumulated deferred income taxes	1,027.6	996.9
Accumulated deferred investment tax credits	15.2	17.3
Accrued removal obligations, net	161.9	150.9
Price risk management	4.3	3.8
Other	54.1	34.9
Total deferred credits and other liabilities	1,584.9	1,554.3

Total liabilities	5,047.1	4,604.5

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common stockholders’ equity	872.8	802.9
Retained earnings	1,126.3	1,107.6
Accumulated other comprehensive loss, net of tax	(59.8)	(13.7)
Total OGE Energy stockholders’ equity	1,939.3	1,896.8
Noncontrolling interest	18.4	17.2
Total stockholders’ equity	1,957.7	1,914.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,004.8	$6,518.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

OGE Energy Corp. Stockholders’
		Premium		Accumulated
		on		Other
	Common	Capital	Retained	Comprehensive	Noncontrolling
(In millions)	Stock	Stock	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2008	$ 0.9	$ 802.0	$ 1,107.6	$ (13.7)	$ 17.2	$ 1,914.0
Comprehensive income (loss)
Net income for first quarter of 2009	---	---	16.8	---	0.8	17.6
Other comprehensive income (loss), net of tax
Defined benefit pension plan and restoration of
retirement income plan:
Net loss, net of tax ($1.3 pre-tax)	---	---	---	0.8	---	0.8
Defined benefit postretirement plans:
Net loss, net of tax ($0.2 pre-tax)	---	---	---	0.1	---	0.1
Deferred hedging losses (($46.2) pre-tax)	---	---	---	(28.3)	---	(28.3)
Amortization of cash flow hedge ($0.2 pre-tax)	---	---	---	0.1	---	0.1
Other comprehensive loss	---	---	---	(27.3)	---	(27.3)
Comprehensive income (loss)	---	---	16.8	(27.3)	0.8	(9.7)
Dividends declared on common stock	---	---	(34.2)	---	---	(34.2)
Issuance of common stock	0.1	55.7	---	---	---	55.8
Balance at March 31, 2009	$ 1.0	$ 857.7	$ 1,090.2	$ (41.0)	$ 18.0	$ 1,925.9

Comprehensive income
Net income for second quarter of 2009	---	---	70.5	---	0.4	70.9
Other comprehensive income (loss), net of tax
Defined benefit pension plan and restoration of
retirement income plan:
Net loss, net of tax ($1.3 pre-tax)	---	---	---	0.7	---	0.7
Prior service cost, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Defined benefit postretirement plans:
Prior service cost, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Deferred hedging losses (($32.4) pre-tax)	---	---	---	(19.8)	---	(19.8)
Amortization of cash flow hedge ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Other comprehensive loss	---	---	---	(18.8)	---	(18.8)
Comprehensive income (loss)	---	---	70.5	(18.8)	0.4	52.1
Dividends declared on common stock	---	---	(34.4)	---	---	(34.4)
Issuance of common stock	---	14.1	---	---	---	14.1
Balance at June 30, 2009	$ 1.0	$ 871.8	$ 1,126.3	$ (59.8)	$ 18.4	$ 1,957.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

OGE Energy Corp. Stockholders’
		Premium		Accumulated
		on		Other
	Common	Capital	Retained	Comprehensive	Noncontrolling
(In millions)	Stock	Stock	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2007	$ 0.9	$ 755.3	$ 1,005.7	$ (81.0)	$ 10.7	$ 1,691.6
Comprehensive income
Net income for first quarter of 2008	---	---	13.0	---	1.6	14.6
Other comprehensive income, net of tax
Defined benefit pension plan and restoration of
retirement income plan:
Net loss, net of tax ($0.5 pre-tax)	---	---	---	0.3	---	0.3
Prior service cost, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Defined benefit postretirement plans:
Net loss, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Prior service cost, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Deferred hedging gains ($26.0 pre-tax)	---	---	---	16.0	---	16.0
Amortization of cash flow hedge ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Other comprehensive income	---	---	---	16.7	---	16.7
Comprehensive income	---	---	13.0	16.7	1.6	31.3
Dividends declared on common stock	---	---	(32.0)	---	---	(32.0)
Contributions from partners	---	---	---	---	0.5	0.5
Issuance of common stock	---	2.2	---	---	---	2.2
Balance at March 31, 2008	$ 0.9	$ 757.5	$ 986.7	$ (64.3)	$ 12.8	$ 1,693.6

Comprehensive income
Net income for second quarter of 2008	---	---	57.1	---	1.7	58.8
Other comprehensive income (loss), net of tax
Defined benefit pension plan and restoration of
retirement income plan:
Net loss, net of tax ($0.6 pre-tax)	---	---	---	0.4	---	0.4
Prior service cost, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Defined benefit postretirement plans:
Net loss, net of tax ($0.2 pre-tax)	---	---	---	0.1	---	0.1
Net transition obligation, net of tax ($0.1 pre-tax)	---	---	---	0.1	---	0.1
Deferred hedging losses (($22.1) pre-tax)	---	---	---	(13.8)	---	(13.8)
Other comprehensive loss	---	---	---	(13.1)	---	(13.1)
Comprehensive income (loss)	---	---	57.1	(13.1)	1.7	45.7
Dividends declared on common stock	---	---	(32.1)	---	---	(32.1)
Issuance of common stock	---	10.4	---	---	---	10.4
Balance at June 30, 2008	$ 0.9	$ 767.9	$ 1,011.7	$ (77.4)	$ 14.5	$ 1,717.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88.5	$73.4
Adjustments to reconcile net income to net cash provided from (used in)
operating activities
Depreciation and amortization	127.2	103.1
Impairment of assets	1.4	---
Deferred income taxes and investment tax credits, net	52.9	41.2
Allowance for equity funds used during construction	(5.2)	---
Loss on disposition of assets	0.3	0.2
Write-down of regulatory assets	---	9.2
Stock-based compensation expense	2.8	2.9
Stock-based compensation converted to cash for tax withholding	(1.7)	---
Price risk management assets	6.1	(27.6)
Price risk management liabilities	(63.0)	2.3
Other assets	4.9	(17.9)
Other liabilities	(21.5)	(17.2)
Change in certain current assets and liabilities
Accounts receivable, net	33.1	(65.3)
Accrued unbilled revenues	(26.6)	(16.2)
Income taxes receivable	(27.3)	---
Fuel, materials and supplies inventories	(34.4)	(31.9)
Gas imbalance assets	3.9	0.8
Fuel clause under recoveries	23.9	(60.1)
Other current assets	(0.5)	0.6
Accounts payable	(74.3)	(25.6)
Customer deposits	2.6	2.0
Accrued taxes	16.4	(3.7)
Accrued interest	10.6	5.7
Accrued compensation	(3.5)	(16.6)
Gas imbalance liabilities	(13.2)	0.6
Fuel clause over recoveries	118.8	(4.2)
Other current liabilities	(17.6)	10.0
Net Cash Provided from (Used in) Operating Activities	204.6	(34.3)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(491.2)	(279.4)
Proceeds from sale of assets	0.6	0.2
Net Cash Used in Investing Activities	(490.6)	(279.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	198.4	197.2
Increase in short-term debt, net	84.2	142.9
Proceeds from line of credit	80.0	50.0
Issuance of common stock	68.7	7.6
Contributions from noncontrolling interest partner	---	0.5
Retirement of long-term debt	---	(1.0)
Repayment of line of credit	(40.0)	(25.0)
Dividends paid on common stock	(67.5)	(63.9)
Net Cash Provided from Financing Activities	323.8	308.3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37.8	(5.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174.4	8.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$212.2	$3.6

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

Enogex LLC and its subsidiaries (“Enogex”) are providers of integrated natural gas midstream services. The vast majority of Enogex’s natural gas gathering, processing, transportation and storage assets are strategically located primarily in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. Enogex’s operations are organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing.

In July 2008, OGE Energy and Electric Transmission America, a joint venture of subsidiaries of American Electric Power and MidAmerican Energy Holdings Co., formed a transmission joint venture (“Tallgrass”) to construct high-capacity transmission line projects in western Oklahoma. The Company owns 50 percent of Tallgrass. Tallgrass is intended to allow the companies to lead development of renewable wind by sharing capital costs associated with the planned transmission construction.

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

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008, and the results of its cash flows for the six months ended June 30, 2009 and 2008, have been included and are of a normal recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2009 up to the date of issuance of these Condensed Consolidated Financial Statements and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

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

The following table is a summary of OG&E’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2009	2008
Regulatory Assets
Regulatory asset – SFAS No. 158	$331.2	$344.7
Deferred storm expenses	29.5	32.2
Deferred pension plan expenses	19.9	14.6
Income taxes recoverable from customers, net	17.4	14.6
Unamortized loss on reacquired debt	17.1	17.7
Red Rock deferred expenses	7.7	7.4
McClain Plant deferred expenses	3.1	6.2
Fuel clause under recoveries	0.1	24.0
Miscellaneous	5.7	2.9
Total Regulatory Assets	$431.7	$464.3

Regulatory Liabilities
Accrued removal obligations, net	$161.9	$150.9
Fuel clause over recoveries	127.4	8.6
Miscellaneous	10.9	4.9
Total Regulatory Liabilities	$300.2	$164.4

In accordance with the APSC order received by OG&E in May 2009 in its Arkansas rate case, OG&E was allowed recovery of its 2006 and 2007 pension settlement costs. During the second quarter of 2009, OG&E reduced its pension expense and recorded a regulatory asset for approximately $3.2 million, which is reflected in Deferred Pension Plan Expenses in the table above.

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

Price Risk Management Assets and Liabilities

In accordance with FASB Interpretation (“FIN”) No. 39 (As Amended), “Offsetting of Amounts Related to Certain Contracts – an interpretation of Accounting Principles Board (“APB”) Opinion No. 10 and FASB Statement No. 105,” fair value amounts recognized for forward, interest rate swap, currency swap, option and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement may be offset. The reporting entity’s choice to offset or not must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts, whether for the same type of conditional or exchange contract or for different types of contracts, with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for forward, interest rate swap, currency swap, option and other conditional or exchange contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Condensed Consolidated Balance Sheets. The Company has presented the fair values of its contracts under master netting agreements using a net fair value presentation. If these transactions with the same counterparty were presented on a gross basis in the Condensed Consolidated Balance Sheets, current Price Risk Management (“PRM”) assets and liabilities would be approximately $30.8 million and $44.1 million, respectively, at June 30, 2009, and non-current PRM assets and liabilities would be approximately $49.0 million and $30.0 million, respectively, at June 30, 2009. If these transactions with the same counterparty were presented on a gross basis in the Condensed Consolidated Balance Sheets, current PRM assets and liabilities would be approximately $51.8 million and $35.4 million, respectively, at December 31, 2008, and non-current PRM assets and liabilities would be approximately $105.6 million and $36.2 million, respectively, at December 31, 2008.

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Consolidated Financial Statements to conform to the 2009 presentation related to the separate presentation of noncontrolling interests in a subsidiary in connection with the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective January 1, 2009.

2.	Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is intended to establish principles and requirements for reporting events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 sets forth the period after the balance sheet date during which subsequent events should be evaluated for potential recognition or disclosure in the financial statements, the circumstances under which a subsequent event shall be recognized in the financial statements and the disclosures that an entity shall make about events or transactions that occur after the balance sheet date. SFAS No. 165 separates subsequent events into two categories: (i) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date which should be recognized in the financial statements; and (ii) nonrecognized subsequent events, which provide evidence about conditions that arose after the balance sheet date which should not be recognized in the financial statements. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and should be applied on a prospective basis. The Company adopted this new standard effective June 30, 2009. As required by SFAS No. 165, the Company has evaluated subsequent events for inclusion in the financial statements through August 4, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets— an amendment of FASB Statement No. 140,” which is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”and removes the exception from applying FIN No. 46 (Revised), “Consolidation of Variable Interest Entities,” to QSPE’s. SFAS No. 166 is effective for transfers occurring during fiscal years and interim periods within those fiscal years beginning after November 15, 2009. The Company will adopt this new standard effective January 1, 2010. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” which is intended to improve financial reporting by addressing the effects on certain provisions of FIN No. 46(R) as a result of the elimination of the QSPE concept in SFAS No. 166and concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures do not always provide timely and useful information about entities’ involvement in a variable interest entity. SFAS No. 167 retains the scope of FIN No. 46(R) with the addition of entities previously considered QSPE’s, as the concept of these entities was eliminated in SFAS No. 166. SFAS No. 167 is effective for fiscal years and interim periods within those fiscal years beginning after November 15, 2009. The provisions of SFAS No. 167 require public entities, in periods after initial adoption, to disclose comparative information required by FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities.” The Company will adopt this new standard effective January 1, 2010. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which is intended to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provided the previous guidance for the organization of GAAP. SFAS No. 168 arranges guidance into two categories, authoritative and non-authoritative. All authoritative guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this new standard effective September 30, 2009.

3.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defined fair value, established a framework for measuring fair value in GAAP and established a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. SFAS No. 157 expanded disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. The Company adopted this standard effective January 1, 2008.

The following table is a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157.

	June 30,
(In millions)	2009	Level 1	Level 2	Level 3
Assets
Gross derivative assets	$105.1	$22.7	$15.1	$67.3

Gas imbalance assets	2.3	---	2.3	---
Total	$107.4	$22.7	$17.4	$67.3

Liabilities
Gross derivative liabilities	$87.6	$9.6	$76.2	$1.8

Gas imbalance liabilities (A)	3.3	---	3.3	---
Total	$90.9	$9.6	$79.5	$1.8

(A) Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of approximately $8.4 million, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

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

The following table is a reconciliation of the Company’s total derivatives fair value to the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(In millions)	2009	2008
Assets
Gross derivative assets	$105.1	$243.7
Less: Amounts held in clearing broker accounts reflected in Other Current Assets	25.3	86.3
Less: Amounts offset under master netting agreements in accordance with FIN No. 39-1	52.0	65.4
Less: Collateral payments from counterparties netted in accordance with FIN No. 39-1	---	58.1
Net Price Risk Management Assets	$27.8	$33.9

Liabilities
Gross derivative liabilities	$87.6	$141.8
Less: Amounts held in clearing broker accounts reflected in Other Current Assets	13.5	70.3
Less: Amounts offset under master netting agreements in accordance with FIN No. 39-1	52.0	65.4
Less: Collateral payments to counterparties netted in accordance with FIN No. 39-1	---	---
Net Price Risk Management Liabilities	$22.1	$6.1

The following table is a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157 using significant unobservable inputs (Level 3).

	Derivative Assets
(In millions)	2009		2008
Balance at January 1		$121.2	$1.4
Total gains or losses (realized/unrealized)
Included in earnings		---	---
Included in other comprehensive income		(11.1)	0.1
Purchases, sales, issuances and settlements, net		(4.5)	---
Transfers in and/or out of Level 3		---	---
Balance at March 31		$105.6	$1.5
Total gains or losses (realized/unrealized)
Included in earnings		---	0.2
Included in other comprehensive income		(34.4)	(0.8)
Purchases, sales, issuances and settlements, net		(3.9)	14.5
Transfers in and/or out of Level 3		---	---
Balance at June 30		$67.3	$15.4
The amount of total gains or losses for the period included in earnings attributable to
the change in unrealized gains or losses relating to assets held at June 30	$	---	$0.2

Derivative Liabilities
(In millions)		2009		2008
Balance at January 1	$	---	$	---
Total gains or losses (realized/unrealized)
Included in earnings		---		---
Included in other comprehensive income		---		---
Purchases, sales, issuances and settlements, net		---		---
Transfers in and/or out of Level 3		---		---
Balance at March 31	$	---	$	---
Total gains or losses (realized/unrealized)
Included in earnings		---		---
Included in other comprehensive income		---		---
Purchases, sales, issuances and settlements, net		1.8		---
Transfers in and/or out of Level 3		---		---
Balance at June 30		$1.8	$	---
The amount of total gains or losses for the period included in earnings attributable to
the change in unrealized gains or losses relating to liabilities held at June 30	$	---	$	---

Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 30, 2009 and 2008 attributable to the change in unrealized gains or losses relating to assets and liabilities held at June 30, 2009 and 2008, if any, are reported in Operating Revenues.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires entities to include disclosures about the fair value of its financial instruments with the related carrying amount. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The Company adopted this new FSP effective April 1, 2009. The following information is provided regarding the estimated fair value of the Company’s financial instruments, including derivative contracts related to the Company’s price risk management activities at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Price Risk Management Assets
Energy Derivative Contracts	$27.8	$27.8	$33.9	$33.9

Price Risk Management Liabilities
Energy Derivative Contracts	$22.1	$22.1	$6.1	$6.1

Long-Term Debt
Senior Notes	$1,505.8	$1,483.4	$1,505.6	$1,420.8
Industrial Authority Bonds	135.4	135.4	135.3	135.3
Enogex Notes	600.0	651.1	400.9	436.1
Enogex Revolving Credit Facility	160.0	160.0	120.0	120.0

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

Management may designate certain derivative instruments for the purchase or sale of physical commodities, purchase or sale of electric power and fuel procurement discussed above as normal purchases and normal sales contracts under the provisions of SFAS No. 133. Normal purchases and normal sales contracts are not recorded in PRM assets or liabilities in the Condensed Consolidated Balance Sheets and earnings recognition is recorded in the period in which physical delivery of the commodity occurs. Management applies normal purchases and normal sales treatment to: (i) commodity contracts for the purchase and sale of natural gas used in or produced by its operations; (ii) commodity contracts for the sale of NGLs produced by its subsidiary, Enogex Products LLC; (iii) electric power contracts by OG&E; and (iv) fuel procurement by OG&E.

In accordance with SFAS No. 133, the Company recognizes its non-exchange traded derivative instruments as PRM assets or liabilities in the Condensed Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. Exchange traded transactions are settled on a net basis daily through margin accounts with a clearing broker and, therefore, are recorded at fair value on a net basis in Other Current Assets in the Condensed Consolidated Balance Sheets.

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

At June 30, 2009, the Company had no outstanding treasury lock agreements that were designated as cash flow hedges.

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex’s contractual length and operational storage natural gas, keep-whole natural gas and NGLs hedges.  Enogex’s cash flow hedging activity at June 30, 2009 covers the period from July 1, 2009 through 2011.  The Company also designates certain derivatives used to manage commodity exposure for certain transportation and natural gas inventory positions at

OERI. OERI’s cash flow hedging activity at June 30, 2009 does not extend beyond the first quarter of 2010. At June 30, 2009, the Company had the following outstanding commodity derivative instruments that were designated as cash flow hedges.

		Notional
	Commodity	Volume (A)	Maturity
	(volumes in millions)

Short Financial Swaps/Futures (fixed)	NGLs	0.5	Current
Short Financial Swaps/Futures (fixed)	NGLs	0.3	Non-Current
Total Short Financial Swaps/Futures (fixed)		0.8
Purchased Financial Options	NGLs	1.3	Current
Purchased Financial Options	NGLs	2.0	Non-Current
Total Purchased Financial Options		3.3
Long Financial Swaps/Futures (fixed)	Natural Gas	7.1	Current
Long Financial Swaps/Futures (fixed)	Natural Gas	8.3	Non-Current
Total Long Financial Swaps/Futures (fixed)		15.4
Short Financial Swaps/Futures (fixed)	Natural Gas	2.7	Current
Short Financial Swaps/Futures (fixed)	Natural Gas	0.5	Non-Current
Total Short Financial Swaps/Futures (fixed)	Natural Gas	3.2

Long Financial Basis Swaps	Natural Gas	0.5	Current
Short Financial Basis Swaps	Natural Gas	2.7	Current
Short Financial Basis Swaps	Natural Gas	0.5	Non-Current
Total Short Financial Basis Swaps		3.2

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

At June 30, 2009, the Company had no outstanding commodity derivative instruments or treasury lock agreements that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments Under SFAS No. 133

For derivative instruments that are not designated as either a cash flow or fair value hedge, the gain or loss on the derivative is recognized currently in earnings. Derivative instruments not designated as either a cash flow or a fair value hedge are utilized in OERI’s asset management, marketing and trading activities. Derivative instruments not designated as either cash flow or fair value hedges also include contracts formerly designated as cash flow hedges of Enogex’s keep-whole natural gas and NGLs exposures. A portion of Enogex’s processing agreements, which were previously under keep-whole arrangements, were converted to fee-based arrangements. As a result, effective June 30, 2009 Enogex de-designated a portion of these derivatives and entered into offsetting derivatives to close the positions.

At June 30, 2009, the Company had the following outstanding commodity derivative instruments that were not designated as either a cash flow or fair value hedge.

		Notional
	Commodity	Volume (A)	Maturity
	(volumes in millions)

Short Financial Swaps/Futures (fixed)	NGLs	0.8	Current
Short Financial Swaps/Futures (fixed)	NGLs	0.4	Non-Current
Total Short Financial Swaps/Futures (fixed)		1.2
Long Financial Swaps/Futures (fixed)	NGLs	0.8	Current
Long Financial Swaps/Futures (fixed)	NGLs	0.4	Non-Current
Total Long Financial Swaps/Futures (fixed)		1.2
Physical Purchases (B)	Natural Gas	22.4	Current
Physical Sales (B)	Natural Gas	34.0	Current
Physical Sales (B)	Natural Gas	10.6	Non-Current
Total Physical Sales		44.6
Long Financial Swaps/Futures (fixed)	Natural Gas	29.5	Current
Long Financial Swaps/Futures (fixed)	Natural Gas	2.1	Non-Current
Total Long Financial Swaps/Futures (fixed)		31.6
Short Financial Swaps/Futures (fixed)	Natural Gas	33.3	Current
Short Financial Swaps/Futures (fixed)	Natural Gas	2.0	Non-Current
Total Short Financial Swaps/Futures (fixed)		35.3
Sold Financial Options	Natural Gas	2.3	Current
Long Financial Basis Swaps	Natural Gas	10.6	Current
Short Financial Basis Swaps	Natural Gas	14.6	Current

(A) Natural gas in MMBtu; NGLs in barrels. All volumes are presented on a gross basis.

(B) Of the natural gas physical purchases and sales volumes not designated as cash flow or fair value hedges, the majority are priced based on a monthly or daily index and the fair value is subject to little or no market price risk.

The fair value of the derivative instruments that are presented in the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 are as follows:

			Fair Value
Instrument	Commodity	Balance Sheet Location	Assets		Liabilities
(dollars in millions)
Derivatives Designated as Hedging Instruments Under SFAS No. 133

Financial Options	NGLs	Current PRM	$16.9	$	---
		Non-Current PRM	46.7		---
Financial Futures/Swaps	NGLs	Current PRM	2.6		0.2
		Non-Current PRM	0.8		0.2
Financial Futures/Swaps	Natural Gas	Current PRM	2.7		25.2
		Non-Current PRM	---		24.4
		Other Current Assets	11.8		0.6
Total Gross Derivatives Designated as Hedging Instruments Under
SFAS No. 133			$81.5		$50.6

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133

Financial Futures/Swaps (A)	NGLs	Current PRM	$4.1		$1.8
		Non-Current PRM	1.0		0.7
Financial Futures/Swaps (B)	Natural Gas	Current PRM	0.7		13.0
		Non-Current PRM	---		4.7
		Other Current Assets	13.4		12.9
Physical Purchases/Sales	Natural Gas	Current PRM	3.8		3.9
		Non-Current PRM	0.5		---
Financial Options	Natural Gas	Other Current Assets	0.1		---
Total Gross Derivatives Not Designated as Hedging Instruments Under
SFAS No. 133			$23.6		$37.0

Total Gross Derivatives (C)			$105.1		$87.6

(A) The fair value of Financial Futures/Swaps – NGLs not designated as hedging instruments includes derivatives that were designated as hedging instruments prior to June 30, 2009. A portion of Enogex’s processing agreements, which were previously under keep-whole arrangements, were converted to fee-based arrangements. As a result, effective June 30, 2009 Enogex de-designated a portion of these derivatives and entered into offsetting derivatives to close the positions. The referenced de-designated derivatives had a net fair value of approximately $2.6 million which included Current Assets of approximately $2.8 million, Non-Current Assets of approximately $0.8 million, Current Liabilities of approximately $0.5 million and Non-Current Liabilities of approximately $0.5 million.

(B) The fair value of Financial Futures/Swaps – Natural Gas not designated as hedging instruments includes derivatives that were designated as hedging instruments prior to June 30, 2009. A portion of Enogex’s processing agreements, which were previously under keep-whole arrangements, were converted to fee-based arrangements. As a result, effective June 30, 2009 Enogex de-designated a portion of these derivatives and entered into offsetting derivatives to close the positions. The referenced de-designated derivatives had a net negative fair value of approximately $16.8 million which included Current Liabilities of approximately $12.1 million and Non-Current Liabilities of approximately $4.7 million.

(C) See reconciliation of the Company’s total derivatives fair value to the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 (see Note 3).

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Service or Standard & Poor’s were to lower the Company’s senior unsecured debt rating to a below investment grade rating, at June 30, 2009, the Company would have been required to post approximately $17.5 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at June 30, 2009.

The following table presents the effect of derivative instruments on the Company’s Condensed Consolidated Statement of Income for the three months ended June 30, 2009.

Amount of
Gain or Loss
				Amount of	Location of Gain or	Recognized
				Gain or Loss	Loss Recognized in	in Income on
	Amount of Gain			Reclassified	Income on	Derivative
	or Loss			from	Derivative	(Ineffective
	Recognized in		Location of Gain or	Accumulated	(Ineffective Portion	Portion and
	OCI on		Loss Reclassified	OCI into	and Amount	Amount
	Derivative		from Accumulated	Income	Excluded from	Excluded from
	(Effective		OCI into Income	(Effective	Effectiveness	Effectiveness
Instrument	Portion)(A)		(Effective Portion)	Portion)	Testing)	Testing)
(dollars in millions)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

	NGLs Financial Options	$(23.9)	Operating Revenues	$1.2	Operating Revenues	$ ---
NGLs Financial
	Futures/Swaps	(20.4)	Operating Revenues	4.6	Operating Revenues	---
Natural Gas Financial
	Futures/Swaps	5.9	Operating Revenues	(12.3)	Operating Revenues	(0.3)
	Total	$(38.4)	Total	$(6.5)	Total	$(0.3)
(A) The estimated net amount of gains or losses included in Accumulated Other Comprehensive Income at June 30, 2009 that is expected to be reclassified into earnings within the next 12 months is a loss of approximately $12.4 million.

		Amount of Gain or
	Location of Gain or	Loss Recognized in
	Loss Recognized in	Income of
	Income on Derivative	Derivative
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133

Natural Gas Physical Purchases/Sales	Operating Revenues	$(2.3)
Natural Gas Financial Futures/Swaps	Operating Revenues	1.8
Total		$(0.5)

The following table presents the effect of derivative instruments on the Company’s Condensed Consolidated Statement of Income for the six months ended June 30, 2009.

Amount of
Gain or Loss
Amount of	Location of Gain or	Recognized
Gain or Loss	Loss Recognized in	in Income on
Amount of Gain	Reclassified	Income on	Derivative
or Loss	from	Derivative	(Ineffective
Recognized in	Location of Gain or	Accumulated	(Ineffective Portion	Portion and
OCI on	Loss Reclassified	OCI into	and Amount	Amount
Derivative	from Accumulated	Income	Excluded from	Excluded from
(Effective	OCI into Income	(Effective	Effectiveness	Effectiveness
Instrument	Portion)(A)	(Effective Portion)	Portion)	Testing)	Testing)
(dollars in millions)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

NGLs Financial Options	$(33.9)	Operating Revenues	$3.0	Operating Revenues	$	---
NGLs Financial
Futures/Swaps	(25.2)	Operating Revenues	10.1	Operating Revenues	---
Natural Gas Financial
Futures/Swaps	(17.0)	Operating Revenues	(11.1)	Operating Revenues	(0.3)
Total	$(76.1)	Total	$2.0	Total	$(0.3)
(A) The estimated net amount of gains or losses included in Accumulated Other Comprehensive Income at June 30, 2009 that is expected to be reclassified into earnings within the next 12 months is a loss of approximately $12.4 million.

		Amount of Gain or
	Location of Gain or	Loss Recognized in
	Loss Recognized in	Income of
	Income on Derivative	Derivative
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133

Natural Gas Physical Purchases/Sales	Operating Revenues	$(10.5)
Natural Gas Financial Futures/Swaps	Operating Revenues	8.4
NGLs Financial Futures/Swaps	Operating Revenues	(0.2)
Total		$(2.3)

5.	Stock-Based Compensation

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

The Company recorded compensation expense of approximately $1.4 million pre-tax ($0.9 million after tax, or $0.01 per basic and diluted share) and approximately $2.8 million pre-tax ($1.7 million after tax, or $0.02 per basic and diluted share), respectively, during the three and six months ended June 30, 2009 related to the Company’s share-based payments. The Company recorded compensation expense of approximately $1.8 million pre-tax ($1.1 million after tax, or $0.01 per basic and diluted share) and approximately $2.9 million pre-tax ($1.8 million after tax, or $0.02 per basic and diluted share), respectively, during the three and six months ended June 30, 2008 related to the Company’s share-based payments.

The Company issues new shares to satisfy stock option exercises and payouts of earned performance units. During the three and six months ended June 30, 2009, there were no shares and 162,748 shares, respectively, of new common stock issued pursuant to the Company’s Plans related to payouts of earned performance units. There were no exercised stock options during the three and six months ended June 30, 2009; however, the Company received approximately $7.4 million and $7.6 million, respectively, during the three and six months ended June 30, 2008 related to exercised stock options.

6.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(In millions)	2009	2008
Defined benefit pension plan and restoration of retirement income plan:
Net loss, net of tax (($69.1) and ($71.6) pre-tax, respectively)	$(42.3)	$(43.8)
Prior service cost, net of tax (($0.7) and ($0.8) pre-tax, respectively)	(0.4)	(0.5)
Defined benefit postretirement plans:
Net loss, net of tax (($11.2) and ($11.6) pre-tax, respectively)	(5.2)	(5.3)
Net transition obligation, net of tax (($0.7) and ($0.8) pre-tax,
respectively)	(0.5)	(0.5)
Prior service cost, net of tax (($0.2) and ($0.3) pre-tax, respectively)	(0.1)	(0.2)
Deferred hedging gains (losses), net of tax (($16.4) and $62.4 pre-tax,
respectively)	(10.0)	38.1
Deferred hedging losses on interest rate swaps, net of tax (($2.1) and
($2.4) pre-tax, respectively)	(1.3)	(1.5)
Total accumulated other comprehensive loss, net of tax	$(59.8)	$(13.7)

          At both June 30, 2009 and December 31, 2008, there was no accumulated other comprehensive income related to Enogex’s 50 percent ownership interest in the Atoka Midstream, LLC joint venture, through Enogex Atoka, LLC, a wholly owned subsidiary of Enogex.

7.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2005. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its Federal investment tax credits on a ratable basis throughout the year. In addition, OG&E earns both Federal and Oklahoma state tax credits associated with the production from its 120 megawatt (“MW”) wind farm in northwestern Oklahoma as well as earning Oklahoma state tax credits associated with the Company’s investment in its electric generating and natural gas processing facilities which further reduce the Company’s effective tax rate.

As a result of new Internal Revenue Service (“IRS”) proposed regulations related to the deductibility of certain tax assets which were previously capitalized for tax reporting, on December 29, 2008, OG&E filed a request with the IRS for a change in its tax method of accounting related to the capitalization of repairs expense. The accounting method change is for income tax purposes only and would allow the Company to record a cumulative tax deduction, if approved by the IRS. For financial accounting purposes, the only change is recognition of the impact of the cash flow generated by accelerating income tax deductions. As a result of new IRS proposed regulations, from late 2008 to mid-2009, OG&E conducted an evaluation of its financial expenditures previously capitalized which could be considered as repairs expense for tax reporting. In June 2009, OG&E received a notice from the IRS indicating that its request was under review.  In July 2009, OG&E submitted an estimate to the IRS of approximately $232 million, which represents the total cumulative tax deduction the Company would record if approved by the IRS. The impact of this matter on future cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter.

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

Automatic Dividend Reinvestment and Stock Purchase Plan

In November 2008, the Company filed a Form S-3 Registration Statement to register 5,000,000 shares of the Company’s common stock pursuant to the Company’s Automatic Dividend Reinvestment and Stock Purchase Plan (“DRIP/DSPP”). The Company issued 528,158 shares and 1,768,230 shares, respectively, of common stock under the DRIP/DSPP during the three and six months ended June 30, 2009 and received proceeds of approximately $12.7 million and $41.9 million, respectively. The Company may, from time to time, issue additional shares under its DRIP/DSPP to fund capital requirements or working capital needs. At June 30, 2009, there were 3,231,770 shares available to be issued under the DRIP/DSPP.

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

Earnings Per Share

Outstanding shares for purposes of basic and diluted earnings per average common share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Average Common Shares Outstanding
Basic average common shares outstanding	96.5	92.1	95.6	92.0
Effect of dilutive securities:
Employee stock options and unvested stock grants	---	0.1	---	0.2
Contingently issuable shares (performance units)	1.0	0.3	0.8	0.3
Diluted average common shares outstanding	97.5	92.5	96.4	92.5
Anti-dilutive shares excluded from EPS calculation	---	---	---	---

9.	Long-Term Debt

At June 30, 2009, the Company was in compliance with all of its debt agreements.

OG&E has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
0.30% - 1.00%	Garfield Industrial Authority, January 1, 2025	$47.0
0.42% - 0.74%	Muskogee Industrial Authority, January 1, 2025	32.4
0.45% - 0.75%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

In September 2008, OG&E received a request for repayment of approximately $0.1 million of principal related to a portion of OG&E’s Muskogee Industrial Authority variable-rate bonds, due June 1, 2027. In September 2008, approximately $0.1 million of principal and accrued interest were paid to the bondholder. In June 2009, the bonds were successfully remarketed.

Enogex’s Refinancing of Long-Term Debt and Tender Offer

On June 24, 2009, Enogex issued $200 million of 6.875% 5-year senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933. Enogex applied a portion of the net proceeds from the sale of the new notes to pay the purchase price in the tender offer discussed below for its 8.125% notes due January 2010 with the remainder of the net proceeds being used to repay a portion of Enogex’s borrowings under its revolving credit agreement and for general corporate purposes. The refinancing of the balance of Enogex’s 8.125% notes due January 2010 is expected to occur later in 2009 or early 2010. At this time, the Company cannot predict how interest rates will affect its ability to obtain financing on favorable terms.

Also on June 24, 2009, Enogex commenced a cash tender offer for up to $150 million principal amount of its 8.125% senior notes due January 2010. The tender offer for the 8.125% senior notes due January 2010 expired on July 22, 2009. The total consideration per $1,000 principal amount of the 8.125% senior notes due January 2010 validly tendered and not withdrawn was $1,027.50. Pursuant to the tender offer, on July 23, 2009, Enogex purchased approximately $110.8 million principal amount of the 8.125% senior notes due January 2010 and those repurchased notes were retired and cancelled.

10.	Short-Term Debt

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by loans under short-term bank facilities. The short-term debt balance was approximately $382.2 million and $298.0 million at June 30, 2009 and December 31, 2008, respectively. The following table provides information regarding the Company’s revolving credit agreements and available cash at June 30, 2009.

Revolving Credit Agreements and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate	Maturity
OGE Energy (B)	$596.0	$298.0	0.54% (D)	December 6, 2012
OG&E (C)	389.0	95.3	0.50% (D)	December 6, 2012
Enogex (E)	250.0	160.0	0.64% (D)	March 31, 2013
	1,235.0	553.3	0.57%
Cash (F)	212.2	N/A	N/A	N/A
Total	$1,447.2	$553.3	0.57%

(A) Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2009.

(B) This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2009 , there was approximately $298.0 million in outstanding borrowings under this revolving credit agreement. There were no outstanding commercial paper borrowings at June 30, 2009.

(C) This bank facility is available to back up OG&E’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2009, there was approximately $84.2 million in outstanding commercial paper borrowings and approximately $11.1 million supporting letters of credit. There were no outstanding borrowings under this revolving credit agreement at June 30, 2009.

(D) Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements and commercial paper borrowings.

(E) This bank facility is available to provide revolving credit borrowings for Enogex. At June 30, 2009, there was approximately $160.0 million in outstanding borrowings under this revolving credit agreement. At July 31, 2009, there was approximately $105.0 million in outstanding borrowings under this revolving credit agreement. These borrowings are not expected to be repaid within the next 12 months, therefore, they are classified as long-term debt for financial reporting purposes.

(F) The cash balance at June 30, 2009 includes proceeds from the issuance of $200 million of senior notes by Enogex in June 2009 as discussed in Note 9.

OGE Energy’s and OG&E’s ability to access the commercial paper market was adversely impacted in late 2008 and early 2009 by the market turmoil that began in September 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and OG&E utilized borrowings under their revolving credit agreements. During the second quarter of 2009, the commercial paper market became more accessible and, therefore, OGE Energy and OG&E began utilizing the commercial paper market.

In addition to general market conditions, OGE Energy’s and OG&E’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade. Pricing grids associated with the back-up lines of credit could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrades of the ratings of OGE Energy or OG&E would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes. Any future downgrade of the Company would also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit. In addition, OGE Energy is the credit support provider for OERI and any downgrade below investment grade of OGE Energy may require OGE Energy to post cash collateral or letters of credit to support OERI’s asset management, marketing and trading activities and hedging activities executed on behalf of Enogex.

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

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009 (A)	2008 (A)	2009 (B)	2008 (B)
Service cost	$4.5	$4.8	$9.0	$9.5
Interest cost	7.9	7.8	15.7	15.6
Return on plan assets	(8.3)	(10.9)	(16.5)	(21.8)
Amortization of net loss	5.9	2.3	11.8	4.6
Amortization of unrecognized prior service cost	0.2	0.2	0.4	0.5
Net periodic benefit cost	$10.2	$4.2	$20.4	$8.4

	Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009 (A)	2008 (A)	2009 (B)	2008 (B)
Service cost	$0.2	$0.3	$0.4	$0.4
Interest cost	0.1	0.1	0.2	0.2
Amortization of net loss	---	---	0.1	0.1
Amortization of unrecognized prior service cost	0.2	0.1	0.3	0.3
Net periodic benefit cost	$0.5	$0.5	$1.0	$1.0
(A)

In addition to the $10.7 million and $4.7 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the three months ended June 30, 2009 and 2008, respectively, OG&E recognized the following:

•      a reduction in pension expense during the three months ended June 30, 2009 of approximately $1.1 million and an increase in pension expense during the three months ended June 30, 2008 of approximately $2.5 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and

•      a reduction in pension expense during the three months ended June 30, 2009 of approximately $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of OG&E’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

(B)

In addition to the $21.4 million and $9.4 million in SFAS No. 87 net periodic benefit cost recognized during the six months ended June 30, 2009 and 2008, respectively, OG&E recognized the following:

•     a reduction in pension expense during the six months ended June 30, 2009 of approximately $2.1 million and an increase in pension expense during the six months ended June 30, 2008 of approximately $5.0 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and

•      a reduction in pension expense during the six months ended June 30, 2009 of approximately $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of OG&E’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost	$0.9	$0.9	$1.7	$1.8
Interest cost	3.5	3.4	7.0	6.7
Return on plan assets	(1.7)	(1.7)	(3.3)	(3.3)
Amortization of transition obligation	0.7	0.7	1.4	1.4
Amortization of net loss	1.3	1.0	2.5	2.0
Amortization of unrecognized prior service cost	0.2	0.5	0.5	1.0
Net periodic benefit cost	$4.9	$4.8	$9.8	$9.6

  Pension Plan Funding

The Company previously disclosed in its 2008 Form 10-K that it may contribute up to $50 million to its pension plan during 2009. In the second quarter of 2009, the Company contributed approximately $40 million to its pension plan and currently expects to contribute an additional $10 million to its pension plan during the remainder of 2009. Any remaining contributions to the pension plan during 2009 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

12.	Report of Business Segments

The Company’s business is divided into four segments for financial reporting purposes. These segments are as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing. Other Operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore has presented this information below. The following tables summarize the results of the Company’s business segments for the three and six months ended June 30, 2009 and 2008.

		Transportation	Gathering
Three Months Ended	Electric	and	and			Other
June 30, 2009	Utility	Storage	Processing	Marketing		Operations	Eliminations	Total
(In millions)

Operating revenues	$425.3	$101.0	$142.3	$117.2	$	---	$(141.7)	$644.1
Cost of goods sold	188.3	60.7	98.7	116.6		---	(140.1)	324.2
Gross margin on revenues	237.0	40.3	43.6	0.6		---	(1.6)	319.9
Other operation and maintenance	77.9	9.7	19.9	2.7		(3.3)	(1.3)	105.6
Depreciation and amortization	46.0	5.3	10.6	---		2.7	---	64.6
Impairment of assets	0.3	0.8	0.3	---		---	---	1.4
Taxes other than income	16.3	3.2	1.5	0.1		0.8	---	21.9
Operating income (loss)	$96.5	$21.3	$11.3	$(2.2)		$(0.2)	$(0.3)	$126.4
Total assets	$5,161.1	$1,565.9	$885.9	$127.1		$2,477.1	$(3,212.3)	$7,004.8

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
June 30, 2008	Utility	Storage	Processing	Marketing	Operations	Eliminations	Total
(In millions)

Operating revenues	$520.7	$186.3	$320.9	$446.0	$	---	$(338.2)	$1,135.7
Cost of goods sold	312.7	151.7	243.8	450.3		---	(336.4)	822.1
Gross margin on revenues	208.0	34.6	77.1	(4.3)		---	(1.8)	313.6
Other operation and maintenance	85.8	12.8	21.5	2.9		(2.4)	(1.6)	119.0
Depreciation and amortization	36.9	4.3	9.3	0.1		1.8	---	52.4
Taxes other than income	14.6	3.1	1.1	0.1		0.6	---	19.5
Operating income (loss)	$70.7	$14.4	$45.2	$(7.4)	$	---	$(0.2)	$122.7
Total assets	$4,098.4	$1,168.2	$673.9	$273.4		$2,152.0	$(2,728.7)	$5,637.2

		Transportation	Gathering
Six Months Ended	Electric	and	and		Other
June 30, 2009	Utility	Storage	Processing	Marketing	Operations	Eliminations	Total
(In millions)

Operating revenues	$762.0	$209.3	$280.8	$309.5	$	---	$(310.9)	$1,250.7
Cost of goods sold	359.3	126.9	194.8	304.4		---	(308.0)	677.4
Gross margin on revenues	402.7	82.4	86.0	5.1		---	(2.9)	573.3
Other operation and maintenance	163.2	19.6	43.0	5.3		(6.6)	(2.4)	222.1
Depreciation and amortization	91.5	10.0	20.7	---		5.0	---	127.2
Impairment of assets	0.3	0.8	0.3	---		---	---	1.4
Taxes other than income	32.4	6.8	2.8	0.3		1.9	---	44.2
Operating income (loss)	$115.3	$45.2	$19.2	$(0.5)		$(0.3)	$(0.5)	$178.4

Total assets	$5,161.1	$1,565.9	$885.9	$127.1		$2,477.1	$(3,212.3)	$7,004.8

		Transportation	Gathering
Six Months Ended	Electric	and	and		Other
June 30, 2008	Utility	Storage	Processing	Marketing	Operations	Eliminations		Total
(In millions)

Operating revenues	$907.1	$343.2	$577.7	$922.9	$	---	$(620.5)	$2,130.4
Cost of goods sold	553.3	274.4	439.4	921.7		---	(617.9)	1,570.9
Gross margin on revenues	353.8	68.8	138.3	1.2		---	(2.6)	559.5
Other operation and maintenance (A)	180.1	24.7	42.4	5.7		(5.6)	(3.1)	244.2
Depreciation and amortization	73.2	8.4	17.6	0.1		3.8	---	103.1
Taxes other than income	30.5	6.6	2.2	0.3		1.8	---	41.4
Operating income (loss)	$70.0	$29.1	$76.1	$(4.9)	$	---	$0.5	$170.8
Total assets	$4,098.4	$1,168.2	$673.9	$273.4		$2,152.0	$(2,728.7)	$5,637.2

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

Franchise Fee Lawsuit

On June 19, 2006, two OG&E customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on OG&E’s electric bills.  The plaintiffs claim that OG&E improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  OG&E’s motion for summary judgment was denied by the trial judge.  OG&E filed a writ of prohibition at the Oklahoma

Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorized OG&E to collect the challenged franchise fee charges. A procedural schedule and notice requirements for the matter were established by the OCC on December 4, 2008.  On March 10, 2009, the Oklahoma Attorney General, OG&E, OG&E Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed. A hearing on the motions to dismiss was held before an administrative law judge (“ALJ”) on March 26, 2009. On June 30, 2009, the ALJ issued a report recommending that the application be dismissed. On July 9, 2009, the applicants filed a Notice of Appeal and a hearing on this matter is scheduled for August 12, 2009. OG&E believes that this case is without merit.

Agreement with Midcontinent Express Pipeline, LLC

In December 2006, Enogex entered into a firm capacity lease agreement with Midcontinent Express Pipeline, LLC (“MEP”) for a primary term of ten years (subject to possible extension) that would give MEP and its shippers access to capacity on Enogex’s system. The quantity of capacity subject to the MEP lease agreement is currently 272 million cubic feet per day, with the quantity ultimately to be leased subject to being increased by mutual agreement pursuant to the lease agreement. In addition to MEP’s lease of Enogex’s capacity, the MEP project includes construction by MEP of a new pipeline originating near Bennington, Oklahoma and terminating in Butler, Alabama. Enogex’s capital expenditures related to this project were approximately $99 million.

On July 25, 2008, the FERC issued its order approving the MEP project including the approval of a limited jurisdiction certificate authorizing the Enogex lease agreement to MEP. Further, the FERC order rejected all claims raised by protestors regarding the lease agreement. Accordingly, Enogex proceeded with the construction of facilities necessary to implement this service. On August 25, 2008, one protestor filed a request for rehearing. The FERC denied the request for rehearing, and Enogex commenced service to MEP under the lease agreement on June 1, 2009. On July 16, 2009, the protestor filed a petition for review of the FERC’s orders before the United States Court of Appeals for the District of Columbia Circuit requesting that the orders be modified or set aside on the grounds that they are arbitrary, capricious and contrary to law. The Court of Appeals will establish a schedule for briefing and argument of the petition for review. The petitioner, the FERC and interested parties that have sought intervenor status will be given an opportunity to brief the issues. The Court of Appeals has ordered the petitioner to submit a statement of issues to be raised by August 17, 2009. Enogex plans to move to intervene in support of the FERC’s order in this matter on or before August 17, 2009.

Agreement with Cheyenne Plains Gas Pipeline Company, L.L.C.

In 2004, OERI entered into a Firm Transportation Service Agreement (“FTSA”) with Cheyenne Plains Pipeline Company, L.L.C. (“Cheyenne Plains”), who operates the Cheyenne Plains Pipeline that provides firm transportation services in Wyoming, Colorado and Kansas, for 60,000 decatherms/day (“Dth/day”) of firm capacity on the pipeline. The FTSA was for a 10-year term beginning with the in-service date of the Cheyenne Plains Pipeline in March 2005 with an annual demand fee of approximately $7.4 million.  Effective March 1, 2007, OERI and Cheyenne Plains amended the FTSA to provide for OERI to turn back 20,000 Dth/day of its capacity beginning in January 2008 for the remainder of the term. Additionally, in March 2009, OERI entered into two agreements to release to a third party 10,000 Dth/day of its remaining capacity beginning in April 2009 through December 2009.  OERI’s new demand fee obligations, net of this turn back, prior turn backs and other immaterial release agreements, are estimated at approximately $3.7 million for 2009; $5.4 million for each of the years 2010 through 2012; $6.5 million for each of the years 2013 and 2014 and $1.6 million in 2015.

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

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule. The EPA has stated that it intends to draft new mercury rules under the Federal Clean Air Act.  Any costs associated with future mercury regulations are uncertain at this time.  Because of the uncertainty caused by the litigation regarding the CAMR, the promulgation of an Oklahoma rule that would have applied to existing facilities has also been delayed. OG&E will continue to participate in the state rule making process.

On March 5, 2009, the EPA initiated rulemaking concerning new national emission standards for hazardous air pollutants for existing reciprocating internal combustion engines by proposing amendments to the National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engine Maximum Achievable Control Technology (“RICE MACT Amendments”). Depending on the final regulations that may be enacted by the EPA for the RICE MACT Amendments, Enogex facilities will likely be impacted. The costs Enogex may incur to comply with these regulations, including the testing and modification of the affected engines, are uncertain at this time. The current proposed effective date is three years from the effective date of the final rules.

On April 25, 2005, the EPA published a finding that all 50 states failed to submit the interstate pollution transport plans required by the Clean Air Act as a result of the adoption of the revised ambient ozone and fine particle standards. Failure to submit these implementation plans began a two-year timeframe, starting on May 25, 2005, during which states must submit a demonstration to the EPA that they do not affect air quality in downwind states. The demonstration was properly submitted by the state to the EPA on May 7, 2007, and additional information was submitted by the state to the EPA on December 5, 2007. Because the EPA had not yet approved Oklahoma’s submittal, a third party filed a lawsuit against the EPA in an attempt to force them to act. The outcome of this matter is uncertain at this time.

In September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. Affected utilities are those which have sources built between 1962 and 1977. These sources must evaluate the installation of Best Available Retrofit Technology (“BART”) to address regional haze. For OG&E, the BART-eligible sources include various generating units at various generating stations. The ODEQ made a preliminary determination to accept an application for a waiver from BART requirements for the Horseshoe Lake generating station based on modeling showing no significant impact on visibility in nearby Class I areas. The Horseshoe Lake waiver is expected to be included in the ODEQ state implementation plan (“SIP”) for regional haze.

Waivers were not available for the BART-eligible units at the Seminole, Muskogee and Sooner generating stations. OG&E submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, OG&E submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants. The cost for this alternative compliance plan, including the BART compliance plan for the Seminole power plant (the alternative compliance plan and the BART compliance plan are collectively referred to herein as the “alternative plan”), was estimated at approximately $470 million in March 2007. This alternative plan was subject to approval by the ODEQ and the EPA. On November 16, 2007, the ODEQ notified OG&E that additional analysis would be required before the OG&E alternative plan could be accepted. On May 30, 2008, OG&E filed the results with the ODEQ for the affected generating units. In this filing, OG&E indicated its intention to install low NOX combustion technology at its affected generating stations and to continue to burn low sulfur coal at its four coal-fired generating units at its Muskogee and Sooner generating stations. The capital expenditures associated with the installation of the low NOX combustion technology are expected to be approximately $110 million. OG&E believes that these control measures will achieve visibility improvements in a cost-effective manner. OG&E did not propose the installation of scrubbers at its four coal-fired generating units because OG&E concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of $1.7 billion) would not be cost-effective. The ODEQ has not taken formal action to approve or deny OG&E’s plan.  OG&E is currently in discussions with the ODEQ on what requirements can be included in the SIP as OG&E’s BART compliance plan. The original deadline for the ODEQ to submit a SIP for regional haze that includes final BART determinations was December 17, 2007. The ODEQ did not meet this deadline. On January 15, 2009, the EPA published a rule that gives the ODEQ two years to complete the SIP. If the ODEQ fails to meet this deadline, the EPA can issue a Federal implementation plan. Until the BART determination is approved, the total cost of compliance, including capital expenditures, cannot be estimated by OG&E with a reasonable degree of certainty. OG&E expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E’s retail customers under House Bill 1910, which was enacted into law in May 2005. The EPA Region 6 has commented on the submission. The EPA agreed that good combustion techniques are BART for NOX, but the EPA asked OG&E to take a voluntary limit on the availability of the units at Seminole to be consistent with the modeling in the analysis.  With respect to the proposal that low sulfur coal is BART for SO2, the EPA Region 6 raised two issues.  First, the EPA questioned whether the cost projections in the BART analysis continue to be accurate in light of subsequent regulatory and economic developments that could lower demand for scrubbers.  Second, the EPA suggested that the projected costs are not “a compelling reason” not to require the installation of scrubbers.  OG&E has subsequently communicated to the ODEQ that recent cost information shows that OG&E’s previous BART analysis is still accurate.

There also is growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation and regulation at the Federal level, actions at the state level, litigation relating to greenhouse gas emissions and pressure for greenhouse gas emission reductions from investor organizations and the international community. On April 17, 2009, the EPA issued a proposed finding that greenhouse gases contribute to air pollution that may endanger public health or welfare.  The proposed finding identified six greenhouse gases that pose a potential threat: carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride.  The EPA is considering public comments on the proposed finding. In June 2009, the American Clean Energy and Security Act of 2009 (sometimes referred to as the Waxman-Markey global climate change bill) was passed in the U.S. House of Representatives. The bill includes many provisions that would potentially have a significant impact on the Company and its customers. The bill proposes a cap and trade regime, a renewable portfolio standard, electric efficiency standards, revised transmission policy and mandated investments in plug-in hybrid infrastructure and smart grid technology. It is uncertain at this time whether, and in what form, this legislation will be adopted by the U.S. Senate. Both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business.

On March 10, 2009, the EPA proposed the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The new reporting requirements would apply to suppliers of fossil fuel and industrial chemicals, manufacturers of motor vehicles and engines, as well as large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain OG&E and Enogex facilities. The outcome of this regulation is uncertain at this time. Compliance with the proposed greenhouse gas reporting regulation could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business. The current proposed effective date for gathering the data is January 2010 with the first mandatory reporting date as 2011.

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

Section 316(b) of the Federal Resource Conservation and Recovery Act and the Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”) requires that the locations, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. On January 25, 2007, a Federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma required a comprehensive demonstration study be submitted by January 7, 2008 for each affected facility. On January 7, 2008, OG&E submitted the requested studies for facilities. Additionally, on April 14, 2008, the U.S. Supreme Court granted writs of certiorari to review the question of whether the Section 316(b) rules authorize the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. On April 1, 2009, the U.S. Supreme Court held that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations under Section 316(b) of the Clean Water Act. It is anticipated that the State of Oklahoma, using its best professional judgment, will develop Section 316(b) permit requirements prior to any EPA proposal of rules based on the U.S. Supreme Court decision. As a result of the States’ action and the U.S. Supreme Court’s decision, OG&E may require additional capital and/or increased operating costs associated with cooling water intake structures at its generating facilities.

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

Completed Regulatory Matters

OG&E Arkansas Rate Case Filing

On August 29, 2008, OG&E filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the 1,230 MW natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) and improvements in its system of power lines, substations and related equipment to ensure that OG&E can reliably meet growing customer demand for electricity. On March 18, 2009, OG&E, the APSC Staff and the Arkansas Attorney General filed a settlement agreement in this matter calling for a general rate increase of approximately $13.6 million. This settlement agreement also allows implementation of OG&E’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest. On May 20, 2009, the APSC approved a general rate increase of approximately $13.3 million, which excludes approximately $0.3 million in storm costs discussed below. OG&E implemented the new electric rates effective June 1, 2009.

OG&E 2008 Arkansas Storm Cost Filing

On October 30, 2008, OG&E filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. The application also requested the APSC to provide for recovery of the deferred 2008 storm costs in OG&E’s pending rate case. On December 19, 2008, the APSC issued an order authorizing OG&E to defer approximately $0.6 million in 2008 for incremental storm costs in excess of the amount included in OG&E’s rates. As discussed above, on March 18, 2009, OG&E, the APSC Staff and the Arkansas Attorney General reached a settlement agreement in OG&E’s Arkansas rate case which included recovery of these storm costs. As discussed above, in its May 20, 2009 order approving the settlement agreement, the APSC directed OG&E to file an exact recovery rider for its 2008 storm costs. OG&E filed this recovery rider and the rider was implemented June 1, 2009.

OG&E System Hardening Filing

In December 2007, a major ice storm affected OG&E’s service territory which resulted in a large number of customer outages. The OCC requested its Staff to review and determine if a rulemaking was warranted. The OCC Staff issued numerous data requests and is in the process of determining if other regulatory jurisdictions have policies or rules requiring that electric transmission and distribution lines be placed underground. The OCC Staff also surveyed customers. On June 30, 2008, the OCC Staff submitted a report entitled, “Inquiry into Undergrounding Electric Facilities in the State of Oklahoma.” OG&E formed a plan to place facilities underground (sometimes referred to as system hardening) with capital expenditures of approximately $115 million over five years for underground facilities, as well as $10 million annually for enhanced vegetation management. On December 2, 2008, OG&E filed an application with the OCC requesting approval of its proposed system hardening plan with a recovery rider. On March 20, 2009, all parties to this case signed a settlement agreement recommending a three-year plan that includes up to $35.3 million in capital expenditures and approximately $33.2 million in operating expenses for aggressive vegetation management and a recovery rider. On May 13, 2009, the OCC issued an order approving the settlement agreement in this matter. The new rider, which will allow OG&E to recover costs related to system hardening incurred on or after June 15, 2009, was implemented July 1, 2009.

Security Enhancements

On January 15, 2009, OG&E filed an application with the OCC to amend its security plan. OG&E is seeking approval of new security projects and cost recovery through the previously authorized security rider. The annual revenue requirement is approximately $0.9 million. On May 29, 2009, the OCC issued an order approving a settlement agreement in this matter that incorporated OG&E’s requested rate relief. The new rider was implemented June 1, 2009.

OG&E FERC Formula Rate Filing

On November 30, 2007, OG&E made a filing at the FERC to increase its transmission rates to wholesale customers moving electricity on OG&E’s transmission lines. Interventions and protests were due by December 21, 2007. While several parties filed motions to intervene in the docket, only the Oklahoma Municipal Power Authority (“OMPA”) filed a protest to the contents of OG&E’s filing. OG&E filed an answer to the OMPA’s protest on January 7, 2008. On January 31, 2008, the FERC issued an order (i) conditionally accepting the rates; (ii) suspending the effectiveness of such rates for five months, to be effective July 1, 2008, subject to refund; (iii) establishing hearing and settlement judge procedures; and (iv) directing OG&E to make a compliance filing. In July 2008, rates were implemented in an annual increase of approximately $2.4 million, subject to refund. On April 24, 2009, OG&E and the OMPA filed a settlement agreement with the FERC containing certain revisions to the formula template and protocols for conducting annual updates of wholesale transmission rates. The proposed settlement provides for a $1.3 million increase in revenues from OG&E’s transmission customers compared to the $2.4 million increase in revenues previously implemented in July 2008.  On May 11, 2009, OG&E and the Southwest Power Pool (“SPP”) made a joint filing with the FERC to implement the settlement agreement on an interim basis effective as of May 1, 2009 pending formal action on the settlement agreement by the FERC. The joint motion for interim implementation was granted by the Chief Judge on May 20, 2009. On June 25, 2009, the FERC issued an order approving OG&E’s settlement agreement. OG&E expects to refund any over collections to its transmission customers beginning in 2010.

OG&E 2009 Oklahoma Rate Case Filing

On February 27, 2009, OG&E filed its rate case with the OCC requesting a rate increase of approximately $110 million. A procedural schedule was established on April 29, 2009 and a preliminary settlement conference was held on June 25 and 26, 2009. On July 2, 2009, OG&E announced that it had filed a settlement agreement with the OCC Staff, the Attorney General’s Office of Oklahoma, the Oklahoma Industrial Energy Consumers and other intervenors resolving all issues associated with its requested rate increase. The settlement agreement, which was filed as Exhibit 99.02 in the Company’s Form 8-K filed July 6, 2009, calls for: (i) an annual net increase of approximately $48.3 million in OG&E’s rates to its Oklahoma retail customers, which includes an increase in the residential customer charge from $6.50/month to $13.00/month; (ii) creation of a new recovery rider to permit the recovery of up to $20 million of capital expenditures and operation and maintenance expenses associated with OG&E’s smart grid project in Norman, Oklahoma, effective upon completion of the project, which is currently scheduled for July 2010; (iii) continued utilization of an return on equity (“ROE”) of 10.75 percent under various recovery riders previously approved by the OCC; and (iv) recovery through OG&E’s fuel adjustment clause of approximately $4.8 million annually of certain expenses that historically had been recovered through base rates. OG&E expects the impact of the rate increase on its customers and service territory to be minimal over the next 12 months as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. On July 24, 2009, the OCC issued an order approving the settlement agreement. New electric rates were implemented August 3, 2009.

Pending Regulatory Matters

Review of OG&E’s Fuel Adjustment Clause for Calendar Year 2007

The OCC routinely audits activity in OG&E’s fuel adjustment clause for each calendar year.  In September 2008, the OCC Staff filed an application for a prudence review of OG&E’s 2007 fuel adjustment clause.  OG&E is required to provide minimum filing requirements (“MFR”) within 60 days of the application; however, OG&E requested and was granted an extension to file the MFRs by January 16, 2009, on which date the MFRs were submitted by OG&E. A procedural schedule was established on April 24, 2009 with a hearing scheduled to begin on September 10, 2009.

OG&E Proposed Wind Power Project

OG&E signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the future OU Spirit wind project in western Oklahoma (“OU Spirit”). As discussed below, OU Spirit is part of OG&E’s goal to increase its wind power generation portfolio in the near future. OG&E will seek regulatory recovery from the OCC and plans to have OU Spirit in-service by the end of 2009 or early 2010. Capital expenditures associated with this project are expected to be approximately $262.8 million, of which approximately $36.0 million were incurred in 2008.

In connection with OU Spirit, in January 2008, OG&E filed with the SPP for a Large Generator Interconnection Agreement (“LGIA”) for this project.  Since January 2008, the SPP has been studying this requested interconnection to determine the feasibility of the request, the impact of the interconnection on the SPP transmission system and the facilities needed to accommodate the interconnection.  Given the backlog of interconnection requests at the SPP, there has been significant delay in completing the study process and in OG&E receiving a final LGIA.  On May 29, 2009, OG&E executed an interim LGIA, allowing OU Spirit to interconnect to the transmission grid, subject to certain conditions. In connection with the interim LGIA, OG&E posted a letter of credit with the SPP of approximately $10.9 million related to the costs of upgrades required for OG&E to obtain transmission service from its new OU Spirit wind farm. The SPP filed the interim LGIA with the FERC on June 29, 2009. The regulations provide that the FERC has 60 days to act on the interim LGIA. OG&E expects to have a final LGIA in place in late 2009 or early 2010. OG&E also expects to file testimony and supporting documentation with the OCC seeking pre-approval to construct OU Spirit and recovery of the costs associated with OU Spirit in the third quarter of 2009.

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

OG&E Renewable Energy Filing

OG&E announced in October 2007 its goal to increase its wind power generation over the following four years from its current 170 MWs to 770 MWs and, as part of this plan, on December 8, 2008, OG&E issued a request for proposal (“RFP”) to wind developers for construction of up to 300 MWs of new capability. In June 2009, OG&E announced that it had selected a short list of bidders for a total of 430 MWs and that is was considering acquiring more than the approximately 300 MWs of wind energy originally contemplated in the initial RFP. The actual amount of wind energy selected will depend on both the result of negotiations with the short list of bidders expected to be completed in the third quarter of 2009 and the approval by the OCC. Currently, in the short list of bidders, OG&E is considering power purchase agreements and an agreement whereby a third party would build a wind farm that OG&E would then purchase and own. OG&E expects to file separate applications with the OCC for each wind development agreement approved by OG&E seeking recovery of the costs associated with these projects in the third quarter of 2009. OG&E intends to add the new wind generation to its power-generation portfolio no later than the end of 2010.

SPP Transmission/Substation Projects

In 2007, the SPP notified OG&E to construct approximately 44 miles of new 345 kilovolt (“kV”) transmission line which will originate at the existing OG&E Sooner 345 kV substation and proceed generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project). At the Oklahoma/Kansas Stateline, the line will connect to the companion line being constructed in Kansas by Westar Energy. The line is estimated to be in service by December 2011. The capital expenditures related to this project are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

OG&E filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma at a cost of approximately $211 million. This transmission line is a critical first step to increased wind development in western Oklahoma. In the application, OG&E also requested authorization to implement a recovery rider to be effective when the transmission line is completed and in service, which is expected during 2010. Finally, the application requested the OCC to approve new renewable tariff offerings to OG&E’s Oklahoma customers. A settlement agreement was signed by all parties in the matter on July 31, 2008. Under the terms of the settlement agreement, the parties agreed that the Company will: (i) receive pre-approval for construction of a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma and a conclusion that the construction costs of the transmission line are prudent, (ii) receive a recovery rider for the revenue requirement of the $218 million in construction costs and AFUDC when the transmission line is completed and in service until new rates are implemented in a subsequent rate case and (iii) to the extent the construction costs and AFUDC for the transmission line exceed $218 million OG&E be permitted to show that such additional costs are prudent and allowed to be recovered. On September 11, 2008, the OCC issued an order approving the settlement agreement. Separately, on July 29, 2008, the SPP Board of Directors approved the proposed transmission line discussed above. On February 2, 2009, OG&E received SPP approval to begin construction of the transmission line and the associated Woodward Extra High Voltage substation. During the second quarter of 2009, OG&E received a favorable outcome in three local court cases challenging OG&E’s use of eminent domain to obtain rights-of-way. OG&E expects to have additional challenges to the transmission line in two other counties where rights-of-way are being purchased. The capital expenditures related to this project are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

In January 2009, OG&E received notification from the SPP to begin construction on approximately 50 miles of new 345 kV transmission line and substation upgrades at OG&E’s Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative (“WFEC”) assigned to OG&E the construction of 50 miles of line designated by the SPP to be built by the WFEC.  The new line will extend from OG&E’s Sunnyside substation near Ardmore, Oklahoma, approximately 100 miles to the Hugo substation owned by the WFEC near Hugo, Oklahoma.  OG&E began preliminary line routing and acquisition of rights-of-way in June 2009.  When construction is completed, which is expected in April 2012, the SPP will allocate a portion of the annual revenue requirement to OG&E customers according to the base-plan funding mechanism as provided in the SPP tariff for application to such improvements. The capital expenditures related to this project are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

On April 28, 2009, the SPP approved a set of 345 kV projects referred to as “Balanced Portfolio 3E”. Balanced Portfolio 3E includes four projects to be built by OG&E and includes: (i) construction of approximately 72 miles of transmission line from OG&E’s Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at a cost of approximately $105 million for OG&E, (ii) construction of approximately 120 miles of transmission line from OG&E’s Seminole substation in a northeastern direction to OG&E’s Muskogee substation at a cost of approximately $131 million for OG&E, (iii) construction of approximately 38 miles of transmission line from OG&E’s Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of approximately $59 million for OG&E and (iv) construction of a new substation near Anadarko which is expected to consist of a 345/138 kV transformer and substation breakers and will be built in OG&E’s portion of the Cimarron-Lawton East Side 345 kV line at an estimated cost of approximately $8 million for OG&E. All of the Balanced Portfolio 3E projects are expected to be in service by April 2014. On June 19, 2009, OG&E received a notice to construct the Balanced Portfolio 3E projects from the SPP. On July 23, 2009, OG&E responded to the SPP that OG&E will construct the Balanced Portfolio 3E projects discussed above. The capital expenditures related to the Balanced Portfolio 3E projects are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

Tallgrass Joint Venture

In July 2008, the Tallgrass joint venture was formed to construct high-capacity transmission line projects in western Oklahoma. The Company owns 50 percent of Tallgrass. Tallgrass is intended to allow the companies to lead development of renewable wind by sharing capital costs associated with the planned transmission construction. The Tallgrass projects are subject to creation by the SPP of a cost allocation method that would spread the total cost across the SPP region. OGE Energy is uncertain as to the timing of when the cost allocation method will be developed and approved. OGE Energy filed an application with the FERC in October 2008 for cost recovery of these projects subject to SPP and FERC approval for these projects. On December 2, 2008, the FERC granted Tallgrass’ request for transmission rate incentives for the initial projects, established a base ROE for initial projects, approved certain accounting treatments for the initial projects and set the formula rate and accompanying protocols for hearing and settlement discussions. Tallgrass’ initial projects will include 765 kv lines from Woodward 120 miles northwest to Guymon in the Oklahoma Panhandle and from Woodward 50 miles north to the Kansas border. An SPP study estimates cost for the two projects to be approximately $500 million, of which OGE Energy’s portion will be approximately $250 million. The capital expenditures related to the Tallgrass projects discussed above are presented in the summary of capital expenditures for growth opportunities in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

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

The maximum rate for the new firm East Zone Section 311 transportation service was effective April 1, 2009. The revised zonal rates for the Section 311 interruptible transportation service became effective June 1, 2009. The rates for both the firm and interruptible Section 311 service are being collected, subject to refund, pending the FERC approval of the proposed rates. A number of parties intervened in both the rate case and the SOC filing and some additionally filed protests. Enogex has filed answers to the interventions and protests in both matters. On August 3, 2009, the FERC Staff served data requests on Enogex seeking additional information regarding various aspects of the filing. The regulations provide that the FERC has 150 days to act on the rate filing but also permit the issuance of an order extending the time period for action.

Market-Based Rate Authority

On December 22, 2003, OG&E and OERI filed a triennial market power update with the FERC based on the supply margin assessment test. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address two new interim tests, a pivotal supplier screen test and a market share screen test. On February 7, 2005, OG&E and OERI submitted a compliance filing to the FERC that applied the interim tests to OG&E and OERI. On June 7, 2005, the FERC issued an order finding that OG&E and OERI had failed the market share screen test meant to determine whether entities with market-based rate authority have market power in wholesale power markets. Based on the failed market share screen test, the FERC established a rebuttable presumption that OG&E and OERI have the ability to exercise market power in OG&E’s control area. On August 8, 2005, OG&E and OERI informed the FERC that they would: (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in OG&E’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in OG&E’s control area. OG&E and OERI also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in OG&E’s control area would be filed with the FERC and that OG&E and OERI would not make such sales under their respective market-based rate tariffs. On March 21, 2006, the FERC issued an order conditionally accepting OG&E’s and OERI’s proposal to mitigate the presumption of market power in OG&E’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by OG&E and OERI, and concluded that OG&E and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed OG&E and OERI to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within OG&E’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within OG&E’s control area (instead of only to sales sinking to load within OG&E’s control area). As part of the market-based rate matter, OG&E and OERI have filed a series of tariff revisions to comply with the FERC orders and such revisions have been accepted by the FERC. Also, as part of the mitigation for the failed market share screen test discussed above, on an ongoing basis, OG&E and OERI file change of status reports and triennial market power reports according to the FERC orders and regulations. In July 2009, OG&E and OERI filed a triennial market power update with the FERC which reported that there have been no significant changes to OG&E’s and OERI’s market-based rate authority.

National Legislative Initiatives

In February 2009, the President signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”).  Several provisions of this law relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy.  After review of the ARRA, OG&E expects to file a grant request in early August 2009 with the U.S. Department of Energy (“DOE”) which, if approved, will be used to implement smart grid applications in OG&E’s Oklahoma service territory.

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

Enogex LLC and its subsidiaries (“Enogex”) are providers of integrated natural gas midstream services. Enogex is engaged in the business of gathering, processing, transporting and storing natural gas. The vast majority of Enogex’s natural gas gathering, processing, transportation and storage assets are strategically located primarily in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. Enogex’s operations are organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing.

In July 2008, OGE Energy and Electric Transmission America, a joint venture of subsidiaries of American Electric Power and MidAmerican Energy Holdings Co., formed a transmission joint venture (“Tallgrass”) to construct high-capacity transmission line projects in western Oklahoma. The Company owns 50 percent of Tallgrass. Tallgrass is intended to allow the companies to lead development of renewable wind by sharing capital costs associated with the planned transmission construction. The Tallgrass projects are subject to creation by the Southwest Power Pool (“SPP”) of a cost allocation method that would spread the total cost across the SPP region. OGE Energy is uncertain as to the timing of when the cost allocation method will be developed and approved. OGE Energy filed an application with the FERC in October 2008 for cost recovery of these projects subject to SPP and FERC approval for these projects. On December 2, 2008, the FERC granted Tallgrass’ request for transmission rate incentives for the initial projects, established a base return on equity (“ROE”) for initial projects, approved certain accounting treatments for the initial projects and set the formula rate and accompanying protocols for hearing and settlement discussions. Tallgrass’ initial projects will include 765 kilovolt (“kV”) lines from Woodward 120 miles northwest to Guymon in the Oklahoma Panhandle and from Woodward 50 miles north to the Kansas border. A SPP study estimates cost for the two projects to be approximately $500 million, of which OGE Energy’s portion will be approximately $250 million.

Summary of Operating Results

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Net income attributable to OGE Energy was approximately $70.5 million, or $0.72 per diluted share, during the three months ended June 30, 2009, as compared to approximately $57.1 million, or $0.62 per diluted share, during the same period in 2008. The increase in net income attributable to OGE Energy of approximately $13.4 million, or $0.10 per diluted share, during the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to:

•

net income at OG&E of approximately $56.4 million during the three months ended June 30, 2009 as compared to approximately $30.9 million during the same period in 2008, which was an increase in net income of approximately $25.5 million, or $0.25 per diluted share of the Company’s common stock, during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin on revenues (“gross margin”), lower operation and maintenance expense, a higher allowance for equity funds used during construction, higher other income and lower other expenses partially offset by higher depreciation and amortization expense, higher interest expense and higher income tax expense;

•

net income at Enogex of approximately $16.0 million during the three months ended June 30, 2009 as compared to approximately $30.9 million during the same period in 2008, which was a decrease in net income of approximately $14.9 million, or $0.17 per diluted share of the Company’s common stock, during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a lower gross margin and higher depreciation and amortization expense partially offset by lower operation and maintenance expense, lower interest expense and lower income tax expense;

•

net loss at OGE Energy of approximately $0.5 million during the three months ended June 30, 2009 as compared to approximately $0.3 million during the same period in 2008, which was an increase in the net loss of approximately $0.2 million, or $0.01 per diluted share of the Company’s common stock, during the three months ended June 30, 2009 as compared to the same period in 2008; and

•

net loss at OGE Energy Resources, Inc. (“OERI”) of approximately $1.4 million during the three months ended June 30, 2009 as compared to approximately $4.4 million during the same period in 2008, which was a decrease in the net loss of approximately $3.0 million, or $0.03 per diluted share of the Company’s common stock, during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin partially offset by a lower income tax benefit.

Timing Items. OERI’s net loss for the three months ended June 30, 2008 was approximately $4.4 million, which included a net loss of approximately $3.0 million resulting from recording hedges associated with various transportation contracts at market value on June 30, 2008 and a net loss of approximately $2.1 million resulting from recording hedges of natural gas inventory held in storage at market value on June 30, 2008. The offsetting gains from physical utilization of the transportation capacity and from the sale of storage inventory were realized during the remainder of 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Net income attributable to OGE Energy was approximately $87.3 million, or $0.91 per diluted share, during the six months ended June 30, 2009, as compared to approximately $70.1 million, or $0.76 per diluted share, during the same period in 2008. The increase in net income attributable to OGE Energy of approximately $17.2 million, or $0.15 per diluted share, during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to:

•

net income at OG&E of approximately $57.7 million during the six months ended June 30, 2009 as compared to approximately $19.6 million during the same period in 2008, which was an increase in net income of approximately $38.1 million, or $0.39 per diluted share of the Company’s common stock, during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin, lower operation and maintenance expenses, a higher allowance for equity funds used during construction, higher other income and lower other expenses partially offset by higher depreciation and amortization expense, higher interest expense and higher income tax expense;

•

net income at Enogex of approximately $31.4 million during the six months ended June 30, 2009 as compared to approximately $53.4 million during the same period in 2008, which was a decrease in net income of approximately $22.0 million, or $0.25 per diluted share of the Company’s common stock, during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a lower gross margin and higher depreciation and amortization expense partially offset by lower operation and maintenance expenses, lower interest expense and lower income tax expense;

•

net loss at OGE Energy of approximately $1.3 million during the six months ended June 30, 2009 as compared to approximately $0.2 million during the same period in 2008, which was an increase in the net loss of approximately $1.1 million, or $0.01 per diluted share of the Company’s common stock, during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to life insurance proceeds from one of the Company’s directors received in 2008; and

•

net loss at OERI of approximately $0.5 million during the six months ended June 30, 2009 as compared to approximately $2.7 million during the same period in 2008, which was a decrease in the net loss of approximately $2.2 million, or $0.02 per diluted share of the Company’s common stock, during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin partially offset by a lower income tax benefit.

Timing Items. OERI’s net loss for the six months ended June 30, 2008 was approximately $2.7 million, which included a net loss of approximately $3.6 million resulting from recording hedges associated with various transportation contracts at market value on June 30, 2008 and a net loss of approximately $2.2 million resulting from recording hedges of natural gas inventory held in storage at market value in June 30, 2008. The offsetting gains from physical utilization of the transportation capacity and from the sale of storage inventory were realized during the remainder of 2008.

Recent Developments and Regulatory Matters

Changes in the Capital, Credit and Commodity Markets

As a result of volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the Federal Reserve, the Department of the Treasury, the United States Congress and the President of the United States. As explained in more detail below, OGE Energy and OG&E historically have maintained access to short-term liquidity through the commercial paper market and utilization of direct borrowings on certain committed credit agreements, although the ability to access the commercial paper market was more limited in late 2008 and early 2009. During the second quarter of 2009, the commercial paper market became more accessible and, therefore, OGE Energy and OG&E began utilizing the commercial paper market.

The volatility in global capital markets has lead to a reduction in the current value of long-term investments held in OGE Energy’s pension trust and postretirement benefit plan trusts. The decline in asset value for the plans, if it continues for any length of time, could require additional future funding requirements.

Enogex’s gathering and processing margins generally improve when natural gas liquids (“NGL”) prices are high relative to the price of natural gas (sometimes referred to as high commodity spreads). For much of the first nine months of 2008, commodity spreads were relatively high. However, later in 2008, commodity spreads were significantly lower. During the first six months of 2009, commodity spreads have increased over year-end 2008 levels but still remain significantly lower than commodity spreads in early to mid-2008. As a result of the lower commodity spread environment, Enogex’s results for 2009 will be affected. See 2009 Outlook below. Also, prices of natural gas and NGLs have been extremely volatile, and Enogex expects this volatility to continue.

OG&E Arkansas Rate Case Filing

On August 29, 2008, OG&E filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) and improvements in its system of power lines, substations and related equipment to ensure that OG&E can reliably meet growing customer demand for electricity. On March 18, 2009, OG&E, the APSC Staff and the Arkansas Attorney General filed a settlement agreement in this matter calling for a general rate increase of approximately $13.6 million. This settlement agreement also allows implementation of

OG&E’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest. On May 20, 2009, the APSC approved a general rate increase of approximately $13.3 million, which excludes approximately $0.3 million in storm costs discussed below. OG&E implemented the new electric rates effective June 1, 2009.

OG&E 2008 Arkansas Storm Cost Filing

On October 30, 2008, OG&E filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. The application also requested the APSC to provide for recovery of the deferred 2008 storm costs in OG&E’s pending rate case. On December 19, 2008, the APSC issued an order authorizing OG&E to defer approximately $0.6 million in 2008 for incremental storm costs in excess of the amount included in OG&E’s rates. As discussed above, on March 18, 2009, OG&E, the APSC Staff and the Arkansas Attorney General reached a settlement agreement in OG&E’s Arkansas rate case which included recovery of these storm costs. As discussed above, in its May 20, 2009 order approving the settlement agreement, the APSC directed OG&E to file an exact recovery rider for its 2008 storm costs. OG&E filed this recovery rider and the rider was implemented June 1, 2009.

OG&E 2009 Oklahoma Rate Case Filing

On February 27, 2009, OG&E filed its rate case with the OCC requesting a rate increase of approximately $110 million. A procedural schedule was established on April 29, 2009 and a preliminary settlement conference was held on June 25 and 26, 2009. On July 2, 2009, OG&E announced that it had filed a settlement agreement with the OCC Staff, the Attorney General’s Office of Oklahoma, the Oklahoma Industrial Energy Consumers and other intervenors resolving all issues associated with its requested rate increase. The settlement agreement, which was filed as Exhibit 99.02 in the Company’s Form 8-K filed July 6, 2009, calls for: (i) an annual net increase of approximately $48.3 million in OG&E’s rates to its Oklahoma retail customers, which includes an increase in the residential customer charge from $6.50/month to $13.00/month; (ii) creation of a new recovery rider to permit the recovery of up to $20 million of capital expenditures and operation and maintenance expenses associated with OG&E’s smart grid project in Norman, Oklahoma, effective upon completion of the project, which is currently scheduled for July 2010; (iii) continued utilization of an ROE of 10.75 percent under various recovery riders previously approved by the OCC; and (iv) recovery through OG&E’s fuel adjustment clause of approximately $4.8 million annually of certain expenses that historically had been recovered through base rates. OG&E expects the impact of the rate increase on its customers and service territory to be minimal over the next 12 months as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. On July 24, 2009, the OCC issued an order approving the settlement agreement. New electric rates were implemented August 3, 2009.

OG&E System Hardening Filing

In December 2007, a major ice storm affected OG&E’s service territory which resulted in a large number of customer outages. The OCC requested its Staff to review and determine if a rulemaking was warranted. The OCC Staff issued numerous data requests and is in the process of determining if other regulatory jurisdictions have policies or rules requiring that electric transmission and distribution lines be placed underground. The OCC Staff also surveyed customers. On June 30, 2008, the OCC Staff submitted a report entitled, “Inquiry into Undergrounding Electric Facilities in the State of Oklahoma.” OG&E formed a plan to place facilities underground (sometimes referred to as system hardening) with capital expenditures of approximately $115 million over five years for underground facilities, as well as $10 million annually for enhanced vegetation management. On December 2, 2008, OG&E filed an application with the OCC requesting approval of its proposed system hardening plan with a recovery rider. On March 20, 2009, all parties to this case signed a settlement agreement recommending a three-year plan that includes up to $35.3 million in capital expenditures and approximately $33.2 million in operating expenses for aggressive vegetation management and a recovery rider. On May 13, 2009, the OCC issued an order approving the settlement agreement in this matter. The new rider, which will allow OG&E to recover costs related to system hardening incurred on or after June 15, 2009, was implemented July 1, 2009.

OG&E Proposed Wind Power Project

OG&E signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the future OU Spirit wind project in western Oklahoma (“OU Spirit”). As discussed below, OU Spirit is part of OG&E’s goal to increase its wind power generation portfolio in the near future. OG&E will seek regulatory recovery from the OCC and plans to have OU Spirit in-service by the end of 2009 or early 2010. Capital expenditures associated with this project are expected to be approximately $262.8 million, of which approximately $36.0 million were incurred in 2008.

In connection with OU Spirit, in January 2008, OG&E filed with the SPP for a Large Generator Interconnection Agreement (“LGIA”) for this project.  Since January 2008, the SPP has been studying this requested interconnection to determine the feasibility of the request, the impact of the interconnection on the SPP transmission system and the facilities needed to accommodate the interconnection.  Given the backlog of interconnection requests at the SPP, there has been significant delay in completing the study process and in OG&E receiving a final LGIA.  On May 29, 2009, OG&E executed an interim LGIA, allowing OU Spirit to interconnect into the transmission grid, subject to certain conditions. In connection with the interim LGIA, OG&E posted a letter of credit with the SPP of approximately $10.9 million related to the costs of upgrades required for OG&E to obtain transmission service from its new OU Spirit wind farm. The SPP filed the interim LGIA with the FERC on June 29, 2009. The regulations provide that the FERC has 60 days to act on the interim LGIA. OG&E expects to have a final LGIA in place in late 2009 or early 2010. OG&E also expects to file testimony and supporting documentation with the OCC seeking pre-approval to construct OU Spirit and recovery of the costs associated with OU Spirit in the third quarter of 2009.

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

OG&E Renewable Energy Filing

OG&E announced in October 2007 its goal to increase its wind power generation over the following four years from its current 170 MWs to 770 MWs and, as part of this plan, on December 8, 2008, OG&E issued a request for proposal (“RFP”) to wind developers for construction of up to 300 MWs of new capability. In June 2009, OG&E announced that it had selected a short list of bidders for a total of 430 MWs and that is was considering acquiring more than the approximately 300 MWs of wind energy originally contemplated in the initial RFP. The actual amount of wind energy selected will depend on both the result of negotiations with the short list of bidders expected to be completed in the third quarter of 2009 and the approval by the OCC. Currently, in the short list of bidders, OG&E is considering power purchase agreements and an agreement whereby a third party would build a wind farm that OG&E would then purchase and own. OG&E expects to file separate applications with the OCC for each wind development agreement approved by OG&E seeking recovery of the costs associated with these projects in the third quarter of 2009. OG&E intends to add the new wind generation to its power-generation portfolio no later than the end of 2010.

Agreement with Midcontinent Express Pipeline, LLC

In December 2006, Enogex entered into a firm capacity lease agreement with Midcontinent Express Pipeline, LLC (“MEP”) for a primary term of ten years (subject to possible extension) that would give MEP and its shippers access to capacity on Enogex’s system. The quantity of capacity subject to the MEP lease agreement is currently 272 million cubic feet per day (“MMcf/d”), with the quantity ultimately to be leased subject to being increased by mutual agreement pursuant to the lease agreement. In addition to MEP’s lease of Enogex’s capacity, the MEP project includes construction by MEP of a new pipeline originating near Bennington, Oklahoma and terminating in Butler, Alabama. Enogex’s capital expenditures related to this project were approximately $99 million.

On July 25, 2008, the FERC issued its order approving the MEP project including the approval of a limited jurisdiction certificate authorizing the Enogex lease agreement to MEP. Further, the FERC order rejected all claims raised by protestors regarding the lease agreement. Accordingly, Enogex proceeded with the construction of facilities necessary to implement this service. On August 25, 2008, one protestor filed a request for rehearing. The FERC denied the request for rehearing, and Enogex commenced service to MEP under the lease agreement on June 1, 2009. On July 16, 2009, the protestor filed a petition for review of the FERC’s orders before the United States Court of Appeals for the District of Columbia Circuit requesting that the orders be modified or set aside on the grounds that they are arbitrary, capricious and contrary to law.  The Court of Appeals will establish a schedule for briefing and argument of the petition for review. The petitioner, the FERC and interested parties that have sought intervenor status will be given an opportunity to brief the issues. The Court of Appeals has ordered the petitioner to submit a statement of issues to be raised by August 17, 2009. Enogex plans to move to intervene in support of the FERC’s order in this matter on or before August 17, 2009.

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

The maximum rate for the new firm East Zone Section 311 transportation service was effective April 1, 2009. The revised zonal rates for the Section 311 interruptible transportation service became effective June 1, 2009. The rates for both the firm and interruptible Section 311 service are being collected, subject to refund, pending the FERC approval of the proposed rates. A number of parties intervened in both the rate case and the SOC filing and some additionally filed protests. Enogex has filed answers to the interventions and protests in both matters. On August 3, 2009, the FERC Staff served data requests on Enogex seeking additional information regarding various aspects of the filing. The regulations provide that the FERC has 150 days to act on the rate filing but also permit the issuance of an order extending the time period for action.

Texas Panhandle / West Side Expansions

Enogex is continuing to expand in Wheeler and Hemphill counties in Texas and expects to add another 8,000 horsepower of low pressure compression to the Wheeler area by mid-August 2009. The capital expenditures associated with the additional horsepower of low pressure compression are expected to be approximately $17.5 million.

Enogex Additional Processing Capacity

Enogex is constructing a new 120 MMcf/d cryogenic plant equipped with electric compression near Clinton, Oklahoma. This plant will process new gas developing in the area and is expected to be in service by September 2009. In support of this plant, Enogex has installed approximately 15 miles of gathering pipe, 2.5 miles of transmission pipe, 10,000 horsepower of inlet compression, as well as other system upgrades. The capital expenditures associated with these projects are expected to be approximately $72.0 million.

Enogex has placed an order for a cryogenic processing plant that is scheduled for delivery in the fourth quarter of 2009, which is expected to add another 120 MMcf/d of processing capacity to Enogex’s system. The capital expenditures associated with the with the new processing cryogenic plant are expected to be approximately $17.0 million.

2009 Outlook

The Company’s 2009 earnings guidance remains unchanged at $2.30 to $2.60 per average diluted share. The Company currently projects 2009 earnings to be towards the middle of the range compared to previous guidance towards the lower end of the range as discussed below. The key factors and assumptions underlying this guidance are risk-adjusted to determine the ranges described below. Therefore, the ranges by component may not add to the total. The key factors and assumptions underlying this guidance have been updated to reflect current economic conditions and other developments and are discussed below.

(In millions, except per share data)	Dollars	Diluted EPS
OG&E	$ 177 - $ 191	$ 1.83 - $ 1.98
Enogex	$ 51 - $ 68	$ 0.53 - $ 0.70
Holding Company & OERI	$ (10) - $ (5)	$ (0.10) - $ (0.05)
Consolidated	$ 220 - $250	$ 2.30 - $ 2.60

Key factors and assumptions for 2009 include:

Consolidated

•	Between 96 million and 97 million average diluted shares outstanding remains unchanged;
•	An effective tax rate of approximately 31 percent remains unchanged; and
•

A projected loss at the holding company between $5 million and $10 million, or $0.05 to $0.10 per diluted share, primarily due to interest expense relating to long and short-term debt borrowings remains unchanged.

OG&E

•

Total OG&E anticipated gross margin of approximately $950 to $960 million assuming normal weather patterns for the remainder of the year and retail electric sales increases of approximately 1.0 percent on a weather adjusted basis;

•

Operating expenses of approximately $610 million to $620 million compared to previous assumption of $595 million to $610 million. The increase in operating expenses is primarily due to the implementation of system hardening and smart grid programs approved by the OCC for recovery;

•

Other income of approximately $22 to $25 million primarily due to the allowance for equity funds used during construction associated with the construction of OU Spirit and the related transmission line;

•	Interest expense of approximately $95 million to $98 million remains unchanged; and
•	An effective tax rate of approximately 30 percent remains unchanged.

          OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Enogex

•	Total Enogex anticipated gross margin of approximately $335 million to $355 million compared to previous assumption of $335 million to $375 million consisting of:

•	Transportation and storage gross margin contribution of approximately $155 million to $165 million compared to previous assumption of $145 million to $155 million;
•

Gathering and processing gross margin contribution of approximately $180 million to $190 million compared to previous assumption of $190 million to $220 million. Key factors affecting the gathering and processing gross margin forecast are:

•	Assumed increase of ten percent in gathered volumes over 2008 remains unchanged;

•	Commodity price assumptions are below:

	2008 10-K		Q2 2009 10-Q
	Low	High	Low	High
	Guidance	Guidance	Guidance	Guidance
Natural Gas Price ($ per MMBtu) (A)	$ 4.13	$ 3.50	$ 3.57	$ 3.22
Weighted Average NGLs Price ($ per gallon)	$ 0.58	$ 0.79	$ 0.66	$ 0.74
Realized Weighted Average Commodity Spreads ($ per MMBtu)	$ 2.38	$ 2.91	$ 2.72	$ 3.07
(A)	Million British thermal unit (“MMBtu”)

•	Operating expenses of approximately $210 million to $220 million compared to previous assumption of $215 million to $225 million;
•	Interest expense of approximately $30 million to $35 million compared to previous assumption of $35 million to $40 million; and
•	An effective tax rate of approximately 39 percent remains unchanged.

          The foregoing would result in estimated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) at Enogex between $180 million to $210 million compared to the previous EBITDA projection of $190 million to $220 million.

Reconciliation of projected EBITDA to projected net income

Twelve Months Ended
(In millions)	December 31, 2009 (A)

Net Income	$59.5
Add:
Interest expense, net	31.5
Income tax expense	39.0
Depreciation and amortization	65.0
EBITDA	$195.0
(A)	Based on midpoint of 2009 guidance.

For a discussion of the reasons for the use of EBITDA, as well as the limitations of EBITDA as an analytical tool, see “Enogex’s Non-GAAP Financial Measure” below.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s consolidated results of operations for the three and six months ended June 30, 2009 as compared to the same period in 2008 and the Company’s consolidated financial position at June 30, 2009. Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2009	2008	2009	2008
Operating income	$126.4	$122.7	$178.4	$170.8
Net income attributable to OGE Energy	$70.5	$57.1	$87.3	$70.1
Basic average common shares outstanding	96.5	92.1	95.6	92.0
Diluted average common shares outstanding	97.5	92.5	96.4	92.5
Basic earnings per average common share attributable to OGE Energy common shareholders	$0.73	$0.62	$0.91	$0.76
Diluted earnings per average common share attributable to OGE Energy common shareholders	$0.72	$0.62	$0.91	$0.76
Dividends declared per share	$0.3550	$0.3475	$0.7100	$0.6950

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2009	2008	2009	2008
OG&E (Electric Utility)	$96.5	$70.7	$115.3	$70.0
Enogex (Natural Gas Pipeline)
Transportation and storage	21.3	14.4	45.2	29.1
Gathering and processing	11.3	45.2	19.2	76.1
OERI (Natural Gas Marketing)	(2.2)	(7.4)	(0.5)	(4.9)
Other Operations (A)	(0.5)	(0.2)	(0.8)	0.5
Consolidated operating income	$126.4	$122.7	$178.4	$170.8

(A) Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Operating revenues	$425.3	$520.7	$762.0	$907.1
Cost of goods sold	188.3	312.7	359.3	553.3
Gross margin on revenues	237.0	208.0	402.7	353.8
Other operation and maintenance	77.9	85.8	163.2	180.1
Depreciation and amortization	46.0	36.9	91.5	73.2
Impairment of assets	0.3	---	0.3	---
Taxes other than income	16.3	14.6	32.4	30.5
Operating income	96.5	70.7	115.3	70.0
Interest income	0.3	0.7	0.8	1.0
Allowance for equity funds used during construction	3.9	---	5.2	---
Other income (loss)	4.2	(0.5)	8.8	1.8
Other expense	0.7	10.2	1.2	10.9
Interest expense	23.2	17.0	47.5	36.5
Income tax expense	24.6	12.8	23.7	5.8
Net income	$56.4	$30.9	$57.7	$19.6
Operating revenues by classification
Residential	$167.6	$185.3	$303.9	$331.7
Commercial	112.3	126.6	191.7	216.0
Industrial	43.0	59.9	75.8	106.5
Oilfield	33.2	40.1	62.1	72.7
Public authorities and street light	41.3	51.6	72.8	87.7
Sales for resale	12.0	16.5	24.7	31.8
Provision for rate refund	(0.4)	---	(0.6)	---
System sales revenues	409.0	480.0	730.4	846.4
Off-system sales revenues	8.6	33.2	14.5	45.5
Other	7.7	7.5	17.1	15.2
Total operating revenues	$425.3	$520.7	$762.0	$907.1
MWH (A) sales by classification (in millions)
Residential	2.1	2.0	4.1	4.2
Commercial	1.7	1.7	3.1	3.1
Industrial	0.8	1.0	1.7	2.0
Oilfield	0.7	0.7	1.4	1.4
Public authorities and street light	0.8	0.8	1.4	1.4
Sales for resale	0.3	0.3	0.6	0.7
System sales	6.4	6.5	12.3	12.8
Off-system sales	0.3	0.5	0.5	0.7
Total sales	6.7	7.0	12.8	13.5
Number of customers	773,436	766,407	773,436	766,407
Average cost of energy per KWH (B) – cents
Natural gas	3.310	10.412	3.519	8.996
Coal	1.778	1.166	1.659	1.124
Total fuel	2.340	3.718	2.285	3.435
Total fuel and purchased power	2.624	4.166	2.601	3.816
Degree days (C)
Heating - Actual	254	220	1,929	2,034
Heating - Normal	236	236	2,199	2,218
Cooling - Actual	637	721	660	733
Cooling - Normal	547	547	555	556
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Operating Income

OG&E’s operating income increased approximately $25.8 million during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin and lower operation and maintenance expenses partially offset by higher depreciation and amortization expense.

Gross Margin

Gross margin was approximately $237.0 million during the three months ended June 30, 2009 as compared to approximately $208.0 million during the same period in 2008, an increase of approximately $29.0 million, or 13.9 percent. The gross margin increased primarily due to:

•	new revenues from the Redbud Facility rider, which increased the gross margin by approximately $19.1 million;
•	warmer weather in OG&E’s service territory primarily in June 2009 as compared to the same period in 2008, which increased the gross margin by approximately $4.2 million;
•	new revenues from the storm cost recovery rider, which increased the gross margin by approximately $2.2 million;
•	new customer growth in OG&E’s service territory, which increased the gross margin by approximately $1.7 million;
•	increased price variance due to sales and customer mix, which increased the gross margin by approximately $1.5 million; and
•	new revenues from the Arkansas rate increase, which increased the gross margin by approximately $1.1 million.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $147.9 million during the three months ended June 30, 2009 as compared to approximately $249.6 million during the same period in 2008, a decrease of approximately $101.7 million, or 40.7 percent, primarily due to lower natural gas prices. OG&E’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were approximately $40.0 million during the three months ended June 30, 2009 as compared to approximately $63.0 million during the same period in 2008, a decrease of approximately $23.0 million, or 36.5 percent, primarily due to the termination of the purchase power agreement with the Redbud Facility following OG&E’s purchase of the Redbud Facility in September 2008.

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

Operating Expenses

Other operation and maintenance expenses were approximately $77.9 million during the three months ended June 30, 2009 as compared to approximately $85.8 million during the same period in 2008, a decrease of approximately $7.9 million, or 9.2 percent. The decrease in other operation and maintenance expenses was primarily due to:

•	an increase in capitalized labor in the second quarter of 2009 as compared to the same period in 2008, which decreased other operation and maintenance expenses by approximately $4.7 million;
•

a decrease of approximately $3.2 million due to the reclassification of 2006 and 2007 pension settlement costs to a regulatory asset due to the Arkansas rate case settlement as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements; and

•

a decrease of approximately $2.1 million in contract technical and construction services and materials and supplies expense attritutable to decreased spending on overhauls at some of OG&E’s power plants during the second quarter of 2009 as compared to the same period in 2008; and

•	a decrease of approximately $1.7 million in fleet transportation expense primarily due to lower fuel costs in 2009.

These decreases in other operation and maintenance expenses were partially offset by:

•	an increase of approximately $1.8 million in salaries and wages expense primarily due to hiring additional employees to support OG&E’s operations as well as salary increases in 2009;
•	an increase of approximately $1.3 million due to OG&E’s demand-side management initiatives, which expenses are being recovered through a rider; and
•	an increase of approximately $1.1 million due to increased bad debt expense.

Depreciation and amortization expense was approximately $46.0 million during the three months ended June 30, 2009 as compared to approximately $36.9 million during the same period in 2008, an increase of approximately $9.1 million, or 24.7 percent, primarily due to additional assets, including the Redbud Facility, being placed into service after the second quarter of 2008 and amortization of the Oklahoma storm costs that are currently recorded as a regulatory asset (see Note 1 of Notes to Condensed Consolidated Financial Statements).

Taxes other than income were approximately $16.3 million during the three months ended June 30, 2009 as compared to approximately $14.6 million during the same period in 2008, an increase of approximately $1.7 million, or 11.6 percent, primarily due to higher ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction (“AEFUDC”) was approximately $3.9 million during the three months ended June 30, 2009. There was no AEFUDC during the same period in 2008. The increase in AEFUDC was primarily due to construction costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by OG&E.

Other Income (Loss). Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $4.2 million during the three months ended June 30, 2009 as compared to a loss of approximately $0.5 million during the same period in 2008, an increase in other income of approximately $4.7 million. Approximately $2.5 million of the increase in other income related to the benefit associated with the tax gross-up of AEFUDC and approximately $2.1 million of the increase in other income was due to more customers participating in the guaranteed flat bill program and lower than expected usage resulting from milder weather during the second quarter of 2009 as compared to the same period in 2008.

Other Expense. Other expense includes, among other things, expenses from losses on the sale and retirement of assets, miscellaneous charitable donations, expenditures of certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $0.7 million during the three months ended June 30, 2009 as compared to approximately $10.2 million during the same period in 2008, a decrease of approximately $9.5 million, or 93.1 percent, primarily due to 2008 write-downs of approximately $7.7 million for deferred costs associated with the cancelled Red Rock power plant and approximately $1.5 million associated with the 2007 and 2006 storm costs.

Interest Expense. Interest expense was approximately $23.2 million during the three months ended June 30, 2009 as compared to approximately $17.0 million during the same period in 2008, an increase of approximately $6.2 million, or 36.5 percent. The increase in interest expense was primarily due to an increase of approximately $8.7 million in interest expense related to the issuances of long-term debt during the third and fourth quarters of 2008. This increase in interest expense was partially offset by:

•

a decrease of approximately $1.6 million related to interest on short-term debt primarily due to lower short-term borrowings in 2009 due to the issuance of long-term debt by OG&E during the third and fourth quarters of 2008; and

•	a increase of approximately $1.0 million primarily due to a higher allowance for borrowed funds used during construction.

Income Tax Expense. Income tax expense was approximately $24.6 million during the three months ended June 30, 2009 as compared to approximately $12.8 million during the same period in 2008, an increase of approximately $11.8 million, or 92.2 percent, primarily due to higher pre-tax income in the second quarter of 2009 as compared to the same period in 2008 partially offset by an increase in Oklahoma investment tax credits in the second quarter of 2009 as compared to the same period in 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Operating Income

OG&E’s operating income increased approximately $45.3 million during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin and lower operation and maintenance expenses partially offset by higher depreciation and amortization expense.

Gross Margin

Gross margin was approximately $402.7 million during the six months ended June 30, 2009 as compared to approximately $353.8 million during the same period in 2008, an increase of approximately $48.9 million, or 13.8 percent. The gross margin increased primarily due to:

•	new revenues from the Redbud Facility rider, which increased the gross margin by approximately $36.1 million;
•	increased price variance due to sales and customer mix, which increased the gross margin by approximately $7.5 million;
•	new revenues from the storm cost recovery rider, which increased the gross margin by approximately $4.5 million;
•	new customer growth in OG&E’s service territory, which increased the gross margin by approximately $3.4 million;
•	increased transmission revenues due to higher transmission volumes and increased rates due to the FERC formula rate tariff filing, which increased the gross margin by approximately $1.2 million; and
•	new revenues from the Arkansas rate increase, which increased the gross margin by approximately $1.1 million.

These increases in gross margin were partially offset by:

•	decreased demand and related revenues by non-residential customers in OG&E’s service territory, which decreased the gross margin by approximately $2.2 million;
•

milder weather in OG&E’s service territory, resulting in an approximate five percent decrease in heating degree days and an approximate ten percent decrease in cooling degree days compared to the same period in 2008, which decreased the gross margin by approximately $1.7 million; and

•	lower off-system sales of approximately $1.0 million primarily due to decreased sales in the energy imbalance service market.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $278.2 million during the six months ended June 30, 2009 as compared to approximately $436.2 million during the same period in 2008, a decrease of approximately $158.0 million, or 36.2 percent, primarily due to lower natural gas prices. Purchased power costs were approximately $80.1 million during the six months ended June 30, 2009 as compared to approximately $116.6 million during the same period in 2008, a decrease of approximately $36.5 million, or 31.3 percent, primarily due to the termination of the purchase power agreement with the Redbud Facility following OG&E’s purchase of the Redbud Facility in September 2008.

Operating Expenses

Other operation and maintenance expenses were approximately $163.2 million during the six months ended June 30, 2009 as compared to approximately $180.1 million during the same period in 2008, a decrease of approximately $16.9 million, or 9.4 percent. The decrease in other operation and maintenance expenses was primarily due to:

•

a decrease of approximately $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years in March 2008, as discussed in Note 12 of Notes to Condensed Consolidated Financial Statements;

•

a decrease of approximately $4.8 million in contract technical and construction services and materials and supplies expense attributable to decreased spending on overhauls at some of OG&E’s power plants during the first six months of 2009 as compared to the same period in 2008;

•	an increase in capitalized labor in the first six months of 2009 as compared to the same period in 2008, which decreased other operation and maintenance expenses by approximately $3.7 million;
•

a decrease of approximately $3.2 million due to the reclassification of 2006 and 2007 pension settlement costs to a regulatory asset due to the Arkansas rate case settlement, as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements;

•	a decrease of approximately $1.8 million in fleet transportation expense primarily due to lower fuel costs in 2009; and
•	a decrease of approximately $1.7 million in professional services expense primarily due to lower legal expenses in the first six months of 2009 as compared to the same period in 2008.

These decreases in other operation and maintenance expenses were partially offset by:

•	an increase of approximately $4.0 million in salaries and wages expense primarily due to hiring additional employees to support OG&E’s operations as well as salary increases in 2009;
•	an increase of approximately $2.4 million due to increased bad debt expense;
•	an increase of approximately $1.7 million due to OG&E’s demand-side management initiatives, which expenses are being recovered through a rider;
•	an increase of approximately $1.3 million due to increased spending on vegetation management; and
•	an increase of approximately $1.2 million in medical and dental expenses.

Depreciation and amortization expense was approximately $91.5 million during the six months ended June 30, 2009 as compared to approximately $73.2 million during the same period in 2008, an increase of approximately $18.3 million, or 25.0 percent, primarily due to additional assets, including the Redbud Facility, being placed into service after the first six months of 2008 and amortization of the Oklahoma storm costs that are currently recorded as a regulatory asset (see Note 1 of Notes to Condensed Consolidated Financial Statements).

Taxes other than income was approximately $32.4 million during the six months ended June 30, 2009 as compared to approximately $30.5 million during the same period in 2008, an increase of approximately $1.9 million, or 6.2 percent, primarily due to higher ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction. AEFUDC was approximately $5.2 million during the six months ended June 30, 2009. There was no AEFUDC during the same period in 2008. The increase in AEFUDC was primarily due to construction costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by OG&E.

Other Income. Other income was approximately $8.8 million during the six months ended June 30, 2009 as compared to approximately $1.8 million during the same period in 2008, an increase of approximately $7.0 million. Approximately $3.7 million of the increase in other income was due to more customers participating in the guaranteed flat bill program and lower than expected usage resulting from milder weather during the first six months of 2009 as compared to the same period in 2008, and approximately $3.3 million of the increase in other income related to the benefit associated with the tax gross-up of AEFUDC.

Other Expense. Other expense was approximately $1.2 million during the six months ended June 30, 2009 as compared to approximately $10.9 million during the same period of 2008, a decrease of approximately $9.7 million, or 89.0 percent, primarily due to 2008 write-downs of approximately $7.7 million for deferred costs associated with the cancelled Red Rock power plant and approximately $1.5 million associated with the 2007 and 2006 storm costs.

Interest Expense. Interest expense was approximately $47.5 million during the six months ended June 30, 2009 as compared to approximately $36.5 million during the same period in 2008, an increase of approximately $11.0 million, or 30.1 percent. The increase in interest expense was primarily due to an increase of approximately $18.4 million in interest expense related to the issuances of long-term debt during the third and fourth quarters of 2008. This increase in interest expense was partially offset by:

•

a decrease of approximately $3.2 million related to interest on short-term debt primarily due to lower short-term borrowings in 2009 due to the issuance of long-term debt by OG&E during the third and fourth quarters of 2008;

•	a decrease of approximately $2.4 million due to the settlement of treasury lock agreements OG&E entered into related to the issuance of long-term debt by OG&E in January 2008; and
•	a decrease of approximately $1.4 million due to a higher allowance for borrowed funds used during construction.

Income Tax Expense. Income tax expense was approximately $23.7 million during the six months ended June 30, 2009 as compared to approximately $5.8 million during the same period in 2008, an increase of approximately $17.9 million, primarily due to higher pre-tax income in the first six months of 2009 as compared to the same period in 2008 partially offset by an increase in Federal renewable energy credits and Oklahoma investment tax credits in the first six months of 2009 as compared to the same period in 2008.

Enogex (Natural Gas Transportation and Storage and Natural Gas Gathering and Processing)

Three Months Ended	Transportation	Gathering and
June 30, 2009	and Storage	Processing	Eliminations		Total
(In millions)

Operating revenues	$101.0	$142.3		$(52.4)	$190.9
Cost of goods sold	60.7	98.7		(52.4)	107.0
Gross margin on revenues	40.3	43.6		---	83.9
Other operation and maintenance	9.7	19.9		---	29.6
Depreciation and amortization	5.3	10.6		---	15.9
Impairment of assets	0.8	0.3		---	1.1
Taxes other than income	3.2	1.5		---	4.7
Operating income	$21.3	$11.3	$	---	$32.6

Three Months Ended	Transportation	Gathering and
June 30, 2008	and Storage	Processing	Eliminations		Total
(In millions)

Operating revenues	$186.3	$320.9		$(183.3)	$323.9
Cost of goods sold	151.7	243.8		(183.3)	212.2
Gross margin on revenues	34.6	77.1		---	111.7
Other operation and maintenance	12.8	21.5		---	34.3
Depreciation and amortization	4.3	9.3		---	13.6
Taxes other than income	3.1	1.1		---	4.2
Operating income	$14.4	$45.2	$	---	$59.6

Six Months Ended	Transportation	Gathering and
June 30, 2009	and Storage	Processing	Eliminations		Total
(In millions)

Operating revenues	$209.3	$280.8		$(109.1)	$381.0
Cost of goods sold	126.9	194.8		(109.1)	212.6
Gross margin on revenues	82.4	86.0		---	168.4
Other operation and maintenance	19.6	43.0		---	62.6
Depreciation and amortization	10.0	20.7		---	30.7
Impairment of assets	0.8	0.3		---	1.1
Taxes other than income	6.8	2.8		---	9.6
Operating income	$45.2	$19.2	$	---	$64.4

Six Months Ended	Transportation	Gathering and
June 30, 2008	and Storage	Processing	Eliminations		Total
(In millions)

Operating revenues	$343.2	$577.7		$(330.3)	$590.6
Cost of goods sold	274.4	439.4		(330.3)	383.5
Gross margin on revenues	68.8	138.3		---	207.1
Other operation and maintenance	24.7	42.4		---	67.1
Depreciation and amortization	8.4	17.6		---	26.0
Taxes other than income	6.6	2.2		---	8.8
Operating income	$29.1	$76.1	$	---	$105.2

   Operating Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
New well connects (includes wells behind central receipt points) (A)	36	103	113	188
New well connects (excludes wells behind central receipt points)	25	57	65	96
Gathered volumes – TBtu/d (B)	1.25	1.12	1.25	1.09
Incremental transportation volumes – TBtu/d	0.57	0.41	0.49	0.41
Total throughput volumes – TBtu/d	1.82	1.53	1.74	1.50
Natural gas processed – TBtu/d	0.70	0.65	0.67	0.64
Natural gas liquids sold (keep-whole) – million gallons	26	52	48	105
Natural gas liquids sold (purchased for resale) – million gallons	85	48	154	89
Natural gas liquids sold (percent-of-liquids) – million gallons	9	6	17	10
Total natural gas liquids sold – million gallons	120	106	219	204
Average sales price per gallon	$ 0.657	$ 1.551	$ 0.643	$ 1.456
Estimated realized keep-whole spreads (C)	$ 3.50	$ 7.18	$ 3.20	$ 7.11

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

  (C) The estimated realized keep-whole spread is an approximation of the spread between the weighted-average sales price of the retained NGLs commodities and the purchase price of the replacement natural gas shrink. The spread is based on the market commodity spread less any gains or losses realized from keep-whole hedging transactions. The market commodity spread is estimated using the average of the Oil Price Information Service daily average posting at the Conway, Kansas market for the NGLs and the Inside FERC monthly index posting for Panhandle Eastern Pipe Line Co., Texas, Oklahoma, for the forward month contract for natural gas prices.

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Operating Income

Enogex’s operating income decreased approximately $27.0 million during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a lower gross margin in the gathering and processing business partially offset by a higher gross margin in the transportation and storage business. Also contributing to the decrease in operating income was higher depreciation and amortization expense and an impairment of assets partially offset by lower operation and maintenance expense.

Gross Margin

Enogex’s consolidated gross margin decreased approximately $27.8 million during the three months ended June 30, 2009 as compared to the same period in 2008. The decrease resulted from a $33.5 million lower gross margin in the gathering and processing business partially offset by a $5.7 million higher gross margin in the transportation and storage business.

The transportation and storage business contributed approximately $40.3 million of Enogex’s consolidated gross margin during the three months ended June 30, 2009 as compared to approximately $34.6 million during the same period in

2008, an increase of approximately $5.7 million, or 16.5 percent. The transportation operations contributed approximately $34.2 million of Enogex’s consolidated gross margin during the three months ended June 30, 2009 as compared to approximately $27.7 million during the same period in 2008. The storage operations contributed approximately $6.1 million of Enogex’s consolidated gross margin during the three months ended June 30, 2009 as compared to approximately $6.9 million during the same period in 2008. The transportation and storage gross margin increased during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to:

•

increased crosshaul revenues due to moving excess natural gas to the eastern U.S. markets as well as increased rates as a result of shippers bidding up rates to move natural gas on Enogex’s pipeline system during the three months ended June 30, 2009, which increased the gross margin by approximately $2.7 million;

•

a decrease in Enogex’s over-recovered position under its FERC-approved fuel tracker in the East Zone during the three months ended June 30, 2009 while during the same period in 2008 the East Zone moved from an under-recovered position to an over-recovered position, which increased the gross margin by approximately $1.9 million;

•	an increase in demand fees partially due to new FERC Section 311 service which was implemented during the second quarter of 2009, which increased the gross margin by approximately $1.5 million;
•

higher gross margins on commodity and interruptible fees during the three months ended June 30, 2009 as compared to the same period in 2008 resulting from increased activity from several customers and the implementation of new FERC Section 311 service during the second quarter of 2009, which increased the gross margin by approximately $0.9 million; and

•

increased low and high pressure revenues as a result of an approximate 19.4 percent volume increase primarily due to several new projects which began production in 2008 and 2009, which increased the gross margin by approximately $0.8 million.

These increases in the transportation and storage gross margin were partially offset by:

•

higher losses on realized operational storage hedges during the three months ended June 30, 2009 as compared to the same period in 2008, which decreased the gross margin by approximately $2.1 million; and

•

an increased imbalance liability, net of fuel recoveries and natural gas length positions, associated with the transportation operations during the three months ended June 30, 2009, which decreased the gross margin by approximately $1.0 million.

The gathering and processing business (which for financial reporting purposes includes all of the Atoka Midstream, LLC  joint venture (“Atoka”) even though Enogex only owns a 50 percent interest in Atoka), contributed approximately $43.6 million of Enogex’s consolidated gross margin during the three months ended June 30, 2009 as compared to approximately $77.1 million during the same period in 2008, a decrease of approximately $33.5 million, or 43.5 percent. The gathering operations contributed approximately $27.2 million of Enogex’s consolidated gross margin during both three months periods ended June 30, 2009 and 2008. The processing operations contributed approximately $16.4 million of Enogex’s consolidated gross margin during the three months ended June 30, 2009 as compared to approximately $49.9 million during the same period in 2008. The gathering and processing gross margin decreased during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to:

•

a decrease in keep-whole margins associated with the processing operations primarily due to an approximate 54.2 percent decrease in keep-whole volumes from a shift to percent-of-liquids processing contracts and lower commodity spreads during the three months ended June 30, 2009, which decreased the gross margin by approximately $26.6 million;

•

a decrease in the percent-of-liquids margins associated with the processing operations, including Atoka, due to an approximate 65.3 percent decrease in NGLs pricing during the three months ended June 30, 2009 partially offset by an approximate 56.8 percent increase in volumes retained by Enogex due to a shift away from keep-whole processing contracts to percent-of-liquids processing contracts, which decreased the gross margin by approximately $5.1 million;

•	an increased imbalance liability, net of fuel recoveries and natural gas length positions, during the three months ended June 30, 2009, which decreased the gross margin by approximately $4.3 million;
•

a decrease in the condensate margin associated with the processing operations due to a 50.8 percent decrease in crude oil prices partially offset by an approximate 9.5 percent increase in volumes due to several new projects that began production during 2008 and 2009, which decreased the gross margin by approximately $4.2 million; and

•

decreased sales of residue gas and condensate associated with the processing operations of the Atoka joint venture as the result of a decline in NGLs prices and an increase in the costs associated with the third-party processing fees due to an increase in volumes being processed, which decreased the gross margin by approximately $2.2 million.

These decreases in the gathering and processing gross margin were partially offset by:

•	higher compression and dehydration fees associated with the gathering operations resulting from several projects, including Atoka, which increased the gross margin by approximately $2.1 million;
•	increased low pressure gathering fees associated with several projects, including Atoka, which increased the gross margin by approximately $0.9 million; and
•

increased fixed fee margins associated with the processing operations primarily due to several new contracts and contract renewals with more favorable terms, which increased the gross margin by approximately $0.8 million.

Operating Expenses

The aggregate of other operation and maintenance expenses, depreciation and amortization expense, impairment of assets and taxes other than income was approximately $0.8 million lower during the three months ended June 30, 2009 as compared to the same period in 2008. Depreciation and amortization expense increased approximately $2.3 million due to increased levels of depreciable plant in service. Impairment of assets increased approximately $1.1 million. Other operation and maintenance expenses decreased approximately $4.7 million primarily due to lower expenses for non-capitalized projects as a result of efforts to reduce operation and maintenance expenses and an increase in capitalized labor during 2009.

Specifically, by segment, other operation and maintenance expenses for the transportation and storage business were approximately $3.1 million, or 24.2 percent, lower during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower contract professional, technical services and materials and supplies expense of approximately $2.4 million due to lower expenses for non-capitalized projects during the three months ended June 30, 2009.

Other operation and maintenance expenses for the gathering and processing business were approximately $1.6 million, or 7.4 percent, lower during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower expenses on non-capitalized projects during the three months ended June 30, 2009.

Enogex Consolidated Information

Interest Expense. Enogex’s consolidated interest expense was approximately $6.4 million during the three months ended June 30, 2009 as compared to approximately $8.5 million during the same period in 2008, a decrease of approximately $2.1 million, or 24.7 percent, primarily due to an increase in the amount of construction expenditures eligible for interest capitalization during the three months ended June 30, 2009.

Noncontrolling Interest. Enogex’s net income attributable to noncontrolling interest was approximately $0.4 million during the three months ended June 30, 2009 as compared to approximately $1.7 million during the same period in 2008, a decrease of approximately $1.3 million, or 76.5 percent, due to lower earnings related to Atoka.

Income Tax Expense. Enogex’s consolidated income tax expense was approximately $9.8 million during the three months ended June 30, 2009 as compared to approximately $19.2 million during the same period in 2008, a decrease of approximately $9.4 million, or 49.0 percent, primarily due to lower pre-tax income in the second quarter of 2009 as compared to the same period in 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Operating Income

Enogex’s operating income decreased approximately $40.8 million during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a lower gross margin in the gathering and processing business partially offset by a higher gross margin in the transportation and storage business Also contributing to the decrease in operating income was higher depreciation and amortization expense and an impairment of assets partially offset by lower operation and maintenance expense.

Gross Margin

Enogex’s consolidated gross margin decreased approximately $38.7 million during the six months ended June 30, 2009 as compared to the same period in 2008. The decrease resulted from a $52.3 million lower gross margin in the gathering and processing business partially offset by a $13.6 million higher gross margin in the transportation and storage business.

The transportation and storage business contributed approximately $82.4 million of Enogex’s consolidated gross margin during the six months ended June 30, 2009 as compared to approximately $68.8 million during the same period in 2008, an increase of approximately $13.6 million, or 19.8 percent. The transportation operations contributed approximately $68.4 million of Enogex’s consolidated gross margin during the six months ended June 30, 2009 as compared to approximately $53.4 million during the same period in 2008. The storage operations contributed approximately $14.0 million of Enogex’s consolidated gross margin during the six months ended June 30, 2009 as compared to approximately $15.4 million during the same period in 2008. The transportation and storage gross margin increased during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to:

•

increased crosshaul revenues due to moving excess natural gas to the eastern U.S. markets as well as increased rates as a result of shippers bidding up rates to move natural gas on Enogex’s pipeline system during the six months ended June 30, 2009, which increased the gross margin by approximately $5.7 million;

•

a decrease in Enogex’s over-recovered position under its FERC-approved fuel tracker in the East Zone during the six months ended June 30, 2009 while during the same period in 2008 the East Zone moved from an under-recovered position to an over-recovered position, which increased the gross margin by approximately $3.3 million;

•

higher gross margins on realized operational storage hedges during the six months ended June 30, 2009 as compared to the same period in 2008, which increased the gross margin by approximately $2.6 million;

•

a decreased imbalance liability, net of fuel recoveries and natural gas length positions, associated with the transportation operations during the six months ended June 30, 2009, which increased the gross margin by approximately $2.4 million;

•

higher gross margins on commodity and interruptible fees during the six months ended June 30, 2009 as compared to the same period in 2008 resulting from increased activity from several customers and the implementation of new FERC Section 311 service during the second quarter of 2009, which increased the gross margin by approximately $2.3 million; and

•

increased low and high pressure revenues as a result of an approximate 23.9 percent volume increase primarily due to several new projects which began production in 2008, which increased the gross margin by approximately $1.9 million.

These increases in the transportation and storage gross margin were partially offset by a lower of cost or market adjustment related to natural gas inventories during the six months ended June 30, 2009 with no corresponding adjustment during the same period in 2008, which decreased the gross margin by approximately $5.8 million.

The gathering and processing business (which for financial reporting purposes includes all of the Atoka joint venture even though Enogex only owns a 50 percent interest in Atoka), contributed approximately $86.0 million of Enogex’s consolidated gross margin during the six months ended June 30, 2009 as compared to approximately $138.3 million during the same period in 2008, a decrease of approximately $52.3 million, or 37.8 percent. The gathering operations contributed approximately $51.4 million of Enogex’s consolidated gross margin during the six months ended June 30, 2009 as compared to approximately $46.2 million during the same period in 2008. The processing operations contributed approximately $34.6 million of Enogex’s consolidated gross margin during the six months ended June 30, 2009 as compared to approximately $92.1 million during the same period in 2008. The gathering and processing gross margin decreased during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to:

•

a decrease in keep-whole margins associated with the processing operations primarily due to an approximate 57.2 percent decrease in keep-whole volumes from a shift to percent-of-liquids processing contracts and lower commodity spreads during the six months ended June 30, 2009, which decreased the gross margin by approximately $47.7 million;

•

a decrease in the condensate margin associated with the processing operations due to an approximate 57.8 percent decrease in crude oil prices partially offset by an approximate 12.1 percent increase in volumes due to several new projects that began production during 2008 and 2009, which decreased the gross margin by approximately $8.9 million;

•

a decrease in the percent-of-liquids margins associated with the processing operations , including Atoka, due to an approximate 62.8 percent decrease in NGLs pricing during the six months ended June 30, 2009 partially offset by an approximate 67.6 percent increase in volumes retained by Enogex, which decreased the gross margin by approximately $7.1 million;

•

decreased sales of residue gas and condensate associated with the processing operations of the Atoka joint venture as the result of a decline in NGLs prices and an increase in the costs associated with the third-party processing fees due to an increase in volumes being processed, which decreased the gross margin by approximately $4.0 million; and

•	an increased imbalance liability, net of fuel recoveries and natural gas length positions, during the six months ended June 30, 2009, which decreased the gross margin by approximately $3.8 million.

These decreases in the gathering and processing gross margin were partially offset by:

•	higher compression and dehydration fees associated with the gathering operations resulting from several projects, including Atoka, which increased the gross margin by approximately $4.6 million;
•	increased low pressure gathering fees associated with several projects, including Atoka, which increased the gross margin by approximately $2.0 million;
•

increased fixed fee margins associated with the processing operations primarily due to several new contracts and renewals with more favorable terms, which increased the gross margin by approximately $1.3 million;

•

an increase in natural gas purchased for resale associated with the processing operations due to an approximate 70.4 percent increase in volumes due to several customers moving to percent-of-liquids processing contacts during the six months ended June 30, 2009, which increased the gross margin by approximately $1.1 million; and

•	increased high pressure gathering fees associated with several projects, which increased the gross margin by approximately $1.0 million.

Operating Expenses

The aggregate of other operation and maintenance expenses, depreciation and amortization expense, impairment of assets and taxes other than income was approximately $2.1 million higher during the six months ended June 30, 2009 as compared to the same period in 2008. Depreciation and amortization expense increased approximately $4.7 million due to increased levels of depreciable plant in service. Impairment of assets increased approximately $1.1 million. Other operation and maintenance expenses decreased approximately $4.5 million primarily due to overall lower expenses for non-capitalized projects as a result of efforts to reduce operation and maintenance expenses and an increase in capitalized labor partially offset by higher equipment and compressor rental expense in 2009.

Specifically, by segment, other operation and maintenance expenses for the transportation and storage business were approximately $5.1 million, or 20.6 percent, lower during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower contract professional, technical services and materials and supplies expense of approximately $5.3 million due to lower expenses for non-capitalized projects during the six months ended June 30, 2009.

Other operation and maintenance expenses for the gathering and processing business were approximately $0.6 million, or 1.4 percent, higher during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to higher contract professional, technical services and materials and supplies expense of approximately $2.4 million due to higher expenses on non-capitalized pipeline and integrity projects during the six months ended June 30, 2009 in addition to higher equipment and compressor rental expense of approximately $1.1 million.

Enogex Consolidated Information

Interest Income. Enogex’s consolidated interest income was approximately $0.1 million during the six months ended June 30, 2009 as compared to approximately $1.8 million during the same period in 2008, a decrease of approximately $1.7 million, or 94.4 percent, primarily due to a decrease in interest earned as the balance of advances to OGE Energy and OERI decreased due to dividends, capital expenditures and repayment of the advances.

Interest Expense. Enogex’s consolidated interest expense was approximately $12.3 million during the six months ended June 30, 2009 as compared to approximately $16.6 million during the same period in 2008, a decrease of approximately $4.3 million, or 25.9 percent, primarily due to an increase in the amount of construction expenditures eligible for interest capitalization during the six months ended June 30, 2009.

Noncontrolling Interest. Enogex’s net income attributable to noncontrolling interest was approximately $1.2 million during the six months ended June 30, 2009 as compared to approximately $3.3 million during the same period in 2008, a decrease of approximately $2.1 million, or 63.4 percent, due to lower earnings related to Atoka.

Income Tax Expense. Enogex’s consolidated income tax expense was approximately $19.5 million during the six months ended June 30, 2009 as compared to approximately $33.9 million during the same period in 2008, a decrease of approximately $14.4 million, or 42.5 percent, primarily due to lower pre-tax income in the first six months of 2009 as compared to the same period in 2008.

OERI (Natural Gas Marketing)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In millions)

Operating revenues	$117.2	$446.0	$309.5	$922.9
Cost of goods sold	116.6	450.3	304.4	921.7
Gross margin on revenues	0.6	(4.3)	5.1	1.2
Other operation and maintenance	2.7	2.9	5.3	5.7
Depreciation and amortization	---	0.1	---	0.1
Taxes other than income	0.1	0.1	0.3	0.3
Operating loss	$(2.2)	$(7.4)	$(0.5)	$(4.9)

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Operating Income

OERI’s operating loss decreased approximately $5.2 million during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin.

Gross Margin

Gross margin was a gain of approximately $0.6 million during the three months ended June 30, 2009 as compared to a loss of approximately $4.3 million during the same period in 2008, an increase in the gross margin of approximately $4.9 million. The gross margin increased primarily due to:

•

gains on economic hedges associated with various transportation contracts from recording these hedges at market value on June 30, 2009 as compared to losses from recording these hedges at market value on June 30, 2008, which increased the gross margin by approximately $7.7 million; and

•

gains on economic hedges associated with storage contracts from recording these hedges at market value on June 30, 2009 as compared to losses from recording these hedges at market value on June 30, 2008, which increased the gross margin by approximately $3.3 million.

These increases in gross margin were partially offset by:

•

realized losses associated with various transportation contracts during the three months ended June 30, 2009 as compared to realized gains during the same period in 2008, which decreased the gross margin by approximately $5.0 million; and

•	a decrease in gains on physical trading during the three months ended June 30, 2009 as compared to the same period in 2008, which decreased the gross margin by approximately $1.5 million.

Additional Information

Income Tax Benefit. Income tax benefit was approximately $0.9 million during the three months ended June 30, 2009 as compared to approximately $2.7 million during the same period in 2008, a decrease of approximately $1.8 million, primarily due to a lower pre-tax loss in the second quarter of 2009 as compared to the same period in 2008.

Timing Items. OERI’s net loss for the three months ended June 30, 2008 was approximately $4.4 million, which included a net loss of approximately $3.0 million resulting from recording economic hedges associated with various transportation contracts at market value on June 30, 2008 and a net loss of approximately $2.1 million resulting from recording hedges of natural gas inventory held in storage at market value on June 30, 2008. The offsetting gains from physical utilization of the transportation capacity and from the sale of storage inventory were realized during the remainder of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating Income

OERI’s operating loss decreased approximately $4.4 million during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin.

Gross Margin

Gross margin was approximately $5.1 million during the six months ended June 30, 2009 as compared to approximately $1.2 million during the same period in 2008, an increase of approximately $3.9 million. The gross margin increased primarily due to:

•

gains on economic hedges associated with various transportation contracts from recording these hedges at market value on June 30, 2009 as compared to losses from recording these hedges at market value on June 30, 2008, which increased the gross margin by approximately $9.7 million; and

•

an increase in gains on economic hedges associated with storage contracts from recording these hedges at market value on June 30, 2009 as compared to recording these hedges at market value on June 30, 2008, which increased the gross margin by approximately $3.3 million.

These increases in gross margin were partially offset by:

•	lower sales on withdrawals of natural gas from storage due to reduced capacity and lower prices, which decreased the gross margin by approximately $4.2 million; and
•

a decrease in realized gains associated with various transportation contracts during the three months ended June 30, 2009 as compared to the same period in 2008, which decreased the gross margin by approximately $4.0 million.

Additional Information

Income Tax Benefit. Income tax benefit was approximately $0.3 million during the six months ended June 30, 2009 as compared to approximately $1.7 million during the same period in 2008, a decrease of approximately $1.4 million, primarily due to a lower pre-tax loss in the first six months of 2009 as compared to the same period in 2008.

Timing Items. OERI’s net loss for the six months ended June 30, 2008 was approximately $2.7 million, which included a net loss of approximately $3.6 million resulting from recording hedges associated with various transportation contracts at market value on June 30, 2008 and a net loss of approximately $2.2 million resulting from recording hedges of natural gas inventory held in storage at market value on June 30, 2008. The offsetting gains from physical utilization of the transportation capacity and from the sale of the storage inventory were realized during the remainder of 2008.

Enogex’s Non-GAAP Financial Measure

Enogex has included in this Form 10-Q the non-GAAP financial measure EBITDA. Enogex defines EBITDA as net income (excluding the Atoka noncontrolling interest) before interest, income taxes and depreciation and amortization. EBITDA is used as a supplemental financial measure by external users of the Company’s financial statements such as investors, commercial banks and others, to assess:

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

Enogex provides a reconciliation of EBITDA to its most directly comparable financial measure as calculated and presented in accordance with generally accepted accounting principles (“GAAP”). The GAAP measure most directly comparable to EBITDA is net income (excluding the Atoka noncontrolling interest). The non-GAAP financial measure of EBITDA should not be considered as an alternative to GAAP net income (excluding the Atoka noncontrolling interest). EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of Enogex’s results as reported under GAAP. Because EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in Enogex’s industry, Enogex’s definition of EBITDA may not be comparable to a similarly titled measure of other companies.

To compensate for the limitations of EBITDA as an analytical tool, Enogex believes it is important to review the comparable GAAP measure and understand the differences between the measure.

Reconciliation of EBITDA to net income attributable to Enogex LLC

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Net income attributable to Enogex LLC	$16.0	$30.9	$31.4	$53.4
Add:
Interest expense, net	6.4	8.0	12.2	14.8
Income tax expense	9.8	19.2	19.5	33.9
Depreciation and amortization	15.9	13.6	30.7	26.0
EBITDA	$48.1	$71.7	$93.8	$128.1

Financial Condition

The balance of Cash and Cash Equivalents was approximately $212.2 million and $174.4 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $37.8 million, or 21.7 percent. See “Cash Flows” for a discussion of the changes in Cash and Cash Equivalents.

The balance of Accounts Receivable was approximately $255.0 million and $288.1 million at June 30, 2009 and December 31, 2008, respectively, a decrease of approximately $33.1 million, or 11.5 percent, primarily due to a decrease in natural gas prices and volumes at OERI.

The balance of Accrued Unbilled Revenues was approximately $73.6 million and $47.0 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $26.6 million, or 56.6 percent, primarily due to higher usage by OG&E’s customers and higher seasonal electric rates.

The balance of Income Taxes Receivable was approximately $27.3 million at June 30, 2009 with no balance at December 31, 2008, primarily due to an accrual of a tax benefit based on the Company’s current estimates of a 2009 Federal tax net operating loss and a reclassification of the Federal tax benefit related to the estimated 2008 tax net operating loss from Accrued Taxes.

The balance of Fuel Inventories was approximately $112.6 million and $88.7 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $23.9 million, or 26.9 percent, primarily due to a higher coal inventory balance due to higher average prices and planned outages at one of OG&E’s coal-fired power plants.

The balance of Fuel Clause Under Recoveries was approximately $0.1 million and $24.0 million at June 30, 2009 and December 31, 2008, respectively, a decrease of approximately $23.9 million, or 99.6 percent, primarily due to the fact that the amount billed to retail customers at June 30, 2009 was higher than OG&E’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, OG&E under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances.

The balance of Construction Work in Progress was approximately $572.2 million and $399.0 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $173.2 million, or 43.4 percent, primarily due to costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by OG&E.

The balance of Short-Term Debt was approximately $382.2 million and $298.0 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $84.2 million, or 28.3 percent, primarily due to increased borrowings under OG&E’s revolving credit agreement to fund new construction projects associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by OG&E.

The balance of Accounts Payable was approximately $237.4 million and $279.7 million at June 30, 2009 and December 31, 2008, respectively, a decrease of approximately $42.3 million, or 15.1 percent, primarily due to payments made during the first six months of 2009 for Enogex project costs incurred at December 31, 2008 and a decrease in natural gas volumes and prices at Enogex and OERI partially offset by accrued expenses related to OU Spirit.

The balance of Accrued Taxes was approximately $43.2 million and $26.8 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $16.4 million, or 61.2 percent, primarily due to ad valorem tax payments in the first six months of 2009 and a reclassification of the Federal tax benefit related to the estimated 2008 tax net operating loss to Income Taxes Receivable.

          The balance of Long-Term Debt Due Within One Year was approximately $400.5 million at June 30, 2009 with no balance at December 31, 2008, primarily due to the classification of Enogex’s $400.0 million medium-term senior notes as a current liability as they mature in January 2010. On July 23, 2009, Enogex purchased approximately $110.8 million principal amount of the $400.0 million medium-term senior notes due January 2010 and those repurchased notes were retired and cancelled (see Note 9 for a further discussion).

The balance of Current Price Risk Management Liabilities was approximately $17.8 million and $2.3 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $15.5 million, primarily due to the NGLs keep-whole processing spread hedge position comprised of NGLs swaps and options and corresponding natural gas swaps.

The balance of Fuel Clause Over Recoveries was approximately $127.4 million and $8.6 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $118.8 million, primarily due to the fact that the amount billed to retail customers at June 30, 2009 was higher than OG&E’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, OG&E under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances. As part of the OCC order in OG&E’s Oklahoma rate case, OG&E will refund approximately $137.9 million in fuel clause over recoveries to its Oklahoma customers over the next 12 months.

The balance of Other Current Liabilities was approximately $44.6 million and $62.2 million at June 30, 2009 and December 31, 2008, respectively, a decrease of approximately $17.6 million, or 28.3 percent, primarily due to a reduction in the liability for a certain storage agreement at OERI resulting from a withdrawal of natural gas from storage at the end of the contract term and a margin call payment to an OERI counterparty that was accrued at December 31, 2008.

The balance of Other Deferred Credits and Other Liabilities was approximately $54.1 million and $34.9 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $19.2 million, or 55.0 percent, primarily due to payments Enogex received from a third party which will be used by Enogex for the construction of a pipeline.

The balance of Accumulated Other Comprehensive Loss was approximately $59.8 million and $13.7 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $46.1 million, primarily due to hedging losses at Enogex.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008(“2008 Form 10-K”).

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

At June 30, 2009, the Company had approximately $212.2 million of cash and cash equivalents. At June 30, 2009, the Company had approximately $681.7 million of net available liquidity under its revolving credit agreements.

Derivative instruments are utilized in managing the Company’s commodity price exposures and in OERI’s asset management, marketing and trading activities and hedging activities executed on behalf of Enogex. Agreements governing the derivative instruments may require the Company to provide collateral in the form of cash or a letter of credit in the event mark-to-market exposures exceed contractual thresholds. Future collateral requirements are uncertain, and are subject to terms of the specific agreements and to fluctuations in natural gas and NGLs market prices.

Cash Flows

Six Months Ended June 30(In millions)	2009	2008
Net cash provided from (used in) operating activities	$ 204.6	$ (34.3)
Net cash used in investing activities	(490.6)	(279.2)
Net cash provided from financing activities	323.8	308.3

The increase of approximately $238.9 million in net cash provided from operating activities during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to:

•	higher fuel recoveries at OG&E during the six months ended June 30, 2009 as compared to the same period in 2008;
•	cash received during the six months ended June 30, 2009 from the implementation of the Redbud Facility rider in the third quarter of 2008; and
•	payments made by OG&E in the first quarter of 2008 related to the December 2007 ice storm.

These increases in net cash provided from operating activities were partially offset by:

•	a decrease in sales and purchases at Enogex and OERI due to a decrease in natural gas prices and volumes in the first six months of 2009 as compared to the same period in 2008; and
•	a decrease in cash collateral posted by counterparties and held by OERI related to OERI’s existing NGL hedge positions.

The increase of approximately $211.4 million in net cash used in investing activities during the six months ended June 30, 2009 as compared to the same period in 2008 primarily related to higher levels of capital expenditures primarily related to OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by OG&E.

The increase of approximately $15.5 million in net cash provided from financing activities during the six months ended June 30, 2009 as compared to the same period in 2008 primarily related to:

•	proceeds received from the issuance of $200 million in long-term debt by Enogex in June 2009;
•	proceeds received from borrowings under Enogex’s revolving credit agreement during the six months ended June 30, 2009; and
•	an increase in the issuance of common stock during the six months ended June 30, 2009.

These increases in net cash provided from financing activities were partially offset by :

•	proceeds received from the issuance of $200 million in long-term debt by OG&E in January 2008;
•	lower levels of short-term debt in the first six months of 2009; and
•	repayments of Enogex’s borrowings under its revolving credit agreement.

Future Capital Requirements

Capital Expenditures

The Company’s consolidated estimates of capital expenditures are approximately: 2009 - $878.3 million, 2010 - $590.1 million, 2011 - $540.6 million, 2012 - $466.0 million, 2013 - $432.3 million and 2014 - $404.6 million. These capital expenditures represent the base maintenance capital expenditures (i.e. capital expenditures to maintain and operate the Company’s businesses) plus capital expenditures for known and committed projects (collectively referred to as the “Base Capital Expenditure Plan”). The table below summarizes the capital expenditures by category:

(In millions)	Total	2009	2010-2011	2012-2013	2014
OG&E Base Transmission and Distribution	$ 1,298.2	$ 190.8	$ 469.6	$ 425.3	$ 212.5
OG&E Base Generation	289.9	38.1	88.6	106.9	56.3
OG&E Other	129.8	12.2	44.6	47.8	25.2
Total OG&E Base Transmission, Distribution, Generation and Other	1,717.9	241.1	602.8	580.0	294.0
OG&E Known and Committed Projects:
SmartPower Program	17.9	5.7	12.2	---	---
Sunnyside-Hugo (345 kV)	120.0	0.8	83.4	35.8	---
Sooner-Rose Hill (345 kV)	68.0	1.0	67.0	---	---
Oklahoma City, OK to Woodward, OK (345 kV)	183.5	161.5	22.0	---	---
OG&E System Hardening	35.3	3.8	31.5	---	---
OG&E OU Spirit	226.8	206.3	20.5	---	---
OG&E Balanced Portfolio 3E Projects	303.0	---	100.5	152.5	50.0
OG&E Other	51.0	---	39.6	11.4	---
Total OG&E Known and Committed Projects	1,005.5	379.1	376.7	199.7	50.0
Total OG&E (A)	2,723.4	620.2	979.5	779.7	344.0
OGE Energy and OERI	81.7	11.8	25.7	28.6	15.6
Enogex (Base Maintenance and Known and Committed Projects) (B)	506.8	246.3	125.5	90.0	45.0
Total Consolidated	$ 3,311.9	$ 878.3	$ 1,130.7	$ 898.3	$ 404.6

(A)  The Base Capital Expenditure Plan above excludes any environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements due to the uncertainty regarding BART costs (see Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion).

(B)  Enogex’s capital expenditures for 2009 and 2010 include approximately $59.6 million related to construction of a pipeline that Enogex is completing on behalf of a third party in which Enogex will be reimbursed for the capital expenditures.

The table below summarizes the capital expenditures for the Company’s growth opportunities related to the Tallgrass joint venture (see Note 14 of Notes to Condensed Consolidated Financial Statements for a further discussion). These capital expenditures are not currently included in the Company’s Base Capital Expenditure Plan in the table above.

(In millions)	Total	2009	2010-2011	2012-2013
Tallgrass joint venture (345 kV)	$ 250.0	$ 0.2	$ 57.5	$ 192.3
Total	$ 250.0	$ 0.2	$ 57.5	$ 192.3

Additional capital expenditures beyond those identified in the charts above, including additional incremental growth opportunities in transmission assets, wind generation assets and at Enogex will be evaluated based upon the financial viability of the projects assuming they are financed via the conservative capital structure. The capital expenditure projections related to Enogex in the chart on the previous page reflect base market conditions at July 31, 2009 and do not reflect the potential opportunity for a set of growth projects that could materialize if natural gas prices rise in the future.

Pension Plan Funding

The Company previously disclosed in its 2008 Form 10-K that it may contribute up to $50 million to its pension plan during 2009. In the second quarter of 2009, the Company contributed approximately $40 million to its pension plan and currently expects to contribute an additional $10 million to its pension plan during the remainder of 2009. Any remaining contributions to the pension plan during 2009 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

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

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. At both June 30, 2009 and December 31, 2008, the Company had approximately $298.0 million in outstanding borrowings under OGE Energy’s and OG&E’s revolving credit agreements. At June 30, 2009 and December 31, 2008, respectively, Enogex had approximately $160.0 million and $120.0 million in outstanding borrowings under its revolving credit agreement. As Enogex’s borrowings are not expected to be repaid within the next 12 months, they are classified as long-term debt for financial reporting purposes. At June 30, 2009, there was approximately $84.2 million in outstanding commercial paper borrowings, with no outstanding commercial paper borrowings at December 31, 2008. The following table provides information regarding the Company’s revolving credit agreements and available cash at June 30, 2009.

Revolving Credit Agreements and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding	Interest Rate	Maturity
OGE Energy	$596.0	$298.0	0.54%	December 6, 2012
OG&E	389.0	95.3	0.50%	December 6, 2012
Enogex	250.0	160.0	0.64%	March 31, 2013
	1,235.0	553.3	0.57%
Cash (A)	212.2	N/A	N/A	N/A
Total	$1,447.2	$553.3	0.57%

(A)  The cash balance at June 30, 2009 includes proceeds from the issuance of $200 million of senior notes by Enogex in June 2009 as discussed below.

OGE Energy’s and OG&E’s ability to access the commercial paper market was adversely impacted in late 2008 and early 2009 by the market turmoil that began in September 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and OG&E utilized borrowings under their revolving credit agreements. During the second quarter of 2009, the commercial paper market became more accessible and, therefore, OGE Energy and OG&E began utilizing the commercial paper market. Also, OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2009 and ending December 31, 2010. See Note 10 of Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s short-term debt activity.

Enogex’s Refinancing of Long-Term Debt and Tender Offer

On June 24, 2009, Enogex issued $200 million of 6.875% 5-year senior notes in a transaction exempt from the registration requirements of the Securities Act of 1933. Enogex applied a portion of the net proceeds from the sale of the new notes to pay the purchase price in the tender offer discussed below for its 8.125% notes due January 2010 with the remainder of the net proceeds being used to repay a portion of Enogex’s borrowings under its revolving credit agreement and for general corporate purposes. The refinancing of the balance of Enogex’s 8.125% notes due January 2010 is expected to occur later in 2009 or early 2010. At this time, the Company cannot predict how interest rates will affect its ability to obtain financing on favorable terms.

Also on June 24, 2009, Enogex commenced a cash tender offer for up to $150 million principal amount of its 8.125% senior notes due January 2010. The tender offer for the 8.125% senior notes due January 2010 expired July 22, 2009. The total consideration per $1,000 principal amount of the 8.125% senior notes due January 2010 validly tendered and not withdrawn was $1,027.50. Pursuant to the tender offer, on July 23, 2009, Enogex purchased approximately $110.8 million principal amount of the 8.125% senior notes due January 2010 and those repurchased notes were retired and cancelled.

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk created by trading activities. The value of trading positions is a summation of the fair values calculated for each net commodity position based upon quoted market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent adverse change in quoted market prices over the next 12 months. The result of this analysis, which may differ from actual results, is as follows at June 30, 2009.

(In millions)	Trading

Commodity market risk, net	$0.3

Non-Trading Activities

The prices of natural gas, natural gas liquids (“NGL”) and NGLs processing spreads are subject to fluctuations resulting from changes in supply and demand. The changes in these prices have a direct effect on the compensation the Company receives for operating some of its assets. To partially reduce non-trading commodity price risk, the Company hedges, through the utilization of derivatives and other forward transactions, the effects these market fluctuations have on the Company’s operating income. Because the commodities covered by these hedges are substantially the same commodities that the Company buys and sells in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets are deemed necessary.

A sensitivity analysis has been prepared to estimate the Company’s exposure to the market risk of the Company’s non-trading activities. The Company’s daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries. Quoted market prices are not available for all of the Company’s non-trading positions; therefore, the value of non-trading positions is a summation of the forecasted values calculated for each commodity based upon internally generated forward price curves.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent adverse change in such prices over the next 12 months. The result of this analysis, which may differ from actual results, is as follows at June 30, 2009.

(In millions)	Non-Trading

Commodity market risk, net	$4.9

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

          2.           Franchise Fee Lawsuit. On June 19, 2006, two OG&E customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on OG&E’s electric bills.  The plaintiffs claim that OG&E improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  OG&E’s motion for summary judgment was denied by the trial judge.  OG&E filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.   In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorized OG&E to collect the challenged franchise fee charges. A procedural schedule and notice requirements for the matter were established by the OCC on December 4, 2008.   On March 10, 2009, the Oklahoma Attorney General, OG&E, OG&E Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed. A hearing on the motion to dismiss was held before the administrative law judge (“ALJ”) on March 26, 2009. On June 30, 2009, the ALJ issued a report recommending that the application be dismissed. On July 9, 2009, the applicants filed a Notice of Appeal and a hearing on this matter is scheduled for August 12, 2009. OG&E believes that this case is without merit.

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

There also is growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide.  This concern has led to increased interest in legislation and regulation at the Federal level, actions at the state level, litigation relating to greenhouse gas emissions and pressure for greenhouse gas emission reductions from investor organizations and the international community. On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) issued a proposed finding that greenhouse gases contribute to air pollution that may endanger public health or welfare.  The proposed finding identified six greenhouse gases that pose a potential threat: carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride.  The EPA is considering public comments on the proposed finding. In June 2009, the American Clean Energy and Security Act of 2009 (sometimes referred to as the Waxman-Markey global climate change bill) was passed in the U.S. House of Representatives. The bill includes many provisions that would potentially have a significant impact on the Company and its customers. The bill proposes a cap and trade regime, a renewable portfolio standard, electric efficiency standards, revised transmission policy and mandated investments in plug-in hybrid infrastructure and smart grid technology. It is uncertain at this time whether, and in what form, this legislation will be adopted by the U.S. Senate. Both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business.

On March 10, 2009, the EPA proposed the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The new reporting requirements would apply to suppliers of fossil fuel and industrial chemicals, manufacturers of motor vehicles and engines, as well as large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain OG&E and Enogex facilities. The outcome of this regulation is uncertain at this time. Compliance with the proposed greenhouse gas reporting regulation could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business. The current proposed effective date for gathering the data is January 2010 with the first mandatory reporting date as 2011.

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

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
4/1/09 – 4/30/09	121,500	$ 24.13	N/A	N/A
5/1/09 – 5/31/09	53,800	$ 26.18	N/A	N/A
6/1/09 – 6/30/09	86,800	$ 26.85	N/A	N/A

N/A – not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Shareowners was held on May 21, 2009.

(b)	Not applicable.

(c)	The matters voted upon and the results of the voting at the Annual Meeting were as follows:

(1)	The Shareowners voted to elect the Company’s nominees for election to the Board of Directors as follows:

Wayne H. Brunetti – 84,944,080 votes for election and 4,554,737 votes withheld

John D. Groendyke – 78,872,694 votes for election and 10,626,123 votes withheld

Robert Kelley – 81,273,718 votes for election and 8,225,099 votes withheld

Robert O. Lorenz – 79,925,703 votes for election and 9,573,114 withheld

(2)

The Shareowners voted to ratify the appointment of Ernst & Young LLP as the Company’s principal independent accountants for 2009 with 87,843,115 votes for election, 866,213 votes withheld and 789,491 votes abstained.

(3)

The Shareowners voted on a shareowner proposal to eliminate the classification of the terms of the Company’s Board of Directors with 43,281,108 votes for approval, 27,810,679 votes against and 1,915,763 votes abstained.

(d)	Not applicable.

   Item 6. Exhibits.

Exhibit No.	Description

4.01	Issuing and Paying Agency Agreement dated as of June 15, 2009, by and between Enogex LLC and UMB Bank, N.A.
10.01	Change of Control Agreement dated May 5, 2009 between the Company and Sean Trauschke. (Filed as Exhibit 10.01 to OGE Energy’s
Form 8-K filed May 27, 2009 (File No. 1-12579) and incorporated by reference herein)
10.02	Form of Change of Control Agreement with future officers of the Company.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer

August 5, 2009