Form 10-Q
period 2011-03-31
OGE ENERGY CORP.
filed 2011-05-05
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

At March 31, 2011, there were 97,909,150 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
AEFUDC	Allowance for equity funds used during construction
APSC	Arkansas Public Service Commission
ArcLight affiliate	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ArcLight group	ArcLight Energy Partners Fund IV, L.P. and affiliates
Atoka	Atoka Midstream LLC joint venture
BART	Best Available Retrofit Technology
Company	OGE Energy, collectively with its subsidiaries
Crossroads	OG&E’s Crossroads wind project in Dewey County, Oklahoma
DRIP/DSPP	Automatic Dividend Reinvestment and Stock Purchase Plan
Dry Scrubbers	Dry flue gas desulfurization units with Spray Dryer Absorber
EHV	Extra High Voltage
Enogex	OGE Holdings, collectively with its subsidiaries
Enogex LLC	Enogex LLC, collectively with its subsidiaries
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Energy
Enogex Holdings LLC Agreement	Amended and Restated Limited Liability Agreement of Enogex Holdings
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
GFB	Guaranteed Flat Bill
GCELC	Gulf Coast Environmental Labor Coalition
kV	Kilovolt
MEP	Midcontinent Express Pipeline, LLC
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Services
MW	Megawatt
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OER	OGE Energy Resources LLC, wholly-owned subsidiary of Enogex LLC
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and parent company of Enogex Holdings
Pension Plan	Qualified defined benefit retirement plan
POL	Percent-of-liquids
PRM	Price risk management
SEC	Securities and Exchange Commission
SIP	State implementation plan
SO2	Sulfur dioxide
SOC	Statement of Operating Conditions
SPP	Southwest Power Pool
Standard & Poor’s	Standard & Poor’s Ratings Services
System sales	Sales to OG&E’s customers
TBtu/d	Trillion British thermal units per day
VaR	Value-at-risk
Windspeed	OG&E’s transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in the Company’s 2010 Form 10-K and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•
general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and their impact on capital expenditures;

•	the ability of the Company and its subsidiaries to access the capital markets and obtain financing on favorable terms;
•
prices and availability of electricity, coal, natural gas and NGLs, each on a stand-alone basis and in relation to each other as well as the processing contract mix between POL, keep-whole and fixed-fee;

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

•	environmental laws and regulations that may impact the Company’s operations;
•	changes in accounting standards, rules or guidelines;
•	the discontinuance of accounting principles for certain types of rate-regulated activities;
•	whether OG&E can successfully implement its Smart Grid program to install meters for its customers and integrate the Smart Grid meters with its customer billing and other computer information systems;
•	advances in technology;
•	creditworthiness of suppliers, customers and other contractual parties;
•	the higher degree of risk associated with the Company’s nonregulated business compared with the Company’s regulated utility business; and
•	other risk factors listed in the reports filed by the Company with the SEC including those listed in “Item 1A. Risk Factors” and in Exhibit 99.01 to the Company’s 2010 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2011	2010
OPERATING REVENUES
Electric Utility operating revenues	$422.1	$444.0
Natural Gas Midstream Operations operating revenues	418.4	431.8
Total operating revenues	840.5	875.8
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	207.5	238.9
Natural Gas Midstream Operations cost of goods sold	325.7	331.2
Total cost of goods sold	533.2	570.1
Gross margin on revenues	307.3	305.7
OPERATING EXPENSES
Other operation and maintenance	138.3	123.6
Depreciation and amortization	74.0	70.3
Taxes other than income	27.1	25.0
Total operating expenses	239.4	218.9
OPERATING INCOME	67.9	86.8
OTHER INCOME (EXPENSE)
Interest income	0.1	---
Allowance for equity funds used during construction	4.4	2.3
Other income	6.3	3.1
Other expense	(2.3)	(2.4)
Net other income	8.5	3.0
INTEREST EXPENSE
Interest on long-term debt	35.4	33.6
Allowance for borrowed funds used during construction	(2.3)	(1.2)
Interest on short-term debt and other interest charges	1.0	1.7
Interest expense	34.1	34.1
INCOME BEFORE TAXES	42.3	55.7
INCOME TAX EXPENSE	12.6	30.5
NET INCOME	29.7	25.2
Less: Net income attributable to noncontrolling interests	4.9	1.0
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$24.8	$24.2
BASIC AVERAGE COMMON SHARES OUTSTANDING	97.7	97.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	99.1	98.5
BASIC EARNINGS PER AVERAGE COMMON SHARE
ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.25	$0.25
DILUTED EARNINGS PER AVERAGE COMMON SHARE
ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.25	$0.25
DIVIDENDS DECLARED PER COMMON SHARE	$0.3750	$0.3625

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29.7	$25.2
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	74.0	70.3
Deferred income taxes and investment tax credits, net	12.6	15.6
Allowance for equity funds used during construction	(4.4)	(2.3)
Stock-based compensation expense	(2.3)	0.4
Price risk management assets	0.7	0.7
Price risk management liabilities	3.2	3.1
Regulatory assets	6.0	4.2
Regulatory liabilities	2.8	(2.2)
Other assets	2.0	1.1
Other liabilities	1.3	2.7
Change in certain current assets and liabilities
Accounts receivable, net	8.1	29.3
Accrued unbilled revenues	6.3	10.9
Income taxes receivable	---	81.7
Fuel, materials and supplies inventories	16.1	(14.1)
Gas imbalance assets	(2.1)	(1.2)
Fuel clause under recoveries	0.6	(0.6)
Other current assets	6.2	1.8
Accounts payable	(43.1)	(30.4)
Gas imbalance liabilities	1.4	0.1
Fuel clause over recoveries	(4.5)	(30.5)
Other current liabilities	(38.3)	(49.8)
Net Cash Provided from Operating Activities	76.3	116.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(195.0)	(135.0)
Reimbursement of capital expenditures	11.3	3.3
Other investing activities	1.7	1.1
Net Cash Used in Investing Activities	(182.0)	(130.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	92.2	166.6
Contributions from noncontrolling interest partners	73.5	---
Issuance of common stock	4.1	4.9
Proceeds from line of credit	---	115.0
Retirement of long-term debt	---	(289.2)
Distributions to noncontrolling interest partners	(0.8)	---
Repayment of line of credit	(25.0)	---
Dividends paid on common stock	(36.6)	(35.1)
Net Cash Provided from (Used in) Financing Activities	107.4	(37.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.7	(52.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2.3	58.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.0	$5.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
(In millions)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4.0	$2.3
Accounts receivable, less reserve of $1.4 and $1.9, respectively	269.8	277.9
Accrued unbilled revenues	50.5	56.8
Income taxes receivable	4.7	4.7
Fuel inventories	139.6	158.8
Materials and supplies, at average cost	86.4	83.3
Price risk management	0.8	1.4
Gas imbalances	4.6	2.5
Deferred income taxes	17.1	18.7
Fuel clause under recoveries	0.4	1.0
Other	18.5	24.7
Total current assets	596.4	632.1

OTHER PROPERTY AND INVESTMENTS, at cost	45.9	44.9

PROPERTY, PLANT AND EQUIPMENT
In service	9,280.4	9,188.0
Construction work in progress	550.7	460.0
Total property, plant and equipment	9,831.1	9,648.0
Less accumulated depreciation	3,231.5	3,183.6
Net property, plant and equipment	6,599.6	6,464.4

DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	412.1	489.4
Price risk management	0.7	0.8
Other	35.9	37.5
Total deferred charges and other assets	448.7	527.7

TOTAL ASSETS	$7,690.6	$7,669.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2011	2010
(In millions)	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$237.2	$145.0
Accounts payable	294.5	321.7
Dividends payable	36.7	36.6
Customer deposits	68.7	67.0
Accrued taxes	23.8	39.3
Accrued interest	30.5	53.1
Accrued compensation	35.3	43.3
Price risk management	17.1	16.8
Gas imbalances	8.1	6.7
Fuel clause over recoveries	25.4	29.9
Other	61.2	55.1
Total current liabilities	838.5	814.5

LONG-TERM DEBT	2,338.1	2,362.9

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	285.0	372.4
Deferred income taxes	1,463.5	1,434.8
Deferred investment tax credits	8.5	9.4
Regulatory liabilities	205.6	193.1
Price risk management	0.1	---
Deferred revenues	36.4	36.7
Other	46.0	45.3
Total deferred credits and other liabilities	2,045.1	2,091.7

Total liabilities	5,221.7	5,269.1

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common stockholders’ equity	988.8	969.2
Retained earnings	1,368.7	1,380.6
Accumulated other comprehensive loss, net of tax	(46.9)	(60.2)
Total OGE Energy stockholders’ equity	2,310.6	2,289.6
Noncontrolling interests	158.3	110.4
Total stockholders’ equity	2,468.9	2,400.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,690.6	$7,669.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Premium		Accumulated
		on		Other
	Common	Common	Retained	Comprehensive	Noncontrolling
(In millions)	Stock	Stock	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2010	$ 1.0	$ 968.2	$ 1,380.6	$ (60.2)	$ 110.4	$ 2,400.0
Comprehensive income (loss)
Net income	---	---	24.8	---	4.9	29.7
Other comprehensive income (loss), net of tax	---	---	---	13.3	(0.6)	12.7
Comprehensive income	---	---	24.8	13.3	4.3	42.4
Dividends declared on common stock	---	---	(36.7)	---	---	(36.7)
Issuance of common stock	---	4.1	---	---	---	4.1
Stock-based compensation	---	(2.4)	---	---	---	(2.4)
Contributions from noncontrolling interest partners	---	29.1	---	---	44.4	73.5
Distributions to noncontrolling interest partners	---	---	---	---	(0.8)	(0.8)
Deferred income taxes attributable to contributions from noncontrolling interest partners	---	(11.2)	---	---	---	(11.2)
Balance at March 31, 2011	$ 1.0	$ 987.8	$ 1,368.7	$ (46.9)	$ 158.3	$ 2,468.9

Balance at December 31, 2009	$ 1.0	$ 886.7	$ 1,227.8	$ (74.7)	$ 20.0	$ 2,060.8
Comprehensive income (loss)
Net income	---	---	24.2	---	1.0	25.2
Other comprehensive loss, net of tax	---	---	---	(1.5)	---	(1.5)
Comprehensive income (loss)	---	---	24.2	(1.5)	1.0	23.7
Dividends declared on common stock	---	---	(35.3)	---	---	(35.3)
Issuance of common stock	---	4.9	---	---	---	4.9
Stock-based compensation	---	1.6	---	---	---	1.6
Balance at March 31, 2010	$ 1.0	$ 893.2	$ 1,216.7	$ (76.2)	$ 21.0	$ 2,055.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net income	$29.7	$25.2
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.4 million and $0.7 million, respectively	0.5	0.5
Amortization of prior service cost, net of tax of ($0.1) million and $0, respectively	0.2	---
Postretirement plans:
Amortization of deferred net loss, net of tax of $0.5 million and $0.4 million, respectively	0.2	0.6
Amortization of deferred net transition obligation, net of tax of ($0.1) million and $0, respectively	0.1	0.2
Amortization of prior service cost, net of tax of $5.9 million and $0, respectively	10.1	(0.2)
Deferred commodity contracts hedging gains (losses), net of tax of $1.2 million and ($1.6) million, respectively	1.5	(2.7)
Deferred interest rate swaps hedging gains, net of tax of $0.1 million and $0, respectively	0.1	0.1
Other comprehensive income (loss), net of tax	12.7	(1.5)
Total comprehensive income	42.4	23.7
Less: Comprehensive income attributable to noncontrolling interest for sale of equity investment	(1.7)	---
Less: Comprehensive income attributable to noncontrolling interests	6.0	1.0
Total comprehensive income attributable to OGE Energy	$38.1	$22.7

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting, storing and marketing natural gas.  Most of Enogex’s natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle.  Enogex’s operations are organized into three business segments: (i) natural gas transportation and storage, (ii) natural gas gathering and processing and (iii) natural gas marketing. Through OGE Holdings, the Company indirectly owns an 86.7 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC, a Delaware single-member limited liability company (see Note 2).  The Company continues to consolidate 100 percent of Enogex Holdings in its consolidated financial statements as OGE Energy has a controlling financial interest over the operations of Enogex Holdings.  Prior to November 1, 2010, OER, whose primary operations are in natural gas marketing, was directly owned by OGE Energy.  On November 1, 2010, OGE Energy distributed the equity interests in OER to Enogex LLC.  Accordingly, the discussion that follows includes the results of OER in Enogex’s results for all periods presented. Also, Enogex LLC holds a 50 percent ownership interest in Atoka.  The Company has consolidated 100 percent of Atoka in its consolidated financial statements as Enogex acts as the managing member of Atoka and has control over the operations of Atoka.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading.

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2011 and December 31, 2010, the results of its operations for the three months ended March 31, 2011 and 2010 and the results of its cash flows for the three months ended March 31, 2011 and 2010, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s 2010 Form 10-K.

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

The following table is a summary of OG&E’s regulatory assets and liabilities at:

	March 31,	December 31,
(In millions)	2011	2010
Regulatory Assets
Current
Fuel clause under recoveries	$0.4	$1.0
Other (A)	6.5	4.9
Total Current Regulatory Assets	$6.9	$5.9

Non-Current
Benefit obligations regulatory asset	$285.4	$365.5
Income taxes recoverable from customers, net	45.6	43.3
Deferred storm expenses	27.0	28.6
Smart Grid	18.3	14.2
Unamortized loss on reacquired debt	15.1	15.3
Deferred Pension Plan expenses	12.4	13.5
Red Rock deferred expenses	7.1	7.2
Other	1.2	1.8
Total Non-Current Regulatory Assets	$412.1	$489.4

Regulatory Liabilities
Current
Fuel clause over recoveries	$25.4	$29.9
Other (B)	27.2	20.9
Total Current Regulatory Liabilities	$52.6	$50.8

Non-Current
Accrued removal obligations, net	$192.3	$184.9
Deferred Pension Plan expenses	10.7	8.2
Other	2.6	---
Total Non-Current Regulatory Liabilities	$205.6	$193.1
(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.
(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows to conform to the 2011 presentation primarily related to the presentation of regulatory assets and liabilities.

2.           ArcLight Transaction

As previously reported in the Company’s 2010 Form 10-K, in February 2011, OGE Energy and the ArcLight group made contributions of $8.0 million and $71.6 million, respectively, to fund a portion of Enogex LLC’s 2011 capital requirements.  Also, on February 1, 2011, OGE Energy sold a 0.1 percent membership interest in Enogex Holdings to the ArcLight affiliate for $1.9 million.  As a result of these transactions, the ArcLight group has a 13.3 percent membership interest in Enogex Holdings at March 31, 2011. The following table summarizes changes in OGE Energy’s equity attributable to changes in its ownership interest in Enogex Holdings during the three months ended March 31, 2011.

(In millions)
Net income attributable to OGE Energy	$24.8
Transfers (to) from the noncontrolling interest
Increase in paid-in capital for sale of 100,000 units of Enogex Holdings	0.9
Increase in paid-in capital for issuance of 4,303,007 units of Enogex Holdings	28.2
Decrease in paid-in capital for deferred income taxes attributable to the sale and issuance of units of Enogex Holdings	(11.2)
Net transfers from the noncontrolling interest	17.9
Change from net income attributable to OGE Energy and transfers from noncontrolling interest	$42.7

Pursuant to the Enogex Holdings LLC Agreement, on March 1, 2011, Enogex Holdings made a quarterly distribution of $8.3 million, of which $7.5 million was OGE Holdings’ portion.

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

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 as well as reconcile the Company’s commodity contracts fair value to PRM Assets and Liabilities on the Company’s Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.

March 31, 2011
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets	Liabilities (B)
Quoted market prices in active market for identical assets (Level 1)	$ 14.6	$ 14.0	$ ---	$ ---
Significant other observable inputs (Level 2)	2.1	22.8	4.6	5.6
Significant unobservable inputs (Level 3)	5.2	---	---	---
Total fair value	21.9	36.8	4.6	5.6
Netting adjustments	(20.4)	(19.6)	---	---
Total	$ 1.5	$ 17.2	$ 4.6	$ 5.6

December 31, 2010
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets	Liabilities (B)
Quoted market prices in active market for identical assets (Level 1)	$ 20.6	$ 20.2	$ ---	$ ---
Significant other observable inputs (Level 2)	2.7	30.7	2.5	2.8
Significant unobservable inputs (Level 3)	13.3	---	---	---
Total fair value	36.6	50.9	2.5	2.8
Netting adjustments	(34.4)	(34.1)	---	---
Total	$ 2.2	$ 16.8	$ 2.5	$ 2.8
(A)
The Company uses the market approach to fair value its gas imbalance assets and liabilities, using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices.

(B)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $2.5 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Commodity Contracts
	Assets				Liabilities
(In millions)	2011		2010		2011		2010
Balance at January 1		$13.3		$49.0	$	---		$14.7
Total gains or losses
Included in other comprehensive income		(4.8)		(3.9)		---		(5.1)
Settlements		(3.3)		(4.1)		---		(1.4)
Balance at March 31		$5.2		$41.0	$	---		$8.2
Amount of total gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities held at March 31 (reported in Operating Revenues)	$	---	$	---	$	---	$	---

The following table summarizes the fair value and carrying amount of the Company’s financial instruments, including derivative contracts related to the Company’s PRM activities, at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Price Risk Management Assets
Energy Derivative Contracts	$1.5	$1.5	$2.2	$2.2

Price Risk Management Liabilities
Energy Derivative Contracts	$17.2	$17.2	$16.8	$16.8

Long-Term Debt
OG&E Senior Notes	$1,655.1	$1,810.4	$1,655.0	$1,831.5
OGE Energy Senior Notes	99.7	105.7	99.7	106.4
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Enogex LLC Senior Notes	447.9	483.4	447.8	480.7
Enogex LLC Revolving Credit Agreement	---	---	25.0	25.0

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

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex’s NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing, pipeline and storage operations (operational gas hedges).  The Company also designates as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Maturities of Enogex’s cash flow hedging activity at March 31, 2011 occur during 2011.

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

At March 31, 2011 and December 31, 2010, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in OER’s asset management, marketing and trading activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

Quantitative Disclosures Related to Derivative Instruments

At March 31, 2011, the Company had the following derivative instruments that were designated as cash flow hedges.

(In millions)	2011 Gross Notional Volume (A)
Enogex processing hedges
NGLs sales	1.0
Natural gas purchases	3.9
(A)	Natural gas in MMBtu; NGLs in barrels.

At March 31, 2011, the Company had the following derivative instruments that were not designated as hedging instruments.

(In millions)	Gross Notional Volume (A)
	Purchases	Sales
Natural gas (B)
Physical (C)(D)	18.0	51.3
Fixed Swaps/Futures	53.6	51.4
Options	5.5	9.8
Basis Swaps	10.2	7.8
(A)	Natural gas in MMBtu.
(B)
89.4 percent of the natural gas contracts have durations of one year or less, 7.3 percent have durations of more than one year and less than two years and 3.3 percent have durations of more than two years.

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

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Company’s Condensed Consolidated Balance Sheet at March 31, 2011 are as follows:

		Fair Value
	Balance Sheet
Instrument	Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments

NGLs
Financial Options	Current PRM	$5.2	$	---
Natural Gas
Financial Futures/Swaps	Current PRM	---		21.3
Total		$5.2		$21.3

Derivatives Not Designated as Hedging Instruments

Natural Gas
Financial Futures/Swaps	Current PRM	$0.3		$0.3
	Other Current Assets	14.8		14.0
Physical Purchases/Sales	Current PRM	0.7		0.9
	Non-Current PRM	0.7		0.1
Financial Options	Other Current Assets	0.2		0.2
Total		$16.7		$15.5
Total Gross Derivatives (A)		$21.9		$36.8
(A)		See Note 3 for a reconciliation of the Company’s total derivatives fair value to the Company’s Condensed Consolidated Balance Sheet at March 31, 2011.

The fair value of the derivative instruments that are presented in the Company’s Condensed Consolidated Balance Sheet at December 31, 2010 are as follows:

		Fair Value
	Balance Sheet
Instrument	Location		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments

NGLs
Financial Options	Current PRM		$13.3	$	---
Natural Gas
Financial Futures/Swaps	Current PRM		---		28.8
	Other Current Assets		0.6		0.3
Total			$13.9		$29.1

Derivatives Not Designated as Hedging Instruments

Natural Gas
Financial Futures/Swaps	Current PRM	$	---		$0.1
	Other Current Assets		20.0		19.8
Physical Purchases/Sales	Current PRM		1.4		1.2
	Non-Current PRM		0.8		---
Financial Options	Other Current Assets		0.5		0.7
Total			$22.7		$21.8
Total Gross Derivatives (A)			$36.6		$50.9
(A)			See Note 3 for a reconciliation of the Company’s total derivatives fair value to the Company’s Condensed Consolidated Balance Sheet at December 31, 2010.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in OCI (A)	Amount Reclassified from Accumulated OCI into Income	Amount Recognized in Income

NGLs Financial Options	$(6.8)	$(2.5)	$	---
Natural Gas Financial Futures/Swaps	(0.2)	(7.3)		---
Total	$(7.0)	$(9.8)	$	---
(A)
The estimated net amount of gains or losses included in Accumulated Other Comprehensive Income at March 31, 2011 that is expected to be reclassified into income within the next 12 months is a loss of $27.2 million.

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income

Natural Gas Physical Purchases/Sales	$(2.1)
Natural Gas Financial Futures/Swaps	(0.2)
Total	$(2.3)

     The following table presents the effect of derivative instruments on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2010.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in OCI	Amount Reclassified from Accumulated OCI into Income	Amount Recognized in Income

NGLs Financial Options	$0.5	$(0.6)	$	---
NGLs Financial Futures/Swaps	1.3	(1.4)		---
Natural Gas Financial Futures/Swaps	(9.9)	(3.3)		0.1
Total	$(8.1)	$(5.3)		$0.1

Derivatives Not Designated as Hedging Instruments
(In millions)	Amount Recognized in Income

Natural Gas Physical Purchases/Sales	$(0.1)
Natural Gas Financial Futures/Swaps	0.7
Total	$0.6

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income into income (effective portion) and amounts recognized in income (ineffective portion) for the three months ended March 31, 2011 and 2010, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three months ended March 31, 2011 and 2010, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or Standard & Poor’s were to lower the Company’s senior unsecured debt rating to a below investment grade rating, at March 31, 2011, the Company would have been required to post $16.3 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2011.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

5.           Stock-Based Compensation

The following table summarizes the Company’s pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2011 and 2010 related to the Company’s performance units and restricted stock.

	Three Months Ended March 31,
(In millions)	2011	2010
Performance units
Total shareholder return	$1.7	$1.6
EPS	2.2	0.4
Total performance units	3.9	2.0
Restricted stock	0.2	0.1
Total compensation expense	$4.1	$2.1
Income tax benefit	$1.5	$0.8

The following table summarizes the activity of the Company’s stock-based compensation during the three months ended March 31, 2011.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	213,721	$46.09
Performance units (EPS)	71,238	$41.61
Restricted stock	2,855	$46.18
Conversions
Performance units (A)	218,425	N/A
(A)
Performance units were converted based on a payout ratio of 178.4 percent of the target number of performance units granted in February 2008 and are included in the 267,876 shares of new common stock issued during the three months ended March 31, 2011 as discussed below.

The Company issues new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  During the three months ended March 31, 2011, there were 267,876 shares of new common stock issued pursuant to the Company’s stock incentive plans related to exercised stock options, restricted stock grants and payouts of earned performance units. The Company received $0.3 million during the three months ended March 31, 2011 related to exercised stock options and realized an income tax benefit for the tax deductions from the exercised stock options of $0.2 million.

6.           Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive loss at March 31, 2011 and December 31, 2010 attributable to OGE Energy.  At both March 31, 2011 and December 31, 2010, there was no accumulated other comprehensive loss related to Enogex’s noncontrolling interest in Atoka.

	March 31,	December 31,
(In millions)	2011	2010
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$(30.6)	$(31.1)
Prior service cost	(0.3)	(0.5)
Postretirement plans:
Net loss	(13.4)	(13.6)
Prior service cost	10.1	---
Net transition obligation	(0.2)	(0.3)
Deferred commodity contracts hedging losses	(18.0)	(19.5)
Deferred interest rate swaps hedging losses	(0.9)	(1.0)
Total accumulated other comprehensive loss	(53.3)	(66.0)
Less: Other comprehensive loss attributable to noncontrolling interests	(6.4)	(5.8)
Total accumulated other comprehensive loss attributable to OGE Energy	$(46.9)	$(60.2)

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

8.           Common Equity

DRIP/DSPP

The Company issued 80,997 shares of common stock under its DRIP/DSPP during the three months ended March 31, 2011 and received proceeds of $3.8 million.  The Company may, from time to time, issue additional shares under its DRIP/DSPP to fund capital requirements or working capital needs.  At March 31, 2011, there were 2,565,291 shares of unissued common stock reserved for issuance under the Company’s DRIP/DSPP.

EPS

Outstanding shares for purposes of basic and diluted EPS were calculated as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Average Common Shares Outstanding
Basic average common shares outstanding	97.7	97.1
Effect of dilutive securities:
Contingently issuable shares (performance units)	1.4	1.4
Diluted average common shares outstanding	99.1	98.5
Anti-dilutive shares excluded from EPS calculation	---	---

9.           Long-Term Debt

At March 31, 2011, the Company was in compliance with all of its debt agreements.

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds at various dates prior to the maturity.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.39% - 0.44%	Garfield Industrial Authority, January 1, 2025	$47.0
0.38% - 0.44%	Muskogee Industrial Authority, January 1, 2025	32.4
0.50% - 0.50%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

10.         Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $237.2 million and $145.0 million at March 31, 2011 and December 31, 2010, respectively.  The following table provides information regarding the Company’s revolving credit agreements and available cash at March 31, 2011.

Revolving Credit Agreements and Available Cash
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$596.0	$237.2	0.34	%(D)	December 6, 2012
OG&E (C)	389.0	0.3	0.32	%(D)	December 6, 2012
Enogex LLC (E)	250.0	---	---	%(D)	March 31, 2013
	1,235.0	237.5	0.34%
Cash	4.0	N/A	N/A		N/A
Total	$1,239.0	$237.5	0.34%
(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2011.
(B)
This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2011, there was $237.2 million in outstanding commercial paper borrowings.

(C)
This bank facility is available to back up OG&E’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2011, there was $0.3 million supporting letters of credit.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(E)
This bank facility is available to provide revolving credit borrowings for Enogex LLC.  As Enogex LLC’s credit agreement matures on March 31, 2013, along with its intent in utilizing its credit agreement, borrowings thereunder are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheets.

On April 1, 2011, OG&E posted letters of credit with the SPP of $1.9 million related to OG&E’s portion of upgrade costs to the transmission system to allow the 150 MW CPV Keenan wind farm and the 130 MW Edison Mission Energy wind farm to operate at full capacity for OG&E’s system load.

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

11.         Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company’s Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost
	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010
Service cost	$4.4	$4.4	$0.3	$0.2
Interest cost	8.3	7.8	0.1	0.1
Expected return on plan assets	(11.4)	(10.7)	---	---
Amortization of net loss	4.8	5.1	0.1	0.1
Amortization of unrecognized prior service cost	0.6	0.6	0.2	0.1
Net periodic benefit cost (A)	$6.7	$7.2	$0.7	$0.5
(A)
In addition to the $7.4 million and $7.7 million of net periodic benefit cost recognized during the three months ended March 31, 2011 and 2010, respectively, the Company recognized an increase in pension expense during the three months ended March 31, 2011 and 2010 of $2.6 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2011	2010
Service cost	$0.9	$1.2
Interest cost	3.1	4.2
Expected return on plan assets	(1.3)	(1.7)
Amortization of transition obligation	0.7	0.7
Amortization of net loss	4.6	2.7
Amortization of unrecognized prior service cost	(4.1)	---
Net periodic benefit cost	$3.9	$7.1

Pension Plan Funding

The Company previously disclosed in its 2010 Form 10-K that it may contribute up to $50 million to its Pension Plan during 2011.  In April 2011, the Company contributed $20 million to its Pension Plan and currently expects to contribute an additional $30 million during the remainder of 2011.  Any remaining expected contributions to its Pension Plan during 2011 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Postretirement Benefit Plan (Retiree Medical)

In January 2011, the Company adopted amendments to its retiree medical plan.  Effective January 1, 2012, medical costs for pre-65 aged eligible retirees will be fixed at the 2011 level and the Company will cover future annual medical inflationary cost increases up to five percent.  Increases in excess of five percent annually will be covered by the pre-65 aged retiree in the form of premium increases.  Also, effective January 1, 2012, the Company will supplement Medicare coverage for Medicare-eligible retirees, providing them a fixed stipend based on the Company’s expected average 2011 premium for medical and drug coverage, and allow those Medicare-eligible retirees to acquire coverage from a Company-provided third-party administrator. The effect of these plan amendments is reflected in the Company’s March 31, 2011 Condensed Consolidated Balance Sheet as a reduction to the accumulated postretirement benefit obligation of $91.3 million, an increase in other comprehensive income of $16.9 million and a reduction to OG&E’s benefit obligations regulatory asset of $74.4 million (see Note 1).

12.         Report of Business Segments

The Company’s business is divided into four segments for financial reporting purposes.  These segments are as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing.  Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.  In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company’s business segments for the three months ended March 31, 2011 and 2010.

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
March 31, 2011	Utility	Storage	Processing	Marketing	Operations	Eliminations		Total
(In millions)

Operating revenues	$422.1	$100.2	$266.7	$198.1	$ ---		$(146.6)	$840.5
Cost of goods sold	219.4	64.0	196.3	199.3	---		(145.8)	533.2
Gross margin on revenues	202.7	36.2	70.4	(1.2)	---		(0.8)	307.3
Other operation and maintenance	105.8	9.1	26.8	2.1	(4.7)		(0.8)	138.3
Depreciation and amortization	51.8	5.4	13.5	---	3.3		---	74.0
Taxes other than income	19.1	4.3	1.9	0.2	1.6		---	27.1
Operating income (loss)	$26.0	$17.4	$28.2	$(3.5)	$(0.2)	$	---	$67.9

Total assets	$5,826.2	$2,132.2	$1,028.8	$73.4	$2,792.7		$(4,162.7)	$7,690.6

		Transportation	Gathering
Three Months Ended	Electric	and	and		Other
March 31, 2010	Utility	Storage	Processing	Marketing	Operations		Eliminations	Total
(In millions)

Operating revenues	$444.0	$111.1	$247.9	$245.7	$	---	$(172.9)	$875.8
Cost of goods sold	250.8	66.2	180.0	244.3		---	(171.2)	570.1
Gross margin on revenues	193.2	44.9	67.9	1.4		---	(1.7)	305.7
Other operation and maintenance	93.9	11.0	21.3	2.7		(4.1)	(1.2)	123.6
Depreciation and amortization	49.7	5.4	12.4	---		2.8	---	70.3
Taxes other than income	17.7	3.9	1.9	0.2		1.3	---	25.0
Operating income (loss)	$31.9	$24.6	$32.3	$(1.5)	$	---	$(0.5)	$86.8

Total assets	$5,421.6	$1,535.9	$876.5	$122.9		$2,654.8	$(3,442.4)	$7,169.3

13.        Commitments and Contingencies

Except as set forth below and in Note 14, the circumstances set forth in Notes 14 and 15 to the Company’s Consolidated Financial Statements included in the Company’s 2010 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,446 coal hopper railcars to transport coal from Wyoming to OG&E’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E’s tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $23.7 million.

On February 10, 2009, OG&E executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific.  These railcars were needed to replace railcars that have been taken out of service or destroyed.  The lease agreement expired with respect to 135 railcars on November 2, 2009 and was not replaced.  The lease agreement with respect to the remaining 135 railcars expired on March 5, 2010 and is continuing on a month-to-month basis with a 30-day notice required by either party to terminate the agreement.

OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

OG&E Wholesale Agreement

On May 28, 2009, OG&E sent a termination notice to the Arkansas Valley Electric Cooperative that OG&E would terminate its wholesale power agreement to all points of delivery where OG&E sells or has sold power to the Arkansas Valley Electric Cooperative, effective November 30, 2011.  In December 2010, OG&E and the Arkansas Valley Electric Cooperative entered into a new wholesale power agreement whereby OG&E will supply wholesale power to the Arkansas

Valley Electric Cooperative through June 2015.  On January 3, 2011, OG&E submitted this agreement to the FERC for approval.  The FERC approved the new wholesale power agreement on March 2, 2011 and the new contract was effective May 1, 2011.  The Arkansas Valley Electric Cooperative contract contributed $17.4 million, or 1.5 percent, to OG&E’s gross margin for the year ended December 31, 2010.  The new Arkansas Valley Electric Cooperative contract is expected to add approximately $4 million in additional gross margin from May through December 2011 over the prior contract.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If in management’s opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Consolidated Financial Statements.  Except as otherwise stated above, in Note 14 below, in Item 1 of Part II of this Form 10-Q, in Notes 14 and 15 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company’s 2010 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.        Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 15 to the Company’s Consolidated Financial Statements included in the Company’s 2010 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matter

OG&E SPP Cost Tracker

On October 7, 2010, OG&E filed an application with the OCC seeking recovery of the Oklahoma jurisdictional portion of (i) costs associated with transmission upgrades and facilities that have been approved by the SPP in its regional planning processes and constructed by other non-OG&E transmission owners throughout the SPP that have been allocated to OG&E through the FERC-approved transmission rates and (ii) SPP administrative fees. OG&E requested authorization to implement a cost tracker in order to recover from its retail customers the third-party project costs discussed above and to collect its administrative SPP cost assessment levied under Schedule 1A of the SPP open access transmission tariff, which is currently recovered in base rates.  OG&E also requested authorization to establish a regulatory asset effective January 1, 2011 in order to give OG&E the opportunity to recover such costs that will be paid but not recovered until the cost tracker is made effective. On February 8, 2011, all parties signed a settlement agreement in this matter which would allow OG&E to recover the costs discussed in (i) above through a recovery rider effective January 1, 2011. OG&E anticipates recovering $1.8 million of incremental revenues in 2011 through the rider. Rather than including the costs of the SPP administrative fee assessment in the recovery rider, the stipulating parties agreed to allow OG&E to include the projected 2012 level of the SPP administrative fee assessment in its anticipated Oklahoma rate case to be filed in the summer of 2011. The settlement agreement also stated that in OG&E’s 2011 Oklahoma general rate case filing, OG&E would propose that recovery in base rates for the costs of transmission projects it constructs and owns and that are authorized by the SPP in its regional planning processes should be limited to the Oklahoma retail jurisdictional share of the costs for such projects allocated to OG&E by the SPP.  On March 28, 2011, the OCC issued an order in this matter approving the settlement agreement.

Pending Regulatory Matters

OG&E 2010 Arkansas Rate Case Filing

On September 28, 2010, OG&E filed a rate case with the APSC requesting a rate increase of $17.7 million, to recover the cost of significant electric system expansions and upgrades, including high-voltage transmission lines and wind energy, that have been completed since the last rate filing in August 2008, as well as rising operating costs. OG&E also sought recovery, through a rider, of the Arkansas jurisdictional portion of (i) costs associated with transmission upgrades and facilities that have been approved by the SPP in its regional planning processes and constructed by other non-OG&E transmission owners throughout the SPP that have been allocated to OG&E through the FERC-approved transmission rates and (ii) SPP administrative fees.  On March 15, 2011, the APSC Staff filed its recommendation, which included a $4.8 million rate increase and approval of the SPP rider for third-party transmission charges and SPP administrative fees.  OG&E filed its rebuttal testimony on April 5, 2011.  On April 26, 2011, the APSC Staff filed surrebuttal testimony, which included support for an $8.8 million rate increase and recommended approval of an SPP rider for recovery of third-party transmission charges and SPP administrative fees of $0.8 million.  The Arkansas office of the Attorney General and other parties to the proceeding have not agreed to the $9.6 million rate increase recommended by the APSC Staff.  A hearing in this matter is scheduled for May 24, 2011.

Review of OG&E’s Fuel Adjustment Clause for Calendar Year 2009

On October 29, 2010, the OCC Staff filed an application for a public hearing to review and monitor OG&E’s application of the 2009 fuel adjustment clause.  On December 28, 2010, OG&E responded by filing the necessary information and documents to satisfy the OCC’s minimum filing requirement rules. An intervenor representing a group of OG&E’s industrial customers filed testimony on March 11, 2011 seeking a $15.5 million refund related to (i) a purported failure by OG&E to maximize the use of its coal-fired power plants and (ii) an inappropriate extension of the existing natural gas supply agreement between OG&E and Enogex.  OG&E filed rebuttal testimony on April 4, 2011 in opposition to the claims of the intervenor.  A hearing in this matter is scheduled for June 23, 2011.

OG&E Smart Grid Project

As previously reported in the Company’s 2010 Form 10-K, on December 17, 2010, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant. A hearing in this matter is scheduled for June 27, 2011. OG&E expects to receive a decision from the APSC during the third quarter of 2011.

OG&E FERC Transmission Rate Incentive Filing

On February 18, 2011, OG&E submitted to the FERC a request seeking limited transmission rate incentives for five transmission projects.  This February 18, 2011 request is in addition to the October 12, 2010 request described in the Company’s 2010 Form 10-K.  OG&E requested recovery of 100 percent of all prudently incurred construction work in progress in rate base for five 345 kV EHV transmission projects to be constructed and owned by OG&E within the SPP’s region.  OG&E also requested to recover 100 percent of all prudently incurred development and construction costs if the transmission projects are abandoned or cancelled, in whole or in part, for reasons beyond OG&E’s control.  On April 19, 2011, the FERC granted these incentives for the Sooner-Rose Hill, Sunnyside-Hugo and Balanced Portfolio 3E transmission projects discussed in Note 15 of the Company’s 2010 Form 10-K.

OG&E Pension Tracker Modification Filing

On February 22, 2011, OG&E filed an application with the OCC requesting that OG&E’s pension tracker be modified to include the difference between the level of retiree medical costs authorized in OG&E’s last rate case and the current level of these expenses as a regulatory liability, effective January 1, 2011.  A procedural schedule has not been established in this matter.

OG&E Demand and Energy Efficiency Program Filing

To build on the success of its earlier programs and further promote energy efficiency and conservation for each class of OG&E customers, on March 15, 2011, OG&E filed an application with the APSC seeking approval of several programs, ranging from residential weatherization to commercial lighting.  In seeking approval of these programs, OG&E also seeks recovery of the program and related costs through a rider that would be added to customers’ electric bills.  In Arkansas, OG&E’s program is expected to cost $7 million over a three-year period and is expected to increase the average residential electric bill by $1.47 per month.  A hearing in this matter is scheduled for May 16, 2011.

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

On November 13, 2007, one of the protesting intervenors filed to consolidate the Enogex 2007 rate case with a separate Enogex application pending before the FERC allowing Enogex to lease firm capacity to MEP and with separate applications filed by MEP with the FERC for a certificate to construct and operate the MEP pipeline and to lease firm capacity from Enogex. Enogex and MEP separately opposed this intervenor’s protests and assertions in its initial and subsequent pleadings. On July 25, 2008, the FERC issued an order (i) approving the MEP project including the approval of a limited jurisdiction certificate and (ii) authorizing the Enogex lease agreement with MEP. Accordingly, Enogex proceeded with the construction of facilities necessary to implement this service. On August 25, 2008, a protestor sought rehearing which the FERC denied. Enogex commenced service to MEP under the lease agreement on June 1, 2009. On July 16, 2009, the protestor filed, with the United States Court of Appeals for the District of Columbia Circuit, a petition for review of the FERC’s orders approving the MEP construction and the MEP lease of capacity from Enogex requesting that such orders be modified or set aside on the grounds that they are arbitrary, capricious and contrary to law.  On December 28, 2010, the Court of Appeals issued an opinion generally upholding the FERC’s orders, but remanding the case for further explanation of one aspect of the FERC’s reasoning.  The Court of Appeals emphasized that it was not vacating the FERC’s orders and that its approval of the Enogex lease agreement with MEP remains in effect and legally binding.  On remand, the FERC must clarify that its decision was based on a finding that the lease does not adversely affect existing customers on Enogex’s system.  Enogex anticipates that the FERC will issue an order on remand in the first half of 2011.  On January 21, 2011, Apache Corporation filed a motion asking the FERC to establish procedures on remand and to either condition the lease on Enogex’s willingness to provide firm Section 311 transportation service to existing customers on all portions of its system or to establish an expedited briefing schedule.  On February 7, 2011, Enogex, MEP and Chesapeake Energy Corporation filed a joint answer asking the FERC to find, among other things, that the reduction in the amount of interruptible transportation capacity available due to the MEP lease did not have an adverse affect on Apache Corporation and to acknowledge that Apache Corporation’s request to condition the lease on the provision of West Zone 311 firm transportation service has been addressed as Enogex filed a rate case on January 28, 2011 proposing to implement such service effective March 1, 2011. On March 1, 2011, Apache Corporation filed an answer seeking to refute some of the arguments presented in the joint answer filed by Enogex, MEP and Chesapeake Energy Corporation.  On March 3, 2011, the FERC issued an order on remand affirming the authorizations previously granted to Enogex and MEP and clarifying the legal standard applied in response to the court’s directive.  On April 4, 2011, Apache Corporation filed a request for rehearing of the FERC’s order on remand. Once the FERC acts on Apache Corporation’s request for rehearing, the order on remand and the order on rehearing become subject to appeal before the United States Court of Appeals for the District of Columbia Circuit.

Enogex FERC Section 311 2009 Rate Case

On March 27, 2009, Enogex filed a petition for rate approval with the FERC to set the maximum rates for its new firm East Zone Section 311 transportation service and to revise the rates for its existing East and West Zone interruptible Section 311 transportation service. In anticipation of offering this new service, Enogex had filed with the FERC, as required by the FERC’s regulations, a revised SOC Applicable to Transportation Services to describe the terms, conditions and operating arrangements for the new service.  Enogex made the SOC filing on February 27, 2009.  Enogex began offering firm East Zone Section 311 transportation service on April 1, 2009. The revised East and West Zone zonal rates for the Section 311 interruptible transportation service became effective June 1, 2009. The rates for the firm East Zone Section 311 transportation service and the increase in the rates for East and West Zone and interruptible Section 311 service are being collected, subject to refund, pending the FERC approval of the proposed rates. A number of parties intervened in both the rate case and the SOC filing and some additionally filed protests. On January 4, 2010, the FERC Staff submitted an offer proposing various adjustments to Enogex’s filed cost of service. On April 27, 2010, Enogex submitted comments to the FERC Staff stating that it would agree to the offer, contingent upon all parties agreeing to support or not oppose.  Parties have until June 6, 2011 to submit comments stating whether they support, or do not oppose, the FERC Staff’s offer.

Enogex FERC Section 311 2011 Rate Case

On January 28, 2011, Enogex submitted a new rate filing to the FERC to set the maximum rate for a new firm Section 311 transportation service in the West Zone of its system and to revise the currently effective maximum rates for Section 311 interruptible transportation service in the East Zone and West Zone.  Along with establishing the rate for a new firm service in the West Zone, Enogex’s filing requested a decrease in the maximum interruptible zonal rates in the West Zone and to retain the currently effective rates for firm and interruptible services in the East Zone.  Enogex reserved the right to implement the higher rates for firm and interruptible services in the East Zone supported by the cost of service to the extent an expeditious settlement agreement cannot be reached in the proceeding.  Enogex proposed that the rates be placed into effect on March 1, 2011.  On April 28, 2011, Enogex filed a motion with the FERC requesting an additional extension of the May 4, 2011 protest deadline until June 6, 2011.  The regulations provide that the FERC has 150 days to act on the filing but also permit the FERC to issue an order extending the time period for action. No action has yet been taken by the FERC.

Enogex 2011 Fuel Filing

On February 28, 2011, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the upcoming fuel year (April 1, 2011 through March 31, 2012).  Along with the revised fuel percentages, Enogex also requested authority to revise its SOC to permanently change the annual filing date to February 28.  The deadline for interventions and protests on Enogex’s filing was March 15, 2011, and no protests were filed.  A FERC order is pending.

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting, storing and marketing natural gas.  Most of Enogex’s natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle.  Enogex’s operations are organized into three business segments: (i) natural gas transportation and storage, (ii) natural gas gathering and processing and (iii) natural gas marketing.  Through OGE Holdings, the Company indirectly owns an 86.7 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC.  Prior to November 1, 2010, OER, whose primary operations are in natural gas marketing, was directly owned by OGE Energy.  On November 1, 2010, OGE Energy distributed the equity interests in OER to Enogex LLC.  Accordingly, the discussion that follows includes the results of OER in Enogex’s results for all periods presented.  Enogex LLC’s holdings also include a 50 percent ownership interest in Atoka.

Overview

Financial Strategy

The Company’s mission is to fulfill its critical role in the nation’s electric utility and natural gas midstream pipeline infrastructure and meet individual customers’ needs for energy and related services in a safe, reliable and efficient manner. The Company intends to execute its vision by focusing on its regulated electric utility business and unregulated natural gas midstream business.  The Company intends to maintain the majority of its assets in the regulated utility business, however, the Company anticipates significant growth opportunities for its natural gas midstream business.  With respect to its natural gas midstream business, the Company intends to focus on growing products and services with limited or manageable commodity price exposure and intends to seek to mitigate exposure to fluctuations in commodity prices by continuing to increase the percentage that fee-based processing agreements represent of the total processing volumes.  The Company’s financial objectives include a long-term annual earnings growth rate of five to seven percent on a weather-normalized basis, maintaining a strong credit rating as well as increasing the dividend to meet the Company’s dividend payout objectives.  The target payout ratio for the Company is to pay out as dividends no more than 60 percent of its normalized earnings on an annual basis.  The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company’s shareholder base, the Company’s financial position, the Company’s growth targets, the composition of the Company’s assets and investment opportunities.  The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

Summary of Operating Results

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Net income attributable to OGE Energy was $24.8 million, or $0.25 per diluted share, during the three months ended March 31, 2011, as compared to $24.2 million, or $0.25 per diluted share, during the same period in 2010.  Included in net income attributable to OGE Energy for the three months ended March 31, 2010 was a one-time, non-cash charge of $11.4 million, or $0.11 per diluted share, related to the elimination of the tax deduction for the Medicare Part D subsidy (as previously reported in the Company’s 2010 Form 10-K). The increase in net income attributable to OGE Energy of $0.6 million, or 2.5 percent, during the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to:

•
an increase in net income at OG&E of $5.2 million, or $0.05 per diluted share of the Company’s common stock, primarily due to a higher gross margin primarily from the implementation of rate riders and lower income tax expense related to the Medicare Part D subsidy discussed above partially offset by higher operation and maintenance expense;

•
a decrease in net income at Enogex of $8.6 million or 31.4 percent, or $0.09 per diluted share of the Company’s common stock, primarily due to a lower gross margin.  Gross margin during the three months ended March 31, 2010 included the recovery of prior years’ under-recovered fuel positions (which increased the first quarter 2010 gross margin by $6.7 million) and operational storage hedging activity (which increased the first quarter 2010 gross margin by $2.4 million), neither of which occurred in the first quarter of 2011.  Higher operation and maintenance expense as well as the equity sale of a membership interest in Enogex Holdings to the ArcLight group also contributed to the decrease in net income.  These factors were partially offset by lower income tax expense related to the Medicare Part D subsidy discussed above; and

•
an increase in net income at OGE Energy of $4.0 million or 92.3 percent, or $0.04 per diluted share of the Company’s common stock, primarily due to a higher income tax benefit related to the Medicare Part D subsidy discussed above.

Recent Developments and Regulatory Matters

OG&E SPP Cost Tracker

On March 28, 2011, the OCC approved OG&E’s request to recover, through a cost tracker, the Oklahoma jurisdictional portion of costs associated with transmission upgrades and facilities that have been approved by the SPP in its regional planning processes and constructed by other non-OG&E transmission owners throughout the SPP that have been allocated to OG&E through the FERC-approved transmission rates.  OG&E anticipates recovering $1.8 million of incremental revenues in 2011 through the rider. OG&E had requested the inclusion of the incremental SPP administrative fee assessment in the recovery rider. Rather than including these costs in the recovery rider, OG&E will include the projected 2012 level of the SPP administrative fee assessment in its anticipated Oklahoma rate case to be filed in the summer of 2011.

Enogex Sale of Harrah Processing Plant and Certain Gathering Assets

On April 1, 2011, Enogex completed the sale of its Harrah processing plant (38 MMcf/d of capacity) and the associated Wellston and Davenport gathering assets.  The proceeds from the sale were approximately $16.1 million and Enogex expects to record a pre-tax gain in the second quarter of 2011 of approximately $3.0 million.

2011 Outlook

The Company’s 2011 earnings guidance remains unchanged and is between $299 million and $318 million of net income, or $3.00 to $3.20 per average diluted share.  NGLs prices have strengthened significantly since the Company released its 2011 earnings guidance in February.  Should prices of NGLs remain at their current levels for the balance of the year and if the other assumptions in the Company’s 2010 Form 10-K underlying the Company’s 2011 earnings guidance for Enogex remain on target, then the Company would expect Enogex to exceed the upper end of its stated range for 2011 of $0.90 to $1.05 of earnings per average diluted share.  In addition, Enogex continues to pursue its stated plan to reduce its commodity price exposure by increasing the percentage that fee-based processing arrangements represent of its total processing volumes.  Enogex is currently negotiating renewals/extensions of its gathering and processing contracts with one of Enogex’s larger customers that would increase the area dedicated to Enogex for gathering and processing for an extended term and would change the processing arrangement from keep-whole to fixed-fee.  To the extent Enogex is successful in these negotiations, Enogex would forego the short-term benefits that might otherwise be expected as a result of strong commodity prices under a keep-whole arrangement.  As a result, if Enogex is successful in these negotiations and if the other assumptions in the Company’s 2010 Form 10-K underlying the Company’s 2011 earnings guidance for Enogex remain on target, then the Company would expect Enogex to be at the lower end of the guidance range of $0.90 to $1.05 of earnings per average diluted share for 2011.  Despite the potential for lower earnings during times of high NGLs prices, the Company believes that new long-term gathering and processing agreements with fixed-fee processing arrangements are in the best interests of its shareholders.  Please see the Company’s 2010 Form 10-K for the key factors and assumptions underlying its 2011 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s consolidated results of operations for the three months ended March 31, 2011 as compared to the same period in 2010 and the Company’s consolidated financial position at March 31, 2011.  Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions, except per share data)	2011	2010
Operating income	$67.9	$86.8
Net income attributable to OGE Energy	$24.8	$24.2
Basic average common shares outstanding	97.7	97.1
Diluted average common shares outstanding	99.1	98.5
Basic earnings per average common share attributable to
OGE Energy common shareholders	$0.25	$0.25
Diluted earnings per average common share attributable to
OGE Energy common shareholders	$0.25	$0.25
Dividends declared per common share	$0.3750	$0.3625

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended
	March 31,
(In millions)	2011	2010
OG&E (Electric Utility)	$26.0	$31.9
Enogex (Natural Gas Midstream Operations)
Transportation and storage	17.4	24.6
Gathering and processing	28.2	32.3
Marketing (A)	(3.5)	(1.5)
Other Operations (B)	(0.2)	(0.5)
Consolidated operating income	$67.9	$86.8
(A)	On November 1, 2010, OGE Energy distributed the equity interests in OER to Enogex LLC. Accordingly, the results of OER are included in Enogex’s results for all periods presented.
(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)
	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010
Operating revenues	$422.1	$444.0
Cost of goods sold	219.4	250.8
Gross margin on revenues	202.7	193.2
Other operation and maintenance	105.8	93.9
Depreciation and amortization	51.8	49.7
Taxes other than income	19.1	17.7
Operating income	26.0	31.9
Interest income	0.1	---
Allowance for equity funds used during construction	4.4	2.3
Other income	5.0	2.5
Other expense	0.6	0.6
Interest expense	26.1	24.2
Income tax expense	2.4	10.7
Net income	$6.4	$1.2
Operating revenues by classification
Residential	$176.8	$191.2
Commercial	98.2	101.0
Industrial	44.1	45.5
Oilfield	34.9	35.6
Public authorities and street light	38.3	39.5
Sales for resale	13.2	16.7
System sales revenues	405.5	429.5
Off-system sales revenues	9.4	6.4
Other	7.2	8.1
Total operating revenues	$422.1	$444.0
MWH (A) sales by classification (in millions)
Residential	2.2	2.4
Commercial	1.5	1.4
Industrial	0.9	0.9
Oilfield	0.8	0.7
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.4	6.4
Off-system sales	0.3	0.1
Total sales	6.7	6.5
Number of customers	784,582	778,574
Average cost of energy per KWH (B) - cents
Natural gas	4.390	5.593
Coal	2.033	1.793
Total fuel	2.686	3.281
Total fuel and purchased power	3.048	3.551
Degree days (C)
Heating - Actual	1,820	2,140
Heating - Normal	1,963	1,963
Cooling - Actual	41	8
Cooling - Normal	8	8
(A)	Megawatt-hour
(B)	Kilowatt-hour
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

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Operating Income

OG&E’s operating income decreased $5.9 million, or 18.5 percent, during the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to higher other operation and maintenance expense partially offset by a higher gross margin as discussed below.

Gross Margin

Gross margin was $202.7 million during the three months ended March 31, 2011 as compared to $193.2 million during the same period in 2010, an increase of $9.5 million, or 4.9 percent.  The gross margin increased primarily due to:

•
increased price variance, which included revenues from various rate riders, including the Windspeed rider, the Oklahoma demand program rider, the Smart Grid rider, the system hardening rider and the OU Spirit rider, and higher revenues from sales and customer mix, which increased the gross margin by $11.3 million;

•	higher demand and related revenues by non-residential customers in OG&E’s service territory, which increased the gross margin by $2.5 million; and
•	new customer growth in OG&E’s service territory, which increased the gross margin by $1.5 million.

These increases in the gross margin were partially offset by:

•	milder weather in OG&E’s service territory, which decreased the gross margin by $3.4 million; and
•	lower other revenues due to lower SO2 allowance sales and fewer transmission requests from others on OG&E’s system, which decreased the gross margin by $2.4 million.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $171.1 million during the three months ended March 31, 2011 as compared to $198.6 million during the same period in 2010, a decrease of $27.5 million, or 13.8 percent, primarily due to lower natural gas prices and lower natural gas generation. OG&E’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers.  Purchased power costs were $46.4 million during the three months ended March 31, 2011 as compared to $51.7 million during the same period in 2010, a decrease of $5.3 million, or 10.3 percent, primarily due to a decrease in purchases in the energy imbalance service market and a decrease in cogeneration costs due to maintenance at one of the cogeneration plants in the first quarter of 2011 partially offset by an increase in short-term power purchases.

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

Operating Expenses

Other operation and maintenance expenses were $105.8 million during the three months ended March 31, 2011 as compared to $93.9 million during the same period in 2010, an increase of $11.9 million, or 12.7 percent.  The increase in other operation and maintenance expenses was primarily due to:

•	an increase of $5.1 million in payroll and benefits expense and information technology support allocated from the holding company;
•	an increase of $3.3 million in other marketing and sales expense related to demand-side management initiatives, which expenses are being recovered through a rider;
•	an increase of $3.0 million in activity costs related to less work being capitalized in the first quarter of 2011; and
•
an increase of $1.2 million in contract technical and construction services expense and an increase of $0.5 million in materials and supplies expense primarily attributable to increased spending for ongoing maintenance at some of OG&E’s power plants in the first quarter of 2011 as compared to the same period in 2010.

     These increases in other operation and maintenance expenses were partially offset by:

•	a decrease of $1.5 million in overtime expense primarily due to the January 2010 ice storm; and
•	a decrease of $1.4 million in injuries and damages expense primarily due to lower reserves on claims in the first quarter of 2011.

Additional Information

Allowance for Equity Funds Used During Construction.  AEFUDC was $4.4 million during the three months ended March 31, 2011 as compared to $2.3 million during the same period in 2010, an increase of $2.1 million, or 91.3 percent, primarily due to construction costs for Crossroads partially offset by the completion of the Windspeed transmission line on March 31, 2010.

Other Income.  Other income was $5.0 million during the three months ended March 31, 2011 as compared to $2.5 million during the same period in 2010, an increase of $2.5 million, or 100.0 percent.  The increase in other income was primarily due to:

•	an increase of $1.3 million related to the benefit associated with the tax gross-up of AEFUDC; and
•
an increase of $1.1 million due to an increased level of gains recognized in the GFB program during the first quarter of 2011 from more customers participating in the GFB program during the first quarter of 2011 and lower than expected usage resulting from milder weather.

Income Tax Expense.  Income tax expense was $2.4 million during the three months ended March 31, 2011 as compared to $10.7 million during the same period in 2010, a decrease of $8.3 million, or 77.6 percent. The decrease in income tax expense was primarily due to:

•	lower pre-tax income during the three months ended March 31, 2011 as compared to the same period in 2010; and
•	the one-time, non-cash charge during the three months ended March 31, 2010 for the elimination of the tax deduction for the Medicare Part D subsidy.

Enogex (Natural Gas Midstream Operations)
	Transportation	Gathering
Three Months Ended	and	and
March 31, 2011	Storage	Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$100.2	$266.7	$198.1	$(122.6)	$442.4
Cost of goods sold	64.0	196.3	199.3	(121.3)	338.3
Gross margin on revenues	36.2	70.4	(1.2)	(1.3)	104.1
Other operation and maintenance	9.1	26.8	2.1	(0.8)	37.2
Depreciation and amortization	5.4	13.5	---	---	18.9
Taxes other than income	4.3	1.9	0.2	---	6.4
Operating income (loss)	$17.4	$28.2	$(3.5)	$(0.5)	$41.6

	Transportation	Gathering
Three Months Ended	and	and
March 31, 2010	Storage	Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$111.1	$247.9	$245.7	$(144.6)	$460.1
Cost of goods sold	66.2	180.0	244.3	(145.0)	345.5
Gross margin on revenues	44.9	67.9	1.4	0.4	114.6
Other operation and maintenance	11.0	21.3	2.7	(1.2)	33.8
Depreciation and amortization	5.4	12.4	---	---	17.8
Taxes other than income	3.9	1.9	0.2	---	6.0
Operating income (loss)	$24.6	$32.3	$(1.5)	$1.6	$57.0

Operating Data
	Three Months Ended
	March 31,
	2011	2010
Gathered volumes – TBtu/d	1.30	1.28
Incremental transportation volumes – TBtu/d (A)	0.49	0.46
Total throughput volumes – TBtu/d	1.79	1.74
Natural gas processed – TBtu/d	0.76	0.74
NGLs sold (keep-whole) – million gallons	42	43
NGLs sold (purchased for resale) – million gallons	112	99
NGLs sold (percent-of-liquids) – million gallons	7	7
Total NGLs sold – million gallons	161	149
Average NGLs sales price per gallon	$1.11	$1.05
Average natural gas sales price per gallon	$4.13	$5.39
(A)	Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Operating Income

Enogex’s operating income decreased $15.4 million, or 27.0 percent, during the three months ended March 31, 2011 as compared to the same period in 2010.  This decrease was primarily due to the impact of the recovery of prior years’ under-recovered fuel positions in the first quarter of 2010 and lower natural gas prices partially offset by higher NGLs prices and increased volumes associated with expansion projects.  In the normal course of Enogex’s business, the operation of its gathering, processing and transportation assets results in the creation of physical natural gas long/short positions. These physical positions can result from gas imbalances, actual versus contractual settlement differences, fuel tracker obligations and natural gas received in-kind for compensation or reimbursements.  Enogex actively manages its monthly net position through either selling excess gas or purchasing additional gas needs from third parties through OER.  During the three months ended March 31, 2011, volume changes and realized margin on physical gas long/short positions decreased the gross margin by $10.1 million, net of corresponding imbalance and fuel tracker obligations.

Other operation and maintenance expense increased $3.4 million, or 10.1 percent, primarily due to remediation projects in the first quarter of 2011 and higher incentive compensation.

Depreciation and amortization expense increased $1.1 million, or 6.2 percent, primarily due to additional assets placed into service throughout 2010 and the first quarter of 2011.

Transportation and Storage

The transportation and storage business contributed $36.2 million of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to $44.9 million in the same period in 2010, a decrease of $8.7 million, or 19.4 percent.  The transportation operations contributed $28.1 million of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to $33.8 million in the same period in 2010.  The storage operations contributed $8.1 million of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to $11.1 million in the same period in 2010. The transportation and storage gross margin decreased primarily due to:

•
lower volumes and realized margin on sales of physical natural gas long/short positions associated with transportation operations in the first quarter of 2011.  Gross margin in the first quarter of 2010 included the recovery of prior year fuel under-recoveries, which increased the first quarter 2010 gross margin by $6.7 million, net of imbalance and fuel tracker obligations; and

•
lower realized margins on operational storage hedges.  During the three months ended March 31, 2010, Enogex realized gains on operational storage hedges, which increased the first quarter 2010 gross margin by $2.4 million.  There was no comparable activity in the first quarter of 2011.

Other operation and maintenance expense for the transportation and storage business was $1.9 million, or 17.3 percent, lower during the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to a decrease in non-capital maintenance activities during the three months ended March 31, 2011 partially offset by higher incentive compensation.

Gathering and Processing

The gathering and processing business contributed $70.4 million of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to $67.9 million in the same period in 2010, an increase of $2.5 million, or 3.7 percent. The gathering operations contributed $28.5 million of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to $30.1 million in the same period in 2010.  The processing operations contributed $41.9 million of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to $37.8 million in the same period in 2010.

During the three months ended March 31, 2011, Enogex realized a higher gross margin in its gathering and processing operations primarily as the result of continued growth in gathered volumes and higher NGLs prices partially offset by lower natural gas prices, net of Enogex’s continued effort to convert customers from keep-whole to fixed-fee processing arrangements.  Enogex’s processing plants saw a 2.1 percent increase in inlet volumes and an increase in NGLs production as recent expansion projects, primarily in the Granite Wash play and Cana/Woodford Shale play, have added richer natural gas to Enogex’s system.  These increases in volumes were partially offset by the 120 MMcf/d Cox City natural gas processing plant being out of service due to the fire in December 2010.  Overall, the above factors resulted in an increased gross margin on keep-whole processing of $0.9 million.

Other factors that contributed to the increase in the gathering and processing gross margin were:

•	an increase in condensate revenues associated with higher condensate prices, which increased the gross margin by $3.7 million; and
•	increased gathered volumes associated with expansion projects, which increased the gross margin by $1.8 million.

These increases in the gathering and processing gross margin were partially offset by:

•
lower volumes and realized margin on sales of physical natural gas long/short positions associated with gathering operations, which decreased the gross margin by $3.4 million, net of imbalance and fuel tracker obligations; and

•	lower residue gas sales as the result of lower natural gas prices and lower gathered volumes from the Atoka area, which decreased the gross margin by $1.0 million.

Other operation and maintenance expense for the gathering and processing business was $5.5 million, or 25.8 percent, higher during the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to remediation projects in the first quarter of 2011, higher incentive compensation and an increase in non-capital maintenance activities during the three months ended March 31, 2011.

Marketing

The marketing business recognized a loss of $1.2 million as part of Enogex’s consolidated gross margin during the three months ended March 31, 2011 as compared to a gain of $1.4 million in 2010, a decrease of $2.6 million, primarily due to lower realized gains from the withdrawal and sale of natural gas inventory from OER’s storage contracts during the first quarter of 2011 as compared to the same period in 2010.

Enogex Consolidated Information

Interest Expense.  Enogex’s consolidated interest expense was $6.4 million during the three months ended March 31, 2011 as compared to $8.5 million during the same period in 2010, a decrease of $2.1 million, or 24.7 percent, primarily due to:

•	a decrease of $1.0 million in interest expense during the three months ended March 31, 2011 due to the retirement of long-term debt in January 2010; and
•	an increase of $0.9 million in capitalized interest related to increased construction activity during the three months ended March 31, 2011.

Income Tax Expense.  Enogex’s consolidated income tax expense was $11.4 million during the three months ended March 31, 2011 as compared to $20.1 million during the same period in 2010, a decrease of $8.7 million or 43.3 percent.  The decrease in income tax expense was primarily due to:

•	lower pre-tax income during the three months ended March 31, 2011 as compared to the same period in 2010; and
•	the one-time, non-cash charge during the three months ended March 31, 2010 for the elimination of the tax deduction for the Medicare Part-D subsidy

Noncontrolling Interest.  Enogex’s net income attributable to noncontrolling interest was $4.8 million during the three months ended March 31, 2011 as compared to $1.0 million during the same period in 2010, an increase of $3.8 million, due to the equity sale of a membership interest in Enogex Holdings to the ArcLight group.

Financial Condition

The balance of Fuel Inventories was $139.6 million and $158.8 million at March 31, 2011 and December 31, 2010, respectively, a decrease of $19.2 million, or 12.1 percent, primarily due to a lower coal inventory at OG&E due to lower volumes and lower average prices and a lower natural gas inventory at OER due to lower volumes and lower average prices.

The balance of Construction Work in Progress was $550.7 million and $460.0 million at March 31, 2011 and December 31, 2010, respectively, an increase of $90.7 million, or 19.7 percent, primarily due to increased spending on various transmission projects and Crossroads at OG&E and gathering and processing expansion projects at Enogex.

The balance of Regulatory Assets was $412.1 million and $489.4 million at March 31, 2011 and December 31, 2010, respectively, a decrease of $77.3 million, or 15.8 percent, primarily due to amendments to the Company’s retiree medical plan adopted in January 2011 (see Note 11 of Notes to Condensed Consolidated Financial Statements for a further discussion).

The balance of Short-Term Debt was $237.2 million and $145.0 million at March 31, 2011 and December 31, 2010, respectively, an increase of $92.2 million, or 63.6 percent, primarily due to an increase in commercial paper borrowings in the first quarter of 2011 for dividend and bond interest payments, capital expenditures for various transmission projects and Crossroads at OG&E and gathering and processing expansion projects at Enogex and daily operational needs partially offset by proceeds received from the contribution from the ArcLight group in February 2011 and the equity sale of a 0.1 percent membership interest in Enogex Holdings to the ArcLight affiliate in February 2011, a portion of which were used to repay outstanding commercial paper borrowings.

The balance of Accrued Taxes was $23.8 million and $39.3 million at March 31, 2011 and December 31, 2010, respectively, a decrease of $15.5 million, or 39.4 percent, primarily due to ad valorem tax payments in the first quarter of 2011.

The balance of Accrued Interest was $30.5 million and $53.1 million at March 31, 2011 and December 31, 2010, respectively, a decrease of $22.6 million, or 42.6 percent, primarily due to the timing of interest payments on long-term debt in the first quarter of 2011 partially offset by interest accrued on long-term debt in the first quarter of 2011.

The balance of Accrued Benefit Obligations was $285.0 million and $372.4 million at March 31, 2011 and December 31, 2010, respectively, a decrease of $87.4 million, or 23.5 percent, primarily due to amendments to the Company’s retiree medical plan adopted in January 2011 (see Note 11 of Notes to Condensed Consolidated Financial Statements for a further discussion) partially offset by accruals for pension and postretirement benefits expense.

The balance of Noncontrolling Interests was $158.3 million and $110.4 million at March 31, 2011 and December 31, 2010, respectively, an increase of $47.9 million, or 43.4 percent, primarily due to the contribution from the ArcLight group in February 2011 and the equity sale of a 0.1 percent membership interest in Enogex Holdings to the ArcLight affiliate in February 2011.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s 2010 Form 10-K.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,446 coal hopper railcars to transport coal from Wyoming to OG&E’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E’s tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective

February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $23.7 million.

On February 10, 2009, OG&E executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific.  These railcars were needed to replace railcars that have been taken out of service or destroyed.  The lease agreement expired with respect to 135 railcars on November 2, 2009 and was not replaced.  The lease agreement with respect to the remaining 135 railcars expired on March 5, 2010 and is continuing on a month-to-month basis with a 30-day notice required by either party to terminate the agreement.

OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net cash provided from operating activities	$76.3	$116.0
Net cash used in investing activities	(182.0)	(130.6)
Net cash provided from (used in) financing activities	107.4	(37.8)

The decrease of $39.7 million, or 34.2 percent, in net cash provided from operating activities during the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to an income tax refund received in February 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repair expenditures partially offset by lower fuel refunds at OG&E during the three months ended March 31, 2011 as compared to the same period in 2010 and cash received in the first quarter of 2011 from the implementation of rate riders at OG&E.

The increase of $51.4 million, or 39.4 percent, in net cash used in investing activities during the three months ended March 31, 2011 as compared to the same period in 2011 primarily related to higher levels of capital expenditures during the three months ended March 31, 2011 related to various transmission projects and Crossroads at OG&E and gathering and processing expansion projects at Enogex partially offset by capital expenditures in 2010 related to Windspeed.

The increase of $145.2 million in net cash provided from financing activities during the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to:

•	repayment of the remaining balance of Enogex LLC’s $400 million 8.125% senior notes which matured on January 15, 2010; and
•	contributions from the noncontrolling interest partners during the three months ended March 31, 2011.

These increases in net cash provided from financing activities were partially offset by:

•	a decrease in short-term debt borrowings during the three months ended March 31, 2011 as compared to the same period in 2010;
•	repayments of borrowings under Enogex LLC’s revolving credit agreement during the three months ended March 31, 2011; and
•	borrowings under Enogex LLC’s revolving credit agreement during the three months ended March 31, 2010.

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

(In millions)	2011	2012	2013	2014	2015	2016
OG&E Base Transmission	$50	$30	$20	$20	$20	$20
OG&E Base Distribution	225	200	200	200	200	200
OG&E Base Generation	105	80	70	70	70	70
OG&E Other	45	30	30	30	30	30
Total OG&E Base Transmission, Distribution,
Generation and Other	425	340	320	320	320	320
OG&E Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kV)	115	20	---	---	---	---
Sooner-Rose Hill (345 kV)	30	5	---	---	---	---
Balanced Portfolio 3E Projects	55	195	160	40	---	---
SPP Priority Projects	5	60	170	80	---	---
Total Transmission Projects	205	280	330	120	---	---
Other Projects:
Smart Grid Program (A)	75	70	25	30	10	10
Crossroads	235	35	---	---	---	---
System Hardening	20	---	---	---	---	---
Total Other Projects	330	105	25	30	10	10
Total OG&E Known and Committed Projects	535	385	355	150	10	10
Total OG&E (B)	960	725	675	470	330	330
Enogex LLC Base Maintenance	75	40	40	40	40	40
Enogex LLC Known and Committed Projects:
Western Oklahoma / Texas Panhandle
Gathering Expansion	270	115	20	90	5	15
Other Gathering Expansion	25	30	25	25	25	25
Total Enogex LLC Known and Committed Projects (C)	370	185	85	155	70	80
OGE Energy	20	25	25	25	25	25
Total capital expenditures	$1,350	$935	$785	$650	$425	$435
(A)	These capital expenditures are net of the Smart Grid $130 million grant approved by the U.S. Department of Energy.
(B)
The capital expenditures above exclude any environmental expenditures associated with BART requirements due to the uncertainty regarding BART costs.  As discussed in “– Environmental Laws and Regulations” below, pursuant to the Oklahoma SIP and the proposed Federal implementation plan, OG&E would be expected to install low NOX burners and related equipment at the three affected generating stations.   Preliminary estimates indicate the cost will be $100 million (plus or minus 30 percent).  The proposed Federal implementation plan rejects portions of the Oklahoma SIP with respect to SO2 emissions and, if adopted as proposed, could result in a significant increase in capital expenditures to reduce SO2 emissions. For further information, see “– Environmental Laws and Regulations” below.

(C)
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

     Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets and at Enogex, will be evaluated based upon their impact upon achieving the Company’s financial objectives.  The capital expenditure projections related to Enogex LLC in the table above reflect base market conditions at May 4, 2011 and do not reflect the potential opportunity for a set of growth projects that could materialize.

Pension Plan Funding

The Company previously disclosed in its 2010 Form 10-K that it may contribute up to $50 million to its Pension Plan during 2011.  In April 2011, the Company contributed $20 million to its Pension Plan and currently expects to contribute an additional $30 million during the remainder of 2011.  Any remaining expected contributions to its Pension Plan during 2011 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Pricing grids associated with the Company’s credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the cost of the Company’s short-term borrowings, but a reduction in the Company’s credit ratings would not result in any defaults or accelerations.  Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.  In the event Moody’s or Standard & Poor’s were to lower the Company’s senior unsecured debt rating to a below investment grade rating, at March 31, 2011, the Company would have been required to post $16.3 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2011.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements.  The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $237.2 million and $145.0 million at March 31, 2011 and December 31, 2010, respectively.  The weighted-average interest rate on short-term debt at March 31, 2011 was 0.34 percent.  The maximum month-end balance of short-term debt during the three months ended March 31, 2011 was $276.8 million. Enogex had $25.0 million in outstanding borrowings under its revolving credit agreement at December 31, 2010 with no outstanding borrowings at March 31, 2011.  As Enogex LLC’s credit agreement matures on March 31, 2013, along with its intent in utilizing its credit agreement, borrowings thereunder are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheets.  At March 31, 2011, the Company had $997.5 million of net available liquidity under its revolving credit agreements.  Also, OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2011 and ending December 31, 2012.  At March 31, 2011, the Company had $4.0 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s short-term debt activity.

Minimum Quarterly Distributions by Enogex Holdings

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, pursuant to the Enogex Holdings LLC Agreement, on March 1, 2011, Enogex Holdings made a quarterly distribution of $8.3 million, of which $7.5 million was OGE Holdings’ portion.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis.  In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company’s Condensed Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management’s opinion, the areas of the Company where the most significant judgment is exercised are in the valuation of pension plan assumptions, impairment estimates, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues for OG&E, operating revenues for Enogex, natural gas purchases for Enogex, the allowance for uncollectible accounts receivable and the valuation of purchase and sale contracts.  The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with the Company’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Form 10-K.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and the Company’s 2010 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  See Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Notes 14 and 15 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company’s 2010 Form 10-K for a discussion of the Company’s commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E and Enogex are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E’s and Enogex’s business activities in many ways, such as restricting the way it can handle or dispose of their wastes, requiring remedial action to mitigate pollution conditions that may be caused by their operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. These environmental laws and regulations are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Form 10-K.  Except as set forth below and in Part II, Item 1. Legal Proceedings, there have been no material changes to such items.

Air

Hazardous Air Pollutants Emission Standards

On March 16, 2011, the EPA issued proposed Maximum Achievable Control Technology regulations governing emissions of certain hazardous air pollutants from utility boilers.  The proposal includes numerical standards for particulate matter, hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the proposal includes work practice standards and an annual emission test to control dioxins and furans.  Under the proposed rules, compliance is required within three years after finalization of the rule with a possibility of a one year extension.  The EPA will accept comments on the proposal for 60 days after it is published.  Currently, the EPA is under a consent decree deadline to issue a final rule by November 2011.  OG&E is evaluating what emission controls would be necessary to meet the proposed standards and the associated costs, which could be significant.

Regional Haze Control Measures

     As described in the Company’s 2010 Form 10-K, on February 18, 2010, Oklahoma submitted its SIP to the EPA, which set forth the state’s plan for compliance with the Federal regional haze rule.  The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners (overfire air and flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  OG&E preliminarily estimates that the total cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be between $70 million and $130 million.  With respect to SO2 emissions, the SIP included an agreement between the ODEQ and OG&E that established BART for SO2 control at four coal-fired units located at OG&E’s Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On March 22, 2011, the EPA proposed to reject portions of the Oklahoma SIP and proposed a Federal implementation plan.  While the EPA accepted Oklahoma’s BART determination for NOX in the SIP, it rejected the SO2 BART determination for OG&E.  In its place, the EPA has proposed that OG&E meet an SO2 emission rate of 0.06 lbs/MMBtu.  OG&E could meet the proposed standard by either installation and operation of Dry Scrubbers or fuel switching at the four coal-fired generating units at OG&E’s Muskogee and Sooner generating stations.  OG&E estimates that installing Dry Scrubbers on these units would cost the Company more than $1.0 billion.  The EPA’s proposal will be subject to the normal administrative process that includes public notice and comment and the availability of judicial review.  OG&E plans to participate actively in this process to advocate for a final determination that does not require the installation of Dry Scrubbers.

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

Notice of Violation

     As previously reported, in July 2008, the Company received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E’s Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act’s new source review process.  OG&E believes it has acted in full compliance with the Federal Clean Air Act and new source review process and is cooperating with the EPA.  On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects that occurred at OG&E’s Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits.  The notice of violation also alleges that OG&E’s visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards (See Part II, Item 1 – Legal Proceedings – Opacity Notice for a related discussion).  OG&E is evaluating its response to the notice and cannot predict at this time what, if any, further actions may be necessary as a result of the notice.  The EPA could seek to require OG&E to install additional pollution control equipment and pay fines and penalties as a result of the allegations in the notice of violation.  Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation.

Water Intakes

In March 2011, the EPA proposed rules pursuant to Section 316(b) of the Federal Clean Water Act to address impingement and entrainment of aquatic organisms at existing cooling water intake structures.  When final rules are issued and implemented, additional capital and/or increased operating costs may be incurred.  The costs of complying with the final water intake standards are not currently determinable, but could be significant.

For additional information regarding contingencies relating to environmental laws and regulations, see Note 13 of Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Except as set forth below, the market risks set forth in Part II, Item 7A of the Company’s 2010 Form 10-K appropriately represent, in all material respects, the market risks affecting the Company.

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

Trading activities are conducted throughout the year subject to $2.5 million daily and monthly trading stop loss limits set by the Risk Oversight Committee.  The loss exposure from trading activities is measured primarily using VaR, which estimates the potential losses the trading activities could incur over a specified time horizon and confidence level.  Currently, the Company utilizes the variance/co-variance method for calculating VaR, assuming a 95 percent confidence level.  The VaR limit set by the Risk Oversight Committee for the Company’s trading activities is currently $1.5 million.  These limits are designed to mitigate the possibility of trading activities having a material adverse effect on the Company’s operating income.

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk created by trading activities.  The value of trading positions is a summation of the fair values calculated for each net commodity position based upon quoted market prices.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent adverse change in quoted market prices.  The result of this analysis, which may differ from actual results, reflects net commodity price risk to be $0.3 million at March 31, 2011.  This amount represents the Company’s exposure, net of the ArcLight group’s proportional share.

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

A sensitivity analysis has been prepared to estimate the Company’s exposure to the commodity price risk of the Company’s non-trading activities. The Company’s daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries.  Quoted market prices are not available for all of the Company’s non-trading positions; therefore, the value of non-trading positions is a summation of the forecasted values calculated for each commodity based upon internally generated forward price curves.  Market risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent adverse change in such prices over the next 12 months.  The result of this analysis, which may differ from actual results, reflects net commodity price risk to be $35.7 million at March 31, 2011.  This amount represents the Company’s exposure, net of the ArcLight group’s proportional share.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2010 Form 10-K for a description of certain legal proceedings presently pending.  Except as set forth below, there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

1.        Opacity Notice.  On March 18, 2011, OG&E received notice from the GCELC of its intent to file a lawsuit against OG&E.  The notice was filed pursuant to the citizen suit provision of the Federal Clean Air Act and related to alleged violations of Federal and state opacity standards from March 18, 2006 to present at OG&E’s Muskogee and Sooner generation stations.  GCELC is seeking both injunctive relief to enjoin excess emissions from OG&E’s Muskogee and Sooner generation stations and the assessment of civil penalties for alleged past violations of the applicable opacity limits. OG&E and the ODEQ have been engaging in discussions about these alleged opacity violations for several years, and while OG&E has denied that these events constitute violations of Federal and state standards, both parties continue to work toward resolution of the issue. If the ODEQ files a lawsuit on the alleged opacity violations before May 17, 2011, the GCELC will be prohibited from filing its lawsuit, although it may intervene in any such ODEQ lawsuit. At the present time, the Company does not believe that the resolution of this matter will have a material effect on its consolidated financial position, but Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation.

Item 1A.  Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2010 Form 10-K, which are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The shares indicated below represent shares of Company common stock purchased on the open market by the trustee for the Company’s qualified defined contribution retirement plan and reflect shares purchased with employee contributions as well as the portion attributable to the Company’s matching contributions.

			Total Number of Shares	Approximate Dollar Value of
	Total Number of	Average Price Paid	Purchased as Part of	Shares that May Yet Be
Period	Shares Purchased	per Share	Publicly Announced Plan	Purchased Under the Plan
1/1/11 – 1/31/11	54,800	$45.62	N/A	N/A
2/1/11 – 2/28/11	18,500	$45.99	N/A	N/A
3/1/11 – 3/31/11	27,800	$48.48	N/A	N/A
N/A – not applicable

Item 6.  Exhibits.

Exhibit No.	Description
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer

May 5, 2011