Form 10-Q
period 2012-03-31
OGE ENERGY CORP.
filed 2012-05-03
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

At March 31, 2012, there were 98,591,411 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
Atoka	Atoka Midstream LLC joint venture
BART	Best Available Retrofit Technology
Company	OGE Energy, collectively with its subsidiaries
Cordillera	Cordillera Energy Partners III, LLC
Crossroads	OG&E's Crossroads wind farm in Dewey County, Oklahoma
Dry Scrubbers	Dry flue gas desulfurization units with Spray Dryer Absorber
EBITDA	Earnings before Interest, Taxes, Depreciation and Amortization
Enogex	OGE Holdings, collectively with its subsidiaries
Enogex LLC	Enogex LLC, collectively with its subsidiaries
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
MW	Megawatt
MWH	Megawatt-hour
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OER	OGE Energy Resources LLC, wholly-owned subsidiary of Enogex LLC
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and parent company of Enogex Holdings
Oxbow	Oxbow Midstream, LLC
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
SIP	State implementation plan
SO2	Sulfur dioxide
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in the Company's 2011 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to the Company's 2011 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions except per share data)	2012	2011
OPERATING REVENUES
Electric Utility operating revenues	$426.7	$422.1
Natural Gas Midstream Operations operating revenues	414.0	418.4
Total operating revenues	840.7	840.5
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	183.6	207.5
Natural Gas Midstream Operations cost of goods sold	301.7	325.7
Total cost of goods sold	485.3	533.2
Gross margin on revenues	355.4	307.3
OPERATING EXPENSES
Other operation and maintenance	147.6	138.3
Depreciation and amortization	86.6	74.0
Impairment of assets	0.2	—
Gain on insurance proceeds	(7.5)	—
Taxes other than income	30.2	27.1
Total operating expenses	257.1	239.4
OPERATING INCOME	98.3	67.9
OTHER INCOME (EXPENSE)
Interest income	—	0.1
Allowance for equity funds used during construction	1.9	4.4
Other income	7.7	6.3
Other expense	(1.9)	(2.3)
Net other income	7.7	8.5
INTEREST EXPENSE
Interest on long-term debt	39.2	35.4
Allowance for borrowed funds used during construction	(1.1)	(2.3)
Interest on short-term debt and other interest charges	2.0	1.0
Interest expense	40.1	34.1
INCOME BEFORE TAXES	65.9	42.3
INCOME TAX EXPENSE	18.4	12.6
NET INCOME	47.5	29.7
Less: Net income attributable to noncontrolling interests	10.4	4.9
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$37.1	$24.8
BASIC AVERAGE COMMON SHARES OUTSTANDING	98.3	97.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	98.8	99.1
BASIC EARNINGS PER AVERAGE COMMON SHARE
ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.38	$0.25
DILUTED EARNINGS PER AVERAGE COMMON SHARE
ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.38	$0.25
DIVIDENDS DECLARED PER COMMON SHARE	$0.3925	$0.3750
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net income	$47.5	$29.7
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.4 million and $0.4 million, respectively	0.8	0.5
Amortization of prior service cost, net of tax of $0 and ($0.1) million, respectively	—	0.2
Postretirement plans:
Amortization of deferred net loss, net of tax of $0.3 million and $0.5 million, respectively	0.5	0.2
Amortization of deferred net transition obligation, net of tax of $0 and ($0.1) million, respectively	—	0.1
Amortization of prior service cost, net of tax of ($0.3) million and ($0.3) million, respectively	(0.5)	(0.6)
Prior service cost arising during the period, net of tax of $0 and $6.2 million, respectively	—	10.7
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of ($1.7) million and $3.2 million, respectively	(3.3)	6.6
Deferred commodity contracts hedging losses, net of tax of $0 and ($2.0) million, respectively	—	(5.1)
Deferred interest rate swaps hedging losses reclassified in net income, net of tax of $0.1 million and $0.1 million, respectively	0.1	0.1
Other comprehensive income (loss), net of tax	(2.4)	12.7
Comprehensive income	45.1	42.4
Less: Comprehensive income attributable to noncontrolling interest for sale of equity investment	—	(1.7)
Less: Comprehensive income attributable to noncontrolling interests	9.5	6.0
Total comprehensive income attributable to OGE Energy	$35.6	$38.1

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47.5	$29.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	86.6	74.0
Impairment of assets	0.2	—
Deferred income taxes and investment tax credits, net	18.4	12.6
Allowance for equity funds used during construction	(1.9)	(4.4)
Loss on disposition of assets	0.5	0.3
Gain on insurance proceeds	(7.5)	—
Stock-based compensation	(11.8)	(2.3)
Price risk management assets	(0.5)	0.7
Price risk management liabilities	(4.9)	3.2
Regulatory assets	5.6	6.0
Regulatory liabilities	(3.4)	2.8
Other assets	2.4	1.7
Other liabilities	5.2	1.3
Change in certain current assets and liabilities
Accounts receivable, net	54.8	8.1
Accrued unbilled revenues	6.0	6.3
Fuel, materials and supplies inventories	3.3	16.1
Gas imbalance assets	(4.0)	(2.1)
Fuel clause under recoveries	1.8	0.6
Other current assets	(6.3)	6.2
Accounts payable	(59.2)	(43.1)
Gas imbalance liabilities	(1.5)	1.4
Fuel clause over recoveries	31.5	(4.5)
Other current liabilities	(42.5)	(38.3)
Net Cash Provided from Operating Activities	120.3	76.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(311.1)	(195.0)
Reimbursement of capital expenditures	9.7	11.3
Proceeds from insurance	6.1	—
Proceeds from sale of assets	0.2	1.7
Net Cash Used in Investing Activities	(295.1)	(182.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	212.2	92.2
Issuance of common stock	3.7	4.1
Contributions from noncontrolling interest partners	—	73.5
Repayment of line of credit	—	(25.0)
Distributions to noncontrolling interest partners	(5.6)	(0.8)
Dividends paid on common stock	(38.5)	(36.6)
Net Cash Provided from Financing Activities	171.8	107.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3.0)	1.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4.6	2.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.6	$4.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.6	$4.6
Accounts receivable, less reserve of $2.5 and $3.8, respectively	269.2	322.5
Accrued unbilled revenues	53.3	59.3
Income taxes receivable	8.3	8.3
Fuel inventories	96.3	100.7
Materials and supplies, at average cost	88.3	87.2
Price risk management	4.1	3.5
Gas imbalances	5.8	1.8
Deferred income taxes	37.3	32.1
Fuel clause under recoveries	—	1.8
Other	37.2	30.9
Total current assets	601.4	652.7
OTHER PROPERTY AND INVESTMENTS, at cost	49.2	46.7
PROPERTY, PLANT AND EQUIPMENT
In service	10,597.4	10,315.9
Construction work in progress	501.6	499.0
Total property, plant and equipment	11,099.0	10,814.9
Less accumulated depreciation	3,394.4	3,340.9
Net property, plant and equipment	7,704.6	7,474.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	500.5	507.9
Intangible assets, net	134.6	137.0
Goodwill	39.4	39.4
Price risk management	0.2	0.3
Other	44.6	48.0
Total deferred charges and other assets	719.3	732.6
TOTAL ASSETS	$9,074.5	$8,906.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	March 31, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$489.3	$277.1
Accounts payable	304.8	388.0
Dividends payable	38.7	38.5
Customer deposits	68.8	67.6
Accrued taxes	26.2	42.3
Accrued interest	35.5	54.8
Accrued compensation	36.6	47.8
Price risk management	0.5	0.4
Gas imbalances	8.3	9.8
Fuel clause over recoveries	39.2	7.7
Other	67.4	64.5
Total current liabilities	1,115.3	998.5
LONG-TERM DEBT	2,737.3	2,737.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	365.6	360.8
Deferred income taxes	1,674.6	1,651.4
Deferred investment tax credits	5.5	6.1
Regulatory liabilities	237.0	230.7
Deferred revenues	40.7	40.8
Price risk management	—	0.1
Other	88.1	61.2
Total deferred credits and other liabilities	2,411.5	2,351.1
Total liabilities	6,264.1	6,086.7
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,022.3	1,035.3
Retained earnings	1,573.2	1,574.8
Accumulated other comprehensive loss, net of tax	(42.1)	(40.6)
Treasury stock, at cost	(0.3)	(6.2)
Total OGE Energy stockholders' equity	2,553.1	2,563.3
Noncontrolling interests	257.3	256.0
Total stockholders' equity	2,810.4	2,819.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,074.5	$8,906.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Comprehensive income (loss)
Net income	—	—	37.1	—	10.4	—	47.5
Other comprehensive income (loss), net of tax	—	—	—	(1.5)	(0.9)	—	(2.4)
Comprehensive income (loss)	—	—	37.1	(1.5)	9.5	—	45.1
Dividends declared on common stock	—	—	(38.7)	—	—	—	(38.7)
Issuance of common stock	—	3.7	—	—	—	—	3.7
Stock-based compensation and other	—	(16.7)	—	—	(2.6)	5.9	(13.4)
Distributions to noncontrolling interest partners	—	—	—	—	(5.6)	—	(5.6)
Balance at March 31, 2012	$1.0	$1,021.3	$1,573.2	$(42.1)	$257.3	$(0.3)	$2,810.4

Balance at December 31, 2010	$1.0	$968.2	$1,380.6	$(60.2)	$110.4	$—	$2,400.0
Comprehensive income (loss)
Net income	—	—	24.8	—	4.9	—	29.7
Other comprehensive income (loss), net of tax	—	—	—	13.3	(0.6)	—	12.7
Comprehensive income (loss)	—	—	24.8	13.3	4.3	—	42.4
Dividends declared on common stock	—	—	(36.7)	—	—	—	(36.7)
Issuance of common stock	—	4.1	—	—	—	—	4.1
Stock-based compensation	—	(2.4)	—	—	—	—	(2.4)
Contributions from noncontrolling interest partners	—	29.1	—	—	44.4	—	73.5
Distributions to noncontrolling interest partners	—	—	—	—	(0.8)	—	(0.8)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(11.2)	—	—	—	—	(11.2)
Balance at March 31, 2011	$1.0	$987.8	$1,368.7	$(46.9)	$158.3	$—	$2,468.9

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting, storing and marketing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle.  Enogex's operations are organized into three business segments: (i) natural gas transportation and storage, (ii) natural gas gathering and processing and (iii) natural gas marketing. At March 31, 2012, the Company indirectly owns an 81.3 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC, a Delaware single-member limited liability company.  The Company continues to consolidate Enogex Holdings in its Condensed Consolidated Financial Statements as OGE Energy has a controlling financial interest over the operations of Enogex Holdings.  Also, Enogex LLC holds a 50 percent ownership interest in Atoka.  The Company consolidates Atoka in its Condensed Consolidated Financial Statements as Enogex acts as the managing member of Atoka and has control over the operations of Atoka.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2012 and December 31, 2011, the results of its operations for the three months ended March 31, 2012 and 2011 and the results of its cash flows for the three months ended March 31, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2011 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2012	December 31, 2011
Regulatory Assets
Current
Fuel clause under recoveries	$—	$1.8
Other (A)	24.7	14.2
Total Current Regulatory Assets	$24.7	$16.0
Non-Current
Benefit obligations regulatory asset	$352.1	$359.2
Income taxes recoverable from customers, net	54.4	54.0
Smart Grid	39.4	37.2
Deferred storm expenses	21.7	23.8
Unamortized loss on reacquired debt	13.9	14.2
Deferred Pension expenses	7.9	9.1
Other	11.1	10.4
Total Non-Current Regulatory Assets	$500.5	$507.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$39.2	$7.7
Smart Grid rider over collections (B)	24.8	24.3
Other (B)	13.9	13.7
Total Current Regulatory Liabilities	$77.9	$45.7
Non-Current
Accrued removal obligations, net	$211.2	$208.2
Pension tracker	25.8	22.5
Total Non-Current Regulatory Liabilities	$237.0	$230.7

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

Management continuously monitors the future recoverability of regulatory assets.  When in management's judgment future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.  If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets, which could have significant financial effects.

Business Combination

As previously reported in the Company's 2011 Form 10-K, on September 23, 2011, Enogex entered into the following agreements: an agreement with Cordillera, Oxbow and West Canadian Midstream LLC pursuant to which Enogex agreed to acquire 100 percent of the membership interest in Roger Mills Gas Gathering, LLC, an Oklahoma limited liability company that owns an approximately 60-mile natural gas gathering system located in Roger Mills County and Ellis County, Oklahoma; an agreement with Cordillera and Oxbow pursuant to which Enogex agreed to acquire an approximately 30-mile natural gas gathering system located in Roger Mills County, Oklahoma; and agreements with Cordillera and other producers pursuant to which such producers agreed to provide Enogex with long-term acreage dedication in the area served by the gathering systems encompassing approximately 100,000 net acres. The gathering systems are located in the Granite Wash area. The aggregate purchase price for these transactions was $200.4 million, which was paid in cash primarily from contributions from OGE Energy and the ArcLight group as well as cash generated from operations and bank borrowings. The transactions closed on November 1, 2011. During the three months ended March 31, 2012, the purchase price allocation for this transaction was finalized and no adjustments were required to the previously reported purchase price allocation in the Company's 2011 Form 10-K.

Property, Plant and Equipment

Enogex Cox City Plant Fire

On December 8, 2010, a fire occurred at Enogex's Cox City natural gas processing plant destroying major components of one of the four processing trains, representing 120 MMcf/d of the total 180 MMcf/d of capacity, at that facility. The damaged train was replaced and the facility was returned to full service in September 2011. The total cost necessary to return the facility back to full service was $29.6 million. In the fourth quarter of 2011, Enogex received a partial insurance reimbursement of $7.4 million and recognized a gain of $3.0 million on insurance proceeds. In March 2012, Enogex reached a settlement agreement with its insurers in this matter. As a result of the settlement agreement, Enogex received additional reimbursements of $6.1 million during the three months ended March 31, 2012 and $1.5 million in April 2012. Enogex recognized a gain of $7.5 million on insurance proceeds during the three months ended March 31, 2012.

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

(In millions)
Balance at January 1, 2012	$24.8
Accretion expense	0.4
Revisions in estimated cash flows	26.7
Balance at March 31, 2012	$51.9

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 attributable to OGE Energy. At both March 31, 2012 and December 31, 2011, there was no accumulated other comprehensive loss related to Enogex's noncontrolling interest in Atoka.

	March 31,	December 31,
(In millions)	2012	2011
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$(41.3)	$(42.1)
Prior service cost	(0.1)	(0.1)
Postretirement plans:
Net loss	(14.9)	(15.4)
Prior service cost	8.5	9.0
Net transition obligation	(0.1)	(0.1)
Deferred commodity contracts hedging gains	—	3.3
Deferred interest rate swaps hedging losses	(0.6)	(0.7)
Total accumulated other comprehensive loss	(48.5)	(46.1)
Less: Accumulated other comprehensive loss attributable to noncontrolling interests	(6.4)	(5.5)
Accumulated other comprehensive loss, net of tax	$(42.1)	$(40.6)

2.	Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board issued "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which reconciled differences between U.S. GAAP and International Financial Reporting Standards and clarified existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area.  The new standard requires additional disclosures relating to the valuation processes used by the Company related to its fair value measurements using significant unobservable inputs (Level 3), as well as the sensitivity of the fair value measurement to the changes in unobservable inputs. The new standard is applicable to all entities that are required or permitted to measure or disclose the fair value of an asset, a liability or an instrument classified in a reporting entity's shareholders' equity in the financial statements. The new standard is effective for interim and annual reporting periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption of this new standard was not permitted. The Company adopted this new standard effective January 1, 2012. The Company had no Level 3 assets or liabilities at March 31, 2012.

3.	Noncontrolling Interests

Pursuant to the Enogex Holdings LLC Agreement, Enogex Holdings makes quarterly distributions to its partners. The following table summarizes the quarterly distributions during the three months ended March 31, 2012.

(In millions)	OGE Holdings Portion	ArcLight group's Portion	Total Distribution
First quarter 2012	$24.4	$5.6	$30.0

Enogex LLC made no distributions during the three months ended March 31, 2012 to its Atoka partner, as there is no minimum distribution requirement related to Atoka.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 as well as reconcile the Company's commodity contracts fair value to PRM Assets and Liabilities on the Company's Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. There were no Level 3 investments held at March 31, 2012 or December 31, 2011.

March 31, 2012
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets (B)	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$52.8	$54.8	$—	$—
Significant other observable inputs (Level 2)	5.0	0.9	3.3	6.8
Total fair value	57.8	55.7	3.3	6.8
Netting adjustments	(53.5)	(55.2)	—	—
Total	$4.3	$0.5	$3.3	$6.8

December 31, 2011
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$57.1	$52.3	$—	$—
Significant other observable inputs (Level 2)	4.2	1.2	1.8	7.8
Total fair value	61.3	53.5	1.8	7.8
Netting adjustments	(57.5)	(53.0)	—	—
Total	$3.8	$0.5	$1.8	$7.8

(A)
The Company uses the market approach to fair value its gas imbalance assets and liabilities, using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices.

(B)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $2.5 million at March 31, 2012 with no comparable item at December 31, 2011, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(C)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1.5 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The following table summarizes the Company's assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011. There were no Level 3 investments held at March 31, 2012 or December 31, 2011.

Commodity Contracts
(In millions)	Assets
Balance at January 1	$13.3
Total gains or losses
Included in other comprehensive income	(4.8)
Settlements	(3.3)
Balance at March 31	$5.2

The following table summarizes the fair value and carrying amount of the Company's financial instruments, including derivative contracts related to the Company's PRM activities, at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Price Risk Management Assets
Energy Derivative Contracts	$4.3	$4.3	$3.8	$3.8
Price Risk Management Liabilities
Energy Derivative Contracts	$0.5	$0.5	$0.5	$0.5
Long-Term Debt
OG&E Senior Notes	$1,903.9	$2,301.7	$1,903.8	$2,383.8
OGE Energy Senior Notes	99.8	106.4	99.8	108.5
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Enogex LLC Senior Notes	448.2	490.7	448.1	497.9
Enogex LLC Revolving Credit Agreement	150.0	150.0	150.0	150.0

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

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing, pipeline and storage operations (operational gas hedges).  The Company also designates as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Enogex had no instruments designated as cash flow hedges at March 31, 2012.

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

At March 31, 2012 and December 31, 2011, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in OER's asset management, marketing and trading activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At March 31, 2012, the Company had the following derivative instruments that were not designated as hedging instruments.

(In millions)	Gross Notional Volume (A)
	Purchases	Sales
Natural gas (B)
Physical (C)(D)	10.6	42.6
Fixed Swaps/Futures	69.8	70.7
Options	16.0	13.0
Basis Swaps	25.8	28.0

(A)	Natural gas in MMBtu's.

(B)
92.6 percent of the natural gas contracts have durations of one year or less, 2.9 percent have durations of more than one year and less than two years and 4.5 percent have durations of more than two years.

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

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at March 31, 2012 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.1	$0.1
	Other Current Assets	53.2	55.0
Physical Purchases/Sales	Current PRM	4.1	0.5
	Non-Current PRM	0.2	—
Financial Options	Other Current Assets	0.2	0.1
Total (A)		$57.8	$55.7

(A)	See Note 4 for a reconciliation of the Company's total derivatives fair value to the Company's Condensed Consolidated Balance Sheet at March 31, 2012.

The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at December 31, 2011 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$5.2	$0.3
Total		$5.2	$0.3

Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.4	$—
	Other Current Assets	49.9	49.9
Physical Purchases/Sales	Current PRM	3.1	0.4
	Non-Current PRM	0.3	0.1
Financial Options	Other Current Assets	2.4	2.8
Total		$56.1	$53.2
Total Gross Derivatives (A)		$61.3	$53.5

(A)	See Note 4 for a reconciliation of the Company's total derivatives fair value to the Company's Condensed Consolidated Balance Sheet at December 31, 2011.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$0.3	$5.2	$—
Total	$0.3	$5.2	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(2.4)
Natural Gas Financial Futures/Swaps	0.4
Total	$(2.0)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2011.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income into Income	Amount Recognized in Income
NGLs Financial Options	$(6.8)	$(2.5)	$—
Natural Gas Financial Futures/Swaps	(0.2)	(7.3)	—
Total	$(7.0)	$(9.8)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(2.1)
Natural Gas Financial Futures/Swaps	(0.2)
Total	$(2.3)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income into income (effective portion) and amounts recognized in income (ineffective portion) for the three months ended March 31, 2012 and 2011, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three months ended March 31, 2012 and 2011, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at March 31, 2012, the Company would have been required to post $0.5 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2012.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2012 and 2011 related to the Company's performance units and restricted stock.

	Three Months Ended
	March 31,
(In millions)	2012	2011
Performance units
Total shareholder return	$1.8	$1.7
Earnings per share	0.7	2.2
Total performance units	2.5	3.9
Restricted stock	0.2	0.2
Total compensation expense	$2.7	$4.1
Income tax benefit	$1.1	$1.5

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  During the three months ended March 31, 2012, there were 388,587 shares of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In November 2011 the Company purchased 120,000 shares of its common stock on the open market. During the three months ended March 31, 2012, 114,949 of these shares were used to payout Enogex's portion of earned performance units. During the three months ended March 31, 2012, there were 345 shares of restricted stock returned to the Company to satisfy tax liabilities. The Company received less than $0.1 million during the three months ended March 31, 2012 related to exercised stock options. The Company did not realize an income tax benefit for the tax deductions from the exercised stock options during the three months ended March 31, 2012 due to the Company being in a tax net operating loss position in 2012.

The following table summarizes the activity of the Company's stock-based compensation during the three months ended March 31, 2012.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	169,339	$51.82
Performance units (Earnings per share)	40,797	$47.63
Restricted stock	308	$52.37
Conversions
Performance units (Total shareholder return) (A)	291,294	N/A
Performance units (Earnings per share) (A)	97,100	N/A
(A) Performance units were converted based on a payout ratio of 200 percent of the target number of performance units granted in February 2009 and are included in the 388,587 and 114,949 shares of common stock issued during the three months ended March 31, 2012 as discussed above.

7.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2007 or state and local tax examinations by tax authorities for years prior to 2002.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with the production from its wind farms.  In addition, OG&E and Enogex earn Oklahoma state tax credits associated with their investments in electric generating and natural gas processing facilities which further reduce the Company's effective tax rate.

8.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 68,333 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2012 and received proceeds of $3.6 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At March 31, 2012, there were 2,300,710 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net Income Attributable to OGE Energy	$37.1	$24.8
Average Common Shares Outstanding
Basic average common shares outstanding	98.3	97.7
Effect of dilutive securities:
Contingently issuable shares (performance units)	0.5	1.4
Diluted average common shares outstanding	98.8	99.1
Basic Earnings Per Average Common Share
Attributable to OGE Energy Common Shareholders	$0.38	$0.25
Diluted Earnings Per Average Common Share
Attributable to OGE Energy Common Shareholders	$0.38	$0.25
Anti-dilutive shares excluded from earnings per share calculation	—	—

9.	Long-Term Debt

At March 31, 2012, the Company was in compliance with all of its debt agreements.

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds at various dates prior to the maturity.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.22% - 0.33%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21% - 0.34%	Muskogee Industrial Authority, January 1, 2025	32.4
0.20% - 0.31%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $489.3 million and $277.1 million at March 31, 2012 and December 31, 2011, respectively. The following table provides information regarding the Company's revolving credit agreements and available cash at March 31, 2012.

Revolving Credit Agreements and Available Cash
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$489.3	0.45%	(D)	December 13, 2016
OG&E (C)	400.0	2.2	0.53%	(D)	December 13, 2016
Enogex LLC (E)	400.0	150.0	1.62%	(D)	December 13, 2016
	1,550.0	641.5	0.72%
Cash	1.6	N/A	N/A		N/A
Total	$1,551.6	$641.5	0.72%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2012.

(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2012, there was $489.3 million in outstanding commercial paper borrowings.

(C)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2012, there was $2.2 million supporting letters of credit.

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

11.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2012	2011	2012	2011
Service cost	$4.5	$4.4	$0.3	$0.3
Interest cost	7.5	8.3	0.1	0.1
Expected return on plan assets	(11.5)	(11.4)	—	—
Amortization of net loss	5.9	4.8	0.1	0.1
Amortization of unrecognized prior service cost (A)	0.6	0.6	0.2	0.2
Net periodic benefit cost (B)	$7.0	$6.7	$0.7	$0.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $7.7 million and $7.4 million of net periodic benefit cost recognized during the three months ended March 31, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2012 and 2011 of $2.9 million and $2.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2012	2011
Service cost	$1.0	$0.9
Interest cost	3.0	3.1
Expected return on plan assets	(0.8)	(1.3)
Amortization of transition obligation	0.7	0.7
Amortization of net loss	5.1	4.6
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)
Net periodic benefit cost (B)	$4.9	$3.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.9 million of net periodic benefit cost recognized during the three months ended March 31, 2012, OG&E recognized an increase in postretirement medical expense of $0.4 million to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

Pension Plan Funding

The Company previously disclosed in its 2011 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2012. In April 2012, the Company contributed $35 million to its Pension Plan. No additional contributions are expected in 2012.

12.	Report of Business Segments

The Company's business is divided into four segments for financial reporting purposes.  These segments are as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing.  Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.  In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three months ended March 31, 2012 and 2011.

Three Months Ended March 31, 2012	Electric Utility	Transportation and Storage	Gathering and Processing	Marketing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$426.7	$79.1	$304.5	$130.0	$—	$(99.6)	$840.7
Cost of goods sold	195.5	43.5	217.9	127.2	—	(98.8)	485.3
Gross margin on revenues	231.2	35.6	86.6	2.8	—	(0.8)	355.4
Other operation and maintenance	110.6	10.8	30.1	2.2	(5.3)	(0.8)	147.6
Depreciation and amortization	59.7	5.2	17.8	0.4	3.5	—	86.6
Impairment of assets	—	—	0.2	—	—	—	0.2
Gain on insurance proceeds	—	—	(7.5)	—	—	—	(7.5)
Taxes other than income	21.1	4.7	2.5	0.1	1.8	—	30.2
Operating income (loss)	$39.8	$14.9	$43.5	$0.1	$—	$—	$98.3

Total assets	$6,632.8	$1,929.7	$1,574.1	$43.6	$257.7	$(1,363.4)	$9,074.5

Three Months Ended March 31, 2011	Electric Utility	Transportation and Storage	Gathering and Processing	Marketing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$422.1	$100.2	$266.7	$198.1	$—	$(146.6)	$840.5
Cost of goods sold	219.4	64.0	196.3	199.3	—	(145.8)	533.2
Gross margin on revenues	202.7	36.2	70.4	(1.2)	—	(0.8)	307.3
Other operation and maintenance	105.8	9.1	26.8	2.1	(4.7)	(0.8)	138.3
Depreciation and amortization	51.8	5.4	13.5	—	3.3	—	74.0
Taxes other than income	19.1	4.3	1.9	0.2	1.6	—	27.1
Operating income (loss)	$26.0	$17.4	$28.2	$(3.5)	$(0.2)	$—	$67.9

Total assets	$5,826.2	$1,345.6	$1,028.8	$73.4	$128.8	$(712.2)	$7,690.6

13.	Commitments and Contingencies

Except as set forth below and in Note 14, the circumstances set forth in Notes 16 and 17 to the Company's Consolidated Financial Statements included in the Company's 2011 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,391 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

OG&E Wind Farm Land Lease Agreements

OG&E has wind farm land operating leases for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their economic life. Future minimum payments for these operating leases are as follows:

(In millions)	2012	2013	2014	2015	2016	2017 and Beyond	Total
OG&E wind farm land leases	$2.0	$2.0	$2.1	$2.1	$2.1	$53.9	$64.2

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification. On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy does not believe the outcome will have a material impact on its financial position.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. Except as otherwise stated above, in Note 14 below, in Item 1 of Part II of this Form 10-Q, in Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company's 2011 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 17 to the Company's Consolidated Financial Statements included in the Company's 2011 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

OG&E Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project calls for OG&E to contract with NextEra Energy to build a 60 MW wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy will build, own and operate the wind farm and OG&E will purchase the electric output. The wind farm is expected to be in service by the end of 2012. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E will purchase the electric output of the wind farm and use that power to provide service to Oklahoma State University.

Southwest Power Pool Transmission/Substation Projects

In 2007, the Southwest Power Pool notified OG&E to construct 44 miles of a new 345 kilovolt transmission line originating at OG&E's existing Sooner 345 kilovolt substation and proceeding generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project). At the Oklahoma/Kansas Stateline, the line connects to the companion line constructed in Kansas by Westar Energy. The transmission line was placed in service in April 2012. The total capital expenditures associated with this project were $45 million.

In January 2009, OG&E received notification from the Southwest Power Pool to begin construction on 50 miles of a new 345 kilovolt transmission line and substation upgrades at OG&E's Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative assigned to OG&E the construction of 50 miles of line designated by the Southwest Power Pool to be built by Western Farmers Electric Cooperative.  The new line extends from OG&E's Sunnyside substation near Ardmore, Oklahoma, 123.5 miles to the Hugo substation owned by Western Farmers Electric Cooperative near Hugo, Oklahoma.  The transmission line was completed in April 2012. The total capital expenditures associated with this project were $157 million.

Pending Regulatory Matters

OG&E 2011 Oklahoma Rate Case Filing

As previously reported in the Company's 2011 Form 10-K, on July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E is requesting a return on equity of 11.0 percent based on a common equity percentage of 53 percent. Each 0.10 percent change in the requested return on equity affects the requested rate increase by $3.0 million. In its application, OG&E seeks to recover increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On November 9, 2011, the OCC Staff recommended a $6.2 million annual rate decrease based on a return on equity of 9.81 percent and a common equity percentage of 53 percent. The staff of the Oklahoma Attorney General recommended a return on equity of 9.818 percent and a common equity percentage of 49.5 percent. The staff of the Oklahoma

Attorney General did not recommend a specific revenue requirement, but OG&E believes that adoption of the staff of the Oklahoma Attorney General's recommendations would result in a rate decrease. The Oklahoma Industrial Electric Consumers recommended a $56 million annual rate decrease based on a return on equity of 9.5 percent and a common equity percentage of 48 percent. OG&E filed rebuttal testimony on November 29, 2011 on the revenue requirement testimony filed by the parties on November 9, 2011. On November 16, 2011, the parties filed cost-of-service and rate design testimony and OG&E filed rebuttal testimony in those areas on December 2, 2011. The hearing in this matter began on December 13, 2011 and discussions have continued throughout the first quarter of 2012. Currently, OG&E and the other parties to this matter are waiting on the recommendation from the administrative law judge. There is no statutory deadline for the administrative law judge to make the recommendation in this matter. After the administrative law judge makes the recommendation in this matter, OG&E expects to receive a final order from the OCC.

OG&E Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized and that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation. OG&E’s rebuttal testimony will be filed by May 8, 2012 and the hearing on the merits is scheduled to begin on June 21, 2012. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. OG&E believes that the recommendations of the witness for the Oklahoma Industrial Energy Consumers are without merit.

Enogex 2012 Fuel Filing

On February 24, 2012, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the upcoming fuel year (April 1, 2012 through March 31, 2013). The deadline for interventions and protests on the filing was March 27, 2012. Two parties intervened in the proceeding. A FERC order is pending.

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting, storing and marketing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle.  Enogex's operations are organized into three business segments: (i) natural gas transportation and storage, (ii) natural gas gathering and processing and (iii) natural gas marketing.  At March 31, 2012, the Company indirectly owns an 81.3 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC.

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

Summary of Operating Results
Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

Net income attributable to OGE Energy was $37.1 million, or $0.38 per diluted share, during the three months ended March 31, 2012 as compared to $24.8 million, or $0.25 per diluted share, during the same period in 2011. The increase in net income attributable to OGE Energy of $12.3 million, or 49.6 percent, during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to:

•
an increase in net income at OG&E of $5.7 million, or 89.1 percent, or $0.07 per diluted share of the Company's common stock, primarily due to a higher gross margin primarily due to the recovery of investments partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense; and

•
an increase in net income at Enogex of $6.2 million, or 33.0 percent, or $0.06 per diluted share of the Company's common stock, primarily due to higher gross margin related to increased gathering volumes associated with ongoing expansion projects, the acquisition of certain gas gathering assets in November 2011 and increased inlet volumes and a gain on insurance proceeds partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher income tax expense.

Recent Developments and Regulatory Matters

OG&E Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project calls for OG&E to contract with NextEra Energy to build a 60 MW wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy will build, own and operate the wind farm and OG&E will purchase the electric output. The wind farm is expected to be in service by the end of 2012. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E will purchase the electric output of the wind farm and use that power to provide service to Oklahoma State University.

OG&E Fuel Adjustment Clause Review for Calendar Year 2010
The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized and that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation. OG&E’s rebuttal testimony will be filed by May 8, 2012 and the hearing on the merits is scheduled to begin on June 21, 2012. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. OG&E believes that the recommendations of the witness for the Oklahoma Industrial Energy Consumers are without merit.

Enogex Cox City Plant Fire

On December 8, 2010, a fire occurred at Enogex's Cox City natural gas processing plant destroying major components of one of the four processing trains, representing 120 MMcf/d of the total 180 MMcf/d of capacity, at that facility. The damaged train was replaced and the facility was returned to full service in September 2011. The total cost necessary to return the facility back to full service was $29.6 million. In the fourth quarter of 2011, Enogex received a partial insurance reimbursement of $7.4 million and recognized a gain of $3.0 million on insurance proceeds. In March 2012, Enogex reached a settlement agreement with its insurers in this matter. As a result of the settlement agreement, Enogex received additional reimbursements of $6.1 million during the three months ended March 31, 2012 and $1.5 million in April 2012. Enogex recognized a gain of $7.5 million on insurance proceeds during the three months ended March 31, 2012.

Enogex Western Oklahoma / Texas Panhandle Gathering and Processing System Expansions

Enogex expects to expand its cryogenic processing plant currently under construction in Wheeler County, Texas from a processing capacity of 120 MMcf/d to 200 MMcf/d with the installation of additional residue compression facilities. This processing capacity is expected to be in service during the third quarter of 2012. The new plant will be supported by the installation of 9,400 horsepower of field compression, as well as 6,000 horsepower of inlet compression to facilitate additional flexibility in the operation of the Enogex "super-header" gathering system. The total capital expenditures associated with this project are expected to be $160 million.

In support of significant long-term acreage dedications from its customers in the area, Enogex continues to expand its gathering infrastructure in four counties of western Oklahoma. These expansions include the installation of 39,700 horsepower of low pressure compression and 245 miles of gathering pipe across the area. This infrastructure is currently under construction and is expected to be completed during the third quarter of 2012. The total capital expenditures associated with these expansions projects are expected to be $215 million.

Enogex expects to install a 200 MMcf/d cryogenic processing plant in Custer County, Oklahoma. The new plant will be supported by 6,000 horsepower of inlet compression and 25 miles of transmission pipeline. This plant is expected to be in service by the end of 2013.

In support of additional long-term acreage dedications from its customers in six counties in central and southern Oklahoma, Enogex is further expanding its gathering infrastructure. These expansions are planned to occur in phases, with the initial low pressure horsepower and gathering pipelines to serve the area expected to be constructed throughout the remainder of 2012.  The total capital expenditures associated with the initial phase of these projects are expected to be $75 million.

2012 Outlook

The Company previously had indicated that it would provide 2012 consolidated earnings guidance following a final order in OG&E's Oklahoma general rate case, which final order it had anticipated receiving during March 2012. As indicated above, the rate order has not yet been issued. Accordingly, the guidance herein does not incorporate any impacts from the rate proceeding.

The Company's 2012 earnings guidance is between approximately $337 million and $357 million of net income, or $3.40 to $3.60 per average diluted share.

Key assumptions for 2012 include:

Consolidated OGE

•	Approximately 99.1 million average diluted shares outstanding;

•	An effective tax rate of approximately 27 percent; and

•
A projected loss at the holding company between $1 million and $2 million, or $0.01 to $0.02 per diluted share, primarily due to interest expense relating to long and short-term debt borrowings partially offset by tax credits.

OG&E

The Company projects OG&E to earn approximately $258 million to $268 million or $2.60 to $2.70 per average diluted share in 2012 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.22 billion to $1.23 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	Approximately $40 million of gross margin is primarily attributed to regionally allocated transmission projects; and

•	Approximately $28 million of gross margin associated with the Crossroads wind farm;

•	Operating expenses of approximately $760 million to $770 million with operation and maintenance expenses approximately 58 percent of the total;

•	Interest expense of approximately $126 million which assumes a $3 million allowance for borrowed funds used during construction reduction to interest expense;

•	Allowance for equity funds used during construction of approximately $10 million; and

•	An effective tax rate of approximately 24 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

As indicated above, due to the pending outcome of the Oklahoma general rate case, the above guidance does not incorporate any impacts from the proceeding. Every $5 million change in rates is expected to impact net income approximately $3 million or $0.03 per average diluted share on an annualized basis, with the impact to 2012 earnings dependent on the timing of the final rate order. For additional information regarding the 2011 Oklahoma Rate Case Filing, see Note 14 of Notes to Condensed Consolidated Financial Statements.

Enogex

The Company's 2012 earnings projection for Enogex is unchanged and is between approximately $80 million to $95 million, or $0.80 to $0.95 per average diluted share, net of noncontrolling interest and is based on the following assumptions:

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

2013 Volume Projections for Enogex

•	Assumed increase of 10 to 15 percent in gathered volumes over 2012; and

•	Assumed increase of approximately 15 percent in processable* volumes over 2012.

* Processable volumes include condensate volumes which are captured in the gathering pipeline and therefore not included in plant inlet volumes.

EBITDA is a supplemental non-GAAP financial measure used by external users of the Company's financial statements such as investors, commercial banks and others; therefore, the Company has included the table below which provides a reconciliation of projected EBITDA to projected net income attributable to Enogex Holdings at the midpoint of Enogex Holdings' earnings assumptions for 2012, which does not include the effect of income taxes whereas OGE Energy's portion of Enogex Holdings' net income included in OGE Energy's earnings guidance does reflect the effect of income taxes. Enogex Holding's net income shown in the EBITDA table does not include the effect of income taxes because Enogex Holdings is a partnership and is not subject to income taxes. Each partner is responsible for paying their own income taxes. For a discussion of the reasons for the use of EBITDA, as well as its limitations as an analytical tool, see "Non-GAAP Financial Measure" below.
Reconciliation of projected EBITDA to projected net income attributable to Enogex Holdings

(In millions)	Twelve Months Ended December 31, 2012 (A)(B)
Net income attributable to Enogex Holdings	$176
Add:
Interest expense, net	32
Depreciation and amortization expense (C)	100
EBITDA	$308
OGE Energy's portion	$250
(A) Based on midpoint of Enogex Holdings' earnings guidance for 2012.
(B) As of November 1, 2010, Enogex Holdings' earnings are no longer subject to tax (other than Texas state margin taxes) and are taxable at the individual partner level.
(C) Includes amortization of certain customer-based intangible assets associated with the acquisition from Cordillera in November 2011, which is included in gross margin for financial reporting purposes.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three months ended March 31, 2012 as compared to the same period in 2011 and the Company's consolidated financial position at March 31, 2012. Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions except per share data)	2012	2011
Operating income	$98.3	$67.9
Net income attributable to OGE Energy	$37.1	$24.8
Basic average common shares outstanding	98.3	97.7
Diluted average common shares outstanding	98.8	99.1
Basic earnings per average common share attributable to OGE Energy common shareholders	$0.38	$0.25
Diluted earnings per average common share attributable to OGE Energy common shareholders	$0.38	$0.25
Dividends declared per common share	$0.3925	$0.3750

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended
	March 31,
(In millions)	2012	2011
OG&E (Electric Utility)	$39.8	$26.0
Enogex (Natural Gas Midstream Operations)
Transportation and storage	14.9	17.4
Gathering and processing	43.5	28.2
Marketing	0.1	(3.5)
Other Operations (A)	—	(0.2)
Consolidated operating income	$98.3	$67.9

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Operating revenues	$426.7	$422.1
Cost of goods sold	195.5	219.4
Gross margin on revenues	231.2	202.7
Other operation and maintenance	110.6	105.8
Depreciation and amortization	59.7	51.8
Taxes other than income	21.1	19.1
Operating income	39.8	26.0
Interest income	—	0.1
Allowance for equity funds used during construction	1.9	4.4
Other income	5.2	5.0
Other expense	0.7	0.6
Interest expense	30.9	26.1
Income tax expense	3.2	2.4
Net income	$12.1	$6.4
Operating revenues by classification
Residential	$169.6	$176.8
Commercial	99.9	98.2
Industrial	44.2	44.1
Oilfield	36.6	34.9
Public authorities and street light	39.4	38.3
Sales for resale	12.8	13.2
System sales revenues	402.5	405.5
Off-system sales revenues	8.9	9.4
Other	15.3	7.2
Total operating revenues	$426.7	$422.1
MWH sales by classification (In millions)
Residential	1.9	2.2
Commercial	1.5	1.5
Industrial	1.0	0.9
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.2	6.4
Off-system sales	0.4	0.3
Total sales	6.6	6.7
Number of customers	792,065	784,582
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.937	4.390
Coal	2.246	2.033
Total fuel	2.500	2.686
Total fuel and purchased power	2.735	3.048
Degree days (A)
Heating - Actual	1,382	1,904
Heating - Normal	1,798	1,963
Cooling - Actual	61	41
Cooling - Normal	13	8

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

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011.
OG&E's operating income increased $13.8 million, or 53.1 percent, during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to a higher gross margin offset by other operation and maintenance expense and higher depreciation and amortization expense.
Gross Margin
Gross margin was $231.2 million during the three months ended March 31, 2012 as compared to $202.7 million during the same period in 2011, an increase of $28.5 million, or 14.1 percent. The gross margin increased primarily due to:

•
an increased price variance, which included revenues from the recovery of investments, including the Crossroads wind farm, the Windspeed transmission line, Smart Grid, the OU Spirit wind farm and system hardening and higher revenues from sales and customer mix, which increased the gross margin by $24.1 million;

•
higher transmission revenue primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction, which increased the gross margin by $9.0 million;

•	higher demand and related revenues by non-residential customers in OG&E's service territory, which increased the gross margin by $2.5 million;

•	new customer growth in OG&E's service territory, which increased the gross margin by $1.9 million;

•	revenues from the Arkansas rate increase, which increased the gross margin by $1.4 million; and

•
higher revenues related to the renewal of the Arkansas Valley Electric Cooperative contract (see Note 17 of Notes to Consolidated Financial Statements in the Company's 2011 Form 10-K), which increased the gross margin by $1.0 million.

These increases in the gross margin were partially offset by milder weather in OG&E's service territory during the three months ended March 31, 2012, which decreased the gross margin by $11.5 million.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $143.1 million during the three months ended March 31, 2012 as compared to $171.1 million during the same period in 2011, a decrease of $28.0 million, or 16.4 percent, primarily due to lower natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $49.0 million during the three months ended March 31, 2012 as compared to $46.4 million during the same period in 2011, an increase of $2.6 million, or 5.6 percent, primarily due to an increase in purchases in the energy imbalance service market and short-term power purchases partially offset by a decrease in cogeneration costs.

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
Operating Expenses

Other operation and maintenance expenses were $110.6 million during the three months ended March 31, 2012 as compared to $105.8 million during the same period in 2011, an increase of $4.8 million, or 4.5 percent. The increase in other operation and maintenance expenses was primarily due to:

•
an increase of $3.1 million in salaries and wages expense primarily due to salary increases in 2012 and an increase in accrued vacation expense due to adopting a new vacation policy effective January 1, 2012;

•	an increase of $1.9 million allocated from the holding company partially due to higher contract technical and construction services and marketing and sales expense;

•	an increase of $1.4 million in contract professional services partially related to Smart Grid, which expenses are being recovered through a rider;

•	an increase of $1.2 million related to increased spending on vegetation management partially related to system hardening, which expenses are being recovered through a rider; and

•	an increase of $1.2 million in other marketing and sales expense related to demand-side management initiatives, which expenses are being recovered through a rider.

These increases in other operation and maintenance expenses were partially offset by a decrease of $3.8 million due to an increase in capitalized labor in 2012 as compared to 2011.

Depreciation and amortization expense was $59.7 million during the three months ended March 31, 2012 as compared to $51.8 million during the same period in 2011, an increase of $7.9 million, or 15.3 percent, primarily due to additional assets being placed in service, including Crossroads, which was fully in service in January 2012.

Taxes other than income was $21.1 million during the three months ended March 31, 2012 as compared to $19.1 million during the same period in 2011, an increase of $2.0 million, or 10.5 percent, primarily due to higher ad valorem taxes.

Additional Information
Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $1.9 million during the three months ended March 31, 2012 as compared to $4.4 million during the same period in 2011, a decrease of $2.5 million, or 56.8 percent, primarily due to higher levels of construction costs for Crossroads in 2011.

Interest Expense. Interest expense was $30.9 million during the three months ended March 31, 2012 as compared to $26.1 million during the same period in 2011, an increase of $4.8 million, or 18.4 percent, primarily due to a $3.2 million increase related to the issuance of long-term debt in May 2011 partially offset by a decrease of $1.2 million due to a higher allowance for borrowed funds used during construction primarily due to construction costs for Crossroads.

Income Tax Expense. Income tax expense was $3.2 million during the three months ended March 31, 2012 as compared to $2.4 million during the same period in 2011, an increase of $0.8 million, or 33.3 percent. The increase in income tax expense was primarily due higher pre-tax income during the three months ended March 31, 2012 as compared to the same period in 2011 partially offset by an increase in Federal renewable energy credits during the three months ended March 31, 2012 as compared to the same period in 2011.
Enogex (Natural Gas Midstream Operations)

Three Months Ended March 31, 2012	Transportation and Storage	Gathering and Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$79.1	$304.5	$130.0	$(84.0)	$429.6
Cost of goods sold	43.5	217.9	127.2	(83.3)	305.3
Gross margin on revenues	35.6	86.6	2.8	(0.7)	124.3
Other operation and maintenance	10.8	30.1	2.2	(0.9)	42.2
Depreciation and amortization	5.2	17.8	0.4	—	23.4
Impairment of assets	—	0.2	—	—	0.2
Gain on insurance proceeds	—	(7.5)	—	—	(7.5)
Taxes other than income	4.7	2.5	0.1	—	7.3
Operating income (loss)	$14.9	$43.5	$0.1	$0.2	$58.7

Three Months Ended March 31, 2011	Transportation and Storage	Gathering and Processing	Marketing	Eliminations	Total
(In millions)
Operating revenues	$100.2	$266.7	$198.1	$(122.6)	$442.4
Cost of goods sold	64.0	196.3	199.3	(121.3)	338.3
Gross margin on revenues	36.2	70.4	(1.2)	(1.3)	104.1
Other operation and maintenance	9.1	26.8	2.1	(0.8)	37.2
Depreciation and amortization	5.4	13.5	—	—	18.9
Taxes other than income	4.3	1.9	0.2	—	6.4
Operating income (loss)	$17.4	$28.2	$(3.5)	$(0.5)	$41.6

Operating Data

	Three Months Ended
	March 31,
	2012	2011
Gathered volumes – TBtu/d	1.33	1.30
Incremental transportation volumes – TBtu/d (A)	0.52	0.52
Total throughput volumes – TBtu/d	1.85	1.82
Natural gas processed – TBtu/d	0.91	0.76
NGLs sold (keep-whole) – million gallons	37	42
NGLs sold (purchased for resale) – million gallons	155	112
NGLs sold (percent-of-liquids) – million gallons	6	6
NGLs sold (percent-of-proceeds) – million gallons	3	1
Total NGLs sold – million gallons	201	161
Average NGLs sales price per gallon	$0.99	$1.11
Average natural gas sales price per MMBtu	$2.80	$4.13

(A)	Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

Enogex's operating income increased $17.1 million, or 41.1 percent, during the three months ended March 31, 2012 as compared to the same period in 2011.  This increase was primarily due to increased gathering volumes associated with ongoing expansion projects and the acquisition of certain gas gathering assets in November 2011, increased inlet volumes resulting from the damaged train at the Cox City natural gas processing plant which was returned to full service in September 2011 after being damaged in a fire in December 2010, increased efficiencies from the South Canadian natural gas processing plant, which was placed in service in December 2011 and insurance proceeds received related to the damaged train at the Cox City natural gas processing plant discussed below. These increases were partially offset by lower average natural gas prices, higher other operation and maintenance expense and higher depreciation and amortization expense. In the normal course of Enogex's business, the operation of its gathering, processing and transportation assets results in the creation of physical natural gas long/short positions. These physical positions can result from gas imbalances, actual versus contractual settlement differences, fuel tracker obligations and natural gas received in-kind for compensation or reimbursements.  Enogex actively manages its monthly net position through either selling excess gas or purchasing additional gas needs from third parties through OER.  During the three months ended March 31, 2012, imbalance volume changes and realized margin on physical gas long/short positions increased the gross margin by $0.9 million, net of corresponding imbalance and fuel tracker obligations and the impact of the recovery of prior years' under-recovered fuel positions during the three months ended March 31, 2012.

Other operation and maintenance expense increased $5.0 million, or 13.4 percent, primarily due to:

•	increased payroll and benefits costs due to increased headcount to support business growth;

•	increased contract technical and professional services expense and materials and supplies expense due to an increase in non-capital projects during the three months ended March 31, 2012; and

•	increased rental expense due to growing demand for compression as Enogex's business expands.

These increases were partially offset by decreased costs for soil remediation projects.

Depreciation and amortization expense increased $4.5 million, or 23.8 percent, primarily due to additional assets placed in service throughout 2011 and the three months ended March 31, 2012.
Gain on insurance proceeds was $7.5 million during the three months ended March 31, 2012 with no comparable item during the same period in 2011. The gain on insurance proceeds was related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant which was returned to full service in September 2011 after being damaged in a fire in December 2010.

Transportation and Storage

The transportation and storage business contributed $35.6 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to $36.2 million during the same period in 2011, a decrease of $0.6 million or 1.7 percent.  The transportation operations contributed $31.7 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to $28.1 million during the same period in 2011.  The storage operations contributed $3.9 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to $8.1 million during the same period in 2011. Gross margin decreased primarily due to recording Enogex's natural gas storage inventory at the lower of cost or market value during the three months ended March 31, 2012, which decreased the gross margin by $4.0 million. This decrease was partially offset by:

•
recouping previously unrecognized fuel under recoveries during the three months ended March 31, 2012, which increased the gross margin by $1.9 million, net of imbalances and sales of physical natural gas long positions associated with transportation operations; and

•	higher transportation demand fees as a result of new contracts, which increased the gross margin by $1.6 million.

Other operation and maintenance expense for the transportation and storage business was $1.7 million, or 18.7 percent, higher during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to increased contract technical and professional services expense and materials and supplies expense due to an increase in non-capital projects during the three months ended March 31, 2012 and increased payroll and benefits costs.

Gathering and Processing

The gathering and processing business contributed $86.6 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to $70.4 million during the same period in 2011, an increase of $16.2 million, or 23.0 percent. The gathering operations contributed $30.8 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to $28.5 million during the same period in 2011.  The processing operations contributed $55.8 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to $41.9 million during the same period in 2011.

During the three months ended March 31, 2012, Enogex realized a higher gross margin in its gathering and processing operations primarily as the result of increased gathering volumes associated with ongoing expansion projects, primarily in the Granite Wash play and Cana/Woodford Shale play, which has added richer natural gas to Enogex's system, the acquisition of certain gas gathering assets in November 2011, increased inlet volumes resulting from the damaged train at the Cox City natural gas processing plant which was returned to full service in September 2011 after being damaged in a fire in December 2010 and increased efficiencies from the South Canadian natural gas processing plant, which was placed in service in December 2011. These increases were partially offset by lower average natural gas prices and the contract conversion of one of Enogex's five largest customer's Oklahoma production volumes to fixed fee effective July 1, 2011. Overall, the above factors resulted in an increased gross margin on keep-whole processing of $9.0 million and an increased gross margin on fixed-fee contracts of $2.4 million.

Other factors that contributed to the increase in the gathering and processing gross margin were:

•	an increase in condensate revenues associated with higher condensate prices and volumes, which increased the gross margin by $5.5 million; and

•	an increase in gathering fees associated with ongoing expansion projects and the acquisition of certain gas gathering assets in November 2011, which increased the gross margin by $2.7 million.

This increase in the gathering and processing gross margin was partially offset by:

•
an increase in the utilization of third-party processing as a result of the Atoka processing plant being taken out of service in August 2011 and increased activity from west side expansion projects, which decreased the gross margin by $3.2 million; and

•
lower volumes and realized margin on sales of physical natural gas long positions associated with gathering operations, which decreased the gross margin by $1.0 million, net of imbalances and fuel tracker obligations.

Other operation and maintenance expense for the gathering and processing business was $3.3 million, or 12.3 percent, higher during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to:

•	increased payroll and benefits costs due to increased headcount to support business growth;

•	increased contract technical and professional services expense and materials and supplies expense due to an increase in non-capital projects during the three months ended March 31, 2012; and

•	increased rental expense due to growing demand for compression as Enogex's business expands.

These increases were partially offset by decreased costs for soil remediation projects.

Marketing

The marketing business contributed $2.8 million of Enogex's consolidated gross margin during the three months ended March 31, 2012 as compared to a loss of $1.2 million during the same period in 2011, an increase in the gross margin of $4.0 million, primarily due to a higher realized margin on the sale of natural gas inventory from storage and associated hedging activity and recovering lower of cost or market adjustments recorded on the inventory in the second half of 2011, which increased the gross margin by $4.4 million. These increases were partially offset by recording Enogex's natural gas storage inventory at the lower of cost or market value during the three months ended March 31, 2012, which decreased the gross margin by $1.0 million.

 Enogex Consolidated Information

Interest Expense.  Enogex's consolidated interest expense was $7.6 million during the three months ended March 31, 2012 as compared to $6.4 million during the same period in 2011, an increase of $1.2 million, or 18.8 percent, primarily due to a higher outstanding balance under Enogex's revolving credit agreement during the three months ended March 31, 2012 as compared to the same period in 2011.

Income Tax Expense.  Enogex's consolidated income tax expense was $15.3 million during the three months ended March 31, 2012 as compared to $11.4 million during the same period in 2011, an increase of $3.9 million, or 34.2 percent, primarily due to higher pre-tax income during the three months ended March 31, 2012 as compared to the same period in 2011.

Noncontrolling Interest.  Enogex's net income attributable to noncontrolling interest was $10.4 million during the three months ended March 31, 2012 as compared to $4.8 million during the same period in 2011, an increase of $5.6 million, due to higher net income and the equity sale of membership interests in Enogex Holdings to the ArcLight group throughout 2011.

Non-GAAP Financial Measure
Enogex has included in this Form 10-Q the non-GAAP financial measure EBITDA. Enogex defines EBITDA as net income attributable to Enogex Holdings before interest, income taxes and depreciation and amortization. EBITDA is a supplemental non-GAAP financial measure used by external users of the Company's financial statements such as investors, commercial banks and others, to assess:

•	the financial performance of Enogex's assets without regard to financing methods, capital structure or historical cost basis;

•	Enogex's operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Enogex provides a reconciliation of EBITDA to its most directly comparable financial measure as calculated and presented in accordance with GAAP. The GAAP measure most directly comparable to EBITDA is net income attributable to Enogex Holdings. The non-GAAP financial measure of EBITDA should not be considered as an alternative to GAAP net income attributable to Enogex Holdings. EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. EBITDA should not be considered in isolation or as a substitute for analysis of Enogex's results as reported under GAAP. Because EBITDA excludes some, but not all, items that affect net income and is defined differently by different companies in Enogex's industry, Enogex's definition of EBITDA may not be comparable to a similarly titled measure of other companies.
To compensate for the limitations of EBITDA as an analytical tool, Enogex believes it is important to review the comparable GAAP measure and understand the differences between the measures.

Reconciliation of EBITDA to net income attributable to Enogex Holdings

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net income attributable to Enogex Holdings	$49.5	$34.5
Add:
Interest expense, net	7.6	6.4
Income tax expense (A)	0.1	—
Depreciation and amortization expense (B)	24.1	18.6
EBITDA	$81.3	$59.5
OGE Energy's portion	$66.1	$48.4
(A) As of November 1, 2010, Enogex Holdings' earnings are no longer subject to tax (other than Texas state margin taxes) and are taxable at the individual partner level.
(B) Includes amortization of certain customer-based intangible assets associated with the acquisition from Cordillera in November 2011, which is included in gross margin for financial reporting purposes.

Financial Condition

The balance of Accounts Receivable, Net was $269.2 million and $322.5 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $53.3 million, or 16.5 percent, primarily due to a decrease in OG&E's billings to customers reflecting milder weather in March 2012 as compared to December 31, 2011 and lower natural gas sales volumes and prices partially offset by the timing of customer payments received at Enogex.

The balance of Short-Term Debt was $489.3 million and $277.1 million at March 31, 2012 and December 31, 2011, respectively, an increase of $212.2 million, or 76.6 percent, primarily related to higher levels of capital expenditures in 2012 related to various transmission projects and Crossroads at OG&E and gathering and processing expansion projects at Enogex.

The balance of Accounts Payable was $304.8 million and $388.0 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $83.2 million, or 21.4 percent, primarily due to payments made in the first quarter of 2012 for projects accrued at December 31, 2011, the timing of outstanding checks clearing the bank and lower natural gas prices partially offset by higher natural gas volumes at OER.

The balance of Accrued Taxes was $26.2 million and $42.3 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $16.1 million, or 38.1 percent, primarily due to ad valorem tax payments in the first quarter of 2012.

The balance of Accrued Interest was $35.5 million and $54.8 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $19.3 million, or 35.2 percent, primarily due to the timing of interest payments on long-term debt in the first quarter of 2012 partially offset by interest accrued on long-term debt in the first quarter of 2012.

The balance of Fuel Clause Over Recoveries was $39.2 million and $7.7 million at March 31, 2012 and December 31, 2011, respectively, an increase of $31.5 million, primarily due to the fact that the amount billed to retail customers was higher than OG&E's cost of fuel. OG&E's fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances.

The balance of Other Deferred Liabilities was $88.1 million and $61.2 million at March 31, 2012 and December 31, 2011, respectively, an increase of $26.9 million, or 44.0 percent, primarily due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,391 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net cash provided from operating activities	$120.3	$76.3
Net cash used in investing activities	(295.1)	(182.0)
Net cash provided from financing activities	171.8	107.4

Operating Activities

The increase of $44.0 million, or 57.7 percent, in net cash provided from operating activities during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to higher fuel recoveries at OG&E in the first quarter of 2012 as compared to the same period in 2011 and an increase in cash received in 2012 from the recovery of investments including the Crossroads wind farm, the Windspeed transmission line, Smart Grid, the OU Spirit wind farm and system hardening.

Investing Activities

The increase of $113.1 million, or 62.1 percent, in net cash used in investing activities during the three months ended March 31, 2012 as compared to the same period in 2011 primarily related to higher levels of capital expenditures in 2012 related to various transmission projects and Crossroads at OG&E and gathering and processing expansion projects at Enogex.

Financing Activities

The increase of $64.4 million, or 60.0 percent, in net cash provided from financing activities during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to an increase in short-term debt borrowings during the three months ended March 31, 2012 as compared to the same period in 2011 and repayments of Enogex's line of credit during the three months ended March 31, 2011 partially offset by a contribution from the ArcLight group during the three months ended March 31, 2011.

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

(In millions)	2012	2013	2014	2015	2016
OG&E Base Transmission	$70	$50	$50	$50	$50
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	75	75	75	75	75
OG&E Other	20	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	340	315	315	315	315
OG&E Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kilovolt)	25	—	—	—	—
Sooner-Rose Hill (345 kilovolt)	5	—	—	—	—
Balanced Portfolio 3E Projects	110	180	50	—	—
Southwest Power Pool Priority Projects	20	200	115	—	—
Total Transmission Projects	160	380	165	—	—
Other Projects:
Smart Grid Program (A)	90	30	30	15	15
Crossroads	35	—	—	—	—
System Hardening	15	—	—	—	—
Total Other Projects	140	30	30	15	15
Total OG&E Known and Committed Projects	300	410	195	15	15
Total OG&E (B)	640	725	510	330	330
Enogex LLC Base Maintenance	60	60	60	60	60
Enogex LLC Known and Committed Projects:
Western Oklahoma / Texas Panhandle Gathering Expansion	280	105	5	5	5
Other Gathering Expansion	15	15	15	15	15
Total Enogex LLC Known and Committed Projects	295	120	20	20	20
Total Enogex LLC (C)	355	180	80	80	80
OGE Energy	15	10	10	10	10
Total capital expenditures	$1,010	$915	$600	$420	$420

(A)	These capital expenditures are net of the $130 million Smart Grid grant approved by the U.S. Department of Energy.

(B)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. OG&E has committed to install low NOX burners at the affected generating units at an estimated cost of $120 million, but the timing of the installation of such burners is uncertain. The SO2 emissions standards in the EPA's Federal implementation plan could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The Federal implementation plan is being challenged by OG&E and the state of Oklahoma. Neither the outcome of the challenge to the Federal implementation plan nor the timing of any required capital expenditures can be predicted with any certainty at this time, but such capital expenditures could be significant.

•
Compliance with Maximum Achievable Control Technology requirements due to the uncertainty regarding the approach and timing of such expenditures. OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at an estimated cost of $310 million, but the timing of such expenditures is uncertain.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" below.

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

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets and at Enogex LLC, will be evaluated based upon their impact upon achieving the Company's financial objectives.  The capital expenditure projections related to Enogex LLC in the table above reflect base market conditions at May 3, 2012 and do not reflect the potential opportunity for a set of growth projects that could materialize. Also, if drilling activity declines in the future, this could reduce Enogex's capital expenditures in the table above.

Pension Plan Funding

The Company previously disclosed in its 2011 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2012. In April 2012, the Company contributed $35 million to its Pension Plan. No additional contributions are expected in 2012.
Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings would not result in any defaults or accelerations.  Any future downgrade of the Company could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit. In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at March 31, 2012, the Company would have been required to post $0.5 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2012.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,550.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $489.3 million and $277.1 million at March 31, 2012 and December 31, 2011, respectively.  The weighted-average interest rate on short-term debt at March 31, 2012 was 0.45 percent.  The average balance of short-term debt during the three months ended March 31, 2012 was $402.8 million at a weighted-average interest rate of 0.44 percent. The maximum month-end balance of short-term debt during the three months ended March 31, 2012 was $500.2 million. At March 31, 2012, OG&E had $2.2 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At both March 31, 2012 and December 31, 2011, Enogex had $150.0 million in outstanding borrowings under its revolving credit agreement. As Enogex LLC's credit agreement matures on December 13, 2016, along with its intent in utilizing its credit agreement, borrowings thereunder are classified as long-term debt in the Company's Condensed Consolidated Balance Sheets.  At March 31, 2012, the Company had $908.5 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012.  At March 31, 2012, the Company had $1.6 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the valuation of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas transportation and storage, gathering and processing and marketing segments, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2011 Form 10-K.

Accounting Pronouncement
See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion of an accounting pronouncement that is applicable to the Company.
Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and the Company's 2011 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company's 2011 Form 10-K, for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E and Enogex are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's and Enogex's business activities in many ways, such as restricting the way it can handle or dispose of their wastes, requiring remedial action to mitigate pollution conditions that may be caused by their operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E and Enogex believe that their operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2011 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $120 million, but the timing of the installation of such burners is uncertain. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at four coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA rejected portions of the Oklahoma SIP and issued a Federal implementation plan. While the EPA accepted Oklahoma's BART determination for NOX in the SIP, it rejected the SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations.  In its place, the EPA is requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years.  OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units.  OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. OG&E and other parties also filed a petition for review of this determination in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012. OG&E filed a stay request in the U.S. Court of Appeals for the Tenth Circuit on April 4, 2012. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule requires 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule which makes six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E is required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule is currently being challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule and requested proposals for accelerated briefing. On February 6, 2012, the EPA issued a notice indicating that the supplemental rule is also included in the stay discussed above. In April 2012, the U.S. Court of Appeals heard oral arguments on this rule and have taken these under advisement. OG&E cannot predict the outcome of such challenges and is evaluating what emission controls would be necessary to meet the standards, its ability to comply with the standards in the timeframe proposed by the EPA and the associated costs, which could be significant.

Hazardous Air Pollutants Emission Standards

On December 16, 2011, the EPA signed the Maximum Achievable Control Technology regulations governing emissions of certain hazardous air pollutants from electric generating units. The final rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the regulations include work practice standards for dioxins and furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years after the effective date of the rule with a likely possibility of a one year extension. OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at an estimated capital cost of $310 million, but the timing of such expenditures is uncertain. The final rule has been appealed by several parties. OG&E is not a party to these appeals. OG&E cannot predict the outcome of any such appeals and is evaluating the regulations and what emission controls would be necessary to meet the standards and the associated costs, which could be significant.

Notice of Violation

In July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process.  In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. OG&E believes it has acted in full compliance with the Federal Clean Air Act and new source review process and is cooperating with the EPA.  On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects that occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits.  The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.  OG&E has met with the EPA regarding the notice but cannot predict at this time what, if any, further actions may be necessary as a result of the notice.  The EPA could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation.  Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation.

Climate Change and Greenhouse Gas Emissions

On June 3, 2010, the EPA issued a final rule that makes certain sources subject to permitting requirements for greenhouse gas emissions. This rule now requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources may have to install best available control technology to control greenhouse gas emissions pursuant to this rule. Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for greenhouse gas emissions from certain new and modified electric generating units and emissions guidelines for existing units over the next two years.  Pursuant to this settlement agreement, the EPA agreed to issue proposed rules during the fourth quarter of 2011 and final rules by mid-2012. On March 27, 2012, the EPA proposed a new source performance standards limit of 1,000 pounds of carbon dioxide per MWH.  The proposed limit would apply only to new sources.  The EPA did not propose standards for existing or modified sources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Company from that discussed in the Company's 2011 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I, Item 3 of the Company's 2011 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification. On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy does not believe the outcome will have a material impact on its financial position.

Item 1A.  Risk Factors.

There have been no significant changes in the Company's risk factors from those discussed in the Company's 2011 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the first quarter of 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
1/1/12-1/31/12	—		$—	N/A	N/A
2/1/12-2/29/12	345	(A)	$52.98	N/A	N/A
3/1/12-3/31/12	—		$—	N/A	N/A
(A) These shares were returned to the Company on behalf of certain participants receiving restricted stock to effectuate the payment of Federal and state income taxes on the award.
N/A - not applicable

Item 6.  Exhibits.

Exhibit No.	Description
10.01	Form of Performance Unit Agreement under the Company's 2008 Stock Incentive Plan.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

May 3, 2012