Form 10-Q
period 2012-09-30
OGE ENERGY CORP.
filed 2012-11-07
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

At September 30, 2012, there were 98,742,187 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
Atoka	Atoka Midstream LLC joint venture
BART	Best available retrofit technology
Chesapeake	Chesapeake Energy Marketing, Inc. and Chesapeake Exploration, L.L.C.
Company	OGE Energy, collectively with its subsidiaries
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
EBITDA	Enogex Holdings earnings before interest, taxes, depreciation and amortization
EER	Enogex Energy Resources LLC, wholly-owned subsidiary of Enogex LLC (prior to June 30, 2012, the legal name was OGE Energy Resources LLC)
Enogex	OGE Holdings, collectively with its subsidiaries
Enogex LLC	Enogex LLC, collectively with its subsidiaries
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and parent company of Enogex Holdings
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2012	2011	2012	2011
OPERATING REVENUES
Electric Utility operating revenues	$721.0	$774.8	$1,675.7	$1,765.6
Natural Gas Midstream Operations operating revenues	392.4	437.3	1,133.4	1,265.1
Total operating revenues	1,113.4	1,212.1	2,809.1	3,030.7
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	259.8	322.7	636.1	772.7
Natural Gas Midstream Operations cost of goods sold	279.8	335.8	798.1	969.1
Total cost of goods sold	539.6	658.5	1,434.2	1,741.8
Gross margin on revenues	573.8	553.6	1,374.9	1,288.9
OPERATING EXPENSES
Other operation and maintenance	147.1	147.4	447.7	432.3
Depreciation and amortization	93.0	77.1	270.1	225.8
Impairment of assets	—	5.0	0.3	5.0
Gain on insurance proceeds	—	—	(7.5)	—
Taxes other than income	29.7	24.4	84.7	76.0
Total operating expenses	269.8	253.9	795.3	739.1
OPERATING INCOME	304.0	299.7	579.6	549.8
OTHER INCOME (EXPENSE)
Interest income	0.4	0.2	0.5	0.4
Allowance for equity funds used during construction	1.3	5.9	4.9	16.1
Other income (loss)	2.2	(2.2)	12.3	11.1
Other expense	(5.6)	(6.4)	(11.1)	(12.2)
Net other income (expense)	(1.7)	(2.5)	6.6	15.4
INTEREST EXPENSE
Interest on long-term debt	40.2	37.4	118.3	108.6
Allowance for borrowed funds used during construction	(0.8)	(2.9)	(2.8)	(8.1)
Interest on short-term debt and other interest charges	2.2	1.0	6.6	3.6
Interest expense	41.6	35.5	122.1	104.1
INCOME BEFORE TAXES	260.7	261.7	464.1	461.1
INCOME TAX EXPENSE	68.3	80.3	122.6	140.7
NET INCOME	192.4	181.4	341.5	320.4
Less: Net income attributable to noncontrolling interests	6.9	2.7	25.0	13.9
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$185.5	$178.7	$316.5	$306.5
BASIC AVERAGE COMMON SHARES OUTSTANDING	98.7	98.0	98.5	97.9
DILUTED AVERAGE COMMON SHARES OUTSTANDING	99.1	99.3	98.9	99.2
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.88	$1.82	$3.21	$3.13
DILUTED EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.87	$1.80	$3.20	$3.09
DIVIDENDS DECLARED PER COMMON SHARE	$0.3925	$0.3750	$1.1775	$1.1250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net income	$192.4	$181.4	$341.5	$320.4
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.4, $0.3, $1.3 and $1.2, respectively	0.8	0.7	2.3	1.7
Amortization of prior service cost, net of tax of $0, $0, $0.1 and $0, respectively	—	0.1	0.1	0.3
Postretirement plans:
Amortization of deferred net loss, net of tax of $0.2, $0.2, $0.8 and $0.8, respectively	0.5	0.5	1.5	1.3
Amortization of deferred net transition obligation, net of tax of $0.1, $0, $0.1 and $0, respectively	0.1	—	0.1	0.1
Amortization of prior service cost, net of tax of ($0.3), ($0.2), ($0.8) and ($0.8), respectively	(0.5)	(0.5)	(1.4)	(1.4)
Prior service credit arising during the period, net of tax of $0, $0, $0 and $6.2, respectively	—	—	—	10.7
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of $0, $3.4, ($1.6) and $10.3, respectively	—	6.7	(3.6)	20.2
Deferred commodity contracts hedging gains (losses), net of tax of ($0.3), $0.1, ($0.5) and ($2.7), respectively	(0.5)	0.2	(0.5)	(6.3)
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0, $0.1 and $0.2, respectively	0.1	—	0.2	0.2
Other comprehensive income (loss), net of tax	0.5	7.7	(1.3)	26.8
Comprehensive income (loss)	192.9	189.1	340.2	347.2
Less: Comprehensive income attributable to noncontrolling interest for sale of equity investment	—	—	—	(1.7)
Less: Comprehensive income attributable to noncontrolling interests	6.9	4.2	24.1	17.7
Total comprehensive income attributable to OGE Energy	$186.0	$184.9	$316.1	$331.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341.5	$320.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	273.0	225.8
Impairment of assets	0.3	5.0
Deferred income taxes and investment tax credits, net	130.9	146.1
Allowance for equity funds used during construction	(4.9)	(16.1)
(Gain) loss on disposition and abandonment of assets	1.8	(2.8)
Gain on insurance proceeds	(7.5)	—
Stock-based compensation	(7.1)	3.4
Price risk management assets	2.7	0.1
Price risk management liabilities	(6.0)	12.0
Regulatory assets	17.5	9.6
Regulatory liabilities	(12.8)	0.6
Other assets	(3.1)	(5.4)
Other liabilities	(22.4)	(41.3)
Change in certain current assets and liabilities
Accounts receivable, net	(68.2)	(118.5)
Accrued unbilled revenues	(3.2)	(9.8)
Income taxes receivable	1.0	(3.6)
Fuel, materials and supplies inventories	13.7	61.5
Gas imbalance assets	(6.1)	(0.1)
Fuel clause under recoveries	1.0	(32.2)
Other current assets	(8.3)	7.1
Accounts payable	(81.5)	(40.9)
Gas imbalance liabilities	(7.8)	(1.1)
Fuel clause over recoveries	99.4	(21.4)
Other current liabilities	34.1	30.3
Net Cash Provided from Operating Activities	678.0	528.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(792.8)	(907.3)
Acquisition of gathering assets	(80.5)	—
Reimbursement of capital expenditures	28.2	37.2
Proceeds from insurance	7.6	—
Proceeds from sale of assets	0.9	17.8
Net Cash Used in Investing Activities	(836.6)	(852.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	250.0	246.3
Increase in short-term debt	178.5	144.0
Issuance of common stock	10.9	11.0
Contributions from noncontrolling interest partners	1.0	73.5
Distributions to noncontrolling interest partners	(10.3)	(12.8)
Dividends paid on common stock	(115.9)	(110.1)
Repayment of line of credit	(150.0)	(25.0)
Net Cash Provided from Financing Activities	164.2	326.9
NET INCREASE IN CASH AND CASH EQUIVALENTS	5.6	3.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4.6	2.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10.2	$5.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10.2	$4.6
Accounts receivable, less reserve of $2.8 and $3.8, respectively	390.6	322.5
Accrued unbilled revenues	62.5	59.3
Income taxes receivable	7.3	8.3
Fuel inventories	84.0	100.7
Materials and supplies, at average cost	90.9	87.2
Price risk management	1.0	3.5
Gas imbalances	7.9	1.8
Deferred income taxes	162.1	32.1
Fuel clause under recoveries	0.8	1.8
Other	39.2	30.9
Total current assets	856.5	652.7
OTHER PROPERTY AND INVESTMENTS, at cost	50.5	46.7
PROPERTY, PLANT AND EQUIPMENT
In service	11,318.5	10,315.9
Construction work in progress	269.4	499.0
Total property, plant and equipment	11,587.9	10,814.9
Less accumulated depreciation	3,490.1	3,340.9
Net property, plant and equipment	8,097.8	7,474.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	480.9	507.9
Intangible assets, net	129.7	137.0
Goodwill	39.4	39.4
Price risk management	0.1	0.3
Other	51.1	48.0
Total deferred charges and other assets	701.2	732.6
TOTAL ASSETS	$9,706.0	$8,906.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	September 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$455.6	$277.1
Accounts payable	280.7	388.0
Dividends payable	38.8	38.5
Customer deposits	69.5	67.6
Accrued taxes	65.9	42.3
Accrued interest	35.7	54.8
Accrued compensation	52.2	47.8
Price risk management	0.4	0.4
Gas imbalances	2.0	9.8
Fuel clause over recoveries	107.1	7.7
Other	88.0	64.5
Total current liabilities	1,195.9	998.5
LONG-TERM DEBT	2,848.4	2,737.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	336.7	360.8
Deferred income taxes	1,912.5	1,651.4
Deferred investment tax credits	4.5	6.1
Regulatory liabilities	243.6	230.7
Deferred revenues	40.4	40.8
Price risk management	—	0.1
Other	87.5	61.2
Total deferred credits and other liabilities	2,625.2	2,351.1
Total liabilities	6,669.5	6,086.7
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,034.6	1,035.3
Retained earnings	1,775.1	1,574.8
Accumulated other comprehensive loss, net of tax	(41.0)	(40.6)
Treasury stock, at cost	(0.1)	(6.2)
Total OGE Energy stockholders' equity	2,768.6	2,563.3
Noncontrolling interests	267.9	256.0
Total stockholders' equity	3,036.5	2,819.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,706.0	$8,906.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Comprehensive income (loss)
Net income	—	—	316.5	—	25.0	—	341.5
Other comprehensive income (loss), net of tax	—	—	—	(0.4)	(0.9)	—	(1.3)
Comprehensive income (loss)	—	—	316.5	(0.4)	24.1	—	340.2
Dividends declared on common stock	—	—	(116.2)	—	—	—	(116.2)
Issuance of common stock	—	10.9	—	—	—	—	10.9
Stock-based compensation and other	—	(11.6)	—	—	(2.9)	6.1	(8.4)
Contributions from noncontrolling interest partners	—	—	—	—	1.0	—	1.0
Distributions to noncontrolling interest partners	—	—	—	—	(10.3)	—	(10.3)
Balance at September 30, 2012	$1.0	$1,033.6	$1,775.1	$(41.0)	$267.9	$(0.1)	$3,036.5

Balance at December 31, 2010	$1.0	$968.2	$1,380.6	$(60.2)	$110.4	$—	$2,400.0
Comprehensive income (loss)
Net income	—	—	306.5	—	13.9	—	320.4
Other comprehensive income (loss), net of tax	—	—	—	24.7	2.1	—	26.8
Comprehensive income (loss)	—	—	306.5	24.7	16.0	—	347.2
Dividends declared on common stock	—	—	(110.3)	—	—	—	(110.3)
Issuance of common stock	—	11.0	—	—	—	—	11.0
Stock-based compensation	—	1.5	—	—	—	—	1.5
Contributions from noncontrolling interest partners	—	29.1	—	—	44.4	—	73.5
Distributions to noncontrolling interest partners	—	—	—	—	(12.8)	—	(12.8)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(11.2)	—	—	—	—	(11.2)
Balance at September 30, 2011	$1.0	$998.6	$1,576.8	$(35.5)	$158.0	$—	$2,698.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through three business segments:  (i) electric utility, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing.  All significant intercompany transactions have been eliminated in consolidation.

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle.  During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. This new organization is intended to facilitate the execution of Enogex's strategy through an enhanced focus on asset optimization and active management of its growing natural gas, NGLs and condensate positions. The operations of EER, including marketing and trading activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented. Enogex's operations are now organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing. At September 30, 2012, the Company indirectly owns an 81.3 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC, a Delaware single-member limited liability company.  The Company consolidates Enogex Holdings in its Condensed Consolidated Financial Statements as OGE Energy has a controlling financial interest over the operations of Enogex Holdings.  Also, Enogex LLC holds a 50 percent ownership interest in Atoka.  The Company consolidates Atoka in its Condensed Consolidated Financial Statements as Enogex acts as the managing member of Atoka and has control over the operations of Atoka.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and 2011 and the results of its cash flows for the nine months ended September 30, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2011 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2012	December 31, 2011
Regulatory Assets
Current
Crossroads rider under recovery (A)	$13.8	$2.5
Oklahoma demand program rider under recovery (A)	9.8	8.1
Fuel clause under recoveries	0.8	1.8
Other (A)	10.5	3.6
Total Current Regulatory Assets	$34.9	$16.0
Non-Current
Benefit obligations regulatory asset	$338.1	$359.2
Income taxes recoverable from customers, net	54.7	54.0
Smart Grid	42.2	37.2
Deferred storm expenses	14.4	23.8
Unamortized loss on reacquired debt	13.3	14.2
Deferred pension expenses	5.7	9.1
Other	12.5	10.4
Total Non-Current Regulatory Assets	$480.9	$507.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$107.1	$7.7
Smart Grid rider over recovery (B)	29.3	24.3
Other (B)	17.3	13.7
Total Current Regulatory Liabilities	$153.7	$45.7
Non-Current
Accrued removal obligations, net	$214.6	$208.2
Pension tracker	29.0	22.5
Total Non-Current Regulatory Liabilities	$243.6	$230.7

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

In accordance with the OCC order received by OG&E in July 2012 in its Oklahoma rate case, OG&E was allowed to begin amortizing a certain amount of Pension Plan expenses over a two-year period. These amounts have been included in the Pension tracker in the regulatory assets and liabilities table above.

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

Property, Plant and Equipment

Enogex Cox City Plant Fire

On December 8, 2010, a fire occurred at Enogex's Cox City natural gas processing plant destroying major components of one of the four processing trains, representing 120 MMcf/d of the total 180 MMcf/d of capacity, at that facility. The damaged train was replaced and the facility was returned to full service in September 2011. The total cost necessary to return the facility back to full service was $29.6 million. In the fourth quarter of 2011, Enogex received a partial insurance reimbursement of $7.4 million and recognized a gain of $3.0 million on insurance proceeds. In March 2012, Enogex reached a settlement agreement with its insurers in this matter. As a result of the settlement agreement, Enogex received additional reimbursements of $7.6 million during the nine months ended September 30, 2012. Enogex recognized a gain of $7.5 million on insurance proceeds during the nine months ended September 30, 2012.

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the nine months ended September 30, 2012.

(In millions)
Balance at January 1, 2012	$24.8
Liabilities incurred (A)	0.3
Accretion expense	1.6
Revisions in estimated cash flows (B)	26.7
Balance at September 30, 2012	$53.4
(A) Due to certain Enogex compression assets.
(B) Due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive loss at September 30, 2012 and December 31, 2011 attributable to OGE Energy. At both September 30, 2012 and December 31, 2011, there was no accumulated other comprehensive loss related to Enogex's noncontrolling interest in Atoka.

(In millions)	September 30, 2012	December 31, 2011
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$(39.8)	$(42.1)
Prior service cost	—	(0.1)
Postretirement plans:
Net loss	(13.9)	(15.4)
Prior service cost	7.6	9.0
Net transition obligation	—	(0.1)
Deferred commodity contracts hedging gains (losses)	(0.8)	3.3
Deferred interest rate swap hedging losses	(0.5)	(0.7)
Total accumulated other comprehensive loss	(47.4)	(46.1)
Less: Accumulated other comprehensive loss attributable to noncontrolling interests	(6.4)	(5.5)
Accumulated other comprehensive loss, net of tax	$(41.0)	$(40.6)

Reclassifications

As discussed in Note 12, during the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including marketing and trading activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented to conform to the 2012 presentation.

2.	Gas Gathering Acquisitions

On August 1, 2012, Enogex entered into agreements with Chesapeake Midstream Gas Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., wholly-owned subsidiaries of Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.P., respectively, pursuant to which Enogex agreed to acquire approximately 235 miles of natural gas gathering pipelines, right-of-ways and certain other midstream assets that provide natural gas gathering services in the greater Granite Wash area. The transactions closed on August 31, 2012. The aggregate purchase price for these transactions was approximately $80.5 million, including reimbursement for certain permitted capital expenditures incurred during the period beginning June 1, 2012 and ending August 31, 2012. Enogex utilized cash generated from operations and bank borrowings to fund the purchase. The purchase price is subject to certain post-closing adjustments. Enogex expects to complete the purchase price allocation for these transactions in the fourth quarter of 2012. In addition, Enogex also incurred acquisition-related costs of $3.8 million for sales tax, which are included in taxes other than income. Certain of the required accounting disclosures related to this transaction have been excluded from this Form 10-Q because it is impracticable to provide such disclosures when certain information is not yet available.
In connection with these agreements, Enogex entered into a gas gathering and processing agreement with Chesapeake effective September 1, 2012 pursuant to which Enogex will provide fee-based natural gas gathering, compression, processing and transportation services to Chesapeake with respect to certain acreage dedicated by Chesapeake. Enogex projects additional capital expenditures for the construction of gathering and compression assets associated with these agreements through the remainder of 2012 and 2013.

3.	Noncontrolling Interests

There were no contributions by OGE Holdings or the ArcLight group during the nine months ended September 30, 2012. The following table summarizes changes in OGE Holdings' and the ArcLight group's membership interest in Enogex Holdings for the 10 months ended October 31, 2012.

(In millions)	OGE Holdings	ArcLight group	Total
Balance at December 31, 2011 (units)	93.8	21.6	115.4
Ownership percentage at December 31, 2011	81.3%	18.7%	100.0%

Issuance of 5,294,118 units of Enogex Holdings (A)	2.7	2.6	5.3
Balance at October 31, 2012 (units)	96.5	24.2	120.7
Ownership percentage at October 31, 2012	79.9%	20.1%	100.0%
(A) Effective October 1, 2012, OGE Energy and the ArcLight group made contributions of $45.0 million each to fund a portion of Enogex LLC's 2012 capital requirements.

Pursuant to the Enogex Holdings LLC Agreement, Enogex Holdings makes quarterly distributions to its partners. The following table summarizes the quarterly distributions during the nine months ended September 30, 2012.

(In millions)	OGE Holdings Portion	ArcLight group's Portion	Total Distribution
First quarter 2012	$24.4	$5.6	$30.0
Second quarter 2012	10.1	2.4	12.5
Third quarter 2012	10.2	2.3	12.5
Total	$44.7	$10.3	$55.0

During the nine months ended September 30, 2012, Atoka's noncontrolling interest partner made contributions of $1.0 million to Atoka. Enogex LLC made no distributions during the nine months ended September 30, 2012 to its Atoka partner, as there is no minimum distribution requirement related to Atoka.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 as well as reconcile the Company's commodity contracts fair value to PRM Assets and Liabilities on the Company's Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. The Company held no Level 3 investments at September 30, 2012 or December 31, 2011.

September 30, 2012
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets (B)	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$12.6	$14.3	$—	$—
Significant other observable inputs (Level 2)	1.3	0.8	5.3	0.9
Total fair value	13.9	15.1	5.3	0.9
Netting adjustments	(12.8)	(14.7)	—	—
Total	$1.1	$0.4	$5.3	$0.9

December 31, 2011
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$57.1	$52.3	$—	$—
Significant other observable inputs (Level 2)	4.2	1.2	1.8	7.8
Total fair value	61.3	53.5	1.8	7.8
Netting adjustments	(57.5)	(53.0)	—	—
Total	$3.8	$0.5	$1.8	$7.8

(A)
The Company uses the market approach to fair value its gas imbalance assets and liabilities, using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices.

(B)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $2.6 million at September 30, 2012 with no comparable item at December 31, 2011, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(C)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1.1 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The following table summarizes the Company's assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011. There were no Level 3 investments held at September 30, 2012 or December 31, 2011.

Commodity Contracts
(In millions)	Assets
Balance at January 1	$13.3
Total gains or losses
Included in other comprehensive income	(4.8)
Settlements	(3.3)
Balance at March 31	5.2
Total gains or losses
Included in other comprehensive income	(1.0)
Settlements	(1.7)
Balance at June 30	2.5
Total gains or losses
Included in other comprehensive income	0.4
Settlements	(1.4)
Balance at September 30	$1.5

The following table summarizes the fair value and carrying amount of the Company's financial instruments, including derivative contracts related to the Company's PRM activities, at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PRM Assets
Energy Derivative Contracts	$1.1	$1.1	$3.8	$3.8
PRM Liabilities
Energy Derivative Contracts	$0.4	$0.4	$0.5	$0.5
Long-Term Debt
OG&E Senior Notes	$1,904.1	$2,394.3	$1,903.8	$2,383.8
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt (A)	10.7	10.4	—	—
OGE Energy Senior Notes	99.8	106.5	99.8	108.5
Enogex LLC Senior Notes	448.4	491.4	448.1	497.9
Enogex LLC Revolving Credit Agreement	—	—	150.0	150.0
Enogex LLC Term Loan	250.0	250.0	—	—
(A) In September 2012, OG&E purchased the electric distribution system at Tinker Air Force Base for $10.7 million and will begin making installment payments over a 50-year term. The fair value of this debt is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. Since the debt is valued using unobservable inputs, it is classified as Level 3 in the fair value hierarchy. This is a non-cash investing and financing activity.

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

•
natural gas swaps are used to manage Enogex's keep-whole natural gas exposure associated with its processing operations and Enogex's natural gas exposure associated with operating its gathering, transportation and storage assets; and

•
natural gas futures and swaps, natural gas options and natural gas commodity purchases and sales are used to manage Enogex's natural gas exposure associated with its storage and transportation contracts and marketing and trading activities.

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

Cash Flow Hedges

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (Loss) and recognized into earnings in the same period during which the hedged transaction affects earnings.  The ineffective portion of a derivative's change in fair value or hedge components excluded from the assessment of effectiveness is recognized currently in earnings. The Company measures the ineffectiveness of commodity cash flow hedges using the change in fair value method whereby the change in the expected future cash flows designated as the hedge transaction are compared to the change in fair value of the hedging instrument.  Forecasted transactions, which are designated as the hedged transaction in a cash flow hedge, are regularly evaluated to assess whether they continue to be probable of occurring.  If the forecasted transactions are no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings.

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing, pipeline and storage operations (operational gas hedges).  The Company also designates as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Enogex's cash flow hedges at September 30, 2012 mature by the end of the first quarter of 2013.

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

At September 30, 2012 and December 31, 2011, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated as Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in Enogex's asset management, marketing and trading activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

Quantitative Disclosures Related to Derivative Instruments

At September 30, 2012, the Company had the following derivative instruments that were designated as cash flow hedges.

(In millions)	2012 Gross Notional Volume (A)
Enogex hedges
Natural gas sales	2.9
(A) Natural gas in MMBtu's.

At September 30, 2012, the Company had the following derivative instruments that were not designated as hedging instruments.

(In millions)	Gross Notional Volume (A)
	Purchases	Sales
Natural gas (B)
Physical (C)(D)	5.1	36.5
Fixed Swaps/Futures	30.6	31.8
Options	1.8	1.8
Basis Swaps	7.1	7.2

(A)	Natural gas in MMBtu's.

(B)
95.1 percent of the natural gas contracts have durations of one year or less, 2.9 percent have durations of more than one year and less than two years and 2.0 percent have durations of more than two years.

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

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at September 30, 2012 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$—	$1.3
Total		$—	$1.3

Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.2	$0.1
	Other Current Assets	12.7	13.3
Physical Purchases/Sales	Current PRM	0.8	0.3
	Non-Current PRM	0.1	—
Financial Options	Other Current Assets	0.1	0.1
Total		$13.9	$13.8
Total Gross Derivatives (A)		$13.9	$15.1

(A)	See Note 4 for a reconciliation of the Company's total derivatives fair value to the Company's Condensed Consolidated Balance Sheet at September 30, 2012.

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

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended September 30, 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income (A)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.8)	$—	$—
Interest Rate Swap	$—	$(0.1)	$—
Total	$(0.8)	$(0.1)	$—
(A) The estimated net amount of gains or losses included in Accumulated Other Comprehensive Income (Loss) at September 30, 2012 that is expected to be reclassified into income within the next 12 months is a loss of $1.7 million.

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(2.7)
Natural Gas Financial Futures/Swaps	(0.2)
Total	$(2.9)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended September 30, 2011.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
NGLs Financial Options	$0.2	$(2.6)	$—
Natural Gas Financial Futures/Swaps	0.2	(7.5)	—
Interest Rate Swap	—	(0.1)	—
Total	$0.4	$(10.2)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(2.2)
Natural Gas Financial Futures/Swaps	0.2
Total	$(2.0)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the nine months ended September 30, 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income (A)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(1.0)	$5.2	$—
Interest Rate Swap	$—	$(0.3)	$—
Total	$(1.0)	$4.9	$—
(A) The estimated net amount of gains or losses included in Accumulated Other Comprehensive Income (Loss) at September 30, 2012 that is expected to be reclassified into income within the next 12 months is a loss of $1.7 million.

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(8.8)
Natural Gas Financial Futures/Swaps	0.8
Total	$(8.0)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the nine months ended September 30, 2011.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
NGLs Financial Options	$(9.0)	$(8.3)	$—
Natural Gas Financial Futures/Swaps	—	(22.2)	—
Interest Rate Swap	—	(0.3)	—
Total	$(9.0)	$(30.8)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(7.1)
Natural Gas Financial Futures/Swaps	(0.2)
Total	$(7.3)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the three and nine months ended September 30, 2012 and 2011, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three and nine months ended September 30, 2012 and 2011, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at September 30, 2012, the Company would have been required to post less than $0.1 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at September 30, 2012.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2012 and 2011 related to the Company's performance units and restricted stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Performance units
Total shareholder return	$1.9	$1.9	$5.7	$5.6
Earnings per share	0.7	0.8	2.0	3.7
Total performance units	2.6	2.7	7.7	9.3
Restricted stock	0.1	0.2	0.5	0.7
Total compensation expense	$2.7	$2.9	$8.2	$10.0
Income tax benefit	$1.0	$1.1	$3.2	$3.9

During the three and nine months ended September 30, 2012, there were 30,000 shares and 422,700 shares, respectively, of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In November 2011, the Company purchased 120,000 shares of its common stock on the open market. During the three months ended March 31, 2012, 114,949 of these shares were used to payout Enogex's portion of earned performance units. During the three and nine months ended September 30, 2012, there were 2,622 shares and 5,554 shares, respectively, of restricted stock returned to the Company to satisfy tax liabilities. The Company received $0.7 million and $0.8 million during the three and nine months ended September 30, 2012, respectively, related to exercised stock options. The Company did not realize an income tax benefit for the tax deductions from the exercised stock options during the three and nine months ended September 30, 2012 due to the Company being in a tax net operating loss position in 2012.

7.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2009 or state and local tax examinations by tax authorities for years prior to 2005.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms.  In addition, OG&E and Enogex earn Oklahoma state tax credits associated with their investments in electric generating and natural gas processing facilities which further reduce the Company's effective tax rate.

8.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 58,674 shares and 187,786 shares, respectively, of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2012 and received proceeds of $3.1 million and $10.0 million, respectively.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At September 30, 2012, there were 2,181,257 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net Income Attributable to OGE Energy	$185.5	$178.7	$316.5	$306.5
Average Common Shares Outstanding
Basic average common shares outstanding	98.7	98.0	98.5	97.9
Effect of dilutive securities:
Contingently issuable shares (performance units)	0.4	1.3	0.4	1.3
Diluted average common shares outstanding	99.1	99.3	98.9	99.2
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.88	$1.82	$3.21	$3.13
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.87	$1.80	$3.20	$3.09
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.	Long-Term Debt

At September 30, 2012, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.22% - 0.40%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21% - 0.41%	Muskogee Industrial Authority, January 1, 2025	32.4
0.20% - 0.47%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

Enogex Term Loan Agreement

On August 2, 2012, Enogex entered into a $250 million, three-year term loan agreement with a maturity date of August 2, 2015. The loan was used to fund capital expenditures and for working capital purposes.

10.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $455.6 million and $277.1 million at September 30, 2012 and December 31, 2011, respectively. The following table provides information regarding the Company's revolving credit agreements and available cash at September 30, 2012.

Revolving Credit Agreements and Available Cash
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$455.6	0.44%	(E)	December 13, 2016
OG&E (C)	400.0	2.2	0.53%	(E)	December 13, 2016
Enogex LLC (D)	400.0	—	—%	(E)	December 13, 2016
	1,550.0	457.8	0.44%
Cash	10.2	N/A	N/A		N/A
Total	$1,560.2	$457.8	0.44%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2012.

(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At September 30, 2012, there was $455.6 million in outstanding commercial paper borrowings.

(C)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At September 30, 2012, there was $2.2 million in letters of credit.

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

11.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2012 (B)	2011 (B)	2012 (C)	2011 (C)	2012 (B)	2011 (B)	2012 (C)	2011 (C)
Service cost	$4.5	$4.4	$13.5	$13.2	$0.3	$0.3	$0.8	$0.8
Interest cost	7.5	8.4	22.5	25.0	0.1	0.1	0.4	0.4
Expected return on plan assets	(11.5)	(11.4)	(34.5)	(34.1)	—	—	—	—
Amortization of net loss	6.0	4.8	17.9	14.4	0.1	0.1	0.3	0.3
Amortization of unrecognized prior service cost (A)	0.5	0.6	1.6	1.8	0.2	0.1	0.5	0.5
Net periodic benefit cost	$7.0	$6.8	$21.0	$20.3	$0.7	$0.6	$2.0	$2.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $7.7 million and $7.4 million of net periodic benefit cost recognized by the Company during the three months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2012 and 2011 of $1.9 million and $2.7 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $23.0 million and $22.3 million of net periodic benefit cost recognized by the Company during the nine months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during the nine months ended September 30, 2012 and 2011 of $7.6 million and $8.0 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012 (B)	2011 (B)	2012 (C)	2011 (C)
Service cost	$1.0	$0.8	$3.1	$2.6
Interest cost	2.9	3.2	8.9	9.4
Expected return on plan assets	(0.8)	(1.2)	(2.3)	(3.8)
Amortization of transition obligation	0.7	0.7	2.1	2.1
Amortization of net loss	5.2	4.6	15.4	13.7
Amortization of unrecognized prior service cost (A)	(4.1)	(4.2)	(12.4)	(12.4)
Net periodic benefit cost	$4.9	$3.9	$14.8	$11.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.9 million and $3.9 million of net periodic benefit cost recognized by the Company during the three months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2012 and 2011 of $0.1 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $14.8 million and $11.6 million of net periodic benefit cost recognized by the Company during the nine months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in postretirement medical expense during each of the nine months ended September 30, 2012 and 2011 of $0.8 million to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

12.	Report of Business Segments

Previously, the Company's business was divided into four segments as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including marketing and trading activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented. As a result of this change, the Company's business is now divided into three segments for financial reporting purposes as follows: (i) electric utility, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing. Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.  In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012	Electric Utility	Transportation and Storage	Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$721.0	$180.9	$326.2	$—	$(114.7)	$1,113.4
Cost of goods sold	271.8	145.4	237.9	—	(115.5)	539.6
Gross margin on revenues	449.2	35.5	88.3	—	0.8	573.8
Other operation and maintenance	108.6	11.6	30.7	(3.8)	—	147.1
Depreciation and amortization	63.5	5.7	20.8	3.0	—	93.0
Taxes other than income	19.1	3.7	6.1	0.8	—	29.7
Operating income (loss)	$258.0	$14.5	$30.7	$—	$0.8	$304.0

Total assets	$7,082.3	$2,170.6	$1,766.0	$300.2	$(1,613.1)	$9,706.0

Three Months Ended September 30, 2011	Electric Utility	Transportation and Storage	Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$774.8	$220.6	$304.9	$—	$(88.2)	$1,212.1
Cost of goods sold	334.7	178.7	233.2	—	(88.1)	658.5
Gross margin on revenues	440.1	41.9	71.7	—	(0.1)	553.6
Other operation and maintenance	108.3	14.7	28.8	(4.4)	—	147.4
Depreciation and amortization	54.9	5.2	13.4	3.6	—	77.1
Impairment of assets	—	—	5.0	—	—	5.0
Taxes other than income	18.2	3.6	1.8	0.8	—	24.4
Operating income (loss)	$258.7	$18.4	$22.7	$—	$(0.1)	$299.7

Total assets	$6,451.8	$1,672.4	$1,189.1	$229.0	$(1,163.5)	$8,378.8

Nine Months Ended September 30, 2012	Electric Utility	Transportation and Storage	Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,675.7	$468.4	$897.1	$—	$(232.1)	$2,809.1
Cost of goods sold	671.9	361.6	634.4	—	(233.7)	1,434.2
Gross margin on revenues	1,003.8	106.8	262.7	—	1.6	1,374.9
Other operation and maintenance	333.9	36.6	90.7	(13.5)	—	447.7
Depreciation and amortization	185.9	17.0	57.2	10.0	—	270.1
Impairment of assets	—	—	0.3	—	—	0.3
Gain on insurance proceeds	—	—	(7.5)	—	—	(7.5)
Taxes other than income	58.4	12.1	10.7	3.5	—	84.7
Operating income (loss)	$425.6	$41.1	$111.3	$—	$1.6	$579.6

Total assets	$7,082.3	$2,170.6	$1,766.0	$300.2	$(1,613.1)	$9,706.0

Nine Months Ended September 30, 2011	Electric Utility	Transportation and Storage	Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,765.6	$675.9	$860.7	$—	$(271.5)	$3,030.7
Cost of goods sold	808.4	564.8	640.4	—	(271.8)	1,741.8
Gross margin on revenues	957.2	111.1	220.3	—	0.3	1,288.9
Other operation and maintenance	324.3	39.4	81.9	(13.3)	—	432.3
Depreciation and amortization	158.8	16.4	40.4	10.2	—	225.8
Impairment of assets	—	—	5.0	—	—	5.0
Taxes other than income	56.1	11.4	5.3	3.2	—	76.0
Operating income (loss)	$418.0	$43.9	$87.7	$(0.1)	$0.3	$549.8

Total assets	$6,451.8	$1,672.4	$1,189.1	$229.0	$(1,163.5)	$8,378.8

13.	Commitments and Contingencies

Except as set forth below and in Note 14, the circumstances set forth in Notes 16 and 17 to the Company's Consolidated Financial Statements included in the Company's 2011 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

OGE Energy Noncancellable Operating Lease

On August 29, 2012, OGE Energy executed a five-year lease agreement for office space from September 1, 2013 to August 31, 2018. Future minimum payments for this operating lease are as follows:

(In millions)	2012	2013	2014	2015	2016	2017 and Beyond	Total
OGE Energy noncancellable operating lease	$—	$0.3	$0.8	$0.8	$0.8	$1.5	$4.2

OG&E Minimum Fuel Purchase Commitments

In 2012, through multiple requests for proposal, OG&E entered into various natural gas purchase contracts for natural gas supply covering November and December 2012 and multiple months in 2013. For the two-month period of November and December 2012, OG&E entered into contracts for 10 percent of its remaining 2012 annual forecasted natural gas requirements. OG&E has entered into multiple month term natural gas contracts for 25 percent of its 2013 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through additional requests for proposal in early to mid-2013, along with monthly and daily purchases, all of which are expected to be made at market prices.

During the three months ended September 30, 2012, OG&E entered into coal contracts for minimum purchases from January 2013 through December 2013 for $23.4 million.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and EER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and EER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and EER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss Enogex LLC and EER from the action. On September 19, 2012, the court issued a final order dismissing Enogex LLC and EER from this case. OGE Energy considers this case closed.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification. On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and EER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and EER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and EER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss Enogex LLC and EER from the action. On September 19, 2012, the court issued a final order dismissing Enogex LLC and EER from this case. OGE Energy considers this case closed.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 14 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company's 2011 Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

OG&E SPP Transmission Projects

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

As discussed below, the OCC approved a settlement agreement in OG&E's 2011 Oklahoma rate case filing that included an expedited procedure for recovering the costs of the two projects.  On July 31, 2012, OG&E filed an application with the OCC requesting an order authorizing recovery for the two projects through the SPP transmission systems additions rider. On October 2, 2012, all parties signed a settlement agreement in this matter which stated: (i) the parties agree not to oppose requested relief sought by OG&E, (ii) OG&E will host meetings to discuss the SPP’s transmission planning process, including any future transmission projects for which OG&E has received a notice to construct from the SPP, and (iii) there will be opportunities for parties to provide input related to transmission planning studies that the SPP performs to identify future transmission projects. On October 25, 2012, the OCC issued an order approving the settlement agreement and granting OG&E cost recovery for the two projects. OG&E initiated cost recovery beginning with the first billing cycle in November 2012.

OG&E 2011 Oklahoma Rate Case Filing

As previously reported in the Company's 2011 Form 10-K, on July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E requested a return on equity of 11.0 percent based on a common equity percentage of 53.0 percent. In its application, OG&E requested recovery of increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On July 2, 2012, OG&E and other parties associated with its rate increase reached a settlement agreement in this matter. Key terms of the settlement agreement include: (i) an annual net increase of approximately $4.3 million in OG&E's rates to its Oklahoma retail customers, (ii) OG&E's Oklahoma retail authorized return on equity will be 10.2 percent, (iii) the rate of return to be used under various recovery riders previously approved by the OCC, including riders for OG&E's smart grid implementation and Crossroads wind farm will be based on OG&E's actual debt and equity ratios as reflected in OG&E's application and a 10.2 percent return on equity, (iv) depreciation rates proposed by OG&E will be implemented in the same month new customer rates go into effect, (v) the pension and postretirement medical cost tracker will remain in effect, (vi) a procedure was established to expedite the recovery of the cost of specified high-voltage transmission projects and (vii) extension of funding for OG&E's system hardening program. On July 9, 2012, the OCC issued an order approving the settlement agreement in this matter. OG&E expects the impact of the rate increase on its customers and service territory to be minimal as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. OG&E implemented the new rates effective in early August.

OG&E Smart Grid Project

As previously reported, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement. On August 31, 2012, the APSC issued an order authorizing implementation of the rider beginning with the first billing cycle in September 2012 through December 2012.

OG&E Request for Prudence Determination and Waiver of Competitive Bid Rules for One-Year Extension of Enogex Gas Transportation and Storage Agreement

On August 9, 2012, OG&E filed an application with the OCC requesting: (i) an order finding that a one-year extension of OG&E's gas transportation and storage agreement with Enogex is prudent, (ii) a waiver of the OCC's competitive procurement rules and (iii) finding that the one-year extension of the gas transportation and storage agreement complies with the OCC's affiliate transaction rules. On September 14, 2012, OG&E filed a settlement agreement in which all parties to this matter agreed to the one-year extension of the Enogex contract and cost recovery from ratepayers at the rates currently in effect. On October 25, 2012, the OCC issued an order approving the settlement agreement.

Enogex 2011 Fuel Filing

On February 28, 2011, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West for the 2011 fuel year (April 1, 2011 through March 31, 2012).  Along with the revised fuel percentages, Enogex also requested authority to revise its statement of operating conditions to permanently change the annual filing date to February 28.  The deadline for interventions and protests to Enogex's filing was March 15, 2011, and no protests were filed.  On July 6, 2012, Enogex submitted a compliance filing to synchronize the 2011 fuel filing with the revised statement of operating conditions filed on May 31, 2012 in compliance with the FERC's order approving Enogex's 2011 Section 311 rate case settlement discussed above.  In October 2012, the FERC accepted Enogex's proposed zonal fuel percentages.

Enogex 2012 Fuel Filing

On February 24, 2012, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the 2012 fuel year (April 1, 2012 through March 31, 2013). The deadline for interventions and protests on the filing was March 27, 2012. Two parties intervened in the proceeding. On July 6, 2012, Enogex submitted a compliance filing to synchronize the 2012 fuel filing with the revised statement of operating conditions filed on May 31, 2012 in compliance with the FERC's order approving Enogex's 2011 Section 311 rate case settlement discussed above. In October 2012, the FERC accepted Enogex's proposed zonal fuel percentages.

Pending Regulatory Matters

OG&E Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. On May 8, 2012, OG&E filed rebuttal testimony supporting the appropriateness of OG&E's use of coal-fired generation during 2010, OG&E's practice regarding purchasing power and the appropriateness of OG&E's management actions related to the Sooner 2 outage. A hearing on the merits was conducted on July 17 and 18, 2012. The witness for the Oklahoma Attorney General offered no further testimony. The witness for the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E’s generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance for any of these expenses is warranted. A hearing in this matter is scheduled on November 8, 2012. OG&E expects to receive an order from the OCC in November 2012.

OG&E SPP Transmission Projects

On January 31, 2012, the SPP approved the Integrated Transmission Plan Near Term and Integrated Transmission Plan 10-year projects. These plans include two projects to be built by OG&E: (i) construction of 47 miles of transmission line from OG&E's Gracemont substation in a northwestern direction to a companion transmission line to be built by American Electric Power to its Elk City substation at an estimated cost of $75 million for OG&E, which is expected to be in service by early 2018, and (ii) construction of 126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southeastern direction to OG&E's Cimarron substation and construction of a new substation on this transmission line, the Mathewson substation, at an estimated cost of $210 million for OG&E, which is expected to be in service by early 2021. On April 9, 2012, OG&E received a notice to construct these projects from the SPP. On June 26, 2012, OG&E responded to the SPP that OG&E will construct the projects discussed above and is moving forward with more detailed cost estimates that must be reviewed and approved by the SPP.

Market-Based Rate Authority
On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rate sales outside the SPP's energy imbalance service market. A FERC order is pending.

OG&E Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 1, 2012. A procedural schedule has not been established in this matter.

OG&E Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. A hearing in this matter is scheduled to begin January 18, 2013. The OCC had previously authorized recovery of the Oklahoma portion of these costs.

Enogex FERC Section 311 2011 Rate Case

Enogex currently has two zones under its Section 311 rate structure - an East Zone and a West Zone. On January 28, 2011, Enogex submitted a new rate filing to the FERC to set the maximum rate for a new firm Section 311 transportation service in the West Zone of its system and to revise the currently effective maximum rates for Section 311 interruptible transportation service in the East Zone and West Zone.  Along with establishing the rate for a new firm service in the West Zone, Enogex's filing requested a decrease in the maximum interruptible zonal rates in the West Zone and to retain the currently effective rates for firm and interruptible services in the East Zone.  Enogex reserved the right to implement the higher rates for firm and interruptible services in the East Zone supported by the cost of service to the extent an expeditious settlement agreement in this matter cannot be reached in the proceeding.  Enogex proposed that the rates be placed into effect on March 1, 2011.  On January 10, 2012, Enogex filed a settlement agreement in this matter with the FERC. On May 4, 2012, the FERC issued an order approving the settlement agreement in this matter, subject to the submission of a compliance filing to place the settlement rates into effect as of March 1, 2011, which compliance filing was subsequently filed on May 31, 2012. The FERC also requested that Enogex file a revised statement of operating conditions, which was subsequently filed on May 31, 2012. As part of the settlement agreement in this matter, Enogex made refunds of $0.2 million to affected customers on June 15, 2012 and submitted a report to the FERC on July 6, 2012 showing the refund payment calculation. A FERC order is pending.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through three business segments:  (i) electric utility, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing.

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle.  During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. This new organization is intended to facilitate the execution of Enogex's strategy through an enhanced focus on asset optimization and active management of its growing natural gas, NGLs and condensate positions. The operations of EER, including marketing and trading activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented. Enogex's operations are now organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing. At September 30, 2012, the Company indirectly owns an 81.3 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC. As a result of contributions made by OGE Energy and the ArcLight group subsequent to September 30, 2012, the Company indirectly owns a 79.9 percent membership interest in Enogex Holdings at October 31, 2012.

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

Summary of Operating Results
Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

Net income attributable to OGE Energy was $185.5 million, or $1.87 per diluted share, during the three months ended September 30, 2012 as compared to $178.7 million, or $1.80 per diluted share, during the same period in 2011. The increase in net income attributable to OGE Energy of $6.8 million, or 3.8 percent, during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to:

•
an increase in net income at OG&E of $8.6 million, or 5.4 percent, or $0.09 per diluted share of the Company's common stock, primarily due to a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments, increased transmission revenue and new customer growth partially offset by milder weather in OG&E's service territory. The increase in gross margin was partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and lower allowance for equity funds used during construction; and

•
a decrease in net income attributable to Enogex of $1.4 million, or 7.3 percent, or $0.01 per diluted share of the Company's common stock, primarily due to higher depreciation and amortization expense, higher taxes other than income, higher interest expense and OGE Energy's membership interest in Enogex Holdings partially offset by a higher gross margin related to (i) increased gathering rates associated with ongoing expansion projects and from acquired gas gathering assets effective in November 2011 and September 2012 and (ii) increased inlet volumes partially offset by lower average natural gas prices and lower average NGLs prices. Also contributing to the increase in net income was an impairment related to the Atoka processing plant in 2011.

Non-Recurring Item. During the three months ended September 30, 2012, Enogex had a decrease in net income of $2.3 million related to sales taxes on the gas gathering acquisitions in August 2012, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, which Enogex does not consider to be reflective of its ongoing performance.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011

Net income attributable to OGE Energy was $316.5 million, or $3.20 per diluted share, during the nine months ended September 30, 2012 as compared to $306.5 million, or $3.09 per diluted share, during the same period in 2011. The increase in net income attributable to OGE Energy of $10.0 million, or 3.3 percent, during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to:

•
an increase in net income at OG&E of $9.1 million, or 3.7 percent, or $0.09 per diluted share of the Company's common stock, primarily due to a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory. The increase in gross margin was partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense, higher interest expense and lower allowance for equity funds used during construction; and

•
an increase in net income attributable to Enogex of $0.7 million, or 1.1 percent, or $0.01 per diluted share of the Company's common stock, primarily due to a higher gross margin related to (i) increased gathering rates and volumes associated with ongoing expansion projects and increased volumes from acquired gas gathering assets effective in November 2011 and September 2012 and (ii) increased inlet volumes partially offset by lower average natural gas prices and lower average NGLs prices. Also contributing to the increase in net income was a gain on insurance proceeds in 2012 and an impairment related to the Atoka processing plant in 2011. These increases in net income were partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense, lower other income primarily due to the recognition of a gain related to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in 2011, higher interest expense and OGE Energy's membership interest in Enogex Holdings.

Non-Recurring Items. During the nine months ended September 30, 2012, Enogex had an increase in net income of $4.6 million due to a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant partially offset by a decrease in net income of $2.3 million related to sales taxes on the gas gathering acquisitions in August 2012, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, which Enogex does not consider to be reflective of its ongoing performance. During the nine months ended September 30, 2011, Enogex had an increase in net income of $2.3 million relating to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011, which Enogex does not consider to be reflective of its ongoing performance.

Recent Developments and Regulatory Matters

OG&E SPP Transmission Projects

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

As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements, the OCC approved a settlement agreement in OG&E's 2011 Oklahoma rate case filing that included an expedited procedure for recovering the costs of the two projects.  On July 31, 2012, OG&E filed an application with the OCC requesting an order authorizing recovery for the two projects through the SPP transmission systems additions rider. On October 2, 2012, all parties signed a settlement agreement in this matter which stated: (i) the parties agree not to oppose requested relief sought by OG&E, (ii) OG&E will host meetings to discuss the SPP’s transmission planning process, including any future transmission projects for which OG&E has received a notice to construct from the SPP, and (iii) there will be opportunities for parties to provide input related to transmission planning studies that the SPP performs to identify future transmission projects. On October 25, 2012, the OCC issued an order approving the settlement agreement and granting OG&E cost recovery for the two projects. OG&E initiated cost recovery beginning with the first billing cycle in November 2012.

OG&E Request for Prudence Determination and Waiver of Competitive Bid Rules for One-Year Extension of Enogex Gas Transportation and Storage Agreement

On August 9, 2012, OG&E filed an application with the OCC requesting: (i) an order finding that a one-year extension of OG&E's gas transportation and storage agreement with Enogex is prudent, (ii) a waiver of the OCC's competitive procurement rules and (iii) finding that the one-year extension of the gas transportation and storage agreement complies with the OCC's affiliate transaction rules. On September 14, 2012, OG&E filed a settlement agreement in which all parties to this matter agreed to the one-year extension of the Enogex contract and cost recovery from ratepayers at the rates currently in effect. On October 25, 2012, the OCC issued an order approving the settlement agreement.

OG&E Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. On May 8, 2012, OG&E filed rebuttal testimony supporting the appropriateness of OG&E's use of coal-fired generation during 2010, OG&E's practice regarding purchasing power and the appropriateness of OG&E's management actions related to the Sooner 2 outage. A hearing on the merits was conducted on July 17 and 18, 2012. The witness for the Oklahoma Attorney General offered no further testimony. The witness for the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E’s generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance for any of these expenses is warranted. A hearing in this matter is scheduled on November 8, 2012. OG&E expects to receive an order from the OCC in November 2012.

OG&E Smart Grid Project

As previously reported, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement. On August 31, 2012, the APSC issued an order authorizing implementation of the rider beginning with the first billing cycle in September 2012 through December 2012.

Enogex Western Oklahoma / Texas Panhandle Gathering and Processing System Expansions

In August 2012, Enogex completed construction of its cryogenic processing plant in Wheeler County, Texas, which added 200 MMcf/d of rich gas processing capacity to Enogex's system, and is supported by the installation of 9,400 horsepower of field compression, as well as 6,000 horsepower of inlet compression to facilitate additional flexibility in the operation of Enogex's "super-header" gathering system. The remainder of the inlet compression facilities is expected to be in service during the second quarter of 2013.

In support of significant long-term acreage dedications from its customers in the area, Enogex has expanded its gathering infrastructure in western Oklahoma. These expansions include the installation of 39,700 horsepower of low pressure compression and 235 miles of gathering pipe across the area, which was completed during the third quarter of 2012.

In support of significant long-term acreage dedications from its customers in the area, Enogex is expanding its gathering infrastructure in southern Oklahoma. These expansions include approximately 90 miles of gathering pipeline and 22,000 horsepower of compression, which are expected to be in service by the end of the first quarter of 2013.

Enogex is constructing a 200 MMcf/d cryogenic processing plant in Custer County, Oklahoma. The new plant will be supported by 6,000 horsepower of inlet compression and four miles of transmission pipeline. This plant will be connected to the Enogex "super-header" gathering system and is expected to be in service by the end of 2013.

The capital expenditures related to the above projects are presented in the summary of capital expenditures for known and committed projects in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities."

Gas Gathering Acquisitions

On August 1, 2012, Enogex entered into agreements with Chesapeake Midstream Gas Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., wholly-owned subsidiaries of Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.P., respectively, pursuant to which Enogex agreed to acquire approximately 235 miles of natural gas gathering pipelines, right-of-ways and certain other midstream assets that provide natural gas gathering services in the greater Granite Wash area. The transactions closed on August 31, 2012. The aggregate purchase price for these transactions was approximately $80.5 million including reimbursement for certain permitted capital expenditures incurred during the period beginning June 1, 2012 and ending August 31, 2012. Enogex utilized cash generated from operations and bank borrowings to fund the purchase. The purchase price is subject to certain post-closing adjustments. Enogex expects to complete the purchase price allocation for these transactions in the fourth quarter of 2012. In addition, Enogex also incurred acquisition-related costs of $3.8 million for sales tax, which are included in taxes other than income. The Company believes that the transactions will provide Enogex with key new opportunities in the greater Granite Wash area.

In connection with these agreements, Enogex entered into a gas gathering and processing agreement with Chesapeake effective September 1, 2012 pursuant to which Enogex will provide fee-based natural gas gathering, compression, processing and transportation services to Chesapeake with respect to certain acreage dedicated by Chesapeake. Enogex projects additional capital expenditures for the construction of gathering and compression assets associated with these agreements through the remainder of 2012 and 2013.

The capital expenditures related to the above agreements are presented in the summary of capital expenditures for known and committed projects in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities."

2012 Outlook

The Company's 2012 earnings guidance is unchanged between approximately $337 million and $357 million of net income, or $3.40 to $3.60 per average diluted share. Certain key factors and assumptions previously disclosed have changed and are listed below. All other factors and assumptions are unchanged from those included in the earnings guidance in the Company's Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Key assumptions for 2012 include:

OG&E

The Company projects OG&E to earn at the upper end of the earnings guidance range between approximately $258 million to $268 million of net income, or $2.60 to $2.70 per average diluted share in 2012 assuming normal weather patterns for the remainder of the year. The primary reason for the change to the upper end of the earnings guidance was favorable weather experienced in the third quarter of 2012, which increased the gross margin by approximately $11 million.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Enogex

The Company's 2012 earnings projection for Enogex is unchanged and is between approximately $80 million to $95 million of net income, or $0.80 to $0.95 per average diluted share, net of noncontrolling interest, and is based on the following assumptions:

•	Key factors affecting the gathering gross margin forecast are:

•
Assumed increase of four to six percent (down from the previous forecast) of 10 to 12 percent in gathered volumes over 2011 due primarily to the delay in natural gas volume production from wells on certain Enogex acreage dedications.

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
(A) Based on midpoint of 2012 guidance.
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

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2012 as compared to the same period in 2011 and the Company's consolidated financial position at September 30, 2012. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2012	2011	2012	2011
Operating income	$304.0	$299.7	$579.6	$549.8
Net income attributable to OGE Energy	$185.5	$178.7	$316.5	$306.5
Basic average common shares outstanding	98.7	98.0	98.5	97.9
Diluted average common shares outstanding	99.1	99.3	98.9	99.2
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.88	$1.82	$3.21	$3.13
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.87	$1.80	$3.20	$3.09
Dividends declared per common share	$0.3925	$0.3750	$1.1775	$1.1250

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income, as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
OG&E (Electric Utility)	$258.0	$258.7	$425.6	$418.0
Enogex (Natural Gas Midstream Operations)
Transportation and storage (A)	14.5	18.4	41.1	43.9
Gathering and processing	30.7	22.7	111.3	87.7
Other Operations (B)	0.8	(0.1)	1.6	0.2
Consolidated operating income	$304.0	$299.7	$579.6	$549.8

(A)
During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including marketing and trading activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Operating revenues	$721.0	$774.8	$1,675.7	$1,765.6
Cost of goods sold	271.8	334.7	671.9	808.4
Gross margin on revenues	449.2	440.1	1,003.8	957.2
Other operation and maintenance	108.6	108.3	333.9	324.3
Depreciation and amortization	63.5	54.9	185.9	158.8
Taxes other than income	19.1	18.2	58.4	56.1
Operating income	258.0	258.7	425.6	418.0
Interest income	0.1	0.2	0.2	0.4
Allowance for equity funds used during construction	1.3	5.9	4.9	16.1
Other income (loss)	(0.4)	(3.1)	5.5	3.2
Other expense	2.2	3.4	3.5	4.9
Interest expense	31.2	28.8	93.2	82.2
Income tax expense	58.4	70.9	86.8	107.0
Net income	$167.2	$158.6	$252.7	$243.6
Operating revenues by classification
Residential	$321.7	$360.0	$707.1	$771.2
Commercial	170.2	177.5	404.1	417.6
Industrial	63.2	68.2	158.5	168.2
Oilfield	48.5	49.8	125.8	127.4
Public authorities and street light	64.9	69.2	155.0	162.5
Sales for resale	16.0	22.8	41.9	50.9
System sales revenues	684.5	747.5	1,592.4	1,697.8
Off-system sales revenues	15.5	13.6	29.5	35.5
Other	21.0	13.7	53.8	32.3
Total operating revenues	$721.0	$774.8	$1,675.7	$1,765.6
Megawatt-hour sales by classification (In millions)
Residential	3.2	3.5	7.3	8.0
Commercial	2.1	2.0	5.4	5.3
Industrial	1.0	1.0	3.0	2.9
Oilfield	0.8	0.8	2.5	2.4
Public authorities and street light	0.9	0.9	2.5	2.4
Sales for resale	0.4	0.4	1.0	1.1
System sales	8.4	8.6	21.7	22.1
Off-system sales	0.5	0.4	1.1	1.0
Total sales	8.9	9.0	22.8	23.1
Number of customers	796,696	788,998	796,696	788,998
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.939	4.319	2.822	4.388
Coal	2.354	2.077	2.295	2.048
Total fuel	2.554	3.155	2.403	2.963
Total fuel and purchased power	2.839	3.443	2.755	3.268
Degree days (A)
Heating - Actual	7	17	1,464	2,095
Heating - Normal	19	29	2,020	2,228
Cooling - Actual	1,630	1,761	2,484	2,687
Cooling - Normal	1,380	1,295	2,018	1,850

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

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011
OG&E's operating income decreased $0.7 million, or 0.3 percent, during the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to higher other operation and maintenance expense and higher depreciation and amortization expense partially offset by a higher gross margin.
Gross Margin
Operating revenues were $721.0 million during the three months ended September 30, 2012 as compared to $774.8 million during the same period in 2011, a decrease of $53.8 million, or 6.9 percent. Cost of goods sold was $271.8 million during the three months ended September 30, 2012 as compared to $334.7 million during the same period in 2011, a decrease of $62.9 million, or 18.8 percent. Gross margin was $449.2 million during the three months ended September 30, 2012 as compared to $440.1 million during the same period in 2011, an increase of $9.1 million, or 2.1 percent. The below factors contributed to the change in gross margin:

$ Change
Price variance (A)	$8.1
Transmission revenue (B)	6.1
Enogex transportation credit (C)	4.5
New customer growth	3.6
Oklahoma rate increase	2.1
Other	0.7
Non-residential demand and related revenues	0.1
Quantity variance (primarily weather)	(16.1)
Change in gross margin	$9.1
(A) Increased due to revenues from the recovery of investments, including the Crossroads wind farm and Smart Grid, and higher revenues from sales and customer mix.
(B) Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.
(C) Increased due to a credit to OG&E's customers in 2011 related to the settlement of OG&E's 2009 fuel adjustment clause review.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $212.7 million during the three months ended September 30, 2012 as compared to $263.8 million during the same period in 2011, a decrease of $51.1 million, or 19.4 percent, primarily due to lower natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $55.8 million during the three months ended September 30, 2012 as compared to $69.2 million during the same period in 2011, a decrease of $13.4 million, or 19.4 percent, primarily due to a decrease in short-term power purchases and cogeneration purchases due to milder weather.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in base rates, are passed through to OG&E's customers through fuel adjustment clauses. See Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of OG&E's 2010 fuel adjustment clause review. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to Enogex.

Operating Expenses

Other operation and maintenance expense was $108.6 million during the three months ended September 30, 2012 as compared to $108.3 million during the same period in 2011, an increase of $0.3 million, or 0.3 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
Employee benefits (A)	$1.2
Injuries and damages	1.1
Reclassification of Arkansas Smart Grid costs to regulatory asset	1.0
Administration and assessment fees (primarily SPP)	0.9
Software related to Smart Grid (B)	0.7
Other	0.7
Salaries and wages (C)	(0.4)
Allocations from holding company (primarily lower contract professional services)	(1.1)
Capitalized labor	(1.7)
Other marketing and sales expense (primarily lower demand-side management initiatives) (B)	(2.1)
Change in other operation and maintenance expense	$0.3
(A) Increased primarily due to an increase in worker's compensation accruals partially offset by a decrease in pension expense.
(B) Costs are being recovered through a rider.
(C) Decreased primarily due to a lower salaries and wages due to lower headcount in 2012 partially offset by an increase in incentive compensation expense in 2012.

Depreciation and amortization expense was $63.5 million during the three months ended September 30, 2012 as compared to $54.9 million during the same period in 2011, an increase of $8.6 million, or 15.7 percent, primarily due to additional assets being placed in service throughout 2011 and the nine months ended September 30, 2012, including the Crossroads wind farm, which was fully in service in January 2012 and the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $1.3 million during the three months ended September 30, 2012 as compared to $5.9 million during the same period in 2011, a decrease of $4.6 million, or 78.0 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income (Loss). Other loss was $0.4 million during the three months ended September 30, 2012 as compared to a loss of $3.1 million during the same period in 2011, an increase of $2.7 million, or 87.1 percent. The decrease in other loss was primarily due to an increased margin of $5.5 million recognized in the guaranteed flat bill program during the three months ended September 30, 2012 as a result of milder weather partially offset by a decrease of $2.9 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction.

Other Expense. Other expense was $2.2 million during the three months ended September 30, 2012 as compared to $3.4 million during the same period in 2011, a decrease of $1.2 million, or 35.3 percent, primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $31.2 million during the three months ended September 30, 2012 as compared to $28.8 million during the same period in 2011, an increase of $2.4 million, or 8.3 percent, primarily due to a $2.1 million increase in interest expense related to lower allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm in 2011.

Income Tax Expense. Income tax expense was $58.4 million during the three months ended September 30, 2012 as compared to $70.9 million during the same period in 2011, a decrease of $12.5 million, or 17.6 percent, primarily due to an increase in the amount of Federal renewable energy tax credits recognized associated with the Crossroads wind farm and lower pre-tax income during the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011
OG&E's operating income increased $7.6 million, or 1.8 percent, during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.
Gross Margin
Operating revenues were $1,675.7 million during the nine months ended September 30, 2012 as compared to $1,765.6 million during the same period in 2011, a decrease of $89.9 million, or 5.1 percent. Cost of goods sold was $671.9 million during the nine months ended September 30, 2012 as compared to $808.4 million during the same period in 2011, a decrease of $136.5 million, or 16.9 percent. Gross margin was $1,003.8 million during the nine months ended September 30, 2012 as compared to $957.2 million during the same period in 2011, an increase of $46.6 million, or 4.9 percent. The below factors contributed to the change in gross margin:

$ Change
Price variance (A)	$44.1
Transmission revenue (B)	20.9
New customer growth	7.3
Non-residential demand and related revenues	5.2
Enogex transportation credit (C)	3.3
Arkansas rate increase	2.8
Oklahoma rate increase	2.1
Renewal of wholesale contract with customer	1.3
Other	1.0
Quantity variance (primarily weather)	(41.4)
Change in gross margin	$46.6
(A) Increased due to revenues from the recovery of investments, including the Crossroads wind farm, Smart Grid, the OU Spirit wind farm, storm recovery and the Windspeed transmission line, and higher revenues from sales and customer mix.
(B) Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.
(C) Increased due to a credit to OG&E's customers in 2011 related to the settlement of OG&E's 2009 fuel adjustment clause review.

Fuel expense was $501.6 million during the nine months ended September 30, 2012 as compared to $640.2 million during the same period in 2011, a decrease of $138.6 million, or 21.6 percent, primarily due to lower natural gas prices. Purchased power costs were $160.6 million during the nine months ended September 30, 2012 as compared to $162.7 million during the same period in 2011, a decrease of $2.1 million, or 1.3 percent, primarily due to a decrease in cogeneration purchases and short-term power purchases due to milder weather partially offset by an increase in purchases in the energy imbalance service market.

Operating Expenses

Other operation and maintenance expense was $333.9 million during the nine months ended September 30, 2012 as compared to $324.3 million during the same period in 2011, an increase of $9.6 million, or 3.0 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
Employee benefits (A)	$3.7
Salaries and wages (B)	2.8
Ongoing maintenance at power plants	2.8
Administration and assessment fees (primarily SPP and North American Electric Reliability Corporation)	2.4
Software related to Smart Grid (C)	1.9
Vegetation management	1.7
Reclassification of Arkansas Smart Grid costs to regulatory asset	1.0
Other	0.6
Allocations from holding company (primarily lower contract professional services and lower salaries and wages)	(2.2)
Capitalized labor	(5.1)
Change in other operation and maintenance expense	$9.6
(A) Increased primarily due to an increase in worker's compensation accruals and an increase in postretirement medical expense related to modifications to OG&E's pension tracker in 2011.
(B) Increased primarily due to salary increases partially offset by lower headcount in 2012 and an increase in incentive compensation expense partially offset by a decrease in overtime expense.
(C) Costs are being recovered through a rider.

Depreciation and amortization expense was $185.9 million during the nine months ended September 30, 2012 as compared to $158.8 million during the same period in 2011, an increase of $27.1 million, or 17.1 percent, primarily due to additional assets being placed in service throughout 2011 and the nine months ended September 30, 2012, including the Crossroads wind farm, which was fully in service in January 2012.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $4.9 million during the nine months ended September 30, 2012 as compared to $16.1 million during the same period in 2011, a decrease of $11.2 million, or 69.6 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income (Loss). Other income was $5.5 million during the nine months ended September 30, 2012 as compared to $3.2 million during the same period in 2011, an increase of $2.3 million, or 71.9 percent. The increase in other income was primarily due to an increased margin of $9.0 million recognized in the guaranteed flat bill program during the nine months ended September 30, 2012 as a result of milder weather partially offset by a decrease of $7.1 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction.

Other Expense. Other expense was $3.5 million during the nine months ended September 30, 2012 as compared to $4.9 million during the same period in 2011, a decrease of $1.4 million, or 28.6 percent, primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $93.2 million during the nine months ended September 30, 2012 as compared to $82.2 million during the same period in 2011, an increase of $11.0 million, or 13.4 percent, primarily due to a $5.3 million increase in interest expense related to lower allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm in 2011 and a $5.2 million increase in interest expense related to the issuance of long-term debt in May 2011.

Income Tax Expense. Income tax expense was $86.8 million during the nine months ended September 30, 2012 as compared to $107.0 million during the same period in 2011, a decrease of $20.2 million, or 18.9 percent. The decrease in income tax expense was primarily due to an increase in the amount of Federal renewable energy tax credits recognized associated with the Crossroads wind farm and lower pre-tax income during the nine months ended September 30, 2012 as compared to the same period in 2011.

Enogex (Natural Gas Midstream Operations)

Three Months Ended September 30, 2012	Transportation and Storage	Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$180.9	$326.2	$(94.7)	$412.4
Cost of goods sold	145.4	237.9	(94.7)	288.6
Gross margin on revenues	35.5	88.3	—	123.8
Other operation and maintenance	11.6	30.7	—	42.3
Depreciation and amortization	5.7	20.8	—	26.5
Taxes other than income	3.7	6.1	—	9.8
Operating income	$14.5	$30.7	$—	$45.2

Three Months Ended September 30, 2011	Transportation and Storage	Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$220.6	$304.9	$(66.2)	$459.3
Cost of goods sold	178.7	233.2	(66.2)	345.7
Gross margin on revenues	41.9	71.7	—	113.6
Other operation and maintenance	14.7	28.8	—	43.5
Depreciation and amortization	5.2	13.4	—	18.6
Impairment of assets	—	5.0	—	5.0
Taxes other than income	3.6	1.8	—	5.4
Operating income	$18.4	$22.7	$—	$41.1

Nine Months Ended September 30, 2012	Transportation and Storage	Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$468.4	$897.1	$(179.5)	$1,186.0
Cost of goods sold	361.6	634.4	(179.5)	816.5
Gross margin on revenues	106.8	262.7	—	369.5
Other operation and maintenance	36.6	90.7	—	127.3
Depreciation and amortization	17.0	57.2	—	74.2
Impairment of assets	—	0.3	—	0.3
Gain on insurance proceeds	—	(7.5)	—	(7.5)
Taxes other than income	12.1	10.7	—	22.8
Operating income	$41.1	$111.3	$—	$152.4

Nine Months Ended September 30, 2011	Transportation and Storage	Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$675.9	$860.7	$(204.8)	$1,331.8
Cost of goods sold	564.8	640.4	(204.8)	1,000.4
Gross margin on revenues	111.1	220.3	—	331.4
Other operation and maintenance	39.4	81.9	—	121.3
Depreciation and amortization	16.4	40.4	—	56.8
Impairment of assets	—	5.0	—	5.0
Taxes other than income	11.4	5.3	—	16.7
Operating income	$43.9	$87.7	$—	$131.6

Operating Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gathered volumes – TBtu/d	1.41	1.43	1.38	1.36
Incremental transportation volumes – TBtu/d (A)	0.80	0.71	0.67	0.60
Total throughput volumes – TBtu/d	2.21	2.14	2.05	1.96
Natural gas processed – TBtu/d	0.98	0.79	0.96	0.77
Condensate sold – million gallons	7	5	26	20
Average condensate sales price per gallon	$1.79	$1.87	$1.99	$2.11
NGLs sold (keep-whole) – million gallons	59	48	133	132
NGLs sold (purchased for resale) – million gallons	177	114	487	338
NGLs sold (percent-of-liquids) – million gallons	5	6	18	18
NGLs sold (percent-of-proceeds) – million gallons	4	1	11	3
Total NGLs sold – million gallons	245	169	649	491
Average NGLs sales price per gallon	$0.83	$1.24	$0.88	$1.19
Average natural gas sales price per MMBtu	$2.74	$4.30	$2.60	$4.26

(A)	Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

Enogex's operating income increased $4.1 million, or 10.0 percent, during the three months ended September 30, 2012 as compared to the same period in 2011.  This increase was primarily due to a higher gross margin, lower other operation and maintenance expense and an impairment of assets in 2011 with no comparable item in 2012 partially offset by higher depreciation and amortization expense and higher taxes other than income. The higher gross margin related to (i) increased gathering rates associated with ongoing expansion projects and from acquired gas gathering assets effective in November 2011 and September 2012 and (ii) increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012. These increases in gross margin were partially offset by lower average natural gas prices and lower average NGLs prices. In the normal course of Enogex's business, the operation of its gathering, processing and transportation assets results in the creation of physical natural gas long/short positions. These physical positions can result from gas imbalances, actual versus contractual settlement differences, fuel tracker obligations and natural gas received in-kind for compensation or reimbursements.  Enogex actively manages its monthly net position through either selling excess gas or purchasing additional gas needs from third parties. During the three months ended September 30, 2012, imbalance volume changes and realized margin on physical gas long/short positions decreased the gross margin by $3.1 million, net of corresponding imbalance and fuel tracker balances.

Other operation and maintenance expense decreased $1.2 million, or 2.8 percent, primarily due to lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during the three months ended September 30, 2012 partially offset by increased payroll and benefits costs due to increased headcount to support business growth.

Depreciation and amortization expense increased $7.9 million, or 42.5 percent, primarily due to additional assets placed in service throughout 2011 and the nine months ended September 30, 2012.
Impairment of assets was $5.0 million during the three months ended September 30, 2011 with no comparable item in the same period in 2012. The impairment related to a management decision in August 2011 to use third-party processing exclusively for gathered volumes dedicated to the Atoka processing plant and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement. The noncontrolling interest portion of the impairment was $2.5 million which was included in Net Income Attributable to Noncontrolling Interests in the Company's Condensed Consolidated Statement of Income.
Taxes other than income increased $4.4 million, or 81.5 percent, primarily due to sales tax of $3.8 million related to the acquisition of certain gas gathering assets during the three months ended September 30, 2012 as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

Transportation and Storage

The transportation and storage business contributed $35.5 million of Enogex's consolidated gross margin during the three months ended September 30, 2012 as compared to $41.9 million during the same period in 2011, a decrease of $6.4 million or 15.3 percent.  The transportation operations contributed $29.5 million of Enogex's consolidated gross margin during the three months ended September 30, 2012 as compared to $36.9 million during the same period in 2011.  The storage operations contributed $6.0 million of Enogex's consolidated gross margin during the three months ended September 30, 2012 as compared to $5.0 million during the same period in 2011. Gross margin decreased primarily due to:

•
lower volumes and realized margin on sales of physical natural gas long positions associated with transportation operations, which decreased the gross margin by $5.7 million, net of imbalances and fuel tracker balances; and

•	lower transportation fees due to renegotiated contracts with less favorable terms, which decreased the gross margin by $1.2 million.

These decreases in the transportation and storage gross margin were partially offset by the recognition of a $1.3 million lower of cost or market adjustment on natural gas inventory held in storage during the three months ended September 30, 2011 with no comparable item during the same period in 2012.

Other operation and maintenance expense for the transportation and storage business was $3.1 million, or 21.1 percent, lower during the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during the three months ended September 30, 2012.

Gathering and Processing

The gathering and processing business contributed $88.3 million of Enogex's consolidated gross margin during the three months ended September 30, 2012 as compared to $71.7 million during the same period in 2011, an increase of $16.6 million, or 23.2 percent. The gathering operations contributed $36.7 million of Enogex's consolidated gross margin during the three months ended September 30, 2012 as compared to $31.3 million during the same period in 2011.  The processing operations contributed $51.6 million of Enogex's consolidated gross margin during the three months ended September 30, 2012 as compared to $40.4 million during the same period in 2011.

During the three months ended September 30, 2012, Enogex realized a higher gross margin in its gathering and processing operations related to (i) increased gathering rates associated with ongoing expansion projects, primarily in the Granite Wash play, which has added richer natural gas to Enogex's system, and from acquired gas gathering assets effective in November 2011 and September 2012 and (ii) increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012. These increases in the gathering and processing gross margin were partially offset by lower average natural gas prices and lower average NGLs prices in 2012.

The above factors contributed to the increase in the gathering and processing gross margin as follows:

•	an increased gross margin on keep-whole processing of $10.6 million;

•	an increase in gathering fee rates associated with ongoing expansion projects, which increased the gross margin by $2.8 million;

•	an increase in condensate revenues associated with higher condensate prices and volumes, which increased the gross margin by $2.8 million;

•
higher volumes and realized margin on sales of physical natural gas long positions associated with gathering operations, which increased the gross margin by $2.6 million, net of imbalances and fuel tracker obligations; and

•	an increased gross margin on fixed-fee contracts of $1.4 million.

These increases in the gathering and processing gross margin were partially offset by a decrease in percent-of-liquids and percent-of-proceeds margins of $2.0 million.

Other operation and maintenance expense for the gathering and processing business was $1.9 million, or 6.6 percent, higher during the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to increased payroll and benefits costs due to increased headcount to support business growth partially offset by lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during the three months ended September 30, 2012.

 Enogex Consolidated Information

Interest Expense.  Enogex's consolidated interest expense was $8.7 million during the three months ended September 30, 2012 as compared to $5.1 million during the same period in 2011, an increase of $3.6 million, or 70.6 percent, primarily due to:

•	a decrease in capitalized interest during the three months ended September 30, 2012 due to the completion of several large capital projects as compared to the same period in 2011;

•
a higher average outstanding balance under Enogex's revolving credit agreement partially offset by repayments of borrowings under Enogex's revolving credit agreement during the three months ended September 30, 2012 as compared to the same period in 2011; and

•	borrowings under Enogex's term loan during the three months ended September 30, 2012 with no comparable item during the same period in 2011.

Income Tax Expense.  Enogex's consolidated income tax expense was $11.0 million during the three months ended September 30, 2012 as compared to $13.3 million during the same period in 2011, a decrease of $2.3 million, or 17.3 percent, primarily due to lower pre-tax income (net of noncontrolling interest) during the three months ended September 30, 2012 as compared to the same period in 2011.

Noncontrolling Interest.  Enogex's net income attributable to noncontrolling interest was $6.8 million during the three months ended September 30, 2012 as compared to $2.7 million during the same period in 2011, an increase of $4.1 million, due to the ArcLight group's increased ownership percentage of membership interests in Enogex Holdings as a result of the ArcLight group funding capital contributions at a disproportionate percentage to OGE Holdings throughout 2011 and an impairment recorded in August 2011 related to the Atoka processing plant.

Non-Recurring Item. During the three months ended September 30, 2012, Enogex had a decrease in net income of $2.3 million related to sales taxes on the gas gathering acquisitions in August 2012, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, which Enogex does not consider to be reflective of its ongoing performance.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011

Enogex's operating income increased $20.8 million, or 15.8 percent, during the nine months ended September 30, 2012 as compared to the same period in 2011.  This increase was primarily due to a higher gross margin and lower impairment of assets partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher taxes other than income. The higher gross margin related to (i) increased gathering rates and volumes associated with ongoing expansion projects and increased volumes from acquired gas gathering assets effective in November 2011 and September 2012 and (ii) increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012. These increases in gross margin were partially offset by lower average natural gas prices and lower average NGLs prices. Also contributing to the increase in operating income was a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant discussed below. During the nine months ended September 30, 2012, imbalance volume changes and realized margin on physical gas long/short positions decreased the gross margin by $4.5 million, net of corresponding imbalance and fuel tracker balances and the impact of the recovery of prior years' under-recovered fuel positions during the nine months ended September 30, 2012.

Other operation and maintenance expense increased $6.0 million, or 4.9 percent, primarily due to:

•	increased payroll and benefits costs due to increased headcount to support business growth; and

•
increased rental expense on compression associated with the acquisition of certain gas gathering assets in November 2011 and September 2012 partially offset by the reduction of rental payments on the Atoka plant, which was taken out of service in August 2011.

These increases in other operation and maintenance expense were partially offset by:

•	decreased costs for soil remediation projects; and

•	lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during the nine months ended September 30, 2012.

Depreciation and amortization expense increased $17.4 million, or 30.6 percent, primarily due to additional assets placed in service throughout 2011 and the nine months ended September 30, 2012.
Impairment of assets decreased $4.7 million, or 94.0 percent, primarily due to an impairment of $5.0 million related to a management decision in August 2011 to use third-party processing exclusively for gathered volumes dedicated to the Atoka processing plant and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement. The noncontrolling interest portion of the impairment was $2.5 million which was included in Net Income Attributable to Noncontrolling Interests in the Company's Condensed Consolidated Statement of Income.
Gain on insurance proceeds was $7.5 million during the nine months ended September 30, 2012 with no comparable item during the same period in 2011. The gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant.

Taxes other than income increased $6.1 million, or 36.5 percent, primarily due to:

•
sales tax of $3.8 million related to the acquisition of certain gas gathering assets during the nine months ended September 30, 2012 as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements; and

•	increased ad valorem taxes resulting from additional assets placed in service throughout 2011 and the nine months ended September 30, 2012.

Transportation and Storage

The transportation and storage business contributed $106.8 million of Enogex's consolidated gross margin during the nine months ended September 30, 2012 as compared to $111.1 million during the same period in 2011, a decrease of $4.3 million or 3.9 percent.  The transportation operations contributed $87.5 million of Enogex's consolidated gross margin during the nine months ended September 30, 2012 as compared to $91.4 million during the same period in 2011.  The storage operations contributed $19.3 million of Enogex's consolidated gross margin during the nine months ended September 30, 2012 as compared to $19.7 million during the same period in 2011. Gross margin decreased primarily due to:

•
lower volumes and realized margin on sales of physical natural gas long positions associated with transportation operations, which decreased the gross margin by $6.0 million, net of imbalances and fuel tracker balances;

•	the recognition of a $3.7 million lower of cost or market adjustment on natural gas inventory held in storage during the nine months ended September 30, 2012;

•	lower storage fees due to terminated contracts and renegotiated contracts with less favorable terms, which decreased the gross margin by $1.7 million; and

•	lower gains on storage sales during the nine months ended September 30, 2012, which decreased the gross margin by $1.5 million.

These decreases in the transportation and storage gross margin were partially offset by:

•
higher realized margin on the sale of natural gas inventory from storage and associated hedging activity and recovering the lower of cost or market adjustments recorded on inventory in the second half of 2011, which increased the gross margin by $5.2 million; and

•	higher transportation demand fees as a result of new contracts, which increased the gross margin by $2.6 million.

Other operation and maintenance expense for the transportation and storage business was $2.8 million, or 7.1 percent, lower during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during the nine months ended September 30, 2012.

Gathering and Processing

The gathering and processing business contributed $262.7 million of Enogex's consolidated gross margin during the nine months ended September 30, 2012 as compared to $220.3 million during the same period in 2011, an increase of $42.4 million, or 19.2 percent. The gathering operations contributed $104.4 million of Enogex's consolidated gross margin during the nine months ended September 30, 2012 as compared to $89.7 million during the same period in 2011.  The processing operations contributed

$158.3 million of Enogex's consolidated gross margin during the nine months ended September 30, 2012 as compared to $130.6 million during the same period in 2011.

During the nine months ended September 30, 2012, Enogex realized a higher gross margin in its gathering and processing operations related to (i) increased gathering rates and volumes associated with ongoing expansion projects, primarily in the Granite Wash play, which has added richer natural gas to Enogex's system, and increased volumes from acquired gas gathering assets effective in November 2011 and September 2012, (ii) increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012, and (iii) contract conversion of one of Enogex's five largest customer's Oklahoma production volumes to fixed fee effective July 1, 2011. These increases in the gathering and processing gross margin were partially offset by lower average natural gas prices and lower average NGLs prices.

The above factors contributed to the increase in the gathering and processing gross margin as follows:

•	an increased gross margin on keep-whole processing of $22.6 million;

•	an increase in condensate revenues associated with higher condensate prices and volumes, which increased the gross margin by $11.5 million;

•
an increase in gathering fees associated with ongoing expansion projects and increased volumes from acquired gas gathering assets effective in November 2011 and September 2012, which increased the gross margin by $11.4 million;

•	an increased gross margin on fixed-fee contracts of $8.0 million; and

•
higher volumes and realized margin on sales of physical natural gas long positions associated with gathering operations, which increased the gross margin by $1.5 million, net of imbalances and fuel tracker obligations.

These increases in the gathering and processing gross margin were partially offset by:

•
an increase in the utilization of third-party processing as a result of (i) the Atoka processing plant being taken out of service in August 2011 and (ii) increased activity from western Oklahoma and Texas panhandle expansion projects currently processed by third parties, which together decreased the gross margin by $5.2 million; and

•	a decrease in percent-of-liquids and percent-of-proceeds margins of $4.2 million.

Other operation and maintenance expense for the gathering and processing business was $8.8 million, or 10.7 percent, higher during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to:

•	increased payroll and benefits costs due to increased headcount to support business growth; and

•
increased rental expense on compression associated with the acquisition of certain gas gathering assets in November 2011 and September 2012 partially offset by the reduction of rental payments on the Atoka plant, which was taken out of service in August 2011.

These increases in other operation and maintenance expense were partially offset by decreased costs for soil remediation projects.

Enogex Consolidated Information

Other Income.  Enogex's consolidated other income was $0.6 million during the nine months ended September 30, 2012 as compared to $3.8 million during the same period in 2011, a decrease of $3.2 million, or 84.2 percent, due to the recognition in April 2011 of a gain related to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets.

Interest Expense.  Enogex's consolidated interest expense was $23.7 million during the nine months ended September 30, 2012 as compared to $17.2 million during the same period in 2011, an increase of $6.5 million, or 37.8 percent, primarily due to:

•	a decrease in capitalized interest during the nine months ended September 30, 2012 due to the completion of several large capital projects as compared to the same period in 2011;

•
a higher average outstanding balance under Enogex's revolving credit agreement partially offset by repayments of borrowings under Enogex's revolving credit agreement during the nine months ended September 30, 2012 as compared to the same period in 2011; and

•	borrowings under Enogex's term loan during the nine months ended September 30, 2012 with no comparable item during the same period in 2011.

Income Tax Expense.  Enogex's consolidated income tax expense was $38.9 million during the nine months ended September 30, 2012 as compared to $40.2 million during the same period in 2011, a decrease of $1.3 million, or 3.2 percent, primarily due to lower pre-tax income (net of noncontrolling interest) during the nine months ended September 30, 2012 as compared to the same period in 2011.

Noncontrolling Interest.  Enogex's net income attributable to noncontrolling interest was $24.7 million during the nine months ended September 30, 2012 as compared to $13.9 million during the same period in 2011, an increase of $10.8 million or 77.7 percent, due to higher net income, the ArcLight group's increased ownership percentage of membership interests in Enogex Holdings as a result of the ArcLight group funding capital contributions at a disproportionate percentage to OGE Holdings throughout 2011 and an impairment recorded in August 2011 related to the Atoka processing plant.

Non-Recurring Items. During the nine months ended September 30, 2012, Enogex had an increase in net income of $4.6 million due to a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant partially offset by a decrease in net income of $2.3 million related to sales taxes on the gas gathering acquisitions in August 2012, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, which Enogex does not consider to be reflective of its ongoing performance. During the nine months ended September 30, 2011, Enogex had an increase in net income of $2.3 million relating to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011, which Enogex does not consider to be reflective of its ongoing performance.

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
Reconciliation of EBITDA to net income attributable to Enogex Holdings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net income attributable to Enogex Holdings	$35.5	$37.5	$126.2	$118.7
Add:
Interest expense, net	8.7	5.2	23.7	17.2
Income tax expense (A)	—	—	0.1	0.1
Depreciation and amortization expense (B)	27.2	18.5	76.4	56.1
EBITDA	$71.4	$61.2	$226.4	$192.1
OGE Energy's portion	$58.0	$53.1	$184.1	$169.4
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

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

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

The balance of Accounts Receivable, Net, and Accrued Unbilled Revenues was $453.1 million and $381.8 million at September 30, 2012 and December 31, 2011, respectively, an increase of $71.3 million, or 18.7 percent, primarily due to an increase in billings to OG&E's customers reflecting higher usage due to warmer weather and higher seasonal electric rates in September 2012 as compared to December 2011 partially offset by a decrease at Enogex due to lower natural gas sales volumes and prices and the timing of customer payments received.

The balance of Accounts Payable was $280.7 million and $388.0 million at September 30, 2012 and December 31, 2011, respectively, a decrease of $107.3 million, or 27.7 percent, primarily due to payments made in 2012 for projects accrued at December 31, 2011, the timing of outstanding checks clearing the bank and lower natural gas prices and volumes at Enogex.

Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2012	2011	$ Change	% Change
Net cash provided from operating activities	$678.0	$528.7	$149.3	28.2%
Net cash used in investing activities	(836.6)	(852.3)	15.7	(1.8)%
Net cash provided from financing activities	164.2	326.9	(162.7)	(49.8)%

Operating Activities

The increase in net cash provided from operating activities during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to:

•	higher fuel recoveries at OG&E in 2012 as compared to the same period in 2011;

•	an increase in cash received in 2012 from transmission revenue and the recovery of investments including the Crossroads wind farm and Smart Grid; and

•	a decrease in purchases and sales at Enogex due to lower natural gas prices and NGLs prices.

These increases in net cash provided by operating activities were partially offset by an increase in gathered volumes and NGLs volumes during the nine months ended September 30, 2012 as compared to the same period in 2011.

Investing Activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to lower levels of capital expenditures in 2012 related to the Crossroads wind farm at OG&E partially offset by higher levels of capital expenditures related to gathering and processing expansion projects and gas gathering acquisitions at Enogex.

Financing Activities

The decrease in net cash provided from financing activities during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to repayments of Enogex's line of credit during the nine months ended September 30, 2012 as well as a contribution from the ArcLight group during the nine months ended September 30, 2011 partially offset by an increase in short-term debt borrowings during the nine months ended September 30, 2012 as compared to the same period in 2011.

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

(In millions)	2012	2013	2014	2015	2016
OG&E Base Transmission	$70	$50	$50	$50	$50
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	80	75	75	75	75
OG&E Other	10	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	335	315	315	315	315
OG&E Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kilovolt)	25	—	—	—	—
Sooner-Rose Hill (345 kilovolt)	5	—	—	—	—
Balanced Portfolio 3E Projects	100	200	40	—	—
SPP Priority Projects	30	175	115	—	—
Total Transmission Projects	160	375	155	—	—
Other Projects:
Smart Grid Program (A)	85	25	25	10	10
Crossroads Wind Farm	40	—	—	—	—
System Hardening	10	15	—	—	—
Environmental - low NOX burners	5	30	20	25	20
Total Other Projects	140	70	45	35	30
Total OG&E Known and Committed Projects	300	445	200	35	30
Total OG&E (B)	635	760	515	350	345
Enogex LLC Base Maintenance	50	50	55	55	55
Enogex LLC Known and Committed Projects:
Western Oklahoma / Texas Panhandle Gathering Expansion	435	295	—	—	—
Other Gathering Expansion	20	25	20	15	15
Total Enogex LLC Known and Committed Projects	455	320	20	15	15
Total Enogex LLC (C)	505	370	75	70	70
OGE Energy	15	10	10	10	10
Total capital expenditures	$1,155	$1,140	$600	$430	$425

(A)	For 2012, these capital expenditures are net of the remaining $28 million from the $130 million Smart Grid grant previously approved by the U.S. Department of Energy.

(B)	The capital expenditures above exclude any environmental expenditures associated with:

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

•
Compliance with Mercury and Air Toxics Standards requirements due to the uncertainty regarding the approach and timing of such expenditures. OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at a cost in the range of $155 million to $310 million (depending on the level of removal), but the timing of such expenditures is uncertain.

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

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets and at Enogex LLC, will be evaluated based upon their impact upon achieving the Company's financial objectives.  The capital expenditure projections related to Enogex LLC in the table above reflect base market conditions at November 7, 2012 and do not reflect the potential opportunity for a set of growth projects that could materialize. Also, if drilling activity declines in the future, this could reduce Enogex's capital expenditures in the table above.

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings would not result in any defaults or accelerations.  Any future downgrade of the Company could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit. In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at September 30, 2012, the Company would have been required to post less than $0.1 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at September 30, 2012.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral. On June 20, 2012, Fitch Ratings downgraded OGE Energy Corp.'s short-term debt rating from F1 to F2 and OGE Energy Corp.'s long-term debt issuer default rating from A to A-. All other ratings (by Fitch Ratings) at OG&E and Enogex remained unchanged and with a stable outlook. Fitch Ratings indicated that the downgrade at OGE Energy Corp. was primarily due to concerns related to the uncertainties associated with the environmental mandates at OG&E as well as Enogex's sensitivity to commodity prices and growth strategy with the ArcLight group.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Potential Collateral Requirements

Derivative instruments are utilized in managing the Company's commodity price exposures and in Enogex's asset management, marketing and trading activities and hedging activities executed on behalf of the Company. Agreements governing the derivative instruments may require the Company to provide collateral in the form of cash or a letter of credit in the event mark-to-market exposures exceed contractual thresholds or the Company's credit ratings are lowered.  Future collateral requirements are uncertain, and are subject to terms of the specific agreements and to fluctuations in natural gas and NGLs market prices.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps, exchange trading, margin requirements and other transparency requirements, such as reporting and recordkeeping.  The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users from much of the clearing requirements that apply to swap dealers and major swap participants.  The Company technically will qualify as an end-user under the de minimis exception to the swap dealer definition rule.  End-users are exempt from the margin requirements, but only to the extent the end-user exception is elected for a particular swap transaction.  The regulations require that the decision on whether to use the end-user exception from mandatory clearing for any specific transaction be reviewed and approved by an "appropriate committee" of the Board of Directors.  The scope of the margin requirements and the end-user exemption has been further defined through final rules and interpretive guidance issued jointly by the Commodity Futures Trading Commission and the Securities and Exchange Commission.  The key compliance date applicable to end-users is April 10, 2013, which is the deadline for the reporting of historical swaps and swap reporting and recordkeeping.  Further, although the Company may qualify for certain exemptions, its derivative counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the new regulations, which may increase the Company's transaction costs or make it more difficult to enter into hedging transactions on favorable terms. The Company's inability to enter into hedging transactions, including those that qualify as bona fide hedges under the regulations, on favorable terms, or at all, could increase operating expenses and put the Company at increased exposure to risks of adverse changes in commodities prices.  If the Company exceeds the cost threshold for swap dealer status, which is $25 million for swap transactions with "special entities" such as government-owned utilities, the Company would not qualify for any exemptions related to clearing requirements and/or could be subject to margin requirements, which would subject the Company to higher costs and increased collateral requirements.  The impact of the provisions of the Dodd-Frank Act on the Company cannot be determined at this time due to the evolving nature of the Dodd-Frank Act regulations and numerous requests for "no-action" relief and requests for a delay in implementing some or all of regulations.

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

In November 2011, the Company purchased 120,000 shares of its common stock on the open market to satisfy Enogex's portion of the Company's obligation to deliver shares of common stock related to long-term incentive payouts of earned performance units in 2012. The Company expects to purchase shares of its common stock on the open market during the fourth quarter of 2012 to satisfy Enogex's portion of the Company's obligation to deliver shares of common stock related to long-term incentive payouts of earned performance units in 2013.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,550.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $455.6 million and $277.1 million at September 30, 2012 and December 31, 2011, respectively. The weighted-average interest rate on short-term debt at September 30, 2012 was 0.44 percent.  The average balance of short-term debt during the three months ended September 30, 2012 was $474.5 million at a weighted-average interest rate of 0.45 percent. The maximum month-end balance of short-term debt during the three months ended September 30, 2012 was $608.2 million. At September 30, 2012, OG&E had $2.2 million in letters of credit at a weighted-average interest rate of 0.53 percent. At September 30, 2012, Enogex had no outstanding borrowings under its revolving credit agreement as compared to $150.0 million outstanding at December 31, 2011. As Enogex LLC's credit agreement matures on December 13, 2016, along with its intent in utilizing its credit agreement, borrowings thereunder are classified as long-term debt in the Company's Condensed Consolidated Balance Sheets.  At September 30, 2012, the Company had $1,092.2 million of net available liquidity under its revolving credit agreements. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012.  At September 30, 2012, the Company had $10.2 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the valuation of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas transportation and storage segment and the natural gas gathering and processing segment, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2011 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements, under "Environmental Laws and Regulations" below and in Item 1 of Part II of this Form 10-Q, in Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company's 2011 Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $100 million. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at four coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations.  The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years.  OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units.  OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. The stay will remain in place until a decision on the petition for review is complete, which will delay the implementation of the regional haze rule in Oklahoma. On June 15, 2012, OG&E, the state of Oklahoma and other parties filed their brief in support of the petition for review of the final regional haze rule of the EPA. The briefing by all parties was completed in October 2012. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. The EPA has requested an en banc reconsideration of the court's decision vacating the rule. OG&E cannot predict the outcome of such challenges.

Hazardous Air Pollutants Emission Standards

On December 16, 2011, the EPA signed the Mercury and Air Toxics Standards regulations governing emissions of certain hazardous air pollutants from electric generating units. The final rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the regulations include work practice standards for dioxins and furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years after the effective date of the rule with a likely possibility of a one year extension. To comply with this rule, OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at a cost in the range of $155 million to $310 million (depending on the level of removal), but the timing of such expenditures is uncertain. The final rule has been appealed by several parties. OG&E is not a party to these appeals. OG&E cannot predict the outcome of any such appeals. OG&E is planning to conduct field testing to develop firm cost estimates and implementation schedules.

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

Water

With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the "best available technology" for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b).  On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them.  The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk created by trading activities.  The value of trading positions is a summation of the fair values calculated for each net commodity position based upon quoted market prices.  Commodity price risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent adverse change in quoted market prices.  The result of this analysis, which may differ from actual results, reflects net commodity price risk to be less than $0.1 million at September 30, 2012.  This amount represents the Company's exposure, net of the ArcLight group's proportional share.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk created by non-trading activities. The Company's daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries.  Quoted market prices are not available for all of the Company's non-trading positions; therefore, the value of non-trading positions is a summation of the forecasted values calculated for each commodity based upon internally generated forward price curves.  Commodity price risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent adverse change in quoted market prices.  The result of this analysis, which may differ from actual results, reflects net commodity price risk to be $25.8 million at September 30, 2012. This decrease is due to the decline in forward price curves for NGLs. These amounts represent the Company's exposure, net of the ArcLight group's proportional share.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and EER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and EER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and EER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss Enogex LLC and EER from the action. On September 19, 2012, the court issued a final order dismissing Enogex LLC and EER from this case. OGE Energy considers this case closed.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification. On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and EER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and EER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and EER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss Enogex LLC and EER from the action. On September 19, 2012, the court issued a final order dismissing Enogex LLC and EER from this case. OGE Energy considers this case closed.

Item 1A.  Risk Factors.

There have been no significant changes in the Company's risk factors from those discussed in the Company's 2011 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the third quarter of 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
7/1/12-7/31/12	—		$—	N/A	N/A
8/1/12-8/31/12	—		$—	N/A	N/A
9/1/12-9/30/12	2,622	(A)	$55.34	N/A	N/A
(A) These shares were returned to the Company on behalf of certain participants receiving restricted stock to effectuate the payment of Federal and state income taxes on the award.
N/A - not applicable

Item 6.  Exhibits.

Exhibit No.	Description
10.01
Term loan agreement dated as of August 2, 2012, by and between Enogex LLC and JP Morgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Documentation Agent and Union Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed August 7, 2012 (File No. 1-12579) and incorporated by reference herein).

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

November 7, 2012