Form 10-K
period 2012-12-31
OGE ENERGY CORP.
filed 2013-02-27
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
☑  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.☐  Yes   ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes   ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $5,076,608,581 based on the number of shares held by non-affiliates (98,022,950) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $51.79.
At January 31, 2013, there were 98,790,726 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2013 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
Atoka	Atoka Midstream LLC joint venture
BART	Best available retrofit technology
Chesapeake	Chesapeake Energy Marketing, Inc. and Chesapeake Exploration L.L.C.
Code	Internal Revenue Code of 1986
Company	OGE Energy, collectively with its subsidiaries
Cordillera	Cordillera Energy Partners III, LLC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
EBITDA	Enogex Holdings earnings before interest, taxes, depreciation and amortization
EER	Enogex Energy Resources LLC, wholly-owned subsidiary of Enogex LLC (prior to June 30, 2012, the legal name was OGE Energy Resources LLC)
Enogex	OGE Holdings, collectively with its subsidiaries
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings
Enogex LLC	Enogex LLC, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MEP	Midcontinent Express Pipeline, LLC
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and parent company of Enogex Holdings
OSHA	Federal Occupational Safety and Health Act of 1970
Oxbow	Oxbow Midstream, LLC
Pension Plan	Qualified defined benefit retirement plan
PHMSA	U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration
PRM	Price risk management
PSO	Public Service Company of Oklahoma
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

•	the ability of the Company and its subsidiaries to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. This new organization is intended to facilitate the execution of Enogex's strategy through an enhanced focus on asset optimization and active management of its growing natural gas, NGLs and condensate positions. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented.  Enogex's operations are now organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing. At December 31, 2012, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC.

Company Strategy

The Company's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses.

OG&E is focused on increased investment to preserve system reliability and meet load growth by adding and maintaining infrastructure equipment and replacing aging transmission and distribution systems. OG&E expects to maintain a diverse generation portfolio while remaining environmentally responsible. OG&E is focused on maintaining strong regulatory and legislative relationships for the long-term benefit of its customers. In an effort to encourage more efficient use of electricity, OG&E is also providing energy management solutions to its customers through the Smart Grid program that utilizes newer technology to improve operational and environmental performance as well as allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower capacity requirements.  If these initiatives are successful, OG&E believes it may be able to defer the construction or acquisition of any incremental fossil fuel generation capacity until 2020. The Smart Grid program also provides benefits to OG&E, including more efficient use of its resources and access to increased information about customer usage, which should enable OG&E to have better distribution system planning data, better response to customer usage questions and faster detection and restoration of system outages. As the Smart Grid platform matures, OG&E anticipates providing new products and services to its customers. In addition, OG&E is also pursuing additional transmission-related opportunities within the SPP.

Enogex's business plan entails growing its businesses and providing attractive financial returns through efficient operations and effective commercial management of its assets. Enogex also plans to capture growth opportunities through expansion projects, in creased utilization of existing assets and through acquisitions (including joint ventures) in and around its footprint and attracting new customers.  In addition, Enogex is seeking to geographically diversify its gathering, processing and transportation businesses principally by expanding into other areas that are complementary with the Company's capabilities.  Enogex expects to accomplish this diversification by undertaking organic growth projects and through acquisitions.

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

ELECTRIC OPERATIONS - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 268 communities and their contiguous rural and suburban areas. During 2012, one other community and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 268 communities that OG&E serves, 242 are located in Oklahoma and 26 in Arkansas. OG&E derived 90 percent of its total electric operating revenues in 2012 from sales in Oklahoma and the remainder from sales in Arkansas.

OG&E's system control area peak demand in 2012 was 7,000 MWs on August 1, 2012. OG&E's load responsibility peak demand was 6,459 MWs on August 1, 2012. As reflected in the table below and in the operating statistics that follow, there were 28.0 million MWH system sales in 2012, 28.5 million MWH system sales in 2011 and 27.6 million MWH system sales in 2010. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2012	2012 vs. 2011 Decrease	2011	2011 vs. 2010 Increase	2010
System sales - millions of MWHs	28.0	(1.8)%	28.5	3.3%	27.6

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2012	2011	2010
ELECTRIC ENERGY (Millions of MWH)
Generation (exclusive of station use)	26.3	26.7	25.6
Purchased	5.0	4.9	4.7
Total generated and purchased	31.3	31.6	30.3
OG&E use, free service and losses	(1.9)	(2.1)	(2.2)
Electric energy sold	29.4	29.5	28.1
ELECTRIC ENERGY SOLD (Millions of MWH)
Residential	9.1	9.9	9.6
Commercial	7.0	6.9	6.7
Industrial	4.0	3.9	3.8
Oilfield	3.3	3.2	3.1
Public authorities and street light	3.3	3.2	3.0
Sales for resale	1.3	1.4	1.4
System sales	28.0	28.5	27.6
Off-system sales	1.4	1.0	0.5
Total sales	29.4	29.5	28.1
ELECTRIC OPERATING REVENUES (In millions)
Residential	$878.0	$943.5	$894.8
Commercial	523.5	531.3	521.0
Industrial	206.8	216.0	212.5
Oilfield	163.4	165.1	162.8
Public authorities and street light	202.4	207.4	200.8
Sales for resale	54.9	65.3	65.8
System sales revenues	2,029.0	2,128.6	2,057.7
Off-system sales revenues	36.5	36.2	21.7
Other	75.7	46.7	30.5
Total operating revenues	$2,141.2	$2,211.5	$2,109.9
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	683,214	675,806	670,309
Commercial	88,772	87,480	86,496
Industrial	2,957	2,991	3,020
Oilfield	6,426	6,451	6,418
Public authorities and street light	16,695	16,374	16,264
Sales for resale	46	44	51
Total	798,110	789,146	782,558
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,292.11	$1,401.84	$1,339.81
Average annual use (kilowatt-hour)	13,477	14,738	14,304
Average price per kilowatt-hour (cents)	$9.59	$9.51	$9.37

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2012, 87 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and five percent to the FERC.

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

Completed Regulatory Matters

OG&E Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project called for OG&E to contract with NextEra Energy to build a 60 MW wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy built, owns and operates the wind farm and OG&E purchases the electric output. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E has been purchasing the electric output of the wind farm since November 2012 and uses that power to provide service to Oklahoma State University and its other retail customers. The wind farm was fully in service in December 2012.

OG&E SPP Transmission Projects

The SPP is a regional transmission organization under the jurisdiction of the FERC that was created to ensure reliable supplies of power, adequate transmission infrastructure and competitive wholesale prices of electricity. The SPP does not build transmission though the SPP's tariff contains rules that govern the transmission construction process. Transmission owners complete the construction and then own, operate and maintain transmission assets within the SPP region. When the SPP Board of Directors approves a project, the transmission provider in the area where the project is needed currently has the first obligation to build; however, the process for deciding which entity constructs and owns a project may change as a result of FERC Order. No. 1000 discussed below.
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

OG&E 2011 Oklahoma Rate Case Filing

On July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E requested a return on equity of 11.0 percent based on a common equity percentage of 53.0 percent. In its application, OG&E requested recovery of increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On July 2, 2012, OG&E and other parties associated with its rate increase reached a settlement agreement in this matter. On July 9, 2012, the OCC issued an order approving the settlement agreement in this matter. Key terms of the settlement agreement included: (i) an annual net increase of approximately $4.3 million in OG&E's rates to its Oklahoma retail customers, (ii) OG&E's Oklahoma retail authorized return on equity of 10.2 percent, (iii) the rate of return under various recovery riders previously approved by the OCC, including riders for OG&E's smart grid implementation and Crossroads wind farm, is based on OG&E's actual debt and equity ratios as reflected in OG&E's application and a 10.2 percent return on equity, (iv) depreciation rates were implemented in the same month new customer rates went into effect, (v) the pension and postretirement medical cost tracker remains in effect, (vi) a procedure was established to expedite the recovery of the cost of specified high-voltage transmission projects and (vii) extension of funding for OG&E's system hardening program. OG&E expects the impact of the rate increase on its customers and service territory to be minimal as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. OG&E implemented the new rates effective in early August.

OG&E Smart Grid Project

On December 17, 2010, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On June 22, 2011, OG&E reached a settlement agreement with all the parties in this matter. OG&E and the other parties in this matter agreed to ask the APSC to approve the settlement agreement including the following: (i) pre-approval of system-wide deployment of smart grid technology in Arkansas and authorization for OG&E to begin recovering the prudently incurred costs of the Arkansas system-wide deployment of smart grid technology through a rider mechanism that will become effective in accordance with the order approving the settlement agreement; (ii) cost recovery through the rider would commence when all of the smart meters to be deployed in Arkansas are in service; (iii) OG&E guarantees that customers will receive certain operations and maintenance cost reductions resulting from the smart grid deployment as a credit to the recovery rider; and (iv) the stranded costs associated with OG&E's existing meters which are being replaced by smart meters will be accumulated in a regulatory asset and recovered in base rates beginning after an order is issued in OG&E's next general rate case. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement. On November 5, 2012, OG&E filed a revised smart grid recovery rider rate schedule. On December 13, 2012, the APSC issued an order in this matter approving the revised smart grid recovery rider to be effective beginning with the first billing cycle in January 2013 through December 2013. OG&E began recovering the estimated capital costs of $14 million and associated operation and maintenance costs for deployment of smart grid technology, along with incremental costs for web portal access and education of $0.8 million. The APSC also found that the prudence of OG&E’s smart grid expenditures will be determined in OG&E's next Arkansas rate case and that revenues collected under the rider are subject to refund, with interest, only in the event that the APSC determines that OG&E's smart grid expenditures were not prudent. The costs recoverable from Oklahoma customers for system-wide deployment of smart grid technology and implementing the smart grid pilot program were capped at $366.4 million (inclusive of the U.S. Department of Energy grant award amount) subject to an offset for any recovery of those costs from Arkansas customers and are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. This project was completed in late 2012 and the smart grid project costs did not exceed $366.4 million.

OG&E Demand and Energy Efficiency Program Filing
On July 2, 2012, OG&E filed an application with the OCC requesting approval of OG&E's 2013 demand portfolio, the authorization to recover the program costs, lost revenues associated with any achieved energy, demand savings and performance based incentives through the demand program rider and the recovery of costs associated with research and development investments. On July 16, 2012, OG&E filed an amended application which modified various calculations to reflect the rate of return authorized by the OCC in OG&E's 2011 rate case order and provided for consideration of a peak time rebate program. On December 20, 2012, the OCC approved a settlement with all parties in this matter. Key terms of the settlement included (i) approval of the program budgets proposed by OG&E and an additional amount of approximately $7 million over the three-year period for the energy efficiency programs, (ii) approval of OG&E’s proposed Demand Program Rider tariff, (iii) the recovery through the Demand Program Rider of the increased program costs and the net lost revenues, incentives and research and development investments requested by OG&E, with the exception of lost revenues resulting from the Integrated Volt Var Control program (automated intelligence to control voltage and power on the distribution lines) and incentives for the SmartHours® and Integrated Volt Var Control demand response programs, (iv) recovery of the program costs on a levelized basis over the three-year period, (v) consideration of implementing a peak time rebate program in 2015 and (vi) the periodic filing of additional reports. The Demand Program Rider became effective on January 1, 2013.
OG&E Fuel Adjustment Clause Review for Calendar Year 2010
The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E's generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance (as discussed below) for any of these expenses is warranted. On January 31, 2013, the OCC issued an order approving the administrative law judge's recommendation. Previously, the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E's fuel adjustment clause. These recommendations were based on allegations that OG&E's lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. Previously, the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage.
Pending Regulatory Matters

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP currently has a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build various transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are described as those subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) subsequent to the effective date of the regulatory compliance filings required by the rule, which were filed on November 13, 2012.

OGE Energy cannot, at this time, determine the precise impact of Order No. 1000 on OG&E. OG&E has filed a petition for review in the D.C. Circuit relating to the same matter. Nevertheless, at the present time, OGE Energy has no reason to believe that the implementation of Order No. 1000 will impact OG&E's transmission projects currently under development and construction for which OG&E has received a notice to proceed from the SPP.

OG&E Market-Based Rate Authority
On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rate sales outside the SPP's energy imbalance service market. A FERC order is pending.
OG&E Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011.  OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 1, 2012.  On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent.  The Oklahoma Industrial Energy Consumers filed a statement of position on December 19, 2012 and did not challenge OG&E's application of its fuel adjustment clause or prudency.  The Oklahoma Industrial Energy Consumers reserved its right to file rebuttal testimony, cross examine witnesses and amend its statement of position should circumstances change or additional information becomes available in the course of this proceeding. On January 7, 2013, the Oklahoma Attorney General filed a statement of position stating that after reviewing the case information the Attorney General has no reason at this time to dispute the findings of the OCC Staff.  A hearing in this matter is scheduled for April 4, 2013.

OG&E Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 MWs. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On December 14, 2012, the APSC Staff filed testimony recommending that the APSC find that the Crossroads wind farm is in the public interest and that it approve interim recovery through the Energy Cost Recovery Rider effective August 31, 2012. OG&E concurred with the APSC Staff’s recommendations. On January 16, 2013, the APSC granted a motion made by OG&E and the APSC Staff to cancel the hearing previously scheduled and issue an order based on the filed record. On February 22, 2013, the APSC directed OG&E to respond to two questions in order to complete the record upon which they may rule. OG&E believes it is reasonable to expect a final order from the APSC by the end of the first quarter.

OG&E Fuel Adjustment Clause Review for Calendar Year 2009 Related to Enogex Gas Transportation and Storage Agreement

As previously reported, under the terms of a settlement agreement reached in 2011 regarding the prudency of OG&E's fuel adjustment clause for 2009, OG&E agreed to hire a third party expert to evaluate its prospective gas transportation and storage needs and to identify options for meeting those needs. Upon completion of the third party evaluation, OG&E agreed to file a cause to address the third party's evaluation, recommendations and conclusions. On January 31, 2013, OG&E filed a cause that included OG&E's response to the final evaluations and conclusions of the third party consultant, Black & Veatch, and OG&E's assessment of transportation and storage needs for the next three to five years.

Also, as part of this matter, on August 9, 2012, OG&E filed an application with the OCC requesting: (i) an order finding that a one-year extension to April 30, 2014 of OG&E's gas transportation and storage agreement with Enogex is prudent, (ii) a waiver of the OCC's competitive procurement rules and (iii) finding that the one-year extension of the gas transportation and storage agreement complies with the OCC's affiliate transaction rules. On September 14, 2012, OG&E filed a settlement agreement in which all parties to this matter agreed to the one-year extension of the Enogex contract and cost recovery from ratepayers at the rates currently in effect. On October 25, 2012, the OCC issued an order approving the settlement agreement.

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

At December 31, 2012 and 2011, OG&E had regulatory assets of $537.6 million and $523.9 million, respectively, and regulatory liabilities of $386.2 million and $276.4 million, respectively. See Note 1 of Notes to Consolidated Financial Statements for a further discussion.
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
OG&E offers several alternate customer programs and rate options.  Under OG&E's Smart Grid enabled SmartHours® programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year.  Budget-minded customers that desire a fixed monthly bill may benefit from the guaranteed flat bill option.  A second tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers.  OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers.  Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction.  This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response.  This voluntary curtailment program seeks customers that can curtail on most curtailment event days, but may not be able to curtail every time that a curtailment event is required.  OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
OG&E also has two rate classes, Public Schools-Demand and Public Schools Non-Demand, that provide OG&E with flexibility to provide targeted programs for load management to public schools and their unique usage patterns. OG&E also provides service level, seasonal and time period fuel charge differentiation that allows customers to pay fuel costs that better reflect the underlying costs of providing electric service.  Lastly, OG&E has a military base rider that demonstrates Oklahoma's continued commitment to our military partners.
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

Fuel Supply and Generation
In 2012, 52 percent of the OG&E-generated energy was produced by coal-fired units, 42 percent by natural gas-fired units and six percent by wind-powered units. Of OG&E's 6,807 total MW capability reflected in the table under Item 2. Properties, 3,816 MWs, or 56 percent, are from natural gas generation, 2,542 MWs, or 37 percent, are from coal generation and 449 MWs, or seven percent, are from wind generation. Though OG&E has a higher installed capability of generation from natural gas units, it has been more economical to generate electricity for our customers using lower priced coal. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In Kilowatt-Hour - cents)	2012	2011	2010	2009	2008
Natural gas	2.930	4.328	4.638	3.696	8.455
Coal	2.310	2.064	1.911	1.747	1.153
Weighted average	2.437	2.897	3.012	2.474	3.337
The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2011 as compared to 2010 was primarily due to lower natural gas prices and lower natural gas generation. The increase in the weighted average cost of fuel in 2010 as compared to 2009 was primarily due to higher natural gas prices and increased natural gas generation. The decrease in the weighted average cost of fuel in 2009 as compared to 2008 was primarily due to decreased natural gas prices partially offset by increased coal transportation rates in 2009. A portion of these fuel costs is included in the base rates to customers and differs for each jurisdiction. The portion of recoverable fuel costs that is not included in the base rates is recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
Coal
All of OG&E's coal-fired units, with an aggregate capability of 2,542 MWs, are designed to burn low sulfur western sub-bituminous coal. OG&E has contracted for approximately 60 percent of its forecasted annual coal usage via multi-year contracts that expire in 2015 and the remainder of its forecasted 2013 usage via one-year contracts that expire in 2013. In 2012, OG&E purchased 8.5 million tons of coal from various Wyoming suppliers. The combination of all coal has a weighted average sulfur content of 0.23 percent. Based upon the average sulfur content and EPA certified emission data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," emission limits are expected to become more stringent.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

Natural Gas
OG&E has entered into multiple month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through additional requests for proposal in early to mid-2013, along with monthly and daily purchases, all of which are expected to be made at market prices.

OG&E utilizes a natural gas storage facility for storage services that allows OG&E to maximize the value of its generation assets. Storage services are provided by Enogex as part of Enogex's gas transportation and storage contract with OG&E. At December 31, 2012, OG&E had 1.5 million MMBtu's in natural gas storage valued at $4.6 million.
Wind
OG&E's current wind power portfolio includes: (i) the 120 MW Centennial wind farm, (ii) the 101 MW OU Spirit wind farm, (iii) the 227.5 MW Crossroads wind farm, (iv) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (v) access to up to 150 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2030, (vi) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2030 and (vii) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

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

NATURAL GAS MIDSTREAM OPERATIONS - ENOGEX

Overview

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented.  Enogex's operations are now organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing.

On October 5, 2010, OGE Energy entered into an investment agreement with the ArcLight group, whereby the ArcLight group contributed $183,150,000 in exchange for a membership interest in Enogex Holdings. As a result of this transaction, the ArcLight group acquired an indirect interest in Enogex LLC and OGE Energy retained an indirect interest in Enogex LLC. The investment agreement provides the ArcLight group the opportunity to increase its ownership interest by providing equity funding for capital expenditures associated with Enogex's business plan. The transaction closed on November 1, 2010. As a result of the investment agreement described above and subsequent disproportionate contributions by the ArcLight group, at December 31, 2012, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings.

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

Until the ArcLight group owns 50 percent of the equity of Enogex Holdings, the ArcLight group will fund capital contributions in an amount higher than its proportionate interest.  If necessary, the ArcLight group will fund between 50 percent and 90 percent of required capital contributions during that period.  The remainder of the required capital contributions (i.e., between 10 percent and 50 percent) will be funded by OGE Holdings. Prior to January 1, 2012, the per unit equity price paid equaled the initial price that had been paid by the ArcLight group under the investment agreement. Beginning January 1, 2012, the equity price per unit is based on the equity value of Enogex Holdings. Subject to certain adjustments, including for material acquisitions, the equity value is calculated as 9.0 or 9.5 times trailing 12-month EBITDA, depending on the ArcLight group's ownership interest and whether the project has already been identified by Enogex Holdings.

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

Natural Gas Transportation and Storage

General

Enogex owns and operates approximately 2,284 miles of intrastate natural gas transportation pipelines in Oklahoma with 2.08 TBtu/d of average daily throughput in 2012.  Enogex provides fee-based firm and interruptible transportation services on both an intrastate basis and, pursuant to Section 311 of the Natural Gas Policy Act, on an interstate basis. Enogex's obligation to provide firm transportation service means that it is obligated to transport natural gas nominated by the shipper up to the maximum daily quantity specified in the contract. In exchange for that obligation on Enogex's part, the shipper pays a specified demand or reservation charge, whether or not it utilizes the capacity. In most intrastate firm contracts, the shipper also pays a transportation or commodity charge with respect to quantities actually transported by Enogex. Enogex's obligation to provide interruptible transportation service means that it is obligated to transport natural gas nominated by the shipper only to the extent that it has available capacity. For this service, the shipper pays no demand or reservation charge but pays a transportation or commodity charge for quantities actually shipped. Enogex derives a substantial portion of its transportation revenues from firm transportation services and leased capacity. To the extent pipeline capacity is not needed for such firm transportation services and leased capacity, Enogex offers interruptible transportation services.

Enogex delivers natural gas to most interstate and intrastate pipelines and end-users connected to its systems from the Arkoma and Anadarko basins (including growth activity in the Granite Wash play, Cana/Woodford Shale play and the Colony Wash play in western Oklahoma and the Granite Wash play in the Wheeler County, Texas area, which is located in the Texas Panhandle). At December 31, 2012, Enogex was connected to 13 third-party natural gas pipelines and had 63 interconnect points. These third-party natural gas pipelines include ANR Pipeline, CenterPoint Energy Gas Transmission Co., El Paso Natural Gas Pipeline, Gulf Crossing Pipeline Company LLC, MEP, Natural Gas Pipeline Company of America, Northern Natural Gas Company, Oneok Gas Transmission, Ozark Gas Transmission, L.L.C., Panhandle Eastern Pipe Line, Postrock KPC Pipeline, LLC, Southern Star Central Gas Pipeline (formerly Williams Central) and Western Farmers Electric Cooperative. Further, Enogex is connected to 37 end-user customers, including 15 natural gas-fired electric generation facilities in Oklahoma.

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

Enogex uses its storage assets to meet its contractual obligations under certain load following transportation and storage contracts, including its gas transportation and storage agreement with OG&E. Enogex also periodically conducts an open season to solicit commitments for contracted storage capacity and deliverability to third parties.

Customers and Contracts

Enogex's major transportation customers are OG&E and PSO, the second largest electric utility in Oklahoma. Enogex provides gas transmission delivery services to all of PSO's natural gas-fired electric generation facilities in Oklahoma under a firm intrastate transportation contract. The PSO contract and the OG&E contract provide for a monthly demand charge plus variable transportation charges including fuel.  The stated term of the PSO contract expired January 1, 2013, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period. Because neither party provided notice of termination 180 days prior to January 1, 2013, the PSO contract will remain in effect at least through January 1, 2014.  The stated term of the OG&E contract expired April 30, 2009, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period.  Because neither party provided notice of termination 180 days prior to May 1, 2013, the OG&E contract will remain in effect at least through April 30, 2014.  As part of the no-notice load following contract with OG&E, Enogex provides natural gas storage services for OG&E. Enogex has been providing natural gas storage services to OG&E since August 2002 when it acquired the Stuart Storage Facility. Demand for natural gas on Enogex's system is usually greater during the summer, primarily due to demand by natural gas-fired electric generation facilities to serve residential and commercial electricity requirements.  In 2012, 2011 and 2010, revenues from Enogex's firm intrastate natural gas transportation and storage contracts were $131.5 million, $130.7 million and $116.6 million, respectively, of which $47.5 million in each year was attributed to OG&E and $15.3 million in each year was attributed to PSO.  Revenues from Enogex's firm intrastate transportation and storage contracts represented 27 percent of Enogex's consolidated gross margin in 2012, 30 percent in 2011 and 28 percent in 2010.

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

Natural gas competes with other forms of energy available to Enogex's customers and end-users, including electricity, coal, fuel oils and wind power. The primary competitive factor is price. Changes in the availability or price of natural gas or other forms of energy as well as weather and other factors affect the demand for natural gas on Enogex's system.

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

Completed Regulatory Matters

Enogex 2011 Fuel Filing

On February 28, 2011, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the upcoming fuel year (April 1, 2011 through March 31, 2012).  Along with the revised fuel percentages, Enogex also requested authority to revise its statement of operating conditions to permanently change the annual filing date to February 28.  On July 6, 2012, Enogex submitted a compliance filing to synchronize the 2011 fuel filing with the revised statement of operating conditions filed on May 31, 2012 in compliance with the FERC's order approving Enogex's 2011 Section 311 rate case settlement.  In October 2012, the FERC accepted Enogex's proposed zonal fuel percentages.

Enogex 2012 Fuel Filing

On February 24, 2012, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the 2012 fuel year (April 1, 2012 through March 31, 2013). On July 6, 2012, Enogex submitted a compliance filing to synchronize the 2012 fuel filing with the revised statement of operating conditions filed on May 31, 2012 in compliance with the FERC's order approving Enogex's 2011 Section 311 rate case settlement. In October 2012, the FERC accepted Enogex's proposed zonal fuel percentages.

Enogex Storage Statement of Operating Conditions Filing

On August 31, 2010, Enogex filed a new statement of operating conditions applicable to storage services with the FERC that replaced Enogex's existing storage statement of operating conditions effective July 30, 2010.  Among other things, the new storage statement of operating conditions updates the general terms and conditions for providing storage services. On December 7, 2012, the FERC issued an order approving Enogex's revised storage statement of operating conditions, effective August 31, 2010.

Enogex FERC Section 311 2011 Rate Case

On January 28, 2011, Enogex submitted a new rate filing to the FERC to set the maximum rate for a new firm Section 311 transportation service in the West Zone of its system and to revise the currently effective maximum rates for Section 311 interruptible transportation service in the East Zone and West Zone.  Along with establishing the rate for a new firm service in the West Zone, Enogex's filing requested a decrease in the maximum interruptible zonal rates in the West Zone and to retain the currently effective rates for firm and interruptible services in the East Zone.  Enogex reserved the right to implement the higher rates for firm and interruptible services in the East Zone supported by the cost of service to the extent an expeditious settlement agreement cannot be reached in the proceeding.  Enogex proposed that the rates be placed into effect on March 1, 2011.  On January 10, 2012, Enogex filed a settlement agreement with the FERC. On May 4, 2012, the FERC issued an order approving the settlement agreement in this matter, subject to the submission of a compliance filing to place the settlement rates into effect as of March 1, 2011, which compliance filing was subsequently filed on May 31, 2012. The FERC also requested that Enogex file a revised statement of operating conditions, which was subsequently filed on May 31, 2012. As part of the settlement agreement in this matter, Enogex made refunds of $0.2 million to affected customers on June 15, 2012 and submitted a report to the FERC on July 6, 2012 showing the refund payment calculation. On February 21, 2013, the FERC issued an order approving the refund report.

Recent System Expansions

Over the past several years, Enogex has initiated multiple organic growth projects to increase capacity across its system.

In 2006, Enogex entered into a firm capacity agreement with MEP for a primary term of 10 years (subject to possible extension) that gives MEP and its shippers access to capacity on Enogex's system.  The quantity of capacity subject to the MEP capacity agreement is currently 272 MMcf/d, with the quantity subject to being increased by mutual agreement pursuant to the capacity agreement.  In addition to MEP's capacity agreement, the MEP project included construction by MEP of a new pipeline originating near Bennington, Oklahoma and terminating in Butler, Alabama.  In support of the MEP lease agreement, Enogex constructed 43 miles of 24-inch steel pipe in Woods and Major counties in Oklahoma, and added 24,000 horsepower of electric-driven compression in Bennington, Oklahoma.  Enogex commenced service to MEP under the lease agreement on June 1, 2009.

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

Natural Gas Gathering and Processing

General

Enogex provides well connect, gathering, measurement, treating, dehydration, compression and processing services for various types of natural gas producing wells owned by various sized producers who are active in the areas in which Enogex operates. Most natural gas produced at the wellhead contains NGLs. Natural gas produced in association with crude oil typically contains higher concentrations of NGLs than natural gas produced from gas wells. This high-content, or "rich," natural gas is generally not acceptable for transportation in the nation's transmission pipeline system or for commercial use. The streams of processable natural gas gathered from wells and other sources are gathered into Enogex's gas gathering systems and are delivered to processing plants for the extraction of NGLs, leaving residual dry gas extracted that meets transmission pipeline and commercial quality specifications.  Enogex is active in the extraction and marketing of NGLs from natural gas it processes. The liquids extracted include condensate liquids, marketable ethane, propane, butanes and natural gasoline mix. The residue gas remaining after the liquid products have been extracted consists primarily of methane and ethane.

Enogex's gathering system includes approximately 6,640 miles of intrastate natural gas gathering pipelines in Oklahoma and Texas with 1.41 TBtu/d of average daily gathered volumes in 2012.  Enogex owns and operates nine natural gas processing plants, with a current total inlet capacity of 1,305 MMcf/d and has contracted to have access to up to 90 MMcf/d of capacity in three third-party plants. Where the quality of natural gas received dictates the removal of NGLs, such gas is aggregated through the gathering system to the inlet of one or more processing plants operated or utilized by Enogex. The resulting processed stream of natural gas is then delivered from the tailgate of each plant into Enogex's intrastate natural gas transportation system for the nine processing plants that Enogex owns. In 2012, Enogex extracted and sold 867 million gallons of NGLs.

Enogex also has a 50 percent interest in Atoka, which previously operated a 20 MMcf/d refrigeration processing plant which processed gas gathered in the Atoka area. The processing plant was leased on a month-to-month basis. In August 2011, management made a decision to use third-party processing exclusively for gathered volumes dedicated to Atoka and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement.

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

•
Fee-based arrangements.  Under these arrangements, Enogex generally is paid a fixed fee for performing the gathering and processing service. This fee is directly related to the volume of natural gas that flows through Enogex's system and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in volumes and, thus, a decrease in Enogex's fee revenues. These arrangements provide stable cash flows, but minimal, if any, upside in higher commodity price environments. At December 31, 2012, these arrangements accounted for 35 percent of Enogex's natural gas processed volumes.

•
Percent-of-proceeds and percent-of-liquids arrangements.  Under these arrangements, Enogex generally gathers raw natural gas from producers at the wellhead, transports the gas through its gathering system, processes the gas and sells the processed gas and/or NGLs at prices based on published index prices. These arrangements provide upside in high commodity price environments, but result in lower margins in low commodity price environments. The price paid to producers is based on an agreed percentage of the proceeds of the sale of processed natural gas, NGLs or both or the expected proceeds based on an index price. We refer to contracts in which Enogex shares in specified percentages of the proceeds from the sale of natural gas and NGLs as percent-of-proceeds arrangements and in which Enogex receives proceeds from the sale of NGLs or the NGLs themselves as compensation for its processing services as percent-of-liquids arrangements. Under percent-of-proceeds arrangements, Enogex's margin correlates directly with the prices of natural gas and NGLs. Under percent-of-liquids arrangements, Enogex's margin correlates directly with the prices of NGLs. At December 31, 2012, Enogex's percent-of-proceeds and percent-of-liquids processing arrangements accounted for 16 percent and 28 percent, respectively, of Enogex's natural gas processed volumes.

•
Keep-whole arrangements.  Enogex processes raw natural gas to extract NGLs and returns to the producer the full gas equivalent British thermal unit value of raw natural gas received from the producer in the form of either processed gas or its cash equivalent. Enogex is entitled to retain the processed NGLs and to sell them for its own account. Accordingly, Enogex's margin is a function of the difference between the value of the NGLs produced and the cost of the processed gas used to replace the thermal equivalent of those NGLs. These arrangements can provide large profit margins in favorable commodity price environments, but also can be subject to losses if the cost of natural gas exceeds the value of its thermal equivalent of NGLs. Many of Enogex's keep-whole contracts include provisions that reduce its commodity price exposure, including conditioning floors (such as the default processing fee described below) that allow the keep-whole contract to be charged a fee if the NGLs have a lower value than their gas equivalent British thermal unit value in natural gas.  At December 31, 2012, these arrangements accounted for 21 percent of Enogex's natural gas processed volumes.

Total processable volumes during 2012 were 1.00 Tbtu/d. Processable volumes are the natural gas production that are on Enogex's gathering systems that are available to be processed, some of which is moved off of the system and is not processed under one of Enogex's processing agreements. Processable volumes include condensate volumes which are captured in the gathering pipeline and therefore not included in plant inlet volumes.

In August 2011, Enogex and one of its five largest customers entered into new agreements, effective July 1, 2011, relating to the customer's natural gas gathering and processing volumes on the Oklahoma portion of Enogex's system. The effect of this new arrangement is that (i) the acreage dedicated by the customer to Enogex for gathering and processing in Oklahoma has been increased for an extended term and (ii) the processing arrangement has been converted from keep-whole to fixed fee. This customer's converted volumes represented 8.4 percent of total inlet volumes from July 1, 2011 to December 31, 2011. As a result, Enogex has recorded $7.1 million in Deferred Revenues on the Company's Consolidated Balance Sheet at December 31, 2012, which are expected to be recognized based on the estimated average fee per MMBtu processed by the end of 2014.

On January 2, 2013, Enogex and one of its five largest customers entered into new agreements, effective January 1, 2013, relating to the customer's gathering and processing volumes on the Texas portion of Enogex's system. The effects of this new arrangement are (i) a fixed fee processing agreement replaces the previous keep-whole agreement, (ii) the acreage dedicated by the customer to Enogex for gathering and processing in Texas has been increased for an extended term and (iii) the sale by Enogex of certain gas gathering assets in the Texas Panhandle portion of Enogex's system to this customer for cash proceeds of approximately $35 million. The sale of these assets was approved by the Company's and Enogex's Board of Directors in November 2012, therefore these assets were classified as held for sale on the Company's Consolidated Balance Sheet at December 31, 2012. Enogex expects to recognize a pre-tax gain of approximately $10 million in the first quarter of 2013 in its natural gas gathering and processing segment from the sale of these assets.

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

Of the commercial grade propane produced at Enogex's processing plants, six percent is sold on the local market. The balance of propane and the other NGLs produced by Enogex is delivered into pipeline facilities of a third party and transported to Conway, Kansas or Mont Belvieu, Texas, where they are sold under contract or on the spot market. Ethane, which may be optionally produced at all of Enogex's plants except the Roger Mills and Calumet plants, is also sold under contract or on the spot market.

Enogex's large diameter, rich gas gathering pipelines in western Oklahoma are configured such that natural gas from western Oklahoma and the Wheeler County area in the Texas Panhandle can flow to the Cox City, Thomas, Calumet, South Canadian or Wheeler gas processing plants. This large-diameter "super-header" gathering system of Enogex provides gas routing flexibility for Enogex to optimize the economics of its gas processing and to improve system utilization and reliability.

In order to meet the growing requirements of its customers, Enogex continues to evaluate the need to expand its processing capabilities on the "super-header" gathering system, such as the 200 MMcf/d processing plant in Canadian County which was placed in service in December 2011, the 200 MMcf/d processing plant in Wheeler County, Texas which was placed into service in August 2012 and the 200 MMcf/d processing plant which is expected to be installed in Custer County, Oklahoma by the end of 2013.

Customers and Contracts

The natural gas remaining after processing is primarily taken in kind by the producer customers into Enogex's transportation pipelines for redelivery either: (i) to on-system customers such as the electric generation facilities of OG&E, PSO, other independent power producers and other end-users or (ii) into downstream interstate pipelines. Enogex's NGLs are typically sold to NGLs marketers and end-users, its condensate liquid production is typically sold to marketers and refineries and its propane is typically sold in the local market to wholesale distributors. Enogex's key natural gas producer customers in 2012 included Chesapeake Energy Marketing Inc., Apache Corporation and Devon Energy Production Company, L.P. In 2012, these customers accounted for 19.6 percent, 17.8 percent and 10.6 percent, respectively, of Enogex's gathering and processing volumes. In 2012, Enogex's top 10 natural gas producer customers accounted for 73.0 percent of Enogex's gathering and processing volumes.

Competition

Competition for natural gas supply is primarily based on efficiency and reliability of operations, customer service, proximity to existing assets, access to markets and pricing. Competition to gather and process non-dedicated gas is based on providing the producer with the highest total value, which is primarily a function of gathering rate, processing value, system reliability, fuel rate, system run time, construction cycle time and prices at the wellhead. Enogex believes it will be able to continue to compete effectively. Enogex competes with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. Enogex's primary competitors are master limited partnerships who are active in its region, including Access Midstream Partners, L.P., Crosstex Energy LP, DCP Midstream Partners, LP, Enbridge Energy Partners, L.P., MarkWest Energy Partners, L.P. and Oneok Partners, L.P. In processing and marketing NGLs, Enogex competes against virtually all other gas processors extracting and selling NGLs in its market area.

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

Recent System Expansions

Over the past several years, Enogex has initiated multiple organic growth projects. Currently, in Enogex's natural gas gathering and processing business, organic growth capital expenditures are focused on expansions on the west side of Enogex's gathering system, primarily in the Cana/Woodford Shale play and the Greater Granite Wash area, which includes the Colony Wash play in western Oklahoma and the Cleveland, Marmaton, Tonkawa and Granite Wash plays in western Oklahoma and in the Texas Panhandle.

In December 2011, Enogex completed construction of a cryogenic processing plant in Canadian County, Oklahoma, which added 200 MMcf/d of natural gas processing capacity to Enogex's system, and is supported by the installation of inlet and residue compression and the installation of 31 miles of 20-inch gathering pipeline, as well as 11 miles of 24-inch transmission pipeline providing takeaway capacity from the plant tailgate.

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

In support of significant long-term acreage dedications from its customers in the area, Enogex has expanded its gathering infrastructure in western Oklahoma and the Texas Panhandle. These expansions included the installation of 39,700 horsepower of low pressure compression and 235 miles of gathering pipe across the area, which was completed during the third quarter of 2012.

In support of significant long-term acreage dedications from its customers in the area, Enogex is expanding its gathering infrastructure in southern Oklahoma. The initial phase of these expansions include the installation of approximately 20,000 horsepower of compression and approximately 100 miles of gathering pipeline, which are expected to be in service by the end of the first quarter of 2013. The remainder of the expansion includes the installation of approximately 50,000 horsepower of compression and approximately 300 miles of gathering pipeline, which are expected to be in service by the end of 2013.

Enogex is constructing a cryogenic processing plant in Custer County, Oklahoma, which is expected add 200 MMcf/d of natural gas processing capacity to Enogex's system, and is expected to be supported by the installation of 6,000 horsepower of inlet compression and four miles of transmission pipeline. This plant will be connected to the Enogex "super-header" gathering system and is expected to be in service by the end of 2013.

Divestitures

Texas Panhandle Gathering Divestiture

On January 2, 2013, Enogex and one of its five largest customers entered into new agreements, effective January 1, 2013, relating to the customer's gathering and processing volumes on the Texas portion of Enogex's system. The effects of this new arrangement are (i) a fixed fee processing agreement replaces the previous keep-whole agreement, (ii) the acreage dedicated by the customer to Enogex for gathering and processing in Texas has been increased for an extended term and (iii) the sale by Enogex of certain gas gathering assets in the Texas Panhandle portion of Enogex's system to this customer for cash proceeds of approximately $35 million. The sale of these assets was approved by the Company's and Enogex's Board of Directors in November 2012, therefore these assets were classified as held for sale on the Company's Consolidated Balance Sheet at December 31, 2012. Enogex expects to recognize a pre-tax gain of approximately $10 million in the first quarter of 2013 in its natural gas gathering and processing segment from the sale of these assets.

Harrah Gathering and Processing Divestiture

On April 1, 2011, Enogex completed the sale of its Harrah processing plant (38 MMcf/d of capacity) and the associated Wellston and Davenport gathering assets.  The proceeds from the sale were $15.9 million and Enogex recorded a pre-tax gain in the second quarter of 2011 of $3.7 million in its natural gas gathering and processing segment.

Gas Gathering Acquisitions

In addition to the organic growth projects described above, the Company believes that the acquisition transactions described below will provide Enogex with key new opportunities in the greater Granite Wash area.

Western Oklahoma Gathering Acquisition

On September 23, 2011, Enogex entered into the following agreements: an agreement with Cordillera, Oxbow and West Canadian Midstream LLC pursuant to which Enogex agreed to acquire 100 percent of the membership interest in Roger Mills Gas Gathering, LLC, an Oklahoma limited liability company that owns an approximately 60-mile natural gas gathering system located in Roger Mills County and Ellis County, Oklahoma; an agreement with Cordillera and Oxbow pursuant to which Enogex agreed to acquire an approximately 30-mile natural gas gathering system located in Roger Mills County, Oklahoma; and agreements with Cordillera and other producers pursuant to which such producers agreed to provide Enogex with long-term acreage dedication in the area served by the gathering systems encompassing approximately 100,000 net acres. The gathering systems are located in the Granite Wash area. The aggregate purchase price for these transactions was $200.4 million which was paid in cash primarily from contributions from OGE Energy and the ArcLight group as well as cash generated from operations and bank borrowings. The transactions closed on November 1, 2011. In support of these acquisitions, Enogex constructed 20 miles of 16-inch gathering pipe and over 11,000 horsepower of low pressure compression in 2012.

Granite Wash Gathering Acquisition

On August 1, 2012, Enogex entered into agreements with Chesapeake Midstream Gas Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., wholly-owned subsidiaries of Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.P., respectively, pursuant to which Enogex agreed to acquire approximately 235 miles of natural gas gathering pipelines, right-of-ways and certain other midstream assets that provide natural gas gathering services in the greater Granite Wash area. The transactions closed on August 31, 2012. The aggregate purchase price for these transactions was approximately $78.6 million including reimbursement for certain permitted capital expenditures incurred during the period beginning June 1, 2012 and ending August 31, 2012. Enogex utilized cash generated from operations and bank borrowings to fund the purchase. In addition, Enogex also incurred acquisition-related costs of $3.5 million for sales taxes on acquired assets, which are included in taxes other than income. Enogex expects the purchase price allocations to be completed by the end of the first quarter of 2013.

In connection with these agreements, Enogex entered into a gas gathering and processing agreement with Chesapeake effective September 1, 2012 pursuant to which Enogex began providing fee-based natural gas gathering, compression, processing and transportation services to Chesapeake with respect to certain acreage dedicated by Chesapeake.

Enogex Cox City Plant Fire

On December 8, 2010, a fire occurred at Enogex's Cox City natural gas processing plant destroying major components of one of the four processing trains, representing 120 MMcf/d of the total 180 MMcf/d of capacity, at that facility. The damaged train was replaced and the facility was returned to full service in September 2011. The total cost necessary to return the facility back to full service was $29.6 million. In the fourth quarter of 2011, Enogex received a partial insurance reimbursement of $7.4 million and recognized a gain of $3.0 million on insurance proceeds. In March 2012, Enogex reached a settlement agreement with its insurers in this matter. As a result of the settlement agreement, Enogex received additional reimbursements of $7.6 million and recognized a gain of $7.5 million on insurance proceeds in 2012.

Safety and Health Regulation

Certain of Enogex's facilities are subject to pipeline transportation regulations, including the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The Pipeline and Hazardous Materials Safety Administration regulates safety requirements in the design, construction, operation and maintenance of applicable natural gas and hazardous liquid pipeline facilities. The Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 require mandatory inspections and enforcement for all U.S. hazardous liquid and natural gas transportation pipelines, including some gathering lines in high population areas. The U.S. Department of Transportation has developed regulations implementing the Pipeline Safety Improvement Act of 2002 that require pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in high-consequence areas where threats pose the greatest risk to people and their property. For example, the U.S. Department of Transportation has adopted regulations requiring pipeline operators to develop integrity management programs for their applicable pipelines.  In 2012, Enogex incurred $13.7 million of capital expenditures and operating costs for pipeline integrity management.  Enogex currently estimates that it will incur capital expenditures and operating costs of between $100 million and $160 million from 2013 to 2017 in connection with pipeline integrity management. The estimated capital expenditures and operating costs include Enogex's estimates for the assessment, remediation and prevention or other mitigation that may be determined to be necessary. At this time, Enogex cannot predict the ultimate costs of its integrity management program and compliance with this regulation because those costs will depend on the number and extent of any repairs found to be necessary.  Enogex will continue to assess, remediate and maintain the integrity of its pipelines. The results of these activities could cause Enogex to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of its pipelines.

On December 13, 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which the President signed into law on January 3, 2012. Among other things, the law requires additional verification of pipeline infrastructure records by Enogex and other intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the PHMSA will require the operator to re-confirm the maximum allowable operating pressure, a process that could cause temporary or permanent limitations on throughput for affected pipelines. This law required PHMSA to direct pipeline operators to verify the maximum allowable operating pressure of their pipelines by July 3, 2

012, and to submit documentation to PHMSA by July 3, 2013. This law also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2.0 million for a related series of violations. For further information regarding this Act and potential regulations, see Note 16 of Notes to Consolidated Financial Statements. At this time, the Company is not able to estimate the capital, operating or other costs that may be required to comply with this law and any related PHMSA regulations that may be promulgated, but such costs could be significant.

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

It is estimated that OG&E's and Enogex's total expenditures to comply with environmental laws, regulations and requirements for 2013 will be $63.0 million and $6.4 million, respectively, of which $45.3 million and $0.7 million, respectively, are for capital expenditures.  It is estimated that OG&E's and Enogex's total expenditures to comply for environmental laws, regulations and requirements for 2014 will be $37.7 million and $6.3 million, respectively, of which $19.2 million and $0.5 million, respectively, are for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners and exclude certain other capital expenditures as discussed in the capital expenditures table and related footnote D in "Finance and Construction" below.  The Company's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards.  Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2013 through 2017 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects.

(In millions)	2013	2014	2015	2016	2017
OG&E Base Transmission	$65	$50	$50	$50	$50
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	80	75	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	335	315	315	315	315
OG&E Known and Committed Projects:
Transmission Projects:
Balanced Portfolio 3E Projects (A)	205	25	—	—	—
SPP Priority Projects (B)	165	110	—	—	—
SPP Integrated Transmission Projects (C)	5	5	—	40	40
Total Transmission Projects	375	140	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	30	20	25	20	—
Total Other Projects	70	45	35	30	—
Total OG&E Known and Committed Projects	445	185	35	70	40
Total OG&E (D)	780	500	350	385	355
Enogex LLC Base Maintenance	50	55	55	55	55
Enogex LLC Known and Committed Projects:
Western Oklahoma / Texas Panhandle Gathering Expansion	380	180	140	80	65
Other Gathering Expansion	25	15	10	10	10
Total Enogex LLC Known and Committed Projects	405	195	150	90	75
Total Enogex LLC (E)	455	250	205	145	130
OGE Energy	10	10	10	10	10
Total capital expenditures	$1,245	$760	$565	$540	$495

(A)
Balanced Portfolio 3E includes three projects to be built by OG&E and includes: (i) construction of 135 miles of transmission line from OG&E's Seminole substation in a northeastern direction to OG&E's Muskogee substation at an estimated cost of $175 million for OG&E, which is expected to be in service by late 2013, (ii) construction of 96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at an estimated cost of $115 million for OG&E, which is expected to be in service by mid-2014 and (iii) construction of 39 miles of transmission line from OG&E's Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of $45 million for OG&E, which was placed in service in February 2013.

(B)
The Priority Projects consist of several transmission projects, two of which have been assigned to OG&E. The 345 kilovolt projects include: (i) construction of 99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at an estimated cost of $185 million for OG&E, which is expected to be in service by mid-2014 and (ii) construction of 77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company or another company assigned by Mid-Kansas Electric Company at an estimated cost of $150 million to OG&E, which is expected to be in service by late 2014. OG&E began construction on the Hitchland project in November 2012 and expects to begin construction on the Kansas project in June 2013.

(C)
On January 31, 2012, the SPP approved the Integrated Transmission Plan Near Term and Integrated Transmission Plan 10-year projects. These plans include two projects to be built by OG&E: (i) construction of 47 miles of transmission line from OG&E's Gracemont substation in a northwestern direction to a companion transmission line to be built by American Electric Power to its Elk City substation at an estimated cost of $75 million for OG&E, which is expected to be in service by early 2018, and (ii) construction of 126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southeastern direction to OG&E's Cimarron substation and construction of a new substation on this transmission line, the Mathewson substation, at an estimated cost of $210 million for OG&E, which is expected to be in service by early 2021. On April 9, 2012, OG&E received a notice to construct these projects from the SPP. On June 26, 2012, OG&E responded to the SPP that OG&E will construct the projects discussed above and is moving forward with more detailed cost estimates that must be reviewed and approved by the SPP. OG&E and American Electric Power are currently in discussions regarding how much of the 94 mile Elk City to Gracemont transmission line will be built by OG&E and American Electric Power. American Electric Power has argued for a larger portion of such transmission line than the traditional 50 percent split. The capital expenditures related to these projects are presented in the summary of capital expenditures for known and committed projects above.

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit, which delays the timing of required implementation of the SO2 emissions standards in the rule. The merits of the appeal have been fully briefed, and oral argument is scheduled to occur on March 6, 2013. Neither the outcome of the challenge to the FIP nor the timing of any required capital expenditures can be predicted with any certainty at this time, but such capital expenditures could be significant.

•
Installation of control equipment for compliance with MATS by a deadline of April 16, 2015, with the possibility of a one-year extension. OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. Due to various uncertainties about the final design, the potential use of this technology relating to regional haze measures and the specifications for the control equipment, the resulting cost estimates currently range from $34 million to $72 million per unit.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" below.

(E)
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

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets and at Enogex LLC, will be evaluated based upon their impact upon achieving the Company's financial objectives.  The capital expenditure projections related to Enogex LLC in the table above reflect base market conditions at February 27, 2013 and do not reflect the potential opportunity for a set of growth projects that could materialize. Also, if drilling activity declines in the future, this could reduce Enogex's capital expenditures in the table above.

Pension and Postretirement Benefit Plans

During 2012 and 2011, OGE Energy made contributions to its Pension Plan of $35 million and $50 million, respectively, to help ensure that the Pension Plan maintains an adequate funded status. During 2013, OGE Energy expects to contribute up to $35 million to its Pension Plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

Common Stock Dividends
At the Company's November 2012 Board meeting, management, after considering estimates of future earnings and numerous other factors, recommended to the Board of Directors an increase in the current quarterly dividend rate to $0.4175 per share from $0.3925 per share effective with the Company's first quarter 2013 dividend. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a further discussion.
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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $430.9 million and $277.1 million at December 31, 2012 and 2011, respectively.  The weighted-average interest rate on short-term debt at December 31, 2012 was 0.43 percent.  The average balance of short-term debt in 2012 was $451.0 million at a weighted-average interest rate of 0.45 percent. The maximum month-end balance of short-term debt in 2012 was $608.2 million. At December 31, 2012, Enogex had no outstanding borrowings under its revolving credit agreement as compared to $150.0 million at December 31, 2011.  As Enogex LLC's credit agreement matures on December 13, 2016, along with its intent in utilizing its credit agreement, borrowings thereunder are classified as long-term debt in the Company's Consolidated Balance Sheets.  At December 31, 2012, the Company had $1,116.9 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At December 31, 2012, the Company had $1.8 million in cash and cash equivalents.  See Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt in the first half of 2013, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

Common Stock
The Company expects to issue between $12 million and $15 million of common stock in its Automatic Dividend Reinvestment and Stock Purchase Plan in 2013. See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Minimum Quarterly Distributions by Enogex Holdings

Pursuant to the Enogex Holdings LLC Agreement, Enogex Holdings will make minimum quarterly distributions equal to the amount of cash required to cover OGE Energy's anticipated tax liabilities plus $12.5 million, to be distributed in proportion to each member's percentage ownership interest.

EMPLOYEES

The Company and its subsidiaries had 3,377 employees at December 31, 2012.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 27, 2013:

Name	Age	Title
Peter B. Delaney	59	Chairman of the Board, President and Chief Executive Officer - OGE Energy Corp.
Sean Trauschke	46	Vice President and Chief Financial Officer - OGE Energy Corp.
E. Keith Mitchell	50	President and Chief Operating Officer - Enogex Holdings
Stephen E. Merrill	48	Chief Operating Officer of Enogex LLC
William J. Bullard	64	Assistant General Counsel - OGE Energy Corp.
Scott Forbes	55	Controller and Chief Accounting Officer - OGE Energy Corp.
Patricia D. Horn	54	Vice President - Governance, Environmental and Corporate Secretary - OGE Energy Corp.
Gary D. Huneryager	62	Vice President - Internal Audits - OGE Energy Corp.
Jesse B. Langston	50	Vice President - Retail Energy - OG&E
Jean C. Leger, Jr.	54	Vice President - Utility Operations - OG&E
Cristina F. McQuistion	48	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer - OGE Energy Corp.
Max J. Myers	38	Treasurer - OGE Energy Corp.
Jerry A. Peace	50	Chief Risk Officer - OGE Energy Corp.
Paul L. Renfrow	56	Vice President - Public Affairs, Human Resources and Health & Safety - OGE Energy Corp.
No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Delaney, Trauschke, Bullard, Forbes, Huneryager, Myers, Peace, Renfrow and Ms. Horn and Ms. McQuistion are also officers of OG&E.  Messrs. Delaney, Trauschke, Mitchell, Myers and Ms. Horn are also officers of Enogex Holdings and/or its subsidiaries.  Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 16, 2013.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Peter B. Delaney	2012 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp. and OG&E
	2010 - 2011:	Chairman of the Board and Chief Executive Officer of OGE Energy Corp. and OG&E
	2010 - Present:	Chief Executive Officer of Enogex Holdings
	2008 - Present:	Chief Executive Officer of Enogex LLC
	2008 - 2010:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp. and OG&E
	2008:	Chief Executive Officer of Enogex Inc.
Sean Trauschke	2009 - Present:	Vice President and Chief Financial Officer of OGE Energy Corp. and OG&E
	2010 - Present:	Chief Financial Officer of Enogex Holdings
	2009 - Present:	Chief Financial Officer of Enogex LLC
	2008 - 2009:	Senior Vice President - Investor Relations and Financial Planning of Duke Energy (electric utility)
E. Keith Mitchell	2011 - Present:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
	2008 - 2011:	Senior Vice President and Chief Operating Officer of Enogex LLC
	2008:	Senior Vice President and Chief Operating Officer of Enogex Inc.
Stephen E. Merrill	2011 - Present:	Chief Operating Officer of Enogex LLC
	2009 - 2011:	Vice President - Human Resources of OGE Energy Corp. and OG&E
	2008 - 2009:	Vice President and Chief Financial Officer of Enogex LLC
	2008:	Vice President and Chief Financial Officer of Enogex Inc.
William J. Bullard	2010 - Present:	Assistant General Counsel of OGE Energy Corp.; General Counsel of OG&E
	2008 - 2010:	Assistant General Counsel of OGE Energy Corp. and OG&E
Scott Forbes	2008 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp. and OG&E
	2008 - 2009:	Interim Chief Financial Officer of OGE Energy Corp. and OG&E
Patricia D. Horn	2012 - Present:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp. and OG&E; Secretary of Enogex Holdings; Corporate Secretary of Enogex LLC
	2010 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp. and OG&E; Secretary of Enogex Holdings; Corporate Secretary of Enogex LLC
	2008 - 2010:	Vice President - Legal, Regulatory, Environmental Health & Safety, General Counsel and Secretary of Enogex LLC
	2008 - 2010:	Assistant General Counsel of OGE Energy Corp.
	2008:	Vice President - Legal, Regulatory, Environmental Health & Safety, General Counsel and Secretary of Enogex Inc.
Gary D. Huneryager	2008 - Present:	Vice President - Internal Audits of OGE Energy Corp. and OG&E
Jesse B. Langston	2011 - Present:	Vice President - Retail Energy of OG&E
	2008 - 2011:	Vice President - Utility Commercial Operations of OG&E
Jean C. Leger, Jr.	2008 - Present:	Vice President - Utility Operations of OG&E
	2008:	Vice President of Operations of Enogex Inc.
Cristina F. McQuistion	2013 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
	2008 - 2011:	Vice President - Process and Performance Improvement of OGE Energy Corp. and OG&E
	2008:	Executive Vice President and General Manager Point of Sale Systems of Teleflora (floral industry and software services to floral industry company)

Name	Business Experience
Max J. Myers	2009 - Present:	Treasurer of OGE Energy Corp. and OG&E
	2010 - Present:	Treasurer of Enogex Holdings
	2008 - 2009:	Managing Director of Corporate Development and Finance of OGE Energy Corp. and OG&E
	2008:	Manager of Corporate Development of OGE Energy Corp. and OG&E
Jerry A. Peace	2008 - Present:	Chief Risk Officer of OGE Energy Corp. and OG&E
	2008:	Chief Risk Officer and Compliance Officer of OGE Energy Corp. and OG&E
Paul L. Renfrow	2012 - Present	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp. and OG&E
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp. and OG&E
	2008 - 2011:	Vice President - Public Affairs of OGE Energy Corp. and OG&E

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS
The Company's web site address is www.oge.com. Through the Company's website under the heading "Investor Relations," "SEC Filings," the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

Item 1A.  Risk Factors.

In the discussion of risk factors set forth below, unless the context otherwise requires, the terms "we," "our" and "us" refer to the Company. In addition to the other information in this Form 10-K and other documents filed by us and/or our subsidiaries with the Securities and Exchange Commission from time to time, the following factors should be carefully considered in evaluating OGE Energy and its subsidiaries.  Such factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by or on behalf of us or our subsidiaries.  Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business operations.

REGULATORY RISKS

OG&E's profitability depends to a large extent on the ability to fully recover its costs from its customers and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

OG&E is subject to comprehensive regulation by several Federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs from utility customers.  Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk.  The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers.

In recent years, the regulatory environments in which OG&E operates have received an increased amount of attention.  It is possible that there could be changes in the regulatory environment that would impair OG&E's ability to fully recover costs historically paid by OG&E's customers.  State utility commissions generally possess broad powers to ensure that the needs of the utility customers are being met.  OG&E cannot assure that the OCC, APSC and the FERC will grant rate increases in the future or in the amounts requested, and they could instead lower OG&E's rates.

OG&E is unable to predict the impact on its operating results from the future regulatory activities of any of the agencies that regulate OG&E.  Changes in regulations or the imposition of additional regulations could have an adverse impact on OG&E's results of operations.

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

OG&E operates in Oklahoma and western Arkansas and is subject to rate regulation by the OCC and the APSC, in addition to the FERC.  Exposure to inconsistent state and Federal regulatory standards may limit our ability to operate profitably.  Further alteration of the regulatory landscape in which we operate, including a change in our return on equity, may harm our financial position and results of operations.

Costs of compliance with environmental laws and regulations are significant and the cost of compliance with future environmental laws and regulations may adversely affect our results of operations, consolidated financial position, or liquidity.

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations", in 2011, the EPA accepted a portion of the Oklahoma SIP for regional haze, which requires the installation of low NOX burners on OG&E's affected units within five years at a cost of approximately $95 million. The EPA rejected Oklahoma's SO2 BART determination with respect to the four affected coal-fired units at the Sooner and Muskogee generating stations and issued a FIP in its place. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. OG&E, the state of Oklahoma and other parties, filed an appeal to challenge this determination, which has delayed the implementation of the regional haze rule in Oklahoma. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

In response to recent regulatory and judicial decisions, emissions of greenhouse gases including, most significantly, carbon dioxide could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions.  If mandatory reductions of carbon dioxide and other greenhouse gases are required in the future, this could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations due to our handling of natural gas, air emissions related to our operations and historical industry operations and waste disposal practices. These activities are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's and Enogex's business activities in many ways, such as restricting the way it can handle or dispose of their wastes or requiring remedial action to mitigate pollution conditions that may be caused by their operations or that are attributable to former operators. OG&E and Enogex may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

For a further discussion of environmental matters that may affect the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations."

We may not be able to recover the costs of our substantial planned investment in capital improvements and additions.

OG&E's business plan calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades and retrofits and modernizing existing infrastructure as well as other initiatives.  Significant portions of OG&E's facilities were constructed many years ago.  Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with changing environmental requirements or to provide reliable operations. OG&E currently provides service at rates approved by one or more regulatory commissions.  If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment.  This could adversely affect OG&E's financial position and results of operations.  While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

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

The construction by Enogex of additions or modifications to its existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond Enogex's control and may require the expenditure of significant amounts of capital. These projects, once undertaken, may not be completed on schedule or at the budgeted cost, or at all. Moreover, Enogex's revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if Enogex expands an existing pipeline or constructs a new pipeline, the construction may occur over an extended period of time, and Enogex may not receive any material increases in revenues or cash flows until the project is completed. In addition, Enogex may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since Enogex is not engaged in the exploration of natural gas, Enogex often does not have access to third-party estimates of potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enogex relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating future production. As a result, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect Enogex's consolidated financial position, results of operations and cash flows.  In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable and Enogex may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, Enogex's consolidated financial position, results of operations and cash flows could be adversely affected.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP implemented a regional energy imbalance service market on February 1, 2007. OG&E participates in the SPP energy imbalance service market to aid in the optimization of its physical assets to serve OG&E's customers. OG&E has not participated in the SPP energy imbalance service market for any speculative trading activities. The SPP purchases and sales are not allocated to individual customers. OG&E records the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Goods Sold in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation by the FERC or the SPP, including the forthcoming SPP integrated marketplace, which is scheduled to begin operation in March 2014.

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

The transportation rates charged by Enogex for transporting natural gas in interstate commerce are subject to the jurisdiction of the FERC under Section 311 of the Natural Gas Policy Act. Rates to provide such service must be "fair and equitable" under the Natural Gas Policy Act and are subject to review and approval by the FERC at least once every five years (previously a triennial requirement).  See Note 17 of Notes to Consolidated Financial Statements for a discussion of Enogex's FERC Section 311 rate case.  There can be no assurance that the FERC will approve Enogex's requested rates.

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

Pursuant to the Pipeline Safety Improvement Act of 2002, the U.S. Department of Transportation has adopted regulations requiring pipeline operators to develop integrity management programs for their applicable pipelines. The regulations require operators to:

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

In 2012, Enogex incurred $13.7 million of capital expenditures and operating costs for pipeline integrity management.  Enogex currently estimates that it will incur capital expenditures and operating costs of between $100 million and $160 million from 2013 to 2017 in connection with pipeline integrity management. The estimated capital expenditures and operating costs include Enogex's estimates for the assessment, remediation and prevention or other mitigation that may be determined to be necessary. At this time, Enogex cannot predict the ultimate costs of its integrity management program and compliance with this regulation because those costs will depend on the number and extent of any repairs found to be necessary.  Enogex will continue to assess, remediate and maintain the integrity of its pipelines. The results of these activities could cause Enogex to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of its pipelines.

On December 13, 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which the President signed into law on January 3, 2012. Among other things, the law requires additional verification of pipeline infrastructure records by Enogex and other intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the PHMSA will require the operator to re-confirm the maximum allowable operating pressure, a process that could cause temporary or permanent limitations on throughput for affected pipelines. This law required PHMSA to direct pipeline operators to verify the maximum allowable operating pressure of their pipelines by July 3, 2012, and to submit documentation to PHMSA by July 3, 2013. This law also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2.0 million for a related series of violations. For further information regarding this Act and potential regulations, see Note 16 of Notes to Consolidated Financial Statements. At this time, the Company is not able to estimate the capital, operating or other costs that may be required to comply with this law and any related PHMSA regulations that may be promulgated, but such costs could be significant.

Events that are beyond our control have increased the level of public and regulatory scrutiny of our industry.  Governmental and market reactions to these events may have negative impacts on our business, consolidated financial position, results of operations, cash flows and access to capital.

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

We are subject to substantial regulation from Federal, state and local regulatory agencies.  We are required to comply with numerous laws and regulations and to obtain permits, approvals and certificates from the governmental agencies that regulate various aspects of our businesses, including customer rates, service regulations, retail service territories, sales of securities, asset acquisitions and sales, accounting policies and practices and the operation of generating facilities.  We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from future regulatory activities of these agencies.

In compliance with the Energy Policy Act of 2005, the FERC approved the North American Electric Reliability Corporation as the national energy reliability organization. The North American Electric Reliability Corporation is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur.  The North American Electric Reliability Corporation has authority to assess penalties up to $1.0 million per day per violation for noncompliance. In order to comply with new or updated security regulations, we may be required to make changes to our current operations which could also result in additional expenses. OG&E is subject to a North American Electric Reliability Corporation compliance audit every three years as well as periodic spot check audits and cannot predict the outcome of those audits.

OPERATIONAL RISKS

Our results of operations may be impacted by disruptions beyond our control.

We are exposed to risks related to performance of contractual obligations by our suppliers.  We are dependent on coal and natural gas for much of our electric generating capacity.  We rely on suppliers to deliver coal and natural gas in accordance with short and long-term contracts.  We have certain supply contracts in place; however, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal and natural gas to us.  The suppliers under these agreements may experience financial or technical problems that inhibit their ability to fulfill their obligations to us.  In addition, the suppliers under these agreements may not be required to supply coal and natural gas to us under certain circumstances, such as in the event of a natural disaster.  Deliveries may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather and availability of equipment.  Failure or delay by our suppliers of coal and natural gas deliveries could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event (severe storm, generator or transmission facility outage) on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

We are subject to financial risks associated with climate change.

Climate change creates financial risk. Potential regulation associated with climate change legislation could pose financial risks to the Company. In addition, to the extent that any climate change adversely affects the national or regional economic health through increased rates caused by the inclusion of additional regulatory imposed costs (carbon dioxide taxes or costs associated with additional regulatory requirements), the Company may be adversely impacted. A declining economy could adversely impact the overall financial health of the Company because of lack of load growth and decreased sales opportunities. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

We are subject to cyber security risks and increased reliance on processes automated by technology.

In the regular course of our businesses, we handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of our information systems such as theft or inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
OG&E and Enogex operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems (including smart grid) and Enogex's transportation systems which may result in a loss of service to customers and also subject OG&E and Enogex to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's smart grid program further increases potential risks associated with cyber security attacks. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its consolidated financial position, results of operations and cash flows.
Our security procedures, which include among others, virus protection software, cyber security and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse affect of cyber security attacks on our systems, which could adversely impact our operations.
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

Weather conditions such as tornadoes, thunderstorms, ice storms, wind storms, and prolonged droughts, as well as seasonal temperature variations may adversely affect our consolidated financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power.  In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time.  As a result, overall operating results may fluctuate on a seasonal and quarterly basis.  In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder.  Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability.  Severe weather, such as tornadoes, thunderstorms, ice storms and wind storms, may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers.  The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process.

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

Enogex's keep-whole natural gas processing arrangements, which constituted 21 percent of its gross margin and accounted for 21 percent of its natural gas processed volumes in 2012, expose it to fluctuations in the pricing spreads between NGLs prices and natural gas prices. Keep-whole processing arrangements generally require a processor of natural gas to keep its shippers whole on a British thermal unit basis by replacing the British thermal units of the NGLs extracted from the production stream with British thermal units of natural gas. Therefore, if natural gas prices increase and NGLs prices do not increase by a corresponding amount, the processor has to replace the British thermal units of natural gas at higher prices and processing margins are negatively affected.

Enogex's percent-of-proceeds and percent-of-liquids natural gas processing agreements constituted two percent and five percent, respectively, of its gross margin and accounted for 16 percent and 28 percent, respectively, of its natural gas processed volumes in 2012. Under these arrangements, Enogex generally gathers raw natural gas from producers at the wellhead, transports the gas through its gathering system, processes the gas and sells the processed gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the proceeds of the sale of processed natural gas, NGLs or both or the expected proceeds based on an index price. Enogex refers to contracts in which it shares in specified percentages of the proceeds from the sale of natural gas and NGLs as percent-of-proceeds arrangements and in which it receives proceeds from the sale of NGLs or the NGLs themselves as compensation for its processing services as percent-of-liquids arrangements. These arrangements expose Enogex to risks associated with the price of natural gas and NGLs.

At any given time, Enogex's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that Enogex was a net buyer of natural gas) and a net long position in NGLs (meaning that Enogex was a net seller of NGLs). As a result, Enogex's gross margin could be negatively impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Because of the natural decline in production from existing wells connected to Enogex's systems, Enogex's success depends on its ability to gather new sources of natural gas, which depends on certain factors beyond its control. Any decrease in supplies of natural gas could adversely affect Enogex's consolidated financial position, results of operations and cash flows.

Enogex's gathering and transportation systems are connected to or dependent on the level of production from natural gas wells, from which production will naturally decline over time. As a result, Enogex's cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, Enogex must continually obtain new natural gas supplies. The primary factors affecting Enogex's ability to obtain new supplies of natural gas and attract new customers to its assets depends in part on the level of successful drilling activity near these systems, Enogex's ability to compete for volumes from successful new wells and Enogex's ability to expand capacity as needed. If Enogex is not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities would decline, which could have a material adverse effect on its consolidated financial position, results of operations and cash flows.

Enogex's businesses are dependent, in part, on the drilling decisions of others.

All of Enogex's businesses are dependent on the continued availability of natural gas production. Enogex does not have control over the level of drilling activity in the areas of its operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. The primary factor that impacts drilling decisions is natural gas prices. Natural gas prices are currently around $3.21 per MMBtu. A decline in natural gas prices could result in a decrease in exploration and development activities in the fields served by Enogex's gathering, processing and transportation facilities, which would lead to reduced utilization of these assets. Other factors that impact production decisions include producers' capital budgets, access to credit, the ability of producers to obtain necessary drilling and other governmental permits, costs of steel and other commodities, geological considerations, demand for hydrocarbons, the level and composition of reserves, other production and development costs and regulatory changes. In particular, certain states have adopted or are considering, and Congress is considering, adopting regulations that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether.  In the event Federal, state, local or municipal legal restrictions are adopted in the areas where Enogex operates, there may be a delay or curtailment in drilling activities. Because of these factors, even if new natural gas reserves are discovered in areas served by Enogex's assets, producers may choose not to develop those reserves.

The Company may engage in commodity hedging activities to minimize the impact of commodity price risk, which may have a volatile effect on its results of operations and cash flows.

The Company is exposed to changes in commodity prices in its operations. The Company has used forward physical contracts, commodity price swap contracts and commodity price option features to manage the Company's commodity price risk exposures in the past.

From time to time, Enogex has instituted a hedging program that was intended to reduce the commodity price risk associated with Enogex's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges).  Management will continue to evaluate whether to enter into any new hedging arrangements and there can be no assurance that Enogex will enter into any new hedging arrangements.  To the extent Enogex hedges its commodity price and interest rate exposures, Enogex may forego the benefits that otherwise would be experienced if commodity prices or interest rates were to change in Enogex's favor. In addition, even though management monitors Enogex's hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect or ineffective, or the hedging policies and procedures are not followed or do not work as planned.

Enogex depends on certain key natural gas producer customers for a significant portion of its supply of natural gas and NGLs. The loss of, or reduction in volumes from, any of these customers could result in a decline in its consolidated financial position, results of operations or cash flows.

Enogex relies on certain key natural gas producer customers for a significant portion of its natural gas and NGLs supply. Enogex's key natural gas producer customers in 2012 included Chesapeake Energy Marketing Inc., Apache Corporation and Devon Energy Production Company, L.P.  In 2012, these customers accounted for 19.6 percent, 17.8 percent and 10.6 percent, respectively, of Enogex's gathering and processing volumes. In 2012, Enogex's top 10 natural gas producer customers accounted for 73.0 percent of Enogex's gathering and processing volumes. The loss of the natural gas and NGLs volumes supplied by these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could have a material adverse effect on Enogex's consolidated financial position, results of operations and cash flows.

Enogex depends on two customers for a significant portion of its firm intrastate transportation and storage services. The loss of, or reduction in volumes from, either of these customers could result in a decline in Enogex's transportation and storage services and its consolidated financial position, results of operations or cash flows.

Enogex provides firm intrastate transportation and storage services to several customers on its system. Enogex's major transportation customers are OG&E and PSO, the second largest electric utility in Oklahoma. As part of the no-notice load following contract with OG&E, Enogex provides natural gas storage services for OG&E. Enogex provides gas transmission delivery services to all of PSO's natural gas-fired electric generation facilities in Oklahoma under a firm intrastate transportation contract. In 2012, 2011 and 2010, revenues from Enogex's firm intrastate natural gas transportation and storage contracts were $131.5 million, $130.7 million and $116.6 million, respectively, of which $47.5 million in each year was attributed to OG&E and $15.3 million in each year was attributed to PSO. The PSO contract and the OG&E contract provide for a monthly demand charge plus variable transportation charges including fuel.  The stated term of the PSO contract expired January 1, 2013, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period. Because neither party provided notice of termination 180 days prior to January 1, 2013, the PSO contract will remain in effect at least through January 1, 2014.  The stated term of the OG&E contract expired April 30, 2009, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period.  Because neither party provided notice of termination 180 days prior to May 1, 2013, the OG&E contract will remain in effect at least through April 30, 2014.  The loss of all or even a portion of the intrastate transportation and storage services for either of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could have a material adverse effect on Enogex's consolidated financial position, results of operations and cash flows.

If third-party pipelines and other facilities interconnected to Enogex's gathering, processing or transportation facilities become partially or fully unavailable, Enogex's revenues and cash flows could be adversely affected.

Enogex depends upon third-party natural gas pipelines to deliver gas to, and take gas from, its transportation system. Enogex also depends on third-party facilities to transport and fractionate NGLs that it delivers to the third party at the tailgates of its processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. Additionally, Enogex depends on third parties to provide electricity for compression at many of its facilities. Since Enogex does not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within Enogex's control. If any of these third-party pipelines or other facilities become partially or fully unavailable, Enogex's revenues and cash flows could be adversely affected.

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

These and other risks could result in substantial losses due to personal injury and loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of Enogex's related operations. Enogex's insurance is currently provided under the Company's insurance programs. Enogex is not fully insured against all risks inherent to its business. Enogex is not insured against all environmental accidents that might occur, which may include toxic tort claims. In addition, Enogex may not be able to maintain or obtain insurance of the type and amount desired at reasonable rates. Moreover, in some instances, significant claims by the Company may limit or eliminate the amount of insurance proceeds available to Enogex. As a result of market conditions, premiums and deductibles for certain of the Company's insurance policies have increased substantially, and could escalate further.  In some instances, insurance could become unavailable or available only for reduced amounts of coverage. If a significant accident or event occurs that is not fully insured, it could adversely affect Enogex's consolidated financial position and results of operations.

Our investment agreement with the ArcLight group involves risks and uncertainties.

As part of our investment agreement with the ArcLight group, we are entitled to designate three directors, and the ArcLight group was initially entitled to designate one director of Enogex Holdings. The investment agreement provides the ArcLight group the opportunity to increase its ownership interest by providing equity funding for capital expenditures associated with Enogex's business plan.  As its ownership position increases, the ArcLight group will be entitled to increasing board representation.  At December 31, 2012, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings.  The ArcLight group will also be entitled, at various ownership thresholds, to certain special board approval rights with respect to certain significant actions taken by Enogex Holdings, as well as to appoint additional directors for Enogex Holdings.

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

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our consolidated financial position, results of operations or liquidity.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2012, we expect to continue to make future contributions to maintain required funding levels.  It has been our practice in the past to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

If the employees who participate in the Pension Plan retire when they become eligible for retirement over the next several years, or if our plan experiences adverse market returns on its investments, or if interest rates materially fall, our pension expense and contributions to the plans could rise substantially over historical levels. The timing and number of employees retiring and selecting the lump-sum payment option could result in pension settlement charges that could materially affect our results of operations if we are unable to recover these costs through our electric rates.  In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on our consolidated financial position and results of operations.  Those factors are outside of our control.

In addition to the costs of our Pension Plan, the costs of providing health care benefits to our employees and retirees have increased substantially in recent years.  We believe that our employee benefit costs, including costs related to health care plans for our employees, will continue to rise.  The increasing costs and funding requirements with our Pension Plan, health care plans and other employee benefits may adversely affect our consolidated financial position, results of operations or liquidity.

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

We are a holding company and thus our investments in our subsidiaries are our primary assets. Substantially all of our operations are conducted by our subsidiaries.  Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness depends upon the operating cash flow of our subsidiaries and the payment of funds by them to us in the form of dividends.  At December 31, 2012, the Company and its subsidiaries had outstanding indebtedness and other liabilities of $6.8 billion.  Our subsidiaries are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, each subsidiary's ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets.  Claims of creditors, including general creditors, of our subsidiaries on the assets of these subsidiaries will have priority over our claims generally (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareowners.

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

We cannot assure you that any of our current credit ratings or the ratings of our subsidiaries' will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Our ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Pricing grids associated with our credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of our short-term borrowings, but a reduction in our credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require us to post collateral or letters of credit.

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

We are exposed to credit risks in our generation, retail distribution and pipeline operations.  Credit risk includes the risk that counterparties that owe us money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,807 MWs at December 31, 2012. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

						2012 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability	Unit Run Type
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	Base Load	24.8%		465
	1GT	1971	Combustion-Turbine	Gas	Peaking	0.2%	(B)	16
	2	1973	Steam-Turbine	Gas	Base Load	18.9%		490
	3	1975	Steam-Turbine	Gas/Oil	Base Load	26.3%		477	1,448
Muskogee	4	1977	Steam-Turbine	Coal	Base Load	57.8%		489
	5	1978	Steam-Turbine	Coal	Base Load	62.5%		509
	6	1984	Steam-Turbine	Coal	Base Load	52.7%		508	1,506
Sooner	1	1979	Steam-Turbine	Coal	Base Load	61.2%		516
	2	1980	Steam-Turbine	Coal	Base Load	62.7%		520	1,036
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	Base Load	17.7%		171
	7	1963	Combined Cycle	Gas/Oil	Base Load	15.5%		222
	8	1969	Steam-Turbine	Gas	Base Load	12.3%		399
	9	2000	Combustion-Turbine	Gas	Peaking	3.7%	(B)	45
	10	2000	Combustion-Turbine	Gas	Peaking	3.4%	(B)	45	882
Redbud (C)	1	2003	Combined Cycle	Gas	Base Load	62.7%		148
	2	2003	Combined Cycle	Gas	Base Load	65.4%		149
	3	2003	Combined Cycle	Gas	Base Load	70.7%		146
	4	2003	Combined Cycle	Gas	Base Load	47.1%		151	594
Mustang	1	1950	Steam-Turbine	Gas	Peaking	3.2%	(B)	52
	2	1951	Steam-Turbine	Gas	Peaking	4.6%	(B)	52
	3	1955	Steam-Turbine	Gas	Base Load	16.3%		117
	4	1959	Steam-Turbine	Gas	Base Load	13.8%		250
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	0.7%	(B)	34
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	0.8%	(B)	33	538
McClain (D)	1	2001	Combined Cycle	Gas	Base Load	85.8%		354	354
Total Generating Capability (all stations, excluding wind stations) (E)									6,358

						2012 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Woodward, OK	99	Wind	45.8%		2.3	227.5
Centennial		2007	Woodward, OK	80	Wind	33.2%		1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	36.9%		2.3	101
Total Generating Capability (wind stations)									448.5

(A)	2012 Capacity Factor = 2012 Net Actual Generation / (2012 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)).

(B)	Peaking units are used when additional short-term capacity is required.

(C)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

(E)	In December 2012, the Enid and Woodward generating stations were retired.

At December 31, 2012, OG&E's transmission system included: (i) 51 substations with a total capacity of 11.9 million kilovolt-amps and 4,426 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.4 million kilovolt-amps and 279 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 353 substations with a total capacity of 9.4 million kilovolt-amps, 29,103 structure miles of overhead lines, 2,110 miles of underground conduit and 10,580 miles of underground conductors in Oklahoma and (ii) 38 substations with a total capacity of 1.1 million kilovolt-amps, 2,778 structure miles of overhead lines, 219 miles of underground conduit and 700 miles of underground conductors in Arkansas.

OG&E owns 140,133 square feet of office space at its executive offices at 321 North Harvey, Oklahoma City, Oklahoma 73102. In addition to its executive offices, OG&E owns numerous facilities throughout its service territory that support its operations. These facilities include, but are not limited to, service centers, fleet and equipment service facilities, operation support and other properties.
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

At December 31, 2012, Enogex and its subsidiaries owned:  (i) approximately 6,640 miles of intrastate natural gas gathering pipelines in Oklahoma and Texas; (ii) approximately 2,284 miles of intrastate natural gas transportation pipelines in Oklahoma; (iii) two underground natural gas storage facilities in Oklahoma operating at a combined working gas level of 24 billion cubic feet with 650 MMcf/d of maximum withdrawal capacity and 650 MMcf/d of injection capacity; (iv) 660,655 horsepower of owned compression and (v) nine operating natural gas processing plants, with a current total inlet capacity of 1,305 MMcf/d, all located in Oklahoma. The following table sets forth information with respect to Enogex's active natural gas processing plants:

Processing Plant	Year Installed	Type of Plant	Fuel Capability	2012 Average Daily Inlet Volumes (MMcf/d)	Inlet Capacity (MMcf/d)
Calumet (A) (B)	1969	Lean Oil	Gas/Electric	68	250
South Canadian (A)	2011	Cryogenic	Electric	192	200
Wheeler (A) (C)	2012	Cryogenic	Electric	155	200
Cox City (A)	1994	Cryogenic	Gas/Electric	146	180
Thomas (A)	1981	Cryogenic	Gas	117	135
Clinton (A)	2009	Cryogenic	Electric	84	120
Roger Mills (D)	2008	Refrigeration	Electric	31	100
Canute (D)	1996	Cryogenic	Electric	54	60
Wetumka (A)	1983	Cryogenic	Gas/Electric	32	60
Total				879	1,305

(A)	These processing plants are located on property that Enogex owns in fee.

(B)	This processing plant will be used when additional capacity is required.

(C)	This processing plant was placed into service in August 2012.

(D)	These processing plants are located on easements or leased property as described above.

Enogex currently occupies 134,219 square feet of office space at its executive offices at 211 N. Robinson, Suite 900, Oklahoma City, Oklahoma 73102 under a lease that expires March 31, 2017.  Although Enogex may require additional office space as its business expands, Enogex believes that its new facilities are adequate to meet its needs for the immediate future.  In addition to its executive offices, Enogex owns numerous facilities throughout its service territory that support its operations.  These facilities include, but are not limited to, district offices, fleet and equipment service facilities, compressor station facilities, operation support and other properties.

During the three years ended December 31, 2012, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $3.3 billion and gross retirements were $415.7 million (including assets held for sale of $31.1 million).  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 29.0 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2012.

Item 3.  Legal Proceedings.

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, except as set forth below, under "Environmental Laws and Regulations" in Item 7 of Part II of this Form 10-K and in Notes 16 and 17 of Notes to Consolidated Financial Statements, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

1.    Patent Infringement Case. On September 16, 2011, TransData, Inc., a Texas corporation, sued OG&E in the Western District of Oklahoma, accusing OG&E of infringing three of their U.S. patents by using OG&E's General Electric "smart" meters with Silver Spring Networks wireless modules. The complaint seeks a judgment of infringement, unspecified damages, a permanent injunction, costs and attorneys fees. OG&E was served with the complaint on September 21, 2011 and has notified both General Electric and Silver Springs Network of the lawsuit and its intent to seek indemnity from those companies for any damages that it may incur from this lawsuit. TransData, Inc. sought to consolidate its OG&E lawsuit with similar lawsuits in the Eastern District of Texas, however, on December 13, 2011, the TransData, Inc. cases were consolidated in the Western District of Oklahoma. OG&E has filed a motion for extension of time to answer the complaint. On December 30, 2011, OG&E and General Electric agreed to terms for General Electric to provide OG&E with an unqualified defense in the matter and to indemnify OG&E for costs, expenses and damages awarded against OG&E subject to a reservation of rights. While the Company cannot predict the outcome of this lawsuit at this time, the Company intends to vigorously defend this action and believes that its ultimate resolution will not be material to the Company's consolidated financial position, results of operations or cash flows.

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

	Dividend Paid	Price
2013		High	Low
First Quarter (through February 22)	$0.4175	$60.00	$56.12
2012
First Quarter	$0.3925	$57.54	$51.24
Second Quarter	0.3925	55.31	50.23
Third Quarter	0.3925	56.49	50.60
Fourth Quarter	0.3925	60.21	54.36
2011
First Quarter	$0.3750	$50.61	$44.69
Second Quarter	0.3750	53.50	47.64
Third Quarter	0.3750	52.15	40.56
Fourth Quarter	0.3750	57.17	45.70

At the Company's November 2012 Board meeting, management, after considering estimates of future earnings and numerous other factors, recommended to the Board of Directors an increase in the current quarterly dividend rate to $0.4175 per share from $0.3925 per share effective with the Company's first quarter 2013 dividend.

The number of record holders of the Company's Common Stock at December 31, 2012, was 18,905. The book value of the Company's Common Stock at December 31, 2012 was $28.02.

Dividend Restrictions

Before the Company can pay any dividends on its common stock, the holders of any of its preferred stock that may be outstanding are entitled to receive their dividends at the respective rates as may be provided for the shares of their series.  Currently, there are no shares of preferred stock of the Company outstanding. Because the Company is a holding company and conducts all of its operations through its subsidiaries, the Company's cash flow and ability to pay dividends will be dependent on the earnings and cash flows of its subsidiaries and the distribution or other payment of those earnings to the Company in the form of dividends or distributions, or in the form of repayments of loans or advances to it. The Company expects to derive principally all of the funds required by it to enable it to pay dividends on its common stock from dividends paid by OG&E, on OG&E's common stock, and from distributions paid by Enogex Holdings, on Enogex's limited liability company interests.  The Company's ability to receive dividends on OG&E's common stock is subject to the prior rights of the holders of any OG&E preferred stock that may be outstanding, any covenants of OG&E's certificate of incorporation and OG&E's debt instruments limiting the ability of OG&E to pay dividends and the ability of public utility commissions that regulate OG&E to effectively restrict the payment of dividends by OG&E.  The Company's ability to receive distributions on Enogex's limited liability company interests is subject to the prior rights of existing and future holders of such limited liability company interests that may be outstanding and the covenants of Enogex LLC's debt instruments (including Enogex LLC's revolving credit agreement) limiting the ability of Enogex Holdings to pay distributions.

Issuer Purchases of Equity Securities

The following table contains information about the Company's purchases of its common stock during the fourth quarter of 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10/1/12 – 10/31/12	—		$—	N/A	N/A
11/1/12 – 11/30/12	60,000	(A)	$55.41	60,000	N/A
12/1/12 – 12/31/12	357	(B)	$57.04	N/A	N/A

(A)
In November 2012, the Company purchased 60,000 shares of its common stock at an average cost of $55.41 per share on the open market. These shares will be used to satisfy Enogex's portion of the Company's obligation to deliver shares of common stock related to long-term incentive payouts of earned performance units in 2013.

(B)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.
N/A – not applicable

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2012	2011	2010	2009	2008
SELECTED FINANCIAL DATA
(In millions, except per share data)

Results of Operations Data:
Operating revenues	$3,671.2	$3,915.9	$3,716.9	$2,869.7	$4,070.7
Cost of goods sold	1,918.7	2,277.9	2,187.4	1,557.7	2,818.0
Gross margin on revenues	1,752.5	1,638.0	1,529.5	1,312.0	1,252.7
Operating expenses	1,075.6	991.3	935.6	820.1	790.6
Operating income	676.9	646.7	593.9	491.9	462.1
Interest income	0.6	0.5	—	1.4	6.7
Allowance for equity funds used during construction	6.2	20.4	11.4	15.1	—
Other income	17.0	19.3	13.7	27.5	15.4
Other expense	16.5	21.7	17.9	16.3	25.6
Interest expense	164.1	140.9	139.7	137.4	120.0
Income tax expense	135.1	160.7	161.0	121.1	101.2
Net income	385.0	363.6	300.4	261.1	237.4
Less: Net income attributable to noncontrolling interests	30.0	20.7	5.1	2.8	6.0
Net income attributable to OGE Energy	$355.0	$342.9	$295.3	$258.3	$231.4
Basic earnings per average common share attributable to OGE Energy common shareholders	$3.60	$3.50	$3.03	$2.68	$2.50
Diluted earnings per average common share attributable to OGE Energy common shareholders	$3.58	$3.45	$2.99	$2.66	$2.49
Dividends declared per common share	$1.5950	$1.5175	$1.4625	$1.4275	$1.3975
Balance Sheet Data (at period end):
Property, plant and equipment, net	$8,344.8	$7,474.0	$6,464.4	$5,911.6	$5,249.8
Total assets	$9,922.2	$8,906.0	$7,669.1	$7,266.7	$6,518.5
Long-term debt	$2,848.6	$2,737.1	$2,362.9	$2,088.9	$2,161.8
Total stockholders' equity	$3,072.4	$2,819.3	$2,400.0	$2,060.8	$1,914.0
Capitalization Ratios (A)
Stockholders' equity	51.9%	50.7%	50.4%	46.4%	47.0%
Long-term debt	48.1%	49.3%	49.6%	53.6%	53.0%
Ratio of Earnings to Fixed Charges (B)
Ratio of earnings to fixed charges	3.94	4.12	4.02	3.38	3.55

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. This new organization is intended to facilitate the execution of Enogex's strategy through an enhanced focus on asset optimization and active management of its growing natural gas, NGLs and condensate positions. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented. Enogex's operations are now organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing.  At December 31, 2012, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC.

Overview

Company Strategy

The Company's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses.

OG&E is focused on increased investment to preserve system reliability and meet load growth by adding and maintaining infrastructure equipment and replacing aging transmission and distribution systems. OG&E expects to maintain a diverse generation portfolio while remaining environmentally responsible. OG&E is focused on maintaining strong regulatory and legislative relationships for the long-term benefit of its customers. In an effort to encourage more efficient use of electricity, OG&E is also providing energy management solutions to its customers through the Smart Grid program that utilizes newer technology to improve operational and environmental performance as well as allow customers to monitor and manage their energy usage, which should help reduce demand during critical peak times, resulting in lower capacity requirements.  If these initiatives are successful, OG&E believes it may be able to defer the construction or acquisition of any incremental fossil fuel generation capacity until 2020. The Smart Grid program also provides benefits to OG&E, including more efficient use of its resources and access to increased information about customer usage, which should enable OG&E to have better distribution system planning data, better response to customer usage questions and faster detection and restoration of system outages. As the Smart Grid platform matures, OG&E anticipates providing new products and services to its customers. In addition, OG&E is also pursuing additional transmission-related opportunities within the SPP.

Enogex's business plan entails growing its businesses and providing attractive financial returns through efficient operations and effective commercial management of its assets. Enogex also plans to capture growth opportunities through expansion projects, increased utilization of existing assets and through acquisitions (including joint ventures) in and around its footprint and attracting new customers.  In addition, Enogex is seeking to geographically diversify its gathering, processing and transportation businesses principally by expanding into other areas that are complementary with the Company's capabilities.  Enogex expects to accomplish this diversification by undertaking organic growth projects and through acquisitions.

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

Summary of Operating Results
2012 compared to 2011. Net income attributable to OGE Energy was $355.0 million, or $3.58 per diluted share, in 2012 as compared to $342.9 million, or $3.45 per diluted share, in 2011. The increase in net income attributable to OGE Energy of $12.1 million, or 3.5 percent, or $0.13 per diluted share, in 2012 as compared to 2011 was primarily due to:

•
an increase in net income at OG&E of $17.0 million, or 6.5 percent, or $0.18 per diluted share of the Company's common stock, primarily due to a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory. These increases were partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense, lower allowance for equity funds used during construction and higher interest expense;

•
a decrease in net income at Enogex of $8.1 million, or 9.9 percent, or $0.08 per diluted share of the Company's common stock, primarily due to higher other operation and maintenance expense, higher depreciation and amortization expense, lower other income primarily due to the recognition of a gain related to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in 2011, higher interest expense and OGE Energy's lower membership interest in Enogex Holdings. These decreases were partially offset by a higher gross margin related to (i) increased gathering rates and volumes associated with ongoing expansion projects and increased volumes from gas gathering assets acquired in November 2011 and August 2012 and (ii) increased inlet volumes partially offset by lower average natural gas and NGLs prices. Also having a positive impact on net income was a higher gain on insurance proceeds in 2012 and an impairment related to the Atoka processing plant in 2011; and

•
an increase in net income at OGE Energy of $3.2 million, or $0.03 per diluted share of the Company's common stock, primarily due to higher other income due to a decrease in deferred compensation losses partially offset by higher interest expense and a lower income tax benefit in 2012.

Non-Recurring Items. During 2012, Enogex had an increase in net income of $4.6 million due to a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant partially offset by a decrease in net income of $2.1 million related to sales taxes on the assets acquired in the gas gathering acquisitions in August 2012, as discussed in Note 3 of Notes to Consolidated Financial Statements, which Enogex does not consider to be reflective of its ongoing performance. During 2011, Enogex had an increase in net income of $2.3 million relating to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011, which Enogex does not consider to be reflective of its ongoing performance.

2011 compared to 2010. Net income attributable to OGE Energy was $342.9 million, or $3.45 per diluted share, in 2011 as compared to $295.3 million, or $2.99 per diluted share, in 2010. Included in net income attributable to OGE Energy in 2010 was a one-time, non-cash charge of $11.4 million, or $0.11 per diluted share, related to the elimination of the tax deduction for the Medicare Part D subsidy (as previously reported in the Company's Form 10-Q for the quarter ended March 31, 2011). The increase in net income attributable to OGE Energy of $47.6 million, or 16.1 percent, or $0.46 per diluted share, in 2011 as compared to 2010 was primarily due to:

•
an increase in net income at OG&E of $47.6 million or 22.1 percent, or $0.47 per diluted share of the Company's common stock, primarily due to a higher gross margin primarily from warmer weather in OG&E's service territory partially offset by higher other operation and maintenance expense, higher interest expense and higher income tax expense. Income tax expense was higher due to higher pre-tax income which more than offset the effects of the Medicare Part D subsidy discussed above;

•
a decrease in net income at Enogex of $8.9 million or 9.8 percent, or $0.09 per diluted share of the Company's common stock, primarily due to higher other operation and maintenance expense and OGE Energy's lower membership interest in Enogex Holdings partially offset by a higher gross margin primarily from higher NGLs prices and increased gathered volumes associated with ongoing expansion projects, the recognition of a gain related to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets, lower interest expense and lower income tax expense related to the Medicare Part D subsidy discussed above; and

•
an increase in the net income at OGE Energy of $8.9 million or 77.4 percent or $0.08 per diluted share of the Company's common stock, primarily due to lower other operation and maintenance expense, a decrease in charitable contributions in 2011 and a higher income tax benefit related to the Medicare Part D subsidy discussed above.

Non-Recurring Item. During 2011, Enogex had an increase in net income of $2.3 million relating to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011, which Enogex does not consider to be reflective of its ongoing performance.

Timing Item. Enogex's net income in 2011 was $82.2 million, which included a loss of $2.6 million resulting from recording Enogex's natural gas storage inventory at the lower of cost or market value. The offsetting gains from the sale of withdrawals from inventory were realized during the first quarter of 2012.

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

As discussed in Note 17 of Notes to Consolidated Financial Statements, the OCC approved a settlement agreement in OG&E's 2011 Oklahoma rate case filing that included an expedited procedure for recovering the costs of the two projects.  On July 31, 2012, OG&E filed an application with the OCC requesting an order authorizing recovery for the two projects through the SPP transmission systems additions rider. On October 2, 2012, all parties signed a settlement agreement in this matter which stated: (i) the parties agree not to oppose requested relief sought by OG&E, (ii) OG&E will host meetings to discuss the SPP’s transmission planning process, including any future transmission projects for which OG&E has received a notice to construct from the SPP, and (iii) there will be opportunities for parties to provide input related to transmission planning studies that the SPP performs to identify future transmission projects. On October 25, 2012, the OCC issued an order approving the settlement agreement and granting OG&E cost recovery for the two projects. OG&E initiated cost recovery beginning with the first billing cycle in November 2012.

OG&E Demand and Energy Efficiency Program Filing
On July 2, 2012, OG&E filed an application with the OCC requesting approval of OG&E's 2013 demand portfolio, the authorization to recover the program costs, lost revenues associated with any achieved energy, demand savings and performance based incentives through the demand program rider and the recovery of costs associated with research and development investments. On July 16, 2012, OG&E filed an amended application which modified various calculations to reflect the rate of return authorized by the OCC in OG&E's 2011 rate case order and provided for consideration of a peak time rebate program. On December 20, 2012, the OCC approved a settlement with all parties in this matter. Key terms of the settlement included (i) approval of the program budgets proposed by OG&E and an additional amount of approximately $7 million over the three-year period for the energy efficiency programs, (ii) approval of OG&E’s proposed Demand Program Rider tariff, (iii) the recovery through the Demand Program Rider of the increased program costs and the net lost revenues, incentives and research and development investments requested by OG&E, with the exception of lost revenues resulting from the Integrated Volt Var Control program (automated intelligence to control voltage and power on the distribution lines) and incentives for the SmartHours® and Integrated Volt Var Control demand response programs, (iv) recovery of the program costs on a levelized basis over the three-year period, (v)

consideration of implementing a peak time rebate program in 2015 and (vi) the periodic filing of additional reports. The Demand Program Rider became effective on January 1, 2013.

OG&E Fuel Adjustment Clause Review for Calendar Year 2010
The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E's generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance (as discussed below) for any of these expenses is warranted. On January 31, 2013, the OCC issued an order approving the administrative law judge's recommendation. Previously, the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E's fuel adjustment clause. These recommendations were based on allegations that OG&E's lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. Previously, the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage.
Texas Panhandle Gathering Divestiture

On January 2, 2013, Enogex and one of its five largest customers entered into new agreements, effective January 1, 2013, relating to the customer's gathering and processing volumes on the Texas portion of Enogex's system. The effects of this new arrangement are (i) a fixed fee processing agreement replaces the previous keep-whole agreement, (ii) the acreage dedicated by the customer to Enogex for gathering and processing in Texas has been increased for an extended term and (iii) the sale by Enogex of certain gas gathering assets in the Texas Panhandle portion of Enogex's system to this customer for cash proceeds of approximately $35 million. The sale of these assets was approved by the Company's and Enogex's Board of Directors in November 2012, therefore these assets were classified as held for sale on the Company's Consolidated Balance Sheet at December 31, 2012. Enogex expects to recognize a pre-tax gain of approximately $10 million in the first quarter of 2013 in its natural gas gathering and processing segment from the sale of these assets.

Enogex Western Oklahoma / Texas Panhandle Natural Gas Gathering and Processing System Expansions

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

In support of significant long-term acreage dedications from its customers in the area, Enogex has expanded its gathering infrastructure in western Oklahoma and the Texas Panhandle. These expansions included the installation of 39,700 horsepower of low pressure compression and 235 miles of gathering pipe across the area, which was completed during the third quarter of 2012.

In support of significant long-term acreage dedications from its customers in the area, Enogex is expanding its gathering infrastructure in southern Oklahoma. The initial phase of these expansions include the installation of approximately 20,000 horsepower of compression and approximately 100 miles of gathering pipeline, which are expected to be in service by the end of the first quarter of 2013. The remainder of the expansion includes the installation of approximately 50,000 horsepower of compression and approximately 300 miles of gathering pipeline, which are expected to be in service by the end of 2013.

Enogex is constructing a cryogenic processing plant in Custer County, Oklahoma, which is expected add 200 MMcf/d of natural gas processing capacity to Enogex's system, and is expected to be supported by the installation of 6,000 horsepower of inlet compression and four miles of transmission pipeline. This plant will be connected to the Enogex "super-header" gathering system and is expected to be in service by the end of 2013.

The capital expenditures related to the above projects are presented in the summary of capital expenditures for known and committed projects in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities."

Gas Gathering Acquisitions

On August 1, 2012, Enogex entered into agreements with Chesapeake Midstream Gas Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., wholly-owned subsidiaries of Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.P., respectively, pursuant to which Enogex agreed to acquire approximately 235 miles of natural gas gathering pipelines, right-of-ways and certain other midstream assets that provide natural gas gathering services in the greater Granite Wash area. The transactions closed on August 31, 2012. The aggregate purchase price for these transactions was approximately $78.6 million including reimbursement for certain permitted capital expenditures incurred during the period beginning June 1, 2012 and ending August 31, 2012. Enogex utilized cash generated from operations and bank borrowings to fund the purchase. In addition, Enogex also incurred acquisition-related costs of $3.5 million for sales taxes on acquired assets, which are included in taxes other than income. Enogex expects the purchase price allocations to be completed by the end of the first quarter of 2013. The Company believes that the acquisition transactions will provide Enogex with key new opportunities in the greater Granite Wash area.

In connection with these agreements, Enogex entered into a gas gathering and processing agreement with Chesapeake effective September 1, 2012 pursuant to which Enogex began providing fee-based natural gas gathering, compression, processing and transportation services to Chesapeake with respect to certain acreage dedicated by Chesapeake.

The capital expenditures related to the above agreements are presented in the summary of capital expenditures for known and committed projects in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities."

2013 Outlook

The Company's 2013 earnings guidance is between approximately $335 million and $360 million of net income, or $3.35 to $3.60 per average diluted share.

Key assumptions for 2013 include:

Consolidated OGE

•	Approximately 100 million average diluted shares outstanding;

•	An effective tax rate of approximately 30 percent; and

•
A projected loss at the holding company between approximately $2 million and $4 million, or $0.02 to $0.04 per diluted share, primarily due to interest expense relating to long and short-term debt borrowings partially offset by tax deductions.

OG&E

The Company projects OG&E to earn approximately $280 million to $290 million or $2.80 to $2.90 per average diluted share in 2013 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.290 billion to $1.295 billion based on sales growth of approximately 1.5 percent on a weather-adjusted basis;

•	Approximately $75 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	Operating expenses of approximately $770 million to $780 million, with operation and maintenance expenses comprising 57 percent of the total;

•
Interest expense of approximately $130 million to $135 million which assumes a $3 million allowance for borrowed funds used during construction reduction to interest expense and $250 million of long-term debt issued in the first half of 2013;

•	Allowance for equity funds used during construction of approximately $10 million; and

•	An effective tax rate of approximately 28 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Enogex

The Company projects Enogex to earn approximately $55 million to $75 million, or $0.55 to $0.75 per average diluted share and EBITDA between $213 million and $241 million, in 2013 net of noncontrolling interest, and is based on the following assumptions:

•	Total Enogex anticipated gross margin of between approximately $470 million and $500 million. The gross margin assumption includes:

•	Natural gas transportation and storage gross margin contribution of between approximately $130 million and $140 million, of which 83 percent is attributable to the transportation business;

•	Natural gas gathering and processing gross margin contribution of between approximately $340 million and $360 million, of which 51 percent is attributable to the processing business;

•	Key factors affecting the natural gas gathering and processing gross margin forecast are:

•	Assumed increase of approximately 10 to 15 percent in gathered volumes over 2012;

•	Assumed increase of approximately 10 to 15 percent in processable* volumes over 2012;

•	At the midpoint of Enogex's natural gas gathering and processing assumption Enogex has assumed:

•	An average processing contract mix of 48 percent fixed-fee, 23 percent percent-of-liquids, 19 percent percent-of-proceeds and 10 percent keep-whole;

•	Average natural gas price of $3.38 per MMBtu in 2013;

•	Average NGLs price of $0.82 per gallon in 2013;

•	Average price per gallon of condensate of $2.13 in 2013;

•	Ethane is projected to be in rejection for 2013;

•	Approximately 50 percent of NGLs volumes are expected to flow to Mt. Belvieu; and

•	A 10 percent change in the average NGLs price for the entire year impacts net income approximately $5 million;

•	Enogex has assumed operating expenses of approximately $325 million to $335 million, with operation and maintenance expenses comprising 54 percent of the total;

•	A pre-tax gain of approximately $10 million associated with asset sales in the first quarter of 2013;

•	Interest expense of approximately $30 million to $35 million;

•	An effective tax rate of approximately 38 percent; and

•	ArcLight group will own approximately 22 percent of Enogex Holdings by the end of 2013.

2014 Volume projections for Enogex:

•	Assumed increase of approximately five to 10 percent in gathered volumes over 2013; and

•	Assumed increase of approximately 10 to 20 percent in processable* volumes over 2013.

* Processable volumes are the natural gas production that are on Enogex's gathering systems that are available to be processed, some of which is moved off of the system and is not processed under one of Enogex's processing agreements. Processable volumes include condensate volumes which are captured in the gathering pipeline and therefore not included in plant inlet volumes.
EBITDA is a supplemental non-GAAP financial measure used by external users of the Company's financial statements such as investors, commercial banks and others; therefore, the Company has included the table below which provides a reconciliation of projected EBITDA to projected net income attributable to Enogex Holdings at the midpoint of Enogex Holdings' earnings assumptions for 2013, which does not include the effect of income taxes whereas OGE Energy's portion of Enogex Holdings' net income included in OGE Energy's earnings guidance does reflect the effect of income taxes. Enogex Holding's net income shown in the EBITDA table does not include the effect of income taxes because Enogex Holdings is a partnership and is not subject to income taxes. Each partner is responsible for paying their own income taxes. For a discussion of the reasons for the use of EBITDA, as well as its limitations as an analytical tool, see "Non-GAAP Financial Measure" below.

Reconciliation of projected EBITDA to projected net income attributable to Enogex Holdings

(In millions)	Twelve Months Ended December 31, 2013 (A)(B)
Net income attributable to Enogex Holdings	$132
Add:
Interest expense, net	33
Depreciation and amortization expense (C)	123
EBITDA	$288
OGE Energy's portion	$228

(A)	Based on the midpoint of Enogex Holdings' earnings guidance for 2013.

(B)	As of November 1, 2010, Enogex Holdings' earnings are no longer subject to tax (other than Texas state margin taxes) and are taxable at the individual partner level.

(C)	Includes amortization of certain customer-based intangible assets associated with the acquisition from Cordillera in November 2011, which is included in gross margin for financial reporting purposes.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 and the Company's consolidated financial position at December 31, 2012 and 2011.  The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (In millions except per share data)	2012	2011	2010
Operating income	$676.9	$646.7	$593.9
Net income attributable to OGE Energy	$355.0	$342.9	$295.3
Basic average common shares outstanding	98.6	97.9	97.3
Diluted average common shares outstanding	99.1	99.2	98.9
Basic earnings per average common share attributable to OGE Energy common shareholders	$3.60	$3.50	$3.03
Diluted earnings per average common share attributable to OGE Energy common shareholders	$3.58	$3.45	$2.99
Dividends declared per common share	$1.5950	$1.5175	$1.4625

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Consolidated Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

Year ended December 31 (In millions)	2012	2011	2010
OG&E (Electric Utility)	$489.4	$472.3	$413.7
Enogex (Natural Gas Midstream Operations)
Natural gas transportation and storage (A)	45.1	56.4	60.4
Natural gas gathering and processing	140.5	118.7	123.9
Other Operations (B)	1.9	(0.7)	(4.1)
Consolidated operating income	$676.9	$646.7	$593.9

(A)
During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Consolidated Financial Statements.

OG&E (Electric Utility)

Year ended December 31 (Dollars in millions)	2012	2011	2010
Operating revenues	$2,141.2	$2,211.5	$2,109.9
Cost of goods sold	879.1	1,013.5	1,000.2
Gross margin on revenues	1,262.1	1,198.0	1,109.7
Other operation and maintenance	446.3	436.0	418.1
Depreciation and amortization	248.7	216.1	208.7
Taxes other than income	77.7	73.6	69.2
Operating income	489.4	472.3	413.7
Interest income	0.2	0.5	0.1
Allowance for equity funds used during construction	6.2	20.4	11.4
Other income	8.0	8.0	6.5
Other expense	4.3	8.4	1.6
Interest expense	124.6	111.6	103.4
Income tax expense	94.6	117.9	111.0
Net income	$280.3	$263.3	$215.7
Operating revenues by classification
Residential	$878.0	$943.5	$894.8
Commercial	523.5	531.3	521.0
Industrial	206.8	216.0	212.5
Oilfield	163.4	165.1	162.8
Public authorities and street light	202.4	207.4	200.8
Sales for resale	54.9	65.3	65.8
System sales revenues	2,029.0	2,128.6	2,057.7
Off-system sales revenues	36.5	36.2	21.7
Other	75.7	46.7	30.5
Total operating revenues	$2,141.2	$2,211.5	$2,109.9
MWH sales by classification (In millions)
Residential	9.1	9.9	9.6
Commercial	7.0	6.9	6.7
Industrial	4.0	3.9	3.8
Oilfield	3.3	3.2	3.1
Public authorities and street light	3.3	3.2	3.0
Sales for resale	1.3	1.4	1.4
System sales	28.0	28.5	27.6
Off-system sales	1.4	1.0	0.5
Total sales	29.4	29.5	28.1
Number of customers	798,110	789,146	782,558
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.930	4.328	4.638
Coal	2.310	2.064	1.911
Total fuel	2.437	2.897	3.012
Total fuel and purchased power	2.806	3.215	3.309
Degree days (A)
Heating - Actual	2,667	3,359	3,528
Heating - Normal	3,349	3,631	3,631
Cooling - Actual	2,561	2,776	2,328
Cooling - Normal	2,092	1,911	1,911

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

2012 compared to 2011. OG&E's operating income increased $17.1 million, or 3.6 percent, in 2012 as compared to 2011 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.
Gross Margin
Operating revenues were $2,141.2 million in 2012 as compared to $2,211.5 million in 2011, a decrease of $70.3 million, or 3.2 percent. Cost of goods sold was $879.1 million in 2012 as compared to $1,013.5 million in 2011, a decrease of $134.4 million, or 13.3 percent. Gross margin was $1,262.1 million in 2012 as compared to $1,198.0 million in 2011, an increase of $64.1 million, or 5.4 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Price variance (A)	$54.1
Wholesale transmission revenue (B)	28.5
New customer growth	11.5
Non-residential demand and related revenues	4.9
Enogex transportation credit (C)	3.3
Arkansas rate increase	2.8
Oklahoma rate increase	2.7
Renewal of wholesale contract with customer	1.3
Other	0.3
Quantity variance (primarily weather)	(45.3)
Change in gross margin	$64.1

(A)	Increased due to revenues from the recovery of investments, including the Crossroads wind farm and smart grid.

(B)
Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.

(C)	Increased due to a credit to OG&E's customers in 2011 related to the settlement of OG&E's 2009 fuel adjustment clause review.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $642.4 million in 2012 as compared to $775.0 million in 2011, a decrease of $132.6 million, or 17.1 percent, primarily due to lower natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. In 2012, OG&E's fuel mix was 52 percent coal, 42 percent natural gas and six percent wind. In 2011, OG&E's fuel mix was 58 percent coal, 39 percent natural gas and three percent wind. Purchased power costs were $223.0 million in 2012 as compared to $230.7 million in 2011, a decrease of $7.7 million, or 3.3 percent, primarily due to a decrease in cogeneration purchases and purchases in the energy imbalance service market due to milder weather partially offset by an increase in short-term power purchases. Transmission related charges were $13.7 million in 2012 as compared to $7.8 million in 2011, an increase of $5.9 million, or 75.6 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $446.3 million in 2012 as compared to $436.0 million in 2011, an increase of $10.3 million, or 2.4 percent. The below factors contributed to the change in other operations and maintenance expense:

$ Change
(In millions)
Salaries and wages (A)	$6.4
Contract professional and technical services (related to smart grid) (B)	4.2
Employee benefits (C)	3.4
Administration and assessment fees (primarily SPP and North American Electric Reliability Corporation)	3.4
Wind farm lease expense (primarily Crossroads) (B)	3.0
Injuries and damages	1.9
Ongoing maintenance at power plants (B)	1.9
Software (primarily smart grid) (B)	1.8
Other	0.2
Temporary labor	(1.7)
Uncollectibles	(2.4)
Vegetation management (primarily system hardening) (B)	(3.0)
Allocations from holding company (primarily lower contract professional services and lower payroll and benefits)	(3.1)
Capitalized labor	(5.7)
Change in other operation and maintenance expense	$10.3

(A)	Increased primarily due to salary increases and an increase in incentive compensation expense partially offset by lower headcount in 2012 and a decrease in overtime expense.

(B)	Includes costs that are being recovered through a rider.

(C)
Increased primarily due to an increase in worker's compensation accruals, an increase in medical expense and an increase in postretirement medical expense partially offset by a decrease in pension expense.

Depreciation and amortization expense was $248.7 million in 2012 as compared to $216.1 million in 2011, an increase of $32.6 million, or 15.1 percent, primarily due to additional assets being placed in service throughout 2011 and 2012, including the Crossroads wind farm, which was fully in service in January 2012, the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, and the smart grid project which was completed in late 2012.

Additional Information

Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $6.2 million in 2012 as compared to $20.4 million in 2011, a decrease of $14.2 million, or 69.6 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income. Other income was $8.0 million in both 2012 and 2011. Factors affecting other income included an increased margin of $8.8 million recognized in the guaranteed flat bill program in 2012 as a result of milder weather offset by a decrease of $8.9 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction.

Other Expense. Other expense was $4.3 million in 2012 as compared to $8.4 million in 2011, a decrease of $4.1 million, or 48.8 percent primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $124.6 million in 2012 as compared to $111.6 million in 2011, an increase of $13.0 million, or 11.6 percent, primarily due to a $6.9 million increase in interest expense related to lower allowance for borrowed funds used during construction costs for the Crossroads wind farm in 2011 and a $5.5 million increase in interest expense related to the issuance of long-term debt in May 2011.

Income Tax Expense. Income tax expense was $94.6 million in 2012 as compared to $117.9 million in 2011, a decrease of $23.3 million, or 19.8 percent. The decrease in income tax expense was primarily due to an increase in the amount of Federal renewable energy tax credits recognized associated with the Crossroads wind farm and lower pre-tax income in 2012 as compared to 2011.

2011 compared to 2010.  OG&E's operating income increased $58.6 million, or 14.2 percent, in 2011 as compared to 2010 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense.

Gross Margin

Operating revenues were $2,211.5 million in 2011 as compared to $2,109.9 million in 2010, an increase of $101.6 million, or 4.8 percent. Cost of goods sold was $1,013.5 million in 2011 as compared to $1,000.2 million in 2010, an increase of $13.3 million, or 1.3 percent. Gross margin was $1,198.0 million in 2011 as compared to $1,109.7 million in 2010, an increase of $88.3 million, or 8.0 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Quantity variance (primarily weather)	$27.4
Price variance (A)	23.9
Transmission revenue (B)	15.3
New customer growth	13.1
Arkansas rate increase	6.0
Non-residential demand and related revenues	5.0
Renewal of wholesale contract with customer	3.1
Other	0.2
Enogex transportation credit (C)	(5.7)
Change in gross margin	$88.3

(A)
Increased due to revenues from the recovery of investments, including the Windspeed transmission line, Oklahoma demand program, smart grid, system hardening, storm recovery, the Crossroads wind farm and the OU Spirit wind farm, and higher revenues from industrial and oilfield customers.

(B)
Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.

(C)	Decreased due to a credit to OG&E's customers in 2011 related to the settlement of OG&E's 2009 fuel adjustment clause review.

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

Operating Expenses

Other operation and maintenance expenses were $436.0 million in 2011 as compared to $418.1 million in 2010, an increase of $17.9 million, or 4.3 percent.  The below factors contributed to the change in other operations and maintenance expense:

$ Change
(In millions)
Allocations from holding company (A)	$15.5
Salaries and wages (B)	12.1
Other marketing and sales expense (primarily demand-side management initiatives) (C)	4.6
Uncollectible expense	3.1
Fleet transportation expense (primarily higher fuel costs in 2011)	1.6
Temporary labor expense	1.3
Administration and assessment fees (primarily SPP)	1.2
Vegetation management (primarily system hardening) (C)	(2.9)
Other	(3.8)
Injuries and damages (primarily higher reserves on claims in 2010)	(5.0)
Employee benefits (D)	(9.8)
Change in other operation and maintenance expense	$17.9

(A)	Increased primarily related to payroll and benefits expense, contract technical and construction services and contract professional services.

(B)	Increased primarily due to salary increases in 2011, increased incentive compensation expense and increased overtime expense primarily due to storms in April and August 2011.

(C)	Includes costs that are being recovered through a rider.

(D)
Decreased primarily due to a decrease in postretirement benefits expense related to amendments to the Company's retiree medical plan adopted in January 2011 (see Note 14 of Notes to Consolidated Financial Statements) partially offset by a modification to OG&E's pension tracker and a decrease in worker's compensation accruals in 2011.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $20.4 million in 2011 as compared to $11.4 million in 2010, an increase of $9.0 million, or 78.9 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

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
Interest Expense. Interest expense was $111.6 million in 2011 as compared to $103.4 million in 2010, an increase of $8.2 million, or 7.9 percent, primarily due to a $14.0 million increase related to the issuance of long-term debt in June 2010 and May 2011. This increase in interest expense was partially offset by:

•	a $4.9 million decrease in interest expense due to a higher allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm; and

•	a $1.4 million decrease in interest expense in 2011 due to interest to customers related to the fuel over recovery balance in 2010.

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

•	higher Oklahoma investment tax credits in 2011 as compared to 2010.

Enogex (Natural Gas Midstream Operations)

2012	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$639.5	$1,222.6	$(253.5)	$1,608.6
Cost of goods sold	504.9	868.7	(253.5)	1,120.1
Gross margin on revenues	134.6	353.9	—	488.5
Other operation and maintenance	49.8	123.1	—	172.9
Depreciation and amortization	24.0	84.8	—	108.8
Impairment of assets	—	0.4	—	0.4
Gain on insurance proceeds	—	(7.5)	—	(7.5)
Taxes other than income	15.7	12.6	—	28.3
Operating income	$45.1	$140.5	$—	$185.6

2011	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$880.1	$1,167.1	$(260.1)	$1,787.1
Cost of goods sold	736.0	870.7	(260.1)	1,346.6
Gross margin on revenues	144.1	296.4	—	440.5
Other operation and maintenance	50.7	111.8	—	162.5
Depreciation and amortization	22.0	55.6	—	77.6
Impairment of assets	—	6.3	—	6.3
Gain on insurance proceeds	—	(3.0)	—	(3.0)
Taxes other than income	15.0	7.0	0.1	22.1
Operating income	$56.4	$118.7	$(0.1)	$175.0

2010	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$984.8	$1,005.6	$(282.7)	$1,707.7
Cost of goods sold	834.5	733.3	(282.7)	1,285.1
Gross margin on revenues	150.3	272.3	—	422.6
Other operation and maintenance	53.8	91.5	—	145.3
Depreciation and amortization	21.2	50.1	—	71.3
Impairment of assets	0.7	0.4	—	1.1
Taxes other than income	14.2	6.4	—	20.6
Operating income	$60.4	$123.9	$—	$184.3

Operating Data

Year ended December 31	2012	2011	2010
Gathered volumes – TBtu/d	1.41	1.36	1.32
Incremental transportation volumes – TBtu/d (A)	0.67	0.58	0.40
Total throughput volumes – TBtu/d	2.08	1.94	1.72
Natural gas processed – TBtu/d	0.98	0.79	0.82
Condensate sold – million gallons	35	27	24
Average condensate sales price per gallon	$1.95	$2.09	$1.81
NGLs sold (keep-whole) – million gallons	162	167	187
NGLs sold (purchased for resale) – million gallons	667	487	470
NGLs sold (percent-of-liquids) – million gallons	24	25	26
NGLs sold (percent-of-proceeds) – million gallons	14	6	5
Total NGLs sold – million gallons	867	685	688
Average NGLs sales price per gallon	$0.89	$1.16	$0.96
Average natural gas sales price per MMBtu	$2.79	$4.08	$4.24

(A)	Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

2012 compared to 2011. Enogex's operating income increased $10.6 million, or 6.1 percent, in 2012 as compared to 2011. This increase was primarily due to a higher gross margin, a higher gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant discussed below and lower impairment of assets partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher taxes other than income. The higher gross margin related to (i) increased gathering rates and volumes associated with ongoing expansion projects and increased volumes from gas gathering assets acquired in November 2011 and August 2012 and (ii) increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012. These increases in gross margin were partially offset by lower average natural gas and NGLs prices. In 2012, imbalance volume changes and realized margin on physical gas long/short positions decreased the gross margin by $7.5 million, net of corresponding imbalance and fuel tracker balances and the impact of the recovery of prior years' under-recovered fuel positions during 2012.

Other operation and maintenance expense increased $10.4 million, or 6.4 percent, primarily due to:

•	increased payroll and benefits costs due to increased headcount to support business growth; and

•
increased rental expense on compression due to leases acquired in the August 2012 gas gathering acquisition partially offset by the reduction of rental payments on the Atoka plant, which was taken out of service in August 2011.

These increases in other operation and maintenance expense were partially offset by:

•	decreased costs for soil remediation projects; and

•	lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during 2012.

Depreciation and amortization expense increased $31.2 million, or 40.2 percent, primarily due to additional assets placed in service throughout 2011 and 2012, including the gas gathering assets acquired in November 2011 and August 2012.
Impairment of assets decreased $5.9 million, or 93.7 percent, primarily due to an impairment of $5.0 million related to a management decision in August 2011 to use third-party processing exclusively for gathered volumes dedicated to the Atoka processing plant and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement. The noncontrolling interest portion of the impairment was $2.5 million which was included in Net Income Attributable to Noncontrolling Interests in the Company's Consolidated Statement of Income.
Gain on insurance proceeds increased $4.5 million related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant.

Taxes other than income increased $6.2 million, or 28.1 percent, primarily due to:

•	sales tax of $3.5 million related to the acquisition of certain gas gathering assets in September 2012 as discussed in Note 3 of Notes to Consolidated Financial Statements; and

•	increased ad valorem taxes resulting from additional assets placed in service throughout 2011 and 2012.

Natural Gas Transportation and Storage

The natural gas transportation and storage business contributed $134.6 million of Enogex's consolidated gross margin during 2012 as compared to $144.1 million during 2011, a decrease of $9.5 million or 6.6 percent.  The transportation operations contributed $110.1 million of Enogex's consolidated gross margin during 2012 as compared to $118.8 million during 2011.  The storage operations contributed $24.5 million of Enogex's consolidated gross margin during 2012 as compared to $25.3 million during 2011. Gross margin decreased primarily due to:

•
lower volumes and realized margin on sales of physical natural gas long positions associated with transportation operations, which decreased the gross margin by $6.4 million, net of imbalances and fuel tracker balances;

•	lower storage fees due to terminated contracts and renegotiated contracts with less favorable terms, which decreased the gross margin by $2.5 million;

•	lower gains on storage sales during 2012, which decreased the gross margin by $1.9 million;

•
lower crosshaul revenues in 2012 resulting from the reversal of a previously recognized reserve of $3.0 million associated with the settlement of Enogex's 2009 FERC Section 311 rate case during 2011 partially offset by increased utilization of $1.3 million during 2012, which decreased the gross margin by $1.7 million; and

•	lower transportation fees due to unbundling of transportation and gathering fees as contracts are renegotiated, which decreased the gross margin by $1.4 million.

These decreases in the natural gas transportation and storage gross margin were partially offset by:

•	higher realized margin on hedging activity associated with natural gas storage inventory from storage, which increased the gross margin by $4.4 million; and

•	higher transportation demand fees as a result of new contracts, which increased the gross margin by $2.3 million.

Other operation and maintenance expense for the natural gas transportation and storage business was $0.9 million, or 1.8 percent, lower during 2012 as compared to 2011 primarily due to lower contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects during 2012 partially offset by increased payroll and benefits costs due to increased headcount to support business growth.

Natural Gas Gathering and Processing

The natural gas gathering and processing business contributed $353.9 million of Enogex's consolidated gross margin during 2012 as compared to $296.4 million during 2011, an increase of $57.5 million, or 19.4 percent. The gathering operations contributed $145.9 million of Enogex's consolidated gross margin during 2012 as compared to $125.2 million during 2011.  The processing operations contributed $208.0 million of Enogex's consolidated gross margin during 2012 as compared to $171.2 million during 2011.

During 2012, Enogex realized a higher gross margin in its natural gas gathering and processing operations related to (i) increased gathering rates and volumes associated with ongoing expansion projects, primarily in the Granite Wash play, which has added richer natural gas to Enogex's system, and increased volumes from gas gathering assets acquired in November 2011 and August 2012, (ii) increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012, and (iii) contract conversion of one of Enogex's five largest customer's Oklahoma production volumes to fixed fee effective July 1, 2011. These increases in the gathering and processing gross margin were partially offset by lower average natural gas and NGLs prices.

The above factors contributed to the increase in the natural gas gathering and processing gross margin as follows:

•	an increased gross margin on keep-whole processing of $28.4 million;

•	an increase in gathering fees associated with ongoing expansion projects and increased volumes from gas gathering assets, which increased the gross margin by $16.8 million;

•	an increase in condensate revenues associated with higher condensate margins and volumes, which increased the gross margin by $14.2 million; and

•	an increased gross margin on fixed-fee contracts of $8.4 million.

These increases in the natural gas gathering and processing gross margin were partially offset by:

•
an increase in the utilization of third-party processing as a result of (i) the Atoka processing plant being taken out of service in August 2011 and (ii) increased activity from western Oklahoma and Texas Panhandle expansion projects currently processed by third parties, which together decreased the gross margin by $6.2 million;

•	a decrease in percent-of-liquids and percent-of-proceeds margins of $4.4 million; and

•
lower volumes and realized margin on sales of physical natural gas long positions associated with gathering operations, which decreased the gross margin by $1.1 million, net of imbalances and fuel tracker obligations.

Other operation and maintenance expense for the natural gas gathering and processing business was $11.3 million, or 10.1 percent, higher during 2012 as compared to 2011 primarily due to:

•	increased payroll and benefits costs due to increased headcount to support business growth; and

•
increased rental expense on compression due to leases acquired in the August 2012 gas gathering acquisition partially offset by the reduction of rental payments on the Atoka plant, which was taken out of service in August 2011.

These increases in other operation and maintenance expense were partially offset by decreased costs for soil remediation projects.

Enogex Consolidated Information

Other Income.  Enogex's consolidated other income was $1.0 million during 2012 as compared to $3.9 million during 2011, a decrease of $2.9 million, or 74.4 percent, due to the recognition in April 2011 of a gain related to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets.

Other Expense.  Enogex's consolidated other expense was $4.5 million during 2012 as compared to $1.3 million during 2011, an increase of $3.2 million due to higher non-cash losses on retirements of equipment during 2012.

Interest Expense.  Enogex's consolidated interest expense was $32.6 million during 2012 as compared to $22.9 million during 2011, an increase of $9.7 million, or 42.4 percent, primarily due to:

•	a decrease in capitalized interest during 2012 due to the completion of several large capital projects as compared to 2011;

•	higher borrowings partially offset by repayments under Enogex's revolving credit agreement during 2012 as compared to 2011; and

•	borrowings under Enogex's term loan during 2012 with no comparable item during 2011.

Income Tax Expense.  Enogex's consolidated income tax expense was $45.7 million during 2012 as compared to $51.7 million during 2011, a decrease of $6.0 million, or 11.6 percent, primarily due to lower pre-tax income (net of noncontrolling interest) during 2012 as compared to 2011.

Noncontrolling Interest.  Enogex's net income attributable to noncontrolling interest was $29.7 million during 2012 as compared to $20.8 million during 2011, an increase of $8.9 million or 42.8 percent, due to higher net income, the ArcLight group's increased ownership in Enogex Holdings as a result of the ArcLight group funding capital contributions at a disproportionate percentage to OGE Holdings throughout 2011 and an impairment recorded in August 2011 related to the Atoka processing plant.

Non-Recurring Items. During 2012, Enogex had an increase in net income of $4.6 million due to a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant partially offset by a decrease in net income of $2.1 million related to sales taxes on the assets acquired in the gas gathering acquisitions in August 2012, as discussed in Note 3 of Notes to Consolidated Financial Statements, which Enogex does not consider to be reflective of its ongoing performance. During 2011, Enogex had an increase in net income of $2.3 million relating to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011, which Enogex does not consider to be reflective of its ongoing performance.

2011 compared to 2010. Enogex's operating income decreased $9.3 million, or 5.0 percent, in 2011 as compared to 2010.  This decrease was primarily due to higher other operation and maintenance expense, higher depreciation and amortization expense, lower average natural gas prices and a slight decrease in inlet processing volumes related to the 120 MMcf/d Cox City natural gas processing plant being out of service due to the fire from December 2010 until September 2011 and the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011. These decreases were partially offset by higher NGLs prices and increased gathered volumes associated with ongoing expansion projects.   In 2011, imbalance volume changes and realized margin on physical gas long/short positions decreased the gross margin by $14.8 million, net of corresponding imbalance and fuel tracker balances and the impact of the recovery of prior years' under-recovered fuel positions during 2010.

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
Impairment of assets increased $5.2 million in 2011 primarily due to an impairment of $5.0 million related to a management decision in August 2011 to use third-party processing exclusively for gathered volumes dedicated to the Atoka processing plant and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement. The noncontrolling interest portion of the impairment was $2.5 million which was included in Net Income Attributable to Noncontrolling Interests in the Company's Consolidated Statement of Income.

Gain on insurance proceeds was $3.0 million in 2011 with no comparable item in 2010. The gain on insurance proceeds was for reimbursement related to the damaged train at the Cox City natural gas processing plant being replaced and the facility being returned to full service in September 2011.

Natural Gas Transportation and Storage

The natural gas transportation and storage business contributed $144.1 million of Enogex's gross margin in 2011 as compared to $150.3 million in 2010, a decrease of $6.2 million, or 4.1 percent.  The transportation operations contributed $118.8 million of Enogex's consolidated gross margin in 2011 as compared to $116.9 million in 2010.  The storage operations contributed $25.3 million of Enogex's consolidated gross margin in 2011 as compared to $33.4 million in 2010. Gross margin decreased primarily due to:

•
lower volumes and realized margin on sales of physical natural gas long positions associated with transportation operations in 2011. Gross margin in 2011 included the under recovery of fuel positions as compared to 2010 that included the recovery of prior year's under-recovered fuel positions, which reduced the gross margin in 2011 by $12.1 million, net of imbalance and fuel tracker obligations;

•	lower of cost or market adjustments on the natural gas storage inventory reflective of higher inventory volumes in 2011, which decreased the gross margin by $4.4 million; and

•	lower realized margin on sale of natural gas inventory from storage due to a reduction in the realized natural gas market spreads, which decreased the gross margin by $2.8 million.

These decreases in the natural gas transportation and storage gross margin were partially offset by:

•
higher capacity lease services under the MEP and Gulf Crossing capacity leases in 2011 as a result of pipeline integrity work on an Enogex pipeline in 2010, which increased the gross margin by $7.1 million;

•	higher firm 311 services due to new contracts with more favorable rates in 2011, which increased the gross margin by $5.4 million;

•
more favorable results from Enogex's customer-focused risk management services, natural gas marketing activities and trading activities and the expiration of an unfavorable transportation contract, which increased the gross margin by $2.2 million;

•	higher interruptible transportation fees due to new contracts with more favorable rates in 2011, which increased the gross margin by $1.6 million; and

•
higher crosshaul revenues in 2011 resulting from the reversal of a previously recognized reserve of $3.0 million associated with the settlement of Enogex's 2009 FERC Section 311 rate case partially offset by decreased utilization of $2.5 million in 2011 due to shippers utilizing crosshaul service in 2010 as a result of pipeline integrity work, which increased the 2011 gross margin by $0.5 million.

Other operation and maintenance expense for the natural gas transportation and storage business was $3.1 million, or 5.8 percent, lower in 2011 as compared to 2010 primarily due to decreased contract technical and professional services expense and materials and supplies expense due to a decrease in non-capital projects in 2011 partially offset by an increase in payroll and benefits costs due to increased headcount to support business growth.

Natural Gas Gathering and Processing

The natural gas gathering and processing business contributed $296.4 million of Enogex's consolidated gross margin in 2011 as compared to $272.3 million in 2010, an increase of $24.1 million, or 8.9 percent. The gathering operations contributed $125.2 million of Enogex's consolidated gross margin in 2011 as compared to $117.6 million in 2010.  The processing operations contributed $171.2 million of Enogex's consolidated gross margin in 2011 as compared to $154.7 million in 2010.

In 2011, Enogex realized a higher gross margin in its natural gas gathering and processing operations primarily as the result of continued growth in gathered volumes from ongoing expansion projects, primarily in the Granite Wash play and Cana/Woodford Shale play, which has added richer natural gas to Enogex's system and higher NGLs prices. Although gathered volumes increased over 2010, gathering and processing volumes grew at a slower pace during the fourth quarter of 2011 than Enogex had anticipated. The increased gathering volumes were partially offset by the contract conversion of one of Enogex's five largest customer's Oklahoma production volumes to fixed fee effective July 1, 2011, a slight decrease in inlet processing volumes related to the 120 MMcf/d Cox City natural gas processing plant being out of service due to the fire from December 2010 until September 2011, the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011 and lower average natural gas prices.

The above factors contributed to the increase in the natural gas gathering and processing gross margin as follows:

•	an increase in condensate revenues associated with higher condensate prices and volumes, which increased the gross margin by $11.1 million;

•	an increase in gathering fees associated with ongoing expansion projects, which increased the gross margin by $10.7 million;

•	an increased gross margin on keep-whole processing of $4.8 million;

•	an increased gross margin on percent-of-liquids and percent-of-proceeds contracts of $2.6 million; and

•	an increased gross margin on fixed-fee contract of $1.3 million.

 These increases in the natural gas gathering and processing gross margin were partially offset by:

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

Other operation and maintenance expense for the natural gas gathering and processing business was $20.3 million, or 22.2 percent, higher in 2011 as compared to 2010 primarily due to:

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

Non-Recurring Item. During 2011, Enogex had an increase in net income of $2.3 million relating to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets in April 2011, which Enogex does not consider to be reflective of its ongoing performance.

Timing Item. Enogex's net income in 2011 was $82.2 million, which included a loss of $2.6 million resulting from recording Enogex's natural gas storage inventory at the lower of cost or market value. The offsetting gains from the sale of withdrawals from inventory were realized during the first quarter of 2012.

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

Reconciliation of EBITDA to net income attributable to Enogex Holdings

(In millions)	2012	2011	2010
Net income attributable to Enogex Holdings	$147.8	$155.9	$476.1
Add:
Interest expense, net	32.6	22.9	30.3
Income tax expense (A)	0.2	0.2	(325.0)
Depreciation and amortization expense (B)	111.6	77.2	70.2
EBITDA	$292.2	$256.2	$251.6
OGE Energy's portion	$236.6	$222.9	$248.8

(A)	As of November 1, 2010, Enogex Holdings' earnings are no longer subject to tax (other than Texas state margin taxes) and are taxable at the individual partner level.

(B)	Includes amortization of certain customer-based intangible assets associated with the acquisition from Cordillera in November 2011, which is included in gross margin for financial reporting purposes.

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

The balance of Accounts Receivable, Net and Accrued Unbilled Revenues was $352.7 million and $381.8 million at December 31, 2012 and 2011, respectively, a decrease of $29.1 million, or 7.6 percent, primarily due to a decrease in billings to OG&E's customers in 2012 due to milder weather in 2012, a decrease at Enogex due to lower natural gas sales volumes and prices and the timing of customer payments received partially offset by higher transmission revenue and increased rates at OG&E.

The balance of Accounts Payable was $396.7 million and $388.0 million at December 31, 2012 and 2011, respectively, an increase of $8.7 million, or 2.2 percent, primarily due to increased NGLs volumes at Enogex partially offset by lower NGLs prices at Enogex, a decrease in accruals and the timing of ad valorem payments.

Cash Flows

				2012 vs. 2011		2011 vs. 2010
Year ended December 31 (In millions)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$1,046.1	$833.9	$782.5	$212.2	25.4%	$51.4	6.6%
Net cash used in investing activities	(1,192.6)	(1,395.8)	(846.1)	203.2	(14.6)%	(549.7)	65.0%
Net cash provided from financing activities	143.7	564.2	7.8	(420.5)	(74.5)%	556.4	*
* Percentage is greater than 100 percent.

Operating Activities

The increase of $212.2 million, or 25.4 percent, in net cash provided from operating activities in 2012 as compared to 2011 was primarily due to:

•	higher fuel recoveries at OG&E in 2012 as compared to 2011;

•	an increase in cash received in 2012 from transmission revenue and the recovery of investments including the Crossroads wind farm and smart grid partially offset by milder weather in 2012; and

•	an increase in gathered volumes and NGLs volumes at Enogex during 2012 as compared to 2011 partially offset by lower natural gas and NGLs prices in 2012 as compared to 2011.

The increase of $51.4 million, or 6.6 percent, in net cash provided from operating activities in 2011 as compared to 2010 was primarily due to:

•	lower fuel refunds at OG&E in 2011 as compared to 2010; and

•	cash received in 2011 from an increase in billings to OG&E's customers due to warmer weather in OG&E's service territory in 2011;

These increases in net cash provided from operating activities was partially offset by income tax refunds received in 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repair expenditures and accelerated tax bonus depreciation.

Investing Activities

The decrease of $203.2 million, or 14.6 percent, in net cash used in investing activities in 2012 as compared to 2011 was primarily due to lower levels of capital expenditures in 2012 related to the Crossroads wind farm at OG&E and lower levels of capital expenditures related to gathering and processing expansion projects at Enogex.

The increase of $549.7 million, or 65.0 percent, in net cash used in investing activities in 2011 as compared to 2010 primarily related to higher levels of capital expenditures in 2011 related to various transmission projects and the Crossroads wind farm at OG&E and gathering and processing expansion projects at Enogex.

Financing Activities

The decrease of $420.5 million, or 74.5 percent, in net cash provided from financing activities in 2012 as compared to 2011 was primarily due to:

•	lower contributions from the ArcLight group during 2012 as compared to 2011;

•	higher borrowings under Enogex's revolving credit agreement during 2011; and

•	repayments of Enogex's line of credit during 2012.

These decreases in net cash provided from financing activities were partially offset by an increase in short-term debt borrowings during 2012 as compared to 2011.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2013 through 2017 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects.

(In millions)	2013	2014	2015	2016	2017
OG&E Base Transmission	$65	$50	$50	$50	$50
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	80	75	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	335	315	315	315	315
OG&E Known and Committed Projects:
Transmission Projects:
Balanced Portfolio 3E Projects (A)	205	25	—	—	—
SPP Priority Projects (B)	165	110	—	—	—
SPP Integrated Transmission Projects (C)	5	5	—	40	40
Total Transmission Projects	375	140	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	30	20	25	20	—
Total Other Projects	70	45	35	30	—
Total OG&E Known and Committed Projects	445	185	35	70	40
Total OG&E (D)	780	500	350	385	355
Enogex LLC Base Maintenance	50	55	55	55	55
Enogex LLC Known and Committed Projects:
Western Oklahoma / Texas Panhandle Gathering Expansion	380	180	140	80	65
Other Gathering Expansion	25	15	10	10	10
Total Enogex LLC Known and Committed Projects	405	195	150	90	75
Total Enogex LLC (E)	455	250	205	145	130
OGE Energy	10	10	10	10	10
Total capital expenditures	$1,245	$760	$565	$540	$495

(A)
Balanced Portfolio 3E includes three projects to be built by OG&E and includes: (i) construction of 135 miles of transmission line from OG&E's Seminole substation in a northeastern direction to OG&E's Muskogee substation at an estimated cost of $175 million for OG&E, which is expected to be in service by late 2013, (ii) construction of 96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at an estimated cost of

$115 million for OG&E, which is expected to be in service by mid-2014 and (iii) construction of 39 miles of transmission line from OG&E's Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of $45 million for OG&E, which was placed in service in February 2013.

(B)
The Priority Projects consist of several transmission projects, two of which have been assigned to OG&E. The 345 kilovolt projects include: (i) construction of 99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at an estimated cost of $185 million for OG&E, which is expected to be in service by mid-2014 and (ii) construction of 77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company or another company assigned by Mid-Kansas Electric Company at an estimated cost of $150 million to OG&E, which is expected to be in service by late 2014. OG&E began construction on the Hitchland project in November 2012 and expects to begin construction on the Kansas project in June 2013.

(C)
On January 31, 2012, the SPP approved the Integrated Transmission Plan Near Term and Integrated Transmission Plan 10-year projects. These plans include two projects to be built by OG&E: (i) construction of 47 miles of transmission line from OG&E's Gracemont substation in a northwestern direction to a companion transmission line to be built by American Electric Power to its Elk City substation at an estimated cost of $75 million for OG&E, which is expected to be in service by early 2018, and (ii) construction of 126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southeastern direction to OG&E's Cimarron substation and construction of a new substation on this transmission line, the Mathewson substation, at an estimated cost of $210 million for OG&E, which is expected to be in service by early 2021. On April 9, 2012, OG&E received a notice to construct these projects from the SPP. On June 26, 2012, OG&E responded to the SPP that OG&E will construct the projects discussed above and is moving forward with more detailed cost estimates that must be reviewed and approved by the SPP. OG&E and American Electric Power are currently in discussions regarding how much of the 94 mile Elk City to Gracemont transmission line will be built by OG&E and American Electric Power. American Electric Power has argued for a larger portion of such transmission line than the traditional 50 percent split. The capital expenditures related to these projects are presented in the summary of capital expenditures for known and committed projects above.

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit, which delays the timing of required implementation of the SO2 emissions standards in the rule. The merits of the appeal have been fully briefed, and oral argument is scheduled to occur on March 6, 2013. Neither the outcome of the challenge to the FIP nor the timing of any required capital expenditures can be predicted with any certainty at this time, but such capital expenditures could be significant.

•
Installation of control equipment for compliance with MATS by a deadline of April 16, 2015, with the possibility of a one-year extension. OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. Due to various uncertainties about the final design, the potential use of this technology relating to regional haze measures and the specifications for the control equipment, the resulting cost estimates currently range from $34 million to $72 million per unit.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Environmental Laws and Regulations" below.

(E)
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

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets and at Enogex LLC, will be evaluated based upon their impact upon achieving the Company's financial objectives.  The capital expenditure projections related to Enogex LLC in the table above reflect base market conditions at February 27, 2013 and do not reflect the potential opportunity for a set of growth projects that could materialize. Also, if drilling activity declines in the future, this could reduce Enogex's capital expenditures in the table above.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2012.  See the Company's Consolidated Statements of Capitalization and Note 16 of Notes to Consolidated Financial Statements for additional information.

(In millions)	2013	2014-2015	2016-2017	After 2017	Total
Maturities of long-term debt (A)	$0.2	$550.4	$235.4	$2,070.1	$2,856.1
Operating lease obligations
OG&E railcars	3.2	5.5	27.3	—	36.0
OG&E wind farm land leases	2.0	4.2	4.5	51.2	61.9
OGE Energy noncancellable operating lease	0.3	1.6	1.6	0.7	4.2
Enogex noncancellable operating leases	5.2	7.2	4.1	—	16.5
Total operating lease obligations	10.7	18.5	37.5	51.9	118.6
Other purchase obligations and commitments
OG&E cogeneration capacity and fixed operation and maintenance payments	87.9	170.3	162.5	315.3	736.0
OG&E expected cogeneration energy payments	58.6	134.3	168.3	468.7	829.9
OG&E minimum fuel purchase commitments	405.0	519.8	—	—	924.8
OG&E expected wind purchase commitments	57.5	116.9	120.6	838.0	1,133.0
OG&E long-term service agreement commitments	8.0	34.5	12.6	53.0	108.1
EER commitments	11.9	15.5	0.8	—	28.2
Total other purchase obligations and commitments	628.9	991.3	464.8	1,675.0	3,760.0
Total contractual obligations	639.8	1,560.2	737.7	3,797.0	6,734.7
Amounts recoverable through fuel adjustment clause (B)	(524.3)	(776.5)	(316.2)	(1,306.7)	(2,923.7)
Total contractual obligations, net	$115.5	$783.7	$421.5	$2,490.3	$3,811.0

(A)
Maturities of the Company's long-term debt during the next five years consist of $0.2 million, $300.2 million, $250.2 million, $110.2 million and $125.2 million in years 2013, 2014, 2015, 2016 and 2017, respectively.

(B)
Includes expected recoveries of costs incurred for OG&E's railcar operating lease obligations, OG&E's expected cogeneration energy payments, OG&E's minimum fuel purchase commitments and OG&E's expected wind purchase commitments.

OG&E also has 440 MWs of QF contracts to meet its current and future expected customer needs.  OG&E will continue reviewing all of the supply alternatives to these QF contracts that minimize the total cost of generation to its customers, including exercising its options (if applicable) to extend these QF contracts at pre-determined rates.

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

Pension and Postretirement Benefit Plans

At December 31, 2012, 42.3 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S Government securities, bonds, debentures and notes, a commingled fund and a common collective trust as presented in Note 14 of Notes to Consolidated Financial Statements.  In 2012, asset returns on the Pension Plan were 10.6 percent due to the gains in fixed income and equity investments.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, have continued to decline. During 2012 and 2011, OGE Energy made contributions to its Pension Plan of $35 million and $50 million, respectively, to help ensure that the Pension Plan maintains an adequate funded status.  The level of funding is dependent on returns on plan assets and future discount rates.  During 2013, OGE Energy expects to contribute up to $35 million to its Pension Plan.  OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2012 and 2011. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1 of Notes to Consolidated Financial Statements) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2012	2011	2012	2011	2012	2011
Benefit obligations	$(747.1)	$(697.7)	$(14.5)	$(13.3)	$(301.0)	$(280.6)
Fair value of plan assets	626.0	589.8	—	—	59.6	61.0
Funded status at end of year	$(121.1)	$(107.9)	$(14.5)	$(13.3)	$(241.4)	$(219.6)

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. The Company's financial objective includes increasing the dividend to meet the Company's dividend payout objectives. The Company's target payout ratio is to pay out dividends no more than 60 percent of its normalized earnings on an annual basis. The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities. At the Company's November 2012 Board meeting, management, after considering estimates of future earnings and numerous other factors, recommended to the Board of Directors an increase in the current quarterly dividend rate to $0.4175 per share from $0.3925 per share effective with the Company's first quarter 2013 dividend.
Security Ratings

	Moody’s Investors Services	Standard & Poor's Ratings Services	Fitch Ratings
OG&E Senior Notes	A2	BBB+	A+
Enogex LLC Notes	Baa3	BBB-	BBB
OGE Energy Senior Notes	Baa1	BBB	A-
OGE Energy Commercial Paper	P2	A2	F2

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post collateral or letters of credit. In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at December 31, 2012, the Company would have been required to post $0.2 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at December 31, 2012.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

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

2012 Capital Requirements, Sources of Financing, Purchase of Treasury Stock and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $1,351.8 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $112.8 million resulting in total net capital requirements and contractual obligations of $1,464.6 million in 2012, of which $12.9 million was to comply with environmental regulations.  This compares to net capital requirements of $1,446.2 million and net contractual obligations of $111.1 million totaling $1,557.3 million in 2011, of which $6.9 million was to comply with environmental regulations.

In 2012, the Company's sources of capital were cash generated from operations, proceeds from the issuance of short-term debt, proceeds from Enogex's term loan agreement, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan, funding for growth opportunities at Enogex through the ArcLight group and quarterly distributions from Enogex Holdings. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Purchase of Treasury Stock

In November 2012, the Company purchased 60,000 shares of its common stock at an average cost of $55.41 per share on the open market. These shares will be used to satisfy Enogex's portion of the Company's obligation to deliver shares of common stock related to long-term incentive payouts of earned performance units in 2013. The Company expects to purchase shares in the future to satisfy a portion of its obligation under its incentive plan.

Enogex Term Loan Agreement

On August 2, 2012, Enogex entered into a $250 million, three-year term loan agreement with a maturity date of August 2, 2015. The loan was used to fund capital expenditures and for working capital purposes.

Potential Collateral Requirements

Derivative instruments are utilized in managing the Company's commodity price exposures and in Enogex's asset management and hedging activities executed on behalf of the Company. Agreements governing the derivative instruments may require the Company to provide collateral in the form of cash or a letter of credit in the event mark-to-market exposures exceed contractual thresholds or the Company's credit ratings are lowered.  Future collateral requirements are uncertain, and are subject to terms of the specific agreements and to fluctuations in natural gas and NGLs market prices.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps and margin requirements. The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users such as the Company from much of the clearing requirements. The regulations require that the decision on whether to use the end-user exception from mandatory clearing for derivative transactions be reviewed and approved by an "appropriate committee" of the Board of Directors. The scope of the margin requirements and their potential direct impact on the Company remain unclear because final rules have not been issued. Further, even if the Company qualifies for the end-user exception to clearing and margin requirements are not imposed on end-users, its derivative counterparties may be subject to new capital, margin and business conduct requirements as a result of the new regulations, which may increase the Company's transaction costs or make it more difficult to enter into derivative transactions on favorable terms. The Company's inability to enter into derivative transactions on favorable terms, or at all, could increase operating expenses and put the Company at increased exposure to risks of adverse changes in commodities prices. The impact of the provisions of the Dodd-Frank Act on the Company cannot be fully determined at this time due to uncertainty over forthcoming regulations and potential changes to the derivatives markets arising from new regulatory requirements.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,550.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $430.9 million and $277.1 million at December 31, 2012 and 2011, respectively.  The weighted-average interest rate on short-term debt at December 31, 2012 was 0.43 percent.  The average balance of short-term debt in 2012 was $451.0 million at a weighted-average interest rate of 0.45 percent. The maximum month-end balance of short-term debt in 2012 was $608.2 million. At December 31, 2012, Enogex had no outstanding borrowings under its revolving credit agreement as compared to $150.0 million at December 31, 2011.  As Enogex LLC's credit agreement matures on December 13, 2016, along with its intent in utilizing its credit agreement, borrowings thereunder are classified as long-term debt in the Company's Consolidated Balance Sheets.  At December 31, 2012, the Company had $1,116.9 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At December 31, 2012, the Company had $1.8 million in cash and cash equivalents.  See Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt in the first half of 2013, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

Common Stock
The Company expects to issue between $12 million and $15 million of common stock in its Automatic Dividend Reinvestment and Stock Purchase Plan in 2013. See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Minimum Quarterly Distributions by Enogex Holdings

Pursuant to the Enogex Holdings LLC Agreement, Enogex Holdings will make minimum quarterly distributions equal to the amount of cash required to cover OGE Energy's anticipated tax liabilities plus $12.5 million, to be distributed in proportion to each member's percentage ownership interest.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets) income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas transportation and storage segment and the natural gas gathering and processing segment, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's Audit Committee. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of Notes to Consolidated Financial Statements.

Consolidated (including all Company segments)

Pension and Postretirement Benefit Plans

The Company has a Pension Plan that covers a significant amount of the Company's employees hired before December 1, 2009. Also, effective December 1, 2009, the Company's Pension Plan is no longer being offered to employees hired on or after December 1, 2009.  The Company also has defined benefit postretirement plans that cover a significant amount of its employees.  Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized.  The pension plan rate assumptions are shown in Note 14 of Notes to Consolidated Financial Statements.  The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio.  The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid.  The level of funding is dependent on returns on plan assets and future discount rates.  Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.  The following table indicates the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.3 million
Discount rate	+/- 0.25 percent	+/- $16.7 million
Contributions	+/- $10 million	+/- $10 million

Assessing Impairment of Long-Lived Assets (Including Intangible Assets) and Goodwill

The Company assesses its long-lived assets, including intangible assets with finite useful lives, for impairment when there is evidence that events or changes in circumstances require an analysis of the recoverability of an asset's carrying amount.  Estimates of future cash flows used to test the recoverability of long-lived assets and intangible assets shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  The fair value of these assets is based on third-party evaluations, prices for similar assets, historical data and projected cash flows.  An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The amount of any recognized impairment is based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. In 2011, the Company recorded a pre-tax impairment loss of $5.0 million, of which $2.5 million was the noncontrolling interest portion (see Note 5 of Notes to Consolidated Financial Statements), related to the Atoka processing plant. The Company recorded no other material impairments in 2012, 2011 or 2010.

As a result of the gas gathering acquisitions in November 2011, Enogex recorded goodwill of $39.4 million. Enogex assesses its goodwill for impairment at least annually as of October 1 by comparing the fair value of the reporting unit with its book value, including goodwill. Enogex utilizes the income approach (generally accepted valuation approach) to estimate the fair value of the reporting unit, also giving consideration to alternative methods such as the market and cost approaches. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. Enogex performs its goodwill impairment testing at the natural gas gathering and processing segment reporting unit level. Enogex recorded no impairments of goodwill in 2012.

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

Except as disclosed otherwise in this Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of the Company's commitments and contingencies.

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from three months to 74 years.  The Company also has certain asset retirement obligations primarily related to Enogex's processing plants and compression sites that have not been recorded because the Company cannot determine when these obligations will be incurred. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

Hedging Policies

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges). The Company also designates as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Hedges are evaluated prior to execution with respect to the impact on the volatility of forecasted earnings and are evaluated at least quarterly after execution for the impact on earnings. Enogex's cash flow hedges at December 31, 2012 mature by the end of the first quarter of 2013.

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

Unbilled Revenues

OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2012, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2012 and 2011, Accrued Unbilled Revenues were $57.4 million and $59.3 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel is being recovered through the fuel adjustment clause. At December 31, 2012, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.3 million.  The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in Other Operation and Maintenance Expense on the Consolidated Statements of Income.  The allowance for uncollectible accounts receivable was $2.6 million and $3.7 million at December 31, 2012 and 2011, respectively.

Natural Gas Transportation and Storage and Natural Gas Gathering and Processing Segments

Operating Revenues

Operating revenues for gathering, processing, transportation and storage services for Enogex are recorded each month based on the current month's estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments.  The estimates are reversed in the following month and customers are billed on actual volumes and contracted prices.  Gas sales are calculated on current-month nominations and contracted prices. Operating revenues associated with the production of NGLs are estimated based on current-month estimated production and contracted prices.  These amounts are reversed in the following month and the customers are billed on actual production and contracted prices.  Estimated operating revenues are reflected in Accounts Receivable on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income.

Enogex recognizes revenue from natural gas gathering, processing, transportation and storage services to third parties as services are provided.  Revenue associated with NGLs is recognized when the production is sold.

Enogex records deferred revenue when it receives consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. In August 2010, Enogex completed construction of transportation and compression facilities necessary to provide gas delivery service to a new natural gas-fired electric generation facility near Pryor, Oklahoma. Aid in Construction payments of $36.4 million received in excess of construction costs were recognized as Deferred Revenues on the Company's Consolidated Balance Sheet and are being amortized on a straight-line basis of $1.2 million per year over the life of the related firm transportation service agreement under which service commenced in June 2011. Also, in August 2011, Enogex and one of its five largest customers entered into new agreements, effective July 1, 2011, relating to the customer's natural gas gathering and processing volumes on the Oklahoma portion of Enogex's system. As a result, Enogex has recorded $7.1 million in Deferred Revenues on the Company's Consolidated Balance Sheet at December 31, 2012, which are expected to be recognized based on the estimated average fee per MMBtu processed by the end of 2014. Enogex has also recorded $1.5 million in Deferred Revenues on the Company's Consolidated Balance Sheet at December 31, 2012 in connection with other gathering and processing agreements.

Enogex engages in asset management and hedging activities related to the purchase and sale of natural gas and NGLs. Contracts utilized in these activities generally include purchases and sales for physical delivery, over-the-counter forward swap and options contracts and exchange traded futures and options. Enogex's transactions that qualify as derivatives are reflected at fair value with the resulting unrealized gains and losses recorded as PRM Assets or Liabilities in the Consolidated Balance Sheets, classified as current or long-term based on their anticipated settlement, or against the brokerage deposits in Other Current Assets.  The offsetting unrealized gains and losses from changes in the market value of open contracts are included in Operating Revenues in the Consolidated Statements of Income or in Other Comprehensive Income for derivatives designated and qualifying as cash flow hedges.  Contracts resulting in delivery of a commodity are included as sales or purchases in the Consolidated Statements of Income as Operating Revenues or Cost of Goods Sold depending on whether the contract relates to the sale or purchase of the commodity.

Natural Gas Purchases

Estimates for gas purchases are based on estimated volumes and contracted purchase prices.  Estimated gas purchases are included in Accounts Payable on the Consolidated Balance Sheets and in Cost of Goods Sold on the Consolidated Statements of Income.

Purchase and Sale Contracts

Enogex utilizes purchases and sales for physical delivery, over-the-counter forward swap and options contracts and exchange traded futures and options. These activities either qualify as derivatives and are recorded at fair market value or qualify for normal purchase normal sale treatment.  Enogex's portfolio is marked to estimated fair market value on a daily basis.  When available, actual market prices are utilized in determining the value of natural gas and related derivative commodity instruments.  For longer-term positions, which are limited to a maximum of 60 months and certain short-term positions for which market prices are not available, models based on forward price curves are utilized.  These models incorporate estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic location.  Actual experience can vary significantly from these estimates and assumptions.

In nearly all cases, independent market prices are obtained and compared to the values used in determining the fair value. The recorded value of the energy contracts may change significantly in the future as the market price for the commodity changes, but the value of transactions not designated as cash flow hedges is subject to mark-to-market risk loss limitations provided under the Company's risk policies.  Management utilizes models to estimate the fair value of the Company's energy contracts including derivatives that do not have an independent market price.  At December 31, 2012, unrealized mark-to-market losses were $0.2 million, none of which were calculated utilizing models.  At December 31, 2012, a price movement of one percent for prices verified by independent parties would result in unrealized mark-to-market gains or losses of less than $0.1 million and a price movement of five percent on model-based prices would result in unrealized mark-to-market gains or losses of less than $0.1 million.

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

In 2011 and 2012, Enogex completed gas gathering acquisitions accounted for as business combinations as discussed in Note 3 of Notes to Consolidated Financial Statements. As part of these acquisitions, Enogex has engaged the services of a third-party valuation expert to assist it in determining the fair value of the acquired assets and liabilities, including goodwill; however, the ultimate determination of those values is the responsibility of Enogex's management. Enogex bases its estimates on assumptions believed to be reasonable, but which are inherently uncertain. These valuations require the use of management's assumptions, which would not reflect unanticipated events and circumstances that may occur.

Depreciable Lives of Property, Plant and Equipment and Amortization Methodologies Related to Intangible Assets

The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets at the time the assets are placed in service. As circumstances warrant, useful lives are adjusted when changes in planned use, changes in estimated production lives of affiliated natural gas basins or other factors indicate that a different life would be more appropriate. Such changes could materially impact future depreciation expense. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. The computation of amortization expense on intangible assets requires judgment regarding the amortization method used. Intangible assets are amortized on a straight-line basis over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed.

Natural Gas Inventory

Natural gas inventory is held by Enogex, through its transportation and storage business, to provide operational support for its pipeline deliveries and to manage its leased storage capacity. In an effort to mitigate market price exposures, Enogex may enter into contracts or hedging instruments to protect the cash flows associated with its inventory. All natural gas inventory held by Enogex is valued using moving average cost and is recorded at the lower of cost or market. As part of its asset management activity, Enogex injects and withdraws natural gas into and out of inventory under the terms of its storage capacity contracts.  During the years ended December 31, 2012, 2011 and 2010, Enogex recorded write-downs to market value related to natural gas storage inventory of $5.5 million, $4.8 million and $0.3 million, respectively.  The amount of Enogex's natural gas inventory was $16.5 million and $23.7 million at December 31, 2012 and 2011, respectively. The cost of gas associated with sales of natural gas storage inventory is presented in Cost of Goods Sold on the Consolidated Statements of Income.

Allowance for Uncollectible Accounts Receivable

The allowance for uncollectible accounts receivable for Enogex is calculated based on outstanding accounts receivable balances over 180 days old.  In addition, other outstanding accounts receivable balances less than 180 days old are reserved on a case-by-case basis when Enogex believes the collection of specific amounts owed is unlikely to occur.  The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in Other Operation and Maintenance Expense on the Consolidated Statements of Income.   The aggregate allowance for uncollectible accounts receivable for Enogex's natural gas transportation and storage and natural gas gathering and processing segments was less than $0.1 million at December 31, 2012 and 2011.

Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for discussion of current accounting pronouncements that are applicable to the Company.
Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, except as disclosed otherwise in this Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.  See Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of the Company's commitments and contingencies.

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

OG&E expects that significant future capital expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a pre-approval plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E's retail customers under House Bill 1910, which was enacted into law in May 2005.

It is estimated that OG&E's and Enogex's total expenditures to comply with environmental laws, regulations and requirements for 2013 will be $63.0 million and $6.4 million, respectively, of which $45.3 million and $0.7 million, respectively, are for capital expenditures.  It is estimated that OG&E's and Enogex's total expenditures to comply for environmental laws, regulations and requirements for 2014 will be $37.7 million and $6.3 million, respectively, of which $19.2 million and $0.5 million, respectively, are for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners and exclude certain other capital expenditures as discussed in the capital expenditures table and related footnote D in "Future Capital Requirements and Financing Activities" above.  The Company's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards.  Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits. OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $95 million.  With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at the four affected coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits). The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion.  OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. The stay will remain in place until a decision on the petition for review is complete, which will delay the implementation of the regional haze rule in Oklahoma. The merits of the appeal have been fully briefed and oral argument is scheduled to occur on March 6, 2013. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On January 25, 2013, the U.S. Court of Appeals denied the EPA's request for an en banc reconsideration of the court's decision vacating the rule. OG&E cannot predict the outcome of such challenges.

Hazardous Air Pollutants Emission Standards

On April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. This rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. In addition, the regulations include work practice standards for dioxins and furans. Compliance is required within three years after the effective date of the rule with the possibility of a one-year extension. To comply with this rule, OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. Due to various uncertainties about the final design, the potential use of this technology relating to regional haze measures and the specifications for the control equipment, the resulting cost estimates currently range from $34 million to $72 million per unit. OG&E is evaluating the results of field testing to finalize cost estimates and implementation schedules. The final MATS rule has been appealed by several parties. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

Notice of Violation

In July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants. In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process. In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. OG&E believes it has acted in full compliance with the Federal Clean Air Act and new source review process and is cooperating with the EPA. On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits. The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards. OG&E has met with the EPA regarding the notice but cannot predict at this time what, if any, further actions may be necessary as a result of the notice. The EPA could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2012, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

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

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including carbon dioxide, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the Earth's atmosphere.  There are various international agreements that restrict greenhouse gas emissions, but none of them have a binding effect on sources located in the United States. The U.S. Congress has not passed legislation to reduce emissions of greenhouse gases and the future prospects for any such legislation are uncertain, but the EPA has existing authority under the Clean Air Act to regulate greenhouse gas emissions from stationary sources. Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Oklahoma, Arkansas and Texas are not among them. If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases on the Company's facilities, this could result in significant additional compliance costs that would affect the Company’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Following from the Supreme Court's interpretation of the Clean Air Act's applicability to greenhouse gases in Massachusetts v. EPA, the EPA has proposed regulations for new power plants.  In 2010, the EPA also issued a final rule that makes certain existing sources subject to permitting requirements for greenhouse gas emissions. This rule requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources that undergo construction or modification may have to install best available control technology to control greenhouse gas emissions. Although these rules currently do not have a material impact on the Company's existing facilities, they ultimately could result in significant changes to the Company's operations, significant capital expenditures by the Company and a significant increase in the Company's cost of conducting business.

In 2009, the EPA adopted a comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain OG&E and Enogex facilities. OG&E also reports quarterly its carbon dioxide emissions from generating units subject to the Federal Acid Rain Program. OG&E and Enogex have submitted the reports required by the applicable reporting rules.

The Company is continuing to review and evaluate available options for reducing, avoiding, offsetting or sequestering its greenhouse gas emissions. OG&E is a partner in the EPA Sulfur Hexafluoride Voluntary Reduction Program. Enogex is a partner in the EPA Natural Gas STAR Program, a voluntary program to reduce methane emissions.

The Company also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory is in central Oklahoma and borders one of the nation's best wind resource areas.  The Company has leveraged its advantageous geographic position to develop renewable energy resources and transmission to deliver the renewable energy.  The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to significantly increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which the Company conducts operations, or if additional species in those areas become subject to protection, the Company’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or the Company could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. A final decision regarding listing is anticipated to be completed by September 30, 2013. Although the lesser prairie chicken and its habitat are located in potential development areas of the Company, the impact of a final decision to list this species as threatened cannot be determined at this time.

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

In June 2010, the EPA proposed new rules under Federal Resource Conservation and Recovery Act of 1976 that could alter the classification of OG&E's coal-fired power plants as conditionally exempt hazardous waste generators and make the management of coal ash more costly. The extent to which the EPA intends to regulate coal ash is uncertain due to the fact that the new rules propose to regulate coal ash as a hazardous waste or as a nonhazardous solid waste. In November 2010, OG&E submitted written comments opposing the regulation of coal ash as a hazardous waste while supporting its regulation as a nonhazardous waste. The EPA continues to consider numerous comments received on the proposal and has stated that no definitive timetable for issuing a final rule regarding the regulation of coal ash can be provided.

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2012, the Company obtained refunds of $6.4 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

Risk Committee and Oversight

Management monitors market risks using a risk committee structure. The Board of Directors appoints the Chief Risk Officer of the Company.  The Chief Risk Officer serves as chairman of the Company's Risk Oversight Committee, which consists primarily of corporate officers, and is responsible for the overall development, implementation and enforcement of strategies and policies for all market risk management activities of the Company.  This committee's emphasis is a holistic perspective of risk measurement and policies targeting the Company's overall financial performance.  On a quarterly basis, the Risk Oversight Committee, through the Chief Risk Officer, reports to the Audit Committee of the Company's Board of Directors on the Company's risk profile affecting anticipated financial results, including any significant risk issues.

The Enogex Risk Management Committee is comprised primarily of business unit leaders within Enogex.  This committee's purpose is to develop and maintain risk policies for Enogex, to provide oversight and guidance for existing and prospective Enogex business activities and to provide governance regarding compliance with Enogex risk policies.  This group is authorized by and reports to the Risk Oversight Committee.

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

The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities or by calculating the net present value of the monthly payments discounted by the Company's current borrowing rate. The following table shows the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

Year ended December 31 (Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total	12/31/12 Fair Value
Fixed-rate debt (A)
Principal amount	$0.2	$300.2	$0.2	$110.2	$125.2	$1,934.7	$2,470.7	$3,011.3
Weighted-average interest rate	2.71%	6.25%	2.71%	5.15%	6.49%	6.38%	6.31%
Variable-rate debt (B)
Principal amount	$—	$—	$250.0	$—	$—	$135.4	$385.4	$385.4
Weighted-average interest rate	—%	—%	1.72%	—%	—%	0.24%	1.20%

(A)
Prior to or when these debt obligations mature, the Company may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by the Company would change interest expense by $3.9 million annually.

Commodity Price Risk

Commodity price risk is present in the Company's activities because changes in the prices of natural gas, NGLs and NGLs processing spreads have a direct effect on the compensation the Company receives for operating some of its assets.  These prices are subject to fluctuations resulting from changes in supply and demand.  To partially reduce commodity price risk, the Company utilizes risk mitigation tools such as default processing fees and ethane rejection capabilities to protect its downside exposure while maintaining its upside potential.  Additionally, the Company utilizes derivatives and other forward transactions to mitigate the effects these market fluctuations have on the Company's operating income.  Because the commodities covered by these transactions are substantially the same commodities that the Company buys and sells in the physical market, no special studies other than monitoring the degree of correlation between the derivative and cash markets are deemed necessary.

A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. The Company's daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries.  Quoted market prices are not available for all of the Company's positions; therefore, the value of positions is a summation of the forecasted values calculated for each commodity based upon internally generated forward price curves.  Commodity price risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent decline in quoted market prices. The result of this analysis, which may differ from actual results, reflects net commodity price risk to be $21.6 million at December 31, 2012.  This amount represents the Company's exposure, net of the ArcLight group's proportional share.

Item 8.  Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In millions except per share data)	2012	2011	2010
OPERATING REVENUES
Electric Utility operating revenues	$2,141.2	$2,211.5	$2,109.9
Natural Gas Midstream Operations operating revenues	1,530.0	1,704.4	1,607.0
Total operating revenues	3,671.2	3,915.9	3,716.9
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	819.0	966.0	952.6
Natural Gas Midstream Operations cost of goods sold	1,099.7	1,311.9	1,234.8
Total cost of goods sold	1,918.7	2,277.9	2,187.4
Gross margin on revenues	1,752.5	1,638.0	1,529.5
OPERATING EXPENSES
Other operation and maintenance	601.5	581.2	549.8
Depreciation and amortization	371.0	307.1	291.3
Impairment of assets	0.4	6.3	1.1
Gain on insurance proceeds	(7.5)	(3.0)	—
Taxes other than income	110.2	99.7	93.4
Total operating expenses	1,075.6	991.3	935.6
OPERATING INCOME	676.9	646.7	593.9
OTHER INCOME (EXPENSE)
Interest income	0.6	0.5	—
Allowance for equity funds used during construction	6.2	20.4	11.4
Other income	17.0	19.3	13.7
Other expense	(16.5)	(21.7)	(17.9)
Net other income	7.3	18.5	7.2
INTEREST EXPENSE
Interest on long-term debt	158.9	146.1	139.3
Allowance for borrowed funds used during construction	(3.5)	(10.4)	(5.5)
Interest on short-term debt and other interest charges	8.7	5.2	5.9
Interest expense	164.1	140.9	139.7
INCOME BEFORE TAXES	520.1	524.3	461.4
INCOME TAX EXPENSE	135.1	160.7	161.0
NET INCOME	385.0	363.6	300.4
Less: Net income attributable to noncontrolling interests	30.0	20.7	5.1
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$355.0	$342.9	$295.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	98.6	97.9	97.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	99.1	99.2	98.9
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$3.60	$3.50	$3.03
DILUTED EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$3.58	$3.45	$2.99
DIVIDENDS DECLARED PER COMMON SHARE	$1.5950	$1.5175	$1.4625

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2012	2011	2010
Net income	$385.0	$363.6	$300.4
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $1.7, $1.4 and $1.2, respectively	3.0	2.5	1.3
Net gain (loss) arising during the period, net of tax of ($5.6), ($6.7) and $4.4, respectively	(10.2)	(13.5)	7.6
Amortization of prior service cost, net of tax of $0.2, $0.2 and $0.1, respectively	0.2	0.4	0.2
Postretirement plans:
Amortization of deferred net loss, net of tax of ($1.1), ($1.6) and $0.6, respectively	2.0	1.8	1.2
Net loss arising during the period, net of tax of ($1.1), ($3.1) and ($2.4), respectively	(2.3)	(3.6)	(4.1)
Amortization of deferred net transition obligation, net of tax of $0.1, $0.1 and $0.1, respectively	0.1	0.2	0.1
Amortization of prior service cost, net of tax of ($1.0), ($1.6) and $0.1, respectively	(1.8)	(1.8)	—
Prior service credit arising during the period, net of tax of $0, $9.5 and $0, respectively	—	10.8	—
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of ($1.6), $12.6 and $9.9, respectively	(3.6)	27.6	18.5
Deferred commodity contracts hedging gains (losses), net of tax of $0.1, ($1.7) and ($8.5), respectively	0.4	(4.8)	(16.3)
Amortization of deferred interest rate swap hedging losses, net of tax of $0.2, $0.2 and $0.2, respectively	0.2	0.3	0.2
Other comprehensive income (loss), net of tax	(12.0)	19.9	8.7
Comprehensive income (loss)	373.0	383.5	309.1
Less: Comprehensive income attributable to noncontrolling interest for sale of equity investment	(0.5)	(3.2)	(6.2)
Less: Comprehensive income attributable to noncontrolling interests	27.0	24.2	5.5
Total comprehensive income attributable to OGE Energy	$346.5	$362.5	$309.8

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$385.0	$363.6	$300.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	374.8	307.7	291.3
Impairment of assets	0.4	6.3	1.1
Deferred income taxes and investment tax credits, net	143.7	166.0	146.4
Allowance for equity funds used during construction	(6.2)	(20.4)	(11.4)
(Gain) loss on disposition and abandonment of assets	4.2	(2.7)	—
Gain on insurance proceeds	(7.5)	(3.0)	—
Stock-based compensation	(2.6)	7.8	7.4
Excess tax benefit on stock-based compensation	—	—	(0.7)
Price risk management assets	3.3	(1.7)	3.9
Price risk management liabilities	(4.6)	19.0	8.5
Regulatory assets	20.3	14.0	24.1
Regulatory liabilities	(14.8)	(1.9)	(12.4)
Other assets	(6.9)	(7.6)	6.3
Other liabilities	(14.3)	(37.4)	(37.0)
Change in certain current assets and liabilities
Accounts receivable, net	27.1	(48.0)	11.9
Accrued unbilled revenues	1.9	(2.5)	0.4
Income taxes receivable	1.1	(3.6)	153.0
Fuel, materials and supplies inventories	13.7	54.2	(45.2)
Gas imbalance assets	(7.2)	0.7	0.7
Fuel clause under recoveries	1.8	(0.8)	(0.7)
Other current assets	(4.7)	(7.2)	(5.9)
Accounts payable	25.1	34.5	59.2
Gas imbalance liabilities	(4.8)	3.1	(5.3)
Fuel clause over recoveries	101.5	(22.2)	(157.6)
Other current liabilities	15.8	16.0	44.1
Net Cash Provided from Operating Activities	1,046.1	833.9	782.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,150.6)	(1,270.4)	(879.9)
Acquisition of gathering assets	(78.6)	(200.4)	—
Proceeds from sale of assets	1.5	18.0	2.3
Proceeds from insurance	7.6	7.4	—
Reimbursement of capital expenditures	27.5	49.6	31.5
Net Cash Used in Investing Activities	(1,192.6)	(1,395.8)	(846.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	250.0	246.3	246.2
Increase (decrease) in short-term debt	153.8	132.1	(30.0)
Contributions from noncontrolling interest partners	46.2	216.4	183.2
Issuance of common stock	14.3	14.8	16.9
Proceeds from line of credit	—	150.0	115.0
Retirement of long-term debt	—	—	(289.2)
Excess tax benefit on stock-based compensation	—	—	0.7
Payment of long-term debt	(0.1)	—	—
Purchase of treasury stock	(3.4)	(6.2)	—
Distributions to noncontrolling interest partners	(12.6)	(17.4)	(4.0)
Repayment of line of credit	(150.0)	(25.0)	(90.0)
Dividends paid on common stock	(154.5)	(146.8)	(141.0)
Net Cash Provided from Financing Activities	143.7	564.2	7.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2.8)	2.3	(55.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4.6	2.3	58.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.8	$4.6	$2.3
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.8	$4.6
Accounts receivable, less reserve of $2.6 and $3.8, respectively	295.3	322.5
Accrued unbilled revenues	57.4	59.3
Income taxes receivable	7.2	8.3
Fuel inventories	93.3	100.7
Materials and supplies, at average cost	80.9	87.2
Price risk management	0.5	3.5
Gas imbalances	9.0	1.8
Deferred income taxes	187.7	32.1
Fuel clause under recoveries	—	1.8
Assets held for sale	25.5	—
Other	35.6	30.9
Total current assets	794.2	652.7
OTHER PROPERTY AND INVESTMENTS, at cost	52.2	46.7
PROPERTY, PLANT AND EQUIPMENT
In service	11,504.4	10,315.9
Construction work in progress	387.5	499.0
Total property, plant and equipment	11,891.9	10,814.9
Less accumulated depreciation	3,547.1	3,340.9
Net property, plant and equipment	8,344.8	7,474.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	510.6	507.9
Intangible assets, net	127.4	137.0
Goodwill	39.4	39.4
Price risk management	—	0.3
Other	53.6	48.0
Total deferred charges and other assets	731.0	732.6
TOTAL ASSETS	$9,922.2	$8,906.0

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$430.9	$277.1
Accounts payable	396.7	388.0
Dividends payable	41.2	38.5
Customer deposits	70.3	67.6
Accrued taxes	48.1	42.3
Accrued interest	55.0	54.8
Accrued compensation	55.2	47.8
Price risk management	0.3	0.4
Gas imbalances	5.0	9.8
Fuel clause over recoveries	109.2	7.7
Other	64.5	64.5
Total current liabilities	1,276.4	998.5
LONG-TERM DEBT	2,848.6	2,737.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	399.8	360.8
Deferred income taxes	1,948.8	1,651.4
Deferred investment tax credits	3.9	6.1
Regulatory liabilities	245.1	230.7
Deferred revenues	37.7	40.8
Price risk management	—	0.1
Other	89.5	61.2
Total deferred credits and other liabilities	2,724.8	2,351.1
Total liabilities	6,849.8	6,086.7
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,047.4	1,035.3
Retained earnings	1,772.4	1,574.8
Accumulated other comprehensive loss, net of tax	(49.1)	(40.6)
Treasury stock, at cost	(3.5)	(6.2)
Total OGE Energy stockholders' equity	2,767.2	2,563.3
Noncontrolling interests	305.2	256.0
Total stockholders' equity	3,072.4	2,819.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,922.2	$8,906.0

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2012	2011
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 225.0 shares; and outstanding 98.8 and 98.1 shares, respectively		$1.0	$1.0
Premium on common stock		1,046.4	1,034.3
Retained earnings		1,772.4	1,574.8
Accumulated other comprehensive loss, net of tax		(49.1)	(40.6)
Treasury stock, at cost, 0.1 and 0.1 shares, respectively		(3.5)	(6.2)
Total OGE Energy stockholders' equity		2,767.2	2,563.3
Noncontrolling interest		305.2	256.0
Total stockholders' equity		3,072.4	2,819.3

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
5.00%	Senior Notes, Series Due November 15, 2014	100.0	100.0
Unamortized discount		(0.1)	(0.2)
Senior Notes - OG&E
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
6.50%	Senior Notes, Series Due August 1, 2034	140.0	140.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.70%	Tinker Debt, Due August 31, 2062	10.7	—
Other Bonds - OG&E
0.22% - 0.40%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.21% - 0.41%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.20% - 0.47%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized discount		(5.8)	(6.2)
Enogex
6.875%	Senior Notes, Series Due July 15, 2014	200.0	200.0
1.72%	Enogex LLC Term Loan Agreement, Due August 2, 2015	250.0	—
—%	Enogex LLC Revolving Credit Agreement, Due December 13, 2016	—	150.0
6.25%	Senior Notes, Series Due March 15, 2020	250.0	250.0
Unamortized discount		(1.6)	(1.9)
Total long-term debt		2,848.6	2,737.1
Total Capitalization		$5,921.0	$5,556.4

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2009	$1.0	$886.7	$1,227.8	$(74.7)	$20.0	$—	$2,060.8
Comprehensive income (loss)
Net income	—	—	295.3	—	5.1	—	300.4
Other comprehensive income (loss), net of tax	—	—	—	14.5	(5.8)	—	8.7
Comprehensive income (loss)	—	—	295.3	14.5	(0.7)	—	309.1
Dividends declared on common stock	—	—	(142.5)	—	—	—	(142.5)
Issuance of common stock	—	17.0	—	—	—	—	17.0
Stock-based compensation	—	10.4	—	—	—	—	10.4
Contributions from noncontrolling interest partners	—	88.1	—	—	95.1	—	183.2
Distributions to noncontrolling interest partners	—	—	—	—	(4.0)	—	(4.0)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(34.0)	—	—	—	—	(34.0)
Balance at December 31, 2010	$1.0	$968.2	$1,380.6	$(60.2)	$110.4	$—	$2,400.0
Comprehensive income (loss)
Net income	—	—	342.9	—	20.7	—	363.6
Other comprehensive income (loss), net of tax	—	—	—	19.6	0.3	—	19.9
Comprehensive income (loss)	—	—	342.9	19.6	21.0	—	383.5
Dividends declared on common stock	—	—	(148.7)	—	—	—	(148.7)
Issuance of common stock	—	14.8	—	—	—	—	14.8
Stock-based compensation	—	5.8	—	—	—	—	5.8
Contributions from noncontrolling interest partners	—	74.4	—	—	142.0	—	216.4
Distributions to noncontrolling interest partners	—	—	—	—	(17.4)	—	(17.4)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(28.9)	—	—	—	—	(28.9)
Purchase of treasury stock	—	—	—	—	—	(6.2)	(6.2)
Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Comprehensive income (loss)
Net income	—	—	355.0	—	30.0	—	385.0
Other comprehensive income (loss), net of tax	—	—	—	(8.5)	(3.5)	—	(12.0)
Comprehensive income (loss)	—	—	355.0	(8.5)	26.5	—	373.0
Dividends declared on common stock	—	—	(157.4)	—	—	—	(157.4)
Issuance of common stock	—	14.3	—	—	—	—	14.3
Stock-based compensation and other	—	(8.7)	—	—	(0.2)	6.1	(2.8)
Contributions from noncontrolling interest partners	—	10.7	—	—	35.5	—	46.2
Distributions to noncontrolling interest partners	—	—	—	—	(12.6)	—	(12.6)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(4.2)	—	—	—	—	(4.2)
Purchase of treasury stock	—	—	—	—	—	(3.4)	(3.4)
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. This new organization is intended to facilitate the execution of Enogex's strategy through an enhanced focus on asset optimization and active management of its growing natural gas, NGLs and condensate positions. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented.  Enogex's operations are now organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing. At December 31, 2012, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC, a Delaware single-member limited liability company (see Note 4).  The Company consolidates Enogex Holdings in its Consolidated Financial Statements as OGE Energy has a controlling financial interest over the operations of Enogex Holdings.  Also, Enogex LLC holds a 50 percent ownership interest in Atoka.  The Company consolidates Atoka in its Consolidated Financial Statements as Enogex acts as the managing member of Atoka and has control over the operations of Atoka.

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

Basis of Presentation

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012, 2011 and 2010, have been included and are of a normal recurring nature except as otherwise disclosed.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2012	2011
Regulatory Assets
Current
Crossroads wind farm rider under recovery (A)	$14.9	$2.5
Oklahoma demand program rider under recovery (A)	9.2	8.1
Fuel clause under recoveries	—	1.8
Other (A)	2.9	3.6
Total Current Regulatory Assets	$27.0	$16.0
Non-Current
Benefit obligations regulatory asset	$370.6	$359.2
Income taxes recoverable from customers, net	54.7	54.0
Smart Grid	42.8	37.2
Unamortized loss on reacquired debt	13.0	14.2
Deferred storm expenses	12.7	23.8
Deferred pension expenses	4.5	9.1
Other	12.3	10.4
Total Non-Current Regulatory Assets	$510.6	$507.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$109.2	$7.7
Smart Grid rider over recovery (B)	24.1	24.3
Other (B)	7.8	13.7
Total Current Regulatory Liabilities	$141.1	$45.7
Non-Current
Accrued removal obligations, net	$218.2	$208.2
Deferred pension credits	17.7	—
Pension tracker	9.2	22.5
Total Non-Current Regulatory Liabilities	$245.1	$230.7

(A)	Included in Other Current Assets on the Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Consolidated Balance Sheets.

OG&E recovers a return on the capital expenditures along with operation and maintenance expense and depreciation expense related to the Crossroads wind farm through a rider established by the OCC. OG&E began recovery in the fourth quarter of 2011 and believes the rider will continue until new rates are implemented in OG&E's next general rate case.

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in December 2012, which allows for the recovery of demand program costs, lost revenues associated with any achieved energy, demand savings and performance based incentives and the recovery of costs associated with research and development investments through December 2015.

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

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2012	2011
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$278.6	$266.3
Prior service cost	4.5	7.0
Postretirement plans:
Net loss	134.6	144.2
Prior service cost	(47.1)	(60.8)
Net transition obligation	—	2.5
Total	$370.6	$359.2

The following amounts in the benefit obligations regulatory asset at December 31, 2012 are expected to be recognized as components of net periodic benefit cost in 2013:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$19.8
Prior service cost	2.0
Postretirement plans:
Net loss	18.1
Prior service cost	(13.7)
Total	$26.2

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports and stranded costs associated with OG&E's existing meters. The costs recoverable from Oklahoma customers for system-wide deployment of smart grid technology and implementing the smart grid pilot program were capped at $366.4 million (inclusive of the U.S. Department of Energy grant award amount) subject to an offset for any recovery of those costs from Arkansas customers and are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. This project was completed in late 2012 and the smart grid project costs did not exceed $366.4 million. The incremental costs for web portal access, education and home energy reports are capped at $6.9 million and will be recovered in base rates in OG&E's next general rate case. The stranded costs associated with OG&E's existing meters, which have been replaced by smart meters, were accumulated during the smart grid deployment and recovery of the stranded costs will be included in future rate cases. OG&E began recovering the estimated capital costs of $14 million and associated operation and maintenance costs for deployment of smart grid technology, along with incremental costs for web portal access and education of $0.8 million, through a rider beginning with the first billing cycle in January 2013 through December 2013.

OG&E defers the Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and reserves for any Oklahoma storm-related operation and maintenance expenses less than $2.7 million. OG&E will recover the deferred amounts over a five-year period ending in August 2017.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is not included in OG&E's rate base and does not otherwise earn a rate of return.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate cases. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate case as a regulatory asset or regulatory liability. These amounts have been recorded in Pension tracker regulatory liability in the regulatory assets and liabilities table above.

In July 2009, OG&E was allowed to recover previously deferred pension costs over a four-year period ending in August 2013.  OG&E also recovers its 2006 and 2007 pension settlement costs in Arkansas, which are being amortized over a 10-year period ending in January 2020.  Both the Oklahoma and Arkansas pension plan expenses are reflected in Deferred Pension expenses asset in the regulatory assets and liabilities table above.

In September 2011, OG&E was allowed to include postretirement medical expenses in its pension tracker. In August 2012, OG&E was allowed to recover pension and postretirement medical expenses over a two-year period ending July 2014 which is included in Deferred Pension credits liability in the regulatory assets and liabilities table above.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas transportation and storage segment and the natural gas gathering and processing segment, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

For OG&E, customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel is being recovered through the fuel adjustment clause.  The allowance for uncollectible accounts receivable for Enogex is calculated based on outstanding accounts receivable balances over 180 days old.  In addition, other outstanding accounts receivable balances less than 180 days old are reserved on a case-by-case basis when Enogex believes the collection of specific amounts owed is unlikely to occur.  The allowance for uncollectible accounts receivable was $2.6 million and $3.8 million at December 31, 2012 and 2011, respectively.

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

Fuel Inventories

OG&E

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $76.8 million and $76.9 million at December 31, 2012 and 2011, respectively.

Enogex

Natural gas inventory is held by Enogex, through its transportation and storage business, to provide operational support for its pipeline deliveries and to manage its leased storage capacity. In an effort to mitigate market price exposures, Enogex may enter into contracts or hedging instruments to protect the cash flows associated with its inventory. All natural gas inventory held by Enogex is valued using moving average cost and is recorded at the lower of cost or market. As part of its asset management activity, Enogex injects and withdraws natural gas into and out of inventory under the terms of its storage capacity contracts.  During the years ended December 31, 2012, 2011 and 2010, Enogex recorded write-downs to market value related to natural gas storage inventory of $5.5 million, $4.8 million and $0.3 million, respectively.  The amount of Enogex's natural gas inventory was $16.5 million and $23.7 million at December 31, 2012 and 2011, respectively. The cost of gas associated with sales of natural gas storage inventory is presented in Cost of Goods Sold on the Consolidated Statements of Income.

Gas Imbalances

OG&E

Gas imbalances occur when the actual amounts of natural gas delivered from or received by OG&E differ from the amounts scheduled to be delivered or received.  OG&E values all imbalances at an average of current market indices applicable to OG&E's operations, not to exceed net realizable value.

Enogex

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

December 31, 2012 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant	77%	$182.1	$56.3	$125.8
Redbud Plant (A)	51%	$458.5	$69.5	$389.0

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $23.3 million.

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

Enogex Cox City Plant Fire

On December 8, 2010, a fire occurred at Enogex's Cox City natural gas processing plant destroying major components of one of the four processing trains, representing 120 MMcf/d of the total 180 MMcf/d of capacity, at that facility. The damaged train was replaced and the facility was returned to full service in September 2011. The total cost necessary to return the facility back to full service was $29.6 million. In the fourth quarter of 2011, Enogex received a partial insurance reimbursement of $7.4 million and recognized a gain of $3.0 million on insurance proceeds. In March 2012, Enogex reached a settlement agreement with its insurers in this matter. As a result of the settlement agreement, Enogex received additional reimbursements of $7.6 million and recognized a gain of $7.5 million on insurance proceeds in 2012.

In a period in which the Company has an event that results in the recognition of a material gain or loss on an event that is covered by insurance proceeds, the Company records an impairment loss for the book value of the damaged asset and an offsetting gain for insurance proceeds if recovery of the loss is considered probable. To the extent proceeds from an insurance settlement exceed recognized losses, the Company records a gain on insurance proceeds in earnings as the receipts of proceeds are determined to be probable.

OGE Energy Consolidated

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2012 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$142.1	$103.2	$38.9
OGE Energy property, plant and equipment	142.1	103.2	38.9
OG&E
Distribution assets	3,222.7	969.6	2,253.1
Electric generation assets (A)	3,446.6	1,242.4	2,204.2
Transmission assets (B)	1,712.6	359.8	1,352.8
Intangible plant	50.2	25.0	25.2
Other property and equipment	317.6	108.8	208.8
OG&E property, plant and equipment	8,749.7	2,705.6	6,044.1
Enogex
Natural gas transportation and storage assets	988.6	292.7	695.9
Natural gas gathering and processing assets	2,011.5	445.6	1,565.9
Enogex property, plant and equipment	3,000.1	738.3	2,261.8
Total property, plant and equipment	$11,891.9	$3,547.1	$8,344.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $23.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

December 31, 2011 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$124.6	$90.6	$34.0
OGE Energy property, plant and equipment	124.6	90.6	34.0
OG&E
Distribution assets	2,981.3	920.3	2,061.0
Electric generation assets (A)	3,360.6	1,215.8	2,144.8
Transmission assets (B)	1,464.2	339.6	1,124.6
Intangible plant	43.2	20.3	22.9
Other property and equipment	293.9	96.3	197.6
OG&E property, plant and equipment	8,143.2	2,592.3	5,550.9
Enogex
Natural gas transportation and storage assets	967.0	277.0	690.0
Natural gas gathering and processing assets	1,580.1	381.0	1,199.1
Enogex property, plant and equipment	2,547.1	658.0	1,889.1
Total property, plant and equipment	$10,814.9	$3,340.9	$7,474.0

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $17.9 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.2 million.

The following table summarizes the Company's unamortized computer software costs.

December 31 (In millions)	2012	2011
OGE Energy (holding company)	$11.6	$14.0
OG&E	17.6	6.7
Enogex	3.9	4.4
Total	$33.1	$25.1

The following table summarized the Company's amortization expense for computer software costs.

Year ended December 31 (In millions)	2012	2011	2010
OGE Energy (holding company)	$6.8	$6.4	$5.3
OG&E	4.2	1.8	2.6
Enogex	3.1	1.0	2.2
Total	$14.1	$9.2	$10.1

Intangible Assets

Enogex

The following table below summarizes Enogex's intangible assets and related accumulated amortization at:

(In millions)	Total Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2012
Customer Contract / Acreage Dedication	$141.9	$14.5	$127.4

December 31, 2011
Customer Contract / Acreage Dedication	$141.9	$4.9	$137.0

In 2012, 2011 and 2010, amortization expense for intangible assets was $9.6 million, $2.1 million and $0.6 million, respectively, including amortization of certain customer-based intangible assets associated with the acquisition from Cordillera in November 2011, which is included in gross margin for financial reporting purposes.

The following table summarizes Enogex's expected amortization of intangible assets for each of the next five years.

(In millions)	2013	2014	2015	2016	2017
Expected amortization of intangible assets	$9.5	$9.5	$9.5	$9.5	$9.1

Depreciation and Amortization

OG&E

The provision for depreciation, which was 3.0 percent and 2.9 percent, respectively, of the average depreciable utility plant for 2012 and 2011, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2012, 92.4 percent will be amortized over 9.25 years with 7.6 percent of the remaining amortizable intangible plant balance at December 31, 2012 being amortized over their respective lives ranging from three to five years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which are being amortized over a 27-year life and $3.3 million for certain substation facilities in OG&E's service territory, which are being amortized over a 26 to 59-year period.

Enogex

For Enogex, depreciation is computed principally on the straight-line method using estimated useful lives of three to 83 years for transportation and storage assets, three to 30 years for gathering and processing assets and three to 15 years for general plant assets. Amortization of intangible assets other than debt costs is computed using the straight-line method over the respective lives of the intangible assets ranging up to 20 years.

The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets at the time the assets are placed in service. As circumstances warrant, useful lives are adjusted when changes in planned use, changes in estimated production lives of affiliated natural gas basins or other factors indicate that a different life would be more appropriate. Such changes could materially impact future depreciation expense. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. The computation of amortization expense on intangible assets requires judgment regarding the amortization method used. Intangible assets are amortized on a straight-line basis over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed.

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from three months to 74 years.  The Company also has certain asset retirement obligations primarily related to Enogex's processing plants and compression sites that have not been recorded because the Company cannot determine when these obligations will be incurred.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2012 and 2011.

(In millions)	2012	2011
Balance at January 1	$24.8	$11.1
Liabilities incurred (A)	0.4	13.0
Accretion expense	1.9	0.7
Revisions in estimated cash flows (B)	26.9	—
Balance at December 31	$54.0	$24.8

(A)	Due to certain Enogex compression assets in 2012 and OG&E's Crossroads wind farm in 2011.

(B)
Due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Assessing Impairment of Long-Lived Assets (Including Intangible Assets) and Goodwill

The Company assesses its long-lived assets, including intangible assets with finite useful lives, for impairment when there is evidence that events or changes in circumstances require an analysis of the recoverability of an asset's carrying amount.  Estimates of future cash flows used to test the recoverability of long-lived assets and intangible assets shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  The fair value of these assets is based on third-party evaluations, prices for similar assets, historical data and projected cash flows.  An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The amount of any recognized impairment is based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. In 2011, the Company recorded a pre-tax impairment loss of $5.0 million, of which $2.5 million was the noncontrolling interest portion (see Note 5), related to the Atoka processing plant.  The Company recorded no other material impairments in 2012, 2011 or 2010.

As a result of the gas gathering acquisitions in November 2011, Enogex recorded goodwill of $39.4 million. Enogex assesses its goodwill for impairment at least annually as of October 1 by comparing the fair value of the reporting unit with its book value, including goodwill. Enogex utilizes the income approach (generally accepted valuation approach) to estimate the fair value of the reporting unit, also giving consideration to alternative methods such as the market and cost approaches. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. Enogex performs its goodwill impairment testing at the natural gas gathering and processing segment reporting unit level. Enogex recorded no impairments of goodwill in 2012.

Allowance for Funds Used During Construction

For OG&E, allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net other income and a reduction to interest expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.93 percent, 8.71 percent and 8.89 percent for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase in the allowance for funds used during construction rates in 2012 was primarily due to an increase in commercial paper fees in 2012 which resulted in an increase in the cost of short-term debt borrowings.

Collection of Sales Tax

In the normal course of its operations, OG&E collects sales tax from its customers.  OG&E records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities.  OG&E excludes the sales tax collected from its operating revenues.

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

Enogex

Operating revenues for gathering, processing, transportation and storage services for Enogex are recorded each month based on the current month's estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments.  The estimates are reversed in the following month and customers are billed on actual volumes and contracted prices.  Gas sales are calculated on current-month nominations and contracted prices. Operating revenues associated with the production of NGLs are estimated based on current-month estimated production and contracted prices.  These amounts are reversed in the following month and the customers are billed on actual production and contracted prices.  Estimated operating revenues are reflected in Accounts Receivable on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income. Enogex's key natural gas producer customers in 2012 included Chesapeake Energy Marketing Inc., Apache Corporation and Devon Energy Production Company, L.P.  In 2012, these customers accounted for 19.6 percent, 17.8 percent and 10.6 percent, respectively, of Enogex's gathering and processing volumes. In 2012, Enogex's top 10 natural gas producer customers accounted for 73.0 percent of Enogex's gathering and processing volumes.

Enogex recognizes revenue from natural gas gathering, processing, transportation and storage services to third parties as services are provided.  Revenue associated with NGLs is recognized when the production is sold.  Enogex depends on third-party facilities to transport and fractionate NGLs that it delivers to third parties at the inlet of their facilities. Additionally, one third party purchases 50 percent of the NGLs delivered to its system, which accounted for $297.3 million (43.3 percent), $285.4 million

(38.8 percent) and $279.8 million (46.0 percent), respectively, of Enogex's total NGLs sales for the years ended December 31, 2012, 2011 and 2010.

Enogex records deferred revenue when it receives consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. In August 2010, Enogex completed construction of transportation and compression facilities necessary to provide gas delivery service to a new natural gas-fired electric generation facility near Pryor, Oklahoma. Aid in Construction payments of $36.4 million received in excess of construction costs were recognized as Deferred Revenues on the Company's Consolidated Balance Sheet and are being amortized on a straight-line basis of $1.2 million per year over the life of the related firm transportation service agreement under which service commenced in June 2011. Also, in August 2011, Enogex and one of its five largest customers entered into new agreements, effective July 1, 2011, relating to the customer's natural gas gathering and processing volumes on the Oklahoma portion of Enogex's system. As a result, Enogex has recorded $7.1 million in Deferred Revenues on the Company's Consolidated Balance Sheet at December 31, 2012, which are expected to be recognized based on the estimated average fee per MMBtu processed by the end of 2014. Enogex has also recorded $1.5 million in Deferred Revenues on the Company's Consolidated Balance Sheet at December 31, 2012 in connection with other gathering and processing agreements.

Enogex engages in asset management and hedging activities related to the purchase and sale of natural gas and NGLs. Contracts utilized in these activities generally include purchases and sales for physical delivery, over-the-counter forward swap and options contracts and exchange traded futures and options.  Enogex's transactions that qualify as derivatives are reflected at fair value with the resulting unrealized gains and losses recorded as PRM Assets or Liabilities in the Consolidated Balance Sheets, classified as current or long-term based on their anticipated settlement, or against the brokerage deposits in Other Current Assets.  The offsetting unrealized gains and losses from changes in the market value of open contracts are included in Operating Revenues in the Consolidated Statements of Income or in Other Comprehensive Income for derivatives designated and qualifying as cash flow hedges.  Contracts resulting in delivery of a commodity are included as sales or purchases in the Consolidated Statements of Income as Operating Revenues or Cost of Goods Sold depending on whether the contract relates to the sale or purchase of the commodity.

Estimates for gas purchases are based on estimated volumes and contracted purchase prices.  Estimated gas purchases are included in Accounts Payable on the Consolidated Balance Sheets and in Cost of Goods Sold on the Consolidated Statements of Income.

Normal purchases and normal sales contracts are not recorded in PRM Assets or Liabilities in the Consolidated Balance Sheets and earnings recognition is recorded in the period in which physical delivery of the commodity occurs.  Management applies normal purchases and normal sales treatment to: (i) commodity contracts for the purchase and sale of natural gas used in or produced by Enogex's operations and (ii) commodity contracts for the purchase and sale of NGLs produced by Enogex's gathering and processing business.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive loss at December 31, 2012 and 2011 attributable to OGE Energy.  At both December 31, 2012 and 2011, there was no accumulated other comprehensive loss related to Enogex's noncontrolling interest in Atoka.

December 31 (In millions)	2012	2011
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$(49.3)	$(42.1)
Prior service cost	0.1	(0.1)
Postretirement plans:
Net loss	(15.7)	(15.4)
Prior service cost	7.2	9.0
Net transition obligation	—	(0.1)
Deferred commodity contracts hedging gains	0.1	3.3
Deferred interest rate swap hedging losses	(0.5)	(0.7)
Total accumulated other comprehensive loss	(58.1)	(46.1)
Less: Accumulated other comprehensive loss attributable to noncontrolling interests	(9.0)	(5.5)
Accumulated other comprehensive loss, net of tax	$(49.1)	$(40.6)

The amounts in accumulated other comprehensive loss at December 31, 2012 that are expected to be recognized into earnings in 2013 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$3.3
Prior service cost	0.1
Postretirement plans:
Net loss	2.0
Prior service cost	(1.8)
Deferred commodity contracts hedging gains	0.1
Deferred interest rate swap hedging losses	(0.2)
Total, net of tax	$3.5

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E or Enogex have been designated as one of several potentially responsible parties, the amount accrued represents OG&E's or Enogex's estimated share of the cost.  The Company had $5.8 million and $5.5 million in accrued environmental liabilities at December 31, 2012 and 2011, respectively, which are included in the summary of asset retirement obligations above.

Reclassifications
As discussed in Note 15, during the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented to conform to the 2012 presentation.

2.	Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued "Balance Sheet: Disclosures about Offsetting Assets and Liabilities." The new standard requires entities to disclose information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to a master netting arrangement, including providing both gross information and net information for recognized assets and liabilities, the net amounts presented on an entity's balance sheet and a description of the rights of setoff associated with these assets and liabilities. The new standard is applicable for all entities that have financial instruments and derivative instruments shown using a net presentation on an entity's balance sheet or are subject to a master netting arrangement. On January 31, 2013, the Financial Accounting Standards Board issued an update to this standard clarifying that the scope includes derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. The new standard is effective for interim and annual reporting periods for fiscal years beginning on or after January 1, 2013 and is required to be applied retrospectively for all periods presented. The Company adopted this new standard effective January 1, 2013 and will provide any additional disclosures necessary to comply with the new standard in its Form 10-Q for the quarter ended March 31, 2013.

In February 2013, the Financial Accounting Standards Board issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the new standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The new standard is applicable for all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income. The new standard is effective for interim and annual reporting periods for fiscal years beginning after December 15, 2012 and is required to be applied prospectively. The Company adopted this new standard effective January 1, 2013 and will provide any additional disclosures necessary to comply with the new standard in its Form 10-Q for the quarter ended March 31, 2013.

3.	Gas Gathering and Processing Acquisitions and Divestitures

Western Oklahoma Gathering Acquisition

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

The acquisition described above was accounted for as a business combination. The following table summarizes the purchase price allocation for this acquisition.

(In millions)
Current assets	$5.4
Net property, plant and equipment	24.3
Intangible assets	136.3
Goodwill	39.4
Current liabilities assumed	(5.0)
Total	$200.4

The goodwill recognized from this acquisition primarily related to the benefits associated with combining the acquired assets with Enogex's existing assets and operations. All of the goodwill is deductible for tax purposes. The transactions have provided Enogex with key new opportunities in the Granite Wash area. The goodwill has been recorded in the natural gas gathering and processing segment. At December 31, 2012 and 2011, there were no changes in the recognized amount of goodwill resulting from this acquisition, as discussed in Note 1.

Intangible assets consist of identifiable customer contracts and relationships. The acquired intangible assets are being amortized on a straight-line basis over the estimated useful life of 15 years. The net amount of intangible assets and related accumulated amortization was $125.7 million and $10.6 million at December 31, 2012 and $134.8 million and $1.5 million at December 31, 2011, respectively.

Granite Wash Gathering Acquisition

On August 1, 2012, Enogex entered into agreements with Chesapeake Midstream Gas Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., wholly-owned subsidiaries of Access Midstream Partners, L.P. and Chesapeake Midstream Development, L.P., respectively, pursuant to which Enogex agreed to acquire approximately 235 miles of natural gas gathering pipelines, right-of-ways and certain other midstream assets that provide natural gas gathering services in the greater Granite Wash area. The transactions closed on August 31, 2012. The aggregate purchase price for these transactions was approximately $78.6 million including reimbursement for certain permitted capital expenditures incurred during the period beginning June 1, 2012 and ending August 31, 2012. Enogex utilized cash generated from operations and bank borrowings to fund the purchase. In addition, Enogex also incurred acquisition-related costs of $3.5 million for sales taxes on acquired assets, which are included in taxes other than income.

The acquisition described above was accounted for as a business combination. The purchase price is preliminary and has been allocated to property, plant and equipment based on the estimated fair values at the acquisition date using a third-party valuation expert. This allocation may change in subsequent financial statements. Enogex is currently evaluating the preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets becomes available. Enogex expects the purchase price allocations to be completed by the end of the first quarter of 2013.

In connection with these agreements, Enogex entered into a gas gathering and processing agreement with Chesapeake effective September 1, 2012 pursuant to which Enogex began providing fee-based natural gas gathering, compression, processing and transportation services to Chesapeake with respect to certain acreage dedicated by Chesapeake.

Texas Panhandle Gathering Divestiture

On January 2, 2013, Enogex and one of its five largest customers entered into new agreements, effective January 1, 2013, relating to the customer's gathering and processing volumes on the Texas portion of Enogex's system. The effects of this new arrangement are (i) a fixed fee processing agreement replaces the previous keep-whole agreement, (ii) the acreage dedicated by the customer to Enogex for gathering and processing in Texas has been increased for an extended term and (iii) the sale by Enogex of certain gas gathering assets in the Texas Panhandle portion of Enogex's system to this customer for cash proceeds of approximately $35 million. The sale of these assets was approved by the Company's and Enogex's Board of Directors in November 2012, therefore these assets were classified as held for sale on the Company's Consolidated Balance Sheet at December 31, 2012. Enogex expects to recognize a pre-tax gain of approximately $10 million in the first quarter of 2013 in its natural gas gathering and processing segment from the sale of these assets.

Harrah Gathering and Processing Divestiture

On April 1, 2011, Enogex completed the sale of its Harrah processing plant (38 MMcf/d of capacity) and the associated Wellston and Davenport gathering assets.  The proceeds from the sale were $15.9 million and Enogex recorded a pre-tax gain in the second quarter of 2011 of $3.7 million in its natural gas gathering and processing segment.

4.	Noncontrolling Interests

The following table summarizes changes in OGE Holdings' and the ArcLight group's membership interest in Enogex Holdings in 2012.

(In millions)	OGE Holdings	ArcLight group	Total
Balance at December 31, 2011 (units)	93.8	21.6	115.4
Ownership percentage at December 31, 2011	81.3%	18.7%	100.0%

Issuance of 5,294,118 units of Enogex Holdings (A)	2.7	2.6	5.3
Balance at December 31, 2012 (units)	96.5	24.2	120.7
Ownership percentage at December 31, 2012	79.9%	20.1%	100.0%

(A)	Effective October 1, 2012, OGE Energy and the ArcLight group made contributions to Enogex Holdings of $45.0 million each to fund a portion of Enogex LLC's 2012 capital requirements.

The following table summarizes changes in OGE Energy's equity which represents changes in additional paid-in capital for unrecognized gains from the issuance of equity interests in Enogex Holdings to the ArcLight group in 2012.

(In millions)
Net income attributable to OGE Energy	$355.0
Transfers from the noncontrolling interest
Increase in paid-in capital for issuance of 5,294,118 units of Enogex Holdings (net of tax of $3.2 million)	5.1
Net transfers from the noncontrolling interest	5.1
Total of net income attributable to OGE Energy and transfers from noncontrolling interest	$360.1

Pursuant to the Enogex Holdings LLC Agreement, Enogex Holdings makes quarterly distributions to its partners. The following table summarizes the quarterly distributions in 2012.

(In millions)	OGE Holdings' Portion	ArcLight group's Portion	Total Distribution
First quarter 2012	$24.4	$5.6	$30.0
Second quarter 2012	10.1	2.4	12.5
Third quarter 2012	10.2	2.3	12.5
Fourth quarter 2012	10.2	2.3	12.5
Total	$54.9	$12.6	$67.5

During 2012, Atoka's noncontrolling interest partner made contributions of $1.2 million to Atoka. Enogex LLC made no distributions during 2012 to its Atoka partner, as there is no minimum distribution requirement related to Atoka.

5.	Impairment of Assets

Atoka previously operated a 20 MMcf/d refrigeration processing plant which processed gas gathered in the Atoka area. The processing plant was leased on a month-to-month basis. In August 2011, management made a decision to use third-party processing exclusively for gathered volumes dedicated to Atoka and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement. As a result, in August 2011, Enogex recorded a pre-tax impairment loss of $5.0 million in the natural gas gathering and processing segment associated with the cost it had capitalized in connection with the installation of the leased plant as it will not be able to recover the remaining value of the assets through future cash flows. The noncontrolling interest portion of the pre-tax impairment loss was $2.5 million which was included in Net Income Attributable to Noncontrolling Interests in the Company's Consolidated Statement of Income.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011 as well as reconcile the Company's commodity contracts fair value to PRM Assets and Liabilities on the Company's Consolidated Balance Sheets at December 31, 2012 and 2011. There were no Level 3 investments held at December 31, 2012 or 2011.

December 31, 2012
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets (B)	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$5.0	$5.0	$—	$—
Significant other observable inputs (Level 2)	0.5	0.5	3.1	3.8
Total fair value	5.5	5.5	3.1	3.8
Netting adjustments	(5.0)	(5.2)	—	—
Total	$0.5	$0.3	$3.1	$3.8

December 31, 2011
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets (B)	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$57.1	$52.3	$—	$—
Significant other observable inputs (Level 2)	4.2	1.2	1.8	7.8
Total fair value	61.3	53.5	1.8	7.8
Netting adjustments	(57.5)	(53.0)	—	—
Total	$3.8	$0.5	$1.8	$7.8

(A)
The Company uses the market approach to fair value its gas imbalance assets and liabilities, using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices.

(B)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $5.9 million at December 31, 2012 with no comparable item at December 31, 2011, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(C)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1.2 million and $2.0 million at December 31, 2012 and 2011, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The following table summarizes the Company's assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011. There were no Level 3 investments held at December 31, 2012 or 2011.

Commodity Contracts
Assets
(In millions)	2011
Balance at January 1	$13.3
Total gains or losses included in other comprehensive income	(5.4)
Settlements	(7.9)
Balance at December 31	$—

The following table summarizes the fair value and carrying amount of the Company's financial instruments, including derivative contracts related to the Company's PRM activities, at:

	2012		2011
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PRM Assets
Energy Derivative Contracts	$0.5	$0.5	$3.8	$3.8
PRM Liabilities
Energy Derivative Contracts	$0.3	$0.3	$0.5	$0.5
Long-Term Debt
OG&E Senior Notes	$1,904.2	$2,401.6	$1,903.8	$2,383.8
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt (A)	10.7	10.0	—	—
OGE Energy Senior Notes	99.9	106.3	99.8	108.5
Enogex LLC Senior Notes	448.4	493.4	448.1	497.9
Enogex LLC Revolving Credit Agreement	—	—	150.0	150.0
Enogex LLC Term Loan	250.0	250.0	—	—

(A)
In September 2012, OG&E purchased the electric distribution system at Tinker Air Force Base for $10.7 million and began making installment payments over a 50-year term. The fair value of this debt was based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate. Since the debt was valued using unobservable inputs, it was classified as Level 3 in the fair value hierarchy. This was a non-cash investing and financing activity as discussed in Note 9.

The carrying value of the financial instruments included in the Consolidated Balance Sheets approximates fair value except for long-term debt which is valued at the carrying amount.  The valuation of the Company's energy derivative contracts was determined generally based on quoted market prices.  However, in certain instances where market quotes are not available, other valuation techniques or models are used to estimate market values.  The valuation of instruments also considers the credit risk of the counterparties.  The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

7.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed using derivatives instruments are commodity price risk and interest rate risk. The Company is also exposed to credit risk in its business operations.

Commodity Price Risk

The Company has used forward physical contracts, commodity price swap contracts and commodity price option features to manage the Company's commodity price risk exposures in the past. Commodity derivative instruments used by the Company are as follows:

•	NGLs put options and NGLs swaps are used to manage Enogex's NGLs exposure associated with its processing agreements;

•
natural gas swaps are used to manage Enogex's keep-whole natural gas exposure associated with its processing operations and Enogex's natural gas exposure associated with operating its gathering, transportation and storage assets; and

•
natural gas futures and swaps, natural gas options and natural gas commodity purchases and sales are used to manage Enogex's natural gas exposure associated with its storage and transportation contracts and asset management activities.

Normal purchases and normal sales contracts are not recorded in PRM Assets or Liabilities in the Consolidated Balance Sheets and earnings recognition is recorded in the period in which physical delivery of the commodity occurs.  Management applies normal purchases and normal sales treatment to: (i) commodity contracts for the purchase and sale of natural gas used in or produced by Enogex's operations, (ii) commodity contracts for the purchase and sale of NGLs produced by Enogex's gathering and processing business, (iii) electric power contracts by OG&E and (iv) fuel procurement by OG&E.

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

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges). The Company also designates as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Enogex's cash flow hedges at December 31, 2012 mature by the end of the first quarter of 2013.

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

At December 31, 2012 and 2011, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in Enogex's asset management activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

Quantitative Disclosures Related to Derivative Instruments

At December 31, 2012, the Company had the following derivative instruments that were designated as cash flow hedges.

(In millions)	2012 Gross Notional Volume (A)
Enogex hedges
Natural gas sales	3.7

(A)	Natural gas in MMBtu's.

At December 31, 2012, the Company had the following derivative instruments that were not designated as hedging instruments.

(In millions)	Gross Notional Volume (A)
	Purchases	Sales
Natural gas (B)
Physical (C)(D)	7.0	30.1
Fixed Swaps/Futures	16.2	17.9
Basis Swaps	7.3	6.7

(A)	Natural gas in MMBtu's.

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

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Company's Consolidated Balance Sheet at December 31, 2012 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$—	$0.5
Total		$—	$0.5

Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.1	$—
	Other Current Assets	5.0	4.7
Physical Purchases/Sales	Current PRM	0.4	0.3
Total		$5.5	$5.0
Total Gross Derivatives (A)		$5.5	$5.5

(A)	See Note 6 for a reconciliation of the Company's total derivatives fair value to the Company's Consolidated Balance Sheet at December 31, 2012.

The fair value of the derivative instruments that are presented in the Company's Consolidated Balance Sheet at December 31, 2011 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$5.2	$0.3
Total		$5.2	$0.3

Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.4	$—
	Other Current Assets	49.9	49.9
Physical Purchases/Sales	Current PRM	3.1	0.4
	Non-Current PRM	0.3	0.1
Financial Options	Other Current Assets	2.4	2.8
Total		$56.1	$53.2
Total Gross Derivatives (A)		$61.3	$53.5

(A)	See Note 6 for a reconciliation of the Company's total derivatives fair value to the Company's Consolidated Balance Sheet at December 31, 2011.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income (A)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$0.5	$5.2	$—
Interest Rate Swap	—	(0.4)	—
Total	$0.5	$4.8	$—

(A)
The estimated net amount of gains or losses included in Accumulated Other Comprehensive Income (Loss) at December 31, 2012 that is expected to be reclassified into income within the next 12 months is a loss of $0.2 million.

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(11.7)
Natural Gas Financial Futures/Swaps	1.1
Total	$(10.6)

The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2011.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
NGLs Financial Options	$(8.4)	$(9.8)	$—
Natural Gas Financial Futures/Swaps	2.9	(30.4)	—
Interest Rate Swap	—	(0.4)	—
Total	$(5.5)	$(40.6)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(10.0)
Natural Gas Financial Futures/Swaps	0.4
Total	$(9.6)

The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2010.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
NGLs Financial Options	$(9.7)	$1.2	$—
NGLs Financial Futures/Swaps	1.7	(3.7)	—
Natural Gas Financial Futures/Swaps	(14.9)	(25.9)	0.2
Interest Rate Swap	—	(0.4)	—
Total	$(22.9)	$(28.8)	$0.2

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(11.7)
Natural Gas Financial Futures/Swaps	3.2
Total	$(8.5)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the years ended December 31, 2012, 2011 and 2010, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the years ended December 31, 2012, 2011 and 2010, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at December 31, 2012, the Company would have been required to post $0.2 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at December 31, 2012.  In addition, the Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2012, 2011 and 2010 related to the Company's performance units and restricted stock.

Year ended December 31 (In millions)	2012	2011	2010
Performance units
Total shareholder return	$8.0	$8.2	$6.8
Earnings per share	4.2	5.5	2.5
Total performance units	12.2	13.7	9.3
Restricted stock	0.6	1.0	0.9
Total compensation expense	$12.8	$14.7	$10.2
Income tax benefit	$4.9	$5.7	$3.9

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2012, 2011 and 2010, there were 424,555 shares, 311,623 shares and 255,389 shares, respectively, of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2012, there were 5,911 shares of restricted stock returned to the Company to satisfy tax liabilities.

In November 2012, the Company purchased 60,000 shares of its common stock at an average cost of $55.41 per share on the open market. These shares will be used to satisfy Enogex's portion of the Company's obligation to deliver shares of common stock related to long-term incentive payouts of earned performance units in 2013. The Company expects to purchase shares in the future to satisfy a portion of its obligation under its incentive plan. The Company records treasury stock purchases at cost. Treasury stock is presented as a reduction of stockholders' equity in the Company's Consolidated Balance Sheet.

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

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of the Company's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a three-year award cycle (i.e., three-year cliff vesting period) is dependent on the Company's total shareholder return ranking relative to a peer group of companies.  The performance units granted based on earnings per share are contingently awarded and will be payable in shares of the Company's common stock based on the Company's earnings per share growth over a three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of the Company's Board of Directors. All of these performance units are classified as equity in the Consolidated Balance Sheet.  If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of the Company's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

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

	2012	2011	2010
Number of units granted	169,339	213,721	214,750
Fair value of units granted	$51.82	$46.09	$39.43
Expected dividend yield	3.0%	3.2%	3.9%
Expected price volatility	22.0%	33.0%	34.0%
Risk-free interest rate	0.38%	1.40%	1.42%
Expected life of units (in years)	2.87	2.87	2.87

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

	2012	2011	2010
Number of units granted	40,797	71,238	71,585
Fair value of units granted	$47.63	$41.61	$32.44

In 2012, the performance unit grant for Enogex employees that was previously based on earnings per share was changed to a cash payment that entitles Enogex employees to receive from 0 percent to 200 percent of the performance units granted based on the growth in Enogex's EBITDA over a three-year award cycle (i.e., three-year cliff vesting period) compared to a growth target set by the Compensation Committee of the Company's Board of Directors.

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

	2012	2011	2010
Shares of restricted stock granted	5,412	17,902	26,653
Fair value of restricted stock granted	$53.44	$48.82	$40.78

A summary of the activity for the Company's performance units and restricted stock at December 31, 2012 and changes in 2012 are shown in the following table.

	Performance Units
	Total Shareholder Return		Earnings Per Share		Restricted Stock
(dollars in millions)	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/11	706,124		235,376		37,244
Granted (A)	169,339		40,797		5,412
Converted (B)	(291,294)	$30.6	(97,099)	$10.2	N/A
Vested	N/A		N/A		(15,847)	$0.9
Forfeited	(49,605)		(15,155)		(2,256)
Units/Shares Outstanding at 12/31/12	534,564	$46.3	163,919	$13.8	24,553	$1.4
Units/Shares Fully Vested at 12/31/12	188,633	$21.2	62,880	$7.1

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2011 which were settled in February 2012.

A summary of the activity for the Company's non-vested performance units and restricted stock at December 31, 2012 and changes in 2012 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/11	414,830		$42.75	138,277		$37.01	37,244	$44.24
Granted	169,339	(A)	$51.82	40,797	(A)	$47.63	5,412	$53.44
Vested	(188,633)		$39.43	(62,880)		$32.44	(15,847)	$42.78
Forfeited	(49,605)		$44.24	(15,155)		$38.02	(2,256)	$44.22
Units/Shares Non-Vested at 12/31/12	345,931		$48.79	101,039		$44.00	24,553	$47.21
Units/Shares Expected to Vest	323,303			94,557			24,553

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

Fair Value of Vested Performance Units and Restricted Stock

A summary of the Company's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2012	2011	2010
Performance units
Total shareholder return	$7.4	$7.4	$5.4
Earnings per share	4.1	3.9	1.9
Restricted stock	0.7	1.0	0.6

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2012	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$7.7	1.64
Earnings per share	3.9	1.14
Total performance units	11.6
Restricted stock	0.5	1.96
Total	$12.1

Stock Options

The Company last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options have a contractual life of 10 years.  A summary of the activity for the Company's stock options at December 31, 2012 and changes during 2012 are shown in the following table.

(dollars in millions)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options Outstanding at 12/31/11	55,800	$23.19
Exercised	(36,200)	$23.41	$2.0
Options Outstanding at 12/31/12	19,600	$22.80	$0.6	0.95	years
Options Fully Vested and Exercisable at 12/31/12	19,600	$22.80	$0.6	0.95	years

A summary of the activity for the Company's exercised stock options in 2012, 2011 and 2010 are shown in the following table.

Year ended December 31 (In millions)	2012	2011	2010
Intrinsic value (A)	$2.0	$2.2	$2.5
Cash received from stock options exercised	0.8	1.3	3.2
Income tax benefit realized for the tax deductions from exercised stock options (B)	—	—	1.0

(A)	The difference between the market value on the date of exercise and the option exercise price.

(B)
The Company did not realize an income tax benefit for the tax deductions from the exercised stock options in 2012 and 2011 due to the Company being in a tax net operating loss position in 2012 and 2011.

9.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2012	2011	2010
NON-CASH INVESTING AND FINANCING ACTIVITIES
Installment payments for Tinker electric distribution system	$10.6	$—	$—
Power plant long-term service agreement	—	1.7	2.7
Future installment payments to wind farm developer	—	—	2.3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for
Interest (net of interest capitalized) (A)	$161.3	$138.9	$144.6
Income taxes (net of income tax refunds)	(9.1)	4.7	(139.5)

(A)	Net of interest capitalized of $8.0 million, $19.1 million and $8.0 million in 2012, 2011 and 2010, respectively.

10.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2012	2011	2010
Provision (Benefit) for Current Income Taxes
Federal	$(9.1)	$(5.4)	$12.8
State	0.5	0.1	1.8
Total Provision (Benefit) for Current Income Taxes	(8.6)	(5.3)	14.6
Provision for Deferred Income Taxes, net
Federal	147.3	165.5	139.8
State	(1.5)	3.8	10.3
Total Provision for Deferred Income Taxes, net	145.8	169.3	150.1
Deferred Federal Investment Tax Credits, net	(2.1)	(3.3)	(3.7)
Total Income Tax Expense	$135.1	$160.7	$161.0

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

Year ended December 31	2012	2011	2010
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.8	0.7	0.7
Medicare Part D subsidy	—	0.2	2.6
Qualified production activities	—	—	(0.2)
State income taxes, net of Federal income tax benefit	(0.1)	0.6	1.7
Federal investment tax credits, net	(0.4)	(0.7)	(0.8)
401(k) dividends	(0.5)	(0.5)	(0.6)
Income attributable to noncontrolling interest	(1.6)	(1.3)	(0.4)
Federal renewable energy credit (A)	(7.2)	(3.4)	(3.4)
Other	—	0.1	0.3
Effective income tax rate	26.0%	30.7%	34.9%

(A)	These are credits associated with the production from OG&E's wind farms.

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits related to uncertain tax positions.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E.  The components of Deferred Income Taxes at December 31, 2012 and 2011, respectively, were as follows:

December 31 (In millions)	2012	2011
Current Deferred Income Tax Assets
Net operating losses	$152.4	$15.8
Accrued liabilities	27.1	13.2
Federal tax credits	6.0	—
Accrued vacation	3.8	4.2
Uncollectible accounts	1.0	1.4
Total Current Deferred Income Tax Assets	190.3	34.6
Current Accrued Income Tax Liabilities
Derivative instruments	(2.6)	(2.5)
Total Current Accrued Income Tax Liabilities	(2.6)	(2.5)
Current Deferred Income Tax Assets, net	$187.7	$32.1

Non-Current Deferred Income Tax Liabilities
Accelerated depreciation and other property related differences	$1,660.3	$1,437.5
Investment in Enogex Holdings	638.0	571.8
Company pension plan	52.4	67.5
Income taxes refundable to customers, net	21.2	28.0
Regulatory asset	18.8	21.2
Bond redemption-unamortized costs	4.0	4.4
Derivative instruments	1.5	—
Total Non-Current Deferred Income Tax Liabilities	2,396.2	2,130.4
Non-Current Deferred Income Tax Assets
Net operating losses	(159.1)	(225.2)
State tax credits	(83.7)	(63.0)
Regulatory liabilities	(71.4)	(65.3)
Federal tax credits	(69.6)	(49.7)
Postretirement medical and life insurance benefits	(57.6)	(50.2)
Derivative instruments	—	(12.1)
Deferred Federal investment tax credits	(1.5)	(2.3)
Other	(4.5)	(11.2)
Total Non-Current Deferred Income Tax Assets	(447.4)	(479.0)
Non-Current Deferred Income Tax Liabilities, net	$1,948.8	$1,651.4
During 2012 and 2011, the Company had a Federal tax operating loss primarily caused by the accelerated tax "bonus" depreciation provision contained within the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which allowed the Company to record a current income tax deduction for 100 percent of the cost of certain property placed into service in 2011 and 50 percent for certain property placed into service in 2012. For financial accounting purposes, the Company recorded an increase in its Non-Current Deferred Income Taxes Liability at December 31, 2012 and 2011 on the Company's Consolidated Balance Sheet to recognize the financial statement impact of this new law.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2014. Because this new law was enacted in 2013, GAAP requires the law to be considered retroactive legislation, the impact of which must be recorded in the period enacted. The impact of the new law will be reflected in the Company's 2013 Consolidated Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss.

In June 2010, new legislation was passed in Oklahoma that created a moratorium, from July 1, 2010 through June 30, 2012, on 30 income tax credits. For income tax purposes, credits affected by the moratorium could not be claimed for any event, transaction, investment, expenditure or other act for which the credits would otherwise be allowable. During this two-year period, affected credits generated by the Company were deferred and will be utilized at a future date. For financial accounting purposes, the Company is receiving the benefits as most of these credits did not expire if they were not utilized in the period they were generated.

Other

The Company sustained Federal and state tax operating losses in 2012 and 2011 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, the Company accrued Federal and state income tax benefits in 2012 and 2011. The Company can no longer carry these losses back to prior periods, therefore, these losses are being carried forward. In addition to the operating losses, the Company was unable to utilize the various tax credits that were generating during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$1,026.8	$37.8	2030
Federal operating loss	781.9	273.7	2030
Federal tax credits	75.6	75.6	2029
State tax credits
Oklahoma investment tax credits	100.5	65.3	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	16.2	11.1	2020

Under tax law in effect at December 31, 2012, the Company projected utilization of $711.0 million of tax loss carry forward in 2013 and recorded a current deferred tax asset of $152.4 million. The remaining 159.1 million was recorded as a non-current deferred tax asset for utilization in periods after 2013. With the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, the Company now expects much lower utilization will result in 2013. The impact of the new law will be reflected in the Company's 2013 Consolidated Financial Statements as a decrease in Current Deferred Tax Assets with a corresponding increase in Deferred Tax Liabilities related to the net operating loss.

In January 2013, OG&E learned that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years.  If management determines that it is more likely than not that it will be unable to utilize these credits, OG&E will be required to record a reserve of $7.8 million ($5.1 million after tax) at such time.

11.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 246,549 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2012 and received proceeds of $13.4 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At December 31, 2012, there were 2,122,494 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions)	2012	2011	2010
Net Income Attributable to OGE Energy	$355.0	$342.9	$295.3
Average Common Shares Outstanding
Basic average common shares outstanding	98.6	97.9	97.3
Effect of dilutive securities:
Contingently issuable shares (performance units)	0.5	1.3	1.6
Diluted average common shares outstanding	99.1	99.2	98.9
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$3.60	$3.50	$3.03
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$3.58	$3.45	$2.99
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

12.	Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization.  At December 31, 2012, the Company was in compliance with all of its debt agreements.

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

Long-Term Debt Maturities

Maturities of the Company's long-term debt during the next five years consist of $0.2 million, $300.2 million, $250.2 million, $110.2 million and $125.2 million in years 2013, 2014, 2015, 2016 and 2017, respectively.

The Company has previously incurred costs related to debt refinancings.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset, unamortized debt expense is classified as Deferred Charges and Other Assets and the unamortized premium and discount on long-term debt is classified as Long-Term Debt, respectively, in the Consolidated Balance Sheets and are being amortized over the life of the respective debt.

13.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $430.9 million and $277.1 million at December 31, 2012 and 2011, respectively, at a weighted-average interest rate of 0.43 percent and 0.48 percent, respectively.  The following table provides information regarding the Company's revolving credit agreements and available cash at December 31, 2012.

Revolving Credit Agreements and Available Cash
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$430.9	0.43%	(E)	December 13, 2016
OG&E (C)	400.0	2.2	0.53%	(E)	December 13, 2016
Enogex LLC (D)	400.0	—	—%	(E)	December 13, 2016
	1,550.0	433.1	0.43%
Cash	1.8	N/A	N/A		N/A
Total	$1,551.8	$433.1	0.43%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2012.

(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At December 31, 2012, there was $430.9 million in outstanding commercial paper borrowings.

(C)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At December 31, 2012, there was $2.2 million supporting letters of credit.

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

The Company's ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post collateral or letters of credit.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.

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

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants.  During 2012 and 2011, OGE Energy made contributions to its Pension Plan of $35 million and $50 million, respectively, to help ensure that the Pension Plan maintains an adequate funded status.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2013, OGE Energy expects to contribute up to $35 million to its Pension Plan.  The expected contribution to the Pension Plan during 2013 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The Company provides a Restoration of Retirement Income Plan to those participants in the Company's Pension Plan whose benefits are subject to certain limitations of the Code.  Participants in the Restoration of Retirement Income Plan receive the same benefits that they would have received under the Company's Pension Plan in the absence of limitations imposed by the Federal tax laws.  The Restoration of Retirement Income Plan is intended to be an unfunded plan.

The following table presents the status of the Company's Pension Plan and Restoration of Retirement Income Plan at December 31, 2012 and 2011. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2012	2011	2012	2011
Benefit obligations	$(747.1)	$(697.7)	$(14.5)	$(13.3)
Fair value of plan assets	626.0	589.8	—	—
Funded status at end of year	$(121.1)	$(107.9)	$(14.5)	$(13.3)

The following table summarizes the benefit payments the Company expects to pay related to its Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2013	$75.1
2014	94.5
2015	84.7
2016	77.2
2017	71.5
After 2017	295.3

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

Asset Class	Comparative Benchmark(s)
Core Fixed Income	Barclays Capital Aggregate Index
Interest Rate Sensitive Fixed Income	Barclays Capital Aggregate Index
Long Duration Fixed Income	Barclays Long Government/Credit
Equity Index	Standard & Poor's 500 Index
All-Cap Equity	Russell 3000 Index
Russell 3000 Value Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-US

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

Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2012 and 2011. There were no Level 3 investments held by the Pension Plan at December 31, 2012 and 2011.

(In millions)	December 31, 2012	Level 1	Level 2
Common stocks
U.S. common stocks	$232.2	$232.2	$—
Foreign common stocks	39.9	39.9	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	138.6	138.6	—
Mortgage-backed securities	55.8	—	55.8
Bonds, debentures and notes (B)
Corporate fixed income and other securities	98.4	—	98.4
Mortgage-backed securities	13.5	—	13.5
Commingled fund (C)	34.9	—	34.9
Common/collective trust (D)	25.6	—	25.6
Foreign government bonds	3.9	—	3.9
U.S. municipal bonds	0.8	—	0.8
Interest-bearing cash	0.2	0.2	—
Forward contracts
Receivable (foreign currency)	0.4	—	0.4
Payable (foreign currency)	(0.4)	—	(0.4)
Total Plan investments	$643.8	$410.9	$232.9
Receivable from broker for securities sold	0.8
Interest and dividends receivable	2.8
Payable to broker for securities purchased	(21.4)
Total Plan assets	$626.0

(In millions)	December 31, 2011	Level 1	Level 2
Common stocks
U.S. common stocks	$179.7	$179.7	$—
Foreign common stocks	59.5	59.5	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	118.8	118.8	—
Mortgage-backed securities	72.0	—	72.0
Other securities	1.0	—	1.0
Bonds, debentures and notes (B)
Corporate fixed income and other securities	95.3	—	95.3
Mortgage-backed securities	17.2	—	17.2
Commingled fund (E)	38.5	—	38.5
Common/collective trust (D)	29.6	—	29.6
Foreign government bonds	2.9	—	2.9
Interest-bearing cash	2.1	2.1	—
U.S. municipal bonds	1.7	—	1.7
Preferred stocks (foreign)	0.6	0.6	—
Forward contracts
Receivable (foreign currency)	4.1	—	4.1
Payable (foreign currency)	(4.1)	—	(4.1)
Total Plan investments	$618.9	$360.7	$258.2
Receivable from broker for securities sold	4.8
Interest and dividends receivable	3.1
Payable to broker for securities purchased	(37.0)
Total Plan assets	$589.8

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

(E)	This category represents units of participation in a commingled fund that primarily invest in stocks and bonds of U.S. companies.

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

In January 2011, the Company adopted several amendments to its retiree medical plan.  Effective January 1, 2012, the Company's contribution to the medical costs for pre-65 aged eligible retirees are fixed at the 2011 level and the Company covers future annual medical inflationary cost increases up to five percent. Increases in excess of five percent annually are covered by the pre-65 aged retiree in the form of premium increases. Also, effective January 1, 2012, Medicare-eligible retirees are no longer eligible to participate in the retiree medical plan. Instead, the Company began providing Medicare-eligible retirees and their Medicare-eligible spouses an annual fixed contribution to a Company-sponsored health reimbursement arrangement. The contribution was determined based on the Company's expected average 2011 premium for medical and drug coverage. Medicare-eligible retirees are able to purchase individual insurance policies supplemental to Medicare through a third-party administrator and use their health reimbursement arrangement funds for reimbursement of medical premiums and other eligible medical expenses. The effect of these plan amendments was reflected in the Company's 2011 Consolidated Balance Sheet as a reduction to the accumulated postretirement benefit obligation of $91.3 million, an increase in other comprehensive income of $16.9 million and a reduction to OG&E's benefit obligations regulatory asset of $74.4 million.

Plan Investments

The following tables summarize the postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2012 and 2011.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2012 and 2011.

(In millions)	December 31, 2012	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.3	$—	$53.3
Mutual funds investment
U.S. equity investments	6.0	6.0	—
Money market funds investment	0.3	0.3	—
Total Plan investments	$59.6	$6.3	$53.3

(In millions)	December 31, 2011	Level 1	Level 3
Group retiree medical insurance contract (A)	$54.3	$—	$54.3
Mutual funds investment
U.S. equity investments	5.3	5.3	—
Money market funds investment	0.7	0.7	—
Cash	0.7	0.7	—
Total Plan investments	$61.0	$6.7	$54.3

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

Year ended December 31 (In millions)	2012
Group retiree medical insurance contract
Beginning balance	$54.3
Net unrealized gains related to instruments held at the reporting date	5.5
Interest income	1.2
Dividend income	0.6
Realized gains	0.6
Administrative expenses and charges	(0.1)
Claims paid	(8.8)
Ending balance	$53.3

The following table presents the status of the Company's postretirement benefit plans at December 31, 2012 and 2011. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

December 31 (In millions)	2012	2011
Benefit obligations	$(301.0)	$(280.6)
Fair value of plan assets	59.6	61.0
Funded status at end of year	$(241.4)	$(219.6)

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 8.55 percent in 2013 with the rates trending downward to 4.48 percent by 2028.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2012	2011	2010
Effect on aggregate of the service and interest cost components	$—	$—	$3.1
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.7

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2012	2011	2010
Effect on aggregate of the service and interest cost components	$0.1	$0.1	$2.5
Effect on accumulated postretirement benefit obligations	0.9	0.6	1.6

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2013	$15.4
2014	16.3
2015	17.0
2016	17.6
2017	18.1
After 2017	94.9

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2012 and 2011. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2012 was $705.2 million and $12.7 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2011 was $656.1 million and $11.9 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Beginning obligations	$(697.7)	$(640.9)	$(13.3)	$(10.8)	$(280.6)	$(337.1)
Service cost	(17.9)	(17.6)	(1.0)	(1.0)	(4.1)	(3.5)
Interest cost	(30.1)	(33.3)	(0.6)	(0.6)	(11.9)	(12.5)
Plan amendments	—	—	—	—	—	91.4
Participants' contributions	—	—	—	—	(3.5)	(8.1)
Medicare subsidies received	—	—	—	—	(0.5)	(2.0)
Actuarial gains (losses)	(61.4)	(48.3)	(1.8)	(1.0)	(12.9)	(25.7)
Benefits paid	60.0	42.4	2.2	0.1	12.5	16.9
Ending obligations	$(747.1)	$(697.7)	$(14.5)	$(13.3)	$(301.0)	$(280.6)

Change in Plans' Assets
Beginning fair value	$589.8	$574.0	$—	$—	$61.0	$58.5
Actual return on plans' assets	61.2	8.2	—	—	4.5	2.7
Employer contributions	35.0	50.0	2.2	0.1	2.6	6.6
Participants' contributions	—	—	—	—	3.5	8.1
Medicare subsidies received	—	—	—	—	0.5	2.0
Benefits paid	(60.0)	(42.4)	(2.2)	(0.1)	(12.5)	(16.9)
Ending fair value	$626.0	$589.8	$—	$—	$59.6	$61.0
Funded status at end of year	$(121.1)	$(107.9)	$(14.5)	$(13.3)	$(241.4)	$(219.6)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$17.9	$17.6	$16.7	$1.0	$1.0	$0.9	$4.1	$3.5	$4.3
Interest cost	30.1	33.3	31.8	0.6	0.6	0.5	11.9	12.5	17.0
Expected return on plan assets	(46.0)	(45.5)	(42.4)	—	—	—	(3.0)	(5.1)	(6.9)
Amortization of transition obligation	—	—	—	—	—	—	2.7	2.7	2.7
Amortization of net loss	23.8	19.2	21.3	0.4	0.4	0.3	20.6	18.3	12.1
Amortization of unrecognized prior service cost (A)	2.2	2.4	2.4	0.7	0.7	0.7	(16.5)	(16.5)	—
Settlement	—	—	—	0.9	—	—	—	—	—
Net periodic benefit cost (B)	$28.0	$27.0	$29.8	$3.6	$2.7	$2.4	$19.8	$15.4	$29.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $51.4 million, $45.1 million and $61.4 million and of net periodic benefit cost recognized in 2012, 2011 and 2010, respectively, the Company recognized the following:

•
an increase in pension expense in 2012, 2011 and 2010 of $8.3 million, $10.8 million and $8.1 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1); and

•
an increase in postretirement medical expense in 2012 and 2011 of $0.8 million and $3.5 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

The capitalized portion of the net periodic pension benefit cost was $6.5 million, $6.1 million and $6.5 million at December 31, 2012, 2011 and 2010, respectively.  The capitalized portion of the net periodic postretirement benefit cost was $5.5 million, $3.8 million and $6.5 million at December 31, 2012, 2011 and 2010, respectively.

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2012	2011	2010	2012	2011	2010
Discount rate	3.70%	4.50%	5.30%	3.60%	4.50%	5.30%
Rate of return on plans' assets	8.00%	8.00%	8.50%	4.00%	6.50%	8.50%
Compensation increases	4.20%	4.40%	4.40%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	8.55%	8.75%	8.99%
Ultimate trend rate	N/A	N/A	N/A	4.48%	4.48%	5.00%
Ultimate trend year	N/A	N/A	N/A	2028	2028	2020
N/A - not applicable

The overall expected rate of return on plan assets assumption remained at 8.00 percent in 2011 and 2012 in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  The Company's post-employment benefit obligation was $2.6 million and $2.4 million at December 31, 2012 and 2011, respectively.

401(k) Plan

The Company provides a 401(k) Plan.  Each regular full-time employee of the Company or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of the Company or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have attained age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof; or (ii) a contribution made on an after-tax basis. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election.

The 401(k) Plan was amended in October 2009, as discussed previously, whereby participants could select from the options below.

Employment Date	Option 1	Option 2	Option 3
Before February 1, 2000	< 20 years of service - 50% Company match up to 6% of compensation	200% Company match up to 5% of compensation	100% Company match up to 6% of compensation
	> 20 years of service - 75% Company match up to 6% of compensation	200% Company match up to 5% of compensation	100% Company match up to 6% of compensation
After February 1, 2000 and before December 1, 2009	100% Company match up to 6% of compensation	200% Company match up to 5% of compensation	N/A
After December 1, 2009	200% Company match up to 5% of compensation	N/A	N/A

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan.  The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates.  The Company contributed $13.4 million, $12.3 million and $11.4 million in 2012, 2011 and 2010, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on the option the participant elected under the choice provided to eligible employees in the qualified 401(k) Plan discussed above, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2012, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's Common Stock, and various money market, bond and equity funds. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

Supplemental Executive Retirement Plan

The Company provides a supplemental executive retirement plan in order to attract and retain lateral hires or other executives designated by the Compensation Committee of the Company's Board of Directors who may not otherwise qualify for a sufficient level of benefits under the Company's Pension Plan and Restoration of Retirement Income Plan. The supplemental executive retirement plan is intended to be an unfunded plan and not subject to the benefit limitations of the Code.

15.	Report of Business Segments

Previously, the Company's business was divided into four segments as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented. As a result of this change, the Company's business is now divided into three segments for financial reporting purposes as follows: (i) electric utility, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing.  Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below. The following tables summarize the results of the Company's business segments for the years ended December 31, 2012, 2011 and 2010.

2012	Electric Utility	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,141.2	$639.5	$1,222.6	$—	$(332.1)	$3,671.2
Cost of goods sold	879.1	504.9	868.7	—	(334.0)	1,918.7
Gross margin on revenues	1,262.1	134.6	353.9	—	1.9	1,752.5
Other operation and maintenance	446.3	49.8	123.1	(17.7)	—	601.5
Depreciation and amortization	248.7	24.0	84.8	13.5	—	371.0
Impairment of assets	—	—	0.4	—	—	0.4
Gain on insurance proceeds	—	—	(7.5)	—	—	(7.5)
Taxes other than income	77.7	15.7	12.6	4.2	—	110.2
Operating income (loss)	$489.4	$45.1	$140.5	$—	$1.9	$676.9

Total assets	$7,222.4	$2,330.8	$1,868.6	$272.6	$(1,772.2)	$9,922.2
Capital expenditures (A)	$704.4	$32.0	$475.4	$18.3	$(0.9)	$1,229.2

(A)	Includes $78.6 million related to the acquisition of certain gas gathering assets as discussed in Note 3.

2011	Electric Utility	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,211.5	$880.1	$1,167.1	$—	$(342.8)	$3,915.9
Cost of goods sold	1,013.5	736.0	870.7	—	(342.3)	2,277.9
Gross margin on revenues	1,198.0	144.1	296.4	—	(0.5)	1,638.0
Other operation and maintenance	436.0	50.7	111.8	(17.3)	—	581.2
Depreciation and amortization	216.1	22.0	55.6	13.4	—	307.1
Impairment of assets	—	—	6.3	—	—	6.3
Gain on insurance proceeds	—	—	(3.0)	—	—	(3.0)
Taxes other than income	73.6	15.0	7.0	4.1	—	99.7
Operating income (loss)	$472.3	$56.4	$118.7	$(0.2)	$(0.5)	$646.7

Total assets	$6,620.9	$1,836.9	$1,483.8	$166.6	$(1,202.2)	$8,906.0
Capital expenditures (A)	$844.5	$41.1	$572.0	$13.8	$(0.6)	$1,470.8

(A)	Includes $200.4 million related to the acquisition of certain gas gathering assets as discussed in Note 3.

2010	Electric Utility	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,109.9	$984.8	$1,005.6	$—	$(383.4)	$3,716.9
Cost of goods sold	1,000.2	834.5	733.3	—	(380.6)	2,187.4
Gross margin on revenues	1,109.7	150.3	272.3	—	(2.8)	1,529.5
Other operation and maintenance	418.1	53.8	91.5	(13.6)	—	549.8
Depreciation and amortization	208.7	21.2	50.1	11.3	—	291.3
Impairment of assets	—	0.7	0.4	—	—	1.1
Taxes other than income	69.2	14.2	6.4	3.6	—	93.4
Operating income (loss)	$413.7	$60.4	$123.9	$(1.3)	$(2.8)	$593.9

Total assets	$5,898.1	$1,316.6	$973.8	$135.4	$(654.8)	$7,669.1
Capital expenditures	$631.6	$72.6	$164.0	$14.1	$(2.4)	$879.9

16.	Commitments and Contingencies

Operating Lease Obligations
The Company has operating lease obligations expiring at various dates, primarily for OG&E railcar leases, OG&E wind farm land leases and OGE Energy and Enogex noncancellable operating leases.  Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2013	2014	2015	2016	2017	After 2017	Total
Operating lease obligations
OG&E railcars	$3.2	$2.8	$2.7	$27.3	$—	$—	$36.0
OG&E wind farm land leases	2.0	2.1	2.1	2.1	2.4	51.2	61.9
OGE Energy noncancellable operating lease	0.3	0.8	0.8	0.8	0.8	0.7	4.2
Enogex noncancellable operating leases	5.2	3.7	3.5	3.4	0.7	—	16.5
Total operating lease obligations	$10.7	$9.4	$9.1	$33.6	$3.9	$51.9	$118.6

Payments for operating lease obligations were $14.2 million, $10.4 million and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

OG&E Wind Farm Land Lease Agreements

OG&E has wind farm land operating leases for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their economic life.

OGE Energy Noncancellable Operating Lease

On August 29, 2012, OGE Energy executed a five-year lease agreement for office space from September 1, 2013 to August 31, 2018. This lease has rent escalations which increase after five years and allows for leasehold improvements.

Enogex Noncancellable Operating Leases

Enogex currently occupies 134,219 square feet of office space at its executive offices under a lease that expires March 31, 2017. The lease payments are $11.3 million over the lease term which began April 1, 2012. This lease has rent escalations which increase after five and 10 years if the lease is renewed.

Enogex currently has 17 compression service agreements, of which 10 agreements are on a month-to-month basis, three agreements will expire in 2013, two agreements will expire in 2016 and two agreements will expire in 2017. Enogex also has eight gas treating agreements, of which six agreements are on a month-to-month basis, one agreement will expire in 2013 and one agreement will expire in 2014.

Other Purchase Obligations and Commitments

The Company's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2013	2014	2015	2016	2017	Total
Other purchase obligations and commitments
OG&E cogeneration capacity and fixed operation and maintenance payments	$87.9	$85.8	$84.5	$82.4	$80.1	$420.7
OG&E expected cogeneration energy payments	58.6	63.8	70.5	81.0	87.3	361.2
OG&E minimum fuel purchase commitments	405.0	255.0	264.8	—	—	924.8
OG&E expected wind purchase commitments	57.5	58.0	58.9	59.8	60.8	295.0
OG&E long-term service agreement commitments	8.0	27.8	6.7	6.2	6.4	55.1
EER commitments	11.9	10.8	4.7	0.8	—	28.2
Total other purchase obligations and commitments	$628.9	$501.2	$490.1	$230.2	$234.6	$2,085.0

Public Utility Regulatory Policy Act of 1978

At December 31, 2012, OG&E has QF contracts having terms of 15 to 32 years.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW PowerSmith Cogeneration Project, L.P. QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2012, 2011 and 2010, OG&E made total payments to cogenerators of $135.1 million, $140.7 million and $147.3 million, respectively, of which $77.1 million, $78.0 million and $80.7 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Goods Sold.

OG&E Minimum Fuel Purchase Commitments

OG&E purchased necessary fuel supplies of coal and natural gas for its generating units of $585.6 million, $647.6 million and $721.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. OG&E has coal contracts for purchases from January 2012 through December 2015. OG&E has entered into multiple month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through additional requests for proposal in early to mid-2013, along with monthly and daily purchases, all of which are expected to be made at market prices.

OG&E Wind Purchase Commitments

OG&E's current wind power portfolio includes: (i) the 120 MW Centennial wind farm, (ii) the 101 MW OU Spirit wind farm, (iii) the 227.5 MW Crossroads wind farm, (iv) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (v) access to up to 150 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2030, (vi) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2030 and (vii) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2012, 2011 and 2010.

Year ended December 31 (In millions)	2012	2011	2010
CPV Keenan	$25.1	$24.5	$3.8
Edison Mission Energy	20.2	8.5	—
FPL Energy	3.4	3.7	3.9
NextEra Energy	0.8	—	—
Total wind power purchased	$49.5	$36.7	$7.7

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

In September 2008, OG&E acquired a 51 percent interest in the Redbud Plant.  As part of that acquisition, OG&E became subject to an existing long-term parts and service maintenance contract for the upkeep of the natural gas-fired combined cycle generation facility.  The contract was initiated in January 2001, and runs for the earlier of 120,000 factored-fired hours or 4,500 factored-fired starts.  Based on historical usage and current expectations for future usage, this contract is expected to run until 2027. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

EER Commitments

In 2004, EER entered into a firm transportation service agreement with Cheyenne Plains, who operates the Cheyenne Plains Pipeline that provides firm transportation services in Wyoming, Colorado and Kansas, for 60,000 decatherms/day of firm capacity on the pipeline. The firm transportation service agreement was for a 10-year term beginning with the in-service date of the Cheyenne Plains Pipeline in March 2005 with an annual demand fee of $7.4 million.  Effective March 1, 2007, EER and Cheyenne Plains amended the firm transportation service agreement to provide for EER to turn back 20,000 decatherms/day of its capacity beginning in January 2008 for the remainder of the term.

In 2006, Enogex entered into a firm capacity agreement with MEP for a primary term of 10 years (subject to possible extension) that gives MEP and its shippers access to capacity on Enogex's system.  The quantity of capacity subject to the MEP capacity agreement is currently 272 MMcf/d, with the quantity subject to being increased by mutual agreement pursuant to the capacity agreement.  In 2009, EER entered into a firm transportation service agreement with MEP for 10,000 decatherms/day of firm capacity on the pipeline. The firm transportation service agreement was for a five-year term beginning with the in-service date of the MEP pipeline in June 2009 with an annual demand fee of $2.1 million.

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

Pipeline Safety Legislation

On December 13, 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which the President signed into law on January 3, 2012. Among other things, the law requires additional verification of pipeline infrastructure records by Enogex and other intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the PHMSA will require the operator to re-confirm the maximum allowable operating pressure, a process that could cause temporary or permanent limitations on throughput for affected pipelines. This law required PHMSA to direct pipeline operators to verify the maximum allowable operating pressure of their pipelines by July 3, 2012, and to submit documentation to PHMSA by July 3, 2013. This law also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2.0 million for a related series of violations.

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

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 17 below, in Item 3 of Part I and under "Environmental Laws and Regulations" in Item 7 of Part II of this Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

17.	Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2012, 87 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and five percent to the FERC.

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

Completed Regulatory Matters

OG&E Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project called for OG&E to contract with NextEra Energy to build a 60 MW wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy built, owns and operates the wind farm and OG&E purchases the electric output. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E has been purchasing the electric output of the wind farm since November 2012 and uses that power to provide service to Oklahoma State University and its other retail customers. The wind farm was fully in service in December 2012.

OG&E SPP Transmission Projects

The SPP is a regional transmission organization under the jurisdiction of the FERC that was created to ensure reliable supplies of power, adequate transmission infrastructure and competitive wholesale prices of electricity. The SPP does not build transmission though the SPP's tariff contains rules that govern the transmission construction process. Transmission owners complete the construction and then own, operate and maintain transmission assets within the SPP region. When the SPP Board of Directors approves a project, the transmission provider in the area where the project is needed currently has the first obligation to build; however, the process for deciding which entity constructs and owns a project may change as a result of FERC Order. No. 1000 discussed below.
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

OG&E 2011 Oklahoma Rate Case Filing

On July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E requested a return on equity of 11.0 percent based on a common equity percentage of 53.0 percent. In its application, OG&E requested recovery of increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On July 2, 2012, OG&E and other parties associated with its rate increase reached a settlement agreement in this matter. On July 9, 2012, the OCC issued an order approving the settlement agreement in this matter. Key terms of the settlement agreement included: (i) an annual net increase of approximately $4.3 million in OG&E's rates to its Oklahoma retail customers, (ii) OG&E's Oklahoma retail authorized return on equity of 10.2 percent, (iii) the rate of return under various recovery riders previously approved by the OCC, including riders for OG&E's smart grid implementation and Crossroads wind farm, is based on OG&E's actual debt and equity ratios as reflected in OG&E's application and a 10.2 percent return on equity, (iv) depreciation rates were implemented in the same month new customer rates went into effect, (v) the pension and postretirement medical cost tracker remains in effect, (vi) a procedure was established to expedite the recovery of the cost of specified high-voltage transmission projects and (vii) extension of funding for OG&E's system hardening program. OG&E expects the impact of the rate increase on its customers and service territory to be minimal as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. OG&E implemented the new rates effective in early August.

OG&E Smart Grid Project

On December 17, 2010, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On June 22, 2011, OG&E reached a settlement agreement with all the parties in this matter. OG&E and the other parties in this matter agreed to ask the APSC to approve the settlement agreement including the following: (i) pre-approval of system-wide deployment of smart grid technology in Arkansas and authorization for OG&E to begin recovering the prudently incurred costs of the Arkansas system-wide deployment of smart grid technology through a rider mechanism that will become effective in accordance with the order approving the settlement agreement; (ii) cost recovery through the rider would commence when all of the smart meters to be deployed in Arkansas are in service; (iii) OG&E guarantees that customers will receive certain operations and maintenance cost reductions resulting from the smart grid deployment as a credit to the recovery rider; and (iv) the stranded costs associated with OG&E's existing meters which are being replaced by smart meters will be accumulated in a regulatory asset and recovered in base rates beginning after an order is issued in OG&E's next general rate case. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement. On November 5, 2012, OG&E filed a revised smart grid recovery rider rate schedule. On December 13, 2012, the APSC issued an order in this matter approving the revised smart grid recovery rider to be effective beginning with the first billing cycle in January 2013 through December 2013. OG&E began recovering the estimated capital costs of $14 million and associated operation and maintenance costs for deployment of smart grid technology, along with incremental costs for web portal access and education of $0.8 million. The APSC also found that the prudence of OG&E’s smart grid expenditures will be determined in OG&E's next Arkansas rate case and that revenues collected under the rider are subject to refund, with interest, only in the event that the APSC determines that OG&E's smart grid expenditures were not prudent. The costs recoverable from Oklahoma customers for system-wide deployment of smart grid technology and implementing the smart grid pilot program were capped at $366.4 million (inclusive of the U.S. Department of Energy grant award amount) subject to an offset for any recovery of those costs from Arkansas customers and are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. This project was completed in late 2012 and the smart grid project costs did not exceed $366.4 million.

OG&E Demand and Energy Efficiency Program Filing
On July 2, 2012, OG&E filed an application with the OCC requesting approval of OG&E's 2013 demand portfolio, the authorization to recover the program costs, lost revenues associated with any achieved energy, demand savings and performance based incentives through the demand program rider and the recovery of costs associated with research and development investments. On July 16, 2012, OG&E filed an amended application which modified various calculations to reflect the rate of return authorized by the OCC in OG&E's 2011 rate case order and provided for consideration of a peak time rebate program. On December 20, 2012, the OCC approved a settlement with all parties in this matter. Key terms of the settlement included (i) approval of the program budgets proposed by OG&E and an additional amount of approximately $7 million over the three-year period for the energy efficiency programs, (ii) approval of OG&E’s proposed Demand Program Rider tariff, (iii) the recovery through the Demand Program Rider of the increased program costs and the net lost revenues, incentives and research and development investments requested by OG&E, with the exception of lost revenues resulting from the Integrated Volt Var Control program (automated intelligence to control voltage and power on the distribution lines) and incentives for the SmartHours® and Integrated Volt Var Control demand response programs, (iv) recovery of the program costs on a levelized basis over the three-year period, (v)

consideration of implementing a peak time rebate program in 2015 and (vi) the periodic filing of additional reports. The Demand Program Rider became effective on January 1, 2013.
OG&E Fuel Adjustment Clause Review for Calendar Year 2010
The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E's generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance (as discussed below) for any of these expenses is warranted. On January 31, 2013, the OCC issued an order approving the administrative law judge's recommendation. Previously, the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E's fuel adjustment clause. These recommendations were based on allegations that OG&E's lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. Previously, the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage.
Enogex 2011 Fuel Filing

On February 28, 2011, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the upcoming fuel year (April 1, 2011 through March 31, 2012).  Along with the revised fuel percentages, Enogex also requested authority to revise its statement of operating conditions to permanently change the annual filing date to February 28.  On July 6, 2012, Enogex submitted a compliance filing to synchronize the 2011 fuel filing with the revised statement of operating conditions filed on May 31, 2012 in compliance with the FERC's order approving Enogex's 2011 Section 311 rate case settlement.  In October 2012, the FERC accepted Enogex's proposed zonal fuel percentages.

Enogex 2012 Fuel Filing

On February 24, 2012, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the 2012 fuel year (April 1, 2012 through March 31, 2013). On July 6, 2012, Enogex submitted a compliance filing to synchronize the 2012 fuel filing with the revised statement of operating conditions filed on May 31, 2012 in compliance with the FERC's order approving Enogex's 2011 Section 311 rate case settlement. In October 2012, the FERC accepted Enogex's proposed zonal fuel percentages.

Enogex Storage Statement of Operating Conditions Filing

On August 31, 2010, Enogex filed a new statement of operating conditions applicable to storage services with the FERC that replaced Enogex's existing storage statement of operating conditions effective July 30, 2010.  Among other things, the new storage statement of operating conditions updates the general terms and conditions for providing storage services. On December 7, 2012, the FERC issued an order approving Enogex's revised storage statement of operating conditions, effective August 31, 2010.

Enogex FERC Section 311 2011 Rate Case

On January 28, 2011, Enogex submitted a new rate filing to the FERC to set the maximum rate for a new firm Section 311 transportation service in the West Zone of its system and to revise the currently effective maximum rates for Section 311 interruptible transportation service in the East Zone and West Zone.  Along with establishing the rate for a new firm service in the West Zone, Enogex's filing requested a decrease in the maximum interruptible zonal rates in the West Zone and to retain the currently effective rates for firm and interruptible services in the East Zone.  Enogex reserved the right to implement the higher rates for firm and interruptible services in the East Zone supported by the cost of service to the extent an expeditious settlement agreement cannot be reached in the proceeding.  Enogex proposed that the rates be placed into effect on March 1, 2011.  On January 10, 2012, Enogex filed a settlement agreement with the FERC. On May 4, 2012, the FERC issued an order approving the settlement agreement in this matter, subject to the submission of a compliance filing to place the settlement rates into effect as of March 1, 2011, which compliance filing was subsequently filed on May 31, 2012. The FERC also requested that Enogex file a revised statement of operating conditions, which was subsequently filed on May 31, 2012. As part of the settlement agreement in this matter, Enogex made refunds of $0.2 million to affected customers on June 15, 2012 and submitted a report to the FERC on July 6, 2012 showing the refund payment calculation. On February 21, 2013, the FERC issued an order approving the refund report.

Pending Regulatory Matters

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP currently has a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build various transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are described as those subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) subsequent to the effective date of the regulatory compliance filings required by the rule, which were filed on November 13, 2012.

OGE Energy cannot, at this time, determine the precise impact of Order No. 1000 on OG&E. OG&E has filed a petition for review in the D.C. Circuit relating to the same matter. Nevertheless, at the present time, OGE Energy has no reason to believe that the implementation of Order No. 1000 will impact OG&E's transmission projects currently under development and construction for which OG&E has received a notice to proceed from the SPP.

OG&E Market-Based Rate Authority
On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rate sales outside the SPP's energy imbalance service market. A FERC order is pending.

OG&E Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011.  OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 1, 2012.  On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent.  The Oklahoma Industrial Energy Consumers filed a statement of position on December 19, 2012 and did not challenge OG&E's application of its fuel adjustment clause or prudency.  The Oklahoma Industrial Energy Consumers reserved its right to file rebuttal testimony, cross examine witnesses and amend its statement of position should circumstances change or additional information becomes available in the course of this proceeding. On January 7, 2013, the Oklahoma Attorney General filed a statement of position stating that after reviewing the case information the Attorney General has no reason at this time to dispute the findings of the OCC Staff.  A hearing in this matter is scheduled for April 4, 2013.

OG&E Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 MWs. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On December 14, 2012, the APSC Staff filed testimony recommending that the APSC find that the Crossroads wind farm is in the public interest and that it approve interim recovery through the Energy Cost Recovery Rider effective August 31, 2012. OG&E concurred with the APSC Staff’s recommendations. On January 16, 2013, the APSC granted a motion made by OG&E and the APSC Staff to cancel the hearing previously scheduled and issue an order based on the filed record. On February 22, 2013, the APSC directed OG&E to respond to two questions in order to complete the record upon which they may rule. OG&E believes it is reasonable to expect a final order from the APSC by the end of the first quarter.
OG&E Fuel Adjustment Clause Review for Calendar Year 2009 Related to Enogex Gas Transportation and Storage Agreement

As previously reported, under the terms of a settlement agreement reached in 2011 regarding the prudency of OG&E's fuel adjustment clause for 2009, OG&E agreed to hire a third party expert to evaluate its prospective gas transportation and storage needs and to identify options for meeting those needs. Upon completion of the third party evaluation, OG&E agreed to file a cause to address the third party's evaluation, recommendations and conclusions. On January 31, 2013, OG&E filed a cause that included OG&E's response to the final evaluations and conclusions of the third party consultant, Black & Veatch, and OG&E's assessment of transportation and storage needs for the next three to five years.

Also, as part of this matter, on August 9, 2012, OG&E filed an application with the OCC requesting: (i) an order finding that a one-year extension to April 30, 2014 of OG&E's gas transportation and storage agreement with Enogex is prudent, (ii) a waiver of the OCC's competitive procurement rules and (iii) finding that the one-year extension of the gas transportation and storage agreement complies with the OCC's affiliate transaction rules. On September 14, 2012, OG&E filed a settlement agreement in which all parties to this matter agreed to the one-year extension of the Enogex contract and cost recovery from ratepayers at the rates currently in effect. On October 25, 2012, the OCC issued an order approving the settlement agreement.

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

Quarter ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2012	$840.7	$855.0	$1,113.4	$862.1	$3,671.2
	2011	$840.5	$978.1	$1,212.1	$885.2	$3,915.9
Operating income	2012	$98.3	$177.3	$304.0	$97.3	$676.9
	2011	$67.9	$182.2	$299.7	$96.9	$646.7
Net income	2012	$47.5	$101.6	$192.4	$43.5	$385.0
	2011	$29.7	$109.3	$181.4	$43.2	$363.6
Net income attributable to OGE Energy	2012	$37.1	$93.9	$185.5	$38.5	$355.0
	2011	$24.8	$103.0	$178.7	$36.4	$342.9
Basic earnings per average common share attributable to OGE Energy common shareholders (A)	2012	$0.38	$0.95	$1.88	$0.39	$3.60
	2011	$0.25	$1.05	$1.82	$0.37	$3.50
Diluted earnings per average common share attributable to OGE Energy common shareholders (A)	2012	$0.38	$0.95	$1.87	$0.39	$3.58
	2011	$0.25	$1.04	$1.80	$0.37	$3.45

(A)	Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OGE Energy Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OGE Energy Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 27, 2013

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.
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

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OGE Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, OGE Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2012 of OGE Energy Corp. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 27, 2013

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

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 31, 2013.  Such proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Balance Sheets at December 31, 2012 and 2011

•	Consolidated Statements of Capitalization at December 31, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control)

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to Registration Statement No. 333-104615 and incorporated by reference herein)

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein)

4.06
Indenture dated as of November 1, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein)

4.07
Supplemental Indenture No. 1 dated as of November 9, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.02 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein)

4.08
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.08 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein)

4.09
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein)

4.10
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein)

4.11
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein)

4.12
Issuing and Paying Agency Agreement dated as of June 15, 2009, by and between Enogex LLC and UMB Bank, N.A. (Filed as Exhibit 4.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12579) and incorporated by reference herein)

4.13
Issuing and Paying Agency Agreement dated as of November 15, 2009, by and between Enogex LLC and UMB Bank, N.A. (Filed as Exhibit 4.15 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

4.14
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein)

4.15
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein)

10.01*	OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy's Form 10-K for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)
10.02*	OGE Energy's 2003 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2003 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.03
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 9, 2012 (File No. 1-12579) and incorporated by reference herein)

10.04
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein)

10.05
Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein)

10.06
Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein)

10.07*
Amendment No. 1 to OGE Energy's 2003 Stock Incentive Plan.  (Filed as Exhibit 10.23 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein)

10.08
Intrastate Firm No-Notice, Load Following Transportation and Storage Services Agreement dated as of May 1, 2003 between OG&E and Enogex.  [Confidential treatment has been requested for certain portions of this exhibit.] (Filed as Exhibit 10.24 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein)

10.09
Firm Transportation Service Agreement Rate Schedule FT dated as of December 1, 2004 between OGE Energy Resources, Inc. and Cheyenne Plains Gas Pipeline Company, L.L.C.  (Filed as Exhibit 10.25 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein)

10.10*
Form of Performance Unit Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12579) and incorporated by reference herein)

10.11*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein)
10.12
Credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed December 19, 2011 (File No. 1-12579) and incorporated by reference herein)

10.13
Credit agreement dated as of December 13, 2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 19, 2011 (File No. 1-12579) and incorporated by reference herein)

10.14*
Amendment No. 1 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.26 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein)

10.15*
Amendment No. 2 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.27 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein)

10.16
Capacity Lease Agreement dated as of December 11, 2006, by and between Enogex, Inc. and Midcontinent Express Pipeline LLC. [Confidential treatment has been requested for certain portions of this exhibit.] (Filed as Exhibit 10.30 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein)

10.17
Ownership and Operating Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein)

10.18
Credit agreement dated as of December 13, 2011, by and between Enogex LLC, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 99.03 to OGE Energy's Form 8-K filed December 19, 2011 (File No. 1-12579) and incorporated by reference herein)

10.19*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.20*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.21*
OGE Energy Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.22*
Amendment No. 3 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.06 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.23*
Amendment No. 2 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.24*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.25*
OGE Energy's 2008 Annual Incentive Compensation Plan.  (Filed as Annex B to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.26*
Form of Employment Agreement for all existing and future officers of the Company relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.27*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.28
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein)

10.29*
Amendment No. 1 to OGE Energy's Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.30*
Amendment No. 1 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.33 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.31
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 1, 2010 (File No. 1-12579) and incorporated by reference herein)

10.32
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein)

10.33
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 19, 2011 (File No. 1-12579) and incorporated by reference herein)

10.34
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 28, 2011 (File No. 1-12579) and incorporated by reference herein)

10.35*
Amendment No. 2 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.36*
Amendment No. 3 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.37*
Amendment No. 1 to OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.38*	Director Compensation.
10.39*	Executive Officer Compensation.
10.40
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
99.02
Copy of APSC order with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 22, 2011 (File No. 1-12579) and incorporated by reference herein)

99.03
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 7, 2010 (File No. 1-12579) and incorporated by reference herein)

99.04
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12579) and incorporated by reference herein)

99.05	Description of Capital Stock. (Filed as Exhibit 99.07 to OGE Energy's Form 10-K for the year ended December 31, 2010 (File No. 1-12579) and incorporated by reference herein)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2010
Reserve for Uncollectible Accounts	$2.4	$2.6	$3.1	$1.9
Balance at December 31, 2011
Reserve for Uncollectible Accounts	$1.9	$5.8	$3.9	$3.8
Balance at December 31, 2012
Reserve for Uncollectible Accounts	$3.8	$3.3	$4.5	$2.6

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 27th day of February, 2013.

OGE ENERGY CORP.
(Registrant)

By /s/	Peter B. Delaney
Peter B. Delaney
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Delaney
Peter B. Delaney	Principal Executive
	Officer and Director;	February 27, 2013

/s/ Sean Trauschke
Sean Trauschke	Principal Financial Officer; and	February 27, 2013

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 27, 2013

James H. Brandi	Director;
Wayne H. Brunetti	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
Kirk Humphreys	Director;
Robert Kelley	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director; and
Leroy C. Richie	Director.

/s/ Peter B. Delaney
By Peter B. Delaney (attorney-in-fact)	February 27, 2013