Form 10-Q
period 2013-03-31
OGE ENERGY CORP.
filed 2013-05-02
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

At March 31, 2013, there were 99,116,609 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
Atoka	Atoka Midstream LLC joint venture
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy Inc.
Company	OGE Energy, collectively with its subsidiaries
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
EBITDA	Enogex Holdings earnings before interest, taxes, depreciation and amortization
EER	Enogex Energy Resources LLC, wholly-owned subsidiary of Enogex LLC (prior to June 30, 2012, the legal name was OGE Energy Resources LLC)
Enogex	OGE Holdings, collectively with its subsidiaries
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings
Enogex LLC	Enogex LLC, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
Midstream Partnership	Partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
MMBtu	Million British thermal unit
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and parent company of Enogex Holdings
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in the Company's 2012 Form 10-K and "Item 1A. Risk Factors" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws and regulations that may impact the Company's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties;

•	the higher degree of risk associated with the Company's nonregulated business compared with the Company's regulated utility business;

•	the risk that the Midstream Partnership may not be able to successfully integrate the operations of Enogex and CenterPoint; and

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to the Company's 2012 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions except per share data)	2013	2012
OPERATING REVENUES
Electric Utility operating revenues	$455.5	$426.7
Natural Gas Midstream Operations operating revenues	445.9	414.0
Total operating revenues	901.4	840.7
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	199.4	183.6
Natural Gas Midstream Operations cost of goods sold	353.6	301.7
Total cost of goods sold	553.0	485.3
Gross margin on revenues	348.4	355.4
OPERATING EXPENSES
Other operation and maintenance	148.0	147.6
Depreciation and amortization	91.9	86.6
Impairment of assets	—	0.2
Gain on insurance proceeds	—	(7.5)
Taxes other than income	33.1	30.2
Total operating expenses	273.0	257.1
OPERATING INCOME	75.4	98.3
OTHER INCOME (EXPENSE)
Interest income	0.1	—
Allowance for equity funds used during construction	1.2	1.9
Other income	14.6	7.7
Other expense	(6.5)	(1.9)
Net other income	9.4	7.7
INTEREST EXPENSE
Interest on long-term debt	39.7	39.2
Allowance for borrowed funds used during construction	(0.7)	(1.1)
Interest on short-term debt and other interest charges	2.2	2.0
Interest expense	41.2	40.1
INCOME BEFORE TAXES	43.6	65.9
INCOME TAX EXPENSE	15.6	18.4
NET INCOME	28.0	47.5
Less: Net income attributable to noncontrolling interests	4.9	10.4
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$23.1	$37.1
BASIC AVERAGE COMMON SHARES OUTSTANDING	98.9	98.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	99.4	98.8
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.23	$0.38
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.23	$0.38
DIVIDENDS DECLARED PER COMMON SHARE	$0.4175	$0.3925

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income	$28.0	$47.5
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.4 and $0.4, respectively	0.9	0.8
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.3 and $0.3, respectively	0.5	0.5
Amortization of prior service cost, net of tax of ($0.3) and ($0.3), respectively	(0.5)	(0.5)
Deferred commodity contracts hedging gains reclassified in net income, net of tax of ($0.1) and ($1.7), respectively	(0.1)	(3.3)
Amortization of deferred interest rate swap hedging losses, net of tax of $0.1 and $0.1, respectively	0.1	0.1
Other comprehensive income (loss), net of tax	0.9	(2.4)
Comprehensive income (loss)	28.9	45.1
Less: Comprehensive income attributable to noncontrolling interests	5.0	9.5
Total comprehensive income attributable to OGE Energy	$23.9	$35.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28.0	$47.5
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	92.9	87.6
Impairment of assets	—	0.2
Deferred income taxes and investment tax credits, net	15.4	18.4
Allowance for equity funds used during construction	(1.2)	(1.9)
(Gain) loss on disposition and abandonment of assets	(8.7)	0.5
Gain on insurance proceeds	—	(7.5)
Stock-based compensation	(8.3)	(11.8)
Price risk management assets	0.1	(0.5)
Price risk management liabilities	0.1	(4.9)
Regulatory assets	5.5	5.6
Regulatory liabilities	(4.1)	(3.4)
Other assets	(0.1)	1.4
Other liabilities	6.3	5.2
Change in certain current assets and liabilities
Accounts receivable, net	8.4	54.8
Accrued unbilled revenues	7.8	6.0
Fuel, materials and supplies inventories	(7.7)	3.3
Gas imbalance assets	(3.7)	(4.0)
Fuel clause under recoveries	(0.4)	1.8
Other current assets	(4.1)	(6.3)
Accounts payable	16.5	(59.2)
Gas imbalance liabilities	0.7	(1.5)
Fuel clause over recoveries	(27.6)	31.5
Other current liabilities	(56.6)	(42.5)
Net Cash Provided from Operating Activities	59.2	120.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(325.1)	(311.1)
Proceeds from insurance	—	6.1
Reimbursement of capital expenditures	—	9.7
Proceeds from sale of assets	35.6	0.2
Net Cash Used in Investing Activities	(289.5)	(295.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	276.1	212.2
Issuance of common stock	3.2	3.7
Distributions to noncontrolling interest partners	(2.5)	(5.6)
Dividends paid on common stock	(41.2)	(38.5)
Net Cash Provided from Financing Activities	235.6	171.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5.3	(3.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.8	4.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7.1	$1.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7.1	$1.8
Accounts receivable, less reserve of $1.7 and $2.6, respectively	286.9	295.3
Accrued unbilled revenues	49.6	57.4
Income taxes receivable	7.2	7.2
Fuel inventories	99.7	93.3
Materials and supplies, at average cost	82.2	80.9
Price risk management	0.4	0.5
Gas imbalances	12.7	9.0
Deferred income taxes	40.6	187.7
Fuel clause under recoveries	0.4	—
Assets held for sale	—	25.5
Other	39.7	35.6
Total current assets	626.5	794.2
OTHER PROPERTY AND INVESTMENTS, at cost	55.9	52.2
PROPERTY, PLANT AND EQUIPMENT
In service	11,656.8	11,504.4
Construction work in progress	543.6	387.5
Total property, plant and equipment	12,200.4	11,891.9
Less accumulated depreciation	3,620.0	3,547.1
Net property, plant and equipment	8,580.4	8,344.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	502.6	510.6
Intangible assets, net	126.0	127.4
Goodwill	39.4	39.4
Other	51.0	53.6
Total deferred charges and other assets	719.0	731.0
TOTAL ASSETS	$9,981.8	$9,922.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	March 31, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$707.0	$430.9
Accounts payable	409.5	396.7
Dividends payable	41.4	41.2
Customer deposits	71.3	70.3
Accrued taxes	28.8	48.1
Accrued interest	35.7	55.0
Accrued compensation	37.1	55.2
Price risk management	0.4	0.3
Gas imbalances	5.7	5.0
Fuel clause over recoveries	81.6	109.2
Other	63.7	64.5
Total current liabilities	1,482.2	1,276.4
LONG-TERM DEBT	2,848.7	2,848.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	399.9	399.8
Deferred income taxes	1,817.7	1,948.8
Deferred investment tax credits	3.4	3.9
Regulatory liabilities	245.5	245.1
Deferred revenues	38.5	37.7
Other	93.6	89.5
Total deferred credits and other liabilities	2,598.6	2,724.8
Total liabilities	6,929.5	6,849.8
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,039.7	1,047.4
Retained earnings	1,754.1	1,772.4
Accumulated other comprehensive loss, net of tax	(48.3)	(49.1)
Treasury stock, at cost	—	(3.5)
Total OGE Energy stockholders' equity	2,745.5	2,767.2
Noncontrolling interests	306.8	305.2
Total stockholders' equity	3,052.3	3,072.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,981.8	$9,922.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	23.1	—	4.9	—	28.0
Other comprehensive income (loss), net of tax	—	—	—	0.8	0.1	—	0.9
Dividends declared on common stock	—	—	(41.4)	—	—	—	(41.4)
Issuance of common stock	—	3.2	—	—	—	—	3.2
Stock-based compensation and other	—	(10.9)	—	—	(0.9)	3.5	(8.3)
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Balance at March 31, 2013	$1.0	$1,038.7	$1,754.1	$(48.3)	$306.8	$—	$3,052.3

Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Net income	—	—	37.1	—	10.4	—	47.5
Other comprehensive income (loss), net of tax	—	—	—	(1.5)	(0.9)	—	(2.4)
Dividends declared on common stock	—	—	(38.7)	—	—	—	(38.7)
Issuance of common stock	—	3.7	—	—	—	—	3.7
Stock-based compensation and other	—	(16.7)	—	—	(2.6)	5.9	(13.4)
Distributions to noncontrolling interest partners	—	—	—	—	(5.6)	—	(5.6)
Balance at March 31, 2012	$1.0	$1,021.3	$1,573.2	$(42.1)	$257.3	$(0.3)	$2,810.4

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

Enogex is a provider of integrated natural gas midstream services. Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. Enogex's operations are organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing. At March 31, 2013, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC, a Delaware single-member limited liability company.  At March 31, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements as OGE Energy had a controlling financial interest over the operations of Enogex Holdings.  Also, at March 31, 2013, Enogex LLC held a 50 percent ownership interest in Atoka.  At March 31, 2013, the Company consolidated Atoka in its Condensed Consolidated Financial Statements as Enogex acted as the managing member of Atoka and had control over the operations of Atoka.

On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight group and CenterPoint Energy, Inc., agreed to form the Midstream Partnership to own and operate the midstream businesses of OGE Energy and CenterPoint. This transaction closed on May 1, 2013. Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed Enogex LLC to the Midstream Partnership and CenterPoint Energy, Inc. contributed its midstream natural gas business to the Midstream Partnership. At May 1, 2013, OGE Energy holds 28.5 percent of the limited partners interests, CenterPoint holds 58.3 percent of the limited partner interests and the ArcLight group holds 13.2 percent of the limited partner interests in the Midstream Partnership. The general partner of the Midstream Partnership is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex LLC and will account for its interest in the Midstream Partnership under the equity method of accounting. For additional information regarding the Midstream Partnership, see Note 3.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2012 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2013	December 31, 2012
Regulatory Assets
Current
Crossroads wind farm rider under recovery (A)	$13.4	$14.9
Oklahoma demand program rider under recovery (A)	9.4	9.2
Fuel clause under recoveries	0.4	—
Other (A)	7.6	2.9
Total Current Regulatory Assets	$30.8	$27.0
Non-Current
Benefit obligations regulatory asset	$364.1	$370.6
Income taxes recoverable from customers, net	54.9	54.7
Smart Grid	42.9	42.8
Unamortized loss on reacquired debt	12.7	13.0
Deferred storm expenses	12.3	12.7
Deferred pension expenses	3.4	4.5
Other	12.3	12.3
Total Non-Current Regulatory Assets	$502.6	$510.6
Regulatory Liabilities
Current
Fuel clause over recoveries	$81.6	$109.2
Smart Grid rider over recovery (B)	21.6	24.1
Other (B)	6.5	7.8
Total Current Regulatory Liabilities	$109.7	$141.1
Non-Current
Accrued removal obligations, net	$219.4	$218.2
Deferred pension credits	14.9	17.7
Pension tracker	11.2	9.2
Total Non-Current Regulatory Liabilities	$245.5	$245.1

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Balance at January 1	$54.0	$24.8
Liabilities settled	(0.1)	—
Accretion expense	0.6	0.4
Revisions in estimated cash flows (A)	—	26.7
Balance at March 31	$54.5	$51.9

(A)
Due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Income (Loss)
In February 2013, the Financial Accounting Standards Board issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the new standard requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted the new standard effective January 1, 2013 and these disclosures have been included below.

The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during the three months ended March 31, 2013. At both March 31, 2013 and December 31, 2012, there was no accumulated other comprehensive loss related to Enogex's noncontrolling interest in Atoka. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Net loss	Prior service cost	Net loss	Prior service cost	Deferred commodity contracts hedging gains	Deferred interest rate swap hedging losses	Noncontrolling interest	Total
Balance at December 31, 2012	$(49.3)	$0.1	$(15.7)	$7.2	$0.1	$(0.5)	$(9.0)	$(49.1)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	—	0.5	(0.5)	(0.1)	0.1	0.1	0.8
Balance at March 31, 2013	$(48.4)	$0.1	$(15.2)	$6.7	$—	$(0.4)	$(8.9)	$(48.3)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the three months ended March 31, 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented

Gains (losses) on cash flow hedges
Commodity contracts	$0.2	Cost of goods sold
Interest rate swap	(0.2)	Interest expense
	$—	Total before tax

Amortization of defined benefit pension items
Actuarial gains (losses)	$(1.3)	(A)
	(1.3)	Total before tax
	(0.4)	Tax benefit
	(0.9)	Net of tax
	(0.1)	Noncontrolling interest
	$(0.8)	Net of tax and noncontrolling interest

Amortization of postretirement benefit plan items
Actuarial gains (losses)	$(0.8)	(A)
Prior service cost	0.8	(A)
	—	Total before tax

Total reclassifications for the period	$(0.8)	Net of tax and noncontrolling interest

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 12 for additional information).

Reclassifications

As discussed in Note 13, during the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented to conform to the 2013 presentation.

2.	Gas Gathering Divestiture

Texas Panhandle Gathering Divestiture

As previously reported in the Company's 2012 Form 10-K, on January 2, 2013, Enogex and one of its five largest customers entered into new agreements, effective January 1, 2013, relating to the customer's gathering and processing volumes on the Texas portion of Enogex's system. The effects of this new arrangement are (i) a fixed-fee processing agreement replaced the previous keep-whole agreement, (ii) the acreage dedicated by the customer to Enogex for gathering and processing in Texas was increased for an extended term and (iii) the sale by Enogex of certain gas gathering assets in the Texas Panhandle portion of Enogex's system to this customer for cash proceeds of approximately $35 million. Enogex recognized a pre-tax gain of $9.9 million in the first quarter of 2013 in its natural gas gathering and processing segment from the sale of these assets which is included in Other Income in the Condensed Consolidated Statements of Income.

3.	OGE Energy Midstream Partnership with CenterPoint Energy, Inc.

On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight group and CenterPoint Energy, Inc., agreed to form the Midstream Partnership to own and operate the midstream businesses of OGE Energy and CenterPoint that will initially be structured as a private limited partnership. This transaction closed on May 1, 2013.

Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to the Midstream Partnership. CenterPoint Energy Field Services, LLC, a Delaware limited liability company and wholly owned subsidiary of CenterPoint, was converted into a Delaware limited partnership that became the Midstream Partnership. CenterPoint contributed to the Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, a Delaware limited liability company, CenterPoint Energy - Mississippi River Transmission, LLC, a Delaware limited liability company, and certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute 49 percent of its interest in Southeast Supply Header, LLC, a Delaware limited liability company. CenterPoint Energy Field Services, LLC provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CenterPoint Energy Gas Transmission Company, LLC and CenterPoint Energy - Mississippi River Transmission, LLC pipelines, as well as other interstate and intrastate pipelines. As of December 31, 2012, CenterPoint Energy Field Services, LLC gathered an average of approximately 2.5 billion cubic feet per day of natural gas. In addition, CenterPoint Energy Field Services, LLC has the capacity available to treat up to 2.5 billion cubic feet per day and process nearly 625 million cubic feet per day of natural gas. CenterPoint Energy Gas Transmission Company, LLC is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Louisiana, Oklahoma and Texas and includes the 1.9 billion cubic feet per day pipeline from Carthage, Texas to Perryville, Louisiana, which CenterPoint Energy Gas Transmission Company, LLC operates as a separate line with a fixed fuel rate. CenterPoint Energy - Mississippi River Transmission, LLC is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Illinois and Missouri. CenterPoint indirectly owns a 50 percent interest in Southeast Supply Header, LLC, which owns a 1.0 billion cubic feet per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. A wholly owned indirect subsidiary of Spectra Energy Corp. owns the remaining 50 percent interest in Southeast Supply Header, LLC. Upon closing, CenterPoint indirectly contributed 49 percent of its interest in the Southeast Supply Header, LLC to the Midstream Partnership. Upon receipt of certain consents, CenterPoint will contribute the remainder of its interest to the Midstream Partnership.
Immediately prior to closing, on May 1, 2013, the ArcLight group contributed $107.0 million and OGE Energy contributed $9.1 million to Enogex LLC in order to pay down short-term debt. At May 1, 2013, OGE Energy holds 28.5 percent of the limited partners interests, CenterPoint holds 58.3 percent of the limited partner interests and the ArcLight group holds 13.2 percent of the limited partner interests in the Midstream Partnership, provided, however, if CenterPoint obtains the approvals required to contribute its remaining indirect interest in Southeast Supply Header, LLC within 90 days after closing, CenterPoint will instead hold 59 percent of the limited partner interests, OGE would hold 28 percent of the limited partners interest and the ArcLight group would hold 13 percent of the limited partners interest.

After the expiration of the 90-day period after closing, CenterPoint has certain put rights, and the Midstream Partnership has certain call rights, exercisable with respect to any interest in Southeast Supply Header, LLC retained by CenterPoint following the formation of the Midstream Partnership, under which CenterPoint would contribute to the Midstream Partnership CenterPoint's retained interest in Southeast Supply Header, LLC at a price equal to the fair market value of such interest at the time the put right or call right is exercised. If CenterPoint were to exercise such put right or the Midstream Partnership were to exercise such call right, CenterPoint's retained interest in Southeast Supply Header, LLC would be contributed to the Midstream Partnership in exchange for consideration consisting of a specified number of limited partnership units and, subject to certain restrictions, a cash payment, payable either from CenterPoint to the Midstream Partnership or from the Midstream Partnership to CenterPoint, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in Southeast Supply Header, LLC.

The general partner of the Midstream Partnership is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of the Midstream Partnership following an initial public offering of the Midstream Partnership. In addition, for a period of time, the ArcLight group will have board observation rights and approval rights over certain material activities of the Midstream Partnership, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties and acquiring, pledging or disposing of certain material assets. The general partner of the Midstream Partnership will initially be governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy, Inc. and OGE Energy. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex LLC and will account for its interest in the Midstream Partnership under the equity method of accounting.
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in the Midstream Partnership in an initial public offering. OGE Energy can give no assurances that the initial public offering will be consummated. Prior to consummating the initial public offering, OGE Energy, CenterPoint Energy, Inc. and the Midstream Partnership will need to complete the negotiation of the financial and other terms, including the initial public offering price. In addition, consummation of the initial public offering is subject to market conditions. For so long as the ArcLight group maintains a minimum ownership percentage, the ArcLight group is entitled to consult with the Midstream Partnership in connection with the initial public offering. The Midstream Partnership has agreed to file a registration statement for the initial public offering no later than May 1, 2014 and, subject to limited exceptions, consummate the initial public offering within 180 days of the filing of the registration statement.

In connection with the formation of the Midstream Partnership, on May 1, 2013, the Midstream Partnership entered into a $1.05 billion three-year senior unsecured term loan facility, the proceeds of which were used to repay $1.05 billion of intercompany indebtedness owed to CenterPoint. CenterPoint has guaranteed collection of the Midstream Partnership's obligations under the term loan, which guarantee is subordinated to all senior debt of CenterPoint. Effective May 1, 2013, the Midstream Partnership also entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400 million revolving credit facility was terminated.

At March 31, 2013, Enogex LLC was obligated on approximately $700 million, in the aggregate, in indebtedness under its term loan, its revolving credit agreement and two series of its senior notes maturing in years 2014 and 2020. Certain of the entities contributed to the Midstream Partnership by CenterPoint are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CenterPoint that is scheduled to mature in 2017.
Subject to the exceptions provided below, pursuant to the terms of an Omnibus Agreement dated as of May 1, 2013 among OGE Energy, the ArcLight group and CenterPoint Energy, Inc., each of OGE Energy and CenterPoint Energy, Inc. will be required to hold or otherwise conduct all of its respective Midstream Operations (as defined below) located within the United States in the Midstream Partnership. This restriction will cease to apply to both OGE Energy and CenterPoint Energy, Inc. as soon as either OGE Energy or CenterPoint Energy, Inc. ceases to hold (i) any interest in the general partner of the Midstream Partnership or (ii) at least 20 percent of the limited partner interests of the Midstream Partnership. "Midstream Operations" generally means, subject to certain exceptions, the gathering, compression, treatment, processing, blending, transportation, storage, isomerization and fractionation of crude oil and natural gas, its associated production water and enhanced recovery materials such as carbon dioxide, and its respective constituents and the following products: methane, NGLs (Y-grade, ethane, propane, normal butane, isobutane and natural gasoline), condensate, and refined products and distillates (gasoline, refined product blendstocks, olefins, naphtha, aviation fuels, diesel, heating oil, kerosene, jet fuels, fuel oil, residual fuel oil, heavy oil, bunker fuel, cokes, and asphalts), to the extent such activities are located within the United States.
In addition, if OGE Energy or CenterPoint Energy, Inc. acquires any assets or equity of any person engaged in Midstream Operations with a value in excess of $50 million (or $100 million in the aggregate with such party's other acquired Midstream Operations that have not been offered to the Midstream Partnership), the acquiring party will be required to offer the Midstream Partnership the opportunity to acquire such assets or equity for such value; provided, that the acquiring party will not be obligated to offer any such assets or equity to the Midstream Partnership if the acquiring party intends to cease using them in Midstream Operations within 12 months. If the Midstream Partnership does not exercise its option, then the acquiring party will be free to retain and operate such Midstream Operations; provided, however, that if the fair market value of such Midstream Operations is greater than 66 2/3 percent of the fair market value of all of the assets being acquired in such transaction, then the acquiring party will be required to dispose of such Midstream Operations within 24 months.
As long as the ArcLight group has board observation rights, the ArcLight group will be prohibited from pursuing any transaction independently from the Midstream Partnership (i) if the ArcLight group's consent is required for the Midstream Partnership to pursue such transaction and (ii) the ArcLight group affirmatively votes not to consent to such transaction.

4.	Noncontrolling Interests

There were no contributions by OGE Holdings or the ArcLight group to Enogex Holdings during the three months ended March 31, 2013.

Pursuant to the Enogex Holdings LLC Agreement, Enogex Holdings makes quarterly distributions to its partners. The following table summarizes the quarterly distributions during the three months ended March 31, 2013.

(In millions)	OGE Holdings' Portion	ArcLight group's Portion	Total Distribution
First quarter 2013	$10.0	$2.5	$12.5

During the three months ended March 31, 2013, Atoka's noncontrolling interest partner made no contributions to Atoka. Enogex LLC made no distributions during the three months ended March 31, 2013 to its Atoka partner, as there is no minimum distribution requirement related to Atoka.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 as well as reconcile the Company's commodity contracts fair value to PRM Assets and Liabilities on the Company's Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. The Company adopted the Financial Accounting Standards Board accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company posted $0.1 million and $0.2 million of collateral at March 31, 2013 and December 31, 2012, respectively, which has been included within netting adjustments in the table below. The Company held no collateral at March 31, 2013 or December 31, 2012. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. The Company held no Level 1 investments at March 31, 2013 and no Level 3 investments at March 31, 2013 or December 31, 2012.

March 31, 2013
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets (B)	Liabilities (C)
Significant other observable inputs (Level 2)	$0.5	$0.6	$4.2	$4.8
Total fair value	0.5	0.6	4.2	4.8
Netting adjustments	(0.1)	(0.2)	—	—
Total	$0.4	$0.4	$4.2	$4.8

December 31, 2012
(In millions)	Commodity Contracts		Gas Imbalances (A)
	Assets	Liabilities	Assets (B)	Liabilities (C)
Quoted market prices in active market for identical assets (Level 1)	$5.0	$5.0	$—	$—
Significant other observable inputs (Level 2)	0.5	0.5	3.1	3.8
Total fair value	5.5	5.5	3.1	3.8
Netting adjustments	(5.0)	(5.2)	—	—
Total	$0.5	$0.3	$3.1	$3.8

(A)
The Company uses the market approach to fair value its gas imbalance assets and liabilities, using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices.

(B)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $8.5 million and $5.9 million at March 31, 2013 and December 31, 2012, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(C)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1.1 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The following table summarizes the fair value and carrying amount of the Company's financial instruments, including derivative contracts related to the Company's PRM activities, at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PRM Assets
Energy Derivative Contracts	$0.4	$0.4	$0.5	$0.5
PRM Liabilities
Energy Derivative Contracts	$0.4	$0.4	$0.3	$0.3
Long-Term Debt
OG&E Senior Notes	$1,904.3	$2,368.3	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.6	10.3	10.7	10.0
OGE Energy Senior Notes	99.9	105.6	99.9	106.3
Enogex LLC Senior Notes	448.5	492.1	448.4	493.4
Enogex LLC Term Loan	250.0	250.0	250.0	250.0

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

The Company designates as cash flow hedges derivatives used to manage commodity price risk exposure for Enogex's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges).  The Company also designates as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Enogex had no instruments designated as cash flow hedges at March 31, 2013.

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

At March 31, 2013 and December 31, 2012, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated as Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in Enogex's asset management activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

Quantitative Disclosures Related to Derivative Instruments

At March 31, 2013, the Company had the following derivative instruments that were not designated as hedging instruments.

(In millions)	Gross Notional Volume (A)
	Purchases	Sales
Natural gas (B)
Physical (C)(D)	7.0	71.3
Fixed Swaps/Futures	0.1	0.1
Basis Swaps	5.2	11.6

(A)	Natural gas in MMBtu's.

(B)
94.2 percent of the natural gas contracts have durations of one year or less, 4.2 percent have durations of more than one year and less than two years and 1.6 percent have durations of more than two years.

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

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at March 31, 2013 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$0.1	$0.2
Physical Purchases/Sales	Current PRM	0.4	0.4
Total		$0.5	$0.6
Total Gross Derivatives (A)		$0.5	$0.6

(A)	See Note 5 for a reconciliation of the Company's total derivatives fair value to the Company's Condensed Consolidated Balance Sheet at March 31, 2013.

The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at December 31, 2012 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$—	$0.5
Total		$—	$0.5

Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.1	$—
	Other Current Assets	5.0	4.7
Physical Purchases/Sales	Current PRM	0.4	0.3
Total		$5.5	$5.0
Total Gross Derivatives (A)		$5.5	$5.5

(A)	See Note 5 for a reconciliation of the Company's total derivatives fair value to the Company's Condensed Consolidated Balance Sheet at December 31, 2012.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2013.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$—	$0.2	$—
Interest Rate Swap	—	(0.2)	—
Total	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.3)
Total	$(0.3)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$0.3	$5.2	$—
Interest Rate Swap	—	(0.2)	—
Total	$0.3	$5.0	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(2.4)
Natural Gas Financial Futures/Swaps	0.4
Total	$(2.0)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the three months ended March 31, 2013 and 2012, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three months ended March 31, 2013 and 2012, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, the Company would have been required to post no cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2013.  The Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

7.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2013 and 2012 related to the Company's performance units and restricted stock.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Performance units
Total shareholder return	$2.0	$1.8
Earnings per share	0.6	0.7
Total performance units	2.6	2.5
Restricted stock	0.1	0.2
Total compensation expense	$2.7	$2.7
Income tax benefit	$1.0	$1.1

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units. During the three months ended March 31, 2013, there were 62,632 of treasury stock shares and 258,260 shares of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2013, there were 332 shares of restricted stock returned to the Company to satisfy tax liabilities. The Company received $0.2 million during the three months ended March 31, 2013 related to exercised stock options. The Company did not realize an income tax benefit for the tax deductions from the exercised stock options during the three months ended March 31, 2013 due to the Company being in a tax net operating loss position in 2013.

The following table summarizes the activity of the Company's stock-based compensation during the three months ended March 31, 2013.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	156,974	$58.61
Performance units (Earnings per share)	37,094	$53.45
Restricted stock	2,970	$59.41
Conversions
Performance units (Total shareholder return) (A)	188,631	N/A
Performance units (Earnings per share) (A)	62,880	N/A

(A)
Performance units were converted based on a payout ratio of 200 percent of the target number of performance units granted in February 2010 and are included in the 258,260 and 62,632 shares of common stock issued during the three months ended March 31, 2013 as discussed above.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2014. Because this new law was enacted in 2013, GAAP requires the law to be considered retroactive legislation, the impact of which must be recorded in the period enacted. The impact of the new law was recorded during the first quarter of 2013 in the Condensed Consolidated

Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss. With additional bonus depreciation in 2013, the amount of net operating loss classified as a Current Deferred Tax Asset is decreased. Accordingly, a portion of the Current Deferred Tax Asset was reclassified to non-current.

As previously reported in the Company's 2012 Form 10-K, in January 2013, OG&E learned that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2013, OG&E recorded a reserve of $7.8 million ($5.1 million after tax) related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

9.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 53,601 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2013 and received proceeds of $3.2 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At March 31, 2013, there were 2,068,893 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net Income Attributable to OGE Energy	$23.1	$37.1
Average Common Shares Outstanding
Basic average common shares outstanding	98.9	98.3
Effect of dilutive securities:
Contingently issuable shares (performance units)	0.5	0.5
Diluted average common shares outstanding	99.4	98.8
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.23	$0.38
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.23	$0.38
Anti-dilutive shares excluded from earnings per share calculation	—	—

10.	Long-Term Debt

At March 31, 2013, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.23% - 0.28%	Garfield Industrial Authority, January 1, 2025	$47.0
0.22% - 0.29%	Muskogee Industrial Authority, January 1, 2025	32.4
0.18% - 0.20%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $707.0 million and $430.9 million at March 31, 2013 and December 31, 2012, respectively. The following table provides information regarding the Company's revolving credit agreements and available cash at March 31, 2013.

Revolving Credit Agreements and Available Cash
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$663.9	0.38%	(E)	December 13, 2016
OG&E (C)	400.0	45.2	0.33%	(E)	December 13, 2016
Enogex LLC (D)	400.0	—	—%	(E)	See (D) below
	1,550.0	709.1	0.38%
Cash	7.1	N/A	N/A		N/A
Total	$1,557.1	$709.1	0.38%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2013.

(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2013, there was $663.9 million in outstanding commercial paper borrowings.

(C)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2013, there was $43.1 million in outstanding commercial paper borrowings and $2.1 million in letters of credit.

(D)
This bank facility was available to provide revolving credit borrowings for Enogex LLC. Effective May 1, 2013, the Midstream Partnership entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400 million revolving credit facility was terminated.

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

12.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2013 (B)	2012 (B)	2013 (B)	2012 (B)
Service cost	$5.0	$4.5	$0.3	$0.3
Interest cost	6.6	7.5	0.1	0.1
Expected return on plan assets	(12.3)	(11.5)	—	—
Amortization of net loss	6.2	5.9	0.1	0.1
Amortization of unrecognized prior service cost (A)	0.5	0.6	0.1	0.2
Net periodic benefit cost	$6.0	$7.0	$0.6	$0.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $6.6 million and $7.7 million of net periodic benefit cost recognized during the three months ended March 31, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2013 and 2012 of $1.9 million and $2.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2013 (B)	2012 (B)
Service cost	$1.2	$1.0
Interest cost	2.6	3.0
Expected return on plan assets	(0.6)	(0.8)
Amortization of transition obligation	—	0.7
Amortization of net loss	5.3	5.1
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)
Net periodic benefit cost	$4.4	$4.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.4 million and $4.9 million of net periodic benefit cost recognized during the three months ended March 31, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended March 31, 2013 and 2012 of $0.1 million and $0.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

The capitalized portion of net periodic pension benefit cost was $1.1 million during the three months ended March 31, 2013 as compared to $1.5 million during the same period in 2012. The capitalized portion of net periodic postretirement benefit cost was $0.8 million during the three months ended March 31, 2013 as compared to $1.0 million during the same period in 2012.

13.	Report of Business Segments

Previously, the Company's business was divided into four segments as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage, (iii) natural gas gathering and processing and (iv) natural gas marketing. During the third quarter of 2012, the operations and activities of EER were fully integrated with those of Enogex through the creation of a new commodity management organization. The operations of EER, including asset management activities, have been included in the natural gas transportation and storage segment and have been restated for all prior periods presented. As a result of this change, the Company's business is now divided into three segments for financial reporting purposes as follows: (i) electric utility, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing. Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.  In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013	Electric Utility	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$455.5	$216.4	$317.9	$—	$(88.4)	$901.4
Cost of goods sold	213.0	182.7	246.4	—	(89.1)	553.0
Gross margin on revenues	242.5	33.7	71.5	—	0.7	348.4
Other operation and maintenance	105.1	10.9	34.3	(2.3)	—	148.0
Depreciation and amortization	61.3	5.8	21.8	3.0	—	91.9
Taxes other than income	23.2	4.8	3.2	1.9	—	33.1
Operating income (loss)	$52.9	$12.2	$12.2	$(2.6)	$0.7	$75.4

Total assets	$7,138.4	$2,453.0	$1,948.9	$387.2	$(1,945.7)	$9,981.8

Three Months Ended March 31, 2012	Electric Utility	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$426.7	$169.5	$304.5	$—	$(60.0)	$840.7
Cost of goods sold	195.5	131.8	217.9	—	(59.9)	485.3
Gross margin on revenues	231.2	37.7	86.6	—	(0.1)	355.4
Other operation and maintenance	110.6	12.1	30.1	(5.3)	0.1	147.6
Depreciation and amortization	59.7	5.6	17.8	3.5	—	86.6
Impairment of assets	—	—	0.2	—	—	0.2
Gain on insurance proceeds	—	—	(7.5)	—	—	(7.5)
Taxes other than income	21.1	4.8	2.5	1.8	—	30.2
Operating income (loss)	$39.8	$15.2	$43.5	$—	$(0.2)	$98.3

Total assets	$6,632.8	$1,950.3	$1,574.1	$257.7	$(1,340.4)	$9,074.5

14.	Commitments and Contingencies

Except as set forth below and in Note 15, the circumstances set forth in Notes 16 and 17 to the Company's Consolidated Financial Statements included in the Company's 2012 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

OG&E Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases from January 2012 through December 2016. Also, as previously reported, OG&E had entered into multiple month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements. In February 2013, through a request for proposal, OG&E entered into various multiple month term natural gas contracts for 55.8 percent of its remaining forecasted 2013 natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through additional requests for proposal in mid-2013, along with monthly and daily purchases, all of which are expected to be made at market prices.

Environmental Laws and Regulations
OG&E Notice of Violation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants. In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process. In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits. The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. OG&E cannot predict at this time when or if litigation will be filed against it as a result of the notice of violation and, if litigation is filed, OG&E cannot predict the outcome of such litigation, but at this time has no reason to believe that it has not acted in compliance with the Federal Clean Air Act. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E entered an agreement with the Sierra Club to toll the statute of limitations with respect to claims the Sierra Club may assert. The EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 15 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company's 2012 Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

15.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 17 to the Company's Consolidated Financial Statements included in the Company's 2012 Form 10-K appropriately represent, in all material respects, the current status of the Company's regulatory matters.

Completed Regulatory Matter

OG&E Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 megawatts. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On April 15, 2013, the APSC issued an order authorizing OG&E to recover the Arkansas portion of the cost to construct the

Crossroads wind farm, effective retroactively to August 1, 2012. The costs will be recovered through the Energy Cost Recovery Rider.

Pending Regulatory Matters

OG&E Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011. On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent.  The Oklahoma Industrial Energy Consumers filed a statement of position on December 19, 2012 and did not challenge OG&E's application of its fuel adjustment clause or prudency.  The Oklahoma Industrial Energy Consumers reserved its right to file rebuttal testimony, cross examine witnesses and amend its statement of position should circumstances change or additional information becomes available in the course of this proceeding. On January 7, 2013, the Oklahoma Attorney General filed a statement of position stating that after reviewing the case information the Attorney General has no reason at this time to dispute the findings of the OCC Staff.  On April 9, 2013, a hearing was held in this matter, at which time the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. OG&E expects to receive an order from the OCC by the end of the second quarter of 2013.

Enogex 2013 Fuel Filing

On March 1, 2013, Enogex submitted its annual fuel filing to establish the fixed fuel percentages for its East Zone and West Zone for the upcoming fuel year (April 1, 2013 through March 31, 2014). The deadline for interventions and protests on the filing was March 18, 2013 and no protests were filed. A FERC order is pending.

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

Enogex is a provider of integrated natural gas midstream services.  Enogex is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. Enogex's operations are organized into two business segments: (i) natural gas transportation and storage and (ii) natural gas gathering and processing. At March 31, 2013, OGE Energy indirectly owns a 79.9 percent membership interest in Enogex Holdings, which in turn owns all of the membership interests in Enogex LLC.

On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight group and CenterPoint Energy, Inc., agreed to form the Midstream Partnership to own and operate the midstream businesses of OGE Energy and CenterPoint. This transaction closed on May 1, 2013. Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed Enogex LLC to the Midstream Partnership and CenterPoint Energy, Inc. contributed its midstream natural gas business to the Midstream Partnership. At May 1, 2013, OGE Energy holds 28.5 percent of the limited partners interests, CenterPoint holds 58.3 percent of the limited partner interests and the ArcLight group holds 13.2 percent of the limited partner interests in the Midstream Partnership. The general partner of the Midstream Partnership is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex LLC and will account for its interest in the Midstream

Partnership under the equity method of accounting. The Company believes that this transaction forming the Midstream Partnership is consistent with the Company's strategy as the stronger financial and operational capabilities of the new Midstream Partnership should allow the Company to realize the full potential of its natural gas midstream assets. For additional information regarding the Midstream Partnership, see Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Summary of Operating Results
Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

Net income attributable to OGE Energy was $23.1 million, or $0.23 per diluted share, during the three months ended March 31, 2013 as compared to $37.1 million, or $0.38 per diluted share, during the same period in 2012. The decrease in net income attributable to OGE Energy of $14.0 million, or 37.7 percent, during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to:

•
an increase in net income at OG&E of $0.9 million, or 7.4 percent, primarily due to (i) a higher gross margin mainly attributable to increased transmission revenue and higher usage partially offset by lower recovery of investments and (ii) lower other operation and maintenance expense. These increases in net income were partially offset by higher income tax expense;

•
a decrease in net income attributable to Enogex of $12.7 million, or 50.8 percent, or $0.13 per diluted share of the Company's common stock, primarily due to (i) a lower gross margin reflecting lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex’s five largest customers from keep-whole to fixed-fee partially offset by increased gathering rates and volumes and inlet processing volumes associated with ongoing expansion projects and the gas gathering assets acquired in August 2012, (ii) higher other operation and maintenance expense, (iii) higher depreciation and amortization expense and (iv) a gain on insurance proceeds during the three months ended March 31, 2012. These decreases in net income were partially offset by higher other income, primarily due to a pre-tax gain of $9.9 million related to the sale of certain gas gathering assets in the Texas Panhandle in January 2013, and lower income tax expense; and

•
a decrease in net income attributable to OGE Energy of $2.2 million, or $0.02 per diluted share of the Company's common stock, primarily due to losses associated with valuation differences between the deferred compensation assets and liabilities for investments that are based on the Company's common stock and expenses related to the Midstream Partnership as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Non-Recurring Items. During the three months ended March 31, 2013, Enogex had an increase in net income of $6.1 million related to a gain on the sale of certain gas gathering assets in the Texas Panhandle, as discussed below, which Enogex does not consider to be reflective of its ongoing performance.

During the three months ended March 31, 2012, Enogex had an increase in net income of $4.6 million due to a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant, which Enogex does not consider to be reflective of its ongoing performance.
Other Recent Developments

Texas Panhandle Gathering Divestiture

As previously reported in the Company's 2012 Form 10-K, on January 2, 2013, Enogex and one of its five largest customers entered into new agreements, effective January 1, 2013, relating to the customer's gathering and processing volumes on the Texas portion of Enogex's system. The effects of this new arrangement are (i) a fixed-fee processing agreement replaced the previous keep-whole agreement, (ii) the acreage dedicated by the customer to Enogex for gathering and processing in Texas was increased for an extended term and (iii) the sale by Enogex of certain gas gathering assets in the Texas Panhandle portion of Enogex's system to this customer for cash proceeds of approximately $35 million. Enogex recognized a pre-tax gain of $9.9 million in the first quarter of 2013 in its natural gas gathering and processing segment from the sale of these assets which is included in Other Income in the Condensed Consolidated Statements of Income.

2013 Outlook

The Company's 2013 consolidated earnings guidance is unchanged at approximately $335 million to $360 million of net income, or $3.35 to $3.60 per average diluted share. This guidance assumes normal weather for the remainder of the year, but excludes any impact from the formation of the Midstream Partnership or the operations of the CenterPoint midstream assets contributed to the Midstream Partnership. See the Company's 2012 Form 10-K for the key factors and assumptions underlying its 2013 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three months ended March 31, 2013 as compared to the same period in 2012 and the Company's consolidated financial position at March 31, 2013. Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions except per share data)	2013	2012
Operating income	$75.4	$98.3
Net income attributable to OGE Energy	$23.1	$37.1
Basic average common shares outstanding	98.9	98.3
Diluted average common shares outstanding	99.4	98.8
Basic earnings per average common share attributable to OGE Energy common shareholders	$0.23	$0.38
Diluted earnings per average common share attributable to OGE Energy common shareholders	$0.23	$0.38
Dividends declared per common share	$0.4175	$0.3925

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income, as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income (Loss) by Business Segment

	Three Months Ended
	March 31,
(In millions)	2013	2012
OG&E (Electric Utility)	$52.9	$39.8
Enogex (Natural Gas Midstream Operations)
Natural gas transportation and storage (A)	12.2	15.2
Natural gas gathering and processing	12.2	43.5
Other Operations (B)	(1.9)	(0.2)
Consolidated operating income	$75.4	$98.3

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

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Operating revenues	$455.5	$426.7
Cost of goods sold	213.0	195.5
Gross margin on revenues	242.5	231.2
Other operation and maintenance	105.1	110.6
Depreciation and amortization	61.3	59.7
Taxes other than income	23.2	21.1
Operating income	52.9	39.8
Interest income	0.1	—
Allowance for equity funds used during construction	1.2	1.9
Other income	2.6	5.2
Other expense	0.5	0.7
Interest expense	31.4	30.9
Income tax expense	11.9	3.2
Net income	$13.0	$12.1
Operating revenues by classification
Residential	$183.4	$169.6
Commercial	105.6	99.9
Industrial	46.1	44.2
Oilfield	36.8	36.6
Public authorities and street light	41.6	39.4
Sales for resale	14.5	12.8
System sales revenues	428.0	402.5
Off-system sales revenues	2.1	8.9
Other	25.4	15.3
Total operating revenues	$455.5	$426.7
Megawatt-hour sales by classification (In millions)
Residential	2.2	1.9
Commercial	1.5	1.5
Industrial	0.9	1.0
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.4	6.2
Off-system sales	0.1	0.4
Total sales	6.5	6.6
Number of customers	801,194	792,065
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.409	2.937
Coal	2.286	2.246
Total fuel	2.827	2.500
Total fuel and purchased power	3.037	2.735
Degree days (A)
Heating - Actual	1,800	1,382
Heating - Normal	1,798	1,798
Cooling - Actual	4	61
Cooling - Normal	13	13

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

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
OG&E's operating income increased $13.1 million, or 32.9 percent, during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due a higher gross margin and lower other operation and maintenance expense.
Gross Margin
Operating revenues were $455.5 million during the three months ended March 31, 2013 as compared to $426.7 million during the same period in 2012, an increase of $28.8 million, or 6.7 percent. Cost of goods sold was $213.0 million during the three months ended March 31, 2013 as compared to $195.5 million during the same period in 2012, an increase of $17.5 million, or 9.0 percent. Gross margin was $242.5 million during the three months ended March 31, 2013 as compared to $231.2 million during the same period in 2012, an increase of $11.3 million, or 4.9 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$9.5
Quantity variance (primarily weather)	8.9
New customer growth	2.6
Non-residential demand and related revenues	0.5
Other	0.1
Price variance (B)	(10.3)
Change in gross margin	$11.3

(A)
Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.

(B)	Decreased due to lower rider revenues primarily from the Oklahoma storm recovery rider, the Oklahoma demand program rider, the timing of the Oklahoma rate increase and sales and customer mix.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $146.4 million during the three months ended March 31, 2013 as compared to $143.1 million during the same period in 2012, an increase of $3.3 million, or 2.3 percent, primarily due to higher natural gas generation offset by lower coal generation. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $60.1 million during the three months ended March 31, 2013 as compared to $49.0 million during the same period in 2012, an increase of $11.1 million, or 22.7 percent, primarily due to an increase in purchases in the energy imbalance service market. Transmission-related charges were $6.5 million during the three months ended March 31, 2013 as compared to $3.4 million during the same period in 2012, an increase of $3.1 million, or 91.2 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $105.1 million during the three months ended March 31, 2013 as compared to $110.6 million during the same period in 2012, a decrease of $5.5 million, or 5.0 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(3.1)
Other marketing and sales expense (primarily lower demand-side management initiatives) (B)	(1.6)
Salaries and wages (C)	(1.5)
Allocations from holding company (primarily lower contract professional services)	(1.1)
Contract professional services (B)(D)	(1.0)
Other	(0.7)
Administration and assessment fees (primarily SPP fees)	1.2
Capitalized labor	2.3
Change in other operation and maintenance expense	$(5.5)

(A)	Decreased primarily due to a lower recoverable amount of pension expense allowed in the August 2012 rate case.

(B)	Includes costs that are being recovered through a rider.

(C)	Decreased primarily due to lower headcount in 2013.

(D)	Decreased primarily due to lower smart grid expenditures, which project was completed in late 2012.

Depreciation and amortization expense was $61.3 million during the three months ended March 31, 2013 as compared to $59.7 million during the same period in 2012, an increase of $1.6 million, or 2.7 percent, primarily due to:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the three months ended March 31, 2013, including the Sooner-Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland transmission project which was fully in service in February 2013.

These increases in depreciation and amortization expense were partially offset by the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1).

Taxes other than income was $23.2 million during the three months ended March 31, 2013 as compared to $21.1 million during the same period in 2012, an increase of $2.1 million, or 10.0 percent, primarily due to higher ad valorem taxes.

Additional Information
Other Income. Other income was $2.6 million during the three months ended March 31, 2013 as compared to $5.2 million during the same period in 2012, a decrease of $2.6 million, or 50.0 percent. The decrease in other income was primarily due to a decreased margin of $2.2 million recognized in the guaranteed flat bill program during the three months ended March 31, 2013 as a result of cooler weather.

Income Tax Expense. Income tax expense was $11.9 million during the three months ended March 31, 2013 as compared to $3.2 million during the same period in 2012, an increase of $8.7 million, primarily due to a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized and higher pre-tax income.

Enogex (Natural Gas Midstream Operations)

Three Months Ended March 31, 2013	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$216.4	$317.9	$(70.0)	$464.3
Cost of goods sold	182.7	246.4	(69.9)	359.2
Gross margin on revenues	33.7	71.5	(0.1)	105.1
Other operation and maintenance	10.9	34.3	—	45.2
Depreciation and amortization	5.8	21.8	—	27.6
Taxes other than income	4.8	3.2	—	8.0
Operating income	$12.2	$12.2	$(0.1)	$24.3

Three Months Ended March 31, 2012	Natural Gas Transportation and Storage	Natural Gas Gathering and Processing	Eliminations	Total
(In millions)
Operating revenues	$169.5	$304.5	$(44.4)	$429.6
Cost of goods sold	131.8	217.9	(44.4)	305.3
Gross margin on revenues	37.7	86.6	—	124.3
Other operation and maintenance	12.1	30.1	—	42.2
Depreciation and amortization	5.6	17.8	—	23.4
Impairment of assets	—	0.2	—	0.2
Gain on insurance proceeds	—	(7.5)	—	(7.5)
Taxes other than income	4.8	2.5	—	7.3
Operating income	$15.2	$43.5	$—	$58.7

Operating Data

	Three Months Ended
	March 31,
	2013	2012
Gathered volumes – TBtu/d	1.53	1.33
Incremental transportation volumes – TBtu/d (A)	0.63	0.52
Total throughput volumes – TBtu/d	2.16	1.85
Natural gas processed – TBtu/d	1.06	0.91
Condensate sold – million gallons	12	10
Average condensate sales price per gallon	$1.97	$2.17
NGLs sold (purchased) (keep-whole) – million gallons (B)	(74)	37
NGLs sold (purchased) (for resale) – million gallons	235	155
NGLs sold (percent-of-liquids) – million gallons	5	6
NGLs sold (percent-of-proceeds) – million gallons	4	3
Total NGLs sold – million gallons	170	201
Average NGLs sales price per gallon	$1.09	$0.99
Average NGLs sales price per gallon (without ethane)	$1.30	$1.50
Average natural gas sales price per MMBtu	$3.33	$2.80

(A)	Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

(B)
Keep-whole NGLs purchased, rather than sold, in 2013 due to some producers electing ethane recovery while Enogex was physically rejecting ethane, which resulted in Enogex returning more NGLs to producers than extracted from processing.

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

Enogex's operating income decreased $34.4 million, or 58.6 percent, during the three months ended March 31, 2013 as compared to the same period in 2012. This decrease was primarily due to a lower gross margin, higher other operation and maintenance expense, higher depreciation and amortization expense and a gain on insurance proceeds during the three months ended March 31, 2012 related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant discussed below. The lower gross margin related to lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex’s five largest customers from keep-whole to fixed-fee partially offset by increased gathering rates and volumes and inlet processing volumes associated with ongoing expansion projects and the gas gathering assets acquired in August 2012. During the three months ended March 31, 2013, imbalance volume changes and realized margin on physical gas long/short positions decreased the gross margin by $0.4 million, net of corresponding imbalance and fuel tracker balances.

Other operation and maintenance expense increased $3.0 million, or 7.1 percent, primarily due to increased payroll and benefits costs due to increased headcount to support business growth.

Depreciation and amortization expense increased $4.2 million, or 17.9 percent, primarily due to additional assets placed in service throughout 2012 and the three months ended March 31, 2013, including the gas gathering assets acquired in August 2012.
Gain on insurance proceeds, related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant, was $7.5 million during the three months ended March 31, 2012 with no corresponding item during the same period in 2013.

Natural Gas Transportation and Storage

The natural gas transportation and storage business contributed $33.7 million of Enogex's consolidated gross margin during the three months ended March 31, 2013 as compared to $37.7 million during the same period in 2012, a decrease of $4.0 million or 10.6 percent.  The transportation operations contributed $24.8 million of Enogex's consolidated gross margin during the three months ended March 31, 2013 as compared to $30.2 million during the same period in 2012.  The storage operations contributed $8.9 million of Enogex's consolidated gross margin during the three months ended March 31, 2013 as compared to $7.5 million during the same period in 2012. Gross margin decreased primarily due to:

•	lower realized margin on sales of natural gas storage inventory, net of hedging activity, which decreased the gross margin by $2.1 million;

•	lower transportation fees due to contract renewals with less favorable terms, which decreased the gross margin by $1.7 million;

•
lower volumes and realized margin on sales of physical natural gas long positions associated with transportation operations, which decreased the gross margin by $1.3 million, net of imbalances and fuel tracker balances; and

•	lower storage fees due to contract renewals with less favorable terms, which decreased the gross margin by $1.1 million.

These decreases in the natural gas transportation and storage gross margin were partially offset by lower of cost or market adjustments during the three months ended March 31, 2012 with no comparable item during the same period in 2013, which increased the gross margin by $5.0 million.

Other operation and maintenance expense for the natural gas transportation and storage business was $1.2 million, or 9.9 percent, lower during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to payroll and benefits costs allocated to the natural gas gathering and processing segment during the three months ended March 31, 2013.

Natural Gas Gathering and Processing

The natural gas gathering and processing business contributed $71.5 million of Enogex's consolidated gross margin during the three months ended March 31, 2013 as compared to $86.6 million during the same period in 2012, a decrease of $15.1 million, or 17.4 percent. The gathering operations contributed $36.8 million of Enogex's consolidated gross margin during the three months ended March 31, 2013 as compared to $30.8 million during the same period in 2012.  The processing operations contributed $34.7 million of Enogex's consolidated gross margin during the three months ended March 31, 2013 as compared to $55.8 million during the same period in 2012.

During the three months ended March 31, 2013, Enogex realized a lower gross margin in its natural gas gathering and processing operations related to lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex’s five largest customers from keep-whole to fixed-fee effective January 1, 2013, which contributed to a decreased gross margin on keep-whole processing of $30.1 million. The decrease in the natural gas gathering and processing gross margin was partially offset by:

•	an increased gross margin on fixed-fee contracts of $5.5 million primarily from the contract conversion discussed above; and

•
an increase in gathering rates and volumes associated with ongoing expansion projects and gas gathering assets acquired in August 2012, which increased the gathering gross margin by $5.1 million and increased the percent-of-liquids and percent-of-proceeds gross margins by $1.8 million.

Other operation and maintenance expense for the natural gas gathering and processing business was $4.2 million, or 14.0 percent, higher during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increased payroll and benefits costs due to increased headcount to support business growth.

Enogex Consolidated Information

Other Income. Enogex's consolidated other income was $10.2 million during the three months ended March 31, 2013 as compared to $0.2 million during the same period in 2012, primarily due to a pre-tax gain of $9.9 million related to the sale of certain gas gathering assets in the Texas Panhandle in January 2013 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Income Tax Expense. Enogex's consolidated income tax expense was $7.7 million during the three months ended March 31, 2013 as compared to $15.3 million during the same period in 2012, a decrease of $7.6 million, or 49.7 percent, primarily due to lower pre-tax income (net of noncontrolling interest) during the three months ended March 31, 2013 as compared to the same period in 2012.

Noncontrolling Interest. Enogex's net income attributable to noncontrolling interest was $5.2 million during the three months ended March 31, 2013 as compared to $10.4 million during the same period in 2012, a decrease of $5.2 million, or 50.0 percent, due to lower net income partially offset by the ArcLight group's increased ownership in Enogex Holdings as a result of the ArcLight group funding capital contributions at a disproportionate percentage to OGE Holdings throughout 2012.

Non-Recurring Items. During the three months ended March 31, 2013, Enogex had an increase in net income of $6.1 million related to a gain on the sale of certain gas gathering assets in the Texas Panhandle, as discussed above, which Enogex does not consider to be reflective of its ongoing performance.

During the three months ended March 31, 2012, Enogex had an increase in net income of $4.6 million due to a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant, which Enogex does not consider to be reflective of its ongoing performance.

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
Reconciliation of EBITDA to net income attributable to Enogex Holdings

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income attributable to Enogex Holdings	$24.8	$49.5
Add:
Interest expense, net	8.1	7.6
Income tax expense (A)	0.1	0.1
Depreciation and amortization expense (B)	28.3	24.1
EBITDA	$61.3	$81.3
OGE Energy's portion	$49.0	$66.1

(A)	As of November 1, 2010, Enogex Holdings' earnings are no longer subject to tax (other than Texas state margin taxes) and are taxable at the individual partner level.

(B)
Includes amortization of certain customer-based intangible assets associated with the acquisition from Cordillera Energy Partners III, LLC in November 2011, which is included in gross margin for financial reporting purposes.

Off-Balance Sheet Arrangement

There have been no significant changes in the Company's off-balance sheet arrangement from those discussed in the Company's 2012 Form 10-K.

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

The balance of Accounts Receivable, Net, and Accrued Unbilled Revenues was $336.5 million and $352.7 million at March 31, 2013 and December 31, 2012, respectively, a decrease of $16.2 million, or 4.6 percent, primarily due to a decrease in OG&E's billings to customers reflecting milder weather in March 2013 as compared to December 2012 partially offset by higher natural gas sales volumes at Enogex in March 2013 as compared to December 2012.

The balance of Accounts Payable was $409.5 million and $396.7 million at March 31, 2013 and December 31, 2012, respectively, an increase of $12.8 million, or 3.2 percent, primarily due to an increase in accruals.

Cash Flows

	Three Months Ended
	March 31,		2013 vs. 2012
(In millions)	2013	2012	$ Change	% Change
Net cash provided from operating activities	$59.2	$120.3	$(61.1)	(50.8)%
Net cash used in investing activities	(289.5)	(295.1)	5.6	(1.9)%
Net cash provided from financing activities	235.6	171.8	63.8	37.1%

Operating Activities

The decrease of $61.1 million, or 50.8 percent, in net cash provided from operating activities during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to:

•	fuel refunds at OG&E in the first quarter of 2013 as compared to fuel over recoveries in the same period in 2012; and

•
lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex’s five largest customers from keep-whole to fixed-fee partially offset by increased gathering rates and volumes and inlet processing volumes associated with ongoing expansion projects and the gas gathering assets acquired in August 2012.

These decreases in net cash provided from operating activities were partially offset by an increase in cash received in the first quarter of 2013 from transmission revenue and higher usage.

Investing Activities

The decrease of $5.6 million, or 1.9 percent, in net cash used in investing activities during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to proceeds received from Enogex's sale of certain gas gathering assets in the Texas Panhandle partially offset by higher levels of capital expenditures in the first quarter of 2013 related to various transmission projects at OG&E and various gathering and processing projects at Enogex.

Financing Activities

The increase of $63.8 million, or 37.1 percent, in net cash provided from financing activities during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due an increase in short-term debt borrowings during the three months ended March 31, 2013 as compared to the same period in 2012.

Future Capital Requirements and Financing Activities

The Company's primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E and Enogex. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, hedging activities, fuel clause under and over recoveries and other general corporate purposes. The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings. OGE Energy believes that the Midstream Partnership has, or will have access to, adequate liquidity and, therefore, no contributions are expected to be necessary to fund the capital expenditures of Enogex from the general partners.

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2013 through 2017 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects.

(In millions)	2013	2014	2015	2016	2017
OG&E Base Transmission	$65	$50	$50	$50	$50
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	100	90	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	355	330	315	315	315
OG&E Known and Committed Projects:
Transmission Projects:
Balanced Portfolio 3E Projects (A)	205	25	—	—	—
SPP Priority Projects (B)	165	110	—	—	—
SPP Integrated Transmission Projects (C)	5	5	—	40	40
Total Transmission Projects	375	140	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	25	25	25	20	—
Total Other Projects	65	50	35	30	—
Total OG&E Known and Committed Projects	440	190	35	70	40
Total OG&E (D)	795	520	350	385	355
Enogex LLC Base Maintenance	50	55	55	55	55
Enogex LLC Known and Committed Projects:
Western Oklahoma/ Texas Panhandle Gathering Expansion (E)(F)	380	180	140	80	65
Other Gathering Expansion	25	15	10	10	10
Total Enogex LLC Known and Committed Projects	405	195	150	90	75
Total Enogex LLC (G)	455	250	205	145	130
OGE Energy	10	10	10	10	10
Total capital expenditures	$1,260	$780	$565	$540	$495

(A)
Balanced Portfolio 3E includes two projects to be built by OG&E and includes: (i) construction of 135 miles of transmission line from OG&E's Seminole substation in a northeastern direction to OG&E's Muskogee substation at an estimated cost of $175 million for OG&E, which is expected to be in service by late 2013 and (ii) construction of 96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at an estimated cost of $115 million for OG&E, which is expected to be in service by mid-2014.

(B)
The Priority Projects consist of several transmission projects, two of which have been assigned to OG&E. The 345 kilovolt projects include: (i) construction of 99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at an estimated cost of $165 million for OG&E, which is expected to be in service by mid-2014 and (ii) construction of 77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company or another company assigned by Mid-Kansas Electric Company at an estimated cost of $150 million to OG&E, which is expected to be in service by late 2014. OG&E began construction on the Hitchland project in November 2012 and expects to begin construction on the Kansas project in June 2013.

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

•
Installation of control equipment for compliance with Mercury and Air Toxics Standards by a deadline of April 16, 2015, with the possibility of a one-year extension. OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. Due to various uncertainties about the final design, the potential use of this technology relating to regional haze measures and the specifications for the control equipment, the resulting cost estimates currently range from $34 million to $72 million per unit.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Environmental Laws and Regulations" below.

(E)
Enogex is constructing a cryogenic processing plant in Custer County, Oklahoma, which is expected add 200 million cubic feet per day of natural gas processing capacity to Enogex's system, and is expected to be supported by the installation of 6,000 horsepower of inlet compression and four miles of transmission pipeline. This plant will be connected to the Enogex "super-header" gathering system and is expected to be in service by the end of the first quarter of 2014.

(F)
In August 2012, Enogex completed construction of its cryogenic processing plant in Wheeler County, Texas, which added 200 million cubic feet per day of rich gas processing capacity to Enogex's system, and is supported by the installation of 9,400 horsepower of field compression, as well as 6,000 horsepower of inlet compression to facilitate additional flexibility in the operation of Enogex's "super-header" gathering system. The remainder of the inlet compression facilities is expected to be in service by the end of the second quarter 2013.

(G)
These capital expenditures represent 100 percent of Enogex LLC's capital expenditures. As a result of the closing of the Midstream Partnership, the funding for the capital expenditures of Enogex will be the responsibility of the Midstream Partnership. OGE Energy believes that the Midstream Partnership has, or will have access to, adequate liquidity and, therefore, no contributions are expected to be necessary to fund the capital expenditures of Enogex from the general partners.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives.

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings would not result in any defaults or accelerations.  Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit. In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, the Company would have been required to post no cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2013.  The Company could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

Following the Company's March 14, 2013 announcement that OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight group and CenterPoint Energy, Inc., agreed to form the Midstream Partnership to own and operate the midstream businesses of OGE Energy and CenterPoint, on March 15, 2013, Standard & Poor's Ratings Services placed the long-term senior unsecured rating of OGE Energy and OG&E on Credit Watch with positive implications which reflects the potential for a one-notch upgrade upon the successful formation and financing of the Midstream Partnership. Enogex's rating by Standard & Poor's Ratings Services remained unchanged with a stable outlook. All other security ratings as previously reported in the Company's 2012 Form 10-K were reaffirmed by the rating organizations.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At March 31, 2013, the Company has revolving credit facilities totaling in the aggregate $1,550.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $707.0 million and $430.9 million at March 31, 2013 and December 31, 2012, respectively. The weighted-average interest rate on short-term debt at March 31, 2013 was 0.37 percent.  The average balance of short-term debt during the three months ended March 31, 2013 was $557.7 million at a weighted-average interest rate of 0.38 percent. The increase in the short-term debt balance at March 31, 2013 as compared to the average balance of short-term debt during the three months ended March 31, 2013 was due to additional borrowings used to fund capital expenditures. The maximum month-end balance of short-term debt during the three months ended March 31, 2013 was $663.9 million. At March 31, 2013, OG&E had $43.1 million in outstanding commercial paper borrowings at a weighted average interest rate of 0.32 percent and $2.1 million in letters of credit at a weighted-average interest rate of 0.53 percent. At March 31, 2013 and December 31, 2012, Enogex had no outstanding borrowings under its revolving credit agreement. At March 31, 2013, borrowings under Enogex LLC's revolving credit agreement were classified as long-term debt in the Company's Condensed Consolidated Balance Sheets as it had a maturity date of December 13, 2016, along with its intent in utilizing its credit agreement.  At March 31, 2013, the Company had $840.9 million of net available liquidity under its revolving credit agreements. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At March 31, 2013, the Company had $7.1 million in cash and cash equivalents.  See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Effective May 1, 2013, the Midstream Partnership entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400 million revolving credit facility was terminated.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt in the second quarter of 2013, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas transportation and storage segment and the natural gas gathering and processing segment, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2012 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 14 and 15 of Notes to Condensed Consolidated Financial Statements, under "Environmental Laws and Regulations" below and in Item 1 of Part II of this Form 10-Q, in Notes 16 and 17 of Notes to Consolidated Financial Statements and Item 3 of Part I of the Company's 2012 Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Environmental Laws and Regulations

The activities of OG&E and Enogex are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's and Enogex's business activities in many ways, such as restricting the way they can handle or dispose of their wastes, requiring remedial action to mitigate pollution conditions that may be caused by their operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E and Enogex believe that their operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2012 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. The stay will remain in place until a decision on the petition for review is complete, which will delay the implementation of the regional haze rule in Oklahoma. The merits of the appeal have been fully briefed and oral argument occurred on March 6, 2013. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Notice of Violation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants. In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process. In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits. The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. OG&E cannot predict at this time when or if litigation will be filed against it as a result of the notice of violation and, if litigation is filed, OG&E cannot predict the outcome of such litigation, but at this time has no reason to believe that it has not acted in compliance with the Federal Clean Air Act. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E entered an agreement with the Sierra Club to toll the statute of limitations with respect to claims the Sierra Club may assert. The EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Except as set forth below, the market risks set forth in Part II, Item 7A of the Company's 2012 Form 10-K appropriately represent, in all material respects, the market risks affecting the Company.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to commodity price risk. The Company's daily net commodity position consists of natural gas inventories, commodity purchase and sales contracts, financial and commodity derivative instruments and anticipated natural gas processing spreads and fuel recoveries.  Quoted market prices are not available for all of the Company's positions; therefore, the value of positions is a summation of the forecasted values calculated for each commodity based upon internally generated forward price curves.  Commodity price risk is estimated as the potential loss in fair value resulting from a hypothetical 20 percent decline in quoted market prices.  The result of this analysis, which may differ from actual results, reflects net commodity price risk to be $20.8 million at March 31, 2013. These amounts represent the Company's exposure, net of the ArcLight group's proportional share.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of the Company's 2012 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

Except as discussed below, there have been no significant changes in the Company's risk factors from those discussed in the Company's 2012 Form 10-K, which are incorporated herein by reference.

The Midstream Partnership may not be able to successfully integrate the operations of Enogex and CenterPoint.

Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to the Midstream Partnership. CenterPoint Energy Field Services, LLC was converted into a Delaware limited partnership that became the Midstream Partnership. CenterPoint contributed to the Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, CenterPoint Energy - Mississippi River Transmission, LLC, and certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute 49 percent of its interest in Southeast Supply Header, LLC.  If the Midstream Partnership

is not able to successfully integrate these operations, it could have an adverse impact on our financial position, results of operations or cash flows.

Effective May 1, 2013, OGE Energy does not control Enogex LLC or the Midstream Partnership, and therefore is not be able to cause or prevent certain actions by the Midstream Partnership.

Our Midstream Partnership has its own governing board, and OGE Energy will not control all of the decisions of that board. Consequently, OGE Energy will be unable solely to cause the Midstream Partnership to take actions that OGE Energy believes would be in our or the Midstream Partnership's best interests. Likewise, OGE Energy will be unable to prevent certain actions of the Midstream Partnership.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the first quarter of 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
1/1/13 - 1/31/13	—		$—	N/A	N/A
2/1/13 - 2/28/13	332	(A)	$59.57	N/A	N/A
3/1/13 - 3/31/13	—		$—	N/A	N/A
(A) These shares of restricted stock were returned to the Company to satisfy tax liabilities.
N/A - not applicable

Item 6.  Exhibits.

Exhibit No.	Description
2.01
Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC. (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed March 15, 2013 (File No. 1-12579) and incorporated by reference herein).

10.01	Form of Performance Unit Agreement under OGE Energy's 2008 Stock Incentive Plan.
10.02
Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,050,000,000 3 year unsecured term loan facility (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed March 15, 2013 (File No. 1-12579) and incorporation by reference herein).

10.03
Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,400,000,000 5 year unsecured revolving credit facility (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed March 15, 2013 (File No. 1-12579) and incorporation by reference herein).

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Description of Capital Stock.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

May 2, 2013