Form 10-Q
period 2013-06-30
OGE ENERGY CORP.
filed 2013-08-08
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At July 15, 2013, there were 198,353,947 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
Company	OGE Energy, collectively with its subsidiaries
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable Midstream Partners	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MRT	CenterPoint Energy - Mississippi River Transmission, LLC, a Delaware limited liability company
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and parent company of Enogex Holdings (prior to May 1, 2013)
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
PSO	Public Service Company of Oklahoma
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

•	the ability of the Company and its subsidiaries to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;

•	prices and availability of electricity, coal, natural gas and NGLs;

•
the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions Enable Midstream Partners serves, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable Midstream Partners' interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by Enable Midstream Partners' gathering and processing business and transporting by Enable Midstream Partners' interstate pipelines, including the impact of natural gas and NGLs prices on the level of drilling and production activities in the regions Enable Midstream Partners serves;

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

•	environmental laws and regulations that may impact the Company's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber-attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties;

•
difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable Midstream Partners that the Company does not control;

•	the risk that Enable Midstream Partners may not be able to successfully integrate the operations of Enogex LLC and the businesses contributed by CenterPoint as discussed in Note 3; and

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to the Company's 2012 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Electric Utility operating revenues	$574.6	$528.0	$1,030.1	$954.7
Natural Gas Midstream Operations operating revenues (Note 1)	159.6	327.0	605.5	741.0
Total operating revenues	734.2	855.0	1,635.6	1,695.7
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	242.8	192.7	442.2	376.3
Natural Gas Midstream Operations cost of goods sold (Note 1)	127.8	216.6	481.4	518.3
Total cost of goods sold	370.6	409.3	923.6	894.6
Gross margin on revenues	363.6	445.7	712.0	801.1
OPERATING EXPENSES
Other operation and maintenance	122.0	153.0	270.0	300.6
Depreciation and amortization	74.4	90.5	166.3	177.1
Impairment of assets	—	0.1	—	0.3
Gain on insurance proceeds	—	—	—	(7.5)
Taxes other than income	23.3	24.8	56.4	55.0
Total operating expenses	219.7	268.4	492.7	525.5
OPERATING INCOME	143.9	177.3	219.3	275.6
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	18.5	—	18.5	—
Allowance for equity funds used during construction	1.5	1.7	2.7	3.6
Other income	4.5	2.5	19.2	10.2
Other expense	(4.2)	(3.6)	(10.7)	(5.5)
Net other income	20.3	0.6	29.7	8.3
INTEREST EXPENSE
Interest on long-term debt	36.0	38.9	75.7	78.1
Allowance for borrowed funds used during construction	(0.7)	(0.9)	(1.4)	(2.0)
Interest on short-term debt and other interest charges	2.0	2.4	4.2	4.4
Interest expense	37.3	40.4	78.5	80.5
INCOME BEFORE TAXES	126.9	137.5	170.5	203.4
INCOME TAX EXPENSE	33.9	35.9	49.5	54.3
NET INCOME	93.0	101.6	121.0	149.1
Less: Net income attributable to noncontrolling interests	1.3	7.7	6.2	18.1
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$91.7	$93.9	$114.8	$131.0
BASIC AVERAGE COMMON SHARES OUTSTANDING	198.3	197.2	198.0	196.8
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.4	197.8	199.1	197.6
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.46	$0.48	$0.58	$0.66
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.46	$0.47	$0.58	$0.66
DIVIDENDS DECLARED PER COMMON SHARE	$0.20875	$0.19625	$0.41750	$0.39250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net income	$93.0	$101.6	$121.0	$149.1
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.8, $0.5, $1.2 and $0.9, respectively	1.0	0.7	1.9	1.5
Amortization of prior service cost, net of tax of $0.1, $0.1, $0.1 and $0.1, respectively	—	0.1	—	0.1
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.3, $0.3, $0.6 and $0.6, respectively	0.5	0.5	1.0	1.0
Amortization of prior service cost, net of tax of ($0.2), ($0.2), ($0.5) and ($0.5), respectively	(0.4)	(0.4)	(0.9)	(0.9)
Deferred commodity contracts hedging gains reclassified in net income, net of tax of $0, $0, ($0.1) and ($1.7), respectively	—	—	(0.1)	(3.3)
Deferred commodity contracts hedging losses, net of tax of $0, ($0.2), $0 and ($0.2), respectively	—	(0.3)	—	(0.3)
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0, $0.1 and $0.1, respectively	—	—	0.1	0.1
Other comprehensive income (loss), net of tax	1.1	0.6	2.0	(1.8)
Comprehensive income (loss)	94.1	102.2	123.0	147.3
Less: Comprehensive income attributable to noncontrolling interests	1.3	7.7	6.3	17.2
Less: Deconsolidation of Enogex Holdings	6.1	—	6.1	—
Total comprehensive income attributable to OGE Energy	$86.7	$94.5	$110.6	$130.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121.0	$149.1
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	167.6	177.1
Impairment of assets	—	0.3
Deferred income taxes and investment tax credits, net	50.7	63.1
Equity in earnings of unconsolidated affiliates	(18.5)	—
Allowance for equity funds used during construction	(2.7)	(3.6)
(Gain) loss on disposition and abandonment of assets	(8.7)	0.7
Gain on insurance proceeds	—	(7.5)
Stock-based compensation	(6.6)	(9.4)
Regulatory assets	3.7	10.3
Regulatory liabilities	(9.8)	(7.6)
Other assets	(0.6)	4.8
Other liabilities	(24.2)	(26.6)
Change in certain current assets and liabilities
Accounts receivable, net	(41.4)	19.9
Accrued unbilled revenues	(25.8)	(25.3)
Income taxes receivable	(3.5)	(8.8)
Fuel, materials and supplies inventories	(20.0)	(3.6)
Fuel clause under recoveries	(1.7)	1.1
Other current assets	(7.4)	(18.5)
Accounts payable	(3.9)	(92.6)
Accounts payable - unconsolidated affiliates	10.5	—
Fuel clause over recoveries	(87.4)	57.7
Other current liabilities	(11.4)	0.9
Net Cash Provided from Operating Activities	79.9	281.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(565.0)	(558.5)
Investment in unconsolidated affiliates	(2.7)	—
Proceeds from insurance	—	7.6
Reimbursement of capital expenditures	—	23.4
Proceeds from sale of assets	35.9	0.6
Net Cash Used in Investing Activities	(531.8)	(526.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	247.5	—
Changes in advances with unconsolidated affiliates	126.2	—
Contributions from noncontrolling interest partners	107.0	1.0
Increase in short-term debt	47.8	319.6
Issuance of common stock	6.8	7.0
Payment of long-term debt	(0.1)	—
Distributions to noncontrolling interest partners	(2.5)	(8.0)
Dividends paid on common stock	(82.6)	(77.1)
Net Cash Provided from Financing Activities	450.1	242.5
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1.8)	(2.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.8	4.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1.8
Accounts receivable, less reserve of $1.5 and $2.6, respectively	186.7	295.3
Accounts receivable - unconsolidated affiliates	9.1	—
Accrued unbilled revenues	83.2	57.4
Income taxes receivable	10.7	7.2
Fuel inventories	98.7	93.3
Materials and supplies, at average cost	81.5	80.9
Deferred income taxes	97.7	187.7
Fuel clause under recoveries	1.7	—
Assets held for sale	—	25.5
Other	37.7	45.1
Total current assets	607.0	794.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,267.2	—
Other	55.9	52.2
Total other property and investments	1,323.1	52.2
PROPERTY, PLANT AND EQUIPMENT
In service	8,849.7	11,504.4
Construction work in progress	421.4	387.5
Total property, plant and equipment	9,271.1	11,891.9
Less accumulated depreciation	2,888.2	3,547.1
Net property, plant and equipment	6,382.9	8,344.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	501.9	510.6
Intangible assets, net	—	127.4
Goodwill	—	39.4
Other	33.6	53.6
Total deferred charges and other assets	535.5	731.0
TOTAL ASSETS	$8,848.5	$9,922.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	June 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$478.7	$430.9
Accounts payable	219.6	396.7
Dividends payable	41.4	41.2
Customer deposits	69.7	70.3
Accrued taxes	40.3	48.1
Accrued interest	45.1	55.0
Accrued compensation	39.5	55.2
Fuel clause over recoveries	21.8	109.2
Other	60.5	69.8
Total current liabilities	1,016.6	1,276.4
LONG-TERM DEBT	2,400.2	2,848.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	366.9	399.8
Deferred income taxes	1,916.2	1,948.8
Deferred investment tax credits	2.9	3.9
Regulatory liabilities	244.4	245.1
Deferred revenues	0.2	37.7
Other	89.8	89.5
Total deferred credits and other liabilities	2,620.4	2,724.8
Total liabilities	6,037.2	6,849.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,059.7	1,047.4
Retained earnings	1,804.9	1,772.4
Accumulated other comprehensive loss, net of tax	(53.3)	(49.1)
Treasury stock, at cost	—	(3.5)
Total OGE Energy stockholders' equity	2,811.3	2,767.2
Noncontrolling interests	—	305.2
Total stockholders' equity	2,811.3	3,072.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,848.5	$9,922.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	114.8	—	6.2	—	121.0
Other comprehensive income (loss), net of tax	—	—	—	1.9	0.1	—	2.0
Dividends declared on common stock	—	—	(82.8)	—	—	—	(82.8)
Issuance of common stock	—	6.9	—	—	—	—	6.9
Stock-based compensation and other	—	(8.4)	—	—	(0.8)	3.5	(5.7)
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at June 30, 2013	$2.0	$1,057.7	$1,804.9	$(53.3)	$—	$—	$2,811.3

Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Net income	—	—	131.0	—	18.1	—	149.1
Other comprehensive income (loss), net of tax	—	—	—	(0.9)	(0.9)	—	(1.8)
Dividends declared on common stock	—	—	(77.4)	—	—	—	(77.4)
Issuance of common stock	—	7.0	—	—	—	—	7.0
Stock-based compensation and other	—	(14.1)	—	—	(3.0)	6.1	(11.0)
Contributions from noncontrolling interest partners	—	—	—	—	1.0	—	1.0
Distributions to noncontrolling interest partners	—	—	—	—	(8.0)	—	(8.0)
Balance at June 30, 2012	$1.0	$1,027.2	$1,628.4	$(41.5)	$263.2	$(0.1)	$2,878.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of the change in the Company’s business segments due to the formation of Enable Midstream Partners, see Note 12. For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements. All significant intercompany transactions have been eliminated in consolidation.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable Midstream Partners and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable Midstream Partners. The Company determined that its contribution of Enogex LLC to Enable Midstream Partners met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable Midstream Partners is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable Midstream Partners using the equity method of accounting. Effective July 30, 2013, the name of Enogex Holdings was changed to Enable Intrastate Holdings II and the name of Enogex LLC was changed to Enable Oklahoma Intrastate Transmission, LLC.

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

As discussed below, the Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2013 and December 31, 2012, the results of its operations for the three and six months ended June 30, 2013 and 2012 and the results of its cash flows for the six months ended June 30, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2012 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	June 30, 2013	December 31, 2012
Regulatory Assets
Current
Crossroads wind farm rider under recovery (A)	$11.3	$14.9
Oklahoma demand program rider under recovery (A)	8.4	9.2
Fuel clause under recoveries	1.7	—
Other (A)	8.4	2.9
Total Current Regulatory Assets	$29.8	$27.0
Non-Current
Benefit obligations regulatory asset	$357.0	$370.6
Income taxes recoverable from customers, net	55.2	54.7
Smart Grid	43.4	42.8
Deferred storm expenses	17.2	12.7
Unamortized loss on reacquired debt	12.4	13.0
Deferred pension expenses	2.4	4.5
Other	14.3	12.3
Total Non-Current Regulatory Assets	$501.9	$510.6
Regulatory Liabilities
Current
Fuel clause over recoveries	$21.8	$109.2
Smart Grid rider over recovery (B)	19.4	24.1
Other (B)	5.1	7.8
Total Current Regulatory Liabilities	$46.3	$141.1
Non-Current
Accrued removal obligations, net	$219.7	$218.2
Pension tracker	12.6	9.2
Deferred pension credits	12.1	17.7
Total Non-Current Regulatory Liabilities	$244.4	$245.1

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Use of Estimates

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas midstream operations segment, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill and equity method investments.

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable Midstream Partners is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable Midstream Partners since it does not have the power to direct the activities of Enable Midstream Partners that are considered most significant to the economic performance of Enable Midstream Partners. As discussed above, OGE Energy accounts for the investment in Enable Midstream Partners using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable Midstream Partners is limited to OGE Energy's equity investment in Enable Midstream Partners as presented on the Company's Condensed Consolidated Balance Sheet at June 30, 2013. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
(In millions)	2013	2012
Balance at January 1	$54.0	$24.8
Liabilities settled (A)	(0.4)	—
Accretion expense	1.1	0.9
Revisions in estimated cash flows (B)	—	26.7
Balance at June 30	$54.7	$52.4

(A)
As a result of the formation of Enable Midstream Partners on May 1, 2013, the Company has no obligations at June 30, 2013 under OGE Holdings' asset retirement obligations previously disclosed in the Company's 2012 10-K.

(B)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during the six months ended June 30, 2013. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Net loss	Prior service cost	Net loss	Prior service cost	Deferred commodity contracts hedging gains	Deferred interest rate swap hedging losses	Noncontrolling interest	Total
Balance at December 31, 2012	$(49.3)	$0.1	$(15.7)	$7.2	$0.1	$(0.5)	$(9.0)	$(49.1)
Amounts reclassified from accumulated other comprehensive income (loss)	1.9	—	1.0	(0.9)	(0.1)	0.1	0.1	1.9
Deconsolidation of Enogex Holdings	2.8	—	1.0	(0.3)	(0.7)	—	8.9	(6.1)
Net current period other comprehensive income (loss)	4.7	—	2.0	(1.2)	(0.8)	0.1	9.0	(4.2)
Balance at June 30, 2013	$(44.6)	$0.1	$(13.7)	$6.0	$(0.7)	$(0.4)	$—	$(53.3)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the three and six months ended June 30, 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Gains (losses) on cash flow hedges
Commodity contracts	$—	$0.2	Cost of goods sold
Interest rate swap	—	(0.2)	Interest expense
	$—	$—	Total before tax

Amortization of defined benefit pension items
Actuarial gains (losses)	$(1.8)	$(3.1)	(A)
Prior service cost	(0.1)	(0.1)	(A)
	(1.9)	(3.2)	Total before tax
	(0.9)	(1.3)	Tax benefit
	(1.0)	(1.9)	Net of tax
	—	(0.1)	Noncontrolling interest
	$(1.0)	$(1.8)	Net of tax and noncontrolling interest

Amortization of postretirement benefit plan items
Actuarial gains (losses)	$(0.8)	$(1.6)	(A)
Prior service cost	0.6	1.4	(A)
	(0.2)	(0.2)	Total before tax
	(0.1)	(0.1)	Tax benefit
	$(0.1)	$(0.1)	Net of tax

Total reclassifications for the period	$(1.1)	$(1.9)	Net of tax and noncontrolling interest

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split and as included as Exhibit 3.01 herein, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

Reclassifications

As discussed in Note 12, the former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable Midstream Partners.

As discussed above, as a result of the stock split effective July 1, 2013, all share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

2.	Accounting Pronouncement

In February 2013, the Emerging Issues Task Force issued "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists." The new standard requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The new standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward or a tax credit carryforward exists. The new standard is effective for interim and annual reporting periods beginning after December 15, 2013 and does not require any new financial statement disclosures. This new standard may be applied retrospectively or prospectively with early adoption permitted. The Company retrospectively adopted this new standard effective January 1, 2013.

3.	Investment in Unconsolidated Affiliates and Related Party Transactions

On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight group and CenterPoint Energy, Inc., agreed to form Enable Midstream Partners to own and operate the midstream businesses of OGE Energy and CenterPoint that will initially be structured as a private limited partnership. This transaction closed on May 1, 2013.
Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable Midstream Partners. Enogex LLC is a provider of integrated natural gas midstream services. Enogex LLC is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex LLC's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. CenterPoint Energy Field Services, LLC, a Delaware limited liability company that provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States and wholly owned subsidiary of CenterPoint, was converted into a Delaware limited partnership that became Enable Midstream Partners. CenterPoint contributed to Enable Midstream Partners its equity interests in each of (i) CenterPoint Energy Gas Transmission Company, LLC, a Delaware limited liability company that is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Louisiana, Oklahoma and Texas, (ii) MRT, a Delaware limited liability company that is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Illinois and Missouri and (iii) certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute a 24.95 percent interest in Southeast Supply Header, LLC, a Delaware limited liability company. CenterPoint indirectly owned a 50 percent interest in Southeast Supply Header, LLC, which owns a 1.0 billion cubic feet per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama.
Immediately prior to closing, on May 1, 2013, the ArcLight group contributed $107.0 million and OGE Energy contributed $9.1 million to Enogex LLC in order to pay down short-term debt. At June 30, 2013, OGE Energy holds 28.5 percent of the limited partners interests in Enable Midstream Partners.

CenterPoint has certain put rights, and Enable Midstream Partners has certain call rights, exercisable with respect to any interest in Southeast Supply Header, LLC retained by CenterPoint following the formation of Enable Midstream Partners, under which CenterPoint would contribute to Enable Midstream Partners CenterPoint's retained interest in Southeast Supply Header, LLC at a price equal to the fair market value of such interest at the time the put right or call right is exercised. If CenterPoint were to exercise such put right or Enable Midstream Partners were to exercise such call right, CenterPoint's retained interest in Southeast Supply Header, LLC would be contributed to Enable Midstream Partners in exchange for consideration consisting of a specified number of limited partnership units and, subject to certain restrictions, a cash payment, payable either from CenterPoint to Enable Midstream Partners or from Enable Midstream Partners to CenterPoint, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in Southeast Supply Header, LLC.

The general partner of Enable Midstream Partners is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable Midstream Partners following an initial public offering of Enable Midstream Partners. In addition, for a period of time, the ArcLight group will have certain protective rights and approval rights over certain material activities of Enable Midstream Partners, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties and acquiring, pledging or disposing of certain material assets. The general partner of Enable Midstream Partners will initially be governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy, Inc. and OGE Energy. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable Midstream Partners using the equity method of accounting.
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in Enable Midstream Partners in an initial public offering. Enable Midstream Partners has agreed to file a registration statement for the initial public offering no later than May 1, 2014 and, subject to limited exceptions, consummate the initial public offering within 180 days of the filing of the registration statement. The Company currently expects that Enable Midstream Partners will file a registration statement during the fourth quarter of 2013. The initial public offering is subject to market conditions and OGE Energy can give no assurances that the initial public offering will be consummated.

Effective May 1, 2013, Enable Midstream Partners entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400 million revolving credit facility was terminated.

Subject to the exceptions provided below, pursuant to the terms of an Omnibus Agreement dated as of May 1, 2013 among OGE Energy, the ArcLight group and CenterPoint Energy, Inc., each of OGE Energy and CenterPoint Energy, Inc. will be required to hold or otherwise conduct all of its respective Midstream Operations (as defined below) located within the United States in Enable Midstream Partners. This restriction will cease to apply to both OGE Energy and CenterPoint Energy, Inc. as soon as either OGE Energy or CenterPoint Energy, Inc. ceases to hold (i) any interest in the general partner of Enable Midstream Partners or (ii) at least 20 percent of the limited partner interests of Enable Midstream Partners. "Midstream Operations" generally means, subject to certain exceptions, the gathering, compression, treatment, processing, blending, transportation, storage, isomerization and fractionation of crude oil and natural gas, its associated production water and enhanced recovery materials such as carbon dioxide, and its respective constituents and the following products: methane, NGLs (Y-grade, ethane, propane, normal butane, isobutane and natural gasoline), condensate, and refined products and distillates (gasoline, refined product blendstocks, olefins, naphtha, aviation fuels, diesel, heating oil, kerosene, jet fuels, fuel oil, residual fuel oil, heavy oil, bunker fuel, cokes, and asphalts), to the extent such activities are located within the United States.
In addition, if OGE Energy or CenterPoint Energy, Inc. acquires any assets or equity of any person engaged in Midstream Operations with a value in excess of $50 million (or $100 million in the aggregate with such party's other acquired Midstream Operations that have not been offered to Enable Midstream Partners), the acquiring party will be required to offer Enable Midstream Partners the opportunity to acquire such assets or equity for such value; provided, that the acquiring party will not be obligated to offer any such assets or equity to Enable Midstream Partners if the acquiring party intends to cease using them in Midstream Operations within 12 months. If Enable Midstream Partners does not exercise its option, then the acquiring party will be free to retain and operate such Midstream Operations; provided, however, that if the fair market value of such Midstream Operations is greater than 66 2/3 percent of the fair market value of all of the assets being acquired in such transaction, then the acquiring party will be required to dispose of such Midstream Operations within 24 months.
As long as the ArcLight group has certain protective rights, the ArcLight group will be prohibited from pursuing any transaction independently from Enable Midstream Partners (i) if the ArcLight group's consent is required for Enable Midstream Partners to pursue such transaction and (ii) the ArcLight group affirmatively votes not to consent to such transaction.

On May 1, 2013, OGE Energy, OGE Holdings and Enable Midstream Partners entered into a Seconding Agreement. During the term of the Seconding Agreement, OGE Holdings' employees will continue to perform services for Enable Midstream Partners and its subsidiaries.

Related Party Transactions

As OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013, operating costs charged between the Company and its affiliate, Enable Midstream Partners, after May 1, 2013, which were previously eliminated in consolidation, are discussed below.

OGE Energy charged operating costs to the Enogex Holdings/Enable Midstream Partners of $7.9 million and $14.6 million during the three and six months ended June 30, 2013, respectively. OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliates based on several factors. Operating costs directly related to specific subsidiaries and unconsolidated affiliates are assigned to those subsidiaries and unconsolidated affiliates.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliates receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliates are allocated among the subsidiaries and unconsolidated affiliates, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

As OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013, related party transactions between the Company and its affiliate, Enable Midstream Partners, after May 1, 2013, which were previously eliminated in consolidation, are discussed below.

Two Months Ended
June 30,
(In millions)	2013
Operating Revenues:
Electricity to power electric compression assets	$1.3
Cost of Goods Sold:
Natural gas transportation services	$5.8
Natural gas storage services	2.3
Natural gas purchases (A)	2.5

(A)	At June 30, 2013, there was $1.2 million of natural gas purchases recorded for these activities.

Summarized Financial Information of Enable Midstream Partners

As Enable Midstream Partners began operations on May 1, 2013, summarized unaudited financial information for 100 percent of Enable Midstream Partners is presented below at June 30, 2013 (at historical cost) and for the two months ended June 30, 2013. Fair value information for Enable Midstream Partners' information below is not currently available; however, OGE Holdings expects these fair value amounts to be available by the end of the third quarter of 2013.

Balance Sheet	June 30, 2013
(In millions)
Current assets	$393.9
Non-Current assets	8,209.2
Current liabilities	379.6
Non-Current liabilities	2,249.1

Two Months Ended
Income Statement	June 30, 2013
(In millions)
Operating revenues	$502.0
Gross margin	207.4
Operating expenses	132.4
Net income	65.1

Enable Midstream Partners concluded that the formation of Enable Midstream Partners was considered a business combination, and CenterPoint was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity will accordingly be adjusted to estimated fair value as of May 1, 2013.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  Enable Midstream Partners is using appraisers to assist in the determination of fair value of certain assets.  Enable Midstream Partners' valuation is expected to be finalized in the third quarter of 2013.  OGE Energy does not expect that its estimated equity in earnings of Enable Midstream Partners in the second quarter of 2013 will be materially different as a result of the fair value determination.

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

The Company had no material financial instruments measured at fair value on a recurring basis at June 30, 2013. The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 as well as presents the Company's commodity contracts fair value included in the Company's Condensed Consolidated Balance Sheet at December 31, 2012. The Company adopted the Financial Accounting Standards Board accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company posted $0.2 million of collateral at December 31, 2012 which has been included within netting adjustments in the table below. The Company held no collateral at December 31, 2012. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Consolidated Balance Sheet at December 31, 2012. The Company held no Level 3 investments at December 31, 2012.

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

(B)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $5.9 million at December 31, 2012, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(C)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1.2 million at December 31, 2012, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,154.3	$2,465.6	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.6	10.7	10.7	10.0
OGE Energy Senior Notes	99.9	104.5	99.9	106.3
Enogex LLC Senior Notes	(A)	(A)	448.4	493.4
Enogex LLC Term Loan	(A)	(A)	250.0	250.0

(A)
As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company's consolidated financial statements do not include any obligations for the Enogex LLC Senior Notes and Enogex LLC Term Loan as of May 1, 2013.

The Company's long-term debt is valued at the carrying amount. The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy except for the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed using derivatives instruments is interest rate risk. The Company is also exposed to credit risk in its business operations.

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

The Company previously designated as cash flow hedges derivatives for OGE Holdings' NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges).  The Company also previously designated as cash flow hedges certain derivatives for certain natural gas storage inventory positions. The Company had no material instruments designated as cash flow hedges at June 30, 2013.

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

At June 30, 2013 and December 31, 2012, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated as Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in OGE Holdings' asset management activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At June 30, 2013 and December 31, 2012, the Company had no material derivative instruments that were not designated as hedging instruments.

Balance Sheet Presentation Related to Derivative Instruments

The Company had no material derivative instruments included in its Condensed Consolidated Balance Sheet at June 30, 2013. The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at December 31, 2012 are as follows:

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

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.5)	$—	$—
Interest Rate Swap	—	(0.1)	—
Total	$(0.5)	$(0.1)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(3.7)
Natural Gas Financial Futures/Swaps	0.6
Total	$(3.1)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the six months ended June 30, 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.2)	$5.2	$—
Interest Rate Swap	—	(0.2)	—
Total	$(0.2)	$5.0	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(6.1)
Natural Gas Financial Futures/Swaps	1.0
Total	$(5.1)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the three and six months ended June 30, 2012, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three and six months ended June 30, 2012, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

At June 30, 2013 the Company had no derivative instruments that contain credit-risk related contingent features.

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2013 and 2012 related to the Company's performance units and restricted stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Performance units
Total shareholder return	$1.9	$2.0	$3.9	$3.8
Earnings per share	0.7	0.6	1.3	1.3
Total performance units	2.6	2.6	5.2	5.1
Restricted stock	0.1	0.2	0.2	0.4
Total compensation expense	2.7	2.8	5.4	5.5
Less: Amount paid by unconsolidated affiliates	0.6	—	0.6	—
Net compensation expense	$2.1	$2.8	$4.8	$5.5
Income tax benefit	$1.0	$1.1	$2.1	$2.2

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units. During the three and six months ended June 30, 2013, there were 33,000 shares and 549,520 shares, respectively, of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the six months ended June 30, 2013, there were 125,264 of treasury stock shares issued. During the three and six months ended June 30, 2013, there were 5,810 shares and 6,474 shares of restricted stock, respectively, returned to the Company to satisfy tax liabilities. The Company received $1.2 million and $1.4 million during the three and six months ended June 30, 2013 related to exercised stock options. The Company did not realize an income tax benefit for the tax deductions from the exercised stock options during the three and six months ended June 30, 2013 due to the Company being in a tax net operating loss position in 2013.

As a result of the formation of Enable Midstream Partners on May 1, 2013, 50 percent of OGE Holdings' 2013 performance unit grants that were previously based on earnings before interest, taxes, depreciation and amortization were converted to stock-based compensation. The performance unit grants converted totaled 91,390, which is comprised of 45,596 total shareholder return performance units with a $25.89 grant date fair value and 45,794 earnings per share performance units with a $26.73 grant date fair value. The amount of these performance units were adjusted for the effects of the stock split.

7.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2009 or state and local tax examinations by tax authorities for years prior to 2005.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

As previously reported in the Company's 2012 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2013, OG&E recorded a reserve of $7.8 million ($5.1 million after tax) related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

As a result of acquiring an equity interest in Enable Midstream Partners, the Company has a lower effective tax rate in conjunction with the formation of Enable Midstream Partners in states with lower state tax rates, which reduced income tax expense for the three months ended June 30, 2013 by $3.9 million. In addition, deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings increased income tax expense for the three months ended June 30, 2013 by $3.9 million.

Acquisition of the equity interest in Enable Midstream Partners on May 1, 2013, is also expected to increase the Company's utilization of net operating loss carryforwards throughout 2013. The Company now projects utilization of approximately $227.0 million ($147.6 million after tax) of Federal net operating loss carryforwards and $42.0 million ($39.6 million after tax) of state net operating loss carryforwards in 2013.

8.	Common Equity

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split and as included as Exhibit 3.01 herein, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 91,588 shares and 198,790 shares, respectively, of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2013 and received proceeds of $3.3 million and $6.4 million, respectively.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At June 30, 2013, there were 4,046,198 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net Income Attributable to OGE Energy	$91.7	$93.9	$114.8	$131.0
Average Common Shares Outstanding
Basic average common shares outstanding	198.3	197.2	198.0	196.8
Effect of dilutive securities:
Contingently issuable shares (performance units)	1.1	0.6	1.1	0.8
Diluted average common shares outstanding	199.4	197.8	199.1	197.6
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.46	$0.48	$0.58	$0.66
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.46	$0.47	$0.58	$0.66
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.	Long-Term Debt

At June 30, 2013, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.20%	-	0.34%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21%	-	0.39%	Muskogee Industrial Authority, January 1, 2025	32.4
0.15%	-	0.30%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures, general corporate expenses and for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

10.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $478.7 million and $430.9 million at June 30, 2013 and December 31, 2012, respectively. The following table provides information regarding the Company's revolving credit agreements at June 30, 2013.

	Aggregate		Amount	Weighted-Average
Entity	Commitment		Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0		$478.7	0.31%	(E)	December 13, 2017	(F)
OG&E (C)	400.0		2.1	0.53%	(E)	December 13, 2017	(F)
Total	$1,150.0	(D)	$480.8	0.31%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2013.

(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At June 30, 2013, there was $478.7 million in outstanding commercial paper borrowings.

(C)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At June 30, 2013, there was $2.1 million supporting letters of credit.

(D)
Effective May 1, 2013, Enable Midstream Partners entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400 million revolving credit facility was terminated.

(E)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(F)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate 1,150.0 million ($750 million for the Company and $400 million for OG&E). Each of the credit facilities contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements to December 13, 2017.

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

11.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$4.5	$4.5	$9.5	$9.0	$0.3	$0.2	$0.6	$0.5
Interest cost	6.8	7.5	13.4	15.0	0.2	0.2	0.3	0.3
Expected return on plan assets	(11.9)	(11.5)	(24.2)	(23.0)	—	—	—	—
Amortization of net loss	7.0	6.0	13.2	11.9	0.1	0.1	0.2	0.2
Amortization of unrecognized prior service cost (A)	0.4	0.5	0.9	1.1	—	0.1	0.1	0.3
Total net periodic benefit cost	6.8	7.0	12.8	14.0	0.6	0.6	1.2	1.3
Less: Amount paid by unconsolidated affiliates	1.0	—	1.0	—	—	—	—	—
Net periodic benefit cost (net of unconsolidated affiliates)	$5.8	$7.0	$11.8	$14.0	$0.6	$0.6	$1.2	$1.3

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $6.4 million and $7.6 million of net periodic benefit cost recognized during the three months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the three months ended June 30, 2013 and 2012 of $1.2 million and $2.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $13.0 million and $15.3 million of net periodic benefit cost recognized during the six months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the six months ended June 30, 2013 and 2012 of $3.1 million and $5.7 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$1.0	$1.1	$2.2	$2.1
Interest cost	2.6	3.0	5.2	6.0
Expected return on plan assets	(0.7)	(0.7)	(1.3)	(1.5)
Amortization of transition obligation	—	0.7	—	1.4
Amortization of net loss	5.4	5.1	10.7	10.2
Amortization of unrecognized prior service cost (A)	(4.2)	(4.2)	(8.3)	(8.3)
Total net periodic benefit cost	4.1	5.0	8.5	9.9
Less: Amount paid by unconsolidated affiliates	0.4	—	0.4	—
Net periodic benefit cost (net of unconsolidated affiliates)	$3.7	$5.0	$8.1	$9.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.7 million and $5.0 million of net periodic benefit cost recognized during the three months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2013 and 2012 of $0.2 million and $0.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $8.1 million and $9.9 million of net periodic benefit cost recognized during the six months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2013 and 2012 of $0.3 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

The capitalized portion of net periodic pension benefit cost was $1.5 million and $2.6 million during the three and six months ended June 30, 2013 as compared to $1.6 million and $3.1 million during the same period in 2012. The capitalized portion of net periodic postretirement benefit cost was $0.8 million and $1.6 million during the three and six months ended June 30, 2013 as compared to $1.0 million and $2.0 million during the same period in 2012.

Pension Plan Funding

The Company previously reported in its 2012 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2013. In May 2013, the Company contributed $35 million to its Pension Plan. No additional contributions are expected in 2013.

12.	Report of Business Segments

Previously, the Company's business was divided into three segments as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing. On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight group and CenterPoint Energy, Inc., agreed to form Enable Midstream Partners to own and operate the midstream businesses of OGE Energy and CenterPoint that will initially be structured as a private limited partnership. As a result, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable Midstream Partners using the equity method of accounting. The Company's business is now divided into two segments for financial reporting purposes as follows: (i) electric utility and (ii) natural gas midstream operations. The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. Equity in earnings of unconsolidated affiliates in the natural gas midstream operations segment includes OGE Energy's equity interest in Enable Midstream Partners from May 1, 2013 through June 30, 2013. Other than equity in earnings of unconsolidated affiliates, all amounts for the natural gas midstream operations segment are through April 30, 2013. Investment in unconsolidated affiliates in the natural gas midstream operations segment includes OGE Energy's investment in Enable Midstream Partners at June 30, 2013. Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.  In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three months ended June 30, 2013 and 2012.

Three Months Ended June 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$574.6	$166.1	$—	$(6.5)	$734.2
Cost of goods sold	247.6	129.7	—	(6.7)	370.6
Gross margin on revenues	327.0	36.4	—	0.2	363.6
Other operation and maintenance	107.0	15.7	(0.7)	—	122.0
Depreciation and amortization	62.0	9.2	3.2	—	74.4
Taxes other than income	19.9	2.5	0.9	—	23.3
Operating income (loss)	$138.1	$9.0	$(3.4)	$0.2	$143.9
Equity in earnings of unconsolidated affiliates	$—	$18.5	$—	$—	$18.5

Investment in unconsolidated affiliates	$—	$1,267.2	$—	$—	$1,267.2
Total assets	$7,453.6	$1,266.8	$189.4	$(61.3)	$8,848.5

Three Months Ended June 30, 2012	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$528.0	$344.0	$—	$(17.0)	$855.0
Cost of goods sold	204.6	222.6	—	(17.9)	409.3
Gross margin on revenues	323.4	121.4	—	0.9	445.7
Other operation and maintenance	114.7	42.7	(4.4)	—	153.0
Depreciation and amortization	62.7	24.3	3.5	—	90.5
Impairment of assets	—	0.1	—	—	0.1
Taxes other than income	18.2	5.7	0.9	—	24.8
Operating income (loss)	$127.8	$48.6	$—	$0.9	$177.3

Total assets	$6,833.2	$2,395.3	$331.4	$(208.5)	$9,351.4

Six Months Ended June 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,030.1	$630.4	$—	$(24.9)	$1,635.6
Cost of goods sold	460.6	489.0	—	(26.0)	923.6
Gross margin on revenues	569.5	141.4	—	1.1	712.0
Other operation and maintenance	212.1	60.9	(3.0)	—	270.0
Depreciation and amortization	123.3	36.8	6.2	—	166.3
Taxes other than income	43.1	10.5	2.8	—	56.4
Operating income (loss)	$191.0	$33.2	$(6.0)	$1.1	$219.3
Equity in earnings of unconsolidated affiliates	$—	$18.5	$—	$—	$18.5

Investment in unconsolidated affiliates	$—	$1,267.2	$—	$—	$1,267.2
Total assets	$7,453.6	$1,266.8	$189.4	$(61.3)	$8,848.5

Six Months Ended June 30, 2012	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$954.7	$773.6	$—	$(32.6)	$1,695.7
Cost of goods sold	400.1	527.9	—	(33.4)	894.6
Gross margin on revenues	554.6	245.7	—	0.8	801.1
Other operation and maintenance	225.3	85.0	(9.7)	—	300.6
Depreciation and amortization	122.4	47.7	7.0	—	177.1
Impairment of assets	—	0.3	—	—	0.3
Gain on insurance proceeds	—	(7.5)	—	—	(7.5)
Taxes other than income	39.3	13.0	2.7	—	55.0
Operating income (loss)	$167.6	$107.2	$—	$0.8	$275.6

Total assets	$6,833.2	$2,395.3	$331.4	$(208.5)	$9,351.4

13.	Commitments and Contingencies

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

In February 2013, through a request for proposal, OG&E entered into various multiple month term natural gas contracts for 55.8 percent of its remaining forecasted 2013 natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through monthly and daily purchases which are expected to be made at market prices.

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant.  The existing contract will expire on January 1, 2015. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 3,600 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2030. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours. Based on historical usage and current expectations for future usage, this contract is expected to run until 2027. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Enable Midstream Partners Transportation Contract

Enable Midstream Partners provides gas transmission delivery services to all of PSO's natural gas-fired electric generation facilities in Oklahoma under a firm intrastate transportation contract. The PSO contract provides for a monthly demand charge plus variable transportation charges including fuel. The stated term of the PSO contract was set to expire January 1, 2014, but the contract remains in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the next succeeding annual period.  Because neither party provided notice of termination 180 days prior to January 1, 2014, the PSO contract will remain in effect at least through January 1, 2015.

OGE Holdings Noncancellable Operating Leases

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company has no obligations included in its Consolidated Financial Statements at June 30, 2013 under OGE Holdings' noncancellable lease obligations previously disclosed in the Company's 2012 Form 10-K.

Enogex Energy Resources, Inc. Commitments

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company has no obligations included in its Consolidated Financial Statements at June 30, 2013, under Enogex Energy Resources, Inc.'s commitments previously disclosed in the Company's 2012 Form 10-K.

Environmental Laws and Regulations
United States v. OG&E (Federal Clean Air Act New Source Review Litigation)
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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E expects that the Sierra Club will seek to intervene in the litigation initiated by the EPA. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

Market-Based Rate Authority

On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rates sales outside of the SPP's energy imbalance service market. On May 2, 2013, the FERC issued an order accepting OG&E's June 2012 triennial market power update.

Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011. On April 9, 2013, the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. On June 18, 2013, the OCC issued an order approving the administrative law judge’s recommendation.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP currently has a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build various transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are described as those subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) subsequent to the effective date of the regulatory compliance filings required by the rule, which were filed on November 13, 2012. On May 29, 2013, the Governor signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kilovolts that interconnect to those incumbent entities' existing facilities. OG&E believes this law is consistent with the language of Order No. 1000.

On July 18, 2013, the FERC issued an order on the SPP's Order No. 1000 compliance filing.  This order accepted in part and rejected in part the SPP's plan for complying with Order No. 1000.  The FERC rejected the SPP's plan to retain the right of first refusal for projects that would operate between 100 kilovolts and 300 kilovolts.  However, the FERC clarified that a right of first refusal was appropriate in certain circumstances.  It is not clear how the FERC's order will relate to the recently enacted Oklahoma law addressing a right of first refusal for lower voltages.  The SPP was ordered to submit another compliance filing by November 15, 2013.

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

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of the change in the Company’s business segments due to the formation of Enable Midstream Partners, see Note 12 of Notes to Condensed Consolidated Financial Statements. For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable Midstream Partners and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable Midstream Partners. The Company determined that its contribution of Enogex LLC to Enable Midstream Partners met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable Midstream Partners is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable Midstream Partners using the equity method of accounting.

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

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

Overview

Company Strategy

The Company's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure, through its equity interest in Enable Midstream Partners, and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business, through its equity interest in Enable Midstream Partners, while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses. Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate of five to seven percent on a weather-normalized basis, maintaining a strong credit rating as well as increasing the dividend to meet the Company's dividend payout objectives.  The Company's target payout ratio is to pay out dividends no more than 60 percent of its normalized earnings on an annual basis.  The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities.  The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

Summary of Operating Results
Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

Net income attributable to OGE Energy was $91.7 million, or $0.46 per diluted share, during the three months ended June 30, 2013 as compared to $93.9 million, or $0.47 per diluted share, during the same period in 2012. The decrease in net income attributable to OGE Energy of $2.2 million, or 2.3 percent, during the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to:

•
an increase in net income at OG&E of $5.6 million, or 7.6 percent, or $0.03 per diluted share of the Company's common stock, primarily due to a higher gross margin mainly attributable to higher transmission revenue partially offset by milder weather, and lower other operations and maintenance expense. These increases in net income were partially offset by higher taxes other than income, higher interest expense and higher income tax expense;

•
a decrease in net income attributable to OGE Holdings of $6.2 million, or 29.5 percent, or $0.03 per diluted share of the Company's common stock, due to lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex LLC's five largest customers from keep-whole to fixed-fee, in addition to slightly higher other operation and maintenance expense and depreciation and amortization expense. These decreases were partially offset by the accretive effect to OGE Holdings of Enable Midstream Partners, increased gathering rates and volumes and inlet processing volumes associated with ongoing expansion projects and the gas gathering assets acquired in August 2012; and

•
a decrease in net income attributable to OGE Energy of $1.6 million, or $0.01 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable Midstream Partners as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

Net income attributable to OGE Energy was $114.8 million, or $0.58 per diluted share, during the six months ended June 30, 2013 as compared to $131.0 million, or $0.66 per diluted share, during the same period in 2012. The decrease in net income attributable to OGE Energy of $16.2 million, or 12.4 percent, during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to:

•
an increase in net income at OG&E of $6.5 million, or 7.6 percent, or $0.03 per diluted share of the Company's common stock, primarily due to a higher gross margin mainly attributable to higher transmission revenue partially offset by lower recovery of investments, and lower other operation and maintenance expense. These increases in net income were partially offset by higher taxes other than income, lower other income, higher interest expense and higher income tax expense;

•
a decrease in net income attributable to OGE Holdings of $18.8 million, or 41.0 percent, or $0.09 per diluted share of the Company's common stock, due to lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex LLC's five largest customers from keep-whole to fixed-fee, in addition to slightly higher other operation and maintenance expense and depreciation and amortization expense. These decreases were partially offset by the accretive effect to OGE Holdings of Enable Midstream Partners, increased gathering rates and volumes and inlet processing volumes associated with ongoing expansion projects and the gas gathering assets acquired in August 2012; and

•
a decrease in net income attributable to OGE Energy of $3.9 million, or $0.02 per diluted share of the Company's common stock, primarily due to losses associated with valuation differences between the deferred compensation assets and liabilities for investments that are based on the Company's common stock and transaction expenses related to the formation of Enable Midstream Partners as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Regulatory Matter

Enable Midstream Partners FERC Rate Proceeding

In August 2012, MRT, a subsidiary of Enable Midstream Partners and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the FERC pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813 percent (based on a return on equity of 13.62 percent), a regulatory compliance cost surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of CenterPoint Energy Gas Transmission Company, LLC's firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT's rate filing. In September 2012, the FERC issued an order accepting MRT's filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. Following continued negotiations with its customers, on July 25, 2013, MRT filed a motion to suspend the procedural schedule for the proceeding, which motion was granted on July 26, 2013.  On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed regulatory compliance cost surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  MRT expects the FERC approval of the settlement either late in the third quarter or early in the fourth quarter of 2013, with the settlement rates going into effect thereafter.  MRT will be making refunds to certain of its customers for amounts collected between the requested $103.8 million cost of service and the $84.0 million settlement cost of service, which amounts have already been reserved by Enable Midstream Partners.

2013 Outlook

The Company's 2013 consolidated earnings guidance remains unchanged between approximately $335 million to $360 million of net income, or $1.68 to $1.80 per average diluted share (adjusted for the stock split). However, the Company is projecting earnings to be at the high end of the guidance range based primarily on the accretive impact of the formation of Enable Midstream Partners, partially offset by higher transaction costs associated with the agreement at the holding company. This guidance assumes normal weather for the remainder of the year and includes the impact from OGE Energy's equity interest in Enable Midstream Partners as well as certain assumptions discussed below. See the Company's 2012 Form 10-K for other key factors and assumptions underlying its 2013 earnings guidance.

Key assumptions for 2013 include:

Consolidated OGE

•	Approximately 200 million average diluted shares outstanding (adjusted for the stock split); and

•
A projected loss at the holding company between approximately $6 million and $8 million, or $0.03 to $0.04 per diluted share, as compared to previous earnings guidance of between approximately $2 million and $4 million, or $0.01 to $0.02 per diluted share, primarily due to transaction expenses related to the formation of Enable Midstream Partners as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Natural Gas Midstream Operations

The Company projects earnings from Natural Gas Midstream Operations to be between $70 million and $90 million of net income or $0.35 to $0.45 per average diluted share, an increase from the previously issued guidance of between approximately $55 million to $75 million, or $0.28 to $0.38 per average diluted share. The increase is based primarily on the accretion from the formation of Enable Midstream Partners, LP.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and six months ended June 30, 2013 as compared to the same period in 2012 and the Company's consolidated financial position at June 30, 2013. Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2013	2012	2013	2012
Operating income	$143.9	$177.3	$219.3	$275.6
Net income attributable to OGE Energy	$91.7	$93.9	$114.8	$131.0
Basic average common shares outstanding (A)	198.3	197.2	198.0	196.8
Diluted average common shares outstanding (A)	199.4	197.8	199.1	197.6
Basic earnings per average common share attributable to OGE Energy common shareholders (A)	$0.46	$0.48	$0.58	$0.66
Diluted earnings per average common share attributable to OGE Energy common shareholders (A)	$0.46	$0.47	$0.58	$0.66
Dividends declared per common share (A)	$0.20875	$0.19625	$0.41750	$0.39250

(A)	These amounts have been adjusted to reflect the effects of the stock split.

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income, as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
OG&E (Electric Utility)	$138.1	$127.8	$191.0	$167.6
OGE Holdings (Natural Gas Midstream Operations) (A)	9.0	48.6	33.2	107.2
Other Operations (B)	(3.2)	0.9	(4.9)	0.8
Consolidated operating income	$143.9	$177.3	$219.3	$275.6

(A)
The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Operating revenues	$574.6	$528.0	$1,030.1	$954.7
Cost of goods sold	247.6	204.6	460.6	400.1
Gross margin on revenues	327.0	323.4	569.5	554.6
Other operation and maintenance	107.0	114.7	212.1	225.3
Depreciation and amortization	62.0	62.7	123.3	122.4
Taxes other than income	19.9	18.2	43.1	39.3
Operating income	138.1	127.8	191.0	167.6
Allowance for equity funds used during construction	1.5	1.7	2.7	3.6
Other income	0.8	0.8	3.5	6.0
Other expense	0.3	0.6	0.8	1.3
Interest expense	33.0	31.1	64.4	62.0
Income tax expense	28.1	25.2	40.0	28.4
Net income	$79.0	$73.4	$92.0	$85.5
Operating revenues by classification
Residential	$218.9	$215.8	$402.3	$385.4
Commercial	146.4	134.0	252.0	233.9
Industrial	58.1	51.1	104.2	95.3
Oilfield	48.0	40.7	84.8	77.3
Public authorities and street light	56.0	50.7	97.6	90.1
Sales for resale	15.3	13.1	29.8	25.9
System sales revenues	542.7	505.4	970.7	907.9
Off-system sales revenues	3.3	5.1	5.4	14.0
Other	28.6	17.5	54.0	32.8
Total operating revenues	$574.6	$528.0	$1,030.1	$954.7
Megawatt-hour sales by classification (In millions)
Residential	2.1	2.2	4.3	4.1
Commercial	1.8	1.8	3.3	3.3
Industrial	1.0	1.0	1.9	2.0
Oilfield	0.8	0.9	1.6	1.7
Public authorities and street light	0.8	0.9	1.5	1.6
Sales for resale	0.3	0.3	0.6	0.6
System sales	6.8	7.1	13.2	13.3
Off-system sales	0.1	0.2	0.2	0.6
Total sales	6.9	7.3	13.4	13.9
Number of customers	801,491	793,998	801,491	793,998
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	4.374	2.576	3.884	2.727
Coal	2.304	2.276	2.295	2.260
Total fuel	3.008	2.275	2.822	2.303
Total fuel and purchased power	3.440	2.669	3.218	2.701
Degree days (A)
Heating - Actual	365	75	2,165	1,457
Heating - Normal	203	203	2,001	2,001
Cooling - Actual	596	793	600	854
Cooling - Normal	625	625	638	638

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

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012
OG&E's operating income increased $10.3 million, or 8.1 percent, during the three months ended June 30, 2013 as compared to the same period in 2012 primarily due a higher gross margin and lower other operation and maintenance expense partially offset by higher taxes other than income.
Gross Margin
Operating revenues were $574.6 million during the three months ended June 30, 2013 as compared to $528.0 million during the same period in 2012, an increase of $46.6 million, or 8.8 percent. Cost of goods sold was $247.6 million during the three months ended June 30, 2013 as compared to $204.6 million during the same period in 2012, an increase of $43.0 million, or 21.0 percent. Gross margin was $327.0 million during the three months ended June 30, 2013 as compared to $323.4 million during the same period in 2012, an increase of $3.6 million, or 1.1 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$11.0
New customer growth	2.6
Price variance (B)	2.6
Non-residential demand and related revenues	(1.3)
Quantity variance (primarily weather)	(11.3)
Change in gross margin	$3.6

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Increased primarily due to sales and customer mix and timing of the Oklahoma rate increase.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $170.8 million during the three months ended June 30, 2013 as compared to $145.8 million during the same period in 2012, an increase of $25.0 million, or 17.1 percent, primarily due to higher natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $70.8 million during the three months ended June 30, 2013 as compared to $55.7 million during the same period in 2012, an increase of $15.1 million, or 27.1 percent, primarily due to an increase in purchases in the energy imbalance service market. Transmission-related charges were $6.0 million during the three months ended June 30, 2013 as compared to $3.1 million during the same period in 2012, an increase of $2.9 million, or 93.5 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, OGE Holdings.

Operating Expenses

Other operation and maintenance expense was $107.0 million during the three months ended June 30, 2013 as compared to $114.7 million during the same period in 2012, a decrease of $7.7 million, or 6.7 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$(5.5)
Employee benefits (B)	(2.9)
Regular salaries and wages (C)	(1.3)
Other	(0.1)
Overtime wages (D)(E)	2.1
Change in other operation and maintenance expense	$(7.7)

(A)	Decreased due to delay in timing of outages to later in 2013.

(B)	Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case.

(C)	Decreased primarily due to lower headcount in 2013.

(D)	Increased primarily due to recovery efforts from May 2013 storms.

(E)	Includes costs that are being recovered through a rider.

Depreciation and amortization expense was $62.0 million during the three months ended June 30, 2013 as compared to $62.7 million during the same period in 2012, a decrease of $0.7 million, or 1.1 percent, primarily due to the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the six months ended June 30, 2013, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland transmission project which was fully in service in February 2013.

Additional Information

Income Tax Expense. Income tax expense was $28.1 million during the three months ended June 30, 2013 as compared to $25.2 million during the same period in 2012, an increase of $2.9 million or 11.5 percent, primarily due to higher pre-tax income partially offset by an increase in the amount of Federal production tax credits recognized during the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

OG&E's operating income increased $23.4 million, or 14.0 percent, during the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to a higher gross margin and lower other operation and maintenance expense partially offset by higher taxes other than income.
Gross Margin
Operating revenues were $1,030.1 million during the six months ended June 30, 2013 as compared to $954.7 million during the same period in 2012, an increase of $75.4 million, or 7.9 percent. Cost of goods sold was $460.6 million during the six months ended June 30, 2013 as compared to $400.1 million during the same period in 2012, an increase of $60.5 million, or 15.1 percent. Gross margin was $569.5 million during the six months ended June 30, 2013 as compared to $554.6 million during the same period in 2012, an increase of $14.9 million, or 2.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$20.6
New customer growth	5.2
Other	0.5
Quantity variance (primarily weather)	(2.3)
Price variance (B)	(9.1)
Change in gross margin	$14.9

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $317.3 million during the six months ended June 30, 2013 as compared to $288.9 million during the same period in 2012, an increase of $28.4 million, or 9.8 percent, primarily due to higher natural gas prices partially offset by lower coal generation. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $130.8 million during the six months ended June 30, 2013 as compared to $104.7 million during the same period in 2012, an increase of $26.1 million, or 24.9 percent, primarily due to an increase in purchases in the energy imbalance service market. Transmission-related charges were $12.5 million during the six months ended June 30, 2013 as compared to $6.5 million during the same period in 2012, an increase of $6.0 million, or 92.3 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $212.1 million during the six months ended June 30, 2013 as compared to $225.3 million during the same period in 2012, a decrease of $13.2 million, or 5.9 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(6.1)
Ongoing maintenance at power plants (B)	(5.7)
Regular salaries and wages (C)	(2.8)
Corporate overheads and allocations (D)	(2.0)
Demand side management customer payments (E)	(1.3)
Other	0.7
Capitalized labor	1.8
Overtime wages (E)(F)	2.2
Change in other operation and maintenance expense	$(13.2)

(A)	Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case.

(B)	Decreased due to delay in timing of outages to later in 2013.

(C)	Decreased primarily due to lower headcount in 2013.

(D)	Decreased primarily due to decreases in depreciation expense, software expense, contract technical expense and sales, marketing and commercial expenses from the holding company.

(E)	Includes costs that are being recovered through a rider.

(F)	Increased primarily due to recovery efforts from May 2013 storms.

Depreciation and amortization expense was $123.3 million during the six months ended June 30, 2013 as compared to $122.4 million during the same period in 2012, an increase of $0.9 million, or 0.7 percent, primarily due to:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the six months ended June 30, 2013, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland transmission project which was fully in service in February 2013.

These increases in depreciation and amortization expense were partially offset by the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1).

Taxes other than income was $43.1 million during the six months ended June 30, 2013 as compared to $39.3 million during the same period in 2012, an increase of $3.8 million, or 9.7 percent, primarily due to higher ad valorem taxes.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $2.7 million during the six months ended June 30, 2013 as compared to $3.6 million during the same period in 2012, a decrease of $0.9 million, or 25.0 percent primarily due to a lower return on equity investments.

Other Income. Other income was $3.5 million during the six months ended June 30, 2013 as compared to $6.0 million during the same period in 2012, a decrease of $2.5 million, or 41.7 percent. The decrease in other income was primarily due to a decreased margin of $2.1 million recognized in the guaranteed flat bill program during the six months ended June 30, 2013 as a result of lower usage.

Income Tax Expense. Income tax expense was $40.0 million during the six months ended June 30, 2013 as compared to $28.4 million during the same period in 2012, an increase of $11.6 million, or 40.8 percent primarily due to a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized, higher pre-tax income and an increase in the amount of Federal production tax credits recognized during the six months ended June 30, 2013 as compared to the same period in 2012.
OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Operating revenues	$166.1	$344.0	$630.4	$773.6
Cost of goods sold	129.7	222.6	489.0	527.9
Gross margin on revenues	36.4	121.4	141.4	245.7
Other operation and maintenance	15.7	42.7	60.9	85.0
Depreciation and amortization	9.2	24.3	36.8	47.7
Impairment of assets	—	0.1	—	0.3
Gain on insurance proceeds	—	—	—	(7.5)
Taxes other than income	2.5	5.7	10.5	13.0
Operating income	9.0	48.6	33.2	107.2
Equity in earnings of unconsolidated affiliates	18.5	—	18.5	—
Other income	0.1	—	10.2	0.2
Other expense	0.1	0.1	1.3	0.7
Interest expense	2.5	7.4	10.6	15.0
Income tax expense	8.8	12.6	16.3	27.9
Net income	16.2	28.5	33.7	63.8
Less: Net income attributable to noncontrolling interests	1.4	7.5	6.6	17.9
Net income attributable to OGE Holdings	$14.8	$21.0	$27.1	$45.9

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable Midstream Partners which is being accounted for using the equity method of accounting. The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. All financial statement line items included in the table above (except equity in earnings of unconsolidated affiliates and income tax expense) reflect 2013 operations only through April 30, 2013 and are not comparable to the prior year due to the deconsolidation discussed above. Equity in earnings of unconsolidated affiliates reflects OGE Energy's 28.5 percent equity interest in the earnings of Enable Midstream Partners for May 2013 and June 2013 and was $18.5 million with no comparable item in the prior year. See below for a discussion of the results of operations.

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

	Natural Gas Midstream Operations (Consolidated - Month Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Two Months Ended June 30, 2013)	Total (Three Months Ended June 30, 2013)	Natural Gas Midstream Operations (Consolidated - Three Months Ended June 30, 2012)
(In millions)
Gross margin on revenues	$36.4	$—	$36.4	$121.4
Operating expenses	27.4	—	27.4	72.8
Equity in earnings of unconsolidated affiliates	—	18.5	18.5	—
Income tax expense	1.9	6.9	8.8	12.6
Net income	3.2	11.6	14.8	21.0

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Two Months Ended June 30, 2013)	Total (Six Months Ended June 30, 2013)	Natural Gas Midstream Operations (Consolidated - Six Months Ended June 30, 2012)
(In millions)
Gross margin on revenues	$141.4	$—	$141.4	$245.7
Operating expenses	108.2	—	108.2	138.5
Equity in earnings of unconsolidated affiliates	—	18.5	18.5	—
Income tax expense	9.4	6.9	16.3	27.9
Net income	15.5	11.6	27.1	45.9

OGE Holdings' results of operations for April 2013 and the four months ended April 2013 as compared to the same period of 2012 decreased due to lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex LLC's five largest customers from keep-whole to fixed-fee, in addition to slightly higher other operation and maintenance expense and depreciation and amortization expense. These decreases were partially offset by increased gathering rates and volumes and inlet processing volumes associated with ongoing expansion projects and the gas gathering assets acquired in August 2012.

Enable Midstream Partners' results for the two months ended June 30, 2013, were consistent with management's expectations in light of lower natural gas liquids prices and low seasonal and geographic price differentials. Enable Midstream Partners' continued to increase gathering and processing volumes through system expansions. Transportation throughput was impacted by system integrity projects and slightly lower demand.

Income taxes during the three and six months ended June 30, 2013 as compared to the same period in 2012 decreased due to the Company having a lower effective tax rate in conjunction with the formation of Enable Midstream Partners in states with lower state tax rates, deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings and lower pre-tax income (net of noncontrolling interest).

Enable Midstream Partners Results of Operations during the Two Months Ended June 30, 2013

Two Months Ended
June 30, 2013
(In millions)
Gross margin	$207.4
Operating expenses	132.4
Net income	65.1

Enable Midstream Partners Operating Data during the Two Months Ended June 30, 2013

Two Months Ended
June 30, 2013

Gathered volumes - TBtu/d (A)	3.6
Transportation volumes - TBtu/d	5.2
NGLs processed - million gallons	88.0

(A)	Excludes volumes billed under throughput agreements.

Off-Balance Sheet Arrangement

There have been no significant changes in the Company's off-balance sheet arrangement from that discussed in the Company's 2012 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the amount by which current assets exceed current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

The balance of Accounts Receivable and Accrued Unbilled Revenues was $279.0 million and $352.7 million at June 30, 2013 and December 31, 2012, respectively, a decrease of $73.7 million, or 20.9 percent, primarily due to the deconsolidation of Enogex Holdings on May 1, 2013 partially offset by an increase in OG&E's billings to customers reflecting warmer weather in June 2013 as compared to December 2012.

The balance of Accounts Payable was $219.6 million and $396.7 million at June 30, 2013 and December 31, 2012, respectively, a decrease of $177.1 million, or 44.6 percent, primarily due to the deconsolidation of Enogex Holdings on May 1, 2013 partially offset by an increase in accruals.

Cash Flows

	Six Months Ended
	June 30,		2013 vs. 2012
(In millions)	2013	2012	$ Change	% Change
Net cash provided from operating activities	$79.9	$281.5	$(201.6)	(71.6)%
Net cash used in investing activities	(531.8)	(526.9)	(4.9)	(0.9)%
Net cash provided from financing activities	450.1	242.5	207.6	85.6%

Operating Activities

The decrease of $201.6 million, or 71.6 percent, in net cash provided from operating activities during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to:

•	fuel refunds at OG&E during the six months ended June 30, 2013 as compared to higher fuel recoveries in the same period in 2012; and

•	the deconsolidation of Enogex Holdings on May 1, 2013.

These decreases in net cash provided from operating activities were partially offset by an increase in cash received during the six months ended June 30, 2013 from transmission revenue.

Investing Activities

The increase of $4.9 million, or 0.9 percent, in net cash used in investing activities during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to higher levels of capital expenditures during the six months ended June 30, 2013 related to various transmission projects at OG&E partially offset by proceeds received from OGE Holdings' sale of certain gas gathering assets in the Texas Panhandle.

Financing Activities

The increase of $207.6 million, or 85.6 percent, in net cash provided from financing activities during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to:

•	proceeds received from OG&E's issuance of long-term debt in May 2013;

•	payments on advances from unconsolidated affiliates due to the deconsolidation of Enogex Holdings on May 1, 2013; and

•	and a contribution of $107.0 million from the Arclight group immediately prior to the closing of the transaction to form Enable Midstream Partners.

These increases in net cash provided from financing activities are partially offset by a decrease in short-term debt borrowings during the six months ended June 30, 2013 as compared to the same period in 2012.

Future Capital Requirements and Financing Activities

The Company's primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes. The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings. OGE Energy believes that Enable Midstream Partners has, or will have access to, adequate liquidity and, therefore, no contributions are expected to be necessary to fund the capital expenditures of Enable Midstream Partners from the general partners. Accordingly, capital expenditures for Enable Midstream Partners are not included in the table below.

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2013 through 2017 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's business) plus capital expenditures for known and committed projects.

(In millions)	2013	2014	2015	2016	2017
OG&E Base Transmission	$70	$50	$50	$50	$50
OG&E Base Distribution	205	175	175	175	175
OG&E Base Generation	100	125	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	390	365	315	315	315
OG&E Known and Committed Projects:
Transmission Projects:
Balanced Portfolio 3E Projects (A)	185	20	—	—	—
SPP Priority Projects (A)	180	80	—	—	—
SPP Integrated Transmission Projects (A)	5	5	—	40	40
Total Transmission Projects	370	105	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	20	30	25	20	—
Total Other Projects	60	55	35	30	—
Total OG&E Known and Committed Projects	430	160	35	70	40
Total OG&E (B)	820	525	350	385	355
OGE Energy	10	10	10	10	10
Total capital expenditures	$830	$535	$360	$395	$365

(A)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balanced Portfolio 3E	135 miles of transmission line from OG&E's Seminole substation to OG&E's Muskogee substation	$175	Late 2013
	Balanced Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$115	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to a companion transmission line to its Elk City substation	$75	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$210	Early 2021

(B) The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. OG&E will file with the Tenth Circuit a request for a rehearing on or before September 3, 2013. Unless a rehearing is granted, the stay will be lifted in the near future. If the stay is lifted, OG&E will have approximately 55 months from the date the stay is lifted to achieve compliance with the FIP. The Company cannot predict whether its rehearing request will be granted or the final outcome of this matter. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

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

Contractual Obligations

Except as set forth below, the circumstances set forth in Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2012 Form 10-K appropriately represent, in all material respects, the current status of the Company's contractual obligations.

(In millions)	2013	2014-2015	2016-2017	After 2017	Total
Other purchase obligations and commitments
OG&E long-term service agreement commitments	$19.0	$77.0	$5.0	$136.7	$237.7

Pension Plan Funding

The Company previously reported in its 2012 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2013. In May 2013, the Company contributed $35 million to its Pension Plan. No additional contributions are expected in 2013.

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

In conjunction with the closing of Enable Midstream Partners on May 1, 2013, on May 2, 2013, Standard & Poor's Ratings Services upgraded the long-term senior unsecured rating of OGE Energy to BBB+ and OG&E to A-. All other security ratings as previously reported in the Company's 2012 Form 10-K remain unchanged.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt, distributions from equity method investments and proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At June 30, 2013, the Company has revolving credit facilities totaling in the aggregate $1,150 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $478.7 million and $430.9 million at June 30, 2013 and December 31, 2012, respectively. The weighted-average interest rate on short-term debt at June 30, 2013 was 0.31 percent.  The average balance of short-term debt during the three months ended June 30, 2013 was $507.9 million at a weighted-average interest rate of 0.34 percent. The maximum month-end balance of short-term debt during the three months ended June 30, 2013 was $609.7 million. At June 30, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At June 30, 2013, the Company had $669.2 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At June 30, 2013, the Company had less than $0.1 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Effective May 1, 2013, Enable Midstream Partners entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400 million revolving credit facility was terminated.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150 million ($750 million for the Company and $400 million for OG&E). Each of the credit facilities contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements to December 13, 2017.

Issuance of New Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures, general corporate expenses and for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

Critical Accounting Policies and Estimates

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations and the allowance for uncollectible accounts receivable. For the electric utility segment, the most significant judgment is also exercised in the valuation of regulatory assets and liabilities and unbilled revenues. For the natural gas midstream operations segment, the most significant judgment is also exercised in the valuation of operating revenues, natural gas purchases, purchase and sale contracts, assets and depreciable lives of property, plant and equipment, amortization methodologies related to intangible assets and impairment assessments of goodwill and equity method investments. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2012 Form 10-K.

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

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2012 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per million British thermal unit within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a request to stay the FIP on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. OG&E will file with the Tenth Circuit a request for a rehearing on or before September 3, 2013. Unless a rehearing is granted, the stay will be lifted in the near future. If the stay is lifted, OG&E will have approximately 55 months from the date the stay is lifted to achieve compliance with the FIP. The Company cannot predict whether its rehearing request will be granted or the final outcome of this matter. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

Cross-State Air Pollution Rule

As previously reported, on July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On June 24, 2013, the U.S. Supreme Court agreed to review the decision by the U.S. Court of Appeals, with a decision expected during the first half of 2014. OG&E cannot predict the outcome of such challenges.

United States v. OG&E (Federal Clean Air Act New Source Review Litigation)
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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E expects that the Sierra Club will seek to intervene in the litigation initiated by the EPA. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including carbon dioxide, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the Earth's atmosphere.  There are various international agreements that restrict greenhouse gas emissions, but none of them have a binding effect on sources located in the United States. The U.S. Congress has not passed legislation to reduce emissions of greenhouse gases and the future prospects for any such legislation are uncertain, but the EPA has existing authority under the Clean Air Act to regulate greenhouse gas emissions from stationary sources. Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Oklahoma and Arkansas are not among them. If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases on the Company's facilities, this could result in significant additional compliance costs that would affect the Company’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Following from the Supreme Court's interpretation of the Clean Air Act's applicability to greenhouse gases in Massachusetts v. EPA, the EPA has proposed regulations for new power plants.  In June 2013, President Obama instructed the EPA to finalize those rules in 2014 and to require states to submit rules for existing power plants in 2016.  It is uncertain if the EPA will adhere to this schedule, and the substance of any rules that the EPA may issue is unknown.  OG&E cannot predict the financial impacts of these rules.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which the Company conducts operations, or if additional species in those areas become subject to protection, the Company’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or the Company could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. A final decision regarding listing is anticipated to be completed by March 30, 2014. Although the lesser prairie chicken and its habitat are located in potential development areas of the Company, the impact of a final decision to list this species as threatened cannot be determined at this time.

Water

OG&E's operations are subject to the Federal Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters. The discharge of pollutants, including discharges resulting from a spill or leak, is prohibited unless authorized by a permit or other agency approval. The Federal Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Existing cooling water intake structures are regulated under the Federal Clean Water Act to minimize their impact on the environment.
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. On June 27, 2013 the EPA signed an amendment to the previous settlement agreement to finalize the proposed rules by November 4, 2013. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Company from those discussed in the Company's 2012 Form 10-K.

Item 4.  Controls and Procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure. The Company has an investment in an unconsolidated affiliate (see Note 3 of Notes to Condensed Consolidated Financial Statements). As the Company does not control this affiliate, its disclosure controls and procedures with respect to such affiliate is more limited than those the Company maintains with respect to its consolidated subsidiaries. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

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

Enable Midstream Partners may not be able to successfully integrate the operations of OGE Holdings and CenterPoint.

Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable Midstream Partners. CenterPoint Energy Field Services, LLC was converted into a Delaware limited partnership that became Enable Midstream Partners. CenterPoint contributed to Enable Midstream Partners its equity interests in each of (i) CenterPoint Energy Gas Transmission Company, LLC, (ii) MRT, and (iii) certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute a 24.95 percent interest in Southeast Supply Header, LLC.  If Enable Midstream Partners is not able to successfully integrate these operations, it could have an adverse impact on our financial position, results of operations or cash flows.

Effective May 1, 2013, OGE Energy does not control Enogex Holdings LLC or Enable Midstream Partners, and therefore is not able to cause or prevent certain actions by Enable Midstream Partners.

Enable Midstream Partners has its own governing board, and OGE Energy will not control all of the decisions of that board. Consequently, OGE Energy will be unable solely to cause Enable Midstream Partners to take actions that OGE Energy believes would be in our or Enable Midstream Partners' best interests. Likewise, OGE Energy will be unable to prevent certain actions of Enable Midstream Partners.

The Company's operating cash flow is derived partially from cash distributions the Company receives from its unconsolidated affiliate.

The Company's operating cash flow is derived partially from cash distributions the Company receives from its unconsolidated affiliate. The amount of cash that the Company's unconsolidated affiliate can distribute principally depends upon the amount of cash flow this affiliate generates from its operations, which may fluctuate from quarter to quarter. The Company does not have any direct control over the cash distribution policies of the Company's unconsolidated affiliate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the second quarter of 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
4/1/13 - 4/30/13	5,810	(A)(B)	$35.03	(B)	N/A	N/A
5/1/13 - 5/31/13	—		$—		N/A	N/A
6/1/13 - 6/30/13	—		$—		N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

(B)	These shares of restricted stock and the average price paid per share were adjusted for the effects of the stock split.

Item 6.  Exhibits.

Exhibit No.	Description
3.01	Copy of Restated OGE Energy Corp. Certificate of Incorporation.
4.01
Supplemental Indenture No. 13 dated as of May 1, 2013 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein)

10.01
First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP dated as of May 1, 2013 (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.02
Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013 (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.03
Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.04
Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.05*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.06*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

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

August 8, 2013