Form 10-Q
period 2013-09-30
OGE ENERGY CORP.
filed 2013-11-06
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

At September 30, 2013, there were 198,453,261 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
Company	OGE Energy, collectively with its subsidiaries
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable Midstream Partners	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MRT	CenterPoint Energy - Mississippi River Transmission, LLC, a Delaware limited liability company
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 28.5 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
PSO	Public Service Company of Oklahoma
PUD Staff	Public Utility Division Staff of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Electric Utility operating revenues	$723.2	$721.0	$1,753.3	$1,675.7
Natural Gas Midstream Operations operating revenues (Note 1)	—	392.4	605.5	1,133.4
Total operating revenues	723.2	1,113.4	2,358.8	2,809.1
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)
Electric Utility cost of goods sold	273.0	259.8	715.2	636.1
Natural Gas Midstream Operations cost of goods sold (Note 1)	—	279.8	481.4	798.1
Total cost of goods sold	273.0	539.6	1,196.6	1,434.2
Gross margin on revenues	450.2	573.8	1,162.2	1,374.9
OPERATING EXPENSES
Other operation and maintenance	102.2	147.1	372.2	447.7
Depreciation and amortization	65.4	93.0	231.7	270.1
Impairment of assets	—	—	—	0.3
Gain on insurance proceeds	—	—	—	(7.5)
Taxes other than income	21.7	29.7	78.1	84.7
Total operating expenses	189.3	269.8	682.0	795.3
OPERATING INCOME	260.9	304.0	480.2	579.6
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	46.0	—	64.5	—
Allowance for equity funds used during construction	1.7	1.3	4.4	4.9
Other income	6.2	2.6	25.4	12.8
Other expense	(5.2)	(5.6)	(15.9)	(11.1)
Net other income (expense)	48.7	(1.7)	78.4	6.6
INTEREST EXPENSE
Interest on long-term debt	35.0	40.2	110.7	118.3
Allowance for borrowed funds used during construction	(0.9)	(0.8)	(2.3)	(2.8)
Interest on short-term debt and other interest charges	(0.4)	2.2	3.8	6.6
Interest expense	33.7	41.6	112.2	122.1
INCOME BEFORE TAXES	275.9	260.7	446.4	464.1
INCOME TAX EXPENSE	60.7	68.3	110.2	122.6
NET INCOME	215.2	192.4	336.2	341.5
Less: Net income attributable to noncontrolling interests	—	6.9	6.2	25.0
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$215.2	$185.5	$330.0	$316.5
BASIC AVERAGE COMMON SHARES OUTSTANDING	198.4	197.4	198.1	197.0
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.7	198.3	199.3	197.9
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.08	$0.94	$1.67	$1.61
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.08	$0.94	$1.66	$1.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.20875	$0.19625	$0.62625	$0.58875

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net income	$215.2	$192.4	$336.2	$341.5
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.6, $0.4, $1.8 and $1.3, respectively	0.9	0.8	2.8	2.3
Amortization of prior service cost, net of tax of $0, $0, $0 and $0.1, respectively	—	—	—	0.1
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.3, $0.2, $0.9 and $0.8, respectively	0.6	0.5	1.6	1.5
Amortization of deferred net transition obligation, net of tax of $0, $0.1, $0 and $0.1, respectively	—	0.1	—	0.1
Amortization of prior service cost, net of tax of $(0.3), ($0.3), $(0.8) and ($0.8), respectively	(0.5)	(0.5)	(1.4)	(1.4)
Deferred commodity contracts hedging gains reclassified in net income, net of tax of $0.3, $0, $0.2 and ($1.6), respectively	0.3	—	0.2	(3.6)
Deferred commodity contracts hedging losses, net of tax of $0, ($0.3), $0 and ($0.5), respectively	—	(0.5)	—	(0.5)
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0, $0.1 and $0.1, respectively	0.1	0.1	0.2	0.2
Other comprehensive income (loss), net of tax	1.4	0.5	3.4	(1.3)
Comprehensive income (loss)	216.6	192.9	339.6	340.2
Less: Comprehensive income attributable to noncontrolling interests	—	6.9	6.3	24.1
Less: Deconsolidation of Enogex Holdings	—	—	6.1	—
Total comprehensive income attributable to OGE Energy	$216.6	$186.0	$327.2	$316.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$336.2	$341.5
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	233.0	273.0
Impairment of assets	—	0.3
Deferred income taxes and investment tax credits, net	106.5	130.9
Equity in earnings of unconsolidated affiliates	(64.5)	—
Allowance for equity funds used during construction	(4.4)	(4.9)
(Gain) loss on disposition and abandonment of assets	(8.7)	1.8
Gain on insurance proceeds	—	(7.5)
Stock-based compensation	(4.9)	(7.1)
Distributions from unconsolidated affiliates	17.4	—
Regulatory assets	7.4	17.5
Regulatory liabilities	(16.9)	(12.8)
Other assets	(9.2)	(3.1)
Other liabilities	(18.5)	(22.4)
Change in certain current assets and liabilities
Accounts receivable, net	(111.8)	(68.2)
Accrued unbilled revenues	(13.3)	(3.2)
Income taxes receivable	1.6	1.0
Fuel, materials and supplies inventories	5.2	13.7
Fuel clause under recoveries	—	1.0
Other current assets	(0.2)	(11.7)
Accounts payable	(15.3)	(81.5)
Accounts payable - unconsolidated affiliates	4.9	—
Fuel clause over recoveries	(97.2)	99.4
Other current liabilities	3.9	20.3
Net Cash Provided from Operating Activities	351.2	678.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(772.9)	(792.8)
Investment in unconsolidated affiliates	(2.7)	—
Acquisition of gathering assets	—	(80.5)
Proceeds from insurance	—	7.6
Reimbursement of capital expenditures	—	28.2
Proceeds from sale of assets	36.2	0.9
Net Cash Used in Investing Activities	(739.4)	(836.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	247.4	250.0
Changes in advances with unconsolidated affiliates	131.8	—
Contributions from noncontrolling interest partners	107.0	1.0
Increase in short-term debt	16.1	178.5
Issuance of common stock	10.8	10.9
Repayment of line of credit	—	(150.0)
Payment of long-term debt	(0.2)	—
Distributions to noncontrolling interest partners	(2.5)	(10.3)
Dividends paid on common stock	(124.0)	(115.9)
Net Cash Provided from Financing Activities	386.4	164.2
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1.8)	5.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.8	4.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$10.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1.8
Accounts receivable, less reserve of $2.0 and $2.6, respectively	257.2	295.3
Accounts receivable - unconsolidated affiliates	9.0	—
Accrued unbilled revenues	70.7	57.4
Income taxes receivable	5.6	7.2
Fuel inventories	75.5	93.3
Materials and supplies, at average cost	79.5	80.9
Deferred income taxes	230.2	187.7
Assets held for sale	—	25.5
Other	30.3	45.1
Total current assets	758.0	794.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,295.8	—
Other	56.2	52.2
Total other property and investments	1,352.0	52.2
PROPERTY, PLANT AND EQUIPMENT
In service	8,929.5	11,504.4
Construction work in progress	501.1	387.5
Total property, plant and equipment	9,430.6	11,891.9
Less accumulated depreciation	2,935.0	3,547.1
Net property, plant and equipment	6,495.6	8,344.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	496.2	510.6
Intangible assets, net	—	127.4
Goodwill	—	39.4
Other	42.4	53.6
Total deferred charges and other assets	538.6	731.0
TOTAL ASSETS	$9,144.2	$9,922.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	September 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$447.0	$430.9
Accounts payable	171.1	396.7
Dividends payable	41.4	41.2
Customer deposits	69.5	70.3
Accrued taxes	57.2	48.1
Accrued interest	33.6	55.0
Accrued compensation	53.3	55.2
Fuel clause over recoveries	12.0	109.2
Other	56.4	69.8
Total current liabilities	941.5	1,276.4
LONG-TERM DEBT	2,400.0	2,848.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	367.7	399.8
Deferred income taxes	2,105.3	1,948.8
Deferred investment tax credits	2.4	3.9
Regulatory liabilities	242.7	245.1
Deferred revenues	0.3	37.7
Other	89.7	89.5
Total deferred credits and other liabilities	2,808.1	2,724.8
Total liabilities	6,149.6	6,849.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,067.8	1,047.4
Retained earnings	1,978.7	1,772.4
Accumulated other comprehensive loss, net of tax	(51.9)	(49.1)
Treasury stock, at cost	—	(3.5)
Total OGE Energy stockholders' equity	2,994.6	2,767.2
Noncontrolling interests	—	305.2
Total stockholders' equity	2,994.6	3,072.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,144.2	$9,922.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	330.0	—	6.2	—	336.2
Other comprehensive income (loss), net of tax	—	—	—	3.3	0.1	—	3.4
Dividends declared on common stock	—	—	(124.2)	—	—	—	(124.2)
Issuance of common stock	—	10.8	—	—	—	—	10.8
Stock-based compensation and other	—	(4.2)	—	—	(0.8)	3.5	(1.5)
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at September 30, 2013	$2.0	$1,065.8	$1,978.7	$(51.9)	$—	$—	$2,994.6

Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Net income	—	—	316.5	—	25.0	—	341.5
Other comprehensive income (loss), net of tax	—	—	—	(0.4)	(0.9)	—	(1.3)
Dividends declared on common stock	—	—	(116.2)	—	—	—	(116.2)
Issuance of common stock	—	10.9	—	—	—	—	10.9
Stock-based compensation and other	—	(11.6)	—	—	(2.9)	6.1	(8.4)
Contributions from noncontrolling interest partners	—	—	—	—	1.0	—	1.0
Distributions to noncontrolling interest partners	—	—	—	—	(10.3)	—	(10.3)
Balance at September 30, 2012	$1.0	$1,033.6	$1,775.1	$(41.0)	$267.9	$(0.1)	$3,036.5

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2013 and December 31, 2012, the results of its operations for the three and nine months ended September 30, 2013 and 2012 and the results of its cash flows for the nine months ended September 30, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2012 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2013	December 31, 2012
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$9.5	$9.2
Crossroads wind farm rider under recovery (A)	7.2	14.9
Other (A)	6.8	2.9
Total Current Regulatory Assets	$23.5	$27.0
Non-Current
Benefit obligations regulatory asset	$350.1	$370.6
Income taxes recoverable from customers, net	55.7	54.7
Smart Grid	43.4	42.8
Deferred storm expenses	18.3	12.7
Unamortized loss on reacquired debt	12.1	13.0
Deferred pension expenses	1.9	4.5
Other	14.7	12.3
Total Non-Current Regulatory Assets	$496.2	$510.6
Regulatory Liabilities
Current
Fuel clause over recoveries	$12.0	$109.2
Smart Grid rider over recovery (B)	19.1	24.1
Other (B)	2.6	7.8
Total Current Regulatory Liabilities	$33.7	$141.1
Non-Current
Accrued removal obligations, net	$219.2	$218.2
Pension tracker	14.2	9.2
Deferred pension credits	9.3	17.7
Total Non-Current Regulatory Liabilities	$242.7	$245.1

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable Midstream Partners is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable Midstream Partners since it does not have the power to direct the activities of Enable Midstream Partners that are considered most significant to the economic performance of Enable Midstream Partners. As discussed above, OGE Energy accounts for the investment in Enable Midstream Partners using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable Midstream Partners is limited to OGE Energy's equity investment in Enable Midstream Partners as presented on the Company's Condensed Consolidated Balance Sheet at September 30, 2013. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

The Company considers distributions received from its unconsolidated affiliates which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment which are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. The Company considers distributions received from its unconsolidated affiliates in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment which are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Balance at January 1	$54.0	$24.8
Liabilities settled (A)	(0.4)	0.3
Accretion expense	1.7	1.6
Revisions in estimated cash flows (B)	(0.7)	26.7
Balance at September 30	$54.6	$53.4

(A)
As a result of the formation of Enable Midstream Partners on May 1, 2013, the Company has no obligations at September 30, 2013 under OGE Holdings' asset retirement obligations previously disclosed in the Company's 2012 10-K.

(B)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during the nine months ended September 30, 2013. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Net loss	Prior service cost	Net loss	Prior service cost	Deferred commodity contracts hedging gains	Deferred interest rate swap hedging losses	Less: Noncontrolling interest	Total
Balance at December 31, 2012	$(49.3)	$0.1	$(15.7)	$7.2	$0.1	$(0.5)	$(9.0)	$(49.1)
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	—	1.6	(1.4)	0.2	0.2	0.1	3.3
Deconsolidation of Enogex Holdings	2.8	—	1.0	(0.3)	(0.7)	—	8.9	(6.1)
Net current period other comprehensive income (loss)	5.6	—	2.6	(1.7)	(0.5)	0.2	9.0	(2.8)
Balance at September 30, 2013	$(43.7)	$0.1	$(13.1)	$5.5	$(0.4)	$(0.3)	$—	$(51.9)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the three and nine months ended September 30, 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Gains (losses) on cash flow hedges
Commodity contracts	$(0.6)	$(0.4)	Cost of goods sold
Interest rate swap	(0.1)	(0.3)	Interest expense
	(0.7)	(0.7)	Total before tax
	(0.3)	(0.3)	Tax benefit
	$(0.4)	$(0.4)	Net of tax

Amortization of defined benefit pension items
Actuarial gains (losses)	$(1.5)	$(4.6)	(A)
Prior service cost	—	—	(A)
	(1.5)	(4.6)	Total before tax
	(0.6)	(1.8)	Tax benefit
	(0.9)	(2.8)	Net of tax
	—	(0.1)	Noncontrolling interest
	$(0.9)	$(2.7)	Net of tax and noncontrolling interest

Amortization of postretirement benefit plan items
Actuarial gains (losses)	$(0.9)	$(2.5)	(A)
Prior service cost	0.8	2.2	(A)
	(0.1)	(0.3)	Total before tax
	—	(0.1)	Tax benefit
	$(0.1)	$(0.2)	Net of tax

Total reclassifications for the period	$(1.4)	$(3.3)	Net of tax and noncontrolling interest

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

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

2.	Accounting Pronouncement

In July 2013, the Emerging Issues Task Force issued "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists." The new standard requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The new standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward or a tax credit carryforward exists. The new standard is effective for interim and annual reporting periods beginning after December 15, 2013 and does not require any new financial statement disclosures. This new standard may be applied retrospectively or prospectively with early adoption permitted. The Company retrospectively adopted this new standard effective January 1, 2013.

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
Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable Midstream Partners. The Company determined that its contribution of Enogex LLC to Enable Midstream Partners met the requirements of being in substance real estate and was recorded at historical cost. Enogex LLC is a provider of integrated natural gas midstream services. Enogex LLC is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex LLC's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. CenterPoint Energy Field Services, LLC, a Delaware limited liability company and, prior to the closing of the transaction on May 1, 2013, a wholly owned subsidiary of CenterPoint, that provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States, was converted into a Delaware limited partnership that became Enable Midstream Partners. CenterPoint contributed to Enable Midstream Partners its equity interests in each of (i) CenterPoint Energy Gas Transmission Company, LLC, a Delaware limited liability company that is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Louisiana, Oklahoma and Texas, (ii) MRT, a Delaware limited liability company that is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Illinois and Missouri and (iii) certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute a 24.95 percent interest in Southeast Supply Header, LLC, a Delaware limited liability company. CenterPoint indirectly owned a 50 percent interest in Southeast Supply Header, LLC, which owns a 1.0 billion cubic feet per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama.
Immediately prior to closing, on May 1, 2013, the ArcLight group contributed $107.0 million and OGE Energy contributed $9.1 million to Enogex LLC in order to pay down short-term debt. At September 30, 2013, OGE Energy, through its wholly owned subsidiary OGE Holdings, holds 28.5 percent of the limited partners interests in Enable Midstream Partners.

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

Distributions received from Enable Midstream Partners were $17.4 million during the three and nine months ended September 30, 2013.

Related Party Transactions

As OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013, operating costs charged and related party transactions between the Company and its affiliate, Enable Midstream Partners, after May 1, 2013, which were previously eliminated in consolidation, are discussed below.

OGE Energy charged operating costs to Enogex Holdings/Enable Midstream Partners of $6.6 million and $10.9 million during the three and five months ended September 30, 2013, respectively. OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliates based on several factors. Operating costs directly related to specific subsidiaries and unconsolidated affiliates are assigned to those subsidiaries and unconsolidated affiliates.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliates receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliates are allocated among the subsidiaries and unconsolidated affiliates, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

Related Party Transactions with Enable Midstream Partners

	Three Months Ended	Five Months Ended
	September 30,	September 30,
(In millions)	2013	2013
Operating Revenues:
Electricity to power electric compression assets	$3.9	$5.2
Cost of Goods Sold:
Natural gas transportation services	$8.7	$14.5
Natural gas storage services	3.1	5.4
Natural gas purchases (A)	9.4	11.9

(A)	At September 30, 2013, there was $1.4 million of natural gas purchases recorded for these activities.

Summarized Financial Information of Enable Midstream Partners

As Enable Midstream Partners began operations on May 1, 2013, summarized unaudited financial information for 100 percent of Enable Midstream Partners is presented below at September 30, 2013 and for the three and five months ended September 30, 2013.

Balance Sheet	September 30, 2013
(In millions)
Current assets	$427.5
Non-current assets	10,537.1
Current liabilities	622.1
Non-current liabilities	2,140.4

	Three Months Ended	Five Months Ended
Income Statement	September 30, 2013	September 30, 2013
	(In millions)
Operating revenues	$796.4	$1,298.4
Gross margin	337.1	544.5
Operating income	132.0	206.7
Net income	123.3	188.4

Enable Midstream Partners concluded that the formation of Enable Midstream Partners was considered a business combination, and CenterPoint Midstream was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to equity of $2.2 billion.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  Enable Midstream Partners utilized appraisers to assist in the determination of fair value of certain assets.

OGE Energy recorded equity in earnings of unconsolidated affiliates of $46.0 million, and $64.5 million for the three and five months ended September 30, 2013, respectively. Equity in earnings of unconsolidated affiliates includes OGE Energy's 28.5 percent share of Enable Midstream Partners earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable Midstream, based on historical cost as of May 1, 2013. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments described above.

	Three Months Ended	Five Months Ended
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	September 30, 2013	September 30, 2013
	(In millions)
OGE's 28.5% share of Enable Net Income	$35.1	$53.6
Amortization of basis difference	5.9	5.9
Elimination of Enogex Holdings fair value adjustments	5.0	5.0
OGE's Equity in earnings of unconsolidated affiliates	$46.0	$64.5

4.	Fair Value Measurements

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

The Company had no material financial instruments measured at fair value on a recurring basis at September 30, 2013. The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 as well as presents the Company's commodity contracts fair value included in the Company's Condensed Consolidated Balance Sheet at December 31, 2012. The Company adopted the FASB's accounting guidance requiring additional disclosures for balance sheet offsetting of assets and liabilities effective January 1, 2013. The Company posted $0.2 million of collateral at December 31, 2012 which has been included within netting adjustments in the table below. The Company held no collateral at December 31, 2012. The Company has offset all amounts subject to master netting agreements in the Company's Condensed Consolidated Balance Sheet at December 31, 2012. The Company held no Level 3 investments at December 31, 2012.

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

The following table summarizes the fair value and carrying amount of the Company's financial instruments at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,154.3	$2,455.2	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.4	9.1	10.7	10.0
OGE Energy Senior Notes	99.9	103.7	99.9	106.3
Enogex LLC Senior Notes	(A)	(A)	448.4	493.4
Enogex LLC Term Loan	(A)	(A)	250.0	250.0

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

The Company previously designated as cash flow hedges derivatives for OGE Holdings' NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges).  The Company also previously designated as cash flow hedges certain derivatives for certain natural gas storage inventory positions. Due to the deconsolidation effective May 1, 2013, the Company had no material instruments designated as cash flow hedges at September 30, 2013.

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

At September 30, 2013 and December 31, 2012, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated as Hedging Instruments

Derivative instruments not designated as hedging instruments are utilized in OGE Holdings' asset management activities.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At September 30, 2013 and December 31, 2012, the Company had no material derivative instruments that were not designated as hedging instruments.

Balance Sheet Presentation Related to Derivative Instruments

The Company had no material derivative instruments included in its Condensed Consolidated Balance Sheet at September 30, 2013. The fair value of the derivative instruments that are presented in the Company's Condensed Consolidated Balance Sheet at December 31, 2012 are as follows:

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

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.8)	$—	$—
Interest Rate Swap	—	(0.1)	—
Total	$(0.8)	$(0.1)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(2.7)
Natural Gas Financial Futures/Swaps	(0.2)
Total	$(2.9)

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the nine months ended September 30, 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(1.0)	$5.2	$—
Interest Rate Swap	—	(0.3)	—
Total	$(1.0)	$4.9	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(8.8)
Natural Gas Financial Futures/Swaps	0.8
Total	$(8.0)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the three and nine months ended September 30, 2012, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three and nine months ended September 30, 2012, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

At September 30, 2013 the Company had no derivative instruments that contain credit-risk related contingent features.

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2013 and 2012 related to the Company's performance units and restricted stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Performance units
Total shareholder return	$2.5	$1.9	$6.4	$5.7
Earnings per share	0.6	0.7	1.9	2.0
Total performance units	3.1	2.6	8.3	7.7
Restricted stock	0.1	0.1	0.3	0.5
Total compensation expense	3.2	2.7	8.6	8.2
Less: Amount paid by unconsolidated affiliates	1.4	—	2.0	—
Net compensation expense	$1.8	$2.7	$6.6	$8.2
Income tax benefit	$0.7	$1.0	$2.6	$3.2

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units. During the three and nine months ended September 30, 2013, there were 292 shares forfeited and 549,228 shares of new common stock issued, respectively, pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the nine months ended September 30, 2013, there were 125,264 of treasury stock shares issued. During the three and nine months ended September 30, 2013, there were 4,038 shares and 10,512 shares of restricted stock, respectively, returned to the Company to satisfy tax liabilities. The Company received $1.4 million during the nine months ended September 30, 2013 related to exercised stock options. The Company did not realize an income tax benefit for the tax deductions from the exercised stock options during the three and nine months ended September 30, 2013 due to the Company being in a tax net operating loss position in 2013.

As a result of the formation of Enable Midstream Partners on May 1, 2013, 50 percent of OGE Holdings' 2013 performance unit grants that were previously based on earnings before interest, taxes, depreciation and amortization were converted to stock-based compensation. The performance unit grants converted totaled 91,390, which is comprised of 45,596 total shareholder return performance units with a $25.89 grant date fair value and 45,794 earnings per share performance units with a $26.73 grant date fair value. As a result of a modification to the 2012 performance unit grants, 50 percent of OGE Holdings' 2012 performance unit grants that were previously based on earnings before interest, taxes and depreciation and amortization were converted to stock-based compensation. The performance unit grants converted totaled 82,400 , which is comprised of 41,288 total shareholder return performance units with a $47.71 grant date fair value and 41,112 earnings per share performance units with a $34.94 grant date fair value. The amount of these performance units were adjusted for the effects of the stock split. The impact of the modification of the performance unit grants on stock-based compensation expense for the three and nine months ended September 30, 2013 was not material.

7.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2010 or state and local tax examinations by tax authorities for years prior to 2005.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

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

As a result of acquiring an equity interest in Enable Midstream Partners, the Company has a lower effective tax rate in conjunction with the formation of Enable Midstream Partners in states with lower state tax rates, which reduced income tax expense for the nine months ended September 30, 2013 by $3.9 million. In addition, deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings increased income tax expense for the nine months ended September 30, 2013 by $3.9 million.

Acquisition of the equity interest in Enable Midstream Partners on May 1, 2013, is also expected to increase the Company's utilization of net operating loss carryforwards throughout 2013. The Company now projects utilization of approximately $122.0 million of Federal net operating loss carryforwards in 2013. State net operating loss utilization is expected to begin in 2014.

In the third quarter of 2013, the Company recognized a $17.1 million reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable Midstream Partners, LP.

8.	Common Equity

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts within this Form 10-Q have been retroactively adjusted to reflect the effects of the stock split for all periods presented.

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 105,595 shares and 304,385 shares, respectively, of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2013 and received proceeds of $4.0 million and $10.4 million, respectively.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At September 30, 2013, there were 3,940,603 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net Income Attributable to OGE Energy	$215.2	$185.5	$330.0	$316.5
Average Common Shares Outstanding
Basic average common shares outstanding	198.4	197.4	198.1	197.0
Effect of dilutive securities:
Contingently issuable shares (performance units)	1.3	0.9	1.2	0.9
Diluted average common shares outstanding	199.7	198.3	199.3	197.9
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.08	$0.94	$1.67	$1.61
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.08	$0.94	$1.66	$1.60
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.	Long-Term Debt

At September 30, 2013, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.18%	-	0.34%	Garfield Industrial Authority, January 1, 2025	$47.0
0.12%	-	0.39%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	-	0.30%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $447.0 million and $430.9 million at September 30, 2013 and December 31, 2012, respectively. The following table provides information regarding the Company's revolving credit agreements at September 30, 2013.

	Aggregate		Amount	Weighted-Average
Entity	Commitment		Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0		$447.0	0.30%	(E)	December 13, 2017	(F)
OG&E (C)	400.0		2.1	0.53%	(E)	December 13, 2017	(F)
Total	$1,150.0	(D)	$449.1	0.30%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2013.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

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

(F)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750 million for the Company and $400 million for OG&E). Each of the credit facilities contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements to December 13, 2017.

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

11.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$4.8	$4.5	$14.3	$13.5	$0.3	$0.3	$0.9	$0.8
Interest cost	6.6	7.5	20.0	22.5	0.1	0.1	0.4	0.4
Expected return on plan assets	(12.1)	(11.5)	(36.3)	(34.5)	—	—	—	—
Amortization of net loss	6.6	6.0	19.8	17.9	0.1	0.1	0.3	0.3
Amortization of unrecognized prior service cost (A)	0.5	0.5	1.4	1.6	0.1	0.2	0.2	0.5
Total net periodic benefit cost	6.4	7.0	19.2	21.0	0.6	0.7	1.8	2.0
Less: Amount paid by unconsolidated affiliates	1.5	—	2.5	—	0.1	—	0.1	—
Net periodic benefit cost (net of unconsolidated affiliates)	$4.9	$7.0	$16.7	$21.0	$0.5	$0.7	$1.7	$2.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $5.4 million and $7.7 million of net periodic benefit cost recognized during the three months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2013 and 2012 of $1.5 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $18.4 million and $23.0 million of net periodic benefit cost recognized during the nine months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the nine months ended September 30, 2013 and 2012 of $4.6 million and $7.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$1.1	$1.0	$3.3	$3.1
Interest cost	2.5	2.9	7.7	8.9
Expected return on plan assets	(0.6)	(0.8)	(1.9)	(2.3)
Amortization of transition obligation	—	0.7	—	2.1
Amortization of net loss	5.4	5.2	16.1	15.4
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)	(12.4)	(12.4)
Total net periodic benefit cost	4.3	4.9	12.8	14.8
Less: Amount paid by unconsolidated affiliates	0.6	—	1.0	—
Net periodic benefit cost (net of unconsolidated affiliates)	$3.7	$4.9	$11.8	$14.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.7 million and $4.9 million of net periodic benefit cost recognized during the three months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2013 and 2012 of $0.1 million and $0.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $11.8 million and $14.8 million of net periodic benefit cost recognized during the nine months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2013 and 2012 of $0.4 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

The capitalized portion of net periodic pension benefit cost was $1.1 million and $3.7 million during the three and nine months ended September 30, 2013 as compared to $1.6 million and $4.7 million during the same period in 2012. The capitalized portion of net periodic postretirement benefit cost was $0.7 million and $2.3 million during the three and nine months ended September 30, 2013 as compared to $1.0 million and $3.0 million during the same period in 2012.

Pension Plan Funding

The Company previously reported in its 2012 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2013. In May 2013, the Company contributed $35 million to its Pension Plan. No additional contributions are expected in 2013.

12.	Report of Business Segments

Prior to May 1, 2013, the Company's business was divided into three segments as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing. On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight Group and CenterPoint Energy, Inc., agreed to form Enable Midstream Partners to own and operate the midstream businesses of OGE Energy and CenterPoint that will initially be structured as a private limited partnership. As a result, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable Midstream Partners using the equity method of accounting. The Company's business is now divided into two segments for financial reporting purposes as follows: (i) electric utility and (ii) natural gas midstream operations. The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. Equity in earnings of unconsolidated affiliates in the natural gas midstream operations segment includes OGE Energy's equity interest in Enable Midstream Partners from May 1, 2013 through September 30, 2013. Other than equity in earnings of unconsolidated affiliates, all amounts for the natural gas midstream operations segment are through April 30, 2013. Investment in unconsolidated affiliates in the natural gas midstream operations segment represents OGE Energy's investment in Enable Midstream Partners at September 30, 2013. Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.  In reviewing its segment operating results, the Company focuses on operating income as its measure of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$723.2	$—	$—	$—	$723.2
Cost of goods sold	273.0	—	—	—	273.0
Gross margin on revenues	450.2	—	—	—	450.2
Other operation and maintenance	105.9	—	(3.7)	—	102.2
Depreciation and amortization	62.5	—	2.9	—	65.4
Taxes other than income	20.8	—	0.9	—	21.7
Operating income (loss)	$261.0	$—	$(0.1)	$—	$260.9
Equity in earnings of unconsolidated affiliates	$—	$46.0	$—	$—	$46.0

Investment in unconsolidated affiliates (at historical cost)	$—	$1,295.8	$—	$—	$1,295.8
Total assets	$7,704.0	$1,311.3	$172.2	$(43.3)	$9,144.2

Three Months Ended September 30, 2012	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$721.0	$412.4	$—	$(20.0)	$1,113.4
Cost of goods sold	271.8	288.6	—	(20.8)	539.6
Gross margin on revenues	449.2	123.8	—	0.8	573.8
Other operation and maintenance	108.6	42.3	(3.8)	—	147.1
Depreciation and amortization	63.5	26.5	3.0	—	93.0
Taxes other than income	19.1	9.8	0.8	—	29.7
Operating income (loss)	$258.0	$45.2	$—	$0.8	$304.0

Total assets	$7,082.3	$2,562.7	$276.6	$(215.6)	$9,706.0

Nine Months Ended September 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,753.3	$630.4	$—	$(24.9)	$2,358.8
Cost of goods sold	733.6	489.0	—	(26.0)	1,196.6
Gross margin on revenues	1,019.7	141.4	—	1.1	1,162.2
Other operation and maintenance	318.0	60.9	(6.7)	—	372.2
Depreciation and amortization	185.8	36.8	9.1	—	231.7
Taxes other than income	63.9	10.5	3.7	—	78.1
Operating income (loss)	$452.0	$33.2	$(6.1)	$1.1	$480.2
Equity in earnings of unconsolidated affiliates	$—	$64.5	$—	$—	$64.5

Investment in unconsolidated affiliates (at historical cost)	$—	$1,295.8	$—	$—	$1,295.8
Total assets	$7,704.0	$1,311.3	$172.2	$(43.3)	$9,144.2

Nine Months Ended September 30, 2012	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,675.7	$1,186.0	$—	$(52.6)	$2,809.1
Cost of goods sold	671.9	816.5	—	(54.2)	1,434.2
Gross margin on revenues	1,003.8	369.5	—	1.6	1,374.9
Other operation and maintenance	333.9	127.3	(13.5)	—	447.7
Depreciation and amortization	185.9	74.2	10.0	—	270.1
Impairment of assets	—	0.3	—	—	0.3
Gain on insurance proceeds	—	(7.5)	—	—	(7.5)
Taxes other than income	58.4	22.8	3.5	—	84.7
Operating income (loss)	$425.6	$152.4	$—	$1.6	$579.6

Total assets	$7,082.3	$2,562.7	$276.6	$(215.6)	$9,706.0

13.	Commitments and Contingencies

Except as set forth below, in Note 14 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this form 10-Q, the circumstances set forth in Notes 16 and 17 to the Company's Consolidated Financial Statements included in the Company's 2012 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

OG&E Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases from January 2012 through December 2016. Also, as previously reported, OG&E had entered into multiple-month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements.

In February 2013, through a request for proposal, OG&E entered into various multiple-month term natural gas contracts for 84.0 percent of its remaining forecasted 2013 natural gas requirements. OG&E has entered into multiple-month term natural gas contracts for 25.5 percent of its 2014 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in early to mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

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

OGE Holdings Noncancellable Operating Leases

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company has no obligations included in its Consolidated Financial Statements at September 30, 2013 under OGE Holdings' noncancellable lease obligations previously disclosed in the Company's 2012 Form 10-K.

Enogex Energy Resources, LLC Commitments

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company has no obligations included in its Consolidated Financial Statements at September 30, 2013, under Enogex Energy Resources, Inc.'s commitments previously disclosed in the Company's 2012 Form 10-K.

OG&E Wind Energy Purchased Power Lawsuit

In 2009, OG&E entered into a wind energy purchase power agreement with CPV Keenan for the purchase of all the energy output from its 150 MW wind farm in Woodward County, Oklahoma. In August of 2013, CPV Keenan filed suit against OG&E for the non-payment of curtailment charges, for a non-specified amount in excess of $0.1 million. OG&E believes that it is not liable for curtailment charges in this case. Management believes the range of possible outcomes in this suit is between $0 and approximately $10 million. The Company believes that any possible losses in this case would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Environmental Laws and Regulations
Federal Clean Air Act New Source Review Litigation
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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 9, 2013. A hearing on this matter is scheduled for April 24, 2014.

Request for Modification to Previous Orders

On August 2, 2013, OG&E filed an application at the OCC seeking to make minor modifications to three previous OCC orders. The purpose of the application was to address the timing of certain requirements contained in those orders. The Company's application proposed to address these issues in OG&E's next general rate case thus avoiding the cost associated with a rate case filing now and benefiting customers by deferring the recovery of certain costs identified in the previous orders. On September 3, 2013, the PUD Staff filed a motion to dismiss OG&E's application. PUD Staff requested that the OCC dismiss OG&E's application and issue an order requiring OG&E to file a rate case for the 2012 test year.

On September 11, 2013, the PUD Staff withdrew their motion to dismiss OG&E's application and on September 12, 2013, filed an application requesting a public hearing, review and possible adjustment of the rates and charges of OG&E based on the 2012 test year. To date, no procedural schedule has been established for either the OG&E application or the PUD Staff application.

OG&E Energy Efficiency Program Filing

On October 9, 2013 OG&E filed an application with the APSC requesting approval of interim modifications to approved Energy Efficiency Programs, new tariff revisions and the waiver of certain provisions of the Commission’s Rules for Conservation and Energy Efficiency Programs.

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

Summary of Operating Results
Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

Net income attributable to OGE Energy was $215.2 million, or $1.08 per diluted share, during the three months ended September 30, 2013 as compared to $185.5 million, or $0.94 per diluted share, during the same period in 2012. The increase in net income attributable to OGE Energy of $29.7 million, or 16.0 percent, during the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to:

•
an increase in net income at OG&E of $4.3 million, or 2.6 percent, or $0.02 per diluted share of the Company's common stock, primarily due to higher other income and lower other operation and maintenance expense, partially offset by higher income tax expense and taxes other than income;

•
an increase in net income attributable to OGE Holdings of $27.9 million, or $0.14 per diluted share of the Company's common stock, due to the accretive effect to OGE Holdings of Enable Midstream Partners for the entire quarter and a reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable Midstream Partners, LP.; and

•
a decrease in net income attributable to OGE Energy of $2.5 million, or $0.02 per diluted share of the Company's common stock, primarily due to losses associated with valuation differences between the deferred compensation assets and liabilities for investments that are based on the Company's common stock.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

Net income attributable to OGE Energy was $330.0 million, or $1.66 per diluted share, during the nine months ended September 30, 2013 as compared to $316.5 million, or $1.60 per diluted share, during the same period in 2012. The increase in net income attributable to OGE Energy of $13.5 million, or 4.3 percent, during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to:

•
an increase in net income at OG&E of $10.8 million, or 4.3 percent, or $0.04 per diluted share of the Company's common stock, primarily due to a higher gross margin and lower other operation and maintenance expense, partially offset by higher income taxes and taxes other than income;

•
an increase in net income attributable to OGE Holdings of $9.1 million, or 14.3 percent, or $0.05 per diluted share of the Company's common stock, due to the accretive effect to OGE Holdings of Enable Midstream Partners for five of the nine months presented, a reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable Midstream Partners, LP., and increased gathering rates and volumes and inlet processing volumes associated with ongoing Enogex LLC expansion projects and the gas gathering assets acquired in August 2012. These increases were partially offset by lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex LLC's five largest customers from keep-whole to fixed-fee, in addition to slightly higher other operation and maintenance expense and depreciation and amortization expense; and

•
a decrease in net income attributable to OGE Energy of $6.4 million, or $0.03 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable Midstream Partners as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements and losses associated with valuation differences between the deferred compensation assets and liabilities for investments that are based on the Company's common stock, partially offset by a decrease in income taxes.

Regulatory Matter

Enable Midstream Partners FERC Rate Proceeding

In August 2012, MRT, a subsidiary of Enable Midstream Partners and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the FERC pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813 percent (based on a return on equity of 13.62 percent), a regulatory compliance cost surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of Enable Gas Transmission, LLC's (formerly CenterPoint Energy Gas Transmission Company, LLC) firm capacity to a lease. On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed regulatory compliance cost surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  In September, 2013, the FERC approved the settlement. Although the settlement became effective November 1, 2013, the settlement rates were effective as of March 1, 2013. As a result, MRT will be making refunds to certain of its customers for amounts collected between the requested $103.8 million cost of service and the $84.0 million settlement cost of service, which amounts had already been reserved by Enable Midstream Partners.

2013 Outlook

The Company's 2013 consolidated earnings guidance has been increased from between $335 million to $360 million of net income, or $1.68 to $1.80 per average diluted share to between $360 million and $380 million of net income, or $1.80 to $1.90 per average diluted share and assumes approximately 200 million average share outstanding (adjusted for the stock split). OG&E's and the holding company's 2013 earnings guidance are unchanged and assume normal weather for the remainder of the year. See the Company's 2012 Form 10-K for other key factors and assumptions underlying its 2013 earnings guidance.

Key assumptions for 2013 include:

Natural Gas Midstream Operations

The Company has increased projected earnings from Natural Gas Midstream Operations from between $70 million and $90 million of net income or $0.35 to $0.45 per average diluted share to between $90 million to $100 million, or $0.45 to $0.50 per average diluted share. The increase is based primarily on the formation of Enable Midstream Partners, LP.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2013 as compared to the same period in 2012 and the Company's consolidated financial position at September 30, 2013. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2013	2012	2013	2012
Operating income	$260.9	$304.0	$480.2	$579.6
Net income attributable to OGE Energy	$215.2	$185.5	$330.0	$316.5
Basic average common shares outstanding	198.4	197.4	198.1	197.0
Diluted average common shares outstanding	199.7	198.3	199.3	197.9
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.08	$0.94	$1.67	$1.61
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.08	$0.94	$1.66	$1.60
Dividends declared per common share	$0.20875	$0.19625	$0.62625	$0.58875

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Consolidated Statements of Income, as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Income by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
OG&E (Electric Utility)	$261.0	$258.0	$452.0	$425.6
OGE Holdings (Natural Gas Midstream Operations) (A)	—	45.2	33.2	152.4
Other Operations (B)	(0.1)	0.8	(5.0)	1.6
Consolidated operating income	$260.9	$304.0	$480.2	$579.6

(A)
The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. The natural gas midstream operations reported equity in earnings of unconsolidated affiliates of $46.0 million and $64.5 million during the three and nine months ended September 30, 2013, respectively.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Operating revenues	$723.2	$721.0	$1,753.3	$1,675.7
Cost of goods sold	273.0	271.8	733.6	671.9
Gross margin on revenues	450.2	449.2	1,019.7	1,003.8
Other operation and maintenance	105.9	108.6	318.0	333.9
Depreciation and amortization	62.5	63.5	185.8	185.9
Taxes other than income	20.8	19.1	63.9	58.4
Operating income	261.0	258.0	452.0	425.6
Allowance for equity funds used during construction	1.7	1.3	4.4	4.9
Other income (loss)	2.9	(0.3)	6.4	5.7
Other expense	0.5	2.2	1.3	3.5
Interest expense	31.6	31.2	96.0	93.2
Income tax expense	62.0	58.4	102.0	86.8
Net income	$171.5	$167.2	$263.5	$252.7
Operating revenues by classification
Residential	$307.6	$321.7	$709.9	$707.1
Commercial	176.2	170.2	428.2	404.1
Industrial	66.8	63.2	171.0	158.5
Oilfield	51.1	48.5	135.9	125.8
Public authorities and street light	67.7	64.9	165.3	155.0
Sales for resale	15.9	16.0	45.7	41.9
System sales revenues	685.3	684.5	1,656.0	1,592.4
Off-system sales revenues	5.8	15.5	11.2	29.5
Other	32.1	21.0	86.1	53.8
Total operating revenues	$723.2	$721.0	$1,753.3	$1,675.7
Megawatt-hour sales by classification (In millions)
Residential	2.9	3.2	7.2	7.3
Commercial	2.0	2.1	5.3	5.4
Industrial	1.1	1.0	3.0	3.0
Oilfield	0.9	0.8	2.5	2.5
Public authorities and street light	0.9	0.9	2.4	2.5
Sales for resale	0.4	0.4	1.0	1.0
System sales	8.2	8.4	21.4	21.7
Off-system sales	0.1	0.5	0.3	1.1
Total sales	8.3	8.9	21.7	22.8
Number of customers	804,521	796,696	804,521	796,696
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.758	2.939	3.838	2.822
Coal	2.290	2.354	2.293	2.295
Total fuel	2.746	2.554	2.792	2.403
Total fuel and purchased power	3.077	2.839	3.164	2.755
Degree days (A)
Heating - Actual	3	7	2,168	1,464
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,418	1,630	2,018	2,484
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012
OG&E's operating income increased $3.0 million, or 1.2 percent, during the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to lower other operation and maintenance expense, and to a lesser extent higher gross margin and lower depreciation and amortization, partially offset by higher taxes other than income.
Gross Margin
Operating revenues were $723.2 million during the three months ended September 30, 2013 as compared to $721.0 million during the same period in 2012, an increase of $2.2 million, or 0.3 percent. Cost of goods sold was $273.0 million during the three months ended September 30, 2013 as compared to $271.8 million during the same period in 2012, an increase of $1.2 million, or 0.4 percent. Gross margin was $450.2 million during the three months ended September 30, 2013 as compared to $449.2 million during the same period in 2012, an increase of $1.0 million, or 0.2 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$11.0
New customer growth	4.0
Price variance (B)	2.0
Non-residential demand and related revenues	0.9
Other	0.1
Quantity variance (primarily weather)	(17.0)
Change in gross margin	$1.0

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix and timing of the Oklahoma rate increase.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $200.0 million during the three months ended September 30, 2013 as compared to $212.7 million during the same period in 2012, a decrease of $12.7 million, or 6.0 percent, primarily due to lower natural gas generation partially offset by higher gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $66.6 million during the three months ended September 30, 2013 as compared to $55.8 million during the same period in 2012, an increase of $10.8 million, or 19.4 percent, primarily due to an increase in purchases in the energy imbalance service market and short term power agreements. Transmission-related charges were $6.4 million during the three months ended September 30, 2013 as compared to $3.3 million during the same period in 2012, an increase of $3.1 million, or 93.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable Midstream Partners.

Operating Expenses

Other operation and maintenance expense was $105.9 million during the three months ended September 30, 2013 as compared to $108.6 million during the same period in 2012, a decrease of $2.7 million, or 2.5 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(3.7)
Incentive compensation expense	(1.9)
Ongoing maintenance at power plants (B)	(1.3)
Other	(0.2)
Capitalized labor	4.4
Change in other operation and maintenance expense	$(2.7)

(A)	Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case and a decrease in worker's compensation accruals.

(B)	Decreased due to delay in timing of outages to later in 2013.

Depreciation and amortization expense was $62.5 million during the three months ended September 30, 2013 as compared to $63.5 million during the same period in 2012, a decrease of $1.0 million, or 1.6 percent, primarily due to the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the nine months ended September 30, 2013, including the smart grid project which was completed in late 2012 and the Cleveland to Sooner transmission project which was fully in service in February 2013.

Taxes other than income was $20.8 million during the three months ended September 30, 2013 as compared to $19.1 million during the same period in 2012, an increase of $1.7 million, or 8.9 percent, primarily due to higher ad valorem taxes.

Additional Information

Other Income. Other income was $2.9 million during the three months ended September 30, 2013 as compared to a net loss of $0.3 million during the same period in 2012, an increase of $3.2 million, primarily due to an increased margin of $3.0 million recognized in the guaranteed flat bill program in 2013 as a result of lower usage.

Other Expense. Other expense was $0.5 million during the three months ended September 30, 2013 as compared to $2.2 million during the same period in 2012, a decrease of $1.7 million, or 77.3 percent primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $31.6 million during the three months ended September 30, 2013 as compared to $31.2 million during the same period in 2012, an increase of $0.4 million, or 1.3 percent, primarily due to a $2.5 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, partially offset by a $2.0 million decrease in interest related to tax matters.

Income Tax Expense. Income tax expense was $62.0 million during the three months ended September 30, 2013 as compared to $58.4 million during the same period in 2012, an increase of $3.6 million or 6.2 percent, primarily due to higher pre-tax income during the three months ended September 30, 2013 as compared to the same period in 2012.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

OG&E's operating income increased $26.4 million, or 6.2 percent, during the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to a higher gross margin and lower other operation and maintenance expense, partially offset by higher income taxes and taxes other than income.
Gross Margin
Operating revenues were $1,753.3 million during the nine months ended September 30, 2013 as compared to $1,675.7 million during the same period in 2012, an increase of $77.6 million, or 4.6 percent. Cost of goods sold was $733.6 million during the nine months ended September 30, 2013 as compared to $671.9 million during the same period in 2012, an increase of $61.7 million, or 9.2 percent. Gross margin was $1,019.7 million during the nine months ended September 30, 2013 as compared to $1,003.8 million during the same period in 2012, an increase of $15.9 million, or 1.6 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$31.6
New customer growth	9.2
Non-residential demand and related revenues	0.6
Other	(0.1)
Price variance (B)	(6.1)
Quantity variance (primarily weather)	(19.3)
Change in gross margin	$15.9

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $517.3 million during the nine months ended September 30, 2013 as compared to $501.6 million during the same period in 2012, an increase of $15.7 million, or 3.1 percent, primarily due to higher natural gas prices partially offset by lower gas and coal generation. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $197.4 million during the nine months ended September 30, 2013 as compared to $160.6 million during the same period in 2012, an increase of $36.8 million, or 22.9 percent, primarily due to an increase in purchases in the energy imbalance service market and short term power agreements. Transmission-related charges were $18.9 million during the nine months ended September 30, 2013 as compared to $9.7 million during the same period in 2012, an increase of $9.2 million, or 94.8 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $318.0 million during the nine months ended September 30, 2013 as compared to $333.9 million during the same period in 2012, a decrease of $15.9 million, or 4.8 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(9.8)
Ongoing maintenance at power plants (B)	(7.0)
Total salaries and wages (C)	(5.2)
Corporate overheads and allocations (D)	(1.6)
Temporary labor	(1.4)
Contract professional services (primarily smart grid)	(1.0)
Other	0.6
Software expense (primarily smart grid)	1.3
Administrative and assessment fees (primarily SPP and North American Electric Reliability Corporation)	2.0
Capitalized labor	6.2
Change in other operation and maintenance expense	$(15.9)

(A)
Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case, a decrease in medical expense, and a decrease in worker's compensation accruals.

(B)	Decreased due to delay in timing of outages to later in 2013.

(C)
Decreased primarily due to lower salaries and wages as a result of lower headcount in 2013 and a decrease in incentive pay, partially offset by annual salary increases and an increase in overtime wages related to May 2013 storms.

(D)	Decreased primarily due to decreases in depreciation expense and contract technical expense partially offset by an increase in salaries and wages from the holding company.

Depreciation and amortization expense was $185.8 million during the nine months ended September 30, 2013 as compared to $185.9 million during the same period in 2012, a decrease of $0.1 million, or 0.1 percent, primarily due to the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the nine months ended September 30, 2013, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland to Sooner transmission project which was fully in service in February 2013.

Taxes other than income was $63.9 million during the nine months ended September 30, 2013 as compared to $58.4 million during the same period in 2012, an increase of $5.5 million, or 9.4 percent, primarily due to higher ad valorem taxes.

Additional Information
Other Income. Other income was $6.4 million during the nine months ended September 30, 2013 as compared to $5.7 million during the same period in 2012, an increase of $0.7 million, or 12.3 percent, primarily due to an increased margin of $0.8 million recognized in the guaranteed flat bill program in 2013 as a result of lower usage.

Other Expense. Other expense was $1.3 million during the nine months ended September 30, 2013 as compared to $3.5 million during the same period in 2012, a decrease of $2.2 million, or 62.9 percent primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $96.0 million during the three months ended September 30, 2013 as compared to $93.2 million during the same period in 2012, an increase of $2.8 million, or 3.0 percent, primarily due to a $3.9 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, partially offset by a $2.0 million decrease in interest related to tax matters.

Income Tax Expense. Income tax expense was $102.0 million during the nine months ended September 30, 2013 as compared to $86.8 million during the same period in 2012, an increase of $15.2 million, or 17.5 percent primarily due to higher pre-tax income and a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized.
OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Operating revenues	$—	$412.4	$630.4	$1,186.0
Cost of goods sold	—	288.6	489.0	816.5
Gross margin on revenues	—	123.8	141.4	369.5
Other operation and maintenance	—	42.3	60.9	127.3
Depreciation and amortization	—	26.5	36.8	74.2
Impairment of assets	—	—	—	0.3
Gain on insurance proceeds	—	—	—	(7.5)
Taxes other than income	—	9.8	10.5	22.8
Operating income	—	45.2	33.2	152.4
Equity in earnings of unconsolidated affiliates	46.0	—	64.5	—
Other income	—	0.4	10.2	0.6
Other expense	—	1.2	1.3	1.9
Interest expense	—	8.7	10.6	23.7
Income tax expense	0.2	11.0	16.5	38.9
Net income	45.8	24.7	79.5	88.5
Less: Net income attributable to noncontrolling interests	—	6.8	6.6	24.7
Net income attributable to OGE Holdings	$45.8	$17.9	$72.9	$63.8

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

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

	Enable Midstream Partners (Equity Method - Three Months Ended September 30, 2013)	Natural Gas Midstream Operations (Consolidated - Three Months Ended September 30, 2012)
(In millions)
Gross margin on revenues	$—	$123.8
Operating expenses	—	78.6
Operating income	—	45.2
Equity in earnings of unconsolidated affiliates	46.0	—
Income tax expense	0.2	11.0
Net income	45.8	17.9

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Five Months Ended September 30, 2013)	Total (Nine Months Ended September 30, 2013)	Natural Gas Midstream Operations (Consolidated - Nine Months Ended September 30, 2012)
(In millions)
Gross margin on revenues	$141.4	$—	$141.4	$369.5
Operating expenses	108.2	—	108.2	217.1
Operating income	33.2	—	33.2	152.4
Equity in earnings of unconsolidated affiliates	—	64.5	64.5	—
Income tax expense	9.4	7.1	16.5	38.9
Net income	15.5	57.4	72.9	63.8

OGE Holdings' results of operations for the four months ended April 2013 as compared to the same period of 2012 decreased due to lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex LLC's five largest customers from keep-whole to fixed-fee, in addition to slightly higher other operation and maintenance expense and depreciation and amortization expense. These decreases were partially offset by increased gathering rates and volumes and inlet processing volumes associated with ongoing Enogex LLC expansion projects and the gas gathering assets acquired in August 2012.

Enable Midstream Partners' results for the three and five months ended September 30, 2013, were consistent with management's expectations in light of lower natural gas liquids prices and low seasonal and geographic price differentials. Enable Midstream Partners' continued to increase processing volumes through system expansions. Transportation throughput was impacted by system integrity projects and slightly lower demand. Gathering throughput was slightly lower, impacted by well connects.

Income taxes during the three months ended September 30, 2013 as compared to the same period in 2012 decreased due to a $17.1 million reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable Midstream Partners, LP. partially offset by higher pre-tax income (net of noncontrolling interest). Income taxes during the nine months ended as compared to the same period in 2012 decreased due to the reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable Midstream Partners, LP. partially offset by, deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings and lower pre-tax income (net of noncontrolling interest).

Enable Midstream Partners Results of Operations during the Three and Five Months Ended September 30, 2013

	Three Months Ended	Five Months Ended
	September 30, 2013	September 30, 2013
	(In millions)
Gross margin	$337.1	$544.5
Operating income	132.0	206.7
Net income	123.3	188.4

Equity in earnings of unconsolidated affiliates includes OGE Energy's 28.5 percent share of Enable Midstream Partners earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable Midstream, based on historical cost as of May 1, 2013. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended	Five Months Ended
	September 30, 2013	September 30, 2013
	(In millions)
OGE's 28.5% share of Enable Net Income	$35.1	$53.6
Amortization of basis difference	5.9	5.9
Elimination of Enogex Holdings fair value adjustments	5.0	5.0
OGE's Equity in earnings of unconsolidated affiliates	$46.0	$64.5

Enable Midstream Partners Operating Data during the Three and Five Months Ended September 30, 2013

	Three Months Ended	Five Months Ended
	September 30, 2013	September 30, 2013

Gathered volumes - TBtu/d (A)	3.5	3.5
Transportation volumes - TBtu/d	5.1	5.2
Natural gas processed - TBtu/d	1.5	1.5

(A)	Excludes volumes billed under throughput agreements.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $336.9 million and $352.7 million at September 30, 2013 and December 31, 2012, respectively, a decrease of $15.8 million, or 4.5 percent, primarily due to the deconsolidation of Enogex Holdings on May 1, 2013 partially offset by an increase in OG&E's billings to customers reflecting warmer weather and higher seasonal rates in September 2013 as compared to December 2012.

The balance of Accounts Payable was $171.1 million and $396.7 million at September 30, 2013 and December 31, 2012, respectively, a decrease of $225.6 million, or 56.9 percent, primarily due to the deconsolidation of Enogex Holdings on May 1, 2013 and a decrease due to the timing of ad valorem payments in December 2012.

Cash Flows

	Nine Months Ended
	September 30,		2013 vs. 2012
(In millions)	2013	2012	$ Change	% Change
Net cash provided from operating activities	$351.2	$678.0	$(326.8)	(48.2)%
Net cash used in investing activities	(739.4)	(836.6)	97.2	11.6%
Net cash provided from financing activities	386.4	164.2	222.2	*

Operating Activities

The decrease of $326.8 million, or 48.2 percent, in net cash provided from operating activities during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to:

•	fuel refunds at OG&E during the nine months ended September 30, 2013 as compared to higher fuel recoveries in the same period in 2012; and

•	the deconsolidation of Enogex Holdings on May 1, 2013.

These decreases in net cash provided from operating activities were partially offset by an increase in cash received during the nine months ended September 30, 2013 from transmission revenue.

Investing Activities

The decrease of $97.2 million, or 11.6 percent, in net cash used in investing activities during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to lower levels of capital expenditures due to the deconsolidation of OGE Holdings and proceeds received from OGE Holdings' sale of certain gas gathering assets in the Texas Panhandle partially offset by higher levels of capital expenditures during the nine months ended September 30, 2013 related to various transmission projects at OG&E.

Financing Activities

The increase of $222.2 million in net cash provided from financing activities during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to:

•	a decrease in repayments of lines of credit during the nine months ended September 30, 2013 as compared to the same period in 2012;

•	payments on advances from unconsolidated affiliates due to the deconsolidation of Enogex Holdings on May 1, 2013; and

•	and a contribution of $107.0 million from the Arclight group immediately prior to the closing of the transaction to form Enable Midstream Partners.

These increases in net cash provided from financing activities are partially offset by a decrease in short-term debt borrowings during the nine months ended September 30, 2013 as compared to the same period in 2012.

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

(In millions)	2013	2014	2015	2016	2017
OG&E Base Transmission	$55	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	100	135	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	345	355	295	295	295
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	50	50	20	20	20
Balanced Portfolio 3E Projects (B)(C)	190	15	—	—	—
SPP Priority Projects (B)(C)	185	70	—	—	—
SPP Integrated Transmission Projects (B) (C)	5	10	—	40	40
Total Transmission Projects	430	145	20	60	60
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	20	25	25	20	—
Total Other Projects	60	50	35	30	—
Total OG&E Known and Committed Projects	490	195	55	90	60
Total OG&E (D)	835	550	350	385	355
OGE Energy	10	15	10	10	10
Total capital expenditures	$845	$565	$360	$395	$365
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balanced Portfolio 3E	135 miles of transmission line from OG&E's Seminole substation to OG&E's Muskogee substation	$165	Late 2013
	Balanced Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$115	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to a companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry

Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On September 3, 2013, OG&E and the state of Oklahoma filed with the Tenth Circuit a request for a rehearing; additionally 17 state attorney generals joined in to support the requested rehearing. By order dated October 31, 2013, the Tenth Circuit three-judge panel that decided the original appeal denied the petitions for rehearing by a 2 to 1 vote. OG&E believes that the stay remains in effect until after the mandate is issued by the Tenth Circuit or further order of the court. The EPA has notified OG&E that it is of the opinion the stay lifted after the Tenth Circuit’s July 19, 2013 ruling. OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP. OG&E is reviewing its additional appeal options, including a request for review of the case by the U. S. Supreme Court. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

•
Installation of control equipment for compliance with MATS by a deadline of April 16, 2015, with the possibility of a one-year extension. OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. OG&E continues to review the specifications for the control equipment to be installed for compliance with MATS and has requested a one-year extension for complying or until April 16, 2016. Current costs for installing the necessary control equipment are estimated to range from $10 million to $20 million per unit.

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

Pension and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the first nine months of 2013 as compared to the first nine months of recent years, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement in 2013. As a result, and based in part on the Company’s historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, the Company currently expects that it could be required to record a pension settlement charge for 2013 of between $19 million and $25 million in the fourth quarter of 2013. Whether the Company will be required to take a pension settlement charge for 2013 will depend on numerous factors, including the amount of lump sum payments owed to employees who elect to retire during the balance of 2013. A pension settlement charge, if incurred, would not require a cash outlay by the Company and would not increase the Company’s total pension expense over time, as the charge would be an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At September 30, 2013, the Company has revolving credit facilities totaling in the aggregate $1,150 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $447.0 million and $430.9 million at September 30, 2013 and December 31, 2012, respectively. The weighted-average interest rate on short-term debt at September 30, 2013 was 0.30 percent.  The average balance of short-term debt during the three months ended September 30, 2013 was $459.8 million at a weighted-average interest rate of 0.31 percent. The maximum month-end balance of short-term debt during the three months ended September 30, 2013 was $515.6 million. At September 30, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At September 30, 2013, the Company had $700.9 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At September 30, 2013, the Company had less than $0.1 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

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

Issuance of Long-Term Debt

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

Quarterly Distributions by Enable Midstream Partners

Pursuant to the Enable Midstream Partners Agreement, during the third quarter Enable Midstream Partners made distributions of approximately $17.4 million to the Company.
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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits. OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $90 million. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at the four affected coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits). The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per million British thermal unit within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a request to stay the FIP on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On September 3, 2013, OG&E and the state of Oklahoma filed with the Tenth Circuit a request for a rehearing; additionally 17 state attorney generals joined in to support the requested rehearing. By order dated October 31, 2013, the Tenth Circuit three-judge panel that decided the original appeal denied the petitions for rehearing by a 2 to 1 vote. OG&E believes that the stay remains in effect until after the mandate is issued by the Tenth Circuit or further order of the court. The EPA has notified OG&E that it is of the opinion the stay lifted after the Tenth Circuit’s July 19, 2013 ruling. OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP. OG&E is reviewing its additional appeal options, including a request for review of the case by the U. S. Supreme Court. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

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

Hazardous Air Pollutants Emission Standards

As previously reported, on April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. This rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. In addition, the regulations include work practice standards for dioxins and furans. Compliance is required within three years after the effective date of the rule with the possibility of a one-year extension. To comply with this rule, OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. OG&E continues to review the specifications for the control equipment to be installed for compliance with MATS and has requested a one-year extension for complying or until April 16, 2016. Current costs for installing the necessary control equipment are estimated to range from $10 million to $20 million per unit. The final MATS rule has been appealed by several parties. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

Federal Clean Air Act New Source Review Litigation
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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

In September 2013, the EPA issued proposed New Source Performance Standards (NSPS) that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed NSPS sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA by June 30, 2016. Thus, it is possible that existing power plants may be required to comply with greenhouse gas performance standards as soon as July 2016.

In October 2013, the U.S. Supreme Court granted certiorari to review EPA's greenhouse gas regulations, including the Tailoring Rule which limits the sources subject to greenhouse gas permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's prevention of significant deterioration and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for greenhouse gas emissions.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. On June 27, 2013 the EPA signed an amendment to the previous settlement agreement to finalize the proposed rules by November 4, 2013, which date was extended to November 20, 2013 due to the federal government shutdown. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the third quarter of 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
7/1/13 - 7/31/13	—		$—		N/A	N/A
8/1/13 - 8/31/13	—		$—		N/A	N/A
9/1/13 - 9/30/13	4,038	(A)(B)	$35.00	(B)	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

(B)	These shares of restricted stock and the average price paid per share were adjusted for the effects of the stock split.

Item 5. Other Information

On July 26, 2013, the Company adopted a severance plan for certain officers of the Company or one its subsidiaries whose employment has been seconded to Enable GP, LLC or Enable Midstream Partners, LP. Under the terms of the plan, if a participant’s employment with the Company and its affiliates, including Enable GP, LLC and Enable Midstream Partners, LP, is terminated for reasons other than death, Disability (as defined therein) or Cause (as defined therein) prior to December 31, 2014, such participant is entitled, subject to limited exceptions, to severance benefits.

If the terminated participant has not received an offer from the Company or any affiliate of Comparable Employment With Relocation (as defined therein) as of his or her termination date such participant will be entitled to a lump-sum cash severance benefit in an amount equal to (i) 52 weeks of the participant’s weekly compensation plus (ii) such participant’s target award under the Company’s short-term incentive plan.

If the terminated participant has received and declined an offer from the Company or any affiliate of Comparable Employment With Relocation as of his or her termination date such participant shall be entitled to a lump sum cash severance benefit in an amount equal to (i) two (2) weeks of the participant’s weekly compensation multiplied by the number of full years of service credited to the participant as of his or her termination date, provided that such cash severance benefit shall not be less than 12 weeks of the participant’s weekly compensation nor more than 36 weeks of the participant’s weekly compensation and (ii) such participant’s target award under the Company’s short-term incentive plan, if any, adjusted on a pro rata basis based on the number of months the participant was actually employed during such plan year.

The participant also is entitled to continued medical, dental and vision benefits (provided that such participant is eligible for and timely elects continuation of coverage in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the applicable period required by COBRA. A participant has not received an offer from the Company or any affiliate of Comparable Employment With Relocation as of his or her termination date will be entitled to receive outplacement services, not to exceed a maximum of nine months, provided the participant initiates such services within 60 days of his or her termination date.

Lump-sum cash severance payments under the plan will be made within 60 days of the date of termination, provided the participant has timely returned an executed waiver and release.

A copy of the severance plan is filed as exhibit 10.03 to this Form 10-Q.

On November 5, 2013, OGE Holdings entered into a retention agreement with E. Keith Mitchell, the Chief Operating Officer of Enable Midstream Partners, LP (the “Partnership”). Pursuant to the terms of the retention agreement, Mr. Mitchell will be entitled to receive a retention benefit of $500,000 if he (A) is continuously employed by OGE Holdings or the Partnership, the general partner of the Partnership or an affiliate of the Partnership or the general partner (a “Successor Employer”) as of January 2, 2016, (B) is terminated by OGE Holdings or a Successor Employer without Cause (as defined therein) prior to January 2, 2016 or (C) ceases to be employed by OGE Holdings or a Successor Employer prior to January 2, 2016 due to his death or Disability (as defined therein) (in each case, the “Vesting Date”). If Mr. Mitchell’s employment is terminated prior to the Vesting Date (i) by OGE Holdings or a Successor Employer for Cause or (ii) by Mr. Mitchell other than due to death or Disability, then Mr. Mitchell will not be entitled to receive the retention benefit.

If Mr. Mitchell is eligible for the retention benefit under clause (A) or (C) above, the benefit will be paid in a lump sum within 10 days of the Vesting Date. If Mr. Mitchell is eligible for the retention benefit under clause (B) above and executes and returns (and does not revoke) a waiver and release no later than 50 days after the Vesting Date, the benefit will be paid in a lump sum no later than the 60th day following the Vesting Date. The retention benefit is in addition to, and not in lieu of, all other accrued or vested or earned compensation, rights, options or benefits payable under any retirement plan, bonus, savings or other compensation plan, stock incentive plan, life insurance plan, health plan, or disability plan or any amounts otherwise payable to Mr. Mitchell under the severance plan discussed above.

A copy of the retention agreement is filed as exhibit 10.04 to this Form 10-Q

Item 6.  Exhibits.

Exhibit No.	Description
10.01	Amendment No. 4 to the Company's Deferred Compensation Plan
10.02
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries

10.03	OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries
10.04	Retention Agreement effective as of October 24, 2013, by and between OGE Enogex Holdings, LLC and E. Keith Mitchell.
10.05
Letter of extension dated as of July 29, 2013 for the Company's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents, related to the Company's credit agreement dated December 13, 2011 (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

10.06
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents, related to the OG&E's credit agreement dated December 13, 2011 (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

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

November 6, 2013