Form 10-K
period 2013-12-31
OGE ENERGY CORP.
filed 2014-02-25
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $6,733,312,753 based on the number of shares held by non-affiliates (197,457,852) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $34.10.
At January 31, 2014, there were 198,620,521 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2014 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
Atoka	Atoka Midstream LLC joint venture
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned Subsidiary of CenterPoint Energy, Inc.
Code	Internal Revenue Code of 1986
Company	OGE Energy Corp, collectively with its subsidiaries and Enable Midstream Partners
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight Group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex, LLC	Enogex, LLC collectively with its subsidiaries (effective June 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
MRT	CenterPoint Energy - Mississippi River Transmission, LLC, a Delaware limited liability company
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy Corp
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy Corp, parent company of Enogex Holdings (prior to May 1, 2013) and 28.5 percent owner of Enable Midstream Partners
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
PUD Staff	Public Utility Division Staff of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

•
the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions Enable serves, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by Enable's gathering and processing business and transporting by Enable interstate pipelines, including the impact of natural gas and NGLs prices on the level of drilling and production activities in the regions Enable serves;

•	business conditions in the energy and natural gas midstream industries, including the demand for natural gas, NGLs, crude oil and midstream services;

•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;

•	unusual weather;

•	availability and prices of raw materials for current and future construction projects;

•
Federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company's markets;

•	environmental laws and regulations that may impact the Company's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties;

•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable that the Company does not control;

•	the risk that Enable may not be able to successfully integrate the operations of Enogex LLC and the businesses contributed by CenterPoint as discussed in Note 3; and

•	other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to this Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

THE COMPANY

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of the change in the Company’s business segments due to the formation of Enable, see Note 14 of Notes to Condensed Consolidated Financial Statements.

For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements.  The Company was incorporated in August 1995 in the state of Oklahoma and its principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners, LP to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting. At December 31, 2013, OGE Energy, through its wholly owned subsidiary OGE Holdings, holds 28.5 percent of the limited partner interests in Enable. OGE Energy also owns a 60 percent interest in any incentive distribution rights in Enable. Incentive distribution rights are expected to entitle the holder to increasing percentages, up to a maximum of 50 percent, of the cash distributed by Enable in excess of the target quarterly distributions to be set in connection with Enable’s initial public offering. On November 26, 2013, Enable filed a registration statement on Form S-1 related to the proposed initial public offering of limited partnership interests that will have the effect of making Enable a publicly traded master limited partnership.

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

The natural gas midstream operations segment consists of the Company's investment in Enable. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable is continuing to construct additional crude oil gathering capacity in this area. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

The Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-K reflect the effects of the stock split.

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

Enable's primary business objective is to practice operational excellence and to grow its business responsibly, increasing the amount of cash distributions made to its unitholders over time while maintaining financial stability. Strategies to accomplish this objective include capitalizing on organic growth opportunities and leveraging the scale of its existing assets, utilizing long-term, fee-based contracts to minimize direct commodity price exposure and maintaining strong customer relationships to attract new volumes and expand beyond its existing footprint and business lines. Enable also plans to grow through accretive acquisitions and disciplined development.

Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate of five to seven percent on a weather-normalized basis, maintaining a strong credit rating as well as increasing the dividend to meet the Company's dividend payout objectives. The Company's target payout ratio is to pay out dividends of approximately 60 percent of its normalized earnings on an annual basis. The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities.  The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

ELECTRIC OPERATIONS - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 268 communities and their contiguous rural and suburban areas. During 2013, one other community and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 268 communities that OG&E serves, 242 are located in Oklahoma and 26 in Arkansas. OG&E derived 90 percent of its total electric operating revenues in 2013 from sales in Oklahoma and the remainder from sales in Arkansas.

OG&E's system control area peak demand in 2013 was 6,341 MWs on June 27, 2013. OG&E's load responsibility peak demand was 5,806 MWs on June 27, 2013. As reflected in the table below and in the operating statistics that follow, there were 28.2 million MWH system sales in 2013, 28.0 million MWH system sales in 2012 and 28.5 million MWH system sales in 2011. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2013	2013 vs. 2012 Increase	2012	2012 vs. 2011 Decrease	2011
System sales - millions of MWHs	28.2	0.7%	28.0	(1.8)%	28.5

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2013	2012	2011
ELECTRIC ENERGY (Millions of MWH)
Generation (exclusive of station use)	24.2	26.3	26.7
Purchased	6.3	5.0	4.9
Total generated and purchased	30.5	31.3	31.6
OG&E use, free service and losses	(1.9)	(1.9)	(2.1)
Electric energy sold	28.6	29.4	29.5
ELECTRIC ENERGY SOLD (Millions of MWH)
Residential	9.4	9.1	9.9
Commercial	7.1	7.0	6.9
Industrial	3.9	4.0	3.9
Oilfield	3.4	3.3	3.2
Public authorities and street light	3.2	3.3	3.2
Sales for resale	1.2	1.3	1.4
System sales	28.2	28.0	28.5
Off-system sales	0.4	1.4	1.0
Total sales	28.6	29.4	29.5
ELECTRIC OPERATING REVENUES (In millions)
Residential	$901.4	$878.0	$943.5
Commercial	554.2	523.5	531.3
Industrial	220.6	206.8	216.0
Oilfield	176.4	163.4	165.1
Public authorities and street light	214.3	202.4	207.4
Sales for resale	59.4	54.9	65.3
System sales revenues	2,126.3	2,029.0	2,128.6
Off-system sales revenues	14.7	36.5	36.2
Other	121.2	75.7	46.7
Total operating revenues	$2,262.2	$2,141.2	$2,211.5
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	690,390	683,214	675,806
Commercial	90,279	88,772	87,480
Industrial	2,921	2,957	2,991
Oilfield	6,431	6,426	6,451
Public authorities and street light	16,877	16,695	16,374
Sales for resale	42	46	44
Total	806,940	798,110	789,146
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,312.59	$1,292.11	$1,401.84
Average annual use (kilowatt-hour)	13,718	13,477	14,738
Average price per kilowatt-hour (cents)	$9.57	$9.59	$9.51

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2013, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 megawatts. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On April 15, 2013, the APSC issued an order authorizing OG&E to recover the Arkansas portion of the cost to construct the Crossroads wind farm, effective retroactively to August 1, 2012. The costs are being recovered through the Energy Cost Recovery Rider.

Fuel Adjustment Clause Review for Calendar Year 2011

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011.  OG&E filed information and documents in response to the OCC's application on October 1, 2012.  On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent. On April 9, 2013, the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. On June 18, 2013, the OCC issued an order approving the administrative law judge’s recommendation.
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

On July 18, 2013, the FERC issued an order on the SPP's Order No. 1000 compliance filing.  This order accepted in part and rejected in part the SPP's plan for complying with Order No. 1000.  The FERC rejected the SPP's plan to retain the right of first refusal for projects that would operate between 100 kilovolts and 300 kilovolts.  However, the FERC clarified that a right of first refusal was appropriate in certain circumstances.  It is not clear how the FERC's order will relate to the recently enacted Oklahoma law addressing a right of first refusal for lower voltages.  On November 15, 2013, SPP made its FERC compliance filing, as required by the July 18, 2013 order. The SPP changes to its tariff and Membership Agreement included provisions that (i) clarify that facilities between 100 kilovolts and 300 kilovolts would be subject to the competitive selection process, (ii) only allow certain evidence, such as state laws (like House Bill 1932) and the holders of existing rights of way, to be considered during the competitive selection process and not earlier in the process; (iii) apply a right of first refusal to transmission projects needed for reliability within three years in certain situations; and (iv) revise the tariff’s competitive selection process, including changes to the criteria for identifying qualifying transmission owners, the requirements for submission of information by transmission owners seeking to participate in competitive selections, and the procedures that govern the competitive selection process.

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

Request for Modification to Previous Orders

On August 2, 2013, OG&E filed an application at the OCC seeking to make minor modifications to three previous OCC orders. The purpose of the application was to address the timing of certain requirements contained in those orders. OG&E's application proposed to address these issues in OG&E's next general rate case thus avoiding the cost associated with a rate case filing now and benefiting customers by deferring the recovery of certain costs identified in the previous orders. On September 3, 2013, the PUD Staff filed a motion to dismiss OG&E's application. PUD Staff requested that the OCC dismiss OG&E's application and issue an order requiring OG&E to file a rate case for the 2012 test year.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff.  The revised tariff will authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace.  OG&E requested that FERC issue an order on or before February 28, 2014 that accepts the revised market-based rate tariff to be effective on the date SPP’s Integrated Marketplace goes into operation, which is expected to be March 1, 2014.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  After engaging in settlement discussions, OG&E and Arkansas Electric Cooperative Corporation have tentatively agreed to terms of a settlement and are jointly preparing an offer of settlement to be filed with FERC. OG&E believes the reduction in revenue will be less than $1.0 million per year.

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

At December 31, 2013 and 2012, OG&E had regulatory assets of $427.9 million and $537.6 million, respectively, and regulatory liabilities of $254.4 million and $386.2 million, respectively. See Note 1 of Notes to Consolidated Financial Statements for a further discussion.
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

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost-of-service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.

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

Fuel Supply and Generation
In 2013, 53 percent of the OG&E-generated energy was produced by coal-fired units, 40 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,785 total MW capability reflected in the table under Item 2. Properties, 3,798 MWs, or 56 percent, are from natural gas generation, 2,538 MWs, or 37 percent, are from coal generation and 449 MWs, or seven percent, are from wind generation. Though OG&E has a higher installed capability of generation from natural gas units, it has been more economical to generate electricity for our customers using lower priced coal. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In Kilowatt-Hour - cents)	2013	2012	2011	2010	2009
Natural gas	3.905	2.930	4.328	4.638	3.696
Coal	2.273	2.310	2.064	1.911	1.747
Weighted average	2.784	2.437	2.897	3.012	2.474

The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2011 as compared to 2010 was primarily due to lower natural gas prices and lower natural gas generation. The increase in the weighted average cost of fuel in 2010 as compared to 2009 was primarily due to higher natural gas prices and increased natural gas generation. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
Coal
All of OG&E's coal-fired units, with an aggregate capability of 2,538 MWs, are designed to burn low sulfur western sub-bituminous coal. OG&E has contracted for approximately 55 percent of its forecasted annual coal usage via multi-year contracts that expire in 2016 and the remainder of its forecasted 2014 usage via one-year contracts that expire in 2014. In 2013, OG&E purchased 7.8 million tons of coal from various Wyoming suppliers. The combination of all coal has a weighted average sulfur content of 0.21 percent. Based upon the average sulfur content and EPA certified emission data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," emission limits are expected to become more stringent.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Natural Gas
OG&E has entered into multiple month term natural gas contracts for 31.5 percent of its 2014 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in early to mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

OG&E utilizes natural gas storage service on Enable's and OneOK Gas Transmission's pipelines. The storage services allow OG&E to maximize the value of its generation assets. At December 31, 2013, OG&E had 2.1 million MMBtu's in natural gas storage valued at $7.6 million.
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

Safety and Health Regulation

OG&E is subject to a number of Federal and state laws and regulations, including OSHA, EPA and comparable state statutes, whose purpose is to protect the safety and health of workers.

In addition, the OSHA hazard communication standard, the EPA Emergency Planning and Community Right-to-Know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials stored, used or produced in OG&E's operations and that this information be provided or made available to employees, state and local government authorities and citizens. OG&E believes that it is in material compliance with all applicable laws and regulations relating to worker safety and health.

NATURAL GAS MIDSTREAM OPERATIONS - ENABLE MIDSTREAM PARTNERS

Overview

Enable was formed on May 1, 2013, to own and operate the midstream businesses of OGE Energy and CenterPoint. References below to “a pro forma basis” include the combined operations of the midstream businesses of OGE Energy and CenterPoint for periods prior to May 1, 2013 and the operations of Enable subsequent to May 1, 2013. Enable is a large-scale, growth-oriented limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. Enable serves key current and emerging production areas in the United States, including several premier, unconventional shale resource plays and local and regional end-user markets in the United States. Enable's operations include natural gas gathering, processing and fractionation services and crude oil gathering for its producer customers, and interstate and intrastate natural gas pipeline transportation and storage service to natural gas producers, utilities and industrial customers. A substantial portion of Enable's earnings are generated under long-term, fee-based agreements that minimize direct exposure to commodity price fluctuations.

Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from some of the most productive shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. These basins have experienced a strong increase in investment and drilling activity by exploration and production companies in recent years. Enable also owns an emerging crude oil gathering business in the Bakken shale formation of the Williston Basin that commenced initial operations in November 2013. Enable is continuing to construct additional crude oil gathering capacity in this area. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

As of December 31, 2013, Enable's portfolio of energy infrastructure assets included approximately 11,000 miles of gathering pipelines, 12 major processing plants with approximately 2.1 Bcf/d of processing capacity, approximately 7,900 miles of interstate pipelines, approximately 2,300 miles of intrastate pipelines and eight storage facilities comprising 86.5 Bcf of storage capacity.

Enable's expansion capital expenditures are expected to be approximately $450 million for the twelve months ended March 31, 2015.

For the year ended December 31, 2013, on a pro forma basis, approximately 76% of Enable's gross margin was generated from contracts that are fee-based, and approximately 50% of its gross margin was attributable to firm contracts or contracts with minimum volume commitment features.

Enable provides gathering, processing, treating, compression, dehydration and NGL fractionation for natural gas producers. Enable's gathering and processing assets are strategically located in established and actively developing basins in the United States and are interconnected with their interstate and intrastate pipelines and with third-party pipelines, which provides customers with the benefits of a flexible and efficient transportation and storage system.

The following table sets forth certain information regarding Enable's gathering and processing assets on a pro forma basis as of December 31, 2013:

Asset/Basin	Length (miles)	Compression (Horsepower)	Average Gathering Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (Bbl/d)	Gross Acreage Dedications (in millions)
Anadarko Basin	6,729	477,462	1.3	9	1,445	43,233	4.7
Arkoma Basin	2,676	137,928	1.0	1	60	4,686	1.2
Ark-La-Tex Basin(1)	1,639	182,892	1.3	2	545	10,814	0.7
Total	11,044	798,282	3.6	12	2,050	58,733	6.6

(1)	Ark-La-Tex basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

Six processing plants in the Anadarko basin are interconnected via their large-diameter, rich gas gathering system in western Oklahoma, which spans 18 counties and has approximately 1.2 Bcf/d of processing capacity. 4.7 million gross acres of acreage dedications in the Anadarko basin area are served by this system, referred to as their “super-header” system. This system is configured to optimize the flow of natural gas and the utilization of the processing plants connected to it, which provides strategic growth opportunities. Enable has made investments to expand the super-header system, including its newest plant located in Custer Country, Oklahoma (the McClure Plant) that was placed in service in December 2013. The McClure Plant increased Enable's natural gas processing capacity in the basin by over 15%, providing an additional 200 MMCf/d of natural gas processing capacity. Enable expects to continue to grow the capacity of the super-header system through the planned addition of another new cryogenic processing plant and related gathering pipelines. This plant, which will be located in Grady County, Oklahoma (the Bradley Plant), will provide an additional 200 MMcf/d of processing capacity and is expected to be completed in the first quarter of 2015.

For the years ended December 31, 2013 and 2012, on a pro forma basis, Enable generated 61% and 56%, respectively, of its gathering and processing gross margin under long-term, fee-based agreements, and of this fee-based margin, approximately 38% and 40%, respectively, was attributable to gathering and processing contracts containing minimum volume commitment features. Under Enable's minimum volume commitment contracts, customers commit to ship a minimum annual volume of natural gas on its gathering system, or, in lieu of shipping such volumes, to pay periodically as if that minimum amount had been shipped. As of December 31, 2013, Enable had minimum volume commitments in lean natural gas developments of 1.6 Bcf/d with a weighted average remaining term of over nine years. Enable also has an emerging crude oil gathering business in the Bakken shale formation with a similar minimum volume commitment contract structure that it believes will provide an additional source of stable cash flows. Under Enable's acreage dedication contracts, its customers are generally required to deliver all of their production within the dedicated area to Enable's gathering system for processing over the period of the contract. As of December 31, 2013, Enable had acreage dedications in rich natural gas developments covering more than 5.7 million acres that generally have long lived reserves with a weighted average remaining term of approximately nine years. As of December 31, 2013, Enable's gathering and processing contracts for its top ten natural gas producer customers, which accounted for approximately 75% of its gathered volumes for the year ended December 31, 2013, on a pro forma basis, had a volume-weighted average remaining term of approximately nine years.

Enable's natural gas transportation and storage operations consist of interstate pipelines, intrastate pipelines and storage assets. Enable provides pipeline takeaway capacity for natural gas producers from supply basins to market hubs and critical natural gas supply for industrial end users and utilities, such as LDCs and power generators. Enable's interstate pipeline system includes approximately 7,900 miles of transportation pipelines and extends from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. Enable' eight storage facilities in Oklahoma, Louisiana and Illinois have 86.5 Bcf of storage capacity and strategically complement its pipeline systems.

The following table sets forth certain information regarding Enable's transportation and storage assets as of December 31, 2013:

Asset	Length (miles)	Capacity		Total Firm Contracted Capacity (Bcf/d)	Average Throughput Volume (Tbtu/d)	Percent of Capacity under Firm Contracts	Weighted Average Remaining Firm Contract Life (years)
Interstate Transportation(1)	7,880	8.4	BCF/d	8	3.5 (2)	95%	3.9
Intrastate Transportation	2,304	1.9	BCF/d(3)	—	1.6	—%	4.9
Storage	—	86.5	BCF	67.9	—	79%	4.4

(1)
Except with respect to length, this information does not include amounts for Southeast Supply Header, LLC. Southeast Supply Header, LLC is a non- consolidated entity in which Enable own a 24.95% ownership interest.

(2) Actual volumes transported per day may be less than total firm contracted capacity based on demand.
(3) This represents the maximum single day receipts on the intrastate systems. Enable's Oklahoma intrastate pipeline system is a web-like configuration with multidirectional flow capabilities between numerous receipt and delivery points, which limits the ability to determine an overall system capacity. During the year ended December 31, 2013, the peak daily throughput was 1.9 TBtu or, on a volumetric basis, 1.9 Bcf/d.

Enable generates revenue primarily by charging demand fees pursuant to applicable tariffs for the transportation and storage of natural gas on its system. On a pro forma basis, Enable generated 96% of its transportation and storage gross margin is generated under fee-based agreements with a weighted average remaining contract life of over four years as of December 31, 2013. Demand-based margin for this period represented 89% of the fee-based margin, on a pro forma basis. Enable generally does not take ownership of the natural gas it transports and stores.

ENVIRONMENTAL MATTERS

General

The activities of the Company are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection relating to air quality, water quality, waste management, wildlife conservation and natural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate environmental issues that may be caused by its operations or that are attributable to former operators, requiring changes in operations and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

The trend in environmental regulation, however, is to place more restrictions and limitations on activities that may affect the environment. The Company cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause it to incur significant costs. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2014 will be $72.6 million of which $55.0 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be $49.6 million of which $31.3 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners and activated carbon injection and exclude certain other capital expenditures as discussed in footnote D to the capital expenditures table in "Finance and Construction" below. The Company's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2014 through 2018 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. The Company believes that Enable has, or will have, access to adequate liquidity and, therefore, no contributions are expected to be necessary to fund the capital expenditures of Enable from the general partners. Accordingly, capital expenditures for Enable are not included in the table below.

(In millions)	2014	2015	2016	2017	2018
OG&E Base Transmission	$30	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	140	75	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	360	295	295	295	295
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	55	20	20	20	20
Balanced Portfolio 3E Projects (B)(C)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	15	25	30	25	10
Total Transmission Projects	160	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners	35	20	15	10	—
Environmental - activated carbon injection	5	10	5	—	—
Total Other Projects	65	40	30	10	—
Total OG&E Known and Committed Projects	225	85	80	55	30
Total OG&E (D)	585	380	375	350	325
OGE Energy	15	10	10	10	10
Total capital expenditures	$600	$390	$385	$360	$335

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balance Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$110	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On January 2, 2014, the Tenth Circuit confirmed that the stay of the FIP has remained in place and continues until the Tenth Circuit issues the mandate. A Petition for Certiorari was filed by the State of Oklahoma, the Industrial Consumers and OG&E with the United States Supreme Court on January 29, 2014. The mandate from the Tenth Circuit has been stayed until the Supreme Court acts on the petition. If the Supreme Court elects not to hear the case, OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP.

•
Installation of control equipment (other than activated carbon injection) for compliance with MATS by a deadline of April 16, 2016, which includes a one-year extension which was granted by the Oklahoma Department of Environmental Quality. As noted above, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" below.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Pension and Postretirement Benefit Plans

During both 2013 and 2012, OGE Energy made contributions to its Pension Plan of $35 million to help ensure that the Pension Plan maintains an adequate funded status. During 2014, OGE Energy expects to contribute up to $26 million to its Pension Plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

Common Stock Dividends
At the Company's December 2013 Board meeting, management, after considering estimates of future earnings and numerous other factors, recommended to the Board of Directors an increase in the current quarterly dividend rate to $0.22500 per share from $0.20875 per share effective with the Company's first quarter 2014 dividend. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a further discussion.
Future Sources of Financing
Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.   The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  The short-term debt balance was $439.6 million and $430.9 million at December 31, 2013 and 2012, respectively.  The weighted-average interest rate on short-term debt at December 31, 2013 was 0.30 percent.  The average balance of short-term debt in 2013 was $485.0 million at a weighted-average interest rate of 0.34 percent. The maximum month-end balance of short-term debt in 2013 was $663.9 million.   At December 31, 2013, the Company had $715.1 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At December 31, 2013, the Company had $6.8 million in cash and cash equivalents.  See Note 12 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Effective May 1, 2013, Enable entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400.0 million revolving credit facility was terminated.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements to December 13, 2017.

Issuance of Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, to fund capital expenditures, to pay general corporate expenses and for working capital purposes.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt during 2014, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

Common Stock
The Company expects to issue between $10 million and $15 million of common stock in its Automatic Dividend Reinvestment and Stock Purchase Plan in 2014. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable limited partnership agreement, during 2013 Enable made distributions of approximately $51.7 million, to the Company.

EMPLOYEES

The Company had 3,269 employees at December 31, 2013. Included in this total are 780 employees that are seconded to Enable.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 25, 2014:

Name	Age	Title
Peter B. Delaney	60	Chairman of the Board, President and Chief Executive Officer - OGE Energy Corp.
Sean Trauschke	46	Chief Financial Officer - OGE Energy Corp.
William J. Bullard	65	Assistant General Counsel - OGE Energy Corp.
Scott Forbes	56	Controller and Chief Accounting Officer - OGE Energy Corp.
Patricia D. Horn	55	Vice President - Governance and Corporate Secretary - OGE Energy Corp.
Gary D. Huneryager	63	Vice President - Internal Audits - OGE Energy Corp.
Jesse B. Langston	51	Vice President - Retail Energy - OG&E
Jean C. Leger, Jr.	55	Vice President - Utility Operations - OG&E
Cristina F. McQuistion	49	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer - OG&E
Jerry A. Peace	51	Chief Generation Planning and Procurement Officer - OG&E
Paul L. Renfrow	57	Vice President - Public Affairs, HR, HS&E and Regulatory - OGE Energy Corp.
Charles B. Walworth	39	Treasurer - OGE Energy Corp.
No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Delaney, Trauschke, Bullard, Forbes, Huneryager, Renfrow, Walworth and Ms. Horn are also officers of OG&E.  Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 15, 2014.
As a result of the formation of Enable on May 1, 2013, Messrs. Delaney and Trauschke became members of the Board of Directors of Enable GP, LLC, the general partner of Enable.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Peter B. Delaney	2012 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2013 - Present:	Director of Enable GP LLC
	2013 - Present:	Chairman of the Board and Chief Executive Officer of OG&E
	2012 - 2013:	Chairman of the Board, President and Chief Executive Officer of OG&E
	2010 - 2011:	Chairman of the Board and Chief Executive Officer of OGE Energy Corp. and OG&E
	2010 - 2013:	Chief Executive Officer of Enogex Holdings
	2009 - 2013:	Chief Executive Officer of Enogex LLC
	2009 - 2010:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp. and OG&E
Sean Trauschke	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - Present:	Director of Enable GP LLC
	2013 - Present:	President and Chief Financial Officer of OG&E
	2013 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
	2013:	Acting Chief Financial Officer of Enable GP LLC
	2009 - 2013:	Vice President and Chief Financial Officer of OGE Energy Corp. and OG&E
	2010 - 2013:	Chief Financial Officer of Enogex Holdings
	2009 - 2013:	Chief Financial Officer of Enogex LLC
	2009:	Senior Vice President - Investor Relations and Financial Planning of Duke Energy (electric utility)
William J. Bullard	2010 - Present:	Assistant General Counsel of OGE Energy Corp.; General Counsel of OG&E
	2009 - 2010:	Assistant General Counsel of OGE Energy Corp. and OG&E
Scott Forbes	2009 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp. and OG&E
	2009:	Interim Chief Financial Officer of OGE Energy Corp. and OG&E

Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp. and OG&E
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp. and OG&E
	2010 - 2013:	Secretary of Enogex Holdings and Corporate Secretary of Enogex LLC
	2010 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp. and OG&E
	2009 - 2010:	Vice President - Legal, Regulatory, Environmental Health & Safety and General Counsel of Enogex LLC
	2009 - 2010:	Assistant General Counsel of OGE Energy Corp.
Gary D. Huneryager	2009 - Present:	Vice President - Internal Audits of OGE Energy Corp. and OG&E
Jesse B. Langston	2009 - Present:	Vice President - Retail Energy of OG&E
Jean C. Leger, Jr.	2009 - Present:	Vice President - Utility Operations of OG&E
Cristina F. McQuistion	2014 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
	2009 - 2011:	Vice President - Process and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2014 - Present:	Chief Generation Planning and Procurement Officer of OG&E
	2009 - 2014:	Chief Risk Officer of OGE Energy Corp. and OG&E
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs, HR, HS&E and Regulatory of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp. and OG&E
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp. and OG&E
	2009 - 2011:	Vice President - Public Affairs of OGE Energy Corp. and OG&E
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp. and OG&E
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp. and OG&E
	2010 - 2012:	Senior Manager Finance of OGE Energy Corp.
	2009 - 2010:	Manager Corporate Finance of OGE Energy Corp.

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

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations", in 2011, the EPA accepted a portion of the Oklahoma SIP for regional haze, which requires the installation of low NOX burners on OG&E's affected units within five years at a cost of approximately $80 million. The EPA rejected Oklahoma's SO2 BART determination with respect to the four affected coal-fired units at the Sooner and Muskogee generating stations and issued a FIP in its place. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. OG&E, the state of Oklahoma and other parties, filed an appeal to challenge this determination, which has delayed the implementation of the regional haze rule in Oklahoma. Although the court initially stayed implementation of EPA’s FIP, it ultimately issued a decision affirming the FIP, and unless the Supreme Court accepts an appeal of the case, the FIP will require installation of Dry Scrubbers or fuel switching with a deadline sometime in 2018 or 2019.

In response to recent regulatory and judicial decisions, emissions of greenhouse gases including, most significantly, carbon dioxide could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions.  If mandatory reductions of carbon dioxide and other greenhouse gases are required in the future, this could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. The EPA has started a process to implement carbon dioxide emission limitations for existing electric generating units, and neither the outcome of the rule making process nor the timing of any required expenditures resulting from the EPA rule making process can be predicted with any certainty at this time.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations due to our handling of natural gas, air emissions related to our operations and historical industry operations and waste disposal practices. These activities are subject to stringent and complex Federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of their wastes or requiring remedial action to mitigate pollution conditions that may be caused by their operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP implemented a regional energy imbalance service market on February 1, 2007. OG&E participates in the SPP energy imbalance service market to aid in the optimization of its physical assets to serve OG&E's customers. OG&E has not participated in the SPP energy imbalance service market for any speculative trading activities. The SPP purchases and sales are not allocated to individual customers. OG&E records the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Sales in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation by the FERC or the SPP, including the forthcoming SPP integrated marketplace, which is scheduled to begin operation in March 2014.

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

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also could affect the cost of capital and our ability to raise capital. Economic conditions may also impact the valuation of certain long-lived assets, including our investment in unconsolidated affiliates, that are subject to impairment testing, potentially resulting in impairment charges, which could have a material adverse impact on our results of operations.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems (including smart grid) which may result in a loss of service to customers and also subject OG&E to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's smart grid program further increases potential risks associated with cyber security attacks. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its consolidated financial position, results of operations and cash flows.

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

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2013, we expect to continue to make future contributions to maintain required funding levels.  It has been our practice in the past to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 35 percent of our current employees will be eligible to retire with full pension benefits.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

We are a holding company with our primary assets being investments in our subsidiary and equity investments.

We are a holding company and thus our investments in our subsidiary and unconsolidated affiliate, accounted for under the equity method, are our primary assets. Substantially all of our operations are conducted by our subsidiary and unconsolidated affiliate.  Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness depends upon the operating cash flow of our subsidiary and unconsolidated affiliate and the payment of funds by them to us in the form of dividends or distributions.  At December 31, 2013, the Company and its subsidiary had outstanding indebtedness and other liabilities of $6.1 billion.  Our subsidiary and unconsolidated affiliate are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets.  Claims of creditors, including general creditors, of our subsidiary or unconsolidated affiliate on their respective assets will generally have priority over our claims (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareowners.

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

We and OG&E may be able to incur substantially more indebtedness, which may increase the risks created by our indebtedness.

The terms of the indentures governing our debt securities do not fully prohibit us or our subsidiaries from incurring additional indebtedness. If we or OG&E are in compliance with the financial covenants set forth in our revolving credit agreements and the indentures governing our debt securities, we and OG&E may be able to incur substantial additional indebtedness. If we or OG&E incur additional indebtedness, the related risks that we and they now face may intensify.

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

RISKS ASSOCIATED WITH OUR INVESTMENT IN ENABLE MIDSTREAM PARTNERS

Effective May 1, 2013, OGE Energy does not control Enogex Holdings LLC or Enable, and therefore is not able to cause or prevent certain actions by Enable.

Enable has its own governing board, and OGE Energy will not control all of the decisions of that board. Consequently, OGE Energy will be unable solely to cause Enable to take actions that OGE Energy believes would be in our or Enable' best interests. Likewise, OGE Energy will be unable to prevent certain actions of Enable.

A significant portion of our earnings and operating cash flows depend on the performance of Enable. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.

Our operating cash flow is derived partially from cash distributions we receive from Enable.

Our operating cash flow is derived partially from cash distributions we receive from Enable. The amount of cash it can distribute principally depends upon the amount of cash flow it generates from its operations, which may fluctuate from quarter to quarter based on, among other things.

•	the fees and gross margins realized with respect to the volume of natural gas and crude oil handled;

•	the prices of, levels of production of, and demand for natural gas and crude oil;

•	the volume of natural gas and crude oil gathered, compressed, treated, dehydrated, processed, fractionated, transported and stored;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other midstream energy companies;

•	adverse effects of governmental and environmental regulation;

•	the level of operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures;

•	the cost of acquisitions;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements;

•	other business risks affecting its cash levels.

Enable may not be able to successfully integrate the operations of OGE Holdings and CenterPoint.

Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. CenterPoint Energy Field Services, LLC was converted into a Delaware limited partnership that became Enable Midstream Partners, LP. CenterPoint contributed to Enable its equity interests in each of (i) CenterPoint Energy Gas Transmission Company, LLC, (ii) MRT, and (iii) certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute a 24.95 percent interest in Southeast Supply Header, LLC.  If Enable is not able to successfully integrate these operations, it could have an adverse impact on our financial position, results of operations or cash flows.

Enable's contracts are subject to renewal risk

Enable generates a substantial portion of its gross margins under long-term, fee-based agreements. For the year ended December 31, 2013, on a pro forma basis, approximately 76% of its gross margin was generated from contracts that are fee-based and approximately 50% of its gross margin was attributable to firm contracts or contracts with minimum volume commitment features. As these and other contracts expire, extensions or renewals with existing suppliers and customers may have to be renegotiated or new contracts with other suppliers and customers may be necessary. Enable may be unable to obtain new contracts on favorable commercial terms, if at all, and also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of its contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with fixed-fee or fixed-margin contracts may desire to enter into contracts under different fee arrangements. To the extent Enable is unable to renew its existing contracts on favorable terms, if at all, or successfully manage its overall contract mix over time, its revenue, results of operations and distributable cash flow could be adversely affected.

Enable depends on a small number of customers for a significant portion of its firm transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its transportation and storage services and its consolidated financial position, results of operations and its ability to make cash distributions to us.

Enable provides firm transportation and storage services to certain key customers on its system. Enable's major transportation customers are affiliates of CenterPoint Energy, Laclede Group, Exxon Mobile Corporation, OGE Energy and American Electric Power Company, Inc. Enable's interstate transportation and storage assets were designed and built to serve affiliates of CenterPoint Energy, Laclede Group, OGE Energy and American Electric Power Company.

The loss of all or even a portion of the interstate or intrastate transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable's ability to make cash distributions to OGE Energy.

The businesses of Enable are dependent, in part, on the drilling and production decisions of others.

The businesses of Enable are dependent on the continued availability of natural gas and crude oil production. Enable has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to its systems or the rate at which production from a well declines. In addition, its cash flows associated with wells currently connected to its systems will decline over time. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, its customers must continually obtain new natural gas and crude oil supplies. The primary factors affecting its ability to obtain new supplies of natural gas and crude oil and attract new customers to its assets are the level of successful drilling activity near these systems, its ability to compete for volumes from successful new wells and its ability to expand capacity as needed. If Enable is not able to obtain new supplies of natural gas and crude oil to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities would decline, which could have a material adverse effect on its results of operations and distributable cash flow. Enable has no control over producers or its drilling and production decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected commodity prices, including the prices of natural gas, NGLs and crude oil;

•	demand for natural gas, NGLs and crude oil;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•	the availability of drilling rigs and other costs of production and equipment.

Fluctuations in energy prices can also greatly affect the development of new natural gas and crude oil reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of natural gas, crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond its control. Because of these factors, even if new natural gas or crude oil reserves are known to exist in areas served by its assets, producers may choose not to develop those reserves. Declines in natural gas or crude oil prices can have a negative impact on exploration, development and production activity and, if sustained, could lead to decreases in such activity. A sustained decline could also lead producers to shut in production from its existing wells. Sustained reductions in exploration or production activity in its areas of operation could lead to further reductions in the utilization of its systems, which could have a material adverse effect on its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders, including us.

In addition, it may be more difficult to maintain or increase the current volumes on its gathering systems, as several of the formations in the unconventional resource plays in which Enable operates generally has higher initial production rates and steeper production decline curves than wells in more conventional basins. Should Enable determine that the economics of its gathering assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, it may reduce such capital expenditures, which could cause revenues associated with these assets to decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require Enable to incur higher maintenance capital expenditures relative to throughput over time, which will reduce its distributable cash flow.

Because of these and other factors, even if new reserves are known to exist in areas served by its assets, producers may choose not to develop those reserves. Reductions in drilling activity would result in an inability to maintain the current levels of throughput on its systems and could have a material adverse effect on its results of operations and distributable cash flow.

Enable’s industry is highly competitive, and increased competitive pressure could adversely affect its results of operations and distributable cash flow.

Enable competes with similar enterprises in its respective areas of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Competitors include large crude oil, natural gas and petrochemical companies that have greater financial resources and access to supplies of natural gas, NGLs and crude oil. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services Enable provides to its customers. Excess pipeline capacity in the regions served by our interstate pipelines could also increase competition and adversely impact the ability to renew or enter into new contracts with respect to available capacity when existing contracts expire. In addition, customers that are significant producers of natural gas may develop their own gathering, processing, transportation and storage systems. Enable’s ability to renew or replace existing contracts with customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, transportation and transportation services. All of these competitive pressures could adversely affect its results of operations and distributable cash flow.

Enable derives a substantial portion of its operating income and cash flow from subsidiaries through which it holds a substantial portion of its assets.

Enable derives a substantial portion of its operating income and cash flow from, and holds a substantial portion of its assets through, its subsidiaries. As a result, it depends on distributions from its subsidiaries in order to meet its payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide Enable with funds for its payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit its subsidiaries’ ability to make payments or other distributions, and its subsidiaries could agree to contractual restrictions on its ability to make distributions.

The right by Enable to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Enable were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by them.

Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates.

Enable's business plan calls for extensive investment in capital improvements and additions. Capital expenditures are expected to be $450 million for the twelve months ending March 31, 2015. For example, Enable is currently constructing a cryogenic processing plant in Grady County, Oklahoma (the Bradley Plant), which will provide an additional 200 MMcf/d of processing capacity and is expected to be completed in the first quarter of 2015. In addition, other assets are expected to be placed in service in 2014 related to its crude oil gathering pipeline system in North Dakota’s Bakken shale formation.

The construction of additions or modifications to Enable's existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond its control and may require the expenditure of significant amounts of capital, which may exceed estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if an existing pipeline expanded or a new pipeline constructed, the construction may occur over an extended period of time, and material increases in revenues or cash flows may not be received until the project is completed. In addition Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve an expected investment return, which could adversely affect its results of operations and ability to make cash distributions to its unitholders, including us.

In connection with its capital investments, Enable may engage a third party to estimate potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent estimates of future production are relied on in deciding to construct additions to its systems, those estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating future production. As a result, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect its results of operations and ability to make cash distributions to unitholders. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable, preventing its ability to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, its results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable ability to make cash distributions.

Enable's ability to make cash distributions to us could be negatively affected by adverse movements in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, liquefied natural gas, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation.

At any given time, Enable's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning a net buyer of natural gas) and a net long position in NGLs (meaning a net seller of NGLs). As a result, its gross margin could be adversely impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable provides certain transportation and storage services under long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if the cost to perform such services exceeds the revenues received from such contracts, and, as a result, costs could exceed revenues received under such contracts.

Enable has been authorized by the FERC, to provide transportation and storage services at its facilities at negotiated rates. Generally, negotiated rates are in excess of the maximum recourse rates allowed by the FERC, but it is possible that costs to perform services under “negotiated rate” contracts will exceed the revenues obtained under these agreements. If this occurs, it could decrease the cash flow realized by its systems and, therefore, decrease the cash available for distribution to its unitholders, including us.

As of December 31, 2013, approximately 57% of Enable's contracted transportation firm capacity and 43% of its contracted storage firm capacity was subscribed under such “negotiated rate” contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies.

If third-party pipelines and other facilities interconnected to Enable's gathering, processing or transportation facilities become partially or fully unavailable, its ability to make cash distributions to us could be adversely affected.

Enable depends upon third-party natural gas pipelines to deliver natural gas to, and take natural gas from, its transportation systems. it also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of the processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of its processing plants, and a prolonged outage or disruption could ultimately result in a reduction in the volume of NGLs it is able to produce. Additionally, Enable depends on third parties to provide electricity for compression at many of its facilities. Since it does not own or operate any of these third-party pipelines or other facilities, continuing operation of those facilities is not within its control. If any of these third-party pipelines or other facilities become partially or fully unavailable to Enable for any reason, its results of operations and ability to make cash distributions to us could be adversely affected.

Enable does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

Enable does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Enable may obtain the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. A loss of these rights, through its inability to renew right-of-way contracts or otherwise, could cause a cease in operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere, and adversely affect its results of operations and ability to make cash distributions to unitholders, including us.

Enable conducts a portion of its operations through joint ventures, which subjects them to additional risks that could have a material adverse effect on the success of its operations, financial position and results of operations.

Enable conducts a portion of its operations through joint ventures with third parties, including Spectra Energy, DCP Midstream Partners, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. It may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside the control of Enable.

The joint venture arrangements of Enable may involve risks not otherwise present when operating assets directly, including, for example:

•	joint venture partners may share certain approval rights over major decisions;

•	joint venture partners may not pay their share of the joint venture’s obligations, leaving Enable liable for their shares of joint venture liabilities;

•	it may be unable to control the amount of cash it will receive from the joint venture;

•	it may incur liabilities as a result of an action taken by its joint venture partners;

•	it may be required to devote significant management time to the requirements of and matters relating to the joint ventures;

•	its insurance policies may not fully cover loss or damage incurred by both them and its joint venture partners in certain circumstances;

•	its joint venture partners may be in a position to take actions contrary to its instructions or requests or contrary to its policies or objectives; and

•	disputes between them and its joint venture partners may result in delays, litigation or operational impasses.

The risks described above or the failure to continue joint ventures or to resolve disagreements with joint venture partners could adversely affect Enable's ability to transact the business that is the subject of such joint venture, which would in turn negatively affect its financial condition and results of operations. The agreements under which certain joint ventures were formed may subject them to various risks, limit the actions it may take with respect to the assets subject to the joint venture and require them to grant rights to its joint venture partners that could limit its ability to benefit fully from future positive developments. Some joint ventures require Enable to make significant capital expenditures. If it does not timely meet its financial commitments or otherwise do not comply with its joint venture agreements, its rights to participate, exercise operator rights or otherwise influence or benefit from the joint venture may be adversely affected. Certain of its joint venture partners may have substantially greater financial resources than Enable has and it may not be able to secure the funding necessary to participate in operations its joint venture partners propose, thereby reducing its ability to benefit from the joint venture.

Enable business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely impact its ability to make cash distributions to us.

Enable' operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and actions by third parties;

•	inadvertent damage from construction, vehicles, farm and utility equipment;

•	leaks of natural gas, crude oil and other hydrocarbons or losses of natural gas and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of its operations. A natural disaster or other hazard affecting the areas in which it operates could have a material adverse effect on its operations. Enable is not fully insured against all risks inherent in its business. It does not have business interruption insurance coverage for all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of its facilities may not be sufficient to restore the loss or damage without negative impact on its results of operations and ability to make cash distributions to its unitholders, including us.

Enable’s ability to grow is dependent on its ability to access external financing sources.

Enable expects its operating subsidiaries will distribute all of their available cash to Enable and that it will distribute all of its available cash to its unitholders. As a result, Enable expects that it and its operating subsidiaries will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent Enable or its operating subsidiaries are unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. In addition, because it and its operating subsidiaries distribute all available cash, its growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

To the extent Enable issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk it will be unable to maintain or increase its per unit distribution level, which in turn may impact the cash available to distribute on each unit. There are no limitations in the partnership agreement on its ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt by Enable or its operating subsidiaries to finance its growth strategy would result in increased interest expense, which in turn may negatively impact the available cash that its operating subsidiaries have to distribute to it, and thus that it has to distribute to its unitholders, including us.

If Enable does not make acquisitions or is unable to make acquisitions on economically acceptable terms, its future growth will be limited.

Enable's ability to grow depends, in part, on the ability to make acquisitions that result in an increase in its cash generated from operations per common unit. If it is unable to make these accretive acquisitions either because: (i) it is unable to identify attractive acquisition targets or it is unable to negotiate purchase contracts on acceptable terms, (ii) it is unable to obtain acquisition financing on economically acceptable terms, or (iii) it is outbid by competitors, then its future growth and ability to increase distributions will be limited.

Enable's merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated.

From time to time, Enable has made, and it intends to continue to make, acquisitions of businesses and assets. Such acquisitions involve substantial risks, including the following:

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	it may assume liabilities that were not disclosed to it, that exceed its estimates, or for which its rights to indemnification from the seller are limited;

•
it may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt its ongoing businesses, distract management, divert resources and make it difficult to maintain its current business standards, controls and procedures.

Enable and its operating subsidiaries’ debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2013, Enable had approximately $1.9 billion of long-term debt outstanding and $200 million of short-term debt outstanding, excluding the premiums on senior notes in addition to $363 million of long-term notes payable due to CenterPoint Energy. Enable also has a $1.4 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.1 billion was available as of December 31, 2013. Following the planned IPO, it will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

•
the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or the financing may not be available on favorable terms, if at all;

•	a portion of cash flows will be required to make interest payments on the debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions;

•	the debt level will make Enable more vulnerable to competitive pressures or a downturn in the business or the economy generally; and

•	the debt level may limit flexibility in responding to changing business and economic conditions.

Enable’s and its operating subsidiaries’ ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If operating results are not sufficient to service its current or future indebtedness, it may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.

Enable’s credit facilities contain operating and financial restrictions, including covenants and restrictions that may be affected by events beyond its control, which could adversely affect its business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.

•	Enable's credit facilities contain customary covenants that, among other things, limit the ability to:

•	permit its subsidiaries to incur or guarantee additional debt;

•	incur or permit to exist certain liens on assets;

•	dispose of assets;

•	merge or consolidate with another company or engage in a change of control;

•	enter into transactions with affiliates on non-arm’s length terms; and

•	change the nature of its business.

Enable’s credit facilities also require it to maintain certain financial ratios. Its ability to meet those financial ratios can be affected by events beyond its control, and assurance it will meet those ratios cannot be guaranteed. In addition, its credit facilities contain events of default customary for agreements of this nature.

Enable's ability to comply with the covenants and restrictions contained in its credit facilities may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, its ability to comply with these covenants may be impaired. If any of the restrictions, covenants, ratios or tests in its credit facilities is violated, a significant portion of its indebtedness may become immediately due and payable. In addition, its lenders’ commitments to make further loans under the revolving credit facility may be suspended or terminated. Enable might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Enable may be unable to obtain or renew permits necessary for its operations, which could inhibit its ability to do business.

Performance of its operations require it obtain and maintain a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect its ability to initiate or continue operations at the affected location or facility and on its financial condition, results of operations and cash flows.

Additionally, in order to obtain permits and renewals of permits and other approvals in the future, Enable may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed pipeline or processing-related activities may have on the environment, individually or in the aggregate, including on public and Indian lands. Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time required to prepare applications and to receive authorizations.

Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect Enable's results of operations and its ability to make cash distributions to unitholders, including us.

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.

There is inherent risk of the incurrence of environmental costs and liabilities in its operations due to the handling of natural gas, NGLs and crude oil, air emissions related to its operations and historical industry operations and waste disposal practices. These activities are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the handling or disposing of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of wastes on, under or from its properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. Private parties, including the owners of the properties through which its gathering systems pass and facilities where its wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non- compliance, with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of its pipelines could subject them to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Enable may be unable to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. Further, stricter requirements could negatively impact its customers’ production and operations, resulting in less demand for its services.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by Enable's customers, which could adversely affect its results of operations and ability to make cash distributions to its unitholders, including us.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Many of its customers commonly use hydraulic fracturing techniques in their drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where its oil and natural gas exploration and production customers operate, such customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for its services to those customers.

Enable may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

Because Enable's operations emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase its costs related to operating and maintaining its facilities, and could delay future permitting. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on its operating results and cash flows, in addition to the demand for its services. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this view could negatively affect its ability to access capital markets or cause them to receive less favorable terms and conditions. Consequently, legislation and regulatory initiatives aimed at reducing greenhouse gases could have a material adverse effect on its results of operations and ability to make cash distributions to its unitholders, including us.

Enable's operations are subject to extensive regulation by federal regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on its results of operations and ability to make cash distributions to its unitholders, including us.

The rates charged by several of Enable's pipeline systems, including for interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services it may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service it might propose or offer, the profitability of its pipeline businesses could suffer. If it were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit profitability. Furthermore, competition from other pipeline systems may prevent them from raising its tariff rates even if permitted by regulatory agencies. The regulatory agencies that regulate its systems periodically implement new rules, regulations and terms and conditions of services subject to its jurisdiction. New initiatives or orders may adversely affect the rates charged for services or otherwise adversely affect its financial condition, results of operations and cash flows and ability to make cash distributions to its unitholders, including us.

Enable’s operations may also be subject to regulation by state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its results of operations and its ability to make cash distributions to unitholders, including us.

The pipeline operations of Enable that are not regulated by the FERC may be subject to state and local regulation applicable to intrastate natural and transportation services. The relevant states in which it operates include North Dakota, Oklahoma, Arkansas, Louisiana, Texas, Missouri, Kansas, Mississippi, Tennessee and Illinois. State and local regulations generally focus on safety, environmental and, in some circumstances, prohibition of undue discrimination among shippers. Additional rules and legislation pertaining to these matters are considered and, in some instances, adopted from time to time. The effect, if any, such changes might have on operations cannot be predicted, but Enable could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect the business. Any such state or local regulation could have an adverse effect on the business and the results of operations.

Gathering lines may be subject to ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict the right by Enable as an owner of gathering facilities to decide with whom it contracts to purchase or transport oil or natural gas. Federal law leaves economic regulation of natural gas gathering to the states. The states in which it operates have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to access to oil and natural gas gathering pipelines and rate discrimination.

Other state regulations may not directly regulate the business, but may nonetheless affect the availability of natural gas for processing, including state regulation of production rates and maximum daily production allowable from gas wells. While its gathering lines are currently subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the regulatory status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

A change in the jurisdictional characterization of some of Enable’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC, but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, it cannot be assured that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of its facilities they consider to be gathering facilities, Enable believes that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of its gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and cash flows and our ability to make cash distributions to its unitholders. In addition, if any of its facilities were found to have provided services or otherwise operated in violation of FERC regulations, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

Natural gas gathering may receive greater regulatory scrutiny at the state level; therefore, Enable's natural gas gathering operations could be adversely affected should it become subject to the application of state regulation of rates and services. Enable’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. The effect, if any, such changes might have on its operations cannot be predicted, but additional capital expenditures could be required and increased costs could be incurred depending on future legislative and regulatory changes.

Enable may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.

The U.S. Department of Transportation has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located in “high consequence areas,” which are those areas where a leak or rupture could do the most harm. The regulations require operators, including Enable, to, among other things:

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Although many of Enable's pipelines fall within a class that is currently not subject to these requirements, significant cost and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt pipelines could be incurred. This work is part of its normal integrity management program and it does not expect to incur any extraordinary costs during 2013 or 2014 to complete the testing required by existing Department of Transportation regulations and its state counterparts. Costs have not been estimated for any repair, remediation, preventive or mitigation actions that may be determined to be necessary as a result of the testing program, which could be substantial, or any lost cash flows resulting from the shutting down of pipelines during the pendency of such repairs. Should Enable fail to comply with Department of Transportation or comparable state regulations, it could be subject to penalties and fines. Also, the scope of the integrity management program and other related pipeline safety programs could be expanded in the future. The cost of complying with such future requirements has not been estimated.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,785 MWs at December 31, 2013. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

						2013 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability	Unit Run Type
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	Base Load	20.2%		486
	1GT	1971	Combustion-Turbine	Gas	Peaking	0.1%	(B)	16
	2	1973	Steam-Turbine	Gas	Base Load	26.1%		482
	3	1975	Steam-Turbine	Gas/Oil	Base Load	24.1%		489	1,473
Muskogee	4	1977	Steam-Turbine	Coal	Base Load	39.3%		491
	5	1978	Steam-Turbine	Coal	Base Load	51.0%		506
	6	1984	Steam-Turbine	Coal	Base Load	59.3%		500	1,497
Sooner	1	1979	Steam-Turbine	Coal	Base Load	68.7%		520
	2	1980	Steam-Turbine	Coal	Base Load	61.2%		521	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	Base Load	1.4%		169
	7	1963	Combined Cycle	Gas/Oil	Base Load	17.1%		193
	8	1969	Steam-Turbine	Gas	Base Load	10.1%		394
	9	2000	Combustion-Turbine	Gas	Peaking	1.4%	(B)	46
	10	2000	Combustion-Turbine	Gas	Peaking	1.8%	(B)	45	847
Redbud (C)	1	2003	Combined Cycle	Gas	Base Load	48.6%		149
	2	2003	Combined Cycle	Gas	Base Load	41.9%		147
	3	2003	Combined Cycle	Gas	Base Load	46.7%		147
	4	2003	Combined Cycle	Gas	Base Load	50.3%		149	592
Mustang	1	1950	Steam-Turbine	Gas	Peaking	2.1%	(B)	50
	2	1951	Steam-Turbine	Gas	Peaking	2.2%	(B)	50
	3	1955	Steam-Turbine	Gas	Base Load	5.8%		121
	4	1959	Steam-Turbine	Gas	Base Load	17.3%		242
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	0.3%	(B)	34
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	0.4%	(B)	36	533
McClain (D)	1	2001	Combined Cycle	Gas	Base Load	75.7%		353	353
Total Generating Capability (all stations, excluding wind stations) (E)									6,336

						2013 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	44.3%		2.3	227.5
Centennial		2007	Laverne, OK	80	Wind	36.9%		1.5	120.0
OU Spirit		2009	Woodward, OK	44	Wind	40.6%		2.3	101.2
Total Generating Capability (wind stations)									448.7

(A)	2013 Capacity Factor = 2013 Net Actual Generation / (2013 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)).

(B)	Peaking units are used when additional short-term capacity is required.

(C)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2013, OG&E's transmission system included: (i) 51 substations with a total capacity of 12.0 million kilovolt-amps and 4,589 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.4 million kilovolt-amps and 278 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 353 substations with a total capacity of 9.5 million kilovolt-amps, 29,144 structure miles of overhead lines, 2,239 miles of underground conduit and 10,617 miles of underground conductors in Oklahoma and (ii) 33 substations with a total capacity of 1.0 million kilovolt-amps, 2,775 structure miles of overhead lines, 232 miles of underground conduit and 696 miles of underground conductors in Arkansas.

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
During the three years ended December 31, 2013, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $2.3 billion and gross retirements were $249.0 million.  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 24.9 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2013.

Item 3.  Legal Proceedings.

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, except as set forth below, under "Environmental Laws and Regulations" in Item 7 of Part II of this Form 10-K and in Notes 15 and 16 of Notes to Consolidated Financial Statements, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

	Dividend Paid	Price
2014		High	Low
First Quarter (through February 20)	$0.2250	$36.25	$32.91
2013
First Quarter	$0.2088	$35.08	$27.70
Second Quarter	0.2088	36.59	32.20
Third Quarter	0.2088	39.55	33.85
Fourth Quarter	0.2088	40.00	32.85
2012
First Quarter	$0.1963	$28.77	$25.62
Second Quarter	0.1963	27.66	25.12
Third Quarter	0.1963	28.25	25.30
Fourth Quarter	0.1963	30.11	27.18

At the Company's December 2013 Board meeting, management, after considering estimates of future earnings and numerous other factors, recommended to the Board of Directors an increase in the current quarterly dividend rate to $0.2250 per share from $0.20875 per share effective with the Company's first quarter 2014 dividend.

The number of record holders of the Company's Common Stock at December 31, 2013, was 17,828. The book value of the Company's Common Stock at December 31, 2013 was $15.29.

Dividend Restrictions

Before the Company can pay any dividends on its common stock, the holders of any of its preferred stock that may be outstanding are entitled to receive their dividends at the respective rates as may be provided for the shares of their series.  Currently, there are no shares of preferred stock of the Company outstanding. Because the Company is a holding company and conducts all of its operations through its subsidiaries and equity affiliates, the Company's cash flow and ability to pay dividends will be dependent on the earnings and cash flows of its subsidiaries and equity affiliates and the distribution or other payment of those earnings to the Company in the form of dividends or distributions, or in the form of repayments of loans or advances to it. The Company expects to derive principally all of the funds required by it to enable it to pay dividends on its common stock from dividends paid by OG&E, on OG&E's common stock, and from distributions paid by Enable.  The Company's ability to receive dividends on OG&E's common stock is subject to the prior rights of the holders of any OG&E preferred stock that may be outstanding, any covenants of OG&E's certificate of incorporation and OG&E's debt instruments limiting the ability of OG&E to pay dividends and the ability of public utility commissions that regulate OG&E to effectively restrict the payment of dividends by OG&E.  The Company's ability to receive distributions on its limited partnership interest in Enable is subject to Enable's cash available for distribution, the terms of its limited partnership agreement, and the covenants of Enable's debt instruments limiting the ability of Enable to pay distributions.

Issuer Purchases of Equity Securities

The following table contains information about the Company's purchases of its common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10/1/13 - 10/31/13	—		$—	N/A	N/A
11/1/13 - 11/30/13	346	(A)	$34.68	N/A	N/A
12/1/13 - 12/31/13	460	(A)	$34.18	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.
N/A – not applicable

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2013	2012	2011	2010	2009
SELECTED FINANCIAL DATA
(In millions, except per share data)

Results of Operations Data:
Operating revenues	$2,867.7	$3,671.2	$3,915.9	$3,716.9	$2,869.7
Cost of sales	1,428.9	1,918.7	2,277.9	2,187.4	1,557.7
Operating expenses	885.3	1,075.6	991.3	935.6	820.1
Operating income	553.5	676.9	646.7	593.9	491.9
Equity in earnings of unconsolidated affiliates	101.9	—	—	—	—
Allowance for equity funds used during construction	6.6	6.2	20.4	11.4	15.1
Other income	31.8	17.6	19.8	13.7	28.9
Other expense	22.2	16.5	21.7	17.9	16.3
Interest expense	147.5	164.1	140.9	139.7	137.4
Income tax expense	130.3	135.1	160.7	161.0	121.1
Net income	393.8	385.0	363.6	300.4	261.1
Less: Net income attributable to noncontrolling interests	6.2	30.0	20.7	5.1	2.8
Net income attributable to OGE Energy	$387.6	$355.0	$342.9	$295.3	$258.3
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.96	$1.80	$1.75	$1.51	$1.34
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.94	$1.79	$1.73	$1.49	$1.33
Dividends declared per common share	$0.85125	$0.79750	$0.75875	$0.73125	$0.71375
Balance Sheet Data (at period end):
Property, plant and equipment, net	$6,672.8	$8,344.8	$7,474.0	$6,464.4	$5,911.6
Total assets	$9,134.7	$9,922.2	$8,906.0	$7,669.1	$7,266.7
Long-term debt	$2,400.1	$2,848.6	$2,737.1	$2,362.9	$2,088.9
Total stockholders' equity	$3,037.1	$3,072.4	$2,819.3	$2,400.0	$2,060.8
Capitalization Ratios (A)
Stockholders' equity	55.9%	51.9%	50.7%	50.4%	46.4%
Long-term debt	44.1%	48.1%	49.3%	49.6%	53.6%
Ratio of Earnings to Fixed Charges (B)
Ratio of earnings to fixed charges	4.30	3.94	4.12	4.02	3.38

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of the change in the Company’s business segments due to the formation of Enable, see Note 14 of Notes to Consolidated Financial Statements. For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners, LP to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting. At December 31, 2013, OGE Energy, through its wholly owned subsidiary OGE Holdings, holds 28.5 percent of the limited partner interests in Enable. OGE Energy also owns a 60 percent interest in any incentive distribution rights in Enable. Incentive distribution rights are expected to entitle the holder to increasing percentages, up to a maximum of 50 percent, of the cash distributed by Enable in excess of the target quarterly distributions to be set in connection with Enable’s initial public offering.

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

The natural gas midstream operations segment consists of the Company's investment in Enable. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable is continuing to construct additional crude oil gathering capacity in this area. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

The Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-K reflect the effects of the stock split.

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

Enable's primary business objective is to practice operational excellence and to grow its business responsibly, increasing the amount of cash distributions made to its unitholders over time while maintaining financial stability. Strategies to accomplish this objective include capitalizing on organic growth opportunities and leveraging the scale of its existing assets, utilizing long-term, fee-based contracts to minimize direct commodity price exposure and maintaining strong customer relationships to attract new volumes and expand beyond its existing footprint and business lines. Enable also plans to grow through accretive acquisitions and disciplined development.

 Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate of five to seven percent on a weather-normalized basis, maintaining a strong credit rating as well as increasing the dividend to meet the Company's dividend payout objectives. The Company's target payout ratio is to pay out dividends of approximately 60 percent of its normalized earnings on an annual basis. The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities.  The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

Summary of Operating Results
2013 compared to 2012. Net income attributable to OGE Energy was $387.6 million, or $1.94 per diluted share, in 2013 as compared to $355.0 million, or $1.79 per diluted share, in 2012. The increase in net income attributable to OGE Energy of $32.6 million, or 9.2 percent, or $0.15 per diluted share, in 2013 as compared to 2012 was primarily due to:

•
an increase in net income at OG&E of $12.3 million, or 4.4 percent, or $0.06 per diluted share of the Company's common stock, driven by higher gross margin primarily related to increased wholesale transmission revenue and lower other operation and maintenance expense, partially offset by higher interest expense related to the issuance of debt in May 2013;

•
an increase in net income at OGE Holdings of $25.8 million, or 34.8 percent, or $0.13 per diluted share of the Company's common stock, due partially to the accretive effect to OGE Holdings of its investment in Enable since May 1, 2013 and a reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable. Also contributing to the increase was the performance of Enogex for the first four months of 2013. Compared to the same period of 2012, earnings were higher for Enogex due to increased gathering rates and volumes and inlet processing volumes associated with its expansion projects and gas gathering assets acquired in August 2012. These increases were partially offset by lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex's five largest customers from keep-whole to fixed-fee; and

•
a decrease in net income at OGE Energy of $5.5 million, or $0.04 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

2012 compared to 2011. Net income attributable to OGE Energy was $355.0 million, or $1.79 per diluted share, in 2012 as compared to $342.9 million, or $1.73 per diluted share, in 2011. The increase in net income attributable to OGE Energy of $12.1 million, or 3.5 percent, or $0.06 per diluted share, in 2012 as compared to 2011 was primarily due to:

•
an increase in net income at OG&E of $17.0 million, or 6.5 percent, or $0.09 per diluted share of the Company's common stock, primarily due to a higher gross margin primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory. The increase in gross margin was partially offset by higher depreciation and amortization expense related to additional assets being placed in service and lower allowance for equity funds used during construction related to higher levels of construction costs for the Crossroads wind farm in 2011;

•
an increase in net income of Enogex LLC of $0.7 million, which was offset by an $8.9 million increase in net income attributable to noncontrolling interests, resulting in a decrease in net income attributable to OGE Holdings of $8.2 million, or 9.9 percent, or $0.04 per diluted share of the Company's common stock. The increase in net income attributable to noncontrolling interests reflected a reduction in the Company's ownership percentage of Enogex LLC due to increased capital contributions from the ArcLight group. The improvement in Enogex LLC's net income reflected higher operating income on increased gathering rates and volumes associated with ongoing expansion projects, increased volumes from gas gathering assets acquired in November 2011 and August 2012 and increased inlet volumes, which were partially offset by lower average natural gas and NGLs prices. Also contributing to the favorable results were a higher gain on insurance proceeds in 2012 and an impairment charge related to the Atoka processing plant in 2011 which did not occur in 2012. These improvements were partially offset by increased depreciation and amortization expense due to additional assets being placed in service throughout 2011 and 2012, higher other operations and maintenance expenses, and higher taxes other than income related to sales taxes on assets acquired; and

•
an increase in net income at OGE Energy of $3.3 million, or $0.01 per diluted share of the Company's common stock, primarily due to higher other income due to a decrease in deferred compensation losses partially offset by higher interest expense.

A more detailed discussion regarding the financial performance of OG&E and the Natural Gas Midstream Operations can be found under "Results of Operations" below.

2014 Outlook

The Company's 2014 earnings guidance is between approximately $388 million and $411 million of net income, or $1.94 to $2.06 per average diluted share.

Key assumptions for 2014 include:

Consolidated OGE

•	Approximately 200 million average diluted shares outstanding;

•	An effective tax rate of approximately 30 percent; and

•	A projected loss at the holding company of $2 million or $0.01 per diluted share, primarily due to interest expense relating to long and short-term debt borrowings partially offset by tax deductions.

OG&E

The Company projects OG&E to earn approximately $292 million to $303 million, or $1.46 to $1.52 per average diluted share in 2014 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.355 billion to $1.345 billion based on sales growth of approximately 1.2 percent on a weather-adjusted basis;

•	Approximately $115 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	Operating expenses of approximately $805 million to $815 million, with operation and maintenance expenses comprising 56 percent of the total;

•
Interest expense of approximately $141 million which assumes a $4 million allowance for borrowed funds used during construction reduction to interest expense and $250 million of long-term debt issued in the first half of 2014;

•	Other income of approximately $14 million including approximately $11 million of AEFUDC; and

•	An effective tax rate of approximately 28 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Enogex Holdings LLC

The Company projects equity earnings from its ownership interest in Enable to be between approximately $98 million to $110 million, or $0.49 to $0.55 per average diluted share. The outlook does not include any gains recognized each time Enable sells units representing the difference between book value and the unit sales price or the dilution associated with the issuance of limited partnership units from the planned Enable Midstream initial public offering.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 and the Company's consolidated financial position at December 31, 2013 and 2012.  The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (In millions except per share data)	2013	2012	2011
Operating income	$553.5	$676.9	$646.7
Net income attributable to OGE Energy	$387.6	$355.0	$342.9
Basic average common shares outstanding	198.2	197.1	195.8
Diluted average common shares outstanding	199.4	198.1	198.5
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.96	$1.80	$1.75
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.94	$1.79	$1.73
Dividends declared per common share	$0.8513	$0.7975	$0.7588

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income and equity in earnings of unconsolidated affiliates as reported in its Consolidated Statements of Income as those measures indicate the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Results by Business Segment

Year ended December 31 (In millions)	2013	2012	2011
Operating Income (Loss)
OG&E (Electric Utility)	$525.3	$489.4	$472.3
OGE Holdings (Natural Gas Midstream Operations) (A)	33.2	185.6	175.1
Other Operations (B)	(5.0)	1.9	(0.7)
Consolidated operating income	$553.5	$676.9	$646.7
Equity in Earnings of Unconsolidated Affiliate
OGE Holdings (Natural Gas Midstream Operations) (A)	$101.9	$—	$—

(A)
The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating results analysis by business segment includes intercompany transactions that are eliminated in the Consolidated Financial Statements.

OG&E (Electric Utility)

Year ended December 31 (Dollars in millions)	2013	2012	2011
Operating revenues	$2,262.2	$2,141.2	$2,211.5
Cost of sales	965.9	879.1	1,013.5
Other operation and maintenance	438.8	446.3	436.0
Depreciation and amortization	248.4	248.7	216.1
Taxes other than income	83.8	77.7	73.6
Operating income	525.3	489.4	472.3
Allowance for equity funds used during construction	6.6	6.2	20.4
Other income	8.1	8.2	8.5
Other expense	4.6	4.3	8.4
Interest expense	129.3	124.6	111.6
Income tax expense	113.5	94.6	117.9
Net income	$292.6	$280.3	$263.3
Operating revenues by classification
Residential	$901.4	$878.0	$943.5
Commercial	554.2	523.5	531.3
Industrial	220.6	206.8	216.0
Oilfield	176.4	163.4	165.1
Public authorities and street light	214.3	202.4	207.4
Sales for resale	59.4	54.9	65.3
System sales revenues	2,126.3	2,029.0	2,128.6
Off-system sales revenues	14.7	36.5	36.2
Other	121.2	75.7	46.7
Total operating revenues	$2,262.2	$2,141.2	$2,211.5
Reconciliation of gross margin to revenue:
Operating revenues	2,262.2	2,141.2	2,211.5
Cost of sales	965.9	879.1	1,013.5
Gross Margin	1,296.3	1,262.1	1,198.0
MWH sales by classification (In millions)
Residential	9.4	9.1	9.9
Commercial	7.1	7.0	6.9
Industrial	3.9	4.0	3.9
Oilfield	3.4	3.3	3.2
Public authorities and street light	3.2	3.3	3.2
Sales for resale	1.2	1.3	1.4
System sales	28.2	28.0	28.5
Off-system sales	0.4	1.4	1.0
Total sales	28.6	29.4	29.5
Number of customers	806,940	798,110	789,146
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.905	2.930	4.328
Coal	2.273	2.310	2.064
Total fuel	2.784	2.437	2.897
Total fuel and purchased power	3.178	2.806	3.215
Degree days (A)
Heating - Actual	3,673	2,667	3,359
Heating - Normal	3,349	3,349	3,631
Cooling - Actual	2,106	2,561	2,776
Cooling - Normal	2,092	2,092	1,911

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

2013 compared to 2012. OG&E's operating income increased $35.9 million, or 7.3 percent, in 2013 as compared to 2012 primarily due to a higher gross margin, lower other operation and maintenance expense and lower depreciation and amortization expense partially offset by higher taxes other than income.
Gross Margin
Gross Margin is defined by OG&E as operating revenues less fuel, purchased power and transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel, purchased power and transmission expenses are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Operating revenues were $2,262.2 million in 2013 as compared to $2,141.2 million in 2012, an increase of $121.0 million, or 5.7 percent. Cost of sales were $965.9 million in 2013 as compared to $879.1 million in 2012, an increase of $86.8 million, or 9.9 percent. Gross margin was $1,296.3 million in 2013 as compared to $1,262.1 million in 2012, an increase of $34.2 million, or 2.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$44.9
New customer growth	10.9
Other	1.8
Non-residential demand and related revenues	0.1
Quantity variance (primarily weather)	(6.4)
Price variance (B)	(17.1)
Change in gross margin	$34.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $672.7 million in 2013 as compared to $642.4 million in 2012, an increase of $30.3 million, or 4.7 percent, primarily due to higher natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. In 2013, OG&E's fuel mix was 53 percent coal, 40 percent natural gas and seven percent wind. In 2012, OG&E's fuel mix was 52 percent coal, 42 percent natural gas and six percent wind. Purchased power costs were $267.6 million in 2013 as compared to $223.0 million in 2012, an increase of $44.6 million, or 20.0 percent, primarily due to an increase in purchases in the energy imbalance service market and short-term power agreements. Transmission related charges were $25.6 million in 2013 as compared to $13.7 million in 2012, an increase of $11.9 million, or 86.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

Operating Expenses

Other operation and maintenance expenses were $438.8 million in 2013 as compared to $446.3 million in 2012, a decrease of $7.5 million, or 1.7 percent. The below factors contributed to the change in other operations and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(12.3)
Total salaries and wages (B)	(6.5)
Temporary labor	(2.3)
Contract professional services (primarily smart grid) (C)	(1.7)
Other	0.6
Other marketing and sales expense (primarily lower demand-side management initiatives) (C)	1.2
Administrative and assessment fees (primarily SPP Administration Fees)	2.2
Software expense (primarily smart grid) (C)	2.7
Capitalized labor	8.6
Change in other operation and maintenance expense	$(7.5)

(A)
Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case, a decrease in medical expense, and a decrease in worker's compensation accruals.

(B)
Decreased primarily due to lower salaries and wages as a result of lower headcount in 2013 and a decrease in incentive pay, partially offset by annual salary increases and an increase in overtime wages related to 2013 storms.

(C)	Includes costs that are being recovered through a rider.

Depreciation and amortization expense was $248.4 million in 2013 as compared to $248.7 million in 2012, a decrease of $0.3 million, primarily due to the amortization of the deferred pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	increases in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2013 and 2012, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland to Sooner transmission project which was fully in service in February 2013.

Taxes other than income was $83.8 million in 2013 as compared to $77.7 million in 2012, an increase of $6.1 million, or 7.9 percent, primarily due to higher ad valorem taxes.

Additional Information

Interest Expense. Interest expense was $129.3 million in 2013 as compared to $124.6 million in 2012, an increase of $4.7 million, or 3.8 percent, primarily due to a $6.4 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, partially offset by a $2.0 million decrease in interest related to tax matters.

Income Tax Expense. Income tax expense was $113.5 million in 2013 as compared to $94.6 million in 2012, an increase of $18.9 million, or 20.0 percent primarily due to higher pre-tax income and a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized.

2012 compared to 2011.  OG&E's operating income increased $17.1 million, or 3.6 percent, in 2012 as compared to 2011 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.

Gross Margin

Operating revenues were $2,141.2 million in 2012 as compared to $2,211.5 million in 2011, a decrease of $70.3 million, or 3.2 percent. Fuel and purchased power was $879.1 million in 2012 as compared to $1,013.5 million in 2011, a decrease of

$134.4 million, or 13.3 percent. Gross margin was $1,262.1 million in 2012 as compared to $1,198.0 million in 2011, an increase of $64.1 million, or 5.4 percent. The below factors contributed to the change in gross margin:

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

OGE Holdings (Natural Gas Midstream Operations)

	December 31,
(In millions)	2013	2012	2011
Operating revenues	$630.4	$1,608.6	$1,787.1
Cost of sales	489.0	1,120.1	1,346.6
Other operation and maintenance	60.9	172.9	162.5
Depreciation and amortization	36.8	108.8	77.6
Impairment of assets	—	0.4	6.3
Gain on insurance proceeds	—	(7.5)	(3.0)
Taxes other than income	10.5	28.3	22.0
Operating income (loss)	33.2	185.6	175.1
Equity in earnings of unconsolidated affiliates	101.9	—	—
Other income	10.2	1.0	3.9
Other expense	1.3	4.5	1.3
Interest expense	10.6	32.6	22.9
Income tax expense	26.9	45.7	51.7
Net income	106.5	103.8	103.1
Less: Net income attributable to noncontrolling interests	6.6	29.7	20.8
Net income attributable to OGE Holdings	$99.9	$74.1	$82.3

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable which is being accounted for using the equity method of accounting. The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. All financial statement line items included in the table above (except equity in earnings of unconsolidated affiliates and income tax expense) reflect 2013 operations only through April 30, 2013 and are not comparable to the prior year due to the deconsolidation discussed above.

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	OGE Holdings (Equity Method - Eight Months Ended December 31, 2013)	Total (Year Ended December 31, 2013)	Natural Gas Midstream Operations (Consolidated - Year Ended December 31, 2012)
(In millions)
Operating revenues	$630.4	$—	$630.4	$1,608.6
Cost of sales	489.0	—	489.0	1,120.1
Operating expenses	108.2	—	108.2	302.9
Operating income	33.2	—	33.2	185.6
Equity in earnings of unconsolidated affiliates	—	101.9	101.9	—
Income tax expense	9.4	17.5	26.9	45.7
Net income	15.5	84.4	99.9	74.1

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

Enable's results for the eight months ended December 31, 2013, were consistent with management's expectations in light of lower natural gas liquids prices and low seasonal and geographic price differentials. Enable continued to increase processing volumes through system expansions. Transportation throughput was impacted by system integrity projects and slightly lower demand. Gathering throughput was slightly lower, impacted by well connects, with lower throughput offset by the impact of minimum commitment features.

Income taxes in 2013 as compared to the same period in 2012 decreased due to a $16.4 million reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable partially offset by deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings and higher pre-tax income (net of noncontrolling interest).

Operating Data

	Four Months Ended	Year Ended December 31,
	April 30, 2013	2012	2011
Gathered volumes – TBtu/d	1.54	1.41	1.36
Incremental transportation volumes – TBtu/d (A)	0.63	0.67	0.58
Total throughput volumes – TBtu/d	2.17	2.08	1.94
Natural gas processed – TBtu/d	1.10	0.98	0.79
Condensate sold – million gallons	17	35	27
Average condensate sales price per gallon	$1.95	$1.95	$2.09
NGLs sold (keep-whole) – million gallons	(99)	162	167
NGLs sold (purchased for resale) – million gallons	316	667	487
NGLs sold (percent-of-liquids) – million gallons	7	24	25
NGLs sold (percent-of-proceeds) – million gallons	5	14	6
Total NGLs sold – million gallons	229	867	685
Average NGLs sales price per gallon	$1.08	$0.89	$1.16
Average natural gas sales price per MMBtu	$3.48	$2.79	$4.08

(A)	Incremental transportation volumes consist of natural gas moved only on the transportation pipeline.

Enable Operating Data during the Eight Months Ended December 31, 2013

Eight Months Ended
December 31, 2013

Gathered volumes - TBtu/d (A)	3.5
Transportation volumes - TBtu/d	4.6
Natural gas processed - TBtu/d	1.5
NGLs sold - million gallons/d	2.6

(A)	Excludes volumes billed under throughput agreements.

Enable Results of Operations during the Eight Months Ended December 31, 2013

Eight Months Ended
December 31, 2013

Operating revenues	$2,122.6
Cost of sales	1,240.5
Operating income	321.9
Net income	288.6

Equity in earnings of unconsolidated affiliates includes OGE Energy's 28.5 percent share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable, based on historical cost as of May 1, 2013. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

Eight Months Ended
December 31, 2013

OGE's 28.5% share of Enable Net Income	$82.1
Amortization of basis difference	9.4
Elimination of Enogex Holdings fair value and other adjustments	10.4
OGE's Equity in earnings of unconsolidated affiliates	$101.9

2012 compared to 2011. Enogex's operating income increased $10.6 million, or 6.1 percent, in 2012 as compared to 2011. This increase was primarily due to:

•	increased gathering rates and volumes associated with ongoing expansion projects and increased volumes from as gathering assets acquired in November 2011 and August 2012;

•
increased inlet volumes resulting from the return to full service of the Cox City natural gas processing plant in September 2011, the South Canadian natural gas processing plant, which was placed in service in December 2011, and the Wheeler natural gas processing plant, which was placed in service in August 2012;

•	a gain on insurance proceeds related to the reimbursement of costs incurred to replace the damaged train at the Cox City natural gas processing plant as discussed below; and

•	lower impairment of assets as discussed below.

These increases were partially offset by lower average natural gas and NGLs prices, higher other operation and maintenance expense, higher depreciation and amortization expense and higher taxes other than income. In 2012, imbalance volume changes and realized margin on physical gas long/short positions decreased the operating income by $7.5 million, net of corresponding imbalance and fuel tracker balances and the impact of the recovery of prior years' under-recovered fuel positions during 2012.

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

Other Income.  Enogex's consolidated other income was $1.0 million during 2012 as compared to $3.9 million during 2011, a decrease of $2.9 million, or 74.4 percent, due to the recognition in April 2011 of a $2.3 million gain related to the sale of the Harrah processing plant and the associated Wellston and Davenport gathering assets.

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

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2015 and April 2016.

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

The balance of Accounts Receivable, Net and Accrued Unbilled Revenues was $250.5 million and $352.7 million at December 31, 2013 and 2012, respectively, a decrease of $102.2 million, or 29.0 percent, primarily due to the deconsolidation of Enogex Holdings on May 1, 2013 partially offset by higher transmission revenue, an increase in billings for reimbursable construction costs and an increase in billings to partners of jointly-owned power plants,

The balance of Accounts Payable was $251.0 million and $396.7 million at December 31, 2013 and 2012, respectively, a decrease of $145.7 million, or 36.7 percent, primarily due to the deconsolidation of Enogex Holdings on May 1, 2013 partly offset by increases primarily due to the timing of vendor payments and an increase in accruals.

Cash Flows

				2013 vs. 2012		2012 vs. 2011
Year ended December 31 (In millions)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$623.2	$1,046.1	$833.9	$(422.9)	(40.4)%	$212.2	25.4%
Net cash used in investing activities	(957.0)	(1,192.6)	(1,395.8)	235.6	19.8%	203.2	(14.6)%
Net cash provided from financing activities	338.8	143.7	564.2	195.1	*	(420.5)	(74.5)%
* Percentage is greater than 100 percent.

Operating Activities

The decrease of $422.9 million, or 40.4 percent, in net cash provided from operating activities in 2013 as compared to 2012 was primarily due to:

•	fuel refunds at OG&E in 2013 as compared to higher fuel recoveries in 2012;

•	the deconsolidation of Enogex Holdings on May 1, 2013.

The increase of $212.2 million, or 25.4 percent, in net cash provided from operating activities in 2012 as compared to 2011 was primarily due to:

•	higher fuel recoveries at OG&E in 2012 as compared to 2011;

•	an increase in cash received in 2012 from transmission revenue and the recovery of investments including the Crossroads wind farm and smart grid partially offset by milder weather in 2012; and

•	an increase in gathered volumes and NGLs volumes at Enogex LLC during 2012 as compared to 2011 partially offset by lower natural gas and NGLs prices in 2012 as compared to 2011.

Investing Activities

The decrease of $235.6 million, or 19.8 percent, in net cash used in investing activities in 2013 as compared to 2012 is primarily a result of decreased capital expenditures related to the deconsolidation of Enogex Holdings on May 1, 2013 partially offset by increased capital expenditures at OG&E in 2013 related to various transmission projects.

The decrease of $203.2 million, or 14.6 percent, in net cash used in investing activities in 2012 as compared to 2011 primarily related to lower levels of capital expenditures in 2012 related to the Crossroads wind farm at OG&E and lower levels of capital expenditures related to gathering and processing expansion projects at Enogex LLC.

Financing Activities

The increase of $195.1 million in net cash provided from financing activities in 2013 as compared to 2012 was primarily due to:

•	a decrease in repayments of lines of credit in 2013 as compared to 2012;

•	payments on advances from unconsolidated affiliates due to the deconsolidation of Enogex Holdings on May 1, 2013; and

•	and higher contributions from the Arclight group related to the closing of the transaction to form Enable.

These increases in net cash provided from financing activities were partially offset by a decrease in short-term debt borrowings during 2013 as compared to 2012.

The decrease of $420.5 million in net cash provided from financing activities in 2012 as compared to 2011 was primarily due to:

•	lower contributions from the ArcLight group during 2012 as compared to 2011;higher borrowings under Enogex LLC's revolving credit agreement during 2011; and

•	repayments of Enogex's line of credit during 2012.

These increases in net cash provided from financing activities were partially offset by an increase in short-term debt borrowings during 2012 as compared to 2011.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2014 through 2018 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. The Company believes that Enable has, or will have, access to adequate liquidity and, therefore, no contributions are expected to be necessary to fund the capital expenditures of Enable from the general partners. Accordingly, capital expenditures for Enable are not included in the table below.

(In millions)	2014	2015	2016	2017	2018
OG&E Base Transmission	$30	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	140	75	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	360	295	295	295	295
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	55	20	20	20	20
Balanced Portfolio 3E Projects (B)(C)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	15	25	30	25	10
Total Transmission Projects	160	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners	35	20	15	10	—
Environmental - activated carbon injection	5	10	5	—	—
Total Other Projects	65	40	30	10	—
Total OG&E Known and Committed Projects	225	85	80	55	30
Total OG&E (D)	585	380	375	350	325
OGE Energy	15	10	10	10	10
Total capital expenditures	$600	$390	$385	$360	$335

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balance Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$110	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On January 2, 2014, the Tenth Circuit confirmed that the stay of the FIP has remained in place and continues until the Tenth Circuit issues the mandate. A Petition for Certiorari was filed by the State of Oklahoma, the Industrial Consumers and OG&E with the United States Supreme Court on January 29, 2014. The mandate from the Tenth Circuit has been stayed until the Supreme Court acts on the petition. If the Supreme Court elects not to hear the case, OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP.

•
Installation of control equipment (other than activated carbon injection) for compliance with MATS by a deadline of April 16, 2016, which includes a one-year extension which was granted by the Oklahoma Department of Environmental Quality. As noted above, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Environmental Laws and Regulations" below.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2013.  See the Company's Consolidated Statements of Capitalization and Note 15 of Notes to Consolidated Financial Statements for additional information.

(In millions)	2014	2015-2016	2017-2018	After 2018	Total
Maturities of long-term debt (A)	$100.2	$110.4	$375.2	$1,819.9	$2,405.7
Operating lease obligations
Railcars	3.8	30.4	—	—	34.2
Wind farm land leases	2.1	4.2	4.8	48.8	59.9
OGE Energy noncancellable operating lease	0.8	1.6	1.5	—	3.9
Total operating lease obligations	6.7	36.2	6.3	48.8	98.0
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	85.1	164.6	156.6	235.2	641.5
Expected cogeneration energy payments	61.1	136.6	168.9	352.5	719.1
Minimum fuel purchase commitments	451.8	820.3	385.1	—	1,657.2
Expected wind purchase commitments	58.0	118.7	120.3	368.9	665.9
Long-term service agreement commitments	70.5	5.3	21.7	187.9	285.4
Total other purchase obligations and commitments	726.5	1,245.5	852.6	1,144.5	3,969.1
Total contractual obligations	833.4	1,392.1	1,234.1	3,013.2	6,472.8
Amounts recoverable through fuel adjustment clause (B)	(574.7)	(1,106.0)	(674.3)	(721.4)	(3,076.4)
Total contractual obligations, net	$258.7	$286.1	$559.8	$2,291.8	$3,396.4

(A)
Maturities of the Company's long-term debt during the next five years consist of $100.2 million, $0.2 million, $110.2 million$125.1 million and $250.1 million in years 2014, 2015, 2016, 2017 and 2018, respectively.

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

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown above) and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses.  Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted above may increase capital requirements, such costs are recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations.  The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC.

Pension and Postretirement Benefit Plans

At December 31, 2013, 40.6 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S Government securities, bonds, debentures and notes, a commingled fund and a common collective trust as presented in Note 13 of Notes to Consolidated Financial Statements.  In 2013, asset returns on the Pension Plan were 12.5 percent due to the gains in fixed income and equity investments.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, increased. During both 2013 and 2012, OGE Energy made contributions to its Pension Plan of $35 million to help ensure that the Pension Plan maintains an adequate funded status.  The level of funding is dependent on returns on plan assets and future discount rates.  During 2014, OGE Energy expects to contribute up to $26 million to its Pension Plan.  OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2013 and 2012. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1 of Notes to Consolidated Financial Statements) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2013	2012	2013	2012	2013	2012
Benefit obligations	$(658.1)	$(747.1)	$(14.0)	$(14.5)	$(258.2)	$(301.0)
Fair value of plan assets	654.9	626.0	—	—	61.4	59.6
Funded status at end of year	$(3.2)	$(121.1)	$(14.0)	$(14.5)	$(196.8)	$(241.4)

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2013, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, and based in part on the Company’s historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, the Company recorded pension settlement charges of $22.4 million in the fourth quarter of 2013, of which $17.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. The Company's financial objective includes increasing the dividend to meet the Company's dividend payout objectives. The Company's target payout ratio is to pay out dividends of approximately 60 percent of its normalized earnings on an annual basis. The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities. At the Company's December 2013 Board meeting, management, after considering estimates of future earnings and numerous other factors, recommended to the Board of Directors an increase in the current quarterly dividend rate to $0.22500 per share from $0.20875 per share effective with the Company's first quarter 2014 dividend.
Security Ratings

	Moody’s Investors Services	Standard & Poor's Ratings Services	Fitch Ratings
OG&E Senior Notes	A1	A-	A+
OGE Energy Senior Notes	A3	BBB+	A-
OGE Energy Commercial Paper	P2	A2	F2

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

In conjunction with the closing of Enable on May 1, 2013, on May 2, 2013, Standard & Poor's Ratings Services upgraded the long-term senior unsecured rating of OGE Energy to BBB+ and OG&E to A-. All other security ratings from S&P remain unchanged.

On November 8, 2013, Moody's Investors Services placed the credit ratings of OGE Energy and OG&E on review for possible upgrade. On January 31, 2014, Moody's upgraded the long-term senior unsecured rating of OGE Energy to A3 and OG&E to A1 primarily due to their more favorable view of the relative credit supportiveness of the U.S. regulatory environment. All other security ratings from Moody's remain unchanged.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Future financing requirements may be dependent, to varying degrees, upon numerous factors such as general economic conditions, abnormal weather, load growth, commodity prices, acquisitions of other businesses and/or development of projects, actions by rating agencies, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

2013 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $990.7 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $96.4 million resulting in total net capital requirements and contractual obligations of $1,087.1 million in 2013, of which $42.0 million was to comply with environmental regulations.  This compares to net capital requirements of $1,351.8 million and net contractual obligations of $112.8 million totaling $1,464.6 million in 2012, of which $12.9 million was to comply with environmental regulations.

In 2013, the Company's sources of capital were cash generated from operations, proceeds from the issuance of short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan, funding for growth opportunities at Enogex through the ArcLight group, distributions from Enogex Holdings and distributions from Enable. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Issuance of Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, to fund capital expenditures, to pay general corporate expenses and for working capital purposes.

Potential Collateral Requirements

Derivative instruments are utilized in managing OG&E's commodity price exposures. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps and margin requirements. The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users such as OG&E from much of the clearing requirements. The regulations require that the decision on whether to use the end-user exception from mandatory clearing for derivative transactions be reviewed and approved by an "appropriate committee" of the Board of Directors. The scope of the margin requirements and their potential direct impact on OG&E remain unclear because final rules have not been issued. Further, even if OG&E qualifies for the end-user exception to clearing and margin requirements are not imposed on end-users, its derivative counterparties may be subject to new capital, margin and business conduct requirements as a result of the new regulations, which may increase OG&E's transaction costs or make it more difficult to enter into derivative transactions on favorable terms. OG&E's inability to enter into derivative transactions on favorable terms, or at all, could increase operating expenses and put OG&E at increased exposure to risks of adverse changes in commodities prices. The impact of the provisions of the Dodd-Frank Act on OG&E cannot be fully determined at this time due to uncertainty over forthcoming regulations and potential changes to the derivatives markets arising from new regulatory requirements.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.   The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $439.6 million and $430.9 million at December 31, 2013 and 2012, respectively.  The weighted-average interest rate on short-term debt at December 31, 2013 was 0.30 percent.  The average balance of short-term debt in 2013 was $485.0 million at a weighted-average interest rate of 0.34 percent. The maximum month-end balance of short-term debt in 2013 was $663.9 million. At December 31, 2013, the Company had $715.1 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At December 31, 2013, the Company had $6.8 million in cash and cash equivalents.  See Note 12 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Effective May 1, 2013, Enable entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400.0 million revolving credit facility was terminated.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements to December 13, 2017.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt during 2014, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

Common Stock
The Company expects to issue between $10 million and $15 million of common stock in its Automatic Dividend Reinvestment and Stock Purchase Plan in 2014. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable limited partnership agreement, during 2013 Enable made distributions of approximately $51.7 million to the Company.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets) income taxes, contingency reserves, asset retirement obligations and assets and depreciable lives of property, plant and equipment. For the electric utility segment, the most significant judgment is also exercised in the existence of regulatory assets and liabilities and unbilled revenues.  The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's Audit Committee. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of Notes to Consolidated Financial Statements.

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

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.5 million
Discount rate	+/- 0.25 percent	+/- $18.3 million
Contributions	+/- $10 million	+/- $10 million

Assessing Impairment of Long-Lived Assets (Including Intangible Assets) and Goodwill

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company no longer has intangible assets or goodwill.

The Company assesses its long-lived assets (inclusive of definite-lived intangible assets prior to the deconsolidation of Enogex Holdings) for impairment when there is evidence that events or changes in circumstances require an analysis of the recoverability of an asset's carrying amount.  Estimates of future cash flows used to test the recoverability of long-lived assets and intangible assets shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  The fair value of these assets is based on third-party evaluations, prices for similar assets, historical data and projected cash flows.  An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The amount of any recognized impairment is based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. In 2011, the Company recorded a pre-tax impairment loss of $5.0 million, of which $2.5 million was the noncontrolling interest portion (see Note 4 of Notes to Consolidated Financial Statements), related to the Atoka processing plant. The Company recorded no other material impairments in 2013, 2012 or 2011.

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

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 20 to 74 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

Hedging Policies

From time to time, OG&E may engage in cash flow and fair value hedge transactions to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

Unbilled Revenues

OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2013, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2013 and 2012, Accrued Unbilled Revenues were $58.7 million and $57.4 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2013, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.2 million.  The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in Other Operation and Maintenance Expense on the Consolidated Statements of Income.  The allowance for uncollectible accounts receivable was $1.9 million and $2.6 million at December 31, 2013 and 2012, respectively.

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

Environmental Laws and Regulations

The activities of the Company are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection relating to air quality, water quality, waste management, wildlife conservation and natural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate environmental issues that may be caused by its operations or that are attributable to former operators, requiring changes in operations and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Historically, OG&E's total expenditures for environmental control facilities and for remediation have not been significant in relation to its consolidated financial position or results of operations.  The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

OG&E expects that environmental capital expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a regulatory plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E's retail customers under House Bill 1910, which was enacted into law in May 2005.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2014 will be $72.6 million, of which $55.0 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be $49.6 million, of which $31.3 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners and activated carbon injection and exclude certain other capital expenditures as discussed in footnote D to the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

Air

Federal Clean Air Act Overview

OG&E’s operations are subject to the Federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits. OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $80 million.  With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at the four affected coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits). The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion.  OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On January 2, 2014, the Tenth Circuit confirmed that the stay of the FIP has remained in place and continues until the Tenth Circuit issues the mandate. A Petition for Certiorari was filed by the State of Oklahoma, the Industrial Consumers and OG&E with the United States Supreme Court on January 29, 2014. The mandate from the Tenth Circuit has been stayed until the Supreme Court acts on the petition. If the Supreme Court elects not to hear the case, OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP.

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

Hazardous Air Pollutants Emission Standards

On April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. This rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. In addition, the regulations include work practice standards for dioxins and furans. Compliance with the MATS rule is required within three years after the effective date of the rule with the possibility of a one-year extension. OG&E requested and was granted a one-year extension by the Oklahoma Department of Environmental Quality resulting in a compliance date of April 16, 2016 for OG&E. To comply with this rule, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E is evaluating the results of field testing to finalize its plans and cost estimates. The final MATS rule has been appealed by several parties. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2013, no areas of Oklahoma had been designated as non-

attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

Acid Rain Program
The Federal Clean Air Act includes an Acid Rain Program. The goal of the Acid Rain Program is to achieve environmental and public health benefits through reductions in SO2 and NOX emissions, which are the primary causes of acid rain. To achieve this goal, the program employs both traditional and market-based approaches for reducing emissions.
The Acid Rain Program introduces an allowance trading system that uses the free market to reduce emissions. Under this system, affected utility units are allocated allowances based on their historic fuel consumption and a specific emissions rate. Each allowance permits a unit to emit one ton of SO2 during or after a specified year. For each ton of SO2 emitted in a given year, one allowance is retired, that is, it can no longer be used. Allowances may be bought, sold or banked.
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

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including carbon dioxide, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the Earth's atmosphere.  There are various international agreements that restrict greenhouse gas emissions, but none of them have a binding effect on sources located in the United States. The U.S. Congress has not passed legislation to reduce emissions of greenhouse gases and the future prospects for any such legislation are uncertain, but the EPA believes it has existing authority under the Clean Air Act to regulate greenhouse gas emissions from stationary sources. Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Oklahoma and Arkansas are not among them. If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases on the Company's facilities, this could result in significant additional compliance costs that would affect the Company’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

In 2009, the EPA adopted a comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain OG&E facilities. OG&E also reports quarterly its carbon dioxide emissions from generating units subject to the Federal Acid Rain Program. OG&E has submitted the reports required by the applicable reporting rules.

Following from the Supreme Court's interpretation of the Clean Air Act's applicability to greenhouse gases in Massachusetts v. EPA, the EPA has proposed regulations for new power plants.  In 2010, the EPA also issued a final rule that makes certain existing sources subject to permitting requirements for greenhouse gas emissions. This rule requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources that undergo construction or modification may have to install best available control technology to control greenhouse gas emissions. Although these rules currently do not have a material impact on the Company's existing facilities, they ultimately could result in significant changes to the Company's operations, significant capital expenditures by the Company and a significant increase in the Company's cost of conducting business. In October 2013, the U.S. Supreme Court granted certiorari to review EPA's greenhouse gas regulations, including the Tailoring Rule which limits the sources subject to greenhouse gas permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's prevention of significant deterioration and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for greenhouse gas emissions described below.

In January 2014, the EPA issued new proposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA by June 30, 2016.

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

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which the Company conducts operations, or if additional species in those areas become subject to protection, the Company’s operations and development projects, particularly transmission or wind projects, could be restricted or delayed, or the Company could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. A final decision regarding listing is anticipated to be completed by March 30, 2014. Although the lesser prairie chicken and its habitat are located in potential development areas of the Company, the impact of a final decision to list this species as threatened cannot be determined at this time.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

For OG&E, these laws impose strict requirements on waste generators regarding their treatment, storage and disposal of waste.  OG&E routinely generates small quantities of hazardous waste throughout its system. These wastes are treated, stored and disposed at facilities that are permitted to manage them.

In June 2010, the EPA proposed new rules under Federal Resource Conservation and Recovery Act of 1976 that could make the management of coal ash more costly. The extent to which the EPA intends to regulate coal ash is uncertain. The EPA continues to consider numerous comments received on the proposal. On January 29, 2014, the EPA entered into a consent decree directing them, by December 19, 2014, to sign for publication in the Federal Register a notice taking final action on the EPA's proposed Subtitle D option for coal ash which set performance standards for waste management, to be administered by the states.

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2013, the Company obtained refunds of $3.5 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). Recently, the EPA announced that it will issue a final rule by April 17, 2014. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Because OG&E utilizes various products and generate wastes that are considered hazardous substances for purposes of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, OG&E could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment.  At this time, it is not anticipated that any associated liability will cause a significant impact to OG&E or Enogex.

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 15 of Notes to Consolidated Financial Statements.

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

Risk Oversight Committee

Management monitors market risks using a risk committee structure. The Company's Risk Oversight Committee, which consists primarily of corporate officers, is responsible for the overall development, implementation and enforcement of strategies and policies for all market risk management activities of the Company.  This committee's emphasis is a holistic perspective of risk measurement and policies targeting the Company's overall financial performance.  On a quarterly basis, the Risk Oversight Committee reports to the Audit Committee of the Company's Board of Directors on the Company's risk profile affecting anticipated financial results, including any significant risk issues.

The Company also has a Corporate Risk Management Department. This group, in conjunction with the aforementioned committees, is responsible for establishing and enforcing the Company's risk policies.

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

Year ended December 31 (Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	12/31/13 Fair Value
Fixed-rate debt (A)
Principal amount	$100.2	$0.2	$110.2	$125.1	$250.1	$1,684.5	$2,270.3	$2,517.2
Weighted-average interest rate	5.00%	2.95%	5.15%	6.50%	6.35%	6.03%	6.00%
Variable-rate debt (B)
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	—%	0.13%	0.13%

(A)
Prior to or when these debt obligations mature, the Company may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by the Company would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In millions except per share data)	2013	2012	2011
OPERATING REVENUES
Electric Utility operating revenues	$2,259.7	$2,128.7	$2,211.5
Natural Gas Midstream Operations operating revenues (Note 1)	608.0	1,542.5	1,704.4
Total operating revenues	2,867.7	3,671.2	3,915.9
COST OF SALES
Electric Utility Fuel and purchased power	950.0	831.4	966.0
Natural Gas Midstream Operations Cost of sales and fuel (Note 1)	478.9	1,087.3	1,311.9
Total cost of sales	1,428.9	1,918.7	2,277.9
OPERATING EXPENSES
Other operation and maintenance	489.2	601.5	581.2
Depreciation and amortization	297.3	371.0	307.1
Impairment of assets	—	0.4	6.3
Gain on insurance proceeds	—	(7.5)	(3.0)
Taxes other than income	98.8	110.2	99.7
Total operating expenses	885.3	1,075.6	991.3
OPERATING INCOME	553.5	676.9	646.7
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	101.9	—	—
Allowance for equity funds used during construction	6.6	6.2	20.4
Other income	31.8	17.6	19.8
Other expense	(22.2)	(16.5)	(21.7)
Net other income (expense)	118.1	7.3	18.5
INTEREST EXPENSE
Interest on long-term debt	145.6	158.9	146.1
Allowance for borrowed funds used during construction	(3.4)	(3.5)	(10.4)
Interest on short-term debt and other interest charges	5.3	8.7	5.2
Interest expense	147.5	164.1	140.9
INCOME BEFORE TAXES	524.1	520.1	524.3
INCOME TAX EXPENSE	130.3	135.1	160.7
NET INCOME	393.8	385.0	363.6
Less: Net income attributable to noncontrolling interests	6.2	30.0	20.7
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$387.6	$355.0	$342.9
BASIC AVERAGE COMMON SHARES OUTSTANDING	198.2	197.1	195.8
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.4	198.1	198.5
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.96	$1.80	$1.75
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.94	$1.79	$1.73
DIVIDENDS DECLARED PER COMMON SHARE	$0.8513	$0.7975	$0.7588

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2013	2012	2011
Net income	$393.8	$385.0	$363.6
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $2.4, $1.7 and $1.4, respectively	3.7	3.0	2.5
Net gain (loss) arising during the period, net of tax of $7.8, ($5.6) and ($6.7), respectively	12.4	(10.2)	(13.5)
Amortization of prior service cost, net of tax of $0, $0.2 and $0.2, respectively	—	0.2	0.4
Settlement cost, net of tax of $1.9, $0 and $0, respectively	3.0	—	—
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $1.3, ($1.1) and ($1.6), respectively	2.0	2.0	1.8
Net loss arising during the period, net of tax of $4.4, ($1.1) and ($3.1), respectively	6.9	(2.3)	(3.6)
Amortization of deferred net transition obligation, net of tax of $0, $0.1 and $0.1, respectively	—	0.1	0.2
Amortization of prior service cost, net of tax of $(1.1), ($1.0) and ($1.6), respectively	(1.8)	(1.8)	(1.8)
Prior service credit arising during the period, net of tax of $0, $0, and $9.5, respectively	—	—	10.8
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of $0.4, ($1.6) and $12.6, respectively	0.6	(3.6)	27.6
Deferred commodity contracts hedging gains (losses), net of tax of $0, $0.1 and ($1.7), respectively	—	0.4	(4.8)
Amortization of deferred interest rate swap hedging losses, net of tax of $0.1, $0.2, and $0.2, respectively	0.3	0.2	0.3
Other comprehensive income (loss), net of tax	27.1	(12.0)	19.9
Comprehensive income (loss)	420.9	373.0	383.5
Less: Comprehensive income attributable to noncontrolling interest for sale of equity investment	—	(0.5)	(3.2)
Less: Comprehensive income attributable to noncontrolling interests	6.3	27.0	24.2
Less: Deconsolidation of Enogex Holdings	6.1	—	—
Total comprehensive income attributable to OGE Energy	$408.5	$346.5	$362.5

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393.8	$385.0	$363.6
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	298.6	374.8	307.7
Impairment of assets	—	0.4	6.3
Deferred income taxes and investment tax credits, net	125.9	143.7	166.0
Equity in earnings of unconsolidated affiliates	(101.9)	—	—
Distributions from unconsolidated affiliates	51.7	—	—
Allowance for equity funds used during construction	(6.6)	(6.2)	(20.4)
(Gain) loss on disposition and abandonment of assets	(8.6)	4.2	(2.7)
Gain on insurance proceeds	—	(7.5)	(3.0)
Stock-based compensation	(3.5)	(2.6)	7.8
Regulatory assets	26.8	20.3	14.0
Regulatory liabilities	(32.5)	(14.8)	(1.9)
Other assets	1.3	(6.9)	(7.6)
Other liabilities	(7.0)	(14.3)	(37.4)
Change in certain current assets and liabilities
Accounts receivable, net	(34.0)	27.1	(48.0)
Accrued unbilled revenues	(1.3)	1.9	(2.5)
Income taxes receivable	1.6	1.1	(3.6)
Fuel, materials and supplies inventories	5.1	13.7	54.2
Fuel clause under recoveries	(26.2)	1.8	(0.8)
Other current assets	(4.5)	(8.6)	(8.2)
Accounts payable	56.9	25.1	34.5
Accounts payable - unconsolidated affiliates	3.7	—	—
Fuel clause over recoveries	(108.8)	101.5	(22.2)
Other current liabilities	(7.3)	6.4	38.1
Net Cash Provided from Operating Activities	623.2	1,046.1	833.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(990.6)	(1,150.6)	(1,270.4)
Investment in unconsolidated affiliates	(2.7)	—	—
Acquisition of gathering assets	—	(78.6)	(200.4)
Proceeds from insurance	—	7.6	7.4
Reimbursement of capital expenditures	—	27.5	49.6
Proceeds from sale of assets	36.3	1.5	18.0
Net Cash Used in Investing Activities	(957.0)	(1,192.6)	(1,395.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	247.4	250.0	246.3
Changes in advances with unconsolidated affiliates	129.6	—	—
Contributions from noncontrolling interest partners	107.0	46.2	216.4
Issuance of common stock	14.2	14.3	14.8
Increase in short-term debt	8.7	153.8	132.1
Repayment of line of credit	—	(150.0)	(25.0)
Proceeds from line of credit	—	—	150.0
Purchase of treasury stock	—	(3.4)	(6.2)
Payment of long-term debt	(0.1)	(0.1)	—
Distributions to noncontrolling interest partners	(2.5)	(12.6)	(17.4)
Dividends paid on common stock	(165.5)	(154.5)	(146.8)
Net Cash Provided from Financing Activities	338.8	143.7	564.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5.0	(2.8)	2.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.8	4.6	2.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6.8	$1.8	$4.6
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6.8	$1.8
Accounts receivable, less reserve of $1.9 and $2.6, respectively	179.4	295.3
Accounts receivable - unconsolidated affiliates	12.4	—
Accrued unbilled revenues	58.7	57.4
Income taxes receivable	5.6	7.2
Fuel inventories	74.4	93.3
Materials and supplies, at average cost	80.7	80.9
Deferred income taxes	215.8	187.7
Fuel clause under recoveries	26.2	—
Assets held for sale	—	25.5
Other	34.6	45.1
Total current assets	694.6	794.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,298.8	—
Other	61.0	52.2
Total other property and investments	1,359.8	52.2
PROPERTY, PLANT AND EQUIPMENT
In service	9,183.1	11,504.4
Construction work in progress	468.5	387.5
Total property, plant and equipment	9,651.6	11,891.9
Less accumulated depreciation	2,978.8	3,547.1
Net property, plant and equipment	6,672.8	8,344.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	379.1	510.6
Intangible assets, net	—	127.4
Goodwill	—	39.4
Other	28.4	53.6
Total deferred charges and other assets	407.5	731.0
TOTAL ASSETS	$9,134.7	$9,922.2

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$439.6	$430.9
Accounts payable	251.0	396.7
Dividends payable	44.7	41.2
Customer deposits	70.9	70.3
Accrued taxes	39.9	48.1
Accrued interest	43.4	55.0
Accrued compensation	56.9	55.2
Long-term debt due within one year	100.0	—
Fuel clause over recoveries	0.4	109.2
Other	47.0	69.8
Total current liabilities	1,093.8	1,276.4
LONG-TERM DEBT	2,300.1	2,848.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	241.5	399.8
Deferred income taxes	2,125.3	1,948.8
Deferred investment tax credits	1.9	3.9
Regulatory liabilities	234.2	245.1
Deferred revenues	0.4	37.7
Other	100.4	89.5
Total deferred credits and other liabilities	2,703.7	2,724.8
Total liabilities	6,097.6	6,849.8
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,073.6	1,047.4
Retained earnings	1,991.7	1,772.4
Accumulated other comprehensive loss, net of tax	(28.2)	(49.1)
Treasury stock, at cost	—	(3.5)
Total OGE Energy stockholders' equity	3,037.1	2,767.2
Noncontrolling interests	—	305.2
Total stockholders' equity	3,037.1	3,072.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,134.7	$9,922.2

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2013	2012
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 198.5 and 197.5 shares, respectively		$2.0	$1.0
Premium on common stock		1,071.6	1,046.4
Retained earnings		1,991.7	1,772.4
Accumulated other comprehensive loss, net of tax		(28.2)	(49.1)
Treasury stock, at cost, 0.1 and 0.1 shares, respectively		—	(3.5)
Total OGE Energy stockholders' equity		3,037.1	2,767.2
Noncontrolling interest		—	305.2
Total stockholders' equity		3,037.1	3,072.4

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
5.00%	Senior Notes, Series Due November 15, 2014	100.0	100.0
Unamortized discount		(0.1)	(0.1)
Senior Notes - OG&E
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
6.50%	Senior Notes, Series Due August 1, 2034	140.0	140.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	—
3.70%	Tinker Debt, Due August 31, 2062	10.3	10.7
Other Bonds - OG&E
0.18% - 0.34%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.10% - 0.39%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.10% - 0.30%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized discount		(5.5)	(5.8)
Enogex LLC
6.875%	Senior Notes, Series Due July 15, 2014	N/A	200.0
1.72%	Enogex LLC Term Loan Agreement, Due August 2, 2015	N/A	250.0
6.25%	Senior Notes, Series Due March 15, 2020	N/A	250.0
Unamortized discount		N/A	(1.6)
Total long-term debt		2,400.1	2,848.6
Less long-term debt due within one year		(100.0)	—
Total long-term debt (excluding debt due within one year)		2,300.1	2,848.6
Total Capitalization		$5,437.2	$5,921.0

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2010	$1.0	$968.2	$1,380.6	$(60.2)	$110.4	$—	$2,400.0
Net income	—	—	342.9	—	20.7	—	363.6
Other comprehensive income (loss), net of tax	—	—	—	19.6	0.3	—	19.9
Dividends declared on common stock	—	—	(148.7)	—	—	—	(148.7)
Issuance of common stock	—	14.8	—	—	—	—	14.8
Stock-based compensation and other	—	5.8	—	—	—	—	5.8
Contributions from noncontrolling interest partners	—	74.4	—	—	142.0	—	216.4
Distributions to noncontrolling interest partners	—	—	—	—	(17.4)	—	(17.4)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(28.9)	—	—	—	—	(28.9)
Purchase of treasury stock	—	—	—	—	—	(6.2)	(6.2)
Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Net income	—	—	355.0	—	30.0	—	385.0
Other comprehensive income (loss), net of tax	—	—	—	(8.5)	(3.5)	—	(12.0)
Dividends declared on common stock	—	—	(157.4)	—	—	—	(157.4)
Issuance of common stock	—	14.3	—	—	—	—	14.3
Stock-based compensation and other	—	(8.7)	—	—	(0.2)	6.1	(2.8)
Contributions from noncontrolling interest partners	—	10.7	—	—	35.5	—	46.2
Distributions to noncontrolling interest partners	—	—	—	—	(12.6)	—	(12.6)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(4.2)	—	—	—	—	(4.2)
Purchase of treasury stock	—	—	—	—	—	(3.4)	(3.4)
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	387.6	—	6.2	—	393.8
Other comprehensive income (loss), net of tax	—	—	—	27.0	0.1	—	27.1
Dividends declared on common stock	—	—	(168.8)	—	—	—	(168.8)
Issuance of common stock	—	14.2	—	—	—	—	14.2
Stock-based compensation and other	—	(1.8)	—	—	(0.8)	3.5	0.9
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$—	$—	$3,037.1

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of the change in the Company’s business segments due to the formation of Enable, see Note 14. For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements.  All significant intercompany transactions have been eliminated in consolidation.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners, LP to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting. At December 31, 2013, OGE Energy, through its wholly owned subsidiary OGE Holdings, holds 28.5 percent of the limited partner interests in Enable. OGE Energy also owns a 60 percent interest in any incentive distribution rights in Enable. Incentive distribution rights are expected to entitle the holder to increasing percentages, up to a maximum of 50 percent, of the cash distributed by Enable in excess of the target quarterly distributions to be set in connection with Enable’s initial public offering. On November 26, 2013, Enable filed a registration statement on Form S-1 related to the proposed initial public offering of limited partnership interests that will have the effect of making Enable a publicly traded master limited partnership.

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

The natural gas midstream operations segment consists of the Company's investment in Enable. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable is continuing to construct additional crude oil gathering capacity in this area. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

As discussed below, the Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-K reflect the effects of the stock split.

OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliate based on several factors. Operating costs directly related to specific subsidiaries or unconsolidated affiliate are assigned to those subsidiaries or unconsolidated affiliate.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliate receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliate are allocated among the subsidiaries and unconsolidated affiliate, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

Basis of Presentation

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at December 31, 2013 and 2012 and the results of its operations and cash flows for the years ended December 31, 2013, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2013	2012
Regulatory Assets
Current
Fuel clause under recoveries	$26.2	$—
Oklahoma demand program rider under recovery (A)	10.6	9.2
Crossroads wind farm rider under recovery (A)	4.7	14.9
Other (A)	7.3	2.9
Total Current Regulatory Assets	$48.8	$27.0
Non-Current
Benefit obligations regulatory asset	$227.4	$370.6
Income taxes recoverable from customers, net	56.5	54.7
Smart Grid	44.2	42.8
Deferred storm expenses	21.6	12.7
Unamortized loss on reacquired debt	11.8	13.0
Pension tracker	1.4	—
Other	16.2	16.8
Total Non-Current Regulatory Assets	$379.1	$510.6
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$16.7	$24.1
Fuel clause over recoveries	0.4	109.2
Other (B)	3.1	7.8
Total Current Regulatory Liabilities	$20.2	$141.1
Non-Current
Accrued removal obligations, net	$227.7	$218.2
Deferred pension credits	6.5	17.7
Pension tracker	—	9.2
Total Non-Current Regulatory Liabilities	$234.2	$245.1

(A)	Included in Other Current Assets on the Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Consolidated Balance Sheets.

OG&E recovers a return on the capital expenditures along with operation and maintenance expense and depreciation expense related to the Crossroads wind farm through riders established by the OCC and APSC. OG&E began recovery in the fourth quarter of 2011 in Oklahoma and June of 2013 in Arkansas, and believes the rider will continue until new rates are implemented in OG&E's next general rate case in each jurisdiction.

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in December 2012, which allows for the recovery of demand program costs, lost revenues associated with certain achieved energy, demand savings and performance based incentives and the recovery of costs associated with research and development investments through December 2015.

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

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss, prior service cost and net transition obligation. These expenses are recorded as a regulatory asset as OG&E had historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to Accumulated other comprehensive income.

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2013	2012
Pension Plan and Restoration of Retirement Income Plan
Net loss	$178.4	$278.6
Prior service cost	2.5	4.5
Postretirement Benefit Plans
Net loss	79.9	134.6
Prior service cost	(33.4)	(47.1)
Total	$227.4	$370.6

The following amounts in the benefit obligations regulatory asset at December 31, 2013 are expected to be recognized as components of net periodic benefit cost in 2014:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$11.4
Prior service cost	2.0
Postretirement Benefit Plans
Net loss	11.0
Prior service cost	(13.7)
Total	$10.7

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports and stranded costs associated with OG&E's existing meters. The costs recoverable from Oklahoma customers for system-wide deployment of smart grid technology and implementing the smart grid pilot program were capped at $366.4 million (inclusive of the U.S. Department of Energy grant award of $130.0 million) subject to an offset for any recovery of those costs from Arkansas customers. These amounts are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's existing meters, which have been replaced by smart meters, which were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the table above. These costs are expected to be recovered in base rates in OG&E's next general rate case.

OG&E defers annual Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and expenses any Oklahoma storm-related operation and maintenance expenses up to $2.7 million. OG&E will recover the deferred amounts over a five-year period ending in August 2017.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are recorded in interest expenses and are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is not included in OG&E's rate base and does not otherwise earn a rate of return.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate cases. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate case as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table above.

In September 2011, OG&E was allowed to include postretirement medical expenses in its pension tracker. In August 2012, OG&E was allowed to recover pension and postretirement medical expenses over a two-year period ending July 2014 which is included in Deferred pension credits in the regulatory assets and liabilities table above.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations and assets and depreciable lives of property, plant and equipment. For the electric utility segment, the most significant judgment is also exercised in the existence of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

For OG&E, customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause.  The allowance for uncollectible accounts receivable was $1.9 million and $2.6 million at December 31, 2013 and 2012, respectively.

For OG&E, new business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed.  New residential customers, whose outside credit scores indicate an elevated risk, are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC.  The payment behavior of all existing customers is continuously monitored and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $74.4 million and $76.8 million at December 31, 2013 and 2012, respectively.

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

December 31, 2013 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$180.8	$62.1	$118.7
Redbud Plant (A)(B)	51%	$498.9	$89.7	$409.2

(A)	Construction work in progress was $0.1 million and $39.5 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

December 31, 2012 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$182.1	$56.3	$125.8
Redbud Plant (A)(B)	51%	$458.5	$69.5	$389.0

(A)	Construction work in progress was $0.1 million and $0.3 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $23.3 million.

OGE Energy Consolidated

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2013 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$152.4	$114.2	$38.2
OGE Energy property, plant and equipment	152.4	114.2	38.2
OG&E
Distribution assets	3,403.8	1,028.2	2,375.6
Electric generation assets (A)	3,551.0	1,306.1	2,244.9
Transmission assets (B)	2,163.7	385.0	1,778.7
Intangible plant	50.5	27.1	23.4
Other property and equipment	330.2	118.2	212.0
OG&E property, plant and equipment	9,499.2	2,864.6	6,634.6
Total property, plant and equipment	$9,651.6	$2,978.8	$6,672.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

December 31, 2012 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$142.1	$103.2	$38.9
OGE Energy property, plant and equipment	142.1	103.2	38.9
OG&E
Distribution assets	3,222.7	969.6	2,253.1
Electric generation assets (A)	3,446.6	1,242.4	2,204.2
Transmission assets (B)	1,712.6	359.8	1,352.8
Intangible plant	50.2	25.0	25.2
Other property and equipment	317.6	108.8	208.8
OG&E property, plant and equipment	8,749.7	2,705.6	6,044.1
Enogex
Natural gas transportation and storage assets	988.6	292.7	695.9
Natural gas gathering and processing assets	2,011.5	445.6	1,565.9
Enogex property, plant and equipment	3,000.1	738.3	2,261.8
Total property, plant and equipment	$11,891.9	$3,547.1	$8,344.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $23.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

The following table summarizes the Company's unamortized computer software costs.

December 31 (In millions)	2013	2012
OGE Energy (holding company)	$7.2	$11.6
OG&E	16.8	17.6
Enogex	—	3.9
Total	$24.0	$33.1

The following table summarizes the Company's amortization expense for computer software costs.

Year ended December 31 (In millions)	2013	2012	2011
OGE Energy (holding company)	$6.4	$6.8	$6.4
OG&E	4.0	4.2	1.8
Enogex	0.8	3.1	1.0
Total	$11.2	$14.1	$9.2

Intangible Assets

As a result of the formation of Enable on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company no longer has intangible assets.

OGE Holdings

The following table below summarizes OGE Holdings' intangible assets and related accumulated amortization at: December 31, 2012.

(In millions)	Total Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer Contract / Acreage Dedication	$141.9	$14.5	$127.4

In 2013, 2012 and 2011, amortization expense for intangible assets was $1.9 million, $9.6 million and $2.1 million, respectively, including amortization of certain customer-based intangible assets associated with the acquisition from Cordillera in November 2011, which is included as a reduction in revenue for financial reporting purposes.

Depreciation and Amortization

The provision for depreciation, which was 2.8 percent and 3.0 percent, respectively, of the average depreciable utility plant for 2013 and 2012, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2014, the provision for depreciation is projected to be 2.8 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2013, 93.5 percent will be amortized over 9 years with 6.5 percent of the remaining amortizable intangible plant balance at December 31, 2013 being amortized over 26 years..  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which are being amortized over a 27-year life and $3.3 million for certain substation facilities in OG&E's service territory, which are being amortized over a 26 to 59-year period.

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Consolidated Balance Sheet at December 31, 2013. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

The Company considers distributions received from its unconsolidated affiliates which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment which are classified as operating activities in the Consolidated Statements of Cash Flows. The Company considers distributions received from its unconsolidated affiliates in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment which are classified as investing activities in the Consolidated Statements of Cash Flows.

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 20 to 74 years.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2013 and 2012.

(In millions)	2013	2012
Balance at January 1	$54.0	$24.8
Liabilities settled (A)	(0.4)	0.4
Accretion expense	2.3	1.9
Revisions in estimated cash flows (B)	(0.7)	26.9
Balance at December 31	$55.2	$54.0

(A)
As a result of the formation of Enable on May 1, 2013, the Company has no obligations at December 31, 2013 under OGE Holdings' asset retirement obligations previously disclosed in the Company's 2012 10-K.

(B)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Assessing Impairment of Long-Lived Assets (Including Intangible Assets) and Goodwill

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company no longer has intangible assets or goodwill.

The Company assesses its long-lived assets (inclusive of definite-lived intangible assets prior to the deconsolidation of Enogex Holdings) for impairment when there is evidence that events or changes in circumstances require an analysis of the recoverability of an asset's carrying amount.  Estimates of future cash flows used to test the recoverability of long-lived assets and intangible assets shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  The fair value of these assets is based on third-party evaluations, prices for similar assets, historical data and projected cash flows.  An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The amount of any recognized impairment is based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. In 2011, the Company recorded a pre-tax impairment loss of $5.0 million, of which $2.5 million was the noncontrolling interest portion (see Note 4), related to the Atoka processing plant.  The Company recorded no other material impairments in 2013, 2012 or 2011.

Allowance for Funds Used During Construction

For OG&E, allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net other income and a reduction to interest expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.33 percent, 8.93 percent and 8.71 percent for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease in the allowance for funds used during construction rates in 2013 was primarily due to two factors. First, a decrease in the common equity cost rate caused the equity portion of allowance for equity funds used during construction to decrease. Second, an increase in the average daily balance of short term debt allowed the fixed commercial paper fees to be lower per dollar of short term debt, resulting in a lower short term debt rate, which caused the debt portion of allowance for funds used during construction to decrease.

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

SPP Purchases and Sales

OG&E participates in the SPP energy imbalance service market in a dual role as a load serving entity and as a generation owner.  The energy imbalance service market requires cash settlements for over or under schedules of generation and load. Market participants, including OG&E, are required to submit resource plans and can submit offer curves for each resource available for dispatch.  A function of interchange accounting is to match participants' MWH entitlements (generation plus scheduled bilateral purchases) against their MWH obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the SPP at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase from the SPP at the respective market price for that hour. The SPP purchases and sales are not allocated to individual customers.  OG&E records the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Sales in its Consolidated Financial Statements.

Fuel Adjustment Clauses

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

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

Accrued Vacation

The Company accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned, but not taken. OGE employees can carryover no more than 80 hours to be used in future years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during 2013. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net loss	Prior service cost	Deferred commodity contracts hedging gains	Deferred interest rate swap hedging losses	Less: Noncontrolling interest	Total
Balance at December 31, 2012	$(49.3)	$0.1	$(15.7)	$7.2	$0.1	$(0.5)	$(9.0)	$(49.1)
Other comprehensive income before reclassifications	12.4	—	6.9	—	—	—	—	19.3
Amounts reclassified from accumulated other comprehensive income (loss) (A)	6.7	—	2.0	(1.8)	0.6	0.3	0.1	7.7
Deconsolidation of Enogex Holdings	2.8	—	1.0	(0.3)	(0.7)	—	8.9	(6.1)
Net current period other comprehensive income (loss)	21.9	—	9.9	(2.1)	(0.1)	0.3	9.0	20.9
Balance at December 31, 2013	$(27.4)	$0.1	$(5.8)	$5.1	$—	$(0.2)	$—	$(28.2)

(A)	Includes $3.0 million of pension settlement charges.

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the year ended December 31, 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
	Year Ended
(In millions)	December 31, 2013
Gains (losses) on cash flow hedges
Commodity contracts	$(1.0)	Cost of sales
Interest rate swap	(0.4)	Interest expense
	(1.4)	Total before tax
	(0.5)	Tax benefit
	$(0.9)	Net of tax

Amortization of defined benefit pension items
Actuarial gains (losses)	$(6.1)	(A)
Settlement cost	(4.9)	(A)
	(11.0)	Total before tax
	(4.3)	Tax benefit
	(6.7)	Net of tax
	(0.1)	Noncontrolling interest
	$(6.6)	Net of tax and noncontrolling interest

Amortization of postretirement benefit plan items
Actuarial gains (losses)	$(3.3)	(A)
Prior service cost	2.9	(A)
	(0.4)	Total before tax
	(0.2)	Tax benefit
	$(0.2)	Net of tax

Total reclassifications for the period	$(7.7)	Net of tax and noncontrolling interest

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 13 for additional information).

The amounts in accumulated other comprehensive loss at December 31, 2013 that are expected to be recognized into earnings in 2014 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$(1.7)
Prior service cost	(0.1)
Postretirement Benefit Plans
Net loss	(0.8)
Prior service cost	1.8
Deferred commodity contracts hedging gains	—
Deferred interest rate swap hedging losses	(0.2)
Total, net of tax	$(1.0)

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  The Company had $6.2 million and $5.8 million in accrued environmental liabilities at December 31, 2013 and 2012, respectively, which are included in the summary of asset retirement obligations above.

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts presented within this Form 10-K reflect the effects of the stock split.

Reclassifications
As discussed in Note 14, the former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable.

2.	Accounting Pronouncements

In July 2013, the Emerging Issues Task Force issued "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists." The new standard requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The new standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward or a tax credit carryforward exists. The new standard is effective for interim and annual reporting periods beginning after December 15, 2013 and does not require any new financial statement disclosures. This new standard may be applied retrospectively or prospectively with early adoption permitted. The Company retrospectively adopted this new standard effective January 1, 2013.

In December 2011, the Financial Accounting Standards Board issued "Balance Sheet: Disclosures about Offsetting Assets and Liabilities." The new standard requires entities to disclose information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to a master netting arrangement, including providing both gross information and net information for recognized assets and liabilities, the net amounts presented on an entity's balance sheet and a description of the rights of setoff associated with these assets and liabilities. The new standard is applicable for all entities that have financial instruments and derivative instruments shown using a net presentation on an entity's balance sheet or are subject to a master netting arrangement. On January 31, 2013, the Financial Accounting Standards Board issued an update to this standard clarifying that the scope includes derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. The new standard is effective for interim and annual reporting periods for fiscal years beginning on or after January 1, 2013 and is required to be applied retrospectively for all periods presented. The Company adopted this new standard effective January 1, 2013.

In February 2013, the Financial Accounting Standards Board issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the new standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new standard is applicable for all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. The new standard is effective for interim and annual reporting periods for fiscal years beginning after December 15, 2012 and is required to be applied prospectively. The Company adopted this new standard effective January 1, 2013.

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
Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. Enogex LLC is a provider of integrated natural gas midstream services. Enogex LLC is engaged in the business of gathering, processing, transporting and storing natural gas.  Most of Enogex LLC's natural gas gathering, processing, transportation and storage assets are strategically located in the Arkoma and Anadarko basins of Oklahoma and the Texas Panhandle. CenterPoint Energy Field Services, LLC, a Delaware limited liability company and, prior to the closing of the transaction on May 1, 2013, a wholly owned subsidiary of CenterPoint, that provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States, was converted into a Delaware limited partnership that became Enable Midstream Partners, LP. CenterPoint contributed to Enable its equity interests in each of (i) CenterPoint Energy Gas Transmission Company, LLC, a Delaware limited liability company that is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Louisiana, Oklahoma and Texas, (ii) MRT, a Delaware limited liability company that is an interstate pipeline that provides natural gas transportation, storage and pipeline services to customers principally in Arkansas, Illinois and Missouri and (iii) certain of its other midstream subsidiaries and caused its subsidiary CenterPoint Energy Southeastern Pipelines Holding, LLC to contribute a 24.95 percent interest in Southeast Supply Header, LLC, a Delaware limited liability company. CenterPoint indirectly owned a 50 percent interest in Southeast Supply Header, LLC, which owns a 1.0 billion cubic feet per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama.
Immediately prior to closing, on May 1, 2013, the ArcLight group contributed $107.0 million and OGE Energy contributed $9.1 million to Enogex LLC in order to pay down short-term debt. At December 31, 2013, OGE Energy, through its wholly owned subsidiary OGE Holdings, holds 28.5 percent of the limited partner interests in Enable.

CenterPoint has certain put rights, and Enable has certain call rights, exercisable with respect to any interest in Southeast Supply Header, LLC retained by CenterPoint following the formation of Enable Midstream Partners, under which CenterPoint would contribute to Enable Midstream Partners CenterPoint's retained interest in Southeast Supply Header, LLC at a price equal to the fair market value of such interest at the time the put right or call right is exercised. If CenterPoint were to exercise such put right or Enable were to exercise such call right, CenterPoint's retained interest in Southeast Supply Header, LLC would be contributed to Enable in exchange for consideration consisting of a specified number of limited partnership units and, subject to certain restrictions, a cash payment, payable either from CenterPoint to Enable or from Enable to CenterPoint, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in Southeast Supply Header, LLC.

The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following an initial public offering of Enable. In addition, for a period of time, the ArcLight group will have certain protective rights and approval rights over certain material activities of Enable, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties and acquiring, pledging or disposing of certain material assets. The general partner of Enable will initially be governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy, Inc. and OGE Energy. Based on the

50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable using the equity method of accounting.
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in Enable in an initial public offering. Enable filed a registration statement for the initial public offering on November 26, 2013 and, subject to limited exceptions, plans to consummate the initial public offering during the first quarter of 2014. The initial public offering is subject to market conditions and OGE Energy can give no assurances that the initial public offering will be consummated.

Effective May 1, 2013, Enable entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400.0 million revolving credit facility was terminated.

Subject to the exceptions provided below, pursuant to the terms of an Omnibus Agreement dated as of May 1, 2013 among OGE Energy, the ArcLight group and CenterPoint Energy, Inc., each of OGE Energy and CenterPoint Energy, Inc. will be required to hold or otherwise conduct all of its respective Midstream Operations (as defined below) located within the United States in Enable. This restriction will cease to apply to both OGE Energy and CenterPoint Energy, Inc. as soon as either OGE Energy or CenterPoint Energy, Inc. ceases to hold (i) any interest in the general partner of Enable or (ii) at least 20 percent of the limited partner interests of Enable. "Midstream Operations" generally means, subject to certain exceptions, the gathering, compression, treatment, processing, blending, transportation, storage, isomerization and fractionation of crude oil and natural gas, its associated production water and enhanced recovery materials such as carbon dioxide, and its respective constituents and the following products: methane, NGLs (Y-grade, ethane, propane, normal butane, isobutane and natural gasoline), condensate, and refined products and distillates (gasoline, refined product blendstocks, olefins, naphtha, aviation fuels, diesel, heating oil, kerosene, jet fuels, fuel oil, residual fuel oil, heavy oil, bunker fuel, cokes, and asphalts), to the extent such activities are located within the United States.
In addition, if OGE Energy or CenterPoint Energy, Inc. acquires any assets or equity of any person engaged in Midstream Operations with a value in excess of $50 million (or $100 million in the aggregate with such party's other acquired Midstream Operations that have not been offered to Enable), the acquiring party will be required to offer Enable the opportunity to acquire such assets or equity for such value; provided, that the acquiring party will not be obligated to offer any such assets or equity to Enable if the acquiring party intends to cease using them in Midstream Operations within 12 months. If Enable does not exercise its option, then the acquiring party will be free to retain and operate such Midstream Operations; provided, however, that if the fair market value of such Midstream Operations is greater than 66 2/3 percent of the fair market value of all of the assets being acquired in such transaction, then the acquiring party will be required to dispose of such Midstream Operations within 24 months.
As long as the ArcLight group has certain protective rights, the ArcLight group will be prohibited from pursuing any transaction independently from Enable (i) if the ArcLight group's consent is required for Enable to pursue such transaction and (ii) the ArcLight group affirmatively votes not to consent to such transaction.

On May 1, 2013, OGE Energy, OGE Holdings and Enable entered into a Seconding Agreement. During the term of the Seconding Agreement, OGE Holdings' employees will continue to perform services for Enable and its subsidiaries.

Distributions received from Enable were $51.7 million during the year ended December 31, 2013.

Related Party Transactions

As OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013, operating costs charged and related party transactions between the Company and its affiliate, Enable, after May 1, 2013, which were previously eliminated in consolidation, are discussed below.

OGE Energy charged operating costs to Enogex Holdings/Enable of $17.8 million during 2013. OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliate based on several factors. Operating costs directly related to specific subsidiaries or unconsolidated affiliate are assigned to those subsidiaries or unconsolidated affiliate.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliate receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliate are allocated among the subsidiaries and unconsolidated affiliate, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

Related Party Transactions with Enable

Eight Months Ended
(In millions)	December 31, 2013
Operating Revenues:
Electricity to power electric compression assets	$7.7
Cost of Sales:
Natural gas transportation services	$23.2
Natural gas storage services	8.6
Natural gas purchases	14.8

Summarized Financial Information of Enable

As Enable began operations on May 1, 2013, summarized unaudited financial information for 100 percent of Enable is presented below at December 31, 2013 and for the eight months ended December 31, 2013.

Balance Sheet	December 31, 2013
(In millions)
Current assets	$549
Non-current assets	10,683
Current liabilities	720
Non-current liabilities	2,331

Eight Months Ended
Income Statement	December 31, 2013
(In millions)
Operating revenues	$2,122.6
Cost of sales	1,240.5
Operating income	321.9
Net income	288.6

Enable concluded that the formation of Enable was considered a business combination, and CenterPoint Midstream was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to equity of $2.2 billion.  Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions.  Enable utilized appraisers to assist in the determination of fair value of certain assets.

OGE Energy recorded equity in earnings of unconsolidated affiliates of $101.9 million for the eight months ended December 31, 2013. Equity in earnings of unconsolidated affiliates includes OGE Energy's 28.5 percent share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable, based on historical cost as of May 1, 2013. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments described above.

Eight Months Ended
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	December 31, 2013
(In millions)
OGE's 28.5% share of Enable Net Income	$82.1
Amortization of basis difference	9.4
Elimination of Enogex Holdings fair value and other adjustments	10.4
OGE's Equity in earnings of unconsolidated affiliates	$101.9

4.	Impairment of Assets

In August 2011, Enogex recorded a pre-tax impairment loss related to its Atoka joint venture which operated a 20 MMcf/d refrigeration processing plant which processed gas gathered in the Atoka, OK area. The processing plant was leased on a month-to-month basis. In August 2011, management made a decision to use third-party processing exclusively for gathered volumes dedicated to Atoka and, therefore, to take the processing plant out of service and return it to the lessor in accordance with the rental agreement. As a result Enogex recorded a pre-tax impairment loss of $5.0 million associated with the cost it had capitalized in connection with the installation of the leased plant as those costs were determined to be not recoverable through future cash flows. The noncontrolling interest portion of the pre-tax impairment loss was $2.5 million which was included in Net Income Attributable to Noncontrolling Interests in the Company's Consolidated Statement of Income.

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

The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2013. The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 as well as presents the Company's commodity contracts fair value to PRM Assets and Liabilities on the Company's Consolidated Balance Sheet at December 31, 2012. There were no Level 3 investments held at December 31, 2012.

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

The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 2013 and December 31, 2012.

	2013		2012
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,154.5	$2,405.0	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.3	9.1	10.7	10.0
OGE Energy Senior Notes	99.9	103.1	99.9	106.3
Enogex LLC Senior Notes	(A)	(A)	448.4	493.4
Enogex LLC Term Loan	(A)	(A)	250.0	250.0

(A)
As a result of the formation of Enable on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company's consolidated financial statements do not include any obligations for the Enogex LLC Senior Notes and Enogex LLC Term Loan as of May 1, 2013.

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

The Company previously designated as cash flow hedges derivatives used to manage commodity price risk exposure for OGE Holdings's NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges). The Company also previously designated as cash flow hedges certain derivatives used to manage natural gas commodity exposure for certain natural gas storage inventory positions. Due to the deconsolidation effective May 1, 2013, the Company had no instruments designated as cash flow hedges at December 31, 2013.

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

At December 31, 2013 and 2012, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

Derivative instruments not designated as hedging instruments were utilized in OGE Holdings' asset management activities and were reflected in consolidated results prior to the deconsolidation of Enogex on May 1, 2013.  For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized in the period in which it occurred.

Quantitative Disclosures Related to Derivative Instruments

At December 31, 2013, the Company has no derivative instruments that were designated as cash flow hedges.

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

Balance Sheet Presentation Related to Derivative Instruments

The Company had no derivative instruments included in its Consolidated Balance Sheet at December 31, 2013. The fair value of the derivative instruments that are presented in the Company's Consolidated Balance Sheet at December 31, 2012 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Other Current Assets	$—	$0.5
Total		$—	$0.5

Derivatives Not Designated as Hedging Instruments
Natural Gas
Financial Futures/Swaps	Current PRM	$0.1	$—
	Other Current Assets	5.0	4.7
Physical Purchases/Sales	Current PRM	0.4	0.3
Total		$5.5	$5.0
Total Gross Derivatives (A)		$5.5	$5.5

(A)	See Note 5 for a reconciliation of the Company's total derivatives fair value to the Company's Consolidated Balance Sheet at December 31, 2012.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2013.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.2)	$5.2	$—
Interest Rate Swap	—	(0.2)	—
Total	$(0.2)	$5.0	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(6.1)
Natural Gas Financial Futures/Swaps	1.0
Total	$(5.1)

The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2012.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	0.5	5.2	—
Interest Rate Swap	—	(0.4)	—
Total	$0.5	$4.8	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(11.7)
Natural Gas Financial Futures/Swaps	1.1
Total	$(10.6)

The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2011.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
NGLs Financial Options	$(8.4)	$(9.8)	$—
Natural Gas Financial Futures/Swaps	2.9	(30.4)	—
Interest Rate Swap	—	(0.4)	—
Total	$(5.5)	$(40.6)	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(10.0)
Natural Gas Financial Futures/Swaps	0.4
Total	$(9.6)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the years ended December 31, 2012 and 2011, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the years ended December 31, 2012 and 2011, if any, are reported in Operating Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

At December 31, 2013, the Company had no derivative instruments that contain credit-risk related contingent features. In the event Moody's Investors Services or Standard & Poor's Ratings Services were to lower the Company's senior unsecured debt rating to a below investment grade rating, at December 31, 2012, the Company would have been required to post $0.2 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that were in a net liability position at December 31, 2012.

7.	Stock-Based Compensation

In 2013, the Company adopted, and its shareowners approved, the 2013 Stock Incentive Plan. The 2013 Plan replaced the 2008 Plan and no further awards will be granted under the 2008 Plan.  Under the 2013 Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of the Company and its subsidiaries. The Company has authorized the issuance of up to 7,400,000 shares under the 2013 Stock Incentive Plan.

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2013, 2012 and 2011 related to the Company's performance units and restricted stock.

Year ended December 31 (In millions)	2013	2012	2011
Performance units
Total shareholder return	$8.4	$8.0	$8.2
Earnings per share	2.3	4.2	5.5
Total performance units	10.7	12.2	13.7
Restricted stock	0.4	0.6	1.0
Total compensation expense	11.1	12.8	14.7
Less: Amount paid by unconsolidated affiliates	3.1	—	—
Net compensation expense	$8.0	$12.8	$14.7
Income tax benefit	$3.1	$4.9	$5.7

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2013, 2012 and 2011, there were 548,344 shares, 849,110 shares and 623,246 shares, respectively, of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2013, there were 11,318 shares of restricted stock returned to the Company to satisfy tax liabilities.

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

As a result of the formation of Enable on May 1, 2013, 2013 performance unit grants to OGE Holdings' employees that were previously based on earnings before interest, taxes, depreciation and amortization were converted to performance units based on total shareholder return or earnings per share. Total 2013 performance unit grants converted were 91,390, comprised of 45,596 total shareholder return performance units with a $25.89 grant date fair value and 45,794 earnings per share performance units with a $26.73 grant date fair value. As a result of a modification to the 2012 performance unit grants, 2012 performance unit grants to OGE Holdings' employees that were previously based on earnings before interest, taxes and depreciation and amortization were converted to performance units based on total shareholder return or earnings per share. Total 2012 performance unit grants converted were 82,930, comprised of 41,554 total shareholder return performance units with a $47.71 grant date fair value and 41,376 earnings per share performance units with a $34.94 grant date fair value. The amount of these performance units were adjusted for the effects of the stock split. The impact of the modification of the performance unit grants on stock-based compensation expense for 2013 was not material.

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

	2013	2012	2011
Number of units granted	316,162	338,678	427,442
Fair value of units granted	$25.89	$25.91	$23.05
Expected dividend yield	2.8%	3.0%	3.2%
Expected price volatility	20.0%	22.0%	33.0%
Risk-free interest rate	0.37%	0.38%	1.40%
Expected life of units (in years)	2.84	2.87	2.87

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

	2013	2012	2011
Number of units granted	74,570	81,594	142,476
Fair value of units granted	$26.73	$23.82	$20.81

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

	2013	2012	2011
Shares of restricted stock granted	5,940	10,824	35,804
Fair value of restricted stock granted	$29.71	$26.72	$24.41

A summary of the activity for the Company's performance units and restricted stock at December 31, 2013 and changes in 2013 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/12	1,069,128			327,838			49,106
Granted	316,162	(A)		74,570	(A)		5,940
Modification	87,150	(B)		87,170	(B)		N/A
Converted	(377,266)	(C)	$22.1	(125,760)	(C)	$7.4	N/A
Vested	N/A			N/A			(30,242)	$0.9
Forfeited	(33,114)			(9,792)			(1,176)
Units/Shares Outstanding at 12/31/13	1,062,060		$50.9	354,026		$13.9	23,628	$0.8
Units/Shares Fully Vested at 12/31/13	355,078		$19.3	118,350		$8.0

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)
These amounts represent the performance unit grants previously based on earnings before interest, taxes, depreciation and amortization that were converted to performance units based on total shareholder return or earnings per share as a result of the formation of Enable.

(C)	These amounts represent performance units that vested at December 31, 2012 which were settled in February 2013.

A summary of the activity for the Company's non-vested performance units and restricted stock at December 31, 2013 and changes in 2013 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/12	691,862		$24.40	202,078		$22.00	49,106	$23.61
Granted	316,162	(A)	$25.89	74,570	(A)	$26.73	5,940	$29.71
Modification	87,150	(B)	$36.29	87,170	(B)	$30.62	N/A	N/A
Vested	(355,078)		$23.05	(118,350)		$20.81	(30,242)	$22.57
Forfeited	(33,114)		$24.96	(9,792)		$23.34	(1,176)	$26.87
Units/Shares Non-Vested at 12/31/13	706,982		$25.90	235,676		$25.28	23,628	$26.30
Units/Shares Expected to Vest	633,808	(C)		209,938	(C)		23,628

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)
These amounts represent the performance unit grants previously based on earnings before interest, taxes, depreciation and amortization that were converted to performance units based on total shareholder return or earnings per share as a result of the formation of Enable.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $28.3 million and $5.6 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of the Company's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2013	2012	2011
Performance units
Total shareholder return	$8.2	$7.4	$7.4
Earnings per share	4.9	4.1	3.9
Restricted stock	0.7	0.7	1.0

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2013	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$8.4	1.63
Earnings per share	1.8	1.49
Total performance units	10.2
Restricted stock	0.2	1.63
Total	$10.4

Stock Options

The Company last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options have a contractual life of 10 years.  A summary of the activity for the Company's stock options at December 31, 2013 and changes during 2013 are shown in the following table.

(dollars in millions)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options Outstanding at 12/31/12	39,200	$11.40
Exercised	(39,200)	$(11.40)	$1.4
Options Outstanding at 12/31/13	—	$—	$—	0.00	years
Options Fully Vested and Exercisable at 12/31/13	—	$—	$—	0.00	years

A summary of the activity for the Company's exercised stock options in 2013, 2012 and 2011 are shown in the following table.

Year ended December 31 (In millions)	2013	2012	2011
Intrinsic value (A)	$1.4	$2.0	$2.2
Cash received from stock options exercised	0.4	0.8	1.3

(A)	The difference between the market value on the date of exercise and the option exercise price.

8.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2013	2012	2011
NON-CASH INVESTING AND FINANCING ACTIVITIES
Installment payments for Tinker electric distribution system	$—	$10.6	$—
Power plant long-term service agreement	9.7	—	1.7
Investment in Enable (Note 3)	1,248.6	—	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for
Interest (net of interest capitalized) (A)	$151.1	$161.3	$138.9
Income taxes (net of income tax refunds)	(1.1)	(9.1)	4.7

(A)	Net of interest capitalized of $5.4 million, $8.0 million and $19.1 million in 2013, 2012 and 2011, respectively.

9.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2013	2012	2011
Provision (Benefit) for Current Income Taxes
Federal	$—	$(9.1)	$(5.4)
State	4.3	0.5	0.1
Total Provision (Benefit) for Current Income Taxes	4.3	(8.6)	(5.3)
Provision for Deferred Income Taxes, net
Federal	154.4	147.3	165.5
State	(26.4)	(1.5)	3.8
Total Provision for Deferred Income Taxes, net	128.0	145.8	169.3
Deferred Federal Investment Tax Credits, net	(2.0)	(2.1)	(3.3)
Total Income Tax Expense	$130.3	$135.1	$160.7

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2010 or state and local tax examinations by tax authorities for years prior to 2009.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms.  In addition, OG&E and Enable earn Oklahoma state tax credits associated with their investments in electric generating and natural gas processing facilities which further reduce the Company's effective tax rate. The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

Year ended December 31	2013	2012	2011
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.6	0.8	0.7
State income taxes, net of Federal income tax benefit	0.4	(0.1)	0.6
Federal investment tax credits, net	(0.4)	(0.4)	(0.7)
401(k) dividends	(0.5)	(0.5)	(0.5)
Income attributable to noncontrolling interest	(0.3)	(1.6)	(1.3)
Federal renewable energy credit (A)	(7.2)	(7.2)	(3.4)
Uncertain tax positions	1.5	—	—
Remeasurement of state deferred tax liabilities	(4.1)	—	—
Other	(0.1)	—	0.3
Effective income tax rate	24.9%	26.0%	30.7%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E.  The components of Deferred Income Taxes at December 31, 2013 and 2012, respectively, were as follows:

December 31 (In millions)	2013	2012
Current Deferred Income Tax Assets
Net operating losses	$180.1	$152.4
Accrued liabilities	22.3	27.1
Federal tax credits	8.0	6.0
Accrued vacation	4.7	3.8
Uncollectible accounts	0.7	1.0
Total Current Deferred Income Tax Assets	215.8	190.3
Current Accrued Income Tax Liabilities
Derivative instruments	—	(2.6)
Total Current Accrued Income Tax Liabilities	—	(2.6)
Current Deferred Income Tax Assets, net	$215.8	$187.7

Non-Current Deferred Income Tax Liabilities
Accelerated depreciation and other property related differences	$1,753.3	$1,660.3
Investment in Enogex Holdings	—	638.0
Investment in Enable Midstream Partners	630.5	—
Company pension plan	55.1	52.4
Income taxes refundable to customers, net	21.9	21.2
Regulatory asset	26.1	18.8
Bond redemption-unamortized costs	3.6	4.0
Derivative instruments	1.6	1.5
Total Non-Current Deferred Income Tax Liabilities	2,492.1	2,396.2
Non-Current Deferred Income Tax Assets
Federal tax credits	(105.2)	(69.6)
State tax credits	(92.6)	(83.7)
Postretirement medical and life insurance benefits	(62.8)	(57.6)
Regulatory liabilities	(61.3)	(71.4)
Asset retirement obligations	(20.8)	—
Net operating losses	(18.8)	(159.1)
Other	(4.6)	(4.5)
Deferred Federal investment tax credits	(0.7)	(1.5)
Total Non-Current Deferred Income Tax Assets	(366.8)	(447.4)
Non-Current Deferred Income Tax Liabilities, net	$2,125.3	$1,948.8

As of December 31, 2013, the Company has classified $7.8 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2013, 2012, and 2011.

(Millions)	2013	2012	2011
Balance at January 1	$—	$—	$—
Tax positions related to current year:
Additions	2.7	—	—
Tax positions related to prior years:
Additions	5.1	—	—
Balance at December 31	$7.8	$—	$—

Where applicable, the Company classifies income tax-related interest and penalties as interest expense and other operation and maintenance expense, respectively. During the year ended December 31, 2013, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $7.8 million as of December 31, 2013.
As previously reported, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2013, OG&E recorded a reserve of $7.8 million ($5.1 million after tax) related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits. An additional reserve of $4.1 million ($2.7 million after tax) was established with regard to these credits generated in the current year.

Prior to 2013, the Company had a Federal tax operating loss primarily caused by the accelerated tax "bonus" depreciation provision contained within the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which allowed the Company to record a current income tax deduction for 100 percent of the cost of certain property placed into service in 2011 and 50 percent for certain property placed into service in 2012. During 2013, the Company began to utilize these net operating losses.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2014. The impact of the new law was reflected in the Company's 2013 Consolidated Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss.

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

Other

The Company sustained Federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, the Company had accrued Federal and state income tax benefits carrying into 2013. As the Company can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years. In addition to the operating losses, the Company was unable to utilize the various tax credits that were generating during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$893.6	$32.8	2030
Federal operating loss	474.6	166.1	2030
Federal tax credits	113.2	113.2	2029
State tax credits
Oklahoma investment tax credits	106.1	69.0	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.3	16.3	2020

Acquisition of the equity interest in Enable on May 1, 2013, is also expected to increase the Company's utilization of state net operating loss carryforwards. Under current tax law, the Company projects full utilization of all Federal operating losses in 2014 as well as partial utilization of State operating loss carryforwards. Accordingly, a current deferred tax asset of $180.1 million has been reflected on the balance sheet.

As a result of acquiring an equity interest in Enable, the Company has a lower effective tax rate in conjunction with the formation of Enable in states with lower state tax rates. Remeasurement of state deferred tax expense to reflect these lower rates reduced income tax expense for 2013 by $8.4 million. In addition, deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings increased income tax expense for 2013 by $3.9 million.

During 2013, the Company recognized a $16.4 million reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of an employment company within Enable.

10.	Common Equity

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts presented within this Form 10-K reflect the effects of the stock split.

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 399,485 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2013 and received proceeds of $13.8 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At December 31, 2013, there were 3,845,503 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions)	2013	2012	2011
Net Income Attributable to OGE Energy	$387.6	$355.0	$342.9
Average Common Shares Outstanding
Basic average common shares outstanding	198.2	197.1	195.8
Effect of dilutive securities:
Contingently issuable shares (performance units)	1.2	1.0	2.7
Diluted average common shares outstanding	199.4	198.1	198.5
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.96	$1.80	$1.75
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.94	$1.79	$1.73

11.	Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization.  At December 31, 2013, the Company was in compliance with all of its debt agreements.

 OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.18%	-	0.34%	Garfield Industrial Authority, January 1, 2025	$47.0
0.10%	-	0.39%	Muskogee Industrial Authority, January 1, 2025	32.4
0.10%	-	0.30%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Long-Term Debt Maturities

Maturities of the Company's long-term debt during the next five years consist of $100.2 million, $0.2 million, $110.2 million, $125.1 million and $250.1 million in years 2014, 2015, 2016, 2017 and 2018, respectively.

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $439.6 million and $430.9 million at December 31, 2013 and 2012, respectively, at a weighted-average interest rate of 0.30 percent and 0.43 percent, respectively.  The following table provides information regarding the Company's revolving credit agreements and available cash at December 31, 2013.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$439.6	0.30%	(D)	December 13, 2017	(E)
OG&E (C)	400.0	2.1	0.53%	(D)	December 13, 2017	(E)
	1,150.0	441.7	0.30%
Cash	6.8	N/A	N/A		N/A
Total	$1,156.8	$441.7	0.30%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2013.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements to December 13, 2017.

Effective May 1, 2013, Enable entered into a $1.4 billion, five-year senior unsecured revolving credit facility in accordance with the terms of the Master Formation Agreement and Enogex LLC's $400.0 million revolving credit facility was terminated.

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

13.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

Employees hired or rehired on or after December 1, 2009 do not participate in the Pension Plan but are eligible to participate in the 401(k) Plan where, for each pay period, the Company contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants.  During both 2013 and 2012, OGE Energy made contributions to its Pension Plan of $35 million to help ensure that the Pension Plan maintains an adequate funded status.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2014, OGE Energy expects to contribute up to $26 million to its Pension Plan.  The expected contribution to the Pension Plan during 2014 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2013, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, and based in part on the Company’s historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, the Company recorded pension settlement charges of $22.4 million in the fourth quarter of 2013, of which $17.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

The following table presents the status of the Company's Pension Plan and Restoration of Retirement Income Plan at December 31, 2013 and 2012. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2013	2012	2013	2012
Benefit obligations	$(658.1)	$(747.1)	$(14.0)	$(14.5)
Fair value of plan assets	654.9	626.0	—	—
Funded status at end of year	$(3.2)	$(121.1)	$(14.0)	$(14.5)

The following table summarizes the benefit payments the Company expects to pay related to its Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2014	$93.2
2015	82.0
2016	76.7
2017	71.7
2018	64.7
After 2018	270.1

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

Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2013 and 2012. There were no Level 3 investments held by the Pension Plan at December 31, 2013 and 2012.

(In millions)	December 31, 2013	Level 1	Level 2
Common stocks
U.S. common stocks	$236.8	$236.8	$—
Foreign common stocks	39.3	39.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	159.8	159.8	—
Mortgage-backed securities	50.3	—	50.3
Bonds, debentures and notes (B)
Corporate fixed income and other securities	110.6	—	110.6
Mortgage-backed securities	22.3	—	22.3
Commingled fund (C)	29.2	—	29.2
Common/collective trust (D)	26.0	—	26.0
Foreign government bonds	4.0	—	4.0
U.S. municipal bonds	2.0	—	2.0
Interest-bearing cash	0.1	0.1	—
Forward contracts
Receivable (foreign currency)	1.1	—	1.1
Payable (foreign currency)	(1.1)	—	(1.1)
Total Plan investments	$680.4	$436.0	$244.4
Receivable from broker for securities sold	11.5
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(40.2)
Total Plan assets	$654.9

(In millions)	December 31, 2012	Level 1	Level 2
Common stocks
U.S. common stocks	$232.2	$232.2	$—
Foreign common stocks	39.9	39.9	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	138.6	138.6	—
Mortgage-backed securities	55.8	—	55.8
Bonds, debentures and notes (B)
Corporate fixed income and other securities	98.4	—	98.4
Mortgage-backed securities	13.5	—	13.5
Commingled fund (C)	34.9	—	34.9
Common/collective trust (D)	25.6	—	25.6
Foreign government bonds	3.9	—	3.9
U.S. municipal bonds	0.8	—	0.8
Interest-bearing cash	0.2	0.2	—
Preferred stocks (foreign)	—	—	—
Forward contracts
Receivable (foreign currency)	0.4	—	0.4
Payable (foreign currency)	(0.4)	—	(0.4)
Total Plan investments	$643.8	$410.9	$232.9
Receivable from broker for securities sold	0.8
Interest and dividends receivable	2.8
Payable to broker for securities purchased	(21.4)
Total Plan assets	$626.0

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

The Company's contribution to the medical costs for pre-65 aged eligible retirees are fixed at the 2011 level and the Company covers future annual medical inflationary cost increases up to five percent. Increases in excess of five percent annually are covered by the pre-65 aged retiree in the form of premium increases. The Company provides Medicare-eligible retirees and their Medicare-eligible spouses an annual fixed contribution to a Company-sponsored health reimbursement arrangement. Medicare-eligible retirees are able to purchase individual insurance policies supplemental to Medicare through a third-party administrator and use their health reimbursement arrangement funds for reimbursement of medical premiums and other eligible medical expenses.

Plan Investments

The following tables summarize the postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2013 and 2012.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2013 and 2012.

(In millions)	December 31, 2013	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.1	$—	$53.1
Mutual funds investment
U.S. equity investments	7.9	7.9	—
Money market funds investment	0.4	0.4	—
Total Plan investments	$61.4	$8.3	$53.1

(In millions)	December 31, 2012	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.3	$—	$53.3
Mutual funds investment
U.S. equity investments	6.0	6.0	—
Money market funds investment	0.3	0.3	—
Total Plan investments	$59.6	$6.3	$53.3

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

Year ended December 31 (In millions)	2013
Group retiree medical insurance contract
Beginning balance	$53.3
Net unrealized gains related to instruments held at the reporting date	(0.5)
Interest income	1.1
Dividend income	0.6
Realized gains	0.4
Administrative expenses and charges	(0.1)
Claims paid	(1.7)
Ending balance	$53.1

The following table presents the status of the Company's postretirement benefit plans at December 31, 2013 and 2012. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

December 31 (In millions)	2013	2012
Benefit obligations	$(258.2)	$(301.0)
Fair value of plan assets	61.4	59.6
Funded status at end of year	$(196.8)	$(241.4)

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 8.35 percent in 2014 with the rates trending downward to 4.48 percent by 2028.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2013	2012	2011
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2013	2012	2011
Effect on aggregate of the service and interest cost components	$0.1	$0.1	$0.1
Effect on accumulated postretirement benefit obligations	0.6	0.9	0.6

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2014	$15.5
2015	16.1
2016	16.7
2017	17.2
2018	17.7
After 2018	90.7

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2013 and 2012. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2013 was $623.4 million and $12.9 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2012 was $705.2 million and $12.7 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Beginning obligations	$(747.1)	$(697.7)	$(14.5)	$(13.3)	$(301.0)	$(280.6)
Service cost	(19.0)	(17.9)	(1.2)	(1.0)	(4.3)	(4.1)
Interest cost	(26.7)	(30.1)	(0.5)	(0.6)	(10.3)	(11.9)
Plan amendments	—	—	—	—	—	—
Plan settlements	67.5	—	—	—	—	—
Participants' contributions	—	—	—	—	(3.4)	(3.5)
Medicare subsidies received	—	—	—	—	—	(0.5)
Actuarial gains (losses)	53.0	(61.4)	2.0	(1.8)	46.7	(12.9)
Benefits paid	14.2	60.0	0.2	2.2	14.1	12.5
Ending obligations	$(658.1)	$(747.1)	$(14.0)	$(14.5)	$(258.2)	$(301.0)

Change in Plans' Assets
Beginning fair value	$626.0	$589.8	$—	$—	$59.6	$61.0
Actual return on plans' assets	75.6	61.2	—	—	3.7	4.5
Employer contributions	35.0	35.0	0.2	2.2	8.8	2.6
Plan settlements	(67.5)	—	—	—	—	—
Participants' contributions	—	—	—	—	3.4	3.5
Medicare subsidies received	—	—	—	—	—	0.5
Benefits paid	(14.2)	(60.0)	(0.2)	(2.2)	(14.1)	(12.5)
Ending fair value	$654.9	$626.0	$—	$—	$61.4	$59.6
Funded status at end of year	$(3.2)	$(121.1)	$(14.0)	$(14.5)	$(196.8)	$(241.4)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$19.0	$17.9	$17.6	$1.2	$1.0	$1.0	$4.3	$4.1	$3.5
Interest cost	26.7	30.1	33.3	0.5	0.6	0.6	10.3	11.9	12.5
Expected return on plan assets	(48.4)	(46.0)	(45.5)	—	—	—	(2.5)	(3.0)	(5.1)
Amortization of transition obligation	—	—	—	—	—	—	—	2.7	2.7
Amortization of net loss	26.5	23.8	19.2	0.4	0.4	0.4	21.5	20.6	18.3
Amortization of unrecognized prior service cost (A)	1.8	2.2	2.4	0.3	0.7	0.7	(16.5)	(16.5)	(16.5)
Settlement	22.4	—	—	—	0.9	—	—	—	—
Total net periodic benefit cost	48.0	28.0	27.0	2.4	3.6	2.7	17.1	19.8	15.4
Less: Amount paid by unconsolidated affiliates	5.9	—	—	0.1	—	—	1.5	—	—
Net periodic benefit cost (B)	$42.1	$28.0	$27.0	$2.3	$3.6	$2.7	$15.6	$19.8	$15.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $60.0 million, $51.4 million and $45.1 million and of net periodic benefit cost recognized in 2013, 2012 and 2011, respectively, the Company recognized the following:

•
an increase in pension expense in 2013, 2012 and 2011 of $5.8 million, $8.3 million and $10.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
an increase in postretirement medical expense in 2013, 2012 and 2011 of $0.6 million, $0.8 million and $3.5 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1);

•	a deferral of pension expense in 2013 of $17.0 million related to the pension settlement charge of $22.4 million, in accordance with the Oklahoma pension tracker.

The capitalized portion of the net periodic pension benefit cost was $5.7 million, $6.5 million and $6.1 million at December 31, 2013, 2012 and 2011, respectively.  The capitalized portion of the net periodic postretirement benefit cost was $3.5 million, $5.5 million and $3.8 million at December 31, 2013, 2012 and 2011, respectively.

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2013	2012	2011	2013	2012	2011
Discount rate	4.60%	3.70%	4.50%	4.60%	3.60%	4.50%
Rate of return on plans' assets	8.00%	8.00%	8.00%	4.00%	4.00%	6.50%
Compensation increases	4.20%	4.20%	4.40%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	8.35%	8.55%	8.75%
Ultimate trend rate	N/A	N/A	N/A	4.48%	4.48%	4.48%
Ultimate trend year	N/A	N/A	N/A	2028	2028	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption remained at 8.00 percent in 2012 and 2013 in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  The Company's post-employment benefit obligation was $1.6 million and $2.6 million at December 31, 2013 and 2012, respectively.

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

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan.  The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates.  The Company contributed $14.2 million, $13.4 million and $12.3 million in 2013, 2012 and 2011, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on the option the participant elected under the choice provided to eligible employees in the qualified 401(k) Plan discussed above, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2013, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's Common Stock. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

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

14.	Report of Business Segments

Prior to May 1, 2013, the Company's business was divided into three segments as follows: (i) electric utility, which is engaged in the generation, transmission, distribution and sale of electric energy, (ii) natural gas transportation and storage and (iii) natural gas gathering and processing. On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight Group and CenterPoint Energy, Inc., agreed to form Enable Midstream Partners to own and operate the midstream businesses of OGE Energy and CenterPoint that will initially be structured as a private limited partnership. The transaction closed on May 1, 2013. As a result, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable using the equity method of accounting. The Company's business is now divided into two segments for financial reporting purposes as follows: (i) electric utility and (ii) natural gas midstream operations. The former natural gas transportation and storage segment and natural gas gathering and processing segment have been combined into the natural gas midstream operations segment and have been restated for all prior periods presented. Equity in earnings of unconsolidated affiliates in the natural gas midstream operations segment includes OGE Energy's equity interest in Enable from May 1, 2013 through December 31, 2013. Operating income for the natural gas midstream operations segment represents results of operations for Enogex Holdings LLC through April 30, 2013. Investment in unconsolidated affiliates in the natural gas midstream operations segment represents OGE Energy's investment in Enable at December 31, 2013.  Other Operations primarily includes the operations of the holding company.  Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. In reviewing its segment operating results, the Company focuses on operating income and equity in earnings of unconsolidated affiliates as its measure of segment profit and loss, and, therefore, has presented this information below. The following tables summarize the results of the Company's business segments for the years ended December 31, 2013, 2012 and 2011.

2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,262.2	$630.4	$—	$(24.9)	$2,867.7
Cost of sales	965.9	489.0	—	(26.0)	1,428.9
Other operation and maintenance	438.8	60.9	(10.5)	—	489.2
Depreciation and amortization	248.4	36.8	12.1	—	297.3
Taxes other than income	83.8	10.5	4.5	—	98.8
Operating income (loss)	$525.3	$33.2	$(6.1)	$1.1	$553.5
Equity in earnings of unconsolidated affiliates	$—	$101.9	$—	$—	$101.9

Investment in unconsolidated affiliates (at historical cost)	$—	$1,298.8	$—	$—	$1,298.8
Total assets	$7,694.9	$1,348.6	$216.2	$(125.0)	$9,134.7
Capital expenditures	$797.6	$181.5	$11.5	$—	$990.6

2012	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,141.2	$1,608.6	$—	$(78.6)	$3,671.2
Cost of sales	879.1	1,120.1	—	(80.5)	1,918.7
Other operation and maintenance	446.3	172.9	(17.7)	—	601.5
Depreciation and amortization	248.7	108.8	13.5	—	371.0
Impairment of assets	—	0.4	—	—	0.4
Gain on insurance proceeds	—	(7.5)	—	—	(7.5)
Taxes other than income	77.7	28.3	4.2	—	110.2
Operating income (loss)	$489.4	$185.6	$—	$1.9	$676.9

Total assets	$7,222.4	$2,681.3	$242.6	$(224.1)	$9,922.2
Capital expenditures	$704.4	$506.5	$18.3	$—	$1,229.2

2011	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,211.5	$1,787.1	$—	$(82.7)	$3,915.9
Cost of sales	1,013.5	1,346.6	—	(82.2)	2,277.9
Other operation and maintenance	436.0	162.5	(17.3)	—	581.2
Depreciation and amortization	216.1	77.6	13.4	—	307.1
Impairment of assets	—	6.3	—	—	6.3
Gain on insurance proceeds	—	(3.0)	—	—	(3.0)
Taxes other than income	73.6	22.0	4.1	—	99.7
Operating income (loss)	$472.3	$175.1	$(0.2)	$(0.5)	$646.7

Total assets	$6,620.9	$2,289.0	$155.0	$(158.9)	$8,906.0
Capital expenditures	$844.5	$612.5	$13.8	$—	$1,470.8

15.	Commitments and Contingencies

Operating Lease Obligations
The Company has operating lease obligations expiring at various dates, primarily for OG&E railcar leases, OG&E wind farm land leases and OGE Energy noncancellable operating lease.  Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2014	2015	2016	2017	2018	After 2018	Total
Operating lease obligations
Railcars	$3.8	$3.1	$27.3	$—	$—	$—	$34.2
Wind farm land leases	2.1	2.1	2.1	2.4	2.4	48.8	59.9
OGE Energy noncancellable operating lease	0.8	0.8	0.8	0.8	0.7	—	3.9
Total operating lease obligations	$6.7	$6.0	$30.2	$3.2	$3.1	$48.8	$98.0

Payments for operating lease obligations were $8.8 million, $14.2 million and $10.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2015 and April 2016.

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

OGE Energy Noncancellable Operating Lease

On August 29, 2012, OGE Energy executed a five-year lease agreement for office space from September 1, 2013 to August 31, 2018. This lease has rent escalations which increase after five-years and allows for leasehold improvements.

OGE Holdings Noncancellable Operating Lease

As a result of the formation of Enable Midstream Partners on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company has no obligations included in its Consolidated Financial Statements at December 31, 2013 under OGE Holdings' noncancellable lease obligations previously disclosed in the Company's 2012 Form 10-K.

Other Purchase Obligations and Commitments

The Company's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2014	2015	2016	2017	2018	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$85.1	$82.7	$81.9	$79.6	$77.0	$406.3
Expected cogeneration energy payments	61.1	60.9	75.7	81.5	87.4	366.6
Minimum fuel purchase commitments	451.8	451.8	368.5	385.1	—	1,657.2
Expected wind purchase commitments	58.0	58.9	59.8	60.8	59.5	297.0
Long-term service agreement commitments	70.5	2.8	2.5	2.6	19.1	97.5
Total other purchase obligations and commitments	$726.5	$657.1	$588.4	$609.6	$243.0	$2,824.6

Public Utility Regulatory Policy Act of 1978

At December 31, 2013, OG&E has QF contracts having terms of 15 to 32 years.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW PowerSmith Cogeneration Project, L.P. QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2013, 2012 and 2011, OG&E made total payments to cogenerators of $134.8 million, $135.1 million and $140.7 million, respectively, of which $74.4 million, $77.1 million and $78.0 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Sales.

OG&E Minimum Fuel Purchase Commitments

OG&E purchased necessary fuel supplies of coal and natural gas for its generating units of $657.3 million, $585.6 million and $647.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. OG&E has coal contracts for purchases from through December 2016. OG&E has entered into multiple month term natural gas contracts for 31.5 percent of its 2014 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in early to mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

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

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2013, 2012 and 2011.

Year ended December 31 (In millions)	2013	2012	2011
CPV Keenan	$30.9	$25.1	$24.5
Edison Mission Energy	20.6	20.2	8.5
FPL Energy	3.3	3.4	3.7
NextEra Energy	7.2	0.8	—
Total wind power purchased	$62.0	$49.5	$36.7

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

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours resulting in a maximum of the earlier of 144,000 factored-fired hours or 4,500 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2031. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Enogex Energy Resources LLC Commitments

As a result of the formation of Enable on May 1, 2013 and the Company's deconsolidation of Enogex Holdings, the Company has no obligations included in its Consolidated Financial Statements at December 31, 2013 under OGE Holdings' noncancellable lease obligations previously disclosed in the Company's 2012 Form 10-K.

OG&E Wind Energy Purchased Power Lawsuit

In 2009, OG&E entered into a wind energy purchase power agreement with CPV Keenan for the purchase of all the energy output from its 150 MW wind farm in Woodward County, Oklahoma. In August of 2013, CPV Keenan filed suit against OG&E for the non-payment of curtailment charges. In December 2013, the Company settled its current case with CPV Keenan and recorded additional purchased power expense of $4.3 million, which will be recovered through the fuel adjustment clause.

Enable Gas Transportation and Storage Agreement

OG&E contracts with Enable for gas transportation and storage services. The stated term of this contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. Negotiations regarding the new contract are ongoing, and there can be no assurance that the new contract will be agreed upon, or if agreed upon, that the terms of the new contract will be as favorable to us as the expiring contract.

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection relating to air quality, water quality, waste management, wildlife conservation and natural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate environmental issues that may be caused by its operations or that are attributable to former operators, requiring changes in operations and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Historically, OG&E's total expenditures for environmental control facilities and for remediation have not been significant in relation to its consolidated financial position or results of operations.  The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

OG&E is managing several significant uncertainties about the scope and timing for the acquisition, installation and operation of additional pollution control equipment and compliance costs for a variety of the EPA rules that are being challenged in court. OG&E is unable to predict the financial impact of these matters with certainty at this time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of the Company's environmental matters.

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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 16 below, in Item 3 of Part I and under "Environmental Laws and Regulations" in Item 7 of Part II of this Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

16.	Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2013, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 megawatts. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On April 15, 2013, the APSC issued an order authorizing OG&E to recover the Arkansas portion of the cost to construct the Crossroads wind farm, effective retroactively to August 1, 2012. The costs are being recovered through the Energy Cost Recovery Rider.

Fuel Adjustment Clause Review for Calendar Year 2011

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011.  OG&E filed information and documents in response to the OCC's application on October 1, 2012.  On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent. On April 9, 2013, the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. On June 18, 2013, the OCC issued an order approving the administrative law judge’s recommendation.

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

On July 18, 2013, the FERC issued an order on the SPP's Order No. 1000 compliance filing.  This order accepted in part and rejected in part the SPP's plan for complying with Order No. 1000.  The FERC rejected the SPP's plan to retain the right of first refusal for projects that would operate between 100 kilovolts and 300 kilovolts.  However, the FERC clarified that a right of first refusal was appropriate in certain circumstances.  It is not clear how the FERC's order will relate to the recently enacted Oklahoma law addressing a right of first refusal for lower voltages.  On November 15, 2013, SPP made its FERC compliance filing, as required by the July 18, 2013 order. The SPP changes to its tariff and Membership Agreement included provisions that (i) clarify that facilities between 100 kilovolts and 300 kilovolts would be subject to the competitive selection process, (ii) only allow certain evidence, such as state laws (like House Bill 1932) and the holders of existing rights of way, to be considered during the competitive selection process and not earlier in the process; (iii) apply a right of first refusal to transmission projects needed for reliability within three years in certain situations; and (iv) revise the tariff’s competitive selection process, including changes to the criteria for identifying qualifying transmission owners, the requirements for submission of information by transmission owners seeking to participate in competitive selections, and the procedures that govern the competitive selection process.
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

Request for Modification to Previous Orders

On August 2, 2013, OG&E filed an application at the OCC seeking to make minor modifications to three previous OCC orders. The purpose of the application was to address the timing of certain requirements contained in those orders. OG&E's application proposed to address these issues in OG&E's next general rate case thus avoiding the cost associated with a rate case filing now and benefiting customers by deferring the recovery of certain costs identified in the previous orders. On September 3, 2013, the PUD Staff filed a motion to dismiss OG&E's application. PUD Staff requested that the OCC dismiss OG&E's application and issue an order requiring OG&E to file a rate case for the 2012 test year.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff.  The revised tariff will authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace.  OG&E requested that FERC issue an order on or before February 28, 2014 that accepts the revised market-based rate tariff to be effective on the date SPP’s Integrated Marketplace goes into operation, which is expected to be March 1, 2014.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  After engaging in settlement discussions, OG&E and Arkansas Electric Cooperative Corporation have tentatively agreed to terms of a settlement and are jointly preparing an offer of settlement to be filed with FERC. OG&E believes the reduction in revenue will be less than $1.0 million per year.

17.	Quarterly Financial Data (Unaudited)

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

Quarter ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2013	$901.4	$734.2	$723.2	$508.9	$2,867.7
	2012	$840.7	$855.0	$1,113.4	$862.1	$3,671.2
Operating income	2013	$75.4	$143.9	$260.9	$73.3	$553.5
	2012	$98.3	$177.3	$304.0	$97.3	$676.9
Net income	2013	$28.0	$93.0	$215.2	$57.6	$393.8
	2012	$47.5	$101.6	$192.4	$43.5	$385.0
Net income attributable to OGE Energy	2013	$23.1	$91.7	$215.2	$57.6	$387.6
	2012	$37.1	$93.9	$185.5	$38.5	$355.0
Basic earnings per average common share attributable to OGE Energy common shareholders (A)	2013	$0.12	$0.46	$1.08	$0.29	$1.96
	2012	$0.19	$0.48	$0.94	$0.19	$1.80
Diluted earnings per average common share attributable to OGE Energy common shareholders (A)	2013	$0.12	$0.46	$1.08	$0.29	$1.94
	2012	$0.19	$0.47	$0.94	$0.19	$1.79

(A)	Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company has a 28.5 percent interest. The Company’s investment in Enable constituted 14.2 percent of the Company’s assets as of December 31, 2013 (none at December 31, 2012), and the Company’s equity earnings in the net income of Enable constituted 19.4 percent of the Company’s income before income taxes for the year ended December 31, 2013 (none for the years ended December 31, 2012 and 2011). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OGE Energy Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OGE Energy Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 25, 2014

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.
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

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). OGE Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, OGE Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2013 of OGE Energy Corp. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 25, 2014

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

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 28, 2014.  Such proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

(i)	The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Capitalization at December 31, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control)

(ii)	The financial statements of Enable Midstream Partners, LP, required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.06

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

2.02
Amendment No. 1 to Asset Purchase Agreement, dated as of October 22, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.03 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein)

2.03
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

2.08
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

2.1
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

2.13
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

4.13
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein)

4.14
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

10.09*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein)

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

10.11
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

10.12*
Amendment No. 1 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.26 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein)

10.13*
Amendment No. 2 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.27 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein)

10.14
Ownership and Operating Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein)

10.15*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.16*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.17*
OGE Energy Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.18*
Amendment No. 3 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.06 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.19*
Amendment No. 2 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.20*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.21*
OGE Energy's 2008 Annual Incentive Compensation Plan.  (Filed as Annex B to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.22*
Form of Employment Agreement for all existing and future officers of the Company relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.23*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.24
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein)

10.25*
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

10.27
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 1, 2010 (File No. 1-12579) and incorporated by reference herein)

10.28
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein)

10.29
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

10.32*
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

10.34*	Director Compensation.
10.35*	Executive Officer Compensation.
10.36
First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP dated as of May 1, 2013 (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.37
Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013 (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.38
Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.39
Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.40*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.41*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.42
Letter of extension dated as of July 29, 2013 for the Company's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

10.43
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

10.44*	Amendment No. 4 to the Company's Deferred Compensation Plan (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)
10.45*
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)

10.46*
OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)

10.47*
Retention Agreement effective as of October 24, 2013, by and between OGE Enogex Holdings, LLC and E. Keith Mitchell (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)

12.01	Calculation of Ratio of Earnings to Fixed Charges.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP.
23.02	Consent of Deloitte & Touche LLP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

99.05	Description of Capital Stock. (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein)
99.06	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2013
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2011
Reserve for Uncollectible Accounts	$1.9	$5.8	$3.9	$3.8
Balance at December 31, 2012
Reserve for Uncollectible Accounts	$3.8	$3.3	$4.5	$2.6
Balance at December 31, 2013
Reserve for Uncollectible Accounts	$2.6	$2.5	$3.2	$1.9

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 25th day of February, 2014.

OGE ENERGY CORP.
(Registrant)

By /s/	Peter B. Delaney
Peter B. Delaney
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Delaney
Peter B. Delaney	Principal Executive
	Officer and Director;	February 25, 2014

/s/ Sean Trauschke
Sean Trauschke	Principal Financial Officer; and	February 25, 2014

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 25, 2014

James H. Brandi	Director;
Wayne H. Brunetti	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
Kirk Humphreys	Director;
Robert Kelley	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Leroy C. Richie	Director. and
Sheila G. Talton	Director

/s/ Peter B. Delaney
By Peter B. Delaney (attorney-in-fact)	February 25, 2014