Form 10-Q
period 2014-03-31
OGE ENERGY CORP.
filed 2014-05-01
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

At March 31, 2014, there were 199,138,921 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
Company	OGE Energy, collectively with its subsidiaries
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 28.5 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in the Company's 2013 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by Enable's gathering and processing business and transporting by Enable's interstate pipelines, including the impact of natural gas and NGLs prices on the level of drilling and production activities in the regions Enable serves;

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

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to the Company's 2013 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions except per share data)	2014	2013
OPERATING REVENUES
Electric Utility	$560.4	$453.7
Natural Gas Midstream Operations (Note 1)	—	447.7
Total operating revenues	560.4	901.4
COST OF SALES
Electric Utility	293.4	201.1
Natural Gas Midstream Operations (Note 1)	—	351.9
Total cost of sales	293.4	553.0
OPERATING EXPENSES
Other operation and maintenance	112.4	148.0
Depreciation and amortization	67.2	91.9
Taxes other than income	25.6	33.1
Total operating expenses	205.2	273.0
OPERATING INCOME	61.8	75.4
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	47.9	—
Allowance for equity funds used during construction	1.1	1.2
Other income	1.4	14.7
Other expense	(3.3)	(6.5)
Net other income	47.1	9.4
INTEREST EXPENSE
Interest on long-term debt	35.1	39.7
Allowance for borrowed funds used during construction	(0.6)	(0.7)
Interest on short-term debt and other interest charges	1.4	2.2
Interest expense	35.9	41.2
INCOME BEFORE TAXES	73.0	43.6
INCOME TAX EXPENSE	23.7	15.6
NET INCOME	49.3	28.0
Less: Net income attributable to noncontrolling interests	—	4.9
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$49.3	$23.1
BASIC AVERAGE COMMON SHARES OUTSTANDING	198.8	197.8
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.5	198.8
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.25	$0.12
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.25	$0.12
DIVIDENDS DECLARED PER COMMON SHARE	$0.22500	$0.20875

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net income	$49.3	$28.0
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3 and $0.4, respectively	0.4	0.9
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.1 and $0.3, respectively	0.2	0.5
Amortization of prior service cost, net of tax of ($0.3) and ($0.3), respectively	(0.4)	(0.5)
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of $0.0 and ($0.1), respectively	—	(0.1)
Amortization of deferred interest rate swap hedging losses, net of tax of $0.1 and $0.1, respectively	0.1	0.1
Other comprehensive income, net of tax	0.3	0.9
Comprehensive income	49.6	28.9
Less: Comprehensive income attributable to noncontrolling interests	—	5.0
Total comprehensive income attributable to OGE Energy	$49.6	$23.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49.3	$28.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	67.2	92.9
Deferred income taxes and investment tax credits, net	22.0	15.4
Equity in earnings of unconsolidated affiliates	(47.9)	—
Distributions from unconsolidated affiliates	32.5	—
Allowance for equity funds used during construction	(1.1)	(1.2)
Gain on disposition and abandonment of assets	(0.2)	(8.7)
Stock-based compensation	(8.6)	(8.3)
Regulatory assets	3.5	5.5
Regulatory liabilities	(1.9)	(4.1)
Other assets	(7.2)	(0.1)
Other liabilities	26.2	6.3
Change in certain current assets and liabilities
Accounts receivable, net	(12.5)	8.4
Accounts receivable - unconsolidated affiliates	2.1	—
Accrued unbilled revenues	7.0	7.8
Fuel, materials and supplies inventories	(4.0)	(7.7)
Fuel clause under recoveries	(35.8)	(0.4)
Other current assets	3.7	(7.7)
Accounts payable	(29.6)	16.5
Fuel clause over recoveries	(0.4)	(27.6)
Other current liabilities	(41.1)	(55.8)
Net Cash Provided from Operating Activities	23.2	59.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(171.8)	(325.1)
Proceeds from sale of assets	0.4	35.6
Net Cash Used in Investing Activities	(171.4)	(289.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.9	—
Issuance of common stock	3.4	3.2
Distributions to noncontrolling interest partners	—	(2.5)
Dividends paid on common stock	(44.7)	(41.2)
(Decrease) increase in short-term debt	(61.8)	276.1
Net Cash Provided from Financing Activities	143.8	235.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4.4)	5.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6.8	1.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2.4	$7.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2.4	$6.8
Accounts receivable, less reserve of $1.1 and $1.9, respectively	191.9	179.4
Accounts receivable - unconsolidated affiliates	10.3	12.4
Accrued unbilled revenues	51.7	58.7
Income taxes receivable	5.6	5.6
Fuel inventories	82.4	74.4
Materials and supplies, at average cost	76.7	80.7
Deferred income taxes	188.6	215.8
Fuel clause under recoveries	62.0	26.2
Other	30.9	34.6
Total current assets	702.5	694.6
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,314.2	1,298.8
Other	63.1	61.0
Total other property and investments	1,377.3	1,359.8
PROPERTY, PLANT AND EQUIPMENT
In service	9,302.9	9,183.1
Construction work in progress	470.3	468.5
Total property, plant and equipment	9,773.2	9,651.6
Less accumulated depreciation	3,010.9	2,978.8
Net property, plant and equipment	6,762.3	6,672.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	374.4	379.1
Other	34.2	28.4
Total deferred charges and other assets	408.6	407.5
TOTAL ASSETS	$9,250.7	$9,134.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$377.8	$439.6
Accounts payable	209.6	251.0
Dividends payable	44.8	44.7
Customer deposits	71.4	70.9
Accrued taxes	26.0	39.9
Accrued interest	34.2	43.4
Accrued compensation	38.2	56.9
Long-term debt due within one year	100.0	100.0
Fuel clause over recoveries	—	0.4
Other	47.3	47.0
Total current liabilities	949.3	1,093.8
LONG-TERM DEBT	2,549.4	2,300.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	242.8	241.5
Deferred income taxes	2,119.8	2,125.3
Deferred investment tax credits	1.6	1.9
Regulatory liabilities	237.6	234.2
Other	112.4	100.8
Total deferred credits and other liabilities	2,714.2	2,703.7
Total liabilities	6,212.9	6,097.6
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,069.6	1,073.6
Retained earnings	1,996.1	1,991.7
Accumulated other comprehensive loss, net of tax	(27.9)	(28.2)
Total stockholders' equity	3,037.8	3,037.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,250.7	$9,134.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$—	$—	$3,037.1
Net income	—	—	49.3	—	—	—	49.3
Other comprehensive income, net of tax	—	—	—	0.3	—	—	0.3
Dividends declared on common stock	—	—	(44.9)	—	—	—	(44.9)
Issuance of common stock	—	3.4	—	—	—	—	3.4
Stock-based compensation and other	—	(7.4)	—	—	—	—	(7.4)
Balance at March 31, 2014	$2.0	$1,067.6	$1,996.1	$(27.9)	$—	$—	$3,037.8

Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	23.1	—	4.9	—	28.0
Other comprehensive income, net of tax	—	—	—	0.8	0.1	—	0.9
Dividends declared on common stock	—	—	(41.4)	—	—	—	(41.4)
Issuance of common stock	—	3.2	—	—	—	—	3.2
Stock-based compensation and other	—	(10.9)	—	—	(0.9)	3.5	(8.3)
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Balance at March 31, 2013	$1.0	$1,038.7	$1,754.1	$(48.3)	$306.8	$—	$3,052.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of change in business segments, see Note 12. For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements. All significant intercompany transactions have been eliminated in consolidation.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners, L.P. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting. At March 31, 2014, OGE Energy, through its wholly owned subsidiary OGE Holdings, held 28.5 percent of the limited partner interests in Enable. OGE Energy also owns a 60 percent interest in any incentive distribution rights in Enable. Incentive distribution rights entitle the holder to increasing percentages, up to a maximum of 50 percent, of the cash distributed by Enable in excess of the target quarterly distributions established in connection with Enable’s initial public offering as described below. On April 16, 2014, Enable completed an initial public offering of 28,750,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.9 percent of the limited partner interests and raised approximately $466 million in net proceeds for Enable. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent.

In connection with Enable’s initial public offering, approximately 61.4 percent of OGE Holdings and CenterPoint’s common units were converted into subordinated units. As a result, following the initial public offering, OGE Holdings owned 42,832,291 common units and 68,150,514 subordinated units of Enable. Holders of subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. The subordinated units will convert into common units when Enable has paid at least the minimum quarterly distribution for three years or paid at least 150 percent of the minimum quarterly distribution for one year.

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from April 16, 2014, the completion of its initial public offering, through June 30, 2014 based on the actual length of the period. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. As indicated above, OGE Holdings is entitled to 60 percent of those “incentive distributions.” In certain circumstances, the general partner, will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

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

As discussed below, the Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-Q reflect the effects of the stock split.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2014 and December 31, 2013, the results of its operations for the three months ended March 31, 2014 and 2013 and the results of its cash flows for the three months ended March 31, 2014 and 2013, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2014	December 31, 2013
Regulatory Assets
Current
Fuel clause under recoveries	$62.0	$26.2
Oklahoma demand program rider under recovery (A)	8.8	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	9.2	7.3
Total Current Regulatory Assets	$80.0	$48.8
Non-Current
Benefit obligations regulatory asset	$224.8	$227.4
Income taxes recoverable from customers, net	56.4	56.5
Smart Grid	44.1	44.2
Deferred storm expenses	21.5	21.6
Unamortized loss on reacquired debt	11.5	11.8
Pension tracker	—	1.4
Other	16.1	16.2
Total Non-Current Regulatory Assets	$374.4	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$15.7	$16.7
Fuel clause over recoveries	—	0.4
Other (B)	2.6	3.1
Total Current Regulatory Liabilities	$18.3	$20.2
Non-Current
Accrued removal obligations, net	$230.8	$227.7
Deferred pension credits	3.7	6.5
Pension tracker	3.1	—
Total Non-Current Regulatory Liabilities	$237.6	$234.2

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at March 31, 2014. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

The Company considers distributions received from Enable which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment which are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. The Company considers distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment which are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(In millions)	2014	2013
Balance at January 1	$55.2	$54.0
Liabilities settled	—	(0.1)
Accretion expense	0.6	0.6
Balance at March 31	$55.8	$54.5

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during the three months ended March 31, 2014. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Net loss	Prior service cost	Net loss	Prior service cost	Deferred interest rate swap hedging losses	Total
Balance at December 31, 2013	$(27.4)	$0.1	$(5.8)	$5.1	$(0.2)	$(28.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	0.2	(0.4)	0.1	0.3
Net current period other comprehensive income (loss)	0.4	—	0.2	(0.4)	0.1	0.3
Balance at March 31, 2014	$(27.0)	$0.1	$(5.6)	$4.7	$(0.1)	$(27.9)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the three months ended March 31, 2014.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended
	March 31, 2014
Losses on cash flow hedges
Interest rate swap	$(0.2)	Interest expense
	(0.2)	Total before tax
	(0.1)	Tax benefit
	$(0.1)	Net of tax

Amortization of defined benefit pension items
Actuarial losses	$(0.7)	(A)
	(0.7)	Total before tax
	(0.3)	Tax benefit
	$(0.4)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(0.3)	(A)
Prior service credit	0.7	(A)
	0.4	Total before tax
	0.2	Tax expense
	$0.2	Net of tax

Total reclassifications for the period	$(0.3)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts within this Form 10-Q reflect the effects of the stock split.

Reclassifications

Prior to May 1, 2013, the Company reported the results of Enogex Holdings in two separate segments: the natural gas transportation and storage segment, and the natural gas gathering and processing segment. After the deconsolidation, these segments were combined into the natural gas midstream operations segment. The presentation of results for the three months ended March 31, 2013 have been revised to reflect this change. Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable.

2.	Accounting Pronouncement
There were no significant accounting pronouncements issued during the three months ended March 31, 2014 that had or will have a material impact on our consolidated results of operations, financial position or cash flows.

3.	Investment in Unconsolidated Affiliate and Related Party Transactions

On March 14, 2013, OGE Energy entered into a Master Formation Agreement with the ArcLight group and CenterPoint Energy, Inc., pursuant to which OGE Energy, the ArcLight Group and CenterPoint Energy, Inc., agreed to form Enable to own and operate the midstream businesses of OGE Energy and CenterPoint that was initially structured as a private limited partnership. This transaction closed on May 1, 2013.
Pursuant to the Master Formation Agreement, OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. Immediately prior to closing, on May 1, 2013, the ArcLight group contributed $107.0 million and OGE Energy contributed $9.1 million to Enogex LLC in order to pay down short-term debt. At March 31, 2014, OGE Energy, through its wholly owned subsidiary OGE Holdings, held 28.5 percent of the limited partner interests in Enable.
The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following the initial public offering of Enable on April 16, 2014 as described below. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable using the equity method of accounting.
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in Enable in an initial public offering. On April 16, 2014, Enable completed an initial public offering of 28,750,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.9 percent of the limited partner interests and raised approximately $466 million in net proceeds for Enable. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent.

On May 1, 2013, OGE Energy, OGE Holdings and Enable entered into a Seconding Agreement. During the term of the Seconding Agreement, OGE Holdings' employees will continue to perform services for Enable and its subsidiaries.

Distributions received from Enable were $32.5 million during the three months ended March 31, 2014.

Related Party Transactions

OGE Energy charged operating costs to Enable of $6.0 million during the three months ended March 31, 2014. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

Related Party Transactions with Enable

Three Months Ended
March 31,
(In millions)	2014
Operating Revenues:
Electricity to power electric compression assets	$2.9
Cost of Sales:
Natural gas transportation services	$8.7
Natural gas storage services	3.3
Natural gas purchases	5.0

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at March 31, 2014 and for the three months ended March 31, 2014.

Balance Sheet	March 31, 2014
(In millions)
Current assets	$500.6
Non-current assets	10,757.6
Current liabilities	1,038.9
Non-current liabilities	2,002.0

Three Months Ended
Income Statement	March 31, 2014
(In millions)
Operating revenues	$1,001.6
Cost of sales	632.6
Operating income	161.9
Net income attributable to Enable	149.2

Enable concluded that the formation of Enable was considered a business combination, and CenterPoint Midstream was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity were accordingly adjusted to estimated fair value, resulting in an increase to equity of $2.2 billion. Due to the Company's determination that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and thus recording the initial investment at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in the Company's recording of its equity in earnings of Enable.

OGE Energy recorded equity in earnings of unconsolidated affiliates of $47.9 million for the three months ended March 31, 2014. Equity in earnings of unconsolidated affiliates includes OGE Energy's 28.5 percent share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable, based on historical cost as of May 1, 2013. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments as described above.

Three Months Ended
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	March 31, 2014
(In millions)
OGE's 28.5% share of Enable Net Income	$42.5
Amortization of basis difference	3.6
Elimination of Enogex Holdings fair value and other adjustments	1.8
OGE's Equity in earnings of unconsolidated affiliates	$47.9

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at March 31, 2014.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,403.8	$2,728.0	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.3	9.2	10.3	9.1
OGE Energy Senior Notes	99.9	101.7	99.9	103.1

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

5.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations, the most significant being interest rate risk, which the Company may manage through the use of derivative instruments. The Company is also exposed to credit risk in its business operations.

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

The Company previously designated as cash flow hedges derivatives for OGE Holdings' NGLs volumes and corresponding keep-whole natural gas resulting from its natural gas processing contracts (processing hedges) and natural gas positions resulting from its natural gas gathering and processing operations and natural gas transportation and storage operations (operational gas hedges).  The Company also previously designated as cash flow hedges certain derivatives for certain natural gas storage inventory positions. Due to the deconsolidation of Enogex LLC effective May 1, 2013, the Company had no material instruments designated as cash flow hedges at March 31, 2014.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2013.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$—	$0.2	$—
Interest Rate Swap	—	(0.2)	—
Total	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	(0.3)
Total	$(0.3)

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the three months ended March 31, 2013, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the three months ended March 31, 2013, if any, are reported in Operating Revenues.

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2014 and 2013 related to the Company's performance units and restricted stock.

	Three Months Ended
	March 31,
(In millions)	2014	2013
Performance units
Total shareholder return	$2.0	$2.0
Earnings per share	1.7	0.6
Total performance units	3.7	2.6
Restricted stock	0.1	0.1
Total compensation expense	3.8	2.7
Less: Amount paid by unconsolidated affiliates	1.2	—
Net compensation expense	$2.6	$2.7
Income tax benefit	$1.0	$1.0

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three months ended March 31, 2014, there were 495,185 shares of new common stock issued, respectively, pursuant to the Company's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2014, there were 1,411 shares of restricted stock, respectively, returned to the Company to satisfy tax liabilities.

The following table summarizes the activity of the Company's stock-based compensation during the three months ended March 31, 2014.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	207,880	$34.68
Performance units (Earnings per share)	69,295	$34.69
Restricted stock	1,164	$35.56
Conversions
Performance units (Total shareholder return) (A)	355,233	N/A
Performance units (Earnings per share) (A)	118,404	N/A
(A)Performance units were converted based on a payout ratio of 170 percent of the target number of performance units granted in February 2011 and are included in the 495,185 shares of common stock issued during the three months ended March 31, 2014 as discussed above.

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

As previously reported in the Company's 2013 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $0.3 million ($0.2 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

8.	Common Equity

Forward Stock Split

On May 16, 2013, the Company's Board of Directors approved a 2-for-1 forward stock split of the Company's common stock, effective July 1, 2013, which entitled each shareholder of record to receive two shares for every one share of Company stock owned by the shareholder.  In connection with the stock split, an amendment to the Company's Articles of Incorporation was approved on May 16, 2013 which increased the number of authorized shares of common stock from 225 million to 450 million. All share and per share amounts within this Form 10-Q reflect the effects of the stock split.

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 98,476 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2014 and received proceeds of $3.4 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At March 31, 2014, there were 3,747,027 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended
	March 31,
(In millions except per share data)	2014	2013
Net Income Attributable to OGE Energy	$49.3	$23.1
Average Common Shares Outstanding
Basic average common shares outstanding	198.8	197.8
Effect of dilutive securities:
Contingently issuable shares (performance units)	0.7	1.0
Diluted average common shares outstanding	199.5	198.8
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.25	$0.12
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.25	$0.12
Anti-dilutive shares excluded from earnings per share calculation	—	—

9.	Long-Term Debt

At March 31, 2014, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.15%	-	0.18%	Garfield Industrial Authority, January 1, 2025	$47.0
0.08%	-	0.12%	Muskogee Industrial Authority, January 1, 2025	32.4
0.10%	-	0.10%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

10.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $377.8 million and $439.6 million at March 31, 2014 and December 31, 2013, respectively. The following table provides information regarding the Company's revolving credit agreements at March 31, 2014.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$377.8	0.28%	(D)	December 13, 2017
OG&E (C)	400.0	2.0	0.47%	(D)	December 13, 2017
Total	$1,150.0	$379.8	0.28%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2014.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

11.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2014 (B)	2013 (B)	2014 (B)	2013 (B)
Service cost	$4.3	$5.0	$0.3	$0.3
Interest cost	7.0	6.6	0.2	0.1
Expected return on plan assets	(12.5)	(12.3)	—	—
Amortization of net loss	3.5	6.2	—	0.1
Amortization of unrecognized prior service cost (A)	0.4	0.5	—	0.1
Total net periodic benefit cost	2.7	6.0	0.5	0.6
Less: Amount paid by unconsolidated affiliates	0.8	—	—	—
Net periodic benefit cost (net of unconsolidated affiliates)	$1.9	$6.0	$0.5	$0.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $2.4 million and $6.6 million of net periodic benefit cost recognized during the three months ended March 31, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2014 and 2013 of $3.3 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2014 (B)	2013 (B)
Service cost	$0.9	$1.2
Interest cost	2.8	2.6
Expected return on plan assets	(0.6)	(0.6)
Amortization of net loss	3.1	5.3
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)
Total net periodic benefit cost	2.1	4.4
Less: Amount paid by unconsolidated affiliates	0.3	—
Net periodic benefit cost (net of unconsolidated affiliates)	$1.8	$4.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.8 million and $4.4 million of net periodic benefit cost recognized during the three months ended March 31, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended March 31, 2014 and 2013 of $1.2 million and $0.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended
	March 31,
(In millions)	2014	2013
Capitalized portion of net periodic pension cost	$0.6	$1.6
Capitalized portion of net periodic postretirement benefit cost	0.5	1.3

12.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) natural gas midstream operations segment.

The natural gas midstream operations segment reflects the Company's equity interest in Enable since its formation on May 1, 2013. Prior to May 1, 2013, the Company reported the results of Enogex Holdings in two separate segments: the natural gas transportation and storage segment, and the natural gas gathering and processing segment. After the deconsolidation, these segments were combined into the natural gas midstream operations segment. The presentation of results for the three months ended March 31, 2013 have been revised to reflect this change. Equity in earnings of unconsolidated affiliates in the natural gas midstream operations segment includes OGE Energy's equity interest in Enable since May 1, 2013. Other than equity in earnings of unconsolidated affiliates, all amounts for the natural gas midstream operations segment represent the operation results of Enogex Holdings through April 30, 2013. Investment in unconsolidated affiliates in the natural gas midstream operations segment represents OGE Energy's investment in Enable at March 31, 2014.

Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

In reviewing its segment operating results, the Company focuses on operating income and equity in earnings of unconsolidated affiliates as measures of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$560.4	$—	$—	$—	$560.4
Cost of sales	293.4	—	—	—	293.4
Other operation and maintenance	117.1	—	(4.7)	—	112.4
Depreciation and amortization	64.3	—	2.9	—	67.2
Taxes other than income	23.8	—	1.8	—	25.6
Operating income (loss)	$61.8	$—	$—	$—	$61.8
Equity in earnings of unconsolidated affiliates	$—	$47.9	$—	$—	$47.9

Investment in unconsolidated affiliates (at historical cost)	$—	$1,314.2	$—	$—	$1,314.2
Total assets	$7,826.8	$1,367.4	$127.9	$(71.4)	$9,250.7

Three Months Ended March 31, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$455.5	$464.3	$—	$(18.4)	$901.4
Cost of sales	213.0	359.2	—	(19.2)	553.0
Other operation and maintenance	105.1	45.2	(2.3)	—	148.0
Depreciation and amortization	61.3	27.6	3.0	—	91.9
Taxes other than income	23.2	8.0	1.9	—	33.1
Operating income (loss)	$52.9	$24.3	$(2.6)	$0.8	$75.4

Total assets	$7,138.4	$2,729.9	$381.6	$(268.1)	$9,981.8

13.	Commitments and Contingencies

Except as set forth below, in Note 14 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 16 and 17 to the Company's Consolidated Financial Statements included in the Company's 2013 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

OG&E Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through December 2016. Also, as previously reported, OG&E had entered into multiple-month term natural gas contracts for 31.5 percent of its 2014 annual forecasted natural gas requirements. In March 2014, through a request for proposal, OG&E entered into various multiple-month term natural gas contracts for 42.6 percent of its remaining forecasted 2014 natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

Enable Gas Transportation and Storage Agreement

OG&E contracts with Enable for gas transportation and storage services. The stated term of this contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. On March 17, 2014, OG&E entered into a new contract effective May 1, 2014 and expiring April 30, 2019.

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

On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

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

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 13 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 15 and 16 of Notes to Consolidated Financial Statements and in Item 3 of Part I of the Company's 2013 Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 16 to the Company's Consolidated Financial Statements included in the Company's 2013 Form 10-K appropriately represent, in all material respects, the current status of the Company's regulatory matters.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff.  The revised tariff will authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated

Marketplace. On February 28, 2014, FERC issued a letter order accepting OG&E’s market-based rate filing and tariff effective March 1, 2014. FERC found that OG&E passed the market power screens and satisfied requirements related to horizontal market power and vertical market power.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with FERC on February 24, 2014. On April 17, 2014, OG&E received a FERC order accepting the settlement agreement and terminating the Arkansas Electric Cooperative Corporation complaint docket. OG&E believes the reduction in revenue will be approximately $1.0 million per year for the term of the agreement, which ends June 30, 2015.

Pending Regulatory Matters

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 9, 2013. On April 24, 2014, the OCC administrative law judge at the hearing, on the merits, recommended that the OCC find for the calendar year 2012 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

Energy Efficiency Program Filing

On February 14, 2014, OG&E filed an application with the APSC requesting approval of interim modifications to approved Energy Efficiency Programs, new tariff revisions and the waiver of certain provisions of the Commission’s Rules for Conservation and Energy Efficiency Programs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. For a discussion of change in business segments, see Note 12 of Notes to Condensed Consolidated Financial Statements. For periods prior to May 1, 2013, the Company consolidated Enogex Holdings in its Condensed Consolidated Financial Statements.

Effective May 1, 2013, OGE Energy, the ArcLight group and CenterPoint Energy, Inc., formed Enable Midstream Partners, L.P. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting. At March 31, 2014, OGE Energy, through its wholly owned subsidiary OGE Holdings, held 28.5 percent of the limited partner interests in Enable. OGE Energy also owns a 60 percent interest in any incentive distribution rights in Enable. Incentive distribution rights entitle the holder to increasing percentages, up to a maximum of 50 percent, of the cash distributed by Enable in excess of the target quarterly distributions established in connection with Enable’s initial public offering as described below. On April 16, 2014, Enable completed an initial public offering of 28,750,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.9 percent of the limited partner interests and raised approximately $466 million in net proceeds for Enable. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent.

In connection with Enable’s initial public offering, approximately 61.4 percent of OGE Holdings and CenterPoint’s common units were converted into subordinated units. As a result, following the initial public offering, OGE Holdings owned 42,832,291 common units and 68,150,514 subordinated units of Enable.

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from April 16, 2014, the completion of its initial public offering, through June 30, 2014 based on the actual length of the period. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. As indicated above, OGE Holdings is entitled to 60 percent of those “incentive distributions.”

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

OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units may produce output that differs from OG&E's customer load requirements. Net fuel and purchased power costs will be recovered through fuel adjustment clauses.

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

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company completed a 2-for-1 stock split of the Company's common stock effective July 1, 2013. All share and per share amounts within this Form 10-Q reflect the effects of the stock split.

Overview

Company Strategy

The Company's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure, through its equity interest in Enable, and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business, through its equity interest in Enable, while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses. Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate of five to seven percent on a weather-normalized basis, maintaining a strong credit rating as well as increasing the dividend to meet the Company's dividend payout objectives.  The Company's target payout ratio is to pay out dividends of approximately 60 percent of its normalized earnings on an annual basis.  The target payout ratio has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities.  The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

Summary of Operating Results
Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

Net income attributable to OGE Energy was $49.3 million, or $0.25 per diluted share, during the three months ended March 31, 2014 as compared to $23.1 million, or $0.12 per diluted share, during the same period in 2013. The increase in net income attributable to OGE Energy of $26.2 million, or $0.13 per diluted share, during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to:

•
an increase in net income at OG&E of $7.7 million, or 59.2 percent, or $0.03 per diluted share of the Company's common stock, primarily due to an increase in gross margin as a result of higher transmission revenue along with higher sales due to colder weather, which was partially offset by higher expenses related to ongoing maintenance at the power plants;

•	an increase in net income attributable to OGE Holdings of $17.1 million, or $0.09 per diluted share of the Company's common stock, due to the accretive effect to OGE Holdings of Enable; and

•
a decrease in net losses attributable to OGE Energy of $1.4 million, or $0.01 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable during 2013 and a decrease in deferred compensation expense.

2014 Outlook

The Company's 2014 consolidated earnings guidance remained unchanged between approximately $388 million and $411 million of net income, or $1.94 to $2.06 per average diluted share and assumes approximately 200 million average share outstanding. This guidance assumes normal weather for the remainder of the year and includes the impact from the Company's equity interest in Enable. See the Company's 2013 Form 10-K for other key factors and assumptions underlying its 2014 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three months ended March 31, 2014 as compared to the same period in 2013 and the Company's consolidated financial position at March 31, 2014. Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions except per share data)	2014	2013
Operating income	$61.8	$75.4
Net income attributable to OGE Energy	$49.3	$23.1
Basic average common shares outstanding	198.8	197.8
Diluted average common shares outstanding	199.5	198.8
Basic earnings per average common share attributable to OGE Energy common shareholders	$0.25	$0.12
Diluted earnings per average common share attributable to OGE Energy common shareholders	$0.25	$0.12
Dividends declared per common share	$0.22500	$0.20875

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income and equity in earnings of unconsolidated affiliates as reported in its Condensed Consolidated Statements of Income, as these measures indicate the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2014	2013
Operating income (loss)
OG&E (Electric Utility)	$61.8	$52.9
OGE Holdings (Natural Gas Midstream Operations) (A)	—	24.3
Other Operations (B)	—	(1.8)
Consolidated operating income	$61.8	$75.4
Equity in earnings of unconsolidated affiliates
OGE Holdings (Natural Gas Midstream Operations) (A)	$47.9	$—

(A)
Prior to May 1, 2013, the Company reported the results of Enogex Holdings in two separate segments: the natural gas transportation and storage segment, and the natural gas gathering and processing segment. After the deconsolidation, these segments were combined into the natural gas midstream operations segment. The presentation of results for the three months ended March 31, 2013 have been revised to reflect this change.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Operating revenues	$560.4	$455.5
Cost of sales	293.4	213.0
Other operation and maintenance	117.1	105.1
Depreciation and amortization	64.3	61.3
Taxes other than income	23.8	23.2
Operating income	61.8	52.9
Allowance for equity funds used during construction	1.1	1.2
Other income (loss)	(0.3)	2.7
Other expense	0.4	0.5
Interest expense	33.9	31.4
Income tax expense	7.6	11.9
Net income	$20.7	$13.0
Operating revenues by classification
Residential	$220.5	$183.4
Commercial	123.7	105.6
Industrial	50.8	46.1
Oilfield	44.3	36.8
Public authorities and street light	47.9	41.6
Sales for resale	16.6	14.5
System sales revenues	503.8	428.0
Off-system sales revenues	19.0	2.1
Other	37.6	25.4
Total operating revenues	$560.4	$455.5
Reconciliation of gross margin to revenue:
Operating revenues	$560.4	$455.5
Cost of sales	293.4	213.0
Gross Margin	$267.0	$242.5
Megawatt-hour sales by classification (In millions)
Residential	2.5	2.2
Commercial	1.6	1.5
Industrial	0.9	0.9
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.8	6.4
Off-system sales	0.4	0.1
Total sales	7.2	6.5
Number of customers	809,602	801,194
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	5.518	3.409
Coal	2.146	2.286
Total fuel	3.490	2.827
Total fuel and purchased power	3.792	3.037
Degree days (A)
Heating - Actual	2,065	1,800
Heating - Normal	1,798	1,798
Cooling - Actual	9	4
Cooling - Normal	13	13

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

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
OG&E's operating income increased $8.9 million, or 16.8 percent, during the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization.
Gross Margin
Gross Margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Operating revenues were $560.4 million during the three months ended March 31, 2014 as compared to $455.5 million during the same period in 2013, an increase of $104.9 million, or 23.0 percent. Cost of sales were $293.4 million during the three months ended March 31, 2014 as compared to $213.0 million during the same period in 2013, an increase of $80.4 million, or 37.7 percent. Gross margin was $267.0 million during the three months ended March 31, 2014 as compared to $242.5 million during the same period in 2013, an increase of $24.5 million, or 10.1 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$11.7
Quantity variance (primarily weather)	10.0
New customer growth	2.2
Non-residential demand and related revenues	1.1
Other	0.5
Price variance (B)	(1.0)
Change in gross margin	$24.5

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $195.1 million during the three months ended March 31, 2014 as compared to $146.4 million during the same period in 2013, an increase of $48.7 million, or 33.3 percent, primarily due to higher natural gas prices. Purchased power costs were $89.8 million during the three months ended March 31, 2014 as compared to $60.1 million during the same period in 2013, an increase of $29.7 million, or 49.4 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $8.5 million during the three months ended March 31, 2014 as compared to $6.5 million during the same period in 2013, an increase of $2.0 million, or 30.8 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $117.1 million during the three months ended March 31, 2014 as compared to $105.1 million during the same period in 2013, an increase of $12.0 million, or 11.4 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$7.4
Corporate overhead and allocations	2.5
Contract professional services (primarily marketing services)	1.6
Capitalized labor	1.6
Other	0.8
Vegetation management	(1.9)
Change in other operation and maintenance expense	$12.0

(A)	Increased as a result of routine maintenance typically performed in the first quarter that was delayed until the fourth quarter of 2013.

Depreciation and amortization expense was $64.3 million during the three months ended March 31, 2014 as compared to $61.3 million during the same period in 2013, an increase of $3.0 million, or 4.9 percent, primarily due to additional assets being placed in service throughout 2013. This was partially offset by a decrease in the amortization of the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Other Income. Other income was a net loss of $0.3 million during the three months ended March 31, 2014 as compared to a net gain of $2.7 million during the same period in 2013, a decrease of $3.0 million, primarily due to a decreased margin of $2.7 million recognized in the guaranteed flat bill program during 2014 as a result of higher usage due to cooler weather.

Interest Expense. Interest expense was $33.9 million during the three months ended March 31, 2014 as compared to $31.4 million during the same period in 2013, an increase of $2.5 million, or 8.0 percent, primarily due to a $2.6 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014.

Income Tax Expense. Income tax expense was $7.6 million during the three months ended March 31, 2014 as compared to $11.9 million during the same period in 2013, a decrease of $4.3 million or 36.1 percent, primarily due to a reduced tax expense provided for an uncertain tax position partially offset by an increase in tax from higher pre-tax income during the three months ended March 31, 2014 as compared to the same period in 2013.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Operating revenues	$—	$464.3
Cost of sales	—	359.2
Other operation and maintenance	—	45.2
Depreciation and amortization	—	27.6
Taxes other than income	—	8.0
Operating income	—	24.3
Equity in earnings of unconsolidated affiliates	47.9	—
Other income	—	10.2
Other expense	—	1.2
Interest expense	—	8.1
Income tax expense	18.5	7.7
Net income	29.4	17.5
Less: Net income attributable to noncontrolling interests	—	5.2
Net income attributable to OGE Holdings	$29.4	$12.3

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable which is being accounted for using the equity method of accounting. Prior to May 1, 2013, the Company reported the results of Enogex Holdings in two separate segments: the natural gas transportation and storage segment, and the natural gas gathering and processing segment. After the deconsolidation, these segments were combined into the natural gas midstream operations segment. The presentation of results for the three months ended March 31, 2013 have been revised to reflect this change.

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

	Enable Midstream Partners (Equity Method - Three Months Ended March 31, 2014)	Natural Gas Midstream Operations (Consolidated - Three Months Ended March 31, 2013)
(In millions)
Operating revenues	$—	$464.3
Cost of sales	—	359.2
Operating expenses	—	80.8
Operating income	—	24.3
Equity in earnings of unconsolidated affiliates	47.9	—
Income tax expense	18.5	7.7
Net income	29.4	12.3

The increase in results for the three months ended March 31, 2014 reflect the accretive effect of the Enable transaction, as well as increases in Enable's transportation and storage business primarily driven by higher natural gas prices and higher natural gas liquids sales.

Income Tax Expense. Income tax expense was $18.5 million during the three months ended March 31, 2014 as compared to $7.7 million during the same period in 2013, an increase of $10.8 million primarily due to higher pre-tax income during the three months ended March 31, 2014 as compared to the same period in 2013.

Enable Midstream Partners Results of Operations during the Three Months Ended March 31, 2014

Three Months Ended
March 31, 2014
(In millions)
Operating revenues	$1,001.6
Cost of sales	632.6
Operating income	161.9
Net income attributable to Enable	149.2

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

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

Three Months Ended
March 31, 2014
(In millions)
OGE's 28.5% share of Enable Net Income	$42.5
Amortization of basis difference	3.6
Elimination of Enogex Holdings fair value and other adjustments	1.8
OGE's Equity in earnings of unconsolidated affiliates	$47.9

Enable Midstream Partners Operating Data during the Three Months Ended March 31, 2014

Three Months Ended
March 31, 2014

Gathered volumes - TBtu/d (A)	3.31
Transportation volumes - TBtu/d	5.55
Natural gas processed - TBtu/d	1.44
NGLs sold - million gallons/d	66.16

(A)	Excludes volumes billed under throughput agreements.

Off-Balance Sheet Arrangement

There have been no significant changes in the Company's off-balance sheet arrangement from that discussed in the Company's 2013 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $253.9 million and $250.5 million at March 31, 2014 and December 31, 2013, respectively, an increase of $3.4 million, or 1.4 percent, primarily due to increases in billings to partners of jointly-owned power plants and transmission revenue partially offset by a decrease in billings to OG&E's retail customers reflecting milder weather in March 2014 as compared to December 2013.

The balance of Accounts Payable was $209.6 million and $251.0 million at March 31, 2014 and December 31, 2013, respectively, a decrease of $41.4 million, or 16.5 percent, primarily due to a decrease in accruals.

Cash Flows

	Three Months Ended
	March 31,		2014 vs. 2013
(In millions)	2014	2013	$ Change	% Change
Net cash provided from operating activities	$23.2	$59.2	$(36.0)	(60.8)%
Net cash used in investing activities	(171.4)	(289.5)	118.1	40.8%
Net cash provided from financing activities	143.8	235.6	(91.8)	39.0%

Operating Activities

The decrease of $36.0 million, or 60.8 percent, in net cash provided from operating activities during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to:

•	increased vendor payments, including payments for ongoing maintenance at the power plants; and

•	the deconsolidation of Enogex Holdings on May 1, 2013.

Investing Activities

The decrease of $118.1 million, or 40.8 percent, in net cash used in investing activities during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to lower levels of capital expenditures due to the deconsolidation of Enogex Holdings and a decreased level of transmission projects at OG&E.

Financing Activities

The decrease of $91.8 million, or 39.0 percent, in net cash provided from financing activities during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to a decrease in short-term debt and the deconsolidation of Enogex Holdings partially offset by proceeds received from OG&E's issuance of long-term debt in March 2014.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2014 through 2018 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's business) plus capital expenditures for known and committed projects. The Company believes that Enable has, or will have access to, adequate liquidity and, therefore, no contributions are expected to be necessary to fund the capital expenditures of Enable from the general partners. Accordingly, capital expenditures for Enable are not included in the table below.

(In millions)	2014	2015	2016	2017	2018
OG&E Base Transmission	$30	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	140	75	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	360	295	295	295	295
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	55	20	20	20	20
Balanced Portfolio 3E Projects (B)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	10	25	30	25	10
Total Transmission Projects	155	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners	25	25	20	10	—
Environmental - activated carbon injection	5	10	5	—	—
Total Other Projects	55	45	35	10	—
Total OG&E Known and Committed Projects	210	90	85	55	30
Total OG&E (D)	570	385	380	350	325
OGE Energy	15	10	10	10	10
Total capital expenditures	$585	$395	$390	$360	$335
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

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

•
Installation of control equipment (other than activated carbon injection) for compliance with MATS by a deadline of April 16, 2016, which includes a one-year extension granted by the Oklahoma Department of Environmental Quality. As noted above, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At March 31, 2014, the Company has revolving credit facilities totaling in the aggregate 1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $377.8 million and $439.6 million at March 31, 2014 and December 31, 2013, respectively. The weighted-average interest rate on short-term debt at March 31, 2014 was 0.28 percent.  The average balance of short-term debt during the three months ended March 31, 2014 was $507.6 million at a weighted-average interest rate of 0.29 percent. The maximum month-end balance of short-term debt during the three months ended March 31, 2014 was $570.7 million. At March 31, 2014, there was $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent. At March 31, 2014, the Company had $770.2 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At March 31, 2014, the Company had $2.4 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

Quarterly Distributions by Enable Midstream Partners

Pursuant to the Enable Midstream Partners Agreement, during the first quarter Enable Midstream Partners made distributions of approximately $32.5 million to the Company.
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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), and income taxes. For the electric utility segment, significant judgment is also exercised in contingency reserves, asset retirement obligations, the allowance for uncollectible accounts and the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2013 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 13 and 14 of Notes to Condensed Consolidated Financial Statements, under "Environmental Laws and Regulations" below and in Item 1 of Part II of this Form 10-Q, in Notes 15 and 16 of Notes to Consolidated Financial Statements and in Item 3 of Part I of the Company's 2013 Form 10-K, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2013 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

Cross-State Air Pollution Rule

As previously reported, on July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the U.S. Court of Appeals. It is anticipated that further proceedings will occur in the U.S. Court of Appeals and at EPA to establish new compliance deadlines. The Company's appeal of the supplemental rule, which applies to Oklahoma remains pending in the U.S. Court of Appeals and was not directly affected by the U.S. Supreme Court decision.

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

On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

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

In January 2014, the EPA published reproposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, and consistent with a 2010 settlement agreement, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA by June 30, 2016.

The Company is continuing to review and evaluate available options for reducing, avoiding, offsetting or sequestering its greenhouse gas emissions.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which the Company conducts operations, or if additional species in those areas become subject to protection, the Company’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or the Company could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. The decision applies to a 5-state area including parts of Oklahoma where OG&E has undertaken the development of certain large transmission projects. On March 10, 2014, the Company enrolled in the Western Association of Fish and Wildlife Agencies’ Range-Wide Conservation Plan for the lesser prairie chicken. This Range-Wide Conservation Plan consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The Range-Wide Conservation Plan has been approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27th to list the lesser prairie chicken as a threatened species. More than 32 companies have enrolled in the Range-Wide Conservation Plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Company from those discussed in the Company's 2013 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of the Company's 2013 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in the Company's risk factors from those discussed in the Company's 2013 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
1/1/14 - 1/31/14	—		$—	N/A	N/A
2/1/14 - 2/28/14	1,411	(A)	$35.13	N/A	N/A
3/1/14 - 3/31/14	—		$—	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

Item 6.  Exhibits.

Exhibit No.	Description
4.01
Supplemental Indenture No. 14 dated as of March 15, 2014 between OG&E and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).

10.01
Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC as amended as of April 16, 2014. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed April 22, 2014 (File No. 1-12579) and incorporated by reference herein).

10.02
Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated April 16, 2014 (Filed as Exhibit 3.1 of Form 8-K Report of Enable Midstream Partners, LP (File No. 001-36413) and incorporated by reference herein).

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

May 1, 2014