Form 10-Q
period 2014-06-30
OGE ENERGY CORP.
filed 2014-08-07
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

At June 30, 2014, there were 199,228,945 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
APSC	Arkansas Public Service Commission
ArcLight	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
Company	OGE Energy, collectively with its subsidiaries
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 28.5 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2014	2013	2014	2013
OPERATING REVENUES
Electric Utility	$611.8	$573.9	$1,172.2	$1,027.6
Natural Gas Midstream Operations (Note 1)	—	160.3	—	608.0
Total operating revenues	611.8	734.2	1,172.2	1,635.6
COST OF SALES
Electric Utility	270.9	243.6	564.3	444.8
Natural Gas Midstream Operations (Note 1)	—	127.0	—	478.8
Total cost of sales	270.9	370.6	564.3	923.6
OPERATING EXPENSES
Other operation and maintenance	111.4	122.0	223.8	270.0
Depreciation and amortization	68.3	74.4	135.5	166.3
Taxes other than income	19.4	23.3	45.0	56.4
Total operating expenses	199.1	219.7	404.3	492.7
OPERATING INCOME	141.8	143.9	203.6	219.3
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	39.3	18.5	87.2	18.5
Allowance for equity funds used during construction	0.8	1.5	1.9	2.7
Other income	3.1	4.5	4.5	19.2
Other expense	(2.1)	(4.2)	(5.4)	(10.7)
Net other income	41.1	20.3	88.2	29.7
INTEREST EXPENSE
Interest on long-term debt	37.8	36.0	72.9	75.7
Allowance for borrowed funds used during construction	(0.5)	(0.7)	(1.1)	(1.4)
Interest on short-term debt and other interest charges	2.1	2.0	3.5	4.2
Interest expense	39.4	37.3	75.3	78.5
INCOME BEFORE TAXES	143.5	126.9	216.5	170.5
INCOME TAX EXPENSE	42.7	33.9	66.4	49.5
NET INCOME	100.8	93.0	150.1	121.0
Less: Net income attributable to noncontrolling interests	—	1.3	—	6.2
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$100.8	$91.7	$150.1	$114.8
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.2	198.3	199.0	198.0
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.0	199.4	199.8	199.1
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.51	$0.46	$0.75	$0.58
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.50	$0.46	$0.75	$0.58
DIVIDENDS DECLARED PER COMMON SHARE	$0.22500	$0.20875	$0.45000	$0.41750

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net income	$100.8	$93.0	$150.1	$121.0
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.8, $0.6 and $1.2, respectively	0.5	1.0	0.9	1.9
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.2, $0.3, $0.3 and $0.6, respectively	0.3	0.5	0.5	1.0
Amortization of prior service cost, net of tax of ($0.3), ($0.2), ($0.6) and ($0.5), respectively	(0.5)	(0.4)	(0.9)	(0.9)
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of $0, $0, $0 and ($0.1), respectively	—	—	—	(0.1)
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0 $0.1 and $0.1, respectively	—	—	0.1	0.1
Other comprehensive income, net of tax	0.3	1.1	0.6	2.0
Comprehensive income	101.1	94.1	150.7	123.0
Less: Comprehensive income attributable to noncontrolling interests	—	1.3	—	6.3
Less: Deconsolidation of Enogex Holdings	—	6.1	—	6.1
Total comprehensive income attributable to OGE Energy	$101.1	$86.7	$150.7	$110.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150.1	$121.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	135.5	167.6
Deferred income taxes and investment tax credits, net	60.3	50.7
Equity in earnings of unconsolidated affiliates	(87.2)	(18.5)
Distributions from unconsolidated affiliates	76.5	—
Allowance for equity funds used during construction	(1.9)	(2.7)
Gain on disposition and abandonment of assets	(0.2)	(8.7)
Stock-based compensation	(7.0)	(6.6)
Regulatory assets	(0.5)	3.7
Regulatory liabilities	(5.4)	(9.8)
Other assets	(27.6)	(0.6)
Other liabilities	19.5	(24.2)
Change in certain current assets and liabilities
Accounts receivable, net	(8.0)	(41.4)
Accounts receivable - unconsolidated affiliates	5.0	—
Accrued unbilled revenues	(23.6)	(25.8)
Income taxes receivable	2.5	(3.5)
Fuel, materials and supplies inventories	22.0	(20.0)
Fuel clause under recoveries	(55.9)	(1.7)
Other current assets	(1.0)	(7.4)
Accounts payable	(61.0)	(3.9)
Accounts payable - unconsolidated affiliates	—	10.5
Fuel clause over recoveries	(0.4)	(87.4)
Other current liabilities	(9.9)	(11.4)
Net Cash Provided from Operating Activities	181.8	79.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(297.6)	(565.0)
Investment in unconsolidated affiliates	—	(2.7)
Proceeds from sale of assets	0.6	35.9
Net Cash Used in Investing Activities	(297.0)	(531.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.5	247.5
Issuance of common stock	6.7	6.8
Changes in advances with unconsolidated affiliates	—	126.2
Contributions from noncontrolling interest partners	—	107.0
Distributions to noncontrolling interest partners	—	(2.5)
Payment of long-term debt	(0.1)	(0.1)
(Decrease) increase in short-term debt	(53.0)	47.8
Dividends paid on common stock	(89.5)	(82.6)
Net Cash Provided from Financing Activities	110.6	450.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4.6)	(1.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6.8	1.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2.2	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2.2	$6.8
Accounts receivable, less reserve of $0.9 and $1.9, respectively	187.4	179.4
Accounts receivable - unconsolidated affiliates	7.4	12.4
Accrued unbilled revenues	82.3	58.7
Income taxes receivable	3.1	5.6
Fuel inventories	58.0	74.4
Materials and supplies, at average cost	77.8	80.7
Deferred income taxes	160.8	215.8
Fuel clause under recoveries	82.1	26.2
Other	35.6	34.6
Total current assets	696.7	694.6
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,309.6	1,298.8
Other	65.4	61.0
Total other property and investments	1,375.0	1,359.8
PROPERTY, PLANT AND EQUIPMENT
In service	9,644.3	9,183.1
Construction work in progress	222.3	468.5
Total property, plant and equipment	9,866.6	9,651.6
Less accumulated depreciation	3,046.3	2,978.8
Net property, plant and equipment	6,820.3	6,672.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	376.5	379.1
Other	55.8	28.4
Total deferred charges and other assets	432.3	407.5
TOTAL ASSETS	$9,324.3	$9,134.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$386.6	$439.6
Accounts payable	174.3	251.0
Dividends payable	44.8	44.7
Customer deposits	71.8	70.9
Accrued taxes	38.1	39.9
Accrued interest	46.5	43.4
Accrued compensation	38.9	56.9
Long-term debt due within one year	240.0	100.0
Fuel clause over recoveries	—	0.4
Other	52.9	47.0
Total current liabilities	1,093.9	1,093.8
LONG-TERM DEBT	2,409.5	2,300.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	244.0	241.5
Deferred income taxes	2,130.1	2,125.3
Deferred investment tax credits	1.4	1.9
Regulatory liabilities	239.7	234.2
Other	105.9	100.8
Total deferred credits and other liabilities	2,721.1	2,703.7
Total liabilities	6,224.5	6,097.6
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,075.3	1,073.6
Retained earnings	2,052.1	1,991.7
Accumulated other comprehensive loss, net of tax	(27.6)	(28.2)
Total stockholders' equity	3,099.8	3,037.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,324.3	$9,134.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$—	$—	$3,037.1
Net income	—	—	150.1	—	—	—	150.1
Other comprehensive income, net of tax	—	—	—	0.6	—	—	0.6
Dividends declared on common stock	—	—	(89.7)	—	—	—	(89.7)
Issuance of common stock	—	6.7	—	—	—	—	6.7
Stock-based compensation and other	—	(5.0)	—	—	—	—	(5.0)
Balance at June 30, 2014	$2.0	$1,073.3	$2,052.1	$(27.6)	$—	$—	$3,099.8

Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	114.8	—	6.2	—	121.0
Other comprehensive income, net of tax	—	—	—	1.9	0.1	—	2.0
Dividends declared on common stock	—	—	(82.8)	—	—	—	(82.8)
Issuance of common stock	—	6.9	—	—	—	—	6.9
Stock-based compensation and other	—	(8.4)	—	—	(0.8)	3.5	(5.7)
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at June 30, 2013	$2.0	$1,057.7	$1,804.9	$(53.3)	$—	$—	$2,811.3

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

The natural gas midstream operations segment currently represents the Company's investment in Enable, through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable is continuing to construct additional crude oil gathering capacity in this area. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings. All significant intercompany transactions have been eliminated in consolidation.

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

On April 16, 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. In connection with Enable’s initial public offering, approximately 61.4 percent of OGE Holdings and CenterPoint’s common units were converted into subordinated units. As a result, following the initial public offering, OGE Holdings owned 42,832,291 common units and 68,150,514 subordinated units of Enable. Holders of subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. The subordinated units will convert into common units when Enable has paid at least the minimum quarterly distribution for three years or paid at least 150 percent of the minimum quarterly distribution for one year.

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

At June 30, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013 and the results of its cash flows for the six months ended June 30, 2014 and 2013, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	June 30, 2014	December 31, 2013
Regulatory Assets
Current
Fuel clause under recoveries	$82.1	$26.2
Oklahoma demand program rider under recovery (A)	12.8	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	11.2	7.3
Total Current Regulatory Assets	$106.1	$48.8
Non-Current
Benefit obligations regulatory asset	$222.1	$227.4
Income taxes recoverable from customers, net	56.2	56.5
Smart Grid	44.1	44.2
Deferred storm expenses	20.7	21.6
Unamortized loss on reacquired debt	15.7	11.8
Pension tracker	—	1.4
Other	17.7	16.2
Total Non-Current Regulatory Assets	$376.5	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$13.7	$16.7
Fuel clause over recoveries	—	0.4
Other (B)	6.3	3.1
Total Current Regulatory Liabilities	$20.0	$20.2
Non-Current
Accrued removal obligations, net	$232.0	$227.7
Deferred pension credits	0.9	6.5
Pension tracker	6.8	—
Total Non-Current Regulatory Liabilities	$239.7	$234.2

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at June 30, 2014. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,
(In millions)	2014	2013
Balance at January 1	$55.2	$54.0
Liabilities settled	—	(0.4)
Accretion expense	1.3	1.1
Balance at June 30	$56.5	$54.7

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during the six months ended June 30, 2014. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Net loss	Prior service cost	Net loss	Prior service cost	Deferred interest rate swap hedging losses	Total
Balance at December 31, 2013	$(27.4)	$0.1	$(5.8)	$5.1	$(0.2)	$(28.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	—	0.5	(0.9)	0.1	0.6
Net current period other comprehensive income (loss)	0.9	—	0.5	(0.9)	0.1	0.6
Balance at June 30, 2014	$(26.5)	$0.1	$(5.3)	$4.2	$(0.1)	$(27.6)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the three and six months ended June 30, 2014.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Losses on cash flow hedges
Interest rate swap	$—	$(0.2)	Interest expense
	—	(0.2)	Total before tax
	—	(0.1)	Tax benefit
	$—	$(0.1)	Net of tax

Amortization of defined benefit pension items
Actuarial losses	$(0.8)	$(1.5)	(A)
	(0.8)	(1.5)	Total before tax
	(0.3)	(0.6)	Tax benefit
	$(0.5)	$(0.9)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(0.5)	$(0.8)	(A)
Prior service credit	0.8	1.5	(A)
	0.3	0.7	Total before tax
	0.1	0.3	Tax expense
	$0.2	$0.4	Net of tax

Total reclassifications for the period	$(0.3)	$(0.6)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

2.	Accounting Pronouncement
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC Topic 606). The new standard provides guidance for all revenue arising from contracts with customers and provides a model for the measurement and recognition of gains and losses arising from the sale of certain nonfinancial assets such as property and equipment, including real estate. The core principle of the revenue model is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The principles of the standard will be applied in five steps:

1. Identify the contract(s) with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to the performance obligations in the contract
5. Recognize revenue when (or as) the entity satisfies a performance obligation
The new guidance is effective for fiscal years beginning after December 15, 2016 and must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption will have on its consolidated financial statements.

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
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in Enable in an initial public offering. On April 16, 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.0 percent of the limited partner interests and raised approximately $464 million in net proceeds for Enable. In connection with the offering, underwriters exercised their option to purchase 3,750,000 additional common units which were fulfilled with units held by ArcLight. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent. On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At June 30, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following the initial public offering. See Note 1 for more information regarding incentive distributions.

Distributions received from Enable were $44.0 million and $76.5 million during the three and six months ended June 30, 2014.

Related Party Transactions

Prior to May 1, 2013, operating costs charged and related party transactions between the Company and Enogex Holdings were eliminated in consolidation. OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013. Operating costs charged and related party transactions between the Company and its affiliate, Enable, since its formation on May 1, 2013 are discussed below.

On May 1, 2013, OGE Energy and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby OGE Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days notice if approved by the board of Enable's general partner. Under these agreements, OGE Energy charged operating costs to Enable of $3.8 million and $4.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $9.8 million and $4.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses. Effective April 1, 2014, Enable’s general partner, OGE Energy and CenterPoint agreed to reduce certain governance related costs billed to Enable for transition services.

Additionally, OGE Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014, unless revised by mutual agreement with CenterPoint, OGE and Enable prior to that date. OGE Energy did not transfer any employees to Enable at formation of the partnership or at any time during the period from May 1, 2013 to June 30, 2014. OGE Energy billed Enable for reimbursement of $22.2 million and $16.8 million during the three months ended June 30, 2014 and June 30, 2013, respectively, and $53.0 million and $16.8 million during the six months ended June 30, 2014 and June 30, 2013, respectively, under the Transitional Seconding Agreement for employment costs incurred on or after May 1, 2013.

OGE Energy had accounts receivable from Enable of $7.4 million and $12.4 million as of June 30, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from OGE Energy. As of June 30, 2014, OGE Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from OGE Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the transition agreements, Enable has agreed to reimburse OGE Energy for severance and termination costs related to the termination of OGE Energy's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

Related Party Transactions with Enable

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2014	2013	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$3.3	$1.3	$6.0	$1.3
Cost of Sales:
Natural gas transportation services	$8.7	$5.8	$17.4	$5.8
Natural gas storage services	1.1	2.3	4.4	2.3
Natural gas purchases/(sales) (A)	(1.4)	2.5	3.5	2.5

(A)
OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which also eliminated the natural gas storage services. In accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries.

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at June 30, 2014 and for the three and six months ended June 30, 2014 and June 30, 2013.

Balance Sheet	June 30, 2014
(In millions)
Current assets	$923.0
Non-current assets	10,814.5
Current liabilities	583.4
Non-current liabilities	2,343.1

	Three Months Ended		Six Months Ended
Income Statement	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions)
Operating revenues	$826.7	$502.0	$1,828.3	$502.0
Cost of sales	478.2	294.6	1,110.8	294.6
Operating income	138.6	75.0	300.5	75.0
Net income attributable to Enable	120.2	65.1	269.4	65.1

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

OGE Energy recorded equity in earnings of unconsolidated affiliates of $39.3 million and $87.2 million for the three and six months ended June 30, 2014, respectively. Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May, 2013, and subsequent issuances of equity by Enable, including the IPO in April, 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95% interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments as described above.

	Three Months Ended		Six Months Ended
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(In millions)
OGE's share of Enable Net Income	$32.2	$18.5	$74.7	$18.5
Amortization of basis difference	3.4	—	7.0	—
Elimination of Enogex Holdings fair value and other adjustments	3.7	—	5.5	—
OGE's Equity in earnings of unconsolidated affiliates	$39.3	$18.5	$87.2	$18.5

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at June 30, 2014.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,403.8	$2,767.1	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.3	9.4	10.3	9.1
OGE Energy Senior Notes	100.0	101.3	99.9	103.1

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2014 and 2013 related to the Company's performance units and restricted stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Performance units
Total shareholder return	$1.9	$1.9	$3.9	$3.9
Earnings per share	0.4	0.7	2.1	1.3
Total performance units	2.3	2.6	6.0	5.2
Restricted stock	—	0.1	0.1	0.2
Total compensation expense	2.3	2.7	6.1	5.4
Less: Amount paid by unconsolidated affiliates	0.7	0.6	1.9	0.6
Net compensation expense	$1.6	$2.1	$4.2	$4.8
Income tax benefit	$0.6	$1.0	$1.6	$2.1

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units. Pursuant to the Company's stock incentive plans related to restricted stock grants and payouts of earned performance units, there were 548 shares forfeited during the three months ended June 30, 2014 and 494,637 shares of new common stock issued, net of forfeitures during the six months ended June 30, 2014. During the three and six months ended June 30, 2014, there were 914 shares and 2,325 shares of restricted stock, respectively, returned to the Company to satisfy tax liabilities.

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

As previously reported in the Company's 2013 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $1.4 million ($0.9 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 91,486 shares and 189,962 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2014 and received proceeds of $3.3 million and $6.7 million, respectively.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At June 30, 2014, there were 3,655,541 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2014	2013	2014	2013
Net Income Attributable to OGE Energy	$100.8	$91.7	$150.1	$114.8
Average Common Shares Outstanding
Basic average common shares outstanding	199.2	198.3	199.0	198.0
Effect of dilutive securities:
Contingently issuable shares (performance units)	0.8	1.1	0.8	1.1
Diluted average common shares outstanding	200.0	199.4	199.8	199.1
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.51	$0.46	$0.75	$0.58
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.50	$0.46	$0.75	$0.58
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.	Long-Term Debt

At June 30, 2014, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.15%	-	0.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.08%	-	0.18%	Muskogee Industrial Authority, January 1, 2025	32.4
0.08%	-	0.11%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55 percent senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

OG&E Senior Notes Due 2034

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million will be deferred and amortized through March 2044 to match the expected regulatory treatment.

9.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $386.6 million and $439.6 million at June 30, 2014 and December 31, 2013, respectively. The following table provides information regarding the Company's revolving credit agreements at June 30, 2014.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$386.6	0.28%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	2.0	0.47%	(D)	December 13, 2018	(E)
Total	$1,150.0	$388.6	0.29%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2014.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150 million ($750 million for the Company and $400 million for OG&E). Each of the facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. Effective July 29, 2013, the Company and OG&E utilized one of those extensions to extend the maturity of their respective credit facility from December 13, 2016 to December 13, 2017. Effective June 24, 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. Commitments of a single existing lender with respect to approximately $65.2 million and $34.8 million of the Company’s and OG&E’s credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

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

10.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$3.3	$4.5	$7.6	$9.5	$0.2	$0.3	$0.5	$0.6
Interest cost	7.1	6.8	14.1	13.4	0.1	0.2	0.3	0.3
Expected return on plan assets	(10.2)	(11.9)	(22.7)	(24.2)	—	—	—	—
Amortization of net loss	3.6	7.0	7.1	13.2	0.1	0.1	0.1	0.2
Amortization of unrecognized prior service cost (A)	0.5	0.4	0.9	0.9	0.1	—	0.1	0.1
Total net periodic benefit cost	4.3	6.8	7.0	12.8	0.5	0.6	1.0	1.2
Less: Amount paid by unconsolidated affiliates	0.9	1.0	1.7	1.0	0.1	—	0.1	—
Net periodic benefit cost (net of unconsolidated affiliates)	$3.4	$5.8	$5.3	$11.8	$0.4	$0.6	$0.9	$1.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.8 million and $6.4 million of net periodic benefit cost recognized during the three months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the three months ended June 30, 2014 and 2013 of $2.3 million and $1.2 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $6.2 million and $13.0 million of net periodic benefit cost recognized during the six months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the six months ended June 30, 2014 and 2013 of $5.6 million and $3.1 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$0.7	$1.0	$1.6	$2.2
Interest cost	2.9	2.6	5.7	5.2
Expected return on plan assets	(0.6)	(0.7)	(1.2)	(1.3)
Amortization of net loss	3.1	5.4	6.2	10.7
Amortization of unrecognized prior service cost (A)	(4.2)	(4.2)	(8.3)	(8.3)
Total net periodic benefit cost	1.9	4.1	4.0	8.5
Less: Amount paid by unconsolidated affiliates	0.4	0.4	0.7	0.4
Net periodic benefit cost (net of unconsolidated affiliates)	$1.5	$3.7	$3.3	$8.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.5 million and $3.7 million of net periodic benefit cost recognized during the three months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2014 and 2013 of $1.4 million and $0.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $3.3 million and $8.1 million of net periodic benefit cost recognized during the six months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2014 and 2013 of $2.6 million and $0.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Capitalized portion of net periodic pension cost	$1.1	$1.6	1.7	3.2
Capitalized portion of net periodic postretirement benefit cost	0.5	0.9	1.0	2.2

11.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) natural gas midstream operations segment.

As discussed in Note 3, in connection with the formation of Enable, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings and began accounting for its interest in Enable using the equity method of accounting. Accordingly, for periods through April 30, 2013, amounts reported for the natural gas midstream operations segment reflect the operating results of Enogex Holdings. Equity in earnings of unconsolidated affiliates in the natural gas midstream operations segment reflects OGE Energy's equity interest in Enable since May 1, 2013. Investment in unconsolidated affiliates in the natural gas midstream operations segment represents OGE Energy's investment in Enable.

Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

In reviewing its segment operating results, the Company focuses on operating income and equity in earnings of unconsolidated affiliates as measures of segment profit and loss, and, therefore, has presented this information below.  The following tables summarize the results of the Company's business segments during the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$611.8	$—	$—	$—	$611.8
Cost of sales	270.9	—	—	—	270.9
Other operation and maintenance	115.0	0.4	(4.0)	—	111.4
Depreciation and amortization	65.0	—	3.3	—	68.3
Taxes other than income	18.7	—	0.7	—	19.4
Operating income (loss)	$142.2	$(0.4)	$—	$—	$141.8
Equity in earnings of unconsolidated affiliates	$—	$39.3	$—	$—	$39.3

Investment in unconsolidated affiliates (at historical cost)	$—	$1,309.6	$—	$—	$1,309.6
Total assets	$7,908.0	$1,371.8	$141.0	$(96.5)	$9,324.3

Three Months Ended June 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$574.6	$166.1	$—	$(6.5)	$734.2
Cost of sales	247.6	129.7	—	(6.7)	370.6
Other operation and maintenance	107.0	15.7	(0.7)	—	122.0
Depreciation and amortization	62.0	9.2	3.2	—	74.4
Taxes other than income	19.9	2.5	0.9	—	23.3
Operating income (loss)	$138.1	$9.0	$(3.4)	$0.2	$143.9
Equity in earnings of unconsolidated affiliates	$—	$18.5	$—	$—	$18.5

Investment in unconsolidated affiliates (at historical cost)	$—	$1,267.2	$—	$—	$1,267.2
Total assets	$7,453.6	$1,266.8	$189.4	$(61.3)	$8,848.5

Six Months Ended June 30, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,172.2	$—	$—	$—	$1,172.2
Cost of sales	564.3	—	—	—	564.3
Other operation and maintenance	232.1	0.4	(8.7)	—	223.8
Depreciation and amortization	129.3	—	6.2	—	135.5
Taxes other than income	42.5	—	2.5	—	45.0
Operating income (loss)	$204.0	$(0.4)	$—	$—	$203.6
Equity in earnings of unconsolidated affiliates	$—	$87.2	$—	$—	$87.2

Investment in unconsolidated affiliates (at historical cost)	$—	$1,309.6	$—	$—	$1,309.6
Total assets	$7,908.0	$1,371.8	$141.0	$(96.5)	$9,324.3

Six Months Ended June 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,030.1	$630.4	$—	$(24.9)	$1,635.6
Cost of sales	460.6	489.0	—	(26.0)	923.6
Other operation and maintenance	212.1	60.9	(3.0)	—	270.0
Depreciation and amortization	123.3	36.8	6.2	—	166.3
Taxes other than income	43.1	10.5	2.8	—	56.4
Operating income (loss)	$191.0	$33.2	$(6.0)	$1.1	$219.3
Equity in earnings of unconsolidated affiliates	$—	$18.5	$—	$—	$18.5

Investment in unconsolidated affiliates (at historical cost)	$—	$1,267.2	$—	$—	$1,267.2
Total assets	$7,453.6	$1,266.8	$189.4	$(61.3)	$8,848.5

12.	Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 16 and 17 to the Company's Consolidated Financial Statements included in the Company's 2013 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

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

Enable Gas Transportation and Storage Agreement

OG&E has historically contracted with Enable for gas transportation and storage services. The stated term of the previous contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. On March 17, 2014, OG&E entered into a new gas transportation contract effective May 1, 2014 and expiring April 30, 2019.

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

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. On May 19, 2014, the Sierra Club sent a Notice of Intent to Sue for additional alleged Clean Air Act violations at the Muskogee facility, including alleged violations at Unit 4 and Unit 5. This notice alleges violations of the opacity and particulate matter limits at the facility as well as alleged violations of the regulatory requirements on operation of the facility’s Continuous Opacity Monitoring systems.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff that would authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace. On February 28, 2014, FERC issued a letter order accepting OG&E’s market-based rate filing and tariff effective March 1, 2014. FERC found that OG&E passed the market power screens and satisfied requirements related to horizontal market power and vertical market power.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, FERC approved the settlement, subject to a requirement that OG&E submit a compliance filing with FERC revising OG&E's cost-based formula rate agreement with AECC as provided in the settlement. OG&E submitted the required compliance filing on May 19, 2014.  FERC has not yet acted on that compliance filing. OG&E believes the reduction in revenue will be approximately $1.0 million per year for the term of the agreement, which ends June 30, 2015.

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 9, 2013. On April 24, 2014, the OCC administrative law judge at the hearing, on the merits, recommended that the OCC find that OG&E's 2012 electric generation, purchased power and fuel procurement processes and costs were prudent. On June 10, 2014, the OCC issued an order approving OG&E’s practices, policies and judgment regarding its electric generation, purchased power, and fuel procurement processes and costs for the calendar year 2012. The order also found that the costs were prudent, reasonable, and mathematically correct.

Pending Regulatory Matters

Energy Efficiency Program Filing

On February 14, 2014, OG&E filed an application with the APSC requesting approval of interim modifications to approved Energy Efficiency Programs, new tariff revisions and the waiver of certain provisions of the Commission’s Rules for Conservation and Energy Efficiency Programs.

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas. The Commissions’ rules provide for an update of OG&E’s triennial plan in the event of a significant change in the underlying assumptions used in the previous plan. The current Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings OG&E submitted its revised Integrated Resource Plans to the OCC on August 4, 2014.
Environmental Compliance Plan

On August 6, 2014 OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. OG&E plans to seek related approvals from the APSC in 2014. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.
Fuel Adjustment Clause Review for Calendar Year 2013

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2014, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2013, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.
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

The natural gas midstream operations segment currently represents the Company's investment in Enable, through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable is continuing to construct additional crude oil gathering capacity in this area. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings.

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent of the management rights. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

On April 16, 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.0 percent of the limited partner interests and raised approximately $464 million in net proceeds for Enable. In connection with the offering, underwriters exercised their option to purchase 3,750,000 additional common units which were fulfilled with units held by ArcLight. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent. In connection with Enable’s initial public offering, approximately 61.4 percent of OGE Holdings and CenterPoint’s common units were converted into subordinated units. As a result, following the initial public offering, OGE Holdings owned 42,832,291 common units and 68,150,514 subordinated units of Enable.

On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At June 30, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from April 16, 2014, the completion of its initial public offering, through June 30, 2014 based on the actual length of the period. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.”

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

Summary of Operating Results
Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

Net income attributable to OGE Energy was $100.8 million, or $0.50 per diluted share, during the three months ended June 30, 2014 as compared to $91.7 million, or $0.46 per diluted share, during the same period in 2013. The increase in net income attributable to OGE Energy of $9.1 million, or $0.04 per diluted share, during the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to:

•
a decrease in net income at OG&E of $2.1 million, or 2.7 percent, or $0.02 per diluted share of the Company's common stock, reflecting an increase in other operation and maintenance expense driven by a reduction in capitalized labor costs, an increase in costs allocated from the holding company and an increase in interest expense related to the issuance of debt, which offset an increase in gross margin primarily related to higher wholesale transmission revenue;

•	an increase in net income attributable to OGE Holdings of $9.2 million, or $0.05 per diluted share of the Company's common stock, due to the accretive effect to OGE Holdings of Enable; and

•
a decrease in net losses attributable to OGE Energy of $2.0 million, or $0.01 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable during 2013.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

Net income attributable to OGE Energy was $150.1 million, or $0.75 per diluted share, during the six months ended June 30, 2014 as compared to $114.8 million, or $0.58 per diluted share, during the same period in 2013. The increase in net income attributable to OGE Energy of $35.3 million, or $0.17 per diluted share, during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to:

•
an increase in net income at OG&E of $5.6 million, or 6.1 percent, or $0.03 per diluted share of the Company's common stock, reflecting an increase in gross margin primarily related to an increase in wholesale transmission revenues, which were partially offset by higher other operation and maintenance expense driven by a reduction in capitalized labor costs, higher expense due to ongoing maintenance work at the power plants, and an increase in costs allocated from the holding company. Net income was also negatively impacted by an increase in interest expense related to the issuance of debt and an increase in depreciation expense from additional assets placed into service;

•	an increase in net income attributable to OGE Holdings of $26.3 million, or $0.13 per diluted share of the Company's common stock, due to the accretive effect to OGE Holdings of Enable; and

•
an increase in net losses attributable to OGE Energy of $3.4 million, or $0.01 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable during 2013 and a decrease in deferred compensation expense.

2014 Outlook

The Company's 2014 consolidated earnings guidance remained unchanged between approximately $388 million and $411 million of net income, or $1.94 to $2.06 per average diluted share. This guidance assumes normal weather for the remainder of the year and dilution associated with the initial public offering of Enable. See the Company's 2013 Form 10-K for other key factors and assumptions underlying its 2014 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and six months ended June 30, 2014 as compared to the same period in 2013 and the Company's consolidated financial position at June 30, 2014. Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2014	2013	2014	2013
Operating income	$141.8	$143.9	$203.6	$219.3
Net income attributable to OGE Energy	$100.8	$91.7	$150.1	$114.8
Basic average common shares outstanding	199.2	198.3	199.0	198.0
Diluted average common shares outstanding	200.0	199.4	199.8	199.1
Basic earnings per average common share attributable to OGE Energy common shareholders	$0.51	$0.46	$0.75	$0.58
Diluted earnings per average common share attributable to OGE Energy common shareholders	$0.50	$0.46	$0.75	$0.58
Dividends declared per common share	$0.22500	$0.20875	$0.45000	$0.41750

In reviewing its consolidated operating results, the Company believes that it is appropriate to focus on operating income and equity in earnings of unconsolidated affiliates as reported in its Condensed Consolidated Statements of Income, as these measures indicate the ongoing profitability of the Company excluding the cost of capital and income taxes.

Operating Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Operating income (loss)
OG&E (Electric Utility)	$142.2	$138.1	$204.0	$191.0
OGE Holdings (Natural Gas Midstream Operations)	(0.4)	9.0	(0.4)	33.2
Other Operations (A)	—	(3.2)	—	(4.9)
Consolidated operating income	$141.8	$143.9	$203.6	$219.3
Equity in earnings of unconsolidated affiliates
OGE Holdings (Natural Gas Midstream Operations)	$39.3	$18.5	$87.2	$18.5

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating income analysis by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
Operating revenues	$611.8	$574.6	$1,172.2	$1,030.1
Cost of sales	270.9	247.6	564.3	460.6
Other operation and maintenance	115.0	107.0	232.1	212.1
Depreciation and amortization	65.0	62.0	129.3	123.3
Taxes other than income	18.7	19.9	42.5	43.1
Operating income	142.2	138.1	204.0	191.0
Allowance for equity funds used during construction	0.8	1.5	1.9	2.7
Other income (loss)	0.9	0.8	0.6	3.5
Other expense	0.5	0.3	0.9	0.8
Interest expense	37.5	33.0	71.4	64.4
Income tax expense	29.0	28.1	36.6	40.0
Net income	$76.9	$79.0	$97.6	$92.0
Operating revenues by classification
Residential	$217.2	$218.9	$437.7	$402.3
Commercial	149.4	146.4	273.1	252.0
Industrial	56.0	58.1	106.8	104.2
Oilfield	47.5	48.0	91.8	84.8
Public authorities and street light	56.1	56.0	104.0	97.6
Sales for resale	11.4	15.3	28.0	29.8
System sales revenues	537.6	542.7	1,041.4	970.7
Off-system sales revenues	33.2	3.3	52.2	5.4
Other	41.0	28.6	78.6	54.0
Total operating revenues	$611.8	$574.6	$1,172.2	$1,030.1
Reconciliation of gross margin to revenue:
Operating revenues	$611.8	$574.6	$1,172.2	$1,030.1
Cost of sales	270.9	247.6	564.3	460.6
Gross Margin	$340.9	$327.0	$607.9	$569.5
Megawatt-hour sales by classification (In millions)
Residential	2.0	2.1	4.5	4.3
Commercial	1.9	1.8	3.5	3.3
Industrial	0.9	1.0	1.8	1.9
Oilfield	0.9	0.8	1.7	1.6
Public authorities and street light	0.9	0.8	1.6	1.5
Sales for resale	0.2	0.3	0.5	0.6
System sales	6.8	6.8	13.6	13.2
Off-system sales	0.8	0.1	1.2	0.2
Total sales	7.6	6.9	14.8	13.4
Number of customers	810,509	801,491	810,509	801,491
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	4.690	4.374	5.188	3.884
Coal	2.138	2.304	2.142	2.295
Total fuel	2.628	3.008	2.938	2.822
Total fuel and purchased power	3.437	3.440	3.613	3.218
Degree days (A)
Heating - Actual	205	365	2,270	2,165
Heating - Normal	203	203	2,001	2,001
Cooling - Actual	683	596	692	600
Cooling - Normal	625	625	638	638

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

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013
OG&E's operating income increased $4.1 million, or 3.0 percent, during the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to higher gross margin and lower taxes other than income partially offset by higher other operation and maintenance expense and higher depreciation and amortization.
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

Operating revenues were $611.8 million during the three months ended June 30, 2014 as compared to $574.6 million during the same period in 2013, an increase of $37.2 million, or 6.5 percent. Cost of sales were $270.9 million during the three months ended June 30, 2014 as compared to $247.6 million during the same period in 2013, an increase of $23.3 million, or 9.4 percent. Gross margin was $340.9 million during the three months ended June 30, 2014 as compared to $327.0 million during the same period in 2013, an increase of $13.9 million, or 4.3 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$13.1
New customer growth	3.0
Price variance (B)	1.3
Non-residential demand and related revenues	0.8
Other	(1.5)
Quantity variance (primarily weather)	(2.8)
Change in gross margin	$13.9

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $151.2 million during the three months ended June 30, 2014 as compared to $170.8 million during the same period in 2013, a decrease of $19.6 million, or 11.5 percent, primarily due to a decrease in higher-cost natural gas generation, partially offset by an increase in lower-cost coal generation. Purchased power costs were $110.9 million during the three months ended June 30, 2014 as compared to $70.8 million during the same period in 2013, an increase of $40.1 million, or 56.6 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $8.8 million during the three months ended June 30, 2014 as compared to $6.0 million during the same period in 2013, an increase of $2.8 million, or 46.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $115.0 million during the three months ended June 30, 2014 as compared to $107.0 million during the same period in 2013, an increase of $8.0 million, or 7.5 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Reduction in capitalized labor (A)	$5.4
Contract professional services (primarily marketing services)	2.5
Corporate overhead and allocations (B)	2.1
Other marketing, sales and commercial (C)	1.2
Software expense (D)	1.2
Other	0.3
Employee benefits (E)	(1.7)
Salaries and wages (F)	(3.0)
Change in other operation and maintenance expense	$8.0

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Decreased primarily due to less work performed on storm restoration.

(F)	Decreased mainly due to lower overtime as a result of less work performed on storm restoration and lower incentive compensation accruals.

Depreciation and amortization expense was $65.0 million during the three months ended June 30, 2014 as compared to $62.0 million during the same period in 2013, an increase of $3.0 million, or 4.8 percent, primarily due to additional assets being placed in service. This was partially offset by a decrease in the amortization of the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Interest Expense. Interest expense was $37.5 million during the three months ended June 30, 2014 as compared to $33.0 million during the same period in 2013, an increase of $4.5 million, or 13.6 percent, primarily due to a $4.0 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014.

Income Tax Expense. Income tax expense was $29.0 million during the three months ended June 30, 2014 as compared to $28.1 million during the same period in 2013, an increase of $0.9 million, or 3.2 percent, reflecting a reduction in state tax credits recognized, partially offset by lower pretax income.
Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013
OG&E's operating income increased $13.0 million, or 6.8 percent, during the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to higher gross margin, which was partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.

Operating revenues were $1,172.2 million during the six months ended June 30, 2014 as compared to $1,030.1 million during the same period in 2013, an increase of $142.1 million, or 13.8 percent. Cost of sales were $564.3 million during the six months ended June 30, 2014 as compared to $460.6 million during the same period in 2013, an increase of $103.7 million, or 22.5 percent. Gross margin was $607.9 million during the six months ended June 30, 2014 as compared to $569.5 million during the same period in 2013, an increase of $38.4 million, or 6.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$24.8
Quantity variance (primarily weather)	7.2
New customer growth	5.2
Non-residential demand and related revenues	1.6
Price variance (B)	0.6
Other	(1.0)
Change in gross margin	$38.4

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $346.3 million during the six months ended June 30, 2014 as compared to $317.3 million during the same period in 2013, an increase of $29.0 million, or 9.1 percent, primarily due to an increase in coal generation, partially offset by a decrease in coal prices. Purchased power costs were $200.8 million during the six months ended June 30, 2014 as compared to $130.8 million during the same period in 2013, an increase of $70.0 million, or 53.5 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $17.2 million during the six months ended June 30, 2014 as compared to $12.5 million during the same period in 2013, an increase of $4.7 million, or 37.6 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $232.1 million during the six months ended June 30, 2014 as compared to $212.1 million during the same period in 2013, an increase of $20.0 million, or 9.4 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$7.2
Reduction in capitalized labor (B)	7.0
Corporate overhead and allocations (C)	4.6
Contract professional services (primarily marketing services)	4.1
Software expense (D)	2.1
Other marketing, sales and commercial (E)	1.9
Other	0.3
Salaries and wages (F)	(1.0)
Vegetation management	(1.9)
Employee benefits (G)	(4.3)
Change in other operation and maintenance expense	$20.0

(A)	Increased as a result of routine maintenance typically performed in the first quarter that was delayed until the fourth quarter of 2013.

(B)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(C)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(F)	Decreased mainly due to lower overtime as a result of less work performed on storm restoration and lower incentive compensation accruals.

(G)	Decreased primarily due to less work performed on storm restoration.

Depreciation and amortization expense was $129.3 million during the six months ended June 30, 2014 as compared to $123.3 million during the same period in 2013, an increase of $6.0 million, or 4.9 percent, primarily due to additional assets being placed in service. This was partially offset by a decrease in the amortization of the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Other Income. Other income was $0.6 million during the six months ended June 30, 2014 as compared to $3.5 million during the same period in 2013, a decrease of $2.9 million or 82.9 percent, primarily due to decreased margins recognized in the guaranteed flat bill program during 2014 as a result of cooler weather in the first quarter.

Interest Expense. Interest expense was $71.4 million during the six months ended June 30, 2014 as compared to $64.4 million during the same period in 2013, an increase of $7.0 million, or 10.9 percent, primarily due to a $6.6 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014.

Income Tax Expense. Income tax expense was $36.6 million during the six months ended June 30, 2014 as compared to $40.0 million during the same period in 2013, a decrease of $3.4 million or 8.5 percent. The reduction reflected (i) increased tax expense in the first six months of 2013 related to the recording of a reserve for a portion of the Oklahoma investment tax credits generated prior to 2013 but not yet utilized and (ii) lower pretax income in the first six months of 2014. These reductions were partially offset by a reduction in state investment tax credits.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Operating revenues	$—	$166.1	$—	$630.4
Cost of sales	—	129.7	—	489.0
Other operation and maintenance	0.4	15.7	0.4	60.9
Depreciation and amortization	—	9.2	—	36.8
Taxes other than income	—	2.5	—	10.5
Operating income	(0.4)	9.0	(0.4)	33.2
Equity in earnings of unconsolidated affiliates	39.3	18.5	87.2	18.5
Other income	—	0.1	—	10.2
Other expense	—	0.1	—	1.3
Interest expense	—	2.5	—	10.6
Income tax expense	14.9	8.8	33.4	16.3
Net income	24.0	16.2	53.4	33.7
Less: Net income attributable to noncontrolling interests	—	1.4	—	6.6
Net income attributable to OGE Holdings	$24.0	$14.8	$53.4	$27.1

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable (26.3 percent as of June 30, 2014) which is being accounted for using the equity method of accounting. Prior to May 1, 2013, the Company reported the results of Enogex Holdings in the natural gas midstream operations segment.

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

	Enable Midstream Partners (Equity Method - Three Months Ended June 30, 2014)	Natural Gas Midstream Operations (Consolidated - Month Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Two Months Ended June 30, 2013)	Total (Three Months Ended June 30, 2013)
(In millions)
Operating revenues	$—	$166.1	$—	$166.1
Cost of sales	—	129.7	—	129.7
Operating expenses	0.4	27.4	—	27.4
Operating income	(0.4)	9.0	—	9.0
Equity in earnings of unconsolidated affiliates	39.3	—	18.5	18.5
Income tax expense	14.9	1.9	6.9	8.8
Net income	24.0	3.2	11.6	14.8

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

	Enable Midstream Partners (Equity Method - Six Months Ended June 30, 2014)	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Two Months Ended June 30, 2013)	Total (Six Months Ended June 30, 2013)
(In millions)
Operating revenues	$—	$630.4	$—	$630.4
Cost of sales	—	489.0	—	489.0
Operating expenses	0.4	108.2	—	108.2
Operating income	(0.4)	33.2	—	33.2
Equity in earnings of unconsolidated affiliates	87.2	—	18.5	18.5
Income tax expense	33.4	9.4	6.9	16.3
Net income	53.4	15.5	11.6	27.1

The increase in results for the three and six months ended June 30, 2014 reflect the accretive effect of the Enable transaction, as well as increases in Enable's transportation and storage business primarily driven by higher system optimization opportunities resulting from natural gas prices, higher rates on transportation services for local distribution companies and higher natural gas liquids sales resulting from higher volumes and prices.

Income Tax Expense. Income tax expense was $14.9 million during the three months ended June 30, 2014 as compared to $8.8 million during the same period in 2013, an increase of $6.1 million primarily due to higher pre-tax income during the three months ended June 30, 2014 as compared to the same period in 2013. Income tax expense was $33.4 million during the six months ended June 30, 2014 as compared to $16.3 million during the same period in 2013, an increase of $17.1 million primarily due to higher pre-tax income during the six months ended June 30, 2014 as compared to the same period in 2013.

Enable Midstream Partners Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions)
Operating revenues	$826.7	$502.0	$1,828.3	$502.0
Cost of sales	478.2	294.6	1,110.8	294.6
Operating income	138.6	75.0	300.5	75.0
Net income attributable to Enable	120.2	65.1	269.4	65.1

Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May, 2013, and subsequent issuances of equity by Enable, including the IPO in April, 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95% interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(In millions)
OGE's share of Enable Net Income	$32.2	$74.7
Amortization of basis difference	3.4	7.0
Elimination of Enogex Holdings fair value and other adjustments	3.7	5.5
OGE's Equity in earnings of unconsolidated affiliates	$39.3	$87.2

Enable Midstream Partners Operating Data during the Three Months Ended June 30, 2014

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Gathered volumes - TBtu/d (A)	3.41	3.35
Transportation volumes - TBtu/d	4.97	5.26
Natural gas processed - TBtu/d	1.55	1.50
NGLs sold - million gallons/d (B)	73.75	69.98

(A)	Excludes volumes billed under throughput agreements.
(B) Excludes condensate. Includes third party processing.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $277.1 million and $250.5 million at June 30, 2014 and December 31, 2013, respectively, an increase of $26.6 million, or 10.6 percent, primarily due to an increase in billings to OG&E's retail customers reflecting warmer weather in June 2014 as compared to December 2013.

The balance of Accounts Payable was $174.3 million and $251.0 million at June 30, 2014 and December 31, 2013, respectively, a decrease of $76.7 million, or 30.6 percent, primarily due to the timing of vendor payments and a decrease in accruals.

Cash Flows

	Six Months Ended
	June 30,		2014 vs. 2013
(In millions)	2014	2013	$ Change	% Change
Net cash provided from operating activities	$181.8	$79.9	$101.9	127.5%
Net cash used in investing activities	(297.0)	(531.8)	234.8	44.2%
Net cash provided from financing activities	110.6	450.1	(339.5)	75.4%

Operating Activities

The increase of $101.9 million, or 127.5 percent, in net cash provided from operating activities during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to:

•	the absence of fuel refunds to customers during the six months ended June 2014, partially offset by fuel under recoveries in the same period;

•	increase in cash received during the six months ended June 30, 2014 from transmission revenue; and

•	cash distributions received from Enable in excess of cash provided from the operating activities of Enogex Holdings through May 1, 2013.

Investing Activities

The decrease of $234.8 million, or 44.2 percent, in net cash used in investing activities during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to lower levels of capital expenditures due to the deconsolidation of Enogex Holdings and a decrease in transmission projects at OG&E.

Financing Activities

The decrease of $339.5 million, or 75.4 percent, in net cash provided from financing activities during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in short-term debt, advances with unconsolidated affiliates and contributions from non-controlling interest partners.

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

(In millions)	2014	2015	2016	2017	2018
OG&E Base Transmission	$30	$30	$30	$30	$30
OG&E Base Distribution	185	175	175	175	175
OG&E Base Generation	115	90	75	75	75
OG&E Other	15	15	15	15	15
Total OG&E Base Transmission, Distribution, Generation and Other	345	310	295	295	295
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	60	20	20	20	20
Balanced Portfolio 3E Projects (B)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	5	25	30	25	10
Total Transmission Projects	155	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners (D)	20	25	20	10	—
Environmental - activated carbon injection (D)	10	10	5	—	—
Environmental - combustion turbines (D)(E)	5	15	45	175	140
Environmental - natural gas conversion (D)	—	—	—	20	55
Environmental - scrubbers (D)(E)	10	60	115	75	215
Total Other Projects	70	120	195	280	410
Total OG&E Known and Committed Projects	225	165	245	325	440
Total OG&E	570	475	540	620	735
OGE Energy	15	10	10	10	10
Total capital expenditures	$585	$485	$550	$630	$745
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 11 of Notes to Condensed Financial Statements under "Environmental Laws and Regulations" in Item 1of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q,

(E)	Planned environmental expenditures in 2019 are $30 million and $55 million for combustion turbines and scrubbers, respectively.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At June 30, 2014, the Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $386.6 million and $439.6 million at June 30, 2014 and December 31, 2013, respectively. The weighted-average interest rate on short-term debt at June 30, 2014 was 0.28 percent.  The average balance of short-term debt during the six months ended June 30, 2014 was $453.7 million at a weighted-average interest rate of 0.29 percent. The maximum month-end balance of short-term debt during the six months ended June 30, 2014 was $562.7 million. At June 30, 2014, there were $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent. At June 30, 2014, the Company had $761.4 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014.  At June 30, 2014, the Company had $2.2 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150 million ($750 million for the Company and $400 million for OG&E). Each of the facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. Effective July 29, 2013, the Company and OG&E utilized one of those extensions to extend the maturity of their respective credit facility from December 13, 2016 to December 13, 2017. Effective June 24, 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. Commitments of a single existing lender with respect to approximately $65.2 million and $34.8 million of the Company’s and OG&E’s credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

OG&E Senior Notes Due 2034

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million will be deferred and amortized through March 2044 to match the expected regulatory treatment.

Quarterly Distributions by Enable

Pursuant to the Enable Agreement, during the second quarter Enable made distributions of approximately $44.0 million to the Company.
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

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in its place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per million British thermal unit within five years. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the US Supreme Court ended on May 27, 2014 when the Supreme Court denied Petition for Certiorari, upholding the EPA's FIP for SO2.

On August 6, 2014 OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. OG&E plans to seek related approvals from the APSC in 2014. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.

Cross-State Air Pollution Rule

As previously reported, on August 8, 2011, the EPA published its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the U.S. Court of Appeals. It is anticipated that further proceedings will occur in the U.S. Court of Appeals and at EPA to establish new compliance deadlines.

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

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. On May 19, 2014, the Sierra Club sent a Notice of Intent to Sue for additional alleged Clean Air Act violations at the Muskogee facility, including alleged violations at Unit 4 and Unit 5. This notice alleges violations of the opacity and particulate matter limits at the facility as well as alleged violations of the regulatory requirements on operation of the facility’s Continuous Opacity Monitoring systems.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

In January 2014, the EPA published reproposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, and consistent with a 2010 settlement agreement, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. The EPA published the proposed standards for existing units on June 18, 2014, and is anticipated to finalize those guidelines by June 1, 2015. As proposed by the rule, states must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA between June 2016 or June 2018 depending on whether they choose to develop a compliance plan as an individual state or as a group of states. In Oklahoma, the proposal targets a 43 percent reductions in the carbon emissions rate from existing sources.

On June 23, 2014, the U.S. Supreme Court issued an opinion rejecting the EPA’s determination that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases. However, the Court held that EPA can require best available control technology for greenhouse gas emissions from sources otherwise subject to review under the Prevention of Significant Deterioration program. The opinion is not expected to have a direct impact on the Company because none of its sources has been, or is expected to be, required to undergo such a review for greenhouse gas emissions.

The Company is continuing to review and evaluate available options for reducing, avoiding, offsetting or sequestering its greenhouse gas emissions.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which the Company conducts operations, or if additional species in those areas become subject to protection, the Company’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or the Company could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. The decision applies to a 5-state area including parts of Oklahoma where OG&E has undertaken the development of certain large transmission projects. On March 10, 2014, the Company enrolled in the Western Association of Fish and Wildlife Agencies’ Range-Wide Conservation Plan for the lesser prairie chicken. This Range-Wide Conservation Plan consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The Range-Wide Conservation Plan has been approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. More than 32 companies have enrolled in the Range-Wide Conservation Plan.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). The EPA issued a final rule on May 19, 2014. OG&E is currently evaluating the impacts of the final rule and as such, cannot accurately assess the costs of complying with the final water intake standards.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the second quarter of 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
4/1/14 - 4/30/14	914	(A)	$36.66	N/A	N/A
5/1/14 - 5/31/14	—		$—	N/A	N/A
6/1/14 - 6/30/14	—		$—	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

Item 6.  Exhibits.

Exhibit No.	Description
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

10.03
Letter of extension dated as of June 24, 2014 for the Company's credit agreement dated as of December 13, 2011, by and between the Company, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-1097) and incorporated by reference herein).

10.04
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13, 2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-1097) and incorporated by reference herein).

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

August 7, 2014