Form 10-Q
period 2014-09-30
OGE ENERGY CORP.
filed 2014-11-05
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

At September 30, 2014, there were 199,319,096 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2014	2013	2014	2013
OPERATING REVENUES
Electric Utility	$754.7	$723.2	$1,926.9	$1,750.8
Natural Gas Midstream Operations (Note 1)	—	—	—	608.0
Total operating revenues	754.7	723.2	1,926.9	2,358.8
COST OF SALES
Electric Utility	305.3	273.0	869.6	717.8
Natural Gas Midstream Operations (Note 1)	—	—	—	478.8
Total cost of sales	305.3	273.0	869.6	1,196.6
OPERATING EXPENSES
Other operation and maintenance	108.1	102.2	331.9	372.2
Depreciation and amortization	71.7	65.4	207.2	231.7
Taxes other than income	21.5	21.7	66.5	78.1
Total operating expenses	201.3	189.3	605.6	682.0
OPERATING INCOME	248.1	260.9	451.7	480.2
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	44.7	46.0	131.9	64.5
Allowance for equity funds used during construction	1.1	1.7	3.0	4.4
Other income	7.2	6.2	11.7	25.4
Other expense	(5.8)	(5.2)	(11.2)	(15.9)
Net other income	47.2	48.7	135.4	78.4
INTEREST EXPENSE
Interest on long-term debt	36.3	35.0	109.2	110.7
Allowance for borrowed funds used during construction	(0.6)	(0.9)	(1.7)	(2.3)
Interest on short-term debt and other interest charges	1.5	(0.4)	5.0	3.8
Interest expense	37.2	33.7	112.5	112.2
INCOME BEFORE TAXES	258.1	275.9	474.6	446.4
INCOME TAX EXPENSE	70.8	60.7	137.2	110.2
NET INCOME	187.3	215.2	337.4	336.2
Less: Net income attributable to noncontrolling interests	—	—	—	6.2
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$187.3	$215.2	$337.4	$330.0
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.3	198.4	199.1	198.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.2	199.7	199.9	199.3
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.94	$1.08	$1.69	$1.67
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$0.94	$1.08	$1.69	$1.66
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20875	$0.70	$0.62625

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income	$187.3	$215.2	$337.4	$336.2
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.6, $0.9 and $1.8, respectively	0.5	0.9	1.4	2.8
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.1, $0.3, $0.4 and $0.9, respectively	0.1	0.6	0.6	1.6
Amortization of prior service cost, net of tax of ($0.2), ($0.3), ($0.8) and ($0.8), respectively	(0.4)	(0.5)	(1.3)	(1.4)
Deferred commodity contracts hedging losses reclassified in net income, net of tax of $0, $0.3, $0 and $0.2, respectively	—	0.3	—	0.2
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0, $0.1 and $0.1, respectively	0.1	0.1	0.2	0.2
Other comprehensive income, net of tax	0.3	1.4	0.9	3.4
Comprehensive income	187.6	216.6	338.3	339.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	6.3
Less: Deconsolidation of Enogex Holdings	—	—	—	6.1
Total comprehensive income attributable to OGE Energy	$187.6	$216.6	$338.3	$327.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$337.4	$336.2
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	207.2	233.0
Deferred income taxes and investment tax credits, net	142.1	106.5
Equity in earnings of unconsolidated affiliates	(131.9)	(64.5)
Distributions from unconsolidated affiliates	110.1	17.4
Allowance for equity funds used during construction	(3.0)	(4.4)
Gain on disposition of assets	(0.2)	(8.7)
Stock-based compensation	(5.4)	(4.9)
Regulatory assets	1.0	7.4
Regulatory liabilities	(5.6)	(16.9)
Other assets	(18.6)	(9.2)
Other liabilities	24.8	(18.5)
Change in certain current assets and liabilities
Accounts receivable, net	(58.8)	(111.8)
Accounts receivable - unconsolidated affiliates	5.5	—
Accrued unbilled revenues	(13.3)	(13.3)
Fuel, materials and supplies inventories	33.5	5.2
Fuel clause under recoveries	(58.1)	—
Other current assets	(5.8)	1.4
Accounts payable	(100.7)	(15.3)
Accounts payable - unconsolidated affiliates	—	4.9
Fuel clause over recoveries	(0.4)	(97.2)
Other current liabilities	6.7	3.9
Net Cash Provided from Operating Activities	466.5	351.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(437.4)	(772.9)
Investment in unconsolidated affiliates	—	(2.7)
Return of capital - Equity method investments	9.5	—
Proceeds from sale of assets	0.6	36.2
Net Cash Used in Investing Activities	(427.3)	(739.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.5	247.4
Issuance of common stock	10.1	10.8
Changes in advances with unconsolidated affiliates	—	131.8
Contributions from noncontrolling interest partners	—	107.0
Distributions to noncontrolling interest partners	—	(2.5)
Payment of long-term debt	(140.1)	(0.2)
(Decrease) increase in short-term debt	(28.2)	16.1
Dividends paid on common stock	(134.3)	(124.0)
Net Cash (Used in) Provided from Financing Activities	(46.0)	386.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6.8)	(1.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6.8	1.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$6.8
Accounts receivable, less reserve of $1.5 and $1.9, respectively	238.2	179.4
Accounts receivable - unconsolidated affiliates	6.9	12.4
Accrued unbilled revenues	72.0	58.7
Fuel inventories	45.4	74.4
Materials and supplies, at average cost	79.0	80.7
Deferred income taxes	168.2	215.8
Fuel clause under recoveries	84.3	26.2
Other	46.0	40.2
Total current assets	740.0	694.6
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,311.1	1,298.8
Other	67.4	61.0
Total other property and investments	1,378.5	1,359.8
PROPERTY, PLANT AND EQUIPMENT
In service	9,722.6	9,183.1
Construction work in progress	297.5	468.5
Total property, plant and equipment	10,020.1	9,651.6
Less accumulated depreciation	3,093.0	2,978.8
Net property, plant and equipment	6,927.1	6,672.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	372.6	379.1
Other	44.5	28.4
Total deferred charges and other assets	417.1	407.5
TOTAL ASSETS	$9,462.7	$9,134.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In millions)	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$411.4	$439.6
Accounts payable	143.1	251.0
Dividends payable	49.8	44.7
Customer deposits	72.4	70.9
Accrued taxes	56.1	39.9
Accrued interest	32.9	43.4
Accrued compensation	43.6	56.9
Long-term debt due within one year	—	100.0
Other	59.8	47.4
Total current liabilities	869.1	1,093.8
LONG-TERM DEBT	2,509.7	2,300.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	247.7	241.5
Deferred income taxes	2,219.2	2,125.3
Regulatory liabilities	266.6	234.2
Other	107.4	102.7
Total deferred credits and other liabilities	2,840.9	2,703.7
Total liabilities	6,219.7	6,097.6
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,080.7	1,073.6
Retained earnings	2,189.6	1,991.7
Accumulated other comprehensive loss, net of tax	(27.3)	(28.2)
Total stockholders' equity	3,243.0	3,037.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,462.7	$9,134.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$—	$—	$3,037.1
Net income	—	—	337.4	—	—	—	337.4
Other comprehensive income, net of tax	—	—	—	0.9	—	—	0.9
Dividends declared on common stock	—	—	(139.5)	—	—	—	(139.5)
Issuance of common stock	—	10.1	—	—	—	—	10.1
Stock-based compensation and other	—	(3.0)	—	—	—	—	(3.0)
Balance at September 30, 2014	$2.0	$1,078.7	$2,189.6	$(27.3)	$—	$—	$3,243.0

Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	330.0	—	6.2	—	336.2
Other comprehensive income, net of tax	—	—	—	3.3	0.1	—	3.4
Dividends declared on common stock	—	—	(124.2)	—	—	—	(124.2)
Issuance of common stock	—	10.8	—	—	—	—	10.8
Stock-based compensation and other	—	(4.2)	—	—	(0.8)	3.5	(1.5)
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at September 30, 2013	$2.0	$1,065.8	$1,978.7	$(51.9)	$—	$—	$2,994.6

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

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

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

At September 30, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and the results of its cash flows for the nine months ended September 30, 2014 and 2013, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2014	December 31, 2013
Regulatory Assets
Current
Fuel clause under recoveries	$84.3	$26.2
Oklahoma demand program rider under recovery (A)	17.8	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	8.7	7.3
Total Current Regulatory Assets	$110.8	$48.8
Non-Current
Benefit obligations regulatory asset	$219.4	$227.4
Income taxes recoverable from customers, net	56.1	56.5
Smart Grid	44.0	44.2
Deferred storm expenses	19.4	21.6
Unamortized loss on reacquired debt	16.5	11.8
Deferred pension credits	—	1.4
Other	17.2	16.2
Total Non-Current Regulatory Assets	$372.6	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$14.5	$16.7
Fuel clause over recoveries (B)	—	0.4
Crossroads wind farm rider over recovery (B)	10.7	—
Other (B)	1.6	3.1
Total Current Regulatory Liabilities	$26.8	$20.2
Non-Current
Accrued removal obligations, net	$255.7	$227.7
Pension tracker	10.9	—
Deferred pension credits	—	6.5
Total Non-Current Regulatory Liabilities	$266.6	$234.2

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at September 30, 2014. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
(In millions)	2014	2013
Balance at January 1	$55.2	$54.0
Liabilities settled	(0.2)	(0.4)
Accretion expense	1.9	1.7
Revisions in estimated cash flows (A)	1.7	(0.7)
Balance at September 30	$58.6	$54.6

(A)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during the nine months ended September 30, 2014. All amounts below are presented net of tax and noncontrolling interest.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net loss	Prior service cost	Deferred interest rate swap hedging losses	Total
Balance at December 31, 2013	$(27.4)	$0.1	$(5.8)	$5.1	$(0.2)	$(28.2)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	—	0.6	(1.3)	0.2	0.9
Net current period other comprehensive income (loss)	1.4	—	0.6	(1.3)	0.2	0.9
Balance at September 30, 2014	$(26.0)	$0.1	$(5.2)	$3.8	$—	$(27.3)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the three and nine months ended September 30, 2014.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Losses on cash flow hedges
Interest rate swap	$(0.1)	$(0.3)	Interest expense
	(0.1)	(0.3)	Total before tax
	—	(0.1)	Tax benefit
	$(0.1)	$(0.2)	Net of tax

Amortization of defined benefit pension items
Actuarial losses	$(0.8)	$(2.3)	(A)
	(0.8)	(2.3)	Total before tax
	(0.3)	(0.9)	Tax benefit
	$(0.5)	$(1.4)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(0.2)	$(1.0)	(A)
Prior service credit	0.6	2.1	(A)
	0.4	1.1	Total before tax
	0.1	0.4	Tax expense
	$0.3	$0.7	Net of tax

Total reclassifications for the period	$(0.3)	$(0.9)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

2.	Accounting Pronouncement
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
The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy deconsolidated its interest in Enogex Holdings LLC and began accounting for its interest in Enable using the equity method of accounting.
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in Enable in an initial public offering. On April 16, 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.0 percent of the limited partner interests and raised approximately $464 million in net proceeds for Enable. In connection with the offering, underwriters exercised their option to purchase 3,750,000 additional common units which were fulfilled with units held by ArcLight. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent. On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At September 30, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following the initial public offering. See Note 1 for more information regarding incentive distributions.

Distributions received from Enable were $33.6 million and $110.1 million during the three and nine months ended September 30, 2014.

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

On May 1, 2013, OGE Energy and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby OGE Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days notice if approved by the board of Enable's general partner. Under these agreements, OGE Energy charged operating costs to Enable of $3.3 million and $6.6 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and $13.1 million and $10.9 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses. Effective April 1, 2014, Enable’s general partner, OGE Energy and CenterPoint agreed to reduce certain governance related costs billed to Enable for transition services.

Additionally, OGE Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October, 2014, CenterPoint, OGE Energy and Enable agreed to continue the secondment to Enable of approximately 200 OGE Energy employees that participate in OGE Energy's defined benefit and retirement plans beyond December 31, 2014. The Company anticipates that Enable will offer employment to all remaining OGE Energy employees whose secondment will end on December 31, 2014. OGE Energy did not transfer any employees to Enable at formation of the partnership or at any time during the period from May 1, 2013 to September 30, 2014. OGE Energy billed Enable for reimbursement of $25.0 million and $24.0 million during the three months ended September 30, 2014 and September 30, 2013, respectively, and $78.0 million and $40.8 million during the nine months ended September 30, 2014 and five months ended September 30, 2013, respectively, under the Transitional Seconding Agreement for employment costs incurred on or after May 1, 2013.

OGE Energy had accounts receivable from Enable of $6.9 million and $12.4 million as of September 30, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

As of September 30, 2014 OGE Energy determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the transfer of employees from OGE Energy to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the transition agreements, Enable has agreed to reimburse OGE Energy for certain severance and termination costs related to the termination of OGE Energy's seconded employees.

Related Party Transactions with Enable

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$4.1	$3.9	$10.1	$5.2
Cost of Sales:
Natural gas transportation services	$8.8	$8.7	$26.2	$14.5
Natural gas storage services	0.1	3.1	4.5	5.4
Natural gas purchases/(sales) (A)	3.4	9.4	6.9	11.9

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

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2014 and for the three and nine months ended September 30, 2014 and September 30, 2013.

Balance Sheet	September 30, 2014	December 31, 2013
	(In millions)
Current assets	$520	$549
Non-current assets	11,172	10,683
Current liabilities	519	720
Non-current liabilities	2,347	2,331

	Three Months Ended		Nine Months Ended
Income Statement	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In millions)
Operating revenues	$803	$796	$2,632	$1,298
Cost of sales	439	458	1,550	753
Operating income	152	132	452	207
Net income attributable to Enable	139	123	408	188

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

OGE Energy recorded equity in earnings of unconsolidated affiliates of $44.7 million and $131.9 million for the three and nine months ended September 30, 2014, respectively. Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the IPO in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $1.0 billion as of September 30, 2014.

	Three Months Ended		Nine Months Ended
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(In millions)
OGE's share of Enable Net Income	$36.4	$35.1	$111.1	$53.6
Amortization of basis difference	3.4	5.9	10.4	5.9
Elimination of Enogex Holdings fair value and other adjustments	4.9	5.0	10.4	5.0
OGE's Equity in earnings of unconsolidated affiliates	$44.7	$46.0	$131.9	$64.5

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2014.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,264.1	$2,627.9	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.2	9.9	10.3	9.1
OGE Energy Senior Notes	100.0	100.5	99.9	103.1

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2014 and 2013 related to the Company's performance units, restricted stock and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Performance units
Total shareholder return	$2.0	$2.5	$5.9	$6.4
Earnings per share	0.1	0.6	2.2	1.9
Total performance units	2.1	3.1	8.1	8.3
Restricted stock	—	0.1	0.1	0.3
Total compensation expense	2.1	3.2	8.2	8.6
Less: Amount paid by unconsolidated affiliates	0.6	1.4	2.5	2.0
Net compensation expense	$1.5	$1.8	$5.7	$6.6
Income tax benefit	$0.6	$0.7	$2.2	$2.6

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the nine months ended September 30, 2014, there were 494,637 shares of new common stock issued pursuant to the Company's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the nine months ended September 30, 2014, there were 2,325 shares of restricted stock returned to the Company to satisfy tax liabilities.

6.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2011 or state and local tax examinations by tax authorities for years prior to 2010.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

As previously reported in the Company's 2013 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $3.7 million ($2.4 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 90,151 shares and 280,113 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2014 and received proceeds of $3.3 million and $10.1 million, respectively.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At September 30, 2014, there were 3,565,390 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to OGE Energy by the weighted average number of the Company's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for the Company consist of performance units and restricted stock units. Basic and diluted earnings per share for the Company were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2014	2013	2014	2013
Net Income Attributable to OGE Energy	$187.3	$215.2	$337.4	$330.0
Average Common Shares Outstanding
Basic average common shares outstanding	199.3	198.4	199.1	198.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.9	1.3	0.8	1.2
Diluted average common shares outstanding	200.2	199.7	199.9	199.3
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.94	$1.08	$1.69	$1.67
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$0.94	$1.08	$1.69	$1.66
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

Dividend Restrictions

The Company’s Certificate of Incorporation place restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. As there is no preferred stock outstanding, that restriction did not place any effective limit on the Company’s ability to pay dividends to its shareholders. Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $460 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.532 billion of the Company’s retained earnings as of December 31, 2013 are unrestricted for the payment of dividends.

The Company depends on receipts from its equity investment in Enable and dividends from OG&E to pay dividends to its shareholders. Enable’s partnership agreement requires that it distribute all “available cash”, as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $224 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.589 billion of OG&E’s retained earnings as of December 31, 2013 are unrestricted for the payment of dividends.

8.	Long-Term Debt

At September 30, 2014, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.07%	-	0.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.08%	-	0.18%	Muskogee Industrial Authority, January 1, 2025	32.4
0.06%	-	0.15%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $411.4 million and $439.6 million at September 30, 2014 and December 31, 2013, respectively. The following table provides information regarding the Company's revolving credit agreements at September 30, 2014.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$411.4	0.29%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	2.0	0.47%	(D)	December 13, 2018	(E)
Total	$1,150.0	$413.4	0.29%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2014.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150 million ($750 million for the Company and $400 million for OG&E). Each of the facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of those extensions to extend the maturity of their respective credit facility from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of September 30, 2014, commitments of a single existing lender with respect to approximately $16.3 million and $8.7 million of the Company’s and OG&E’s credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

The Company's ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions.  Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings by itself would not result in any defaults or accelerations.  Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. OG&E has requested renewal of this authority for an additional two-year period and expects to receive approval prior to the expiration of its current authority.

10.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$3.9	$4.8	$11.5	$14.3	$0.3	$0.3	$0.8	$0.9
Interest cost	7.0	6.6	21.1	20.0	0.2	0.1	0.5	0.4
Expected return on plan assets	(11.3)	(12.1)	(34.0)	(36.3)	—	—	—	—
Amortization of net loss	3.6	6.6	10.7	19.8	0.1	0.1	0.2	0.3
Amortization of unrecognized prior service cost (A)	0.4	0.5	1.3	1.4	—	0.1	0.1	0.2
Total net periodic benefit cost	3.6	6.4	10.6	19.2	0.6	0.6	1.6	1.8
Less: Amount paid by unconsolidated affiliates	0.9	1.5	2.6	2.5	—	0.1	0.1	0.1
Net periodic benefit cost (net of unconsolidated affiliates)	$2.7	$4.9	$8.0	$16.7	$0.6	$0.5	$1.5	$1.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.3 million and $5.4 million of net periodic benefit cost recognized during the three months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2014 and 2013 of $2.8 million and $1.5 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $9.5 million and $18.4 million of net periodic benefit cost recognized during the nine months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the nine months ended September 30, 2014 and 2013 of $8.4 million and $4.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$0.7	$1.1	$2.3	$3.3
Interest cost	2.8	2.5	8.5	7.7
Expected return on plan assets	(0.6)	(0.6)	(1.8)	(1.9)
Amortization of net loss	3.1	5.4	9.3	16.1
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)	(12.4)	(12.4)
Total net periodic benefit cost	1.9	4.3	5.9	12.8
Less: Amount paid by unconsolidated affiliates	0.3	0.6	1.0	1.0
Net periodic benefit cost (net of unconsolidated affiliates)	$1.6	$3.7	$4.9	$11.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.6 million and $3.7 million of net periodic benefit cost recognized during the three months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2014 and 2013 of $1.3 million and $0.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.9 million and $11.8 million of net periodic benefit cost recognized during the nine months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2014 and 2013 of $3.9 million and $0.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Capitalized portion of net periodic pension cost	$0.9	$1.6	$2.6	$4.8
Capitalized portion of net periodic postretirement benefit cost	0.5	1.1	1.5	3.3

11.	Report of Business Segments

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

Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$754.7	$—	$—	$—	$754.7
Cost of sales	305.3	—	—	—	305.3
Other operation and maintenance	111.0	0.3	(3.2)	—	108.1
Depreciation and amortization	69.4	—	2.3	—	71.7
Taxes other than income	20.6	—	0.9	—	21.5
Operating income (loss)	248.4	(0.3)	—	—	248.1
Equity in earnings of unconsolidated affiliates	—	44.7	—	—	44.7
Other income (expense)	2.9	—	(0.3)	(0.1)	2.5
Interest expense	35.3	—	2.0	(0.1)	37.2
Income tax expense	58.7	16.2	(4.1)	—	70.8
Net income (loss)	$157.3	$28.2	$1.8	$—	$187.3
Investment in unconsolidated affiliates (at historical cost)	$—	$1,311.1	$—	$—	$1,311.1
Total assets	$8,003.1	$1,427.2	$204.1	$(171.7)	$9,462.7

Three Months Ended September 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$723.2	$—	$—	$—	$723.2
Cost of sales	273.0	—	—	—	273.0
Other operation and maintenance	105.9	—	(3.7)	—	102.2
Depreciation and amortization	62.5	—	2.9	—	65.4
Taxes other than income	20.8	—	0.9	—	21.7
Operating income (loss)	261.0	—	(0.1)	—	260.9
Equity in earnings of unconsolidated affiliates	—	46.0	—	—	46.0
Other income (expense)	4.1	—	(1.4)	—	2.7
Interest expense	31.6	—	2.1	—	33.7
Income tax expense	62.0	0.2	(1.6)	0.1	60.7
Net income (loss)	$171.5	$45.8	$(2.0)	$(0.1)	$215.2
Investment in unconsolidated affiliates (at historical cost)	$—	$1,295.8	$—	$—	$1,295.8
Total assets	$7,704.0	$1,311.3	$172.2	$(43.3)	$9,144.2

Nine Months Ended September 30, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,926.9	$—	$—	$—	$1,926.9
Cost of sales	869.6	—	—	—	869.6
Other operation and maintenance	343.1	0.7	(11.9)	—	331.9
Depreciation and amortization	198.7	—	8.5	—	207.2
Taxes other than income	63.1	—	3.4	—	66.5
Operating income (loss)	452.4	(0.7)	—	—	451.7
Equity in earnings of unconsolidated affiliates	—	131.9	—	—	131.9
Other income (expense)	4.5	—	(0.8)	(0.2)	3.5
Interest expense	106.7	—	6.0	(0.2)	112.5
Income tax expense	95.3	49.6	(7.7)	—	137.2
Net income (loss)	$254.9	$81.6	$0.9	$—	$337.4
Investment in unconsolidated affiliates (at historical cost)	$—	$1,311.1	$—	$—	$1,311.1
Total assets	$8,003.1	$1,427.2	$204.1	$(171.7)	$9,462.7

Nine Months Ended September 30, 2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,753.3	$630.4	$—	$(24.9)	$2,358.8
Cost of sales	733.6	489.0	—	(26.0)	1,196.6
Other operation and maintenance	318.0	60.9	(6.7)	—	372.2
Depreciation and amortization	185.8	36.8	9.1	—	231.7
Taxes other than income	63.9	10.5	3.7	—	78.1
Operating income (loss)	452.0	33.2	(6.1)	1.1	480.2
Equity in earnings of unconsolidated affiliates	—	64.5	—	—	64.5
Other income (expense)	9.5	8.9	(4.0)	(0.5)	13.9
Interest expense	96.0	10.6	6.1	(0.5)	112.2
Income tax expense	102.0	16.5	(8.9)	0.6	110.2
Net income (loss)	263.5	79.5	(7.3)	0.5	336.2
Less: Net income attributable to noncontrolling interest	—	6.6	—	(0.4)	6.2
Net income attributable to OGE Energy	$263.5	$72.9	$(7.3)	$0.9	$330.0
Investment in unconsolidated affiliates (at historical cost)	$—	$1,295.8	$—	$—	$1,295.8
Total assets	$7,704.0	$1,311.3	$172.2	$(43.3)	$9,144.2

12.	Commitments and Contingencies

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

OG&E Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through December 2016. As a participant in the SPP integrated marketplace, OG&E now purchases a relatively small percentage of its supply through term gas agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP market.

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
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where briefing is currently scheduled to be completed before the end of 2014.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, the FERC accepted the settlement making it effective as of March 1, 2014. OG&E believes the reduction in revenue will be approximately $1.0 million per year for the term of the agreement, which ends June 30, 2015.

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

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas. The Commissions’ rules provide for an update of OG&E’s triennial plan in the event of a significant change in the underlying assumptions used in the previous plan. The current Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings, OG&E submitted its revised Integrated Resource Plans to the OCC on August 4, 2014 and to the APSC on September 8, 2014.
Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled for March 2015. OG&E plans to file applications in the fourth quarter of 2014 seeking related approvals from the APSC. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.
Fuel Adjustment Clause Review for Calendar Year 2013

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2014, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2013, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on September 29, 2014. A procedural schedule has not been established as of this date. OG&E expects an order in the second quarter of 2015.
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

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

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

On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At September 30, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

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

OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units may produce output that differs from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Overview

Company Strategy

The Company's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure, through its equity interest in Enable, and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business, through its equity interest in Enable, while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses. Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate of five to seven percent on a weather-normalized basis, maintaining a strong credit rating as well as increasing the dividend to meet the Company's dividend payout objectives.  The Company is targeting dividend increases of approximately 10% annually through 2019.  The targeted annual increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets, the composition of the Company's assets and investment opportunities and the growth in distributions from its investment in Enable. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

Summary of Operating Results
Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013

Net income attributable to OGE Energy was $187.3 million, or $0.94 per diluted share, during the three months ended September 30, 2014 as compared to $215.2 million, or $1.08 per diluted share, during the same period in 2013. The decrease in net income attributable to OGE Energy of $27.9 million, or $0.14 per diluted share, during the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to:

•
a decrease in net income at OG&E of $14.2 million, or 8.3 percent, or $0.07 per diluted share of the Company's common stock, reflecting a decrease in gross margin related to milder weather compared to 2013 as well as higher operating expenses. Also negatively impacting net income was an increase in interest expense related to the issuance of debt and an increase in depreciation expense due to additional assets being placed into service in 2014. Partially offsetting these items was an increase in wholesale transmission revenues, a decrease in spending on system hardening and a decrease in the amortization of the pension regulatory asset;

•
a decrease in net income attributable to OGE Holdings of $17.6 million, or $0.09 per diluted share of the Company's common stock, due to a reduction in deferred state income taxes in 2013 associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable; and

•
an increase in net income attributable to OGE Energy of $3.9 million, or $0.02 per diluted share of the Company's common stock, primarily due to a decrease in losses for the deferred compensation plan.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

Net income attributable to OGE Energy was $337.4 million, or $1.69 per diluted share, during the nine months ended September 30, 2014 as compared to $330.0 million, or $1.66 per diluted share, during the same period in 2013. The increase in net income attributable to OGE Energy of $7.4 million, or $0.03 per diluted share, during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to:

•
a decrease in net income at OG&E of $8.6 million, or 3.3 percent, or $0.04 per diluted share of the Company's common stock, reflecting a decrease in gross margin related to milder weather compared to 2013 as well as higher operating expenses. Also negatively impacting net income was an increase in interest expense related to the issuance of debt and an increase in depreciation expense due to additional assets being placed into service in 2014. Partially offsetting these items was an increase in wholesale transmission revenues and a decrease in employee benefits;

•
an increase in net income attributable to OGE Holdings of $8.7 million, or $0.04 per diluted share of the Company's common stock, due to the accretive effect to OGE Holdings of Enable partially offset by a reduction in deferred state income taxes in 2013 associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable; and

•
an increase in net income attributable to OGE Energy of $7.3 million, or $0.03 per diluted share of the Company's common stock, primarily due to transaction expenses related to the formation of Enable during 2013 and a decrease in losses for the deferred compensation plan.

2014 Outlook

The Company estimates 2014 consolidated earnings guidance to be at the low end of the previously issued earnings guidance between $388 million to $411 million of net income, or $1.94 to $2.06 per average diluted share. OG&E is projected to be below the previously issued guidance of approximately $292 million to $303 million or $1.46 to $1.52 per average diluted share in 2014, due to lower revenues associated with mild summer weather.  The previously issued earnings guidance for equity earnings in Enable and the holding company remains unchanged. 2014 consolidated earnings guidance assumes normal weather for the remainder of the year and the dilution associated with the initial public offering of Enable.  See the Company's 2013 Form 10-K for other key factors and assumptions underlying its 2014 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2014 as compared to the same period in 2013 and the Company's consolidated financial position at September 30, 2014. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2014	2013	2014	2013
Net income attributable to OGE Energy	$187.3	$215.2	$337.4	$330.0
Basic average common shares outstanding	199.3	198.4	199.1	198.1
Diluted average common shares outstanding	200.2	199.7	199.9	199.3
Basic earnings per average common share attributable to OGE Energy common shareholders	$0.94	$1.08	$1.69	$1.67
Diluted earnings per average common share attributable to OGE Energy common shareholders	$0.94	$1.08	$1.69	$1.66
Dividends declared per common share	$0.25	$0.20875	$0.70	$0.62625

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net income attributable to OGE Energy
OG&E (Electric Utility)	$157.3	$171.5	$254.9	$263.5
OGE Holdings (Natural Gas Midstream Operations)	28.2	45.8	81.6	72.9
Other Operations (A)	1.8	(2.1)	0.9	(6.4)
Consolidated net income attributable to OGE Energy	$187.3	$215.2	$337.4	$330.0

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Operating revenues	$754.7	$723.2	$1,926.9	$1,753.3
Cost of sales	305.3	273.0	869.6	733.6
Other operation and maintenance	111.0	105.9	343.1	318.0
Depreciation and amortization	69.4	62.5	198.7	185.8
Taxes other than income	20.6	20.8	63.1	63.9
Operating income	248.4	261.0	452.4	452.0
Allowance for equity funds used during construction	1.1	1.7	3.0	4.4
Other income (loss)	2.4	2.9	3.0	6.4
Other expense	0.6	0.5	1.5	1.3
Interest expense	35.3	31.6	106.7	96.0
Income tax expense	58.7	62.0	95.3	102.0
Net income	$157.3	$171.5	$254.9	$263.5
Operating revenues by classification
Residential	$300.9	$307.6	$738.6	$709.9
Commercial	181.1	176.2	454.2	428.2
Industrial	67.7	66.8	174.5	171.0
Oilfield	54.6	51.1	146.4	135.9
Public authorities and street light	68.3	67.7	172.3	165.3
Sales for resale	13.3	15.9	41.3	45.7
System sales revenues	685.9	685.3	1,727.3	1,656.0
Off-system sales revenues	25.8	5.8	78.0	11.2
Other	43.0	32.1	121.6	86.1
Total operating revenues	$754.7	$723.2	$1,926.9	$1,753.3
Reconciliation of gross margin to revenue:
Operating revenues	$754.7	$723.2	$1,926.9	$1,753.3
Cost of sales	305.3	273.0	869.6	733.6
Gross Margin	$449.4	$450.2	$1,057.3	$1,019.7
Megawatt-hour sales by classification (In millions)
Residential	2.8	2.9	7.3	7.2
Commercial	2.0	2.0	5.5	5.3
Industrial	1.1	1.1	2.9	3.0
Oilfield	0.9	0.9	2.6	2.5
Public authorities and street light	0.8	0.9	2.4	2.4
Sales for resale	0.3	0.4	0.8	1.0
System sales	7.9	8.2	21.5	21.4
Off-system sales	0.7	0.1	1.9	0.3
Total sales	8.6	8.3	23.4	21.7
Number of customers	812,546	804,521	812,546	804,521
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.858	3.758	4.718	3.838
Coal	2.159	2.290	2.148	2.293
Total fuel	2.592	2.746	2.818	2.792
Total fuel and purchased power	3.429	3.077	3.546	3.164
Degree days (A)
Heating - Actual	10	3	2,280	2,168
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,293	1,418	1,985	2,018
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013
OG&E's operating income decreased $12.6 million, or 4.8 percent, during the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to higher other operation and maintenance expense, higher depreciation and amortization and a decrease in gross margin reflecting milder weather compared to 2013
Gross Margin
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

Operating revenues were $754.7 million during the three months ended September 30, 2014 as compared to $723.2 million during the same period in 2013, an increase of $31.5 million, or 4.4 percent. Cost of sales were $305.3 million during the three months ended September 30, 2014 as compared to $273.0 million during the same period in 2013, an increase of $32.3 million, or 11.8 percent. Gross margin was $449.4 million during the three months ended September 30, 2014 as compared to $450.2 million during the same period in 2013, a decrease of $0.8 million, or 0.2 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Quantity variance (primarily weather)	$(13.6)
Price variance (A)	(2.4)
Non-residential demand and related revenues	(0.8)
Other	(0.2)
New customer growth	5.1
Wholesale transmission revenue (B)	11.1
Change in gross margin	$(0.8)

(A)
Decreased primarily due to lower rider revenues primarily from the Oklahoma Crossroads rider, the Oklahoma System Hardening rider and the Oklahoma Smart Grid rider, in addition to decreases related to sales/customer mix, and the reduction in average rate due to weather impacts, partially offset by higher rider revenue from the Oklahoma Demand Program rider and the Oklahoma Storm Recovery rider.

(B)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $162.5 million during the three months ended September 30, 2014 as compared to $200.0 million during the same period in 2013, a decrease of $37.5 million, or 18.8 percent, primarily due to a decrease in higher-cost natural gas generation. Purchased power costs were $134.1 million during the three months ended September 30, 2014 as compared to $66.6 million during the same period in 2013, an increase of $67.5 million, or 101.4 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $8.7 million during the three months ended September 30, 2014 as compared to $6.4 million during the same period in 2013, an increase of $2.3 million, or 35.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.
Operating Expenses

Other operation and maintenance expense was $111.0 million during the three months ended September 30, 2014 as compared to $105.9 million during the same period in 2013, an increase of $5.1 million, or 4.8 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants	$2.1
Employee medical and dental expenses	1.3
Reduction in capitalized labor (A)	1.0
Other marketing, sales and commercial (B)	1.0
Regular salaries and wages	1.0
Contract technical & construction services	0.8
Other	0.1
Vegetation management (C)	(1.0)
Incentive compensation expense	(1.2)
Change in other operation and maintenance expense	$5.1

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(C)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

Depreciation and amortization expense was $69.4 million during the three months ended September 30, 2014 as compared to $62.5 million during the same period in 2013, an increase of $6.9 million, or 11.0 percent, primarily due to additional assets being placed in service along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information

Interest Expense. Interest expense was $35.3 million during the three months ended September 30, 2014 as compared to $31.6 million during the same period in 2013, an increase of $3.7 million, or 11.7 percent, primarily due to a $1.4 million increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $2.0 million increase primarily due to a reduction in 2013 interest related to tax matters.

Income Tax Expense. Income tax expense was $58.7 million during the three months ended September 30, 2014 as compared to $62.0 million during the same period in 2013, a decrease of $3.3 million, or 5.3 percent, reflecting lower pretax income partially offset by an increase in income tax expense due to a reduction in state tax credits recognized.
Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013
OG&E's operating income increased $0.4 million, or 0.1 percent, during the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to higher gross margin, which was partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.

Operating revenues were $1,926.9 million during the nine months ended September 30, 2014 as compared to $1,753.3 million during the same period in 2013, an increase of $173.6 million, or 9.9 percent. Cost of sales were $869.6 million during the nine months ended September 30, 2014 as compared to $733.6 million during the same period in 2013, an increase of $136.0 million, or 18.5 percent. Gross margin was $1,057.3 million during the nine months ended September 30, 2014 as compared to $1,019.7 million during the same period in 2013, an increase of $37.6 million, or 3.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale Transmission revenue (A)	$35.9
New customer growth	10.3
Non-residential demand and related revenues	0.9
Other	(1.2)
Price variance (B)	(1.8)
Quantity variance (primarily weather)	(6.5)
Change in gross margin	$37.6

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)
Decreased due to lower rider revenues primarily from the Oklahoma Crossroads rider, the Oklahoma System Hardening rider, the Oklahoma Smart Grid rider and the Arkansas Crossroads rider in addition to decreases related to sales/customer mix, and the reduction in average rate due to weather impacts, partially offset by higher rider revenues from the Oklahoma Demand Program rider, the Oklahoma Storm Recovery rider and the Arkansas Demand Program rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $508.8 million during the nine months ended September 30, 2014 as compared to $517.3 million during the same period in 2013, a decrease of $8.5 million, or 1.6 percent, primarily due to a decrease in higher-cost natural gas generation partially offset by higher natural gas prices and an increase in coal generation. Purchased power costs were $334.9 million during the nine months ended September 30, 2014 as compared to $197.4 million during the same period in 2013, an increase of $137.5 million, or 69.7 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $25.9 million during the nine months ended September 30, 2014 as compared to $18.9 million during the same period in 2013, an increase of $7.0 million, or 37.0 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $343.1 million during the nine months ended September 30, 2014 as compared to $318.0 million during the same period in 2013, an increase of $25.1 million, or 7.9 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$9.9
Reduction in capitalized labor (B)	8.0
Contract professional services (primarily marketing services)	4.4
Corporate overhead and allocations (C)	3.9
Other marketing, sales and commercial (D)	2.9
Software expense (E)	2.0
Fees, permits and licenses (F)	1.3
Contract technical and construction services	1.2
Salaries and wages (G)	(0.9)
Other	(0.4)
Vegetation management (H)	(2.9)
Employee benefits (I)	(4.3)
Change in other operation and maintenance expense	$25.1

(A)	Increased as a result of routine maintenance typically performed in the first quarter that was delayed until the fourth quarter of 2013 and continued into 2014.

(B)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(C)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(D)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(E)	Increased as a result of higher expenditures related to Smart Grid software.

(F)	Increased primarily due to higher SPP administration and assessment fees.

(G)	Decreased primarily due to lower incentive compensation offset by higher regular salaries and wages.

(H)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

(I)	Decreased primarily due to lower pension expense, postretirement medical expense and worker's compensation expense.

Depreciation and amortization expense was $198.7 million during the nine months ended September 30, 2014 as compared to $185.8 million during the same period in 2013, an increase of $12.9 million, or 6.9 percent, primarily due to additional assets being placed in service along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014. These were offset by the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Other Income. Other income was $3.0 million during the nine months ended September 30, 2014 as compared to $6.4 million during the same period in 2013, a decrease of $3.4 million or 53.1 percent, primarily due to decreased margins recognized in the guaranteed flat bill program during 2014 as a result of cooler weather in the first quarter as compared to the same period in 2013.

Interest Expense. Interest expense was $106.7 million during the nine months ended September 30, 2014 as compared to $96.0 million during the same period in 2013, an increase of $10.7 million, or 11.1 percent, primarily due to a $8.0 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014 along with a $2.1 million increase reflecting a reduction in 2013 interest expense related to tax matters.

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $3.0 million during the nine months ended September 30, 2014 as compared to $4.4 million during the same period in 2013, a decrease of $1.4 million or 31.8 percent, primarily due to lower construction work in progress balances resulting from transmission projects being placed in service in 2014.

Income Tax Expense. Income tax expense was $95.3 million during the nine months ended September 30, 2014 as compared to $102.0 million during the same period in 2013, a decrease of $6.7 million or 6.6 percent. The reduction reflects lower pretax income and an increase in Federal tax credits recognized, partially offset by an increase in income tax expense due to a reduction in state tax credits recognized.
OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Operating revenues	$—	$—	$—	$630.4
Cost of sales	—	—	—	489.0
Other operation and maintenance	0.3	—	0.7	60.9
Depreciation and amortization	—	—	—	36.8
Taxes other than income	—	—	—	10.5
Operating income	(0.3)	—	(0.7)	33.2
Equity in earnings of unconsolidated affiliates	44.7	46.0	131.9	64.5
Other income	—	—	—	10.2
Other expense	—	—	—	1.3
Interest expense	—	—	—	10.6
Income before taxes	44.4	46.0	131.2	96.0
Income tax expense	16.2	0.2	49.6	16.5
Net income	28.2	45.8	81.6	79.5
Less: Net income attributable to noncontrolling interests	—	—	—	6.6
Net income attributable to OGE Holdings	$28.2	$45.8	$81.6	$72.9

Enable Midstream Partners Operating Data during the Three and Nine Months Ended September 30, 2014

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Gathered volumes - TBtu/d (A)	3.32	3.48	3.34	3.50
Transportation volumes - TBtu/d	4.55	4.53	5.02	4.55
Natural gas processed - TBtu/d	1.60	1.49	1.52	1.46
NGLs sold - million gallons/d (B)	68.86	63.35	69.61	61.94

(A)	Excludes volumes billed under throughput agreements.
(B) Excludes condensate. Includes third party processing.

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable (26.3 percent as of September 30, 2014) which is being accounted for using the equity method of accounting. Prior to May 1, 2013, the Company reported the results of Enogex Holdings in the natural gas midstream operations segment.

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013
OGE Holding's net income for the three months ended September 30, 2014 as compared to the same period in 2013 decreased $17.6 million, or 38.4 percent, primarily due to a $16.0 million increase in income tax expense reflecting a reduction in deferred state income taxes in 2013, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable, and to a lesser extent a $1.3 million decrease in equity in earnings of Enable. The decrease in equity in earnings of Enable reflected a $1.3 million increase in the Company's share of Enable's net income as a result of an improved operating performance of Enable driven by higher margins in the gathering and processing business primarily due to higher processed volumes in the Anadarko and Ark-La-Tex basins, which was more than offset by a $2.6 million decrease in the amortization of the basis difference and fair value adjustments as illustrated in the table below, entitled "Reconciliation of Equity in Earnings of Unconsolidated Affiliates".

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013
Due to deconsolidation of Enogex LLC on May 1, 2013, the Company recorded no operating income for this segment for the five-month period from May 1, 2013 through September 20, 2013. Earnings in this five-month period reflect the Company's equity interest in Enable's results, which are recorded in equity in earnings of unconsolidated affiliate, and the related tax effect. The table set forth below illustrates the impact of the operating results of Enable for the nine months ended September 30, 2014 as compared to the combined results of Enogex LLC for the four months ended April 30, 2013 and Enable for the five months from May 1, 2013 to September 30, 2013.

	Enable Midstream Partners (Equity Method - Nine Months Ended September 30, 2014)	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Five Months Ended September 30, 2013)	Total (Nine Months Ended September 30, 2013)
(In millions)
Operating revenues	$—	$630.4	$—	$630.4
Cost of sales	—	489.0	—	489.0
Operating expenses	0.7	108.2	—	108.2
Operating income	(0.7)	33.2	—	33.2
Equity in earnings of unconsolidated affiliates	131.9	—	64.5	64.5
Other income/(expense)	—	8.9	—	8.9
Interest expense	—	10.6	—	10.6
Earnings before taxes	131.2	31.5	64.5	96.0
Income tax expense	49.6	9.4	7.1	16.5
Net income	81.6	22.1	57.4	79.5
Less: net income attributable to noncontrolling interests	—	6.6	—	6.6
Net income attributable to OGE Energy	$81.6	$15.5	$57.4	$72.9

OGE Holding's net income for the nine months ended September 30, 2014 as compared to the same period in 2013 increased $8.7 million, or 11.9 percent, primarily due to the accretive effect to OGE Holdings of Enable as well as improvements in the operating performance of Enable reflecting higher margins in the gathering and processing business primarily due to higher processed volumes in the Anadarko basin, and higher margins in the transportation and storage primarily driven by higher system optimization opportunities resulting from higher natural gas prices, higher rates on transportation services for local distribution companies and higher natural gas liquid sales resulting from higher volumes and prices. These improvements were partially offset by a $16.0 million increase in income tax expense reflecting a reduction in deferred state income taxes in 2013 associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable.

Income Tax Expense. Income tax expense was $16.2 million during the three months ended September 30, 2014 as compared to $0.2 million during the same period in 2013, an increase of $16.0 million primarily due to a reduction in deferred state income taxes in 2013 associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable. Income tax expense was $49.6 million during the nine months ended September 30, 2014 as compared to $16.5 million during the same period in 2013, an increase of $33.1 million primarily due to higher pre-tax income and a reduction in deferred state income taxes in 2013 associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable.

Enable Midstream Partners Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In millions)
Operating revenues	$803.0	$796.0	$2,632.0	$1,298.0
Cost of sales	439.0	458.0	1,550.0	753.0
Operating income	152.0	132.0	452.0	207.0
Net income attributable to Enable	139.0	123.0	408.0	188.0

Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the IPO in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $1.0 billion as of September 30, 2014.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

OGE's share of Enable Net Income	$36.4	$35.1	$111.1	$53.6
Amortization of basis difference	3.4	5.9	10.4	5.9
Elimination of Enogex Holdings fair value and other adjustments	4.9	5.0	10.4	5.0
OGE's Equity in earnings of unconsolidated affiliates	$44.7	$46.0	$131.9	$64.5

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $317.1 million and $250.5 million at September 30, 2014 and December 31, 2013, respectively, an increase of $66.6 million, or 26.6 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal rates in September 2014 as compared to December 2013.

The balance of Fuel Inventories was $45.4 million and $74.4 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $29.0 million, or 39.0 percent, primarily due to lower coal inventory balances at OG&E's coal fired plants resulting from higher generation related to OG&E's participation in the Integrated Market along with lower deliveries due to market constraints.

The balance of Deferred Income Tax assets was $168.2 million and $215.8 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $47.6 million, or 22.1 percent, primarily due to a decrease in deferred income taxes reflecting the expected utilization of net operating losses partially offset by an increase in federal tax credits related to wind farms.

The balance of Fuel Clause Under Recoveries was $84.3 million and $26.2 million at September 30, 2014 and December 31, 2013, respectively, an increase of $58.1 million, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $143.1 million and $251.0 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $107.9 million, or 43.0 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Accrued Taxes was $56.1 million and $39.9 million at September 30, 2014 and December 31, 2013, respectively, an increase of $16.2 million, or 40.6 percent, primarily due to ad valorem tax accruals and payments.

The balance of Accrued Interest was $32.9 million and $43.4 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $10.5 million, or 24.2 percent, primarily due to the timing of interest payments on long-term debt in 2014 partially offset by additional interest accrued on long-term debt reflecting a $250 million debt issuance in March 2014.

The balance of Accrued Compensation was $43.6 million and $56.9 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $13.3 million, or 23.4 percent, primarily resulting from the payment of incentive compensation for Enable employees related to 2013 as well as lower levels of accrued incentive compensation.

The balance of Other Current Liabilities was $59.8 million and $47.4 million at September 30, 2014 and December 31, 2013, respectively, an increase of $12.4 million, or 26.2 percent, related to the over recovery of various rate riders, primarily the Crossroads Wind Farm rider.

Cash Flows

	Nine Months Ended
	September 30,		2014 vs. 2013
(In millions)	2014	2013	$ Change	% Change
Net cash provided from operating activities	$466.5	$351.2	$115.3	32.8%
Net cash used in investing activities	(427.3)	(739.4)	312.1	42.2%
Net cash provided from financing activities	(46.0)	386.4	(432.4)	111.9%

Operating Activities

The increase of $115.3 million, or 32.8 percent, in net cash provided from operating activities during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to:

•	the absence of fuel refunds to customers during the nine months ended September 2014, partially offset by fuel under recoveries in the same period;

•	increase in cash received during the nine months ended September 30, 2014 from transmission revenue; and

•	cash distributions received from Enable in excess of cash distributions and cash provided from the operating activities of Enogex Holdings in 2013.

Investing Activities

The decrease of $312.1 million, or 42.2 percent, in net cash used in investing activities during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to lower levels of capital expenditures due to the deconsolidation of Enogex Holdings and a decrease in transmission projects at OG&E.

Financing Activities

The decrease of $432.4 million, or 111.9 percent, in net cash provided from financing activities during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the payment of $140 million in long-term debt during the third quarter of 2014, advances with unconsolidated affiliates, contributions from non-controlling interest partners and a decrease in short-term debt.

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

(In millions)	2014	2015	2016	2017	2018
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	185	190	175	175	175
OG&E Base Generation	115	90	75	75	75
OG&E Other	30	40	25	25	25
Total Base Transmission, Distribution, Generation and Other	365	350	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	45	20	20	20	20
Balanced Portfolio 3E Projects (B)	20	—	—	—	—
SPP Priority Projects (B)(C)	80	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	5	30	30	25	10
Total Transmission Projects	150	50	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners (D)	20	25	20	10	—
Environmental - activated carbon injection (D)	10	10	5	—	—
Environmental - combustion turbines (D)(E)	5	15	45	175	140
Environmental - natural gas conversion (D)	5	—	—	20	55
Environmental - scrubbers (D)(E)	10	60	115	75	215
Total Other Projects	75	120	195	280	410
Total Known and Committed Projects	225	170	245	325	440
Total	$590	$520	$550	$630	$745
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 13 of Notes to Condensed Financial Statements under "Environmental Compliance Plan" in Item 1 of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q,

(E)	Planned environmental expenditures in 2019 are $35 million and $55 million for combustion turbines and scrubbers, respectively.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based on their impact upon achieving the Company's financial objectives.

Pension and Postretirement Benefit Plans

On October 27, 2014, the Society of Actuaries released updated pension plan mortality tables and projection scales. The Company utilizes these tables in the determination of its pension and other postretirement plan liabilities. While the Company cannot currently quantify the impact, utilization of the updated mortality tables will likely increase its pension and other postretirement plan liabilities as the updated tables anticipate increases in longevity from the tables currently utilized. The Company expects to record the impact of the new mortality tables in the fourth quarter of 2014. Increases to the liabilities will be recorded as an increase to Accumulated Other Comprehensive Loss, except for the portion relating to OG&E, which will be recorded as a regulatory asset.

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

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with the Company's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of the Company's short-term borrowings, but a reduction in the Company's credit ratings by itself would not result in any defaults or accelerations.  Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At September 30, 2014, the Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $411.4 million and $439.6 million at September 30, 2014 and December 31, 2013, respectively. The weighted-average interest rate on short-term debt at September 30, 2014 was 0.29 percent.  The average balance of short-term debt during the nine months ended September 30, 2014 was $451.8 million at a weighted-average interest rate of 0.29 percent. The maximum month-end balance of short-term debt during the nine months ended September 30, 2014 was $562.7 million. At September 30, 2014, there were $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent. At September 30, 2014, the Company had $736.6 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. OG&E has requested renewal of this authority for an additional two-year period and expects to receive approval prior to the expiration of its current authority.  At September 30, 2014, the Company had $0.0 million in cash and cash equivalents.  See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150 million ($750 million for the Company and $400 million for OG&E). Each of the facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of those extensions to extend the maturity of their respective credit facility from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of September 30, 2014, commitments of a single existing lender with respect to approximately $16.3 million and $8.7 million of the Company’s and OG&E’s credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

Expected Issuance of Long-Term Debt

The Company expects to issue up to $100 million of long-term debt in the fourth quarter of 2014, depending on market conditions, in connection with the refinancing of its $100 million of 5 percent Senior Notes due November 15, 2014.

OG&E expects to issue up to $250 million of long-term debt in the fourth quarter of 2014 or first quarter of 2015, depending on market conditions, to fund capital expenditures, repay debt and for general corporate purposes.

Quarterly Distributions by Enable

Pursuant to the Enable Agreement, during the third quarter Enable made distributions of approximately $33.6 million to the Company.
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

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Air

Regional Haze Control Measures

The EPA's 2005 regional haze rule is intended to protect visibility in certain national parks and wilderness areas throughout the United States that may be impacted by air pollutant emissions. On February 18, 2010, Oklahoma submitted its SIP to the EPA, which set forth the state's plan for compliance with the regional haze rule. The SIP was subject to the EPA's review and approval.

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

On December 28, 2011, the EPA issued a final rule in which it rejected the SO2 portion of the Oklahoma SIP and issued a FIP in its place. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the US Supreme Court ended on May 27, 2014 when the Supreme Court denied Petition for Certiorari, upholding the EPA's FIP for SO2. The FIP compliance date is now January 4, 2019.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled for March 2015. OG&E plans to file applications in the fourth quarter of 2014 seeking related approvals from the APSC. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.

Cross-State Air Pollution Rule

In August 2011, the EPA published its Cross-State Air Pollution Rule that would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. In December 2011, the EPA published a supplemental Cross-State Air Pollution Rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. In response to legal challenge of the final rule, on December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the Court of Appeals. On October 23, 2014, the Court of Appeals for the District of Columbia Circuit granted the EPA's request that the court lift the stay of the Cross-State Air Pollution Rule. The EPA has not yet clarified the compliance requirements under the underlying Cross-State Air Pollution Rule and the supplemental rule.

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
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where briefing is currently scheduled to be completed before the end of 2014.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Climate Change and Greenhouse Gas Emissions
In January 2014, the EPA published reproposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. The EPA published proposed standards for existing units on June 18, 2014, and is anticipated to finalize those guidelines by June 1, 2015. As proposed by the rule, states must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA between June 2016 or June 2018 depending on whether they choose to develop a compliance plan as an individual state or as a group of states. In Oklahoma, the proposal targets a 43 percent reductions in the carbon emissions rate from existing sources. The Company is continuing to review the rule.

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

Water

In March 2011, the EPA proposed rules to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E is currently evaluating the impacts of the final rule and plans to seek state approval of the compliance plan as required in 2015, at which point in time OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule.

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

Item 6.  Exhibits.

Exhibit No.	Description
10.01
Letter of extension dated as of September 8, 2014 for the Company's credit agreement dated as of December 13, 2011, by and between the Company, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent.

10.02
Letter of extension dated as of September 8, 2014 for the OG&E's credit agreement dated as of December 13, 2011, by and between the Company, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent.

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

November 5, 2014