Form 10-K
period 2014-12-31
OGE ENERGY CORP.
filed 2015-02-26
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $7,749,203,331 based on the number of shares held by non-affiliates (198,290,771) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $39.08.
At January 30, 2015, there were 199,481,971 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2015 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
BART	Best available retrofit technology
Bcf	Billion cubic feet
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned Subsidiary of CenterPoint Energy, Inc.
Code	Internal Revenue Code of 1986
Company	OGE Energy Corp, collectively with its subsidiaries and Enable Midstream Partners
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight Group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex, LLC	Enogex, LLC collectively with its subsidiaries (effective June 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy Corp
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy Corp, parent company of Enogex Holdings (prior to May 1, 2013) and 26.3 percent owner of Enable Midstream Partners
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Regional Haze	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

PART I

Item 1. Business.

THE COMPANY

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20% and 50% and has the ability to exercise significant influence.   The Company was incorporated in August 1995 in the state of Oklahoma and its principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC.  OG&E was incorporated in 1902 under the laws of the Oklahoma Territory, and is a wholly owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment currently represents the Company's investment in Enable through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings.

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company's contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

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

On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At December 31, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

On January 26, 2015, Enable announced a quarterly dividend distribution of $0.30875 per unit on its outstanding common and subordinated units, representing an increase of approximately 2.1 percent over the prior quarter distribution. Enable's gross margins are affected by commodity price movements. Based on forward commodity prices, Enable expects to see a change in producer activity that will affect its future distribution growth rate. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.”

Company Strategy

The Company's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and interest in a publicly traded midstream company, while providing competitive energy products and services to customers as well as seeking growth opportunities in both businesses.

OG&E is focused on:

•	Providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity.

•
Providing safe, reliable energy to the communities and customers we serve. A particular focus is on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments.

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Expanding transmission investments beyond traditional opportunities.

•	Executing on the Company’s Environmental Compliance Plan.

•	Ensuring we have the necessary mix of generation resources to meet the long term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate for OG&E of three to five percent on a weather-normalized basis, maintaining a strong credit rating as well as targeting dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities.  The Company also relies on cash distributions from its investment in Enable to fund its capital needs and support future dividend growth. The cash distributions from Enable are expected to grow 3 percent to 7 percent in 2015 from the fourth quarter 2014 distribution. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

ELECTRIC OPERATIONS - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. As of December 31, 2014, two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma and 26 in Arkansas. OG&E derived 90 percent of its total electric operating revenues in 2014 from sales in Oklahoma and the remainder from sales in Arkansas.

OG&E's system control area peak demand in 2014 was 6,339 MWs on August 25, 2014. OG&E's load responsibility peak demand was 5,813 MWs on August 25, 2014. As reflected in the table below and in the operating statistics that follow, there were 28.0 million MWH system sales in 2014, 28.2 million MWH system sales in 2013 and 28.0 million MWH system sales in 2012. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2014	2014 vs. 2013 Decrease	2013	2013 vs. 2012 Increase	2012
System sales - millions of MWHs	28.0	(0.7)%	28.2	0.7%	28.0

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.
Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. Our ability to maintain relatively low cost, efficient and reliable operations is a significant determinate of our competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2014	2013	2012
ELECTRIC ENERGY (Millions of MWH)
Generation (exclusive of station use)	22.8	24.2	26.3
Purchased	8.8	6.3	5.0
Total generated and purchased	31.6	30.5	31.3
OG&E use, free service and losses	(1.4)	(1.9)	(1.9)
Electric energy sold	30.2	28.6	29.4
ELECTRIC ENERGY SOLD (Millions of MWH)
Residential	9.4	9.4	9.1
Commercial	7.2	7.1	7.0
Industrial	3.8	3.9	4.0
Oilfield	3.4	3.4	3.3
Public authorities and street light	3.2	3.2	3.3
Sales for resale	1.0	1.2	1.3
System sales	28.0	28.2	28.0
Off-system sales	2.2	0.4	1.4
Total sales	30.2	28.6	29.4
ELECTRIC OPERATING REVENUES (In millions)
Residential	$925.5	$901.4	$878.0
Commercial	583.3	554.2	523.5
Industrial	224.5	220.6	206.8
Oilfield	188.3	176.4	163.4
Public authorities and street light	220.3	214.3	202.4
Sales for resale	52.9	59.4	54.9
System sales revenues	2,194.8	2,126.3	2,029.0
Off-system sales revenues	94.1	14.7	36.5
Other	164.2	121.2	75.7
Total operating revenues	$2,453.1	$2,262.2	$2,141.2
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	697,048	690,390	683,214
Commercial	91,966	90,279	88,772
Industrial	2,901	2,921	2,957
Oilfield	6,460	6,431	6,426
Public authorities and street light	16,581	16,877	16,695
Sales for resale	26	42	46
Total	814,982	806,940	798,110
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,334.05	$1,312.59	$1,292.11
Average annual use (kilowatt-hour)	13,540	13,718	13,477
Average price per kilowatt-hour (cents)	$9.85	$9.57	$9.59

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2014, 84 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and eight percent to the FERC.

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

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, the FERC accepted the settlement making it effective March 1, 2014.  The reduction in revenue for 2014 was $0.9 million.

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

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas at OG&E's discretion. The prior Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings, OG&E submitted its revised Integrated Resource Plans, which included its environmental compliance plan described below, to the OCC on August 4, 2014 and to the APSC on September 8, 2014.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are facilities subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) after November 13, 2012. On May 29, 2013, the Governor signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kilovolts that interconnect to those incumbent owners' existing facilities. OG&E believes this law is consistent with the language of Order No. 1000. On August 15, 2014, the U.S. Court of Appeals for the D.C. Circuit issued an order denying all appeals of Order No. 1000.

The FERC has issued two orders on the SPP's Order No. 1000 compliance filings. In its most recent order, issued October 16, 2014, the FERC confirmed that “right of first refusal” language should be removed from the SPP tariff and Membership Agreement as applied to most transmission facilities, but that several types of facilities would remain subject to a right of first refusal. Projects that retained the right of first refusal included facilities that would operate below 100 kilovolts, facilities selected as part of the SPP’s Aggregate Study process, and short-term reliability projects. The FERC also approved SPP’s new competitive solicitation process for projects that are not subject to a right of first refusal. FERC found that SPP may consider state and local laws and regulations when deciding whether SPP will hold a competitive solicitation for a proposed project. On December 15, 2014, OG&E filed an appeal in the District of Columbia Circuit Court of Appeals of a portion of the October 2014 FERC order requiring removal of the right of first refusal language from the Membership Agreement. The court has not yet acted on OG&E's appeal.

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

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled to commence on March 3, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the first quarter of 2015 seeking related approvals from the APSC.
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

Regulatory Assets and Liabilities
OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.

At December 31, 2014 and 2013, OG&E had regulatory assets of $508.6 million and $427.9 million, respectively, and regulatory liabilities of $287.4 million and $254.4 million, respectively. See Note 1 of Notes to Consolidated Financial Statements for a further discussion.
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

Fuel Supply and Generation
In 2014, 61 percent of the OG&E-generated energy was produced by coal-fired units, 32 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,845 total MW capability reflected in the table under Item 2. Properties, 3,880 MWs, or 57 percent, are from natural gas generation, 2,516 MWs, or 37 percent, are from coal generation and 449 MWs, or six percent, are from wind generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In Kilowatt-Hour - cents)	2014	2013	2012	2011	2010
Natural gas	4.506	3.905	2.930	4.328	4.638
Coal	2.152	2.273	2.310	2.064	1.911
Weighted average	2.752	2.784	2.437	2.897	3.012
The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, offset by higher natural gas prices. The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2011 as compared to 2010 was primarily due to lower natural gas prices and less natural gas used. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
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

Coal
All of OG&E's coal-fired units, with an aggregate capability of 2,516 MWs, are designed to burn low sulfur western sub-bituminous coal. OG&E has contracted for approximately 82 percent of its forecasted annual coal usage via multi-year contracts that expire in 2016. Approximately 10 percent of 2015's usage will be contracted, but undelivered coal from 2014. The remainder of the forecast needs will be procured via the spot market if necessary. In 2014, OG&E purchased 8.2 million tons of coal from various Wyoming suppliers. The combination of all coal has a weighted average sulfur content of 0.23 percent. Based upon the average sulfur content and EPA certified emission data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," emission limits are expected to become more stringent.
During 2014, railroad cycle times for deliveries of coal to OG&E’s Sooner power plant were higher than historical cycle times.  As a result, coal inventory at Sooner is below OG&E’s targeted inventory level.  Currently, railroad cycle times are improving and OG&E believes the coal inventory level at Sooner will begin to revert towards OG&E’s targeted level during 2015.

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

On March 17, 2014, OG&E entered into a new five year firm no-notice load following gas transportation contract with Enable effective May 1, 2014.
Wind
OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 227.5 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2030, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2030 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

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

NATURAL GAS MIDSTREAM OPERATIONS - ENABLE MIDSTREAM PARTNERS

Overview

Enable is a large-scale, growth-oriented publicly traded Delaware limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. Enable serves current and emerging production areas in the United States, including several, unconventional shale resource plays and local and regional end-user markets in the United States. Enable's assets and operations are organized into two reportable segments: (i) gathering and processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for its producer customers, and interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers.

Enable's natural gas gathering and processing assets are located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in North Dakota's Bakken Shale formation of the Williston Basin that commenced initial operations in November 2013. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

Enable was formed on May 1, 2013, to own and operate the midstream businesses of OGE Energy and CenterPoint. As of December 31, 2014, Enable's portfolio of energy infrastructure assets included approximately 11,900 miles of gathering pipelines, 12 major processing plants with approximately 2.1 Bcf/d of processing capacity, approximately 7,900 miles of interstate pipelines (including SESH), approximately 2,300 miles of intrastate pipelines and eight storage facilities providing approximately 87.5 Bcf of storage capacity.

Enable's expansion capital expenditures are estimated to range from approximately $600 million to $800 million for the year ending December 31, 2015.

For the year ended December 31, 2014, approximately 72% of Enable's gross margin was generated from contracts that are fee-based, and approximately 50% of its gross margin was attributable to fees associated with firm contracts or contracts with minimum volume commitment features. Enable generated 88% of its transportation and storage gross margin under fee-based agreements as of December 31, 2014. The transportation and storage demand-based margin for this period represented 82% of the fee-based margin.

The following table shows the components of our gross margin for the year ended December 31, 2014.

	Fee-Based
	Demand/Commitment/Guaranteed Return	Volume Dependent	Commodity-Based	Total
Year Ended December 31, 2014
Gathering and Processing Segment	26%	33%	41%	100%
Transportation and Storage Segment	82%	6%	12%	100%
Partnership Weighted Average	50%	22%	28%	100%

Gathering and Processing

Enable owns and operates approximately 11,900 miles of natural gas gathering pipelines in the Anadarko, Arkoma and Ark-La-Tex basins with approximately 853,000 horsepower of compression and 12 natural gas processing plants with approximately 2.1 Bcf/d of processing capacity and 2.1 Bcf/d of treating capacity as of December 31, 2014. Enable provides gathering, compression, treating, dehydration, processing and NGL fractionation for producers who are active in the areas in which it operates. For the year ended December 31, 2014, its assets gathered an average of approximately 3.34 TBtu/d of natural gas. For the year ended December 31, 2014, Enable processed approximately 1.56 TBtu/d of natural gas and produced approximately 66.74 MBbl/d of NGLs. Enable also has a crude oil gathering business in the Bakken Shale formation, principally located in the Williston Basin, that commenced initial operations in November 2013.

As of December 31, 2014, Enable’s processing infrastructure consisted of 12 plants located in the Anadarko, Arkoma and Ark-La-Tex basins. The assets serving the Anadarko basin consist of nine processing plants, seven of which are interconnected through its super-header system, and are configured to facilitate the flow of natural gas from western Oklahoma and the Wheeler County area in the Texas Panhandle to the Cox City, Thomas, McClure, Calumet, Clinton, South Canadian and Wheeler processing plants. Enable is also currently constructing two cryogenic processing facilities that Enable plans to connect to its super-header system in Grady County, Oklahoma, which are expected to add 400 MMcf/d of natural gas processing capacity. The first of the two new plants (the Bradley Plant) is a 200 MMcf/d plant that is expected to be completed in the first quarter of 2015. The second plant (the Grady County Plant) is a 200 MMcf/d plant that is expected to be completed in the first quarter of 2016. Enable’s super-header system is intended to allow it to optimize the economics of our natural gas processing and to improve system utilization and reliability. The plant in the Arkoma basin serves the rich gas western portion of the area. The two plants in the Ark-La-Tex basin serve the Haynesville, Cotton Valley and Lower Bossier plays.

The following table sets forth certain information regarding Enable's gathering and processing assets as of or for the year ended December 31, 2014:

Asset/Basin	Length (miles)	Compression (Horsepower)	Average Gathering Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (Bbl/d)	Gross Acreage Dedications (in millions)
Anadarko Basin	7,345	558,636	1.38	9	1,445	51,561	4.3
Arkoma Basin	2,893	139,620	0.77	1	60	4,408	1.4
Ark-La-Tex Basin(1)	1,673	154,450	1.19	2	545	10,770	0.7
Total	11,911	852,706	3.34	12	2,050	66,739	6.4

(1)	Ark-La-Tex basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

For the year ended December 31, 2014, Enable generated 59% of its gathering and processing gross margin from gathering and processing fees. The remaining 41% of gross margin for the year ended December 31, 2014 came from commodities, including natural gas, natural gas liquids, and condensate received under percent-of-proceeds, percent-of-liquids and keep-whole arrangements. For the year ended December 31, 2014, contracts generating 26% of gathering and processing gross margin had minimum volume commitments. Under a minimum volume commitment, a customer commits to ship a minimum volume of natural gas over a period of time on our gathering system, or, in lieu of shipping such volumes, to pay as if that minimum amount had been shipped.

As of December 31, 2014, Enable’s gathering agreements had acreage dedications with original terms ranging up to 15 years, which generally require that production by customers within the acreage dedication be delivered to Enable’s gathering system. As of December 31, 2014, Enable's natural gas gathering agreements had acreage dedications of 6.4 million gross acres with a volume-weighted average remaining term of approximately eight years. In addition, as of December 31, 2014, Enable had minimum volume commitments in lean natural gas developments of 1.5 Bcf/d with a weighted average remaining term of over six years. For the year ended December 31, 2014, Enable's top ten natural gas producer customers accounted for approximately 73% of its gathered volumes. Enable also owns a crude oil gathering business in the Bakken Shale formation of the Williston Basin that commenced initial operations in November 2013.

Transportation and Storage

Enable provides fee-based interstate and intrastate transportation and storage services across nine states. Enable owns and operates approximately 7,900 miles (including SESH) of interstate transportation pipelines with average firm contracted capacity of 7.73 Bcf/d (excluding SESH), for the year ended December 31, 2014. In addition, we own and operate approximately 2,300 miles of intrastate transportation pipelines with average aggregate throughput of 1.61 TBtu/d for the year ended December 31, 2014. Enable also owns and operates eight natural gas storage facilities in Oklahoma, Louisiana and Illinois with approximately 87.5 Bcf of aggregate storage capacity.

The following table sets forth certain information regarding Enable's transportation and storage assets as of December 31, 2014:

Asset	Length (miles)	Capacity		Total Firm Contracted Capacity (Bcf/d)	Average Throughput Volume (Tbtu/d)	Percent of Capacity under Firm Contracts	Weighted Average Remaining Firm Contract Life (years)
Interstate Transportation(1)	7,896	8.5	BCF/d	7.7	3.4 (2)	93%	3.5
Intrastate Transportation	2,286	1.9	BCF/d(3)	—	1.6	—%	4.5
Storage	—	87.5	BCF	65.1	—	74%	3.3

(1)	Except with respect to length, this information does not include amounts for SESH. SESH is a non-consolidated entity in which Enable own a 49.90% ownership interest.
(2) Actual volumes transported per day may be less than total firm contracted capacity based on demand.
(3) This represents the maximum single day receipts on the intrastate systems. Enable's Oklahoma intrastate pipeline system is a web-like configuration with multidirectional flow capabilities between numerous receipt and delivery points, which limits the ability to determine an overall system capacity. During the year ended December 31, 2014, the peak daily throughput was 1.9 TBtu or, on a volumetric basis, 1.9 Bcf/d.

ENVIRONMENTAL MATTERS

General

The activities of the Company are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be approximately $136.0 million, of which $116.0 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be approximately $159.0 million of which $139.0 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners, activated carbon injection and scrubbers.  The Company's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2015 through 2019 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2015	2016	2017	2018	2019
OG&E Base Transmission	$40	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	90	75	75	75	75
OG&E Other	50	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	355	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	20	20	20	20	20
SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	50	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	35	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	60	115	75	215	55
Combustion turbines - Environmental Compliance Plan	15	45	175	165	—
Total Other Projects	140	190	260	420	90
Total Known and Committed Projects	190	245	305	450	170
Total	$545	$550	$610	$755	$475

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 15 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Pension and Postretirement Benefit Plans

During 2013, OGE Energy made contributions to its Pension Plan of $35 million, but did not make any contributions to its Pension Plan in 2014. OGE Energy has not yet determined whether it will need to make any contributions to the Pension Plan in 2015. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

Common Stock Dividends
At the Company's September 2014 Board meeting, the Board of Directors approved management's recommendation of an 11 percent increase in the quarterly dividend rate to $0.25000 per share from $0.22500 per share effective in October 2014. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a further discussion.
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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  The short-term debt balance was $98.0 million and $439.6 million at December 31, 2014 and 2013, respectively.  The weighted-average interest rate on short-term debt at December 31, 2014 was 0.41 percent.  The average balance of short-term debt in 2014 was $417.8 million at a weighted-average interest rate of 0.30 percent. The maximum month-end balance of short-term debt in 2014 was $562.7 million.   At December 31, 2014, the Company had $1,050.0 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.  At December 31, 2014, the Company had $5.5 million in cash and cash equivalents.  See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2014, commitments of a single existing lender with respect to approximately $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55 percent senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

On November 19, 2014, the Company completed the issuance of $100 million in aggregate principal of its Floating Rate Senior Notes, Series due November 24, 2017. The proceeds from the issuance were used to refinance its $100 million of 5.00 percent Senior Notes due November 15, 2014.

On December 11, 2014, OG&E completed the issuance of $250 million of 4.00 percent Senior Notes, Series due December 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

Redemption of Long-Term Debt

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million was deferred and will be amortized through March 2044 to match the expected regulatory treatment.

Common Stock
The Company expects to issue between $10 million and $15 million of common stock in its Automatic Dividend Reinvestment and Stock Purchase Plan in 2015. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable limited partnership agreement, during 2014 Enable made distributions of $143.7 million to the Company.

EMPLOYEES

The Company had 3,329 employees at December 31, 2014. Included in this total are 884 employees that are seconded to Enable. In October 2014, CenterPoint, OGE Energy and Enable agreed to continue the secondment to Enable of 192 OGE Energy employees that participate in OGE Energy's defined benefit and retirement plans beyond December 31, 2014. The remaining OGE Energy seconded employees were terminated from OGE Energy on December 31, 2014 and were offered employment by Enable.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 26, 2015:

Name	Age	Title
Peter B. Delaney	61	Chairman of the Board and Chief Executive Officer - OGE Energy Corp.
Sean Trauschke	47	President - OGE Energy Corp.
E. Keith Mitchell	52	Chief Operating Officer - OG&E
Stephen E. Merrill	50	Chief Financial Officer - OGE Energy Corp.
William J. Bullard	66	Assistant General Counsel - OGE Energy Corp.
Scott Forbes	57	Controller and Chief Accounting Officer - OGE Energy Corp.
Patricia D. Horn	56	Vice President - Governance and Corporate Secretary - OGE Energy Corp.
Jesse B. Langston	52	Vice President - Retail Energy - OG&E
Jean C. Leger, Jr.	56	Vice President - Utility Operations - OG&E
Cristina F. McQuistion	50	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer - OG&E
Jerry A. Peace	52	Chief Generation Planning and Procurement Officer - OG&E
Paul L. Renfrow	58	Vice President - Public Affairs and Corporate Administration - OGE Energy Corp.
Charles B. Walworth	40	Treasurer - OGE Energy Corp.
No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Delaney, Merrill, Trauschke, Bullard, Forbes, Renfrow, Walworth and Ms. Horn are also officers of OG&E.  Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 14, 2015.

Messrs. Delaney and Trauschke are members of the Board of Directors of Enable GP, LLC, the general partner of Enable.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Peter B. Delaney	2014 - Present:	Chairman of the Board and Chief Executive Officer of OGE Energy Corp.
	2012 - 2014:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2010 - 2011:	Chairman of the Board and Chief Executive Officer of OGE Energy Corp.
Sean Trauschke	2014 - Present:	President of OGE Energy Corp.
	2014:	Chief Financial Officer of OGE Energy Corp.
	2010 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present	Chief Operating Officer of OG&E
	2013 - 2015:	Chief Operating Officer of Enable GP, LLC
	2011 - 2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
	2010 - 2011:	Senior Vice President and Chief Operating Officer of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable GP LLC
	2011 - 2013:	Chief Operating Officer of Enogex LLC
	2010 - 2011:	Vice President - Human Resources of OGE Energy Corp.
William J. Bullard	2010 - Present:	Assistant General Counsel of OGE Energy Corp.
Scott Forbes	2010 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
	2010 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp.
Jesse B. Langston	2010 - Present:	Vice President - Retail Energy of OG&E
Jean C. Leger, Jr.	2010 - Present:	Vice President - Utility Operations of OG&E
Cristina F. McQuistion	2014 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
	2010 - 2011:	Vice President - Process and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2014 - Present:	Chief Generation Planning and Procurement Officer of OG&E
	2010 - 2014:	Chief Risk Officer of OGE Energy Corp.
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs and Corporate Administration of OGE Energy Corp.
	2014:	Vice President - Public Affairs, HR, HS&E and Regulatory of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp.
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp.
	2010 - 2011:	Vice President - Public Affairs of OGE Energy Corp.
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp.
	2010 - 2012:	Senior Manager Finance of OGE Energy Corp.
	2010:	Manager Corporate Finance of OGE Energy Corp.

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS
The Company's web site address is www.oge.com. Through the Company's website under the heading "Corporate," "Investor Relations," "SEC Filings," the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

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

OG&E is currently a vertically integrated electric utility. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state utility commission and from the sale of electricity to wholesale customers subject to rates and other matters approved by the FERC.

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

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations". As discussed in "Pending Regulatory Matters", OG&E is required to comply with the EPA's FIP by January 4, 2019 and has in response to this requirement, filed an application with the OCC for approval of its plan to comply with the EPA's MATS and Regional Haze FIP.

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

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry operations practices. These activities are subject to stringent and complex Federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of their wastes or requiring remedial action to mitigate pollution conditions that may be caused by their operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented and the FERC approved regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its’ customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Goods Sold in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

As a result of accounting irregularities at public companies in general, and energy companies in particular, and investigations by governmental authorities into energy trading activities, public companies, including those in the regulated and unregulated utility business, have been under public and regulatory scrutiny and suspicion.  The accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and relationships between companies and their independent auditors.  The capital markets and rating agencies also have increased their level of scrutiny.  We believe that we are complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect these types of events may have on our business, consolidated financial position, cash flows or access to the capital markets.  It is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or our operations specifically.  Any new accounting standards could affect the way we are required to record revenues, expenses, assets, liabilities and equity.  These changes in accounting standards could lead to negative impacts on reported earnings or decreases in assets or increases in liabilities that could, in turn, affect our results of operations and cash flows.

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

OG&E's electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased purchase power costs.

OG&E owns and operates coal-fired, natural gas-fired and wind-powered generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels.  Included among these risks are:

•	increased prices for fuel and fuel transportation as existing contracts expire;

•	facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;

•	operator error or safety related stoppages;

•	disruptions in the delivery of electricity; and

•	catastrophic events such as fires, explosions, tornadoes, floods, earthquakes or other similar occurrences.

Changes in technology and regulatory policies may cause our generating facilities to be less competitive.

OG&E primarily generates electricity at large central facilities. This method typically results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technologies or changes in regulatory policies will reduce costs of new technology to levels that are equal to or below that of most central station electricity production, which could have a material adverse effect on our results of operations.

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

In addition, economic conditions, particularly budget shortfalls, could lead to increased pressure on Federal, state and local governments to raise additional funds, including through increased corporate taxes and/or through delaying, reducing or eliminating tax credits, grants or other incentives, which could have a material adverse impact on our results of operations and cash flows.

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

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our consolidated financial position, results of operations or cash flow.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2014, we expect to continue to make future contributions to maintain required funding levels.  At times, it has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 25 percent of our current employees will be eligible to retire with full pension benefits.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

We are a holding company with our primary assets being investments in our subsidiary and equity investments.

We are a holding company and thus our investments in our subsidiary and unconsolidated affiliate, accounted for under the equity method, are our primary assets. Substantially all of our operations are conducted by our subsidiary and unconsolidated affiliate.  Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness depends upon the operating cash flow of our subsidiary and unconsolidated affiliate and the payment of funds by them to us in the form of dividends or distributions.  At December 31, 2014, the Company and its subsidiary had outstanding indebtedness and other liabilities of $6.3 billion.  Our subsidiary and unconsolidated affiliate are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets.  Claims of creditors, including general creditors, of our subsidiary or unconsolidated affiliate on their respective assets will generally have priority over our claims (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareowners.

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

RISKS ASSOCIATED WITH OUR INVESTMENT IN ENABLE MIDSTREAM PARTNERS

OGE Energy does not control Enable and therefore is not able to cause or prevent certain actions by Enable.

Enable has its own governing board, and OGE Energy does not control all of the decisions of that board. Consequently, OGE Energy will be unable solely to cause Enable to take actions that OGE Energy believes would be in our or Enable's best interests. Likewise, OGE Energy will be unable to prevent certain actions of Enable.

A significant portion of our earnings and operating cash flows depend on the performance of Enable. If any of the following risks were actually to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our operating cash flow is derived partially from cash distributions we receive from Enable.

Our operating cash flow is derived partially from cash distributions we receive from Enable. The amount of cash it can distribute principally depends upon the amount of cash flow it generates from its operations, which may fluctuate from quarter to quarter based on, among other things.

•	the fees and gross margins realized with respect to the volume of natural gas and crude oil handled;

•	the prices of, levels of production of, and demand for natural gas and crude oil;

•	the volume of natural gas and crude oil gathered, compressed, treated, dehydrated, processed, fractionated, transported and stored;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other midstream energy companies;

•	adverse effects of governmental and environmental regulation;

•	the level of operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures;

•	the cost of acquisitions;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements;

•	the amount of cash reserves established by Enable GP, LLC

•	other business risks affecting its cash levels.

Enable's contracts are subject to renewal risk

Enable generates a substantial portion of its gross margins under long-term, fee-based agreements. For the year ended December 31, 2014, approximately 72% of its gross margin was generated from contracts that are fee-based and approximately 50% of its gross margin was attributable to fees associated with firm contracts or contracts with minimum volume commitment features. As these and other contracts expire, Enable may have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. Enable may be unable to obtain new contracts on favorable commercial terms, if at all, and also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of its contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with fixed-fee or fixed-margin contracts may desire to enter into contracts under different fee arrangements. To the extent Enable is unable to renew its existing contracts on terms that are favorable to Enable, if at all, or successfully manage its overall contract mix over time, its revenue, results of operations and distributable cash flow could be adversely affected.

Enable depends on a small number of customers for a significant portion of its firm transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its transportation and storage services and its consolidated financial position, results of operations and its ability to make cash distributions to us.

Enable provides firm transportation and storage services to certain key customers on its system. Enable's major transportation customers are affiliates of CenterPoint Energy, Laclede Group, American Electric Power Company, Inc., XTO Energy, Inc. and OGE Energy.

The loss of all or even a portion of the interstate or intrastate transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable's combined and consolidated financial position, results of operations and its ability to make cash distributions to OGE Energy.

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

Enable competes with similar enterprises in its respective areas of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Competitors include large crude oil, natural gas and petrochemical companies that have greater financial resources and access to supplies of natural gas, NGLs and crude oil other than Enable. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services Enable provides to its customers. Excess pipeline capacity in the regions served by our interstate pipelines could also increase competition and adversely impact the ability to renew or enter into new contracts with respect to available capacity when existing contracts expire. In addition, customers that are significant producers of natural gas may develop their own gathering, processing, transportation and storage systems in lieu of using Enable. Enable’s ability to renew or replace existing contracts with customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, transportation and transportation services. All of these competitive pressures could adversely affect its results of operations and distributable cash flow.

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

The amount of cash Enable has available for distribution to holders of its common and subordinated units depends primarily on its cash flow rather than on its profitability, which may prevent Enable from making distributions, even during periods in which Enable records net income.

The amount of cash Enable has available for distribution depends primarily upon its cash flows and not solely on profitability, which will be affected by non-cash items. As a result, Enable may make cash distributions during periods when it records losses for financial accounting purposes and may not make cash distributions during periods when it records net earnings for financial accounting purposes.

Enable is expected to pay a specified minimum quarterly distribution on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates.  The principal difference between Enable’s common units and subordinated units is that in any quarter during the applicable subordination period, holders of the subordinated units are not entitled to receive any distribution until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on common units from prior quarters. If Enable does not pay distributions on its subordinated units, its subordinated units will not accrue arrearages for those unpaid distributions.

Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates.

Enable's business plan calls for extensive investment in capital improvements and additions. Capital expenditures are could range from approximately $600 million to $800 million for the year ending December 31, 2015, not including opportunities currently under evaluation which could add up to an additional $300 million of expansion capital expenditures. For example, Enable is currently constructing two cryogenic processing facilities that it plans to connect to its super-header system in Grady County, Oklahoma, which are expected to add 400 MMcf/d of natural gas processing capacity. The first of the two new plants (the Bradley Plant) is expected to be completed in the first quarter of 2015. The second plant (the Grady County Plant) is a 200 MMcf/d plant that is expected to be completed in the first quarter of 2016. Enable also plans to construct significant natural gas gathering and compression infrastructure to support producer activity in its growth areas, and Enable anticipates that in 2015 it will complete the construction of its two crude gathering systems in North Dakota’s Bakken shale formation with combined capacity of 49,500 Bbl/d.

The construction of additions or modifications to Enable's existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond its control and may require the expenditure of significant amounts of capital, which may exceed estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if an existing pipeline expanded or a new pipeline constructed, the construction may occur over an extended period of time, and not receive any material increases in revenues or cash flows until the project is completed. In addition Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve an expected investment return, which could adversely affect its results of operations and ability to make cash distributions to its unitholders, including us.

In connection with its capital investments, Enable may engage a third party to estimate potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enable relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating future production. As a result, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect its results of operations and ability to make cash distributions to unitholders. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable, and it may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, its results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable's results of operations and its ability to make cash distributions.

Enable's results of operations and ability to make cash distributions to us could be negatively affected by adverse movements in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, liquefied natural gas, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation.

Enable's keep-whole natural gas processing arrangements, which accounted for 7% of its natural gas processed volumes in 2014, expose them to fluctuations in the pricing spreads between NGL prices and natural gas prices. Under these arrangements, the processor processes raw natural gas to extract NGLs and pays to the producer the natural gas equivalent Btu value of raw natural gas received from the producer in the form of either processed natural gas or its cash equivalent. The processor is generally entitled to retain the processed NGLs and to sell them for its own account. Accordingly, the processor’s margin is a function of the difference between the value of the NGLs produced and the cost of the processed natural gas used to replace the natural gas equivalent Btu value of those NGLs. Therefore, if natural gas prices increase and NGL prices do not increase by a corresponding amount, the processor has to replace the Btu of natural gas at higher prices and processing margins are negatively affected.

Enable's percent-of-proceeds and percent-of-liquids natural gas processing agreements accounted for 44% of its natural gas processed volumes in 2014. Under these arrangements, the processor generally gathers raw natural gas from producers at the wellhead, transports the natural gas through its gathering system, processes the natural gas and sells the processed natural gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the actual proceeds of the sale of processed natural gas, NGLs or both, or the expected proceeds based on an index price. Enable refers to contracts in which the processor shares in specified percentages of the proceeds from the sale of natural gas and NGLs as “percent-of-proceeds” arrangements, and contracts in which the processor receives proceeds from the sale of a percentage of the NGLs or the NGLs themselves as compensation for processing services as “percent-of-liquids” arrangements. These arrangements expose Enable to risks associated with the price of natural gas and NGLs.

At any given time, Enable's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, its gross margin could be adversely impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable has limited experience in the crude oil gathering business.

In November 2013, Enable commenced operations on its initial crude oil gathering pipeline system located in Dunn and McKenzie Counties in North Dakota within the Bakken Shale formation. Additionally in February 2014, Enable executed a crude oil gathering agreement to gather crude oil production through a new system in Williams and Mountrail Counties in North Dakota that is expected to commence operations in the first quarter of 2015. These facilities, with a combined capacity of 49,500 barrels per day, are the first crude oil gathering systems that we have built and operated. Other operators of gathering systems in the Bakken Shale formation may have more experience in the construction, operation and maintenance of crude oil gathering systems than Enable does. This relative lack of experience may hinder Enable's ability to fully implement its business plan in a timely and cost efficient manner, which, in turn, may adversely affect its results of operations and its ability to make cash distributions to unitholders.

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

As of December 31, 2014, approximately 56% of Enable's contracted transportation firm capacity and 44% of its contracted storage firm capacity was subscribed under such “negotiated rate” contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies.

If third-party pipelines and other facilities interconnected to Enable's gathering, processing or transportation facilities become partially or fully unavailable to Enable for any reason, Enable's results of operations and its ability to make cash distributions to us could be adversely affected.

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

Enable conducts a portion of its operations through joint ventures with third parties, including affiliates of Spectra Energy Corp., DCP Midstream Partners, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. It may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside the control of Enable. If these parties do not satisfy their obligations under these arrangements, Enable's business may be adversely affected.

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

Under certain circumstances, affiliates of Spectra Energy Corp will have the right to purchase an ownership interest in SESH at fair market value.

Enable owns a 49.90% ownership interest in SESH. The remaining 0.1% and 50% ownership interests are held by affiliates of CenterPoint Energy and Spectra Energy Corp, respectively. Under the master formation agreement, CenterPoint Energy has certain put rights, and Enable has certain call rights, exercisable with respect to the interest in SESH retained by CenterPoint Energy, under which CenterPoint Energy would contribute to Enable its interest in SESH at a price equal to the fair market value of the interest at the time the put right or call right is exercised.

CenterPoint Energy owns a 55.4% limited partner interest in Enable and a 40% economic interest in the general partner. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH LLC Agreement), if, at any time, CenterPoint Energy has a right to receive less than 50% of Enable's distributions through its limited partner interest in Enable and its economic interest in the general partner, affiliates of Spectra Energy Corp will have the right to purchase Enable's 49.90% interest in SESH at fair market value. Affiliates of Spectra Energy Corp will also have a preferential purchase right with respect to any interest in SESH transferred to Enable by CenterPoint Energy if, at the time such interest is transferred, Enable is not an “affiliate” of CenterPoint Energy, as such term is defined in the SESH LLC Agreement. Under the master formation agreement, Enable is entitled to receive the cash consideration related to any exercise of these rights by Spectra Energy Corp or its affiliates.

Enable business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely impact its results of operations or ability to make cash distributions to us.

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of its operations. A natural disaster or other hazard affecting the areas in which it operates could have a material adverse effect on its operations. Enable is not fully insured against all risks inherent in its business. Enable currently has general liability and property insurance in place to cover certain of its facilities in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. It does not have business interruption insurance coverage for all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of its facilities may not be sufficient to restore the loss or damage without negative impact on its results of operations and ability to make cash distributions to its unitholders, including us.

The use of derivative contracts by Enable and its subsidiaries in the normal course of business could result in financial losses that could negatively impact its results of operations and its ability to make cash distributions to unitholders.

Enable and its subsidiaries periodically use derivative instruments, such as swaps, options, futures and forwards, to manage its commodity and financial market risks. Enable and its subsidiaries could recognize financial losses as a result of volatility in the market values of these contracts, or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Failure to attract and retain an appropriately qualified workforce could adversely impact Enable's results of operations.

Enable transitioned seconded employees from CenterPoint Energy and OGE Energy to the Partnership effective January 1, 2015, except for those employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. Employees of OGE Energy that Enable determines to hire are under no obligation to accept Enable's offer of employment on the terms Enable provides, or at all.

Enable's business is dependent on its ability to recruit, retain and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Enable's costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Enable's ability to manage and operate our business. If Enable is unable to successfully attract and retain an appropriately qualified workforce, its results of operations could be negatively affected.

Enable’s ability to grow is dependent on its ability to access external financing sources.

Enable expects its operating subsidiaries will distribute all of their available cash to Enable and that it will distribute all of its available cash to its unitholders. As a result, Enable expects that it and its operating subsidiaries will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent Enable or its operating subsidiaries are unable to finance growth externally, its operating subsidiaries' cash distribution policy will significantly impair its operating subsidiaries' ability to grow. In addition, because it and its operating subsidiaries distribute all available cash, its operating subsidiaries' growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

To the extent Enable issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk it will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in the partnership agreement on its ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt by Enable or its operating subsidiaries to finance its growth strategy would result in increased interest expense, which in turn may negatively impact the available cash that its operating subsidiaries have to distribute to it, and thus that it has to distribute to its unitholders, including us.

If Enable does not make acquisitions or is unable to make acquisitions on economically acceptable terms, its future growth will be limited.

Enable's growth strategy includes, in part, the ability to make acquisitions that result in an increase in its cash generated from operations. If it is unable to make these accretive acquisitions either because: (i) it is unable to identify attractive acquisition targets or it is unable to negotiate purchase contracts on acceptable terms, (ii) it is unable to obtain acquisition financing on economically acceptable terms, or (iii) it is outbid by competitors, then its future growth and ability to increase distributions will be adversely affected.

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

As of December 31, 2014, Enable had approximately $1.9 billion of long-term debt outstanding, excluding the premiums on senior notes. Enable has $363 million of long-term notes payable - affiliated companies due to CenterPoint Energy. Enable also has a $1.4 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.1 billion was available as of December 31, 2014. As of January 31, 2015, Enable had the ability to issue up to $1.2 billion in commercial paper, subject to available borrowing capacity under its revolving credit facility and market conditions, to manage the timing of cash flows and fund short-term working capital deficits. As of January 31, 2015, $224 million was outstanding under its commercial paper program. Enable will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

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

Enable’s and its operating subsidiaries’ ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If operating results are not sufficient to service its operating subsidiaries' current or future indebtedness, it and its subsidiaries may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.

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

Enable's ability to comply with the covenants and restrictions contained in its credit facilities may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, its ability to comply with these covenants may be impaired. If any of the restrictions, covenants, ratios or tests in its credit facilities is violated, a significant portion of its indebtedness may become immediately due and payable. In addition, its lenders’ commitments to make further loans to Enable under the revolving credit facility may be suspended or terminated. Enable might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Cyber-attacks, acts of terrorism or other disruptions could adversely impact Enable's results of operations and its ability to make cash distributions to unitholders.

Enable is subject to cyber-security risks related to breaches in the systems and technology that it uses (i) to manage its operations and other business processes and (ii) to protect sensitive information maintained in the normal course of its businesses. The gathering, processing and transportation of natural gas from its gathering, processing and pipeline facilities are dependent on communications among its facilities and with third-party systems that may be delivering natural gas into or receiving natural gas and other products from its facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt its ability to deliver natural gas and control these assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt its operations and critical business functions, adversely affect its reputation, and subject Enable to possible legal claims and liability. Enable is not fully insured against all cyber-security risks any of which could have a material adverse effect on its results of operations and its ability to make cash distributions to unitholders. In addition, its natural gas pipeline systems may be targets of terrorist activities that could disrupt its ability to conduct its business and have a material adverse effect on its results of operations and its ability to make cash distributions to unitholders. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on its business, financial condition and results of operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Many of its customers commonly use hydraulic fracturing techniques in their drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, certain federal agencies have proposed additional laws and regulations to more closely regulate the hydraulic fracturing process. For example, in January 2015, the EPA indicated its intention to propose more stringent rules regulating methane and volatile organic compound emissions from hydraulic fracturing and other well completion activity. Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing. For example, in Texas, the City of Denton recently enacted a local ordinance that would restrict hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where its oil and natural gas exploration and production customers operate, such customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for its services to those customers.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The U.S. Environmental Protection Agency, or the EPA, has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. A draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources is expected to be available for public comment and peer review by March 2015. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

Enable may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

Because Enable's operations emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase its costs related to operating and maintaining its facilities, and could delay future permitting. At the federal level, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of Enable's operations. Additional EPA rules could affect Enable's ability to obtain air permits for new or modified facilities. In addition, the U.S. Congress has in the past and may in the future consider legislation to reduce emissions of greenhouse gases, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. These programs typically require major sources of greenhouse gas emissions to acquire and surrender emission allowances in return for emitting those greenhouse gases. Any such future laws and regulations imposing reporting obligations on, or limiting emissions of, greenhouse gases could require Enable to incur costs to reduce emissions of greenhouse gases. Substantial limitations on greenhouse gas emissions could also adversely affect demand for oil and natural gas. Depending on the particular program, Enable could in the future be required to purchase and surrender emission allowances or otherwise undertake measures to reduce greenhouse gas emissions. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on its operating results and cash flows, in addition to the demand for its services.

Increased regulatory-imposed costs may increase the cost of consuming, and thereby reduce demand for, the products that Enable gathers, treats and transports. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this view could negatively affect its ability to access capital markets or cause them to receive less favorable terms and conditions. Consequently, legislation and regulatory initiatives aimed at reducing greenhouse gases could have a material adverse effect on its results of operations and ability to make cash distributions to its unitholders, including us.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on Enable's operations.

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

Enable's natural gas interstate pipelines are regulated by FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005, Generally, FERC’s authority over interstate natural gas transportation extends to:

•	rates, operating terms, conditions of service and service contracts;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities or expansion of existing facilities;

•	maintenance of accounts and records;

•	acquisition and disposition of facilities;

•	initiation and discontinuation of services;

•	depreciation and amortization policies;

•	conduct and relationship with certain affiliates;

•	market manipulation in connection with interstate sales, purchases or natural gas transportation; and

•	various other matters.

FERC’s jurisdiction extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to expansions, lateral and other facilities and abandonment of facilities and services. Prior to commencing construction of significant new interstate transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or an order amending its existing certificate, from FERC. Certain minor expansions are authorized by blanket certificates that FERC has issued by rule. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any failure by an agency to issue sufficient authorizations or permits in a timely manner for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Enable's inability to obtain sufficient permits and authorizations in a timely manner could materially and negatively impact the additional revenues expected from these projects.

FERC conducts audits to verify compliance with FERC’s regulations and the terms of its orders, including whether the websites of interstate pipelines accurately provide information on the operations and availability of services. FERC’s regulations require uniform terms and conditions for service, as set forth in agreements for transportation and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the standard form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require us to seek modification, or alternatively require us to modify our tariff so that the non-conforming provisions are generally available to all customers.

The rates, terms and conditions for transporting natural gas in interstate commerce on certain of our intrastate pipelines and for services offered at certain of Enable's storage facilities are subject to the jurisdiction of FERC under Section 311 of the Natural Gas Policy Act. Rates to provide such interstate transportation service must be “fair and equitable” under the Natural Gas Policy Act and are subject to review, refund with interest if found not to be fair and equitable, and approval by FERC at least once every five years.

Enable's crude oil gathering pipelines are subject to common carrier regulation by FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that Enable maintain tariffs on file with FERC setting forth the rates Enable charges for providing transportation services, as well as the rules and regulations governing such services. The ICA requires, among other things, that Enable's rates must be “just and reasonable” and that Enable provide service in a manner that is nondiscriminatory. Shippers on Enable's crude oil gathering pipelines may protest its tariff filings, file complaints against its existing rates, or FERC can investigate Enable's rates on its own initiative. In the event that FERC finds that Enable's existing or proposed rates are unjust and unreasonable, it could deny requested rate increases or could order Enable to reduce its rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

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

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of FERC under the Natural Gas Act, but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, it cannot be assured that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of its facilities they consider to be gathering facilities, Enable believes that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of its gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and cash flows and our ability to make cash distributions to its unitholders. In addition, if any of its facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act or Natural Gas Policy Act regulations, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

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

Although many of Enable's pipelines fall within a class that is currently not subject to these requirements, it may incur significant cost and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt pipelines could be incurred. This work is part of its normal integrity management program and it does not expect to incur any extraordinary costs during 2013 or 2014 to complete the testing required by existing Department of Transportation regulations and its state counterparts. Costs have not been estimated for any repair, remediation, preventive or mitigation actions that may be determined to be necessary as a result of the testing program, which could be substantial, or any lost cash flows resulting from the shutting down of pipelines during the pendency of such repairs. Should Enable fail to comply with Department of Transportation or comparable state regulations, it could be subject to penalties and fines. Also, the scope of the integrity management program and other related pipeline safety programs could be expanded in the future. The cost of complying with such future requirements has not been estimated.

The adoption of financial reform legislation by the United States Congress could adversely affect Enable's ability to use derivative instruments to hedge risks associated with its business.

At times, Enable may hedge all or a portion of its commodity risk and its interest rate risk. The United States Congress adopted comprehensive financial reform legislation that changed federal oversight and regulation of the derivatives markets and entities, including businesses like Enable, that participate in those markets. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law by the President on July 21, 2010, and requires the Commodity Futures Trading Commission and the SEC to promulgate rules and regulations implementing the legislation. In its rulemaking under the Dodd-Frank Act, the Commodity Futures Trading Commission adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. The Commodity Futures Trading Commission appealed this ruling, but subsequently withdrew its appeal. In December 2013, the Commodity Futures Trading Commission published a Notice of Proposed Rulemaking designed to implement new position limits regulation. The ultimate form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain. However, reporting obligations for transactions involving non-financial swap counterparties such as Enable began on July 1, 2013 with regard to interest rate swaps and August 19, 2013 with regard to other commodity swaps such as natural gas swap products.

Under final rules adopted by the Commodity Futures Trading Commission, Enable believes its hedging transactions will qualify for the non-financial, commercial end-user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, where the counterparty such as Enable has a required identification number, is not a financial entity as defined by the regulations, and meets a minimum asset test. The Dodd-Frank Act may also require Enable to comply with margin requirements in connection with its hedging activities, although the application of those provisions to Enable is uncertain at this time. The Dodd-Frank Act may also require the counterparties to its derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty.

The Dodd-Frank Act and related regulations could significantly increase the cost of derivatives contracts for Enable's industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks Enable encounters, reduce its ability to monetize or restructure its existing derivatives contracts, and increase its exposure to less creditworthy counterparties, particularly if Enable is unable to utilize the commercial end user exception with respect to certain of its hedging transactions. If Enable reduces its use of hedging as a result of the legislation and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of crude oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to crude oil and natural gas. Enable's revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could adversely affect its results of operations and its ability to make cash distributions to unitholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,845 MWs at December 31, 2014. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2014 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	6.7%		492
	1GT	1971	Combustion-Turbine	Gas	0.1%	(B)	—
	2	1973	Steam-Turbine	Gas	7.0%		500
	3	1975	Steam-Turbine	Gas/Oil	9.2%		498	1,490
Muskogee	4	1977	Steam-Turbine	Coal	62.2%		487
	5	1978	Steam-Turbine	Coal	74.6%		503
	6	1984	Steam-Turbine	Coal	35.9%		485	1,475
Sooner	1	1979	Steam-Turbine	Coal	50.8%		521
	2	1980	Steam-Turbine	Coal	67.1%		520	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	13.0%		166
	7	1963	Combined Cycle	Gas/Oil	15.9%		221
	8	1969	Steam-Turbine	Gas	6.9%		411
	9	2000	Combustion-Turbine	Gas	9.9%	(B)	46
	10	2000	Combustion-Turbine	Gas	11.1%	(B)	45	889
Redbud (C)	1	2003	Combined Cycle	Gas	44.1%		151
	2	2003	Combined Cycle	Gas	61.8%		153
	3	2003	Combined Cycle	Gas	63.9%		152
	4	2003	Combined Cycle	Gas	51.1%		151	607
Mustang	1	1950	Steam-Turbine	Gas	4.8%	(B)	51
	2	1951	Steam-Turbine	Gas	5.1%	(B)	51
	3	1955	Steam-Turbine	Gas	8.7%		117
	4	1959	Steam-Turbine	Gas	10.6%		257
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.7%	(B)	34
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.8%	(B)	33	543
McClain (D)	1	2001	Combined Cycle	Gas	56.6%		351	351
Total Generating Capability (all stations, excluding wind stations)								6,396

						2014 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	46.0%	2.3	227.5
Centennial		2007	Laverne, OK	80	Wind	36.0%	1.5	120.0
OU Spirit		2009	Woodward, OK	44	Wind	39.1%	2.3	101.2
Total Generating Capability (wind stations)								448.7

(A)	2014 Capacity Factor = 2014 Net Actual Generation / (2014 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)).

(B)	Peaking units are used when additional short-term capacity is required.

(C)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2014, OG&E's transmission system included: (i) 53 substations with a total capacity of 13.0 million kilovolt-amps and 4,888 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.4 million kilovolt-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 354 substations with a total capacity of 9.7 million kilovolt-amps, 29,197 structure miles of overhead lines, 2,369 miles of underground conduit and 10,646 miles of underground conductors in Oklahoma and (ii) 31 substations with a total capacity of 1.0 million kilovolt-amps, 2,778 structure miles of overhead lines, 243 miles of underground conduit and 694 miles of underground conductors in Arkansas.

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
During the three years ended December 31, 2014, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $2.3 billion and gross retirements were $273.7 million.  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 23.4 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2014.

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

	Dividend Paid	Price
2015		High	Low
First Quarter (through February 20)	$0.2500	$36.48	$32.92
2014
First Quarter	$0.2250	$37.29	$32.91
Second Quarter	0.2250	39.10	34.93
Third Quarter	0.2250	39.28	34.88
Fourth Quarter	0.2500	37.90	32.85
2013
First Quarter	$0.2088	$35.08	$27.70
Second Quarter	0.2088	36.59	32.20
Third Quarter	0.2088	39.55	33.85
Fourth Quarter	0.2088	40.00	32.85

At the Company's September 2014 Board meeting, the Board of Directors approved management's recommendation of an 11 percent increase in the quarterly dividend rate to $0.2500 per share from $0.22500 per share effective in October 2014.

The number of record holders of the Company's Common Stock at December 31, 2014, was 16,957. The book value of the Company's Common Stock at December 31, 2014 was $16.27.

Dividend Restrictions

Before the Company can pay any dividends on its common stock, the holders of any of its preferred stock that may be outstanding are entitled to receive their dividends at the respective rates as may be provided for the shares of their series.  Currently, there are no shares of preferred stock of the Company outstanding. Because the Company is a holding company and conducts all of its operations through its subsidiaries and equity affiliates, the Company's cash flow and ability to pay dividends will be dependent on the earnings and cash flows of its subsidiaries and equity affiliates and the distribution or other payment of those earnings to the Company in the form of dividends or distributions, or in the form of repayments of loans or advances to it. The Company expects to derive principally all of the funds required by it to enable it to pay dividends on its common stock from dividends paid by OG&E, on OG&E's common stock, and from distributions paid by Enable.  The Company's ability to receive dividends on OG&E's common stock is subject to the prior rights of the holders of any OG&E preferred stock that may be outstanding, any covenants of OG&E's certificate of incorporation and OG&E's debt instruments limiting the ability of OG&E to pay dividends and the ability of public utility commissions that regulate OG&E to effectively restrict the payment of dividends by OG&E.  The Company's ability to receive distributions on its limited partnership interest in Enable is subject to Enable's cash available for distribution, the terms of its limited partnership agreement, and the covenants of Enable's debt instruments limiting the ability of Enable to pay distributions. Enable's partnership agreement requires that it distribute all "available cash", as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter.

Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $452.6 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.7 billion of the Company’s retained earnings as of December 31, 2014 are unrestricted for the payment of dividends.

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $412.2 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.6 billion of OG&E’s retained earnings as of December 31, 2014 are unrestricted for the payment of dividends.

Issuer Purchases of Equity Securities

The following table contains information about the Company's purchases of its common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10/1/14 - 10/31/14	—		$—	N/A	N/A
11/1/14 - 11/30/14	576	(A)	$36.34	N/A	N/A
12/1/14 - 12/31/14	—		$—	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.
N/A – not applicable

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2014	2013	2012	2011	2010
SELECTED FINANCIAL DATA
(In millions, except per share data)

Results of Operations Data:
Operating revenues	$2,453.1	$2,867.7	$3,671.2	$3,915.9	$3,716.9
Cost of sales	1,106.6	1,428.9	1,918.7	2,277.9	2,187.4
Operating expenses	809.7	885.3	1,075.6	991.3	935.6
Operating income	536.8	553.5	676.9	646.7	593.9
Equity in earnings of unconsolidated affiliates	172.6	101.9	—	—	—
Allowance for equity funds used during construction	4.2	6.6	6.2	20.4	11.4
Other income	17.8	31.8	17.6	19.8	13.7
Other expense	14.4	22.2	16.5	21.7	17.9
Interest expense	148.4	147.5	164.1	140.9	139.7
Income tax expense	172.8	130.3	135.1	160.7	161.0
Net income	395.8	393.8	385.0	363.6	300.4
Less: Net income attributable to noncontrolling interests	—	6.2	30.0	20.7	5.1
Net income attributable to OGE Energy	$395.8	$387.6	$355.0	$342.9	$295.3
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.99	$1.96	$1.80	$1.75	$1.51
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.98	$1.94	$1.79	$1.73	$1.49
Dividends declared per common share	$0.95000	$0.85125	$0.79750	$0.75875	$0.73125
Balance Sheet Data (at period end):
Property, plant and equipment, net	$6,979.9	$6,672.8	$8,344.8	$7,474.0	$6,464.4
Total assets	$9,527.8	$9,134.7	$9,922.2	$8,906.0	$7,669.1
Long-term debt	$2,755.3	$2,400.1	$2,848.6	$2,737.1	$2,362.9
Total stockholders' equity	$3,244.4	$3,037.1	$3,072.4	$2,819.3	$2,400.0
Capitalization Ratios (A)
Stockholders' equity	54.1%	55.9%	51.9%	50.7%	50.4%
Long-term debt	45.9%	44.1%	48.1%	49.3%	49.6%
Ratio of Earnings to Fixed Charges (B)
Ratio of earnings to fixed charges	4.49	3.98	3.94	4.12	4.02

(A)
Capitalization ratios = [Total stockholders' equity / (Total stockholders' equity + Long-term debt + Long-term debt due within one year)] and [(Long-term debt + Long-term debt due within one year) / (Total stockholders' equity + Long-term debt + Long-term debt due within one year)].

(B)
For purposes of computing the ratio of earnings to fixed charges, (i) earnings consist of income from continuing operations before income taxes and equity in earnings of unconsolidated affiliates, plus distributed equity income plus fixed charges, less allowance for borrowed funds used during construction and other capitalized interest and (ii) fixed charges consist of interest on long-term debt, related amortization, interest on short-term borrowings and a calculated portion of rents considered to be interest.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20% and 50% and has the ability to exercise significant influence.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory, and is a wholly owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment currently represents the Company's investment in Enable through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings.

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company's contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

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

On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At December 31, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

On January 26, 2015, Enable announced a quarterly dividend distribution of $0.30875 per unit on its outstanding common and subordinated units, representing an increase of approximately 2.1 percent over the prior quarter distribution. Enable's gross margins are affected by commodity price movements. Based on forward commodity prices, Enable expects to see a change in producer activity that will affect its future distribution growth rate. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.”

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

Overview

Company Strategy

The Company's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and interest in a publicly traded midstream company, while providing competitive energy products and services to customers as well as seeking growth opportunities in both businesses.

OG&E is focused on:

•	Providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity.

•
Providing safe, reliable energy to the communities and customers we serve. A particular focus is on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments.

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Expanding transmission investments beyond traditional opportunities.

•	Executing on the Company’s Environmental Compliance Plan.

•	Ensuring we have the necessary mix of generation resources to meet the long term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

 Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate for OG&E of three to five percent on a weather-normalized basis, maintaining a strong credit rating as well as targeting dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities.  The Company also relies on cash distributions from its investment in Enable to fund its capital needs and support future dividend growth. The cash distributions from Enable are expected to grow 3 percent to 7 percent in 2015 from the fourth quarter 2014 distribution. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and maintaining strong regulatory and legislative relationships.

Summary of Operating Results
2014 compared to 2013. Net income attributable to OGE Energy was $395.8 million, or $1.98 per diluted share, in 2014 as compared to $387.6 million, or $1.94 per diluted share, in 2013. The increase in net income attributable to OGE Energy of $8.2 million, or 2.1 percent, or $0.04 per diluted share, in 2014 as compared to 2013 was primarily due to:

•
an increase in net income at OGE Holdings of $2.4 million, or 2.4 percent, or $0.01 per diluted share of the Company's common stock, due partially to the accretive effect to OGE Holdings of Enable partially offset by a reduction in deferred state income taxes in 2013 associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable;

•
an increase in net income at OGE Energy of $6.4 million, or $0.04 per diluted share of the Company's common stock, primarily due to decreased transaction expenses related to the formation of Enable and a decrease in losses for the deferred compensation plan; and

•
a decrease in net income at OG&E of $0.6 million, or 0.2 percent, or $0.01 per diluted share of the Company's common stock, reflecting an increase in depreciation expense due to additional assets being placed in service in 2014, a decrease in gross margin related to milder weather compared to 2013, an increase in other operation and maintenance expense and an increase in interest expense related to the issuance of debt. Partially offsetting these items was an increase in wholesale transmission revenues, an increase in customer growth and a decrease in incentive compensation.

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

2015 Outlook

Key assumptions for 2015 include:

OG&E

The Company projects OG&E to earn approximately $282 million to $298 million, or $1.41 to $1.49 per average diluted share in 2015 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.375 billion to $1.385 billion based on sales growth of approximately 1 percent on a weather-adjusted basis;

•	Approximately $114 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	Operating expenses of approximately $844 million to $861 million, with operation and maintenance expenses comprising 54 percent of the total;

•	Interest expense of approximately $146 million which assumes a $5 million allowance for borrowed funds used during construction reduction to interest expense;

•	Other income of approximately $17 million including approximately $9 million of allowance for equity funds used during construction; and

•	An effective tax rate of approximately 27 percent.

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

Reconciliation of gross margin to revenue:

Twelve Months Ended
(Dollars in Millions)	December 31, 2015 (A)
Operating revenues	$2,188
Cost of sales	808
Gross Margin	$1,380

(A)	Based on the midpoint of OG&E earnings guidance for 2015.

OGE Enogex Holdings LLC

The Company projects cash distributions from its ownership interest in Enable Midstream to be between approximately $139 million to $142 million, and the earnings contribution to be approximately $70 million to $80 million or $0.35 to $0.40 per average diluted share.

Consolidated OGE

The Company’s 2015 earnings guidance is between approximately $352 million and $378 million of net income, or $1.76 to $1.89 per average diluted share and is based on the following assumptions:

•	Approximately 200 million average diluted shares outstanding;

•	An effective tax rate of approximately 29 percent.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 and the Company's consolidated financial position at December 31, 2014 and 2013.  The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (In millions except per share data)	2014	2013	2012
Net income attributable to OGE Energy	$395.8	$387.6	$355.0
Basic average common shares outstanding	199.2	198.2	197.1
Diluted average common shares outstanding	199.9	199.4	198.1
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.99	$1.96	$1.80
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.98	$1.94	$1.79
Dividends declared per common share	$0.95000	$0.85125	$0.79750

Results by Business Segment

Year ended December 31 (In millions)	2014	2013	2012
Net Income attributable to OGE Energy
OG&E (Electric Utility)	$292.0	$292.6	$280.3
OGE Holdings (Natural Gas Midstream Operations)	102.3	99.9	74.1
Other Operations (A)	1.5	(4.9)	0.6
Consolidated net income attributable to OGE Energy	$395.8	$387.6	$355.0

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating results analysis by business segment includes intercompany transactions that are eliminated in the Consolidated Financial Statements.

OG&E (Electric Utility)

Year ended December 31 (Dollars in millions)	2014	2013	2012
Operating revenues	$2,453.1	$2,262.2	$2,141.2
Cost of sales	1,106.6	965.9	879.1
Other operation and maintenance	453.2	438.8	446.3
Depreciation and amortization	270.8	248.4	248.7
Taxes other than income	84.5	83.8	77.7
Operating income	538.0	525.3	489.4
Allowance for equity funds used during construction	4.2	6.6	6.2
Other income	4.8	8.1	8.2
Other expense	1.9	4.6	4.3
Interest expense	141.5	129.3	124.6
Income tax expense	111.6	113.5	94.6
Net income	$292.0	$292.6	$280.3
Operating revenues by classification
Residential	$925.5	$901.4	$878.0
Commercial	583.3	554.2	523.5
Industrial	224.5	220.6	206.8
Oilfield	188.3	176.4	163.4
Public authorities and street light	220.3	214.3	202.4
Sales for resale	52.9	59.4	54.9
System sales revenues	2,194.8	2,126.3	2,029.0
Off-system sales revenues	94.1	14.7	36.5
Other	164.2	121.2	75.7
Total operating revenues	$2,453.1	$2,262.2	$2,141.2
Reconciliation of gross margin to revenue:
Operating revenues	$2,453.1	$2,262.2	$2,141.2
Cost of sales	1,106.6	965.9	879.1
Gross Margin	$1,346.5	$1,296.3	$1,262.1
MWH sales by classification (In millions)
Residential	9.4	9.4	9.1
Commercial	7.2	7.1	7.0
Industrial	3.8	3.9	4.0
Oilfield	3.4	3.4	3.3
Public authorities and street light	3.2	3.2	3.3
Sales for resale	1.0	1.2	1.3
System sales	28.0	28.2	28.0
Off-system sales	2.2	0.4	1.4
Total sales	30.2	28.6	29.4
Number of customers	814,982	806,940	798,110
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	4.506	3.905	2.930
Coal	2.152	2.273	2.310
Total fuel	2.752	2.784	2.437
Total fuel and purchased power	3.493	3.178	2.806
Degree days (A)
Heating - Actual	3,569	3,673	2,667
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,114	2,106	2,561
Cooling - Normal	2,092	2,092	2,092

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

2014 compared to 2013. OG&E's net income decreased 0.6 million, or 0.2 percent, in 2014 as compared to 2013 primarily due to higher gross margin, which was almost offset by higher other operations and maintenance expense, higher depreciation and amortization expense, and interest expense.
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

Operating revenues were $2,453.1 million in 2014 as compared to $2,262.2 million in 2013, an increase of $190.9 million, or 8.4 percent. Cost of sales were $1,106.6 million in 2014 as compared to $965.9 million in 2013, an increase of $140.7 million, or 14.6 percent. Gross margin was $1,346.5 million in 2014 as compared to $1,296.3 million in 2013, an increase of $50.2 million, or 3.9 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$43.8
New customer growth	13.8
Price variance (B)	6.8
Non-residential demand and related revenues	1.4
Other	(1.7)
Quantity variance (primarily weather)	(13.9)
Change in gross margin	$50.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)
Increased due to higher rider revenues primarily from the Oklahoma Demand Program rider, the Oklahoma Storm Recovery rider and the Arkansas Demand Program rider partially offset by lower rider revenues from the Oklahoma Crossroads rider, Oklahoma Smart Grid rider, Oklahoma System Hardening rider and the Arkansas Crossroads rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $627.5 million in 2014 as compared to $672.7 million in 2013, a decrease of $45.2 million, or 6.7 percent, primarily due to lower natural gas used offset by higher natural gas prices. In 2014, OG&E's fuel mix was 61 percent coal, 32 percent natural gas and seven percent wind. In 2013, OG&E's fuel mix was 53 percent coal, 40 percent natural gas and seven percent wind. Purchased power costs were $444.1 million in 2014 as compared to $267.6 million in 2013, an increase of $176.5 million, or 66.0 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission related charges were $35.0 million in 2014 as compared to $25.6 million in 2013, an increase of $9.4 million, or 36.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $453.2 million in 2014 as compared to $438.8 million in 2013, an increase of $14.4 million, or 3.3 percent. The below factors contributed to the change in other operations and maintenance expense:

$ Change
(In millions)
Reduction in capitalized labor (A)	$11.4
Corporate overhead and allocations (B)	4.0
Contract professional services (primarily marketing services)	3.8
Ongoing maintenance at power plants	3.5
Other marketing, sales and commercial (C)	2.3
Software expense (D)	2.3
Fees, permits and licenses (E)	2.3
Vegetation management (F)	(4.5)
Employee benefits (G)	(4.9)
Salaries and wages (H)	(5.8)
Change in other operation and maintenance expense	$14.4

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider partially offset by a reduction in media services expense.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Increased primarily due to higher SPP administration and assessment fees.

(F)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

(G)	Decreased primarily due to lower pension expense, postretirement and other benefits.

(H)	Decreased primarily due to incentive compensation and lower overtime wages partially offset by higher regular salaries and wages.

Depreciation and amortization expense was $270.8 million in 2014 as compared to $248.4 million in 2013, an increase of $22.4 million, or 9.0 percent, primarily due to additional assets being placed in service primarily related to transmission lines being placed in service throughout 2013 and 2014, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014. These were offset by the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $4.2 million in 2014 as compared to $6.6 million in 2013, a decrease of $2.4 million or 36.4 percent, primarily due to lower construction work in progress balances resulting from transmission projects being placed in service in 2014.

Other Income. Other income was $4.8 million in 2014 as compared to $8.1 million in 2013, a decrease of $3.3 million or 40.7 percent, primarily due to decreased margins recognized in the guaranteed flat bill program during 2014 as a result of cooler weather in the first quarter as compared to the same period in 2013 along with a decrease in the tax gross up related to the allowance for equity funds used during construction.

Other Expense. Other expense was $1.9 million in 2014 as compared to $4.6 million in 2013, a decrease of $2.7 million or 58.7 percent, primarily due to decreased charitable donations during 2014.

Interest Expense. Interest expense was $141.5 million in 2014 as compared to $129.3 million in 2013, an increase of $12.2 million, or 9.4 percent, primarily due to a $9.1 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, a $250 million debt issuance that occurred in March 2014 and an additional $250 million debt issuance that occurred in December 2014 partially offset by the early redemption of $140 million senior notes in August

2014. In addition, there was a $2.0 million increase reflecting a reduction in 2013 interest expense related to tax matters offset by a decrease in the allowance for borrowed funds used during construction of $1.0 million.

Income Tax Expense. Income tax expense was $111.6 million in 2014 as compared to $113.5 million in 2013, a decrease of $1.9 million, or 1.7 percent. The reduction reflects lower pretax income partially offset by a reduction in state tax credits recognized during the year and an increase in Federal credits recognized.

2013 compared to 2012.  OG&E's net income increased $12.3 million, or 4.4 percent, in 2013 as compared to 2012 primarily due to higher gross margin and lower other operations and maintenance expense, offset in part by higher interest expense and income taxes.

Gross Margin

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

Income Tax Expense. Income tax expense was $113.5 million in 2013 as compared to $94.6 million in 2012, an increase of $18.9 million, or 20.0 percent. The increase in income tax expense was primarily due to higher pre-tax income and a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized.

OGE Holdings (Natural Gas Midstream Operations)

	December 31,
(In millions)	2014	2013	2012
Operating revenues	$—	$630.4	$1,608.6
Cost of sales	—	489.0	1,120.1
Other operation and maintenance	1.2	60.9	172.9
Depreciation and amortization	—	36.8	109.2
Impairment of assets	—	—	—
Gain on insurance proceeds	—	—	(7.5)
Taxes other than income	—	10.5	28.3
Operating income (loss)	(1.2)	33.2	185.6
Equity in earnings of unconsolidated affiliates	172.6	101.9	—
Other income	—	10.2	1.0
Other expense	—	1.3	4.5
Interest expense	—	10.6	32.6
Income tax expense	69.1	26.9	45.7
Net income	102.3	106.5	103.8
Less: Net income attributable to noncontrolling interests	—	6.6	29.7
Net income attributable to OGE Holdings	$102.3	$99.9	$74.1

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable (26.3 percent as of December 31, 2014) which is being accounted for using the equity method of accounting. Prior to May 1, 2013, the Company reported the results of Enogex Holdings in the natural gas midstream operations segment.

Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the IPO in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $1.0 billion as of December 31, 2014.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(In millions)	2014	2013
OGE's share of Enable Net Income	$143.1	$82.1
Amortization of basis difference	14.0	9.4
Elimination of Enogex Holdings fair value and other adjustments	15.5	10.4
OGE's Equity in earnings of unconsolidated affiliates	$172.6	$101.9

The following table represents summarized financial information of Enable since its formation on May 1, 2013:

Enable Results of Operations

	Year Ended December 31,
(In millions)	2014	2013
Operating revenues	$3,367	$2,123
Cost of sales	1,914	1,241
Operating income	586	322
Net income attributable to Enable	530	289

Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013

Due to deconsolidation of Enogex LLC on May 1, 2013, the Company recorded no operating income for this segment for the eight-month period from May 1, 2013 through December 31, 2013 or the year ended December 31, 2014. Earnings after May 1, 2013 reflect the Company's equity interest in Enable's results, which are recorded in equity in earnings of unconsolidated affiliate, and the related tax effect. The table set forth below illustrates the impact of the operating results of Enable for the year ended December 31, 2014 as compared to the combined results of Enogex LLC for the four months ended April 30, 2013 and Enable for the eight months from May 1, 2013 to December 31, 2013.

	Enable Midstream Partners (Equity Method - Year Ended December 31, 2014)	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Eight Months Ended December 31, 2013)	Total (Year Ended December 31, 2013)
(In millions)
Operating revenues	$—	$630.4	$—	$630.4
Cost of sales	—	489.0	—	489.0
Operating expenses	1.2	108.2	—	108.2
Operating income	(1.2)	33.2	—	33.2
Equity in earnings of unconsolidated affiliates	172.6	—	101.9	101.9
Other income/(expense)	—	8.9	—	8.9
Interest expense	—	10.6	—	10.6
Earnings before taxes	171.4	31.5	101.9	133.4
Income tax expense	69.1	9.4	17.5	26.9
Net income	102.3	22.1	84.4	106.5
Less: net income attributable to noncontrolling interests	—	6.6	—	6.6
Net income attributable to OGE Energy	$102.3	$15.5	$84.4	$99.9

OGE Holding’s net income decreased $4.2 million, or 4 percent for the year ended December 31, 2014 as compared to the same period of 2013 due to higher pre-tax income and higher tax expense. OGE Holding's earnings before taxes increased $38.0 million, or 28.5 percent, for the year ended December 31, 2014 as compared to the same period of 2013. The increase reflects the accretive effect to OGE Holdings of Enable, for the entire year of 2014, as compared to only eight months of 2013, following the formation of Enable on May 1, 2013. Enable’s operating results for 2014 improved as compared to 2013, due to increased gathering and processing margins as a result of higher processed volumes in the Anadarko and Ark-La-Tex basins (which offset lower gathering volumes) and higher crude oil gathering margins. Additionally, Enable’s operating results for 2014 improved as compared to 2013 due to higher transportation and storage margins as a result of an increase of unrealized gains on natural gas derivatives and an increase of system optimization activities. The higher margins were offset in part, by higher depreciation expenses resulting from assets being placed in service and higher operating and maintenance expenses. Finally, as a result of Enable’s initial public offering in April 2014, and CenterPoint’s exercising of its put right to Enable, for its 24.95 percent interest in SESH, OGE Energy’s ownership in Enable dropped from 28.5 percent at the beginning of 2014 to 26.3 percent by the end of 2014, further partially offsetting the increase in earnings before taxes.

Income Tax Expense. Income tax expense was $69.1 million in 2014 as compared to $26.9 million in 2013, an increase of $42.2 million primarily due to higher pre-tax income and higher tax expense as compared to the prior period due to the absence of favorable deferred tax adjustments related to the formation of Enable.
Operating Data

	December 31,
	2014	2013

Gathered volumes - TBtu/d	3.34	3.05
Transportation volumes - TBtu/d	4.95	4.41
Natural gas processed volumes - TBtu/d	1.56	1.09
NGLs sold - million gallons/d (A)(B)	68.67	44.91

(A)	Excludes condensate.

(B)	NGLS sold includes volumes of NGLS withdrawn from inventory or purchased for system balancing purposes.

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

OGE Holdings' net income for the four months ended April 2013 as compared to the same period of 2012 decreased $18.7 million primarily due to a $45.4 million reduction in operating income reflecting lower NGLs prices, lower keep-whole processing spreads and the contract conversion of the Texas production volumes of one of Enogex LLC's five largest customers from keep-whole to fixed-fee, and to a lesser extent, slightly higher other operation and maintenance expense and depreciation and amortization expense. These decreases were partially offset by increased gathering rates and volumes and inlet processing volumes associated with ongoing Enogex LLC expansion projects and the gas gathering assets acquired in August 2012, and a $9.9 million gain related to the sale of certain gas gathering assets in the Texas panhandle in January 2013. Also offsetting the decrease were $11.4 million in lower income taxes primarily related to lower pre-tax income, and a $6.8 million reduction in earnings attributable to non-controlling interests due to the lower pre-tax earnings.

Due to the deconsolidation of Enogex LLC on May 1, 2013 as discussed above, the Company recorded no operating income for this segment for the eight month period from May 1, 2013 through December 31, 2013. Earnings in this eight month period reflect the Company’s equity interest in Enable's results, which are recorded in equity in earnings of unconsolidated affiliate, and the related tax effect. The table set forth below illustrates the impact of the operating results of Enogex LLC and Enable for the four months ended April 30, 2013, and the eight months from May 1, 2013 to December 31, 2013, respectively.

	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	OGE Holdings (Equity Method - Eight Months Ended December 31, 2013)	Total (Year Ended December 31, 2013)	Natural Gas Midstream Operations (Consolidated - Year Ended December 31, 2012)
(In millions)
Operating revenues	$630.4	$—	$630.4	$1,608.6
Cost of sales	489.0	—	489.0	1,120.1
Operating expenses	108.2	—	108.2	302.9
Operating income	33.2	—	33.2	185.6
Equity in earnings of unconsolidated affiliates	—	101.9	101.9	—
Other income (expense)	8.9	—	8.9	(3.5)
Interest expense	10.6	—	10.6	32.6
Earnings before income taxes	31.5	101.9	133.4	149.5
Income tax expense	9.4	17.5	26.9	45.7
Net income	22.1	84.4	106.5	103.8
Less: net income attributable to noncontrolling interests	6.6	—	6.6	29.7
Net income attributable to OGE Energy	$15.5	$84.4	$99.9	$74.1

Results for Enable for the eight months ended December 31, 2013, were consistent with management's expectations in light of lower natural gas liquids prices and low seasonal and geographic price differentials. Enable continued to increase processing volumes through system expansions. Transportation throughput was impacted by system integrity projects and slightly lower demand. Gathering throughput was slightly lower, impacted by well connects, with lower throughput offset by the impact of minimum commitment features. For the eight-month period from May 1, 2013 to December 31, 2013 as compared to the same period in 2012 there was a $44.5 million increase in net income in large part reflecting the accretive impact of the Enable formation. Included in that increase was a $24.9 million reduction in deferred state income taxes, associated with a remeasurement of the accumulated deferred taxes related to the formation of Enable partially offset by deferred tax adjustments related to the Company's deconsolidation of Enogex Holdings and higher pre-tax income (net of noncontrolling interest). Enable continued to increase processing volumes through system expansions. Transportation throughput was impacted by system integrity projects and slightly lower demand. Gathering throughput was slightly lower, impacted by well connects, with lower throughput offset by the impact of minimum commitment features.

For the year ended December 31, 2013, OGE Holdings' net income increased $25.8 million as a result of the $44.5 increase in net income for eight months ended December 31, offset in part by the $18.7 million reduction or the four months ended April 30.

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,387 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2016.

On October 14, 2014, OG&E signed a three-year lease effective beginning December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

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

The balance of Income Taxes Receivable was $16.0 million and $5.6 million at December 31, 2014 and 2013, respectively, an increase of $10.4 million, primarily due to a receivable related to Oklahoma wind credits and overpayments refundable from Louisiana.

The balance of Fuel Inventories was $58.5 million and $74.4 million at December 31, 2014 and 2013, respectively, a decrease of $15.9 million, or 21.4 percent, primarily due to lower coal inventory balances at OG&E's coal fired plants resulting from higher generation related to OG&E's participation in the Integrated Market along with lower deliveries due to market constraints.

The balance of Deferred Income Tax assets was $191.4 million and $215.8 million at December 31, 2014 and 2013, respectively, a decrease of $24.4 million, or 11.3 percent, primarily due to a decrease in deferred income taxes reflecting the expected utilization of net operating losses.

The balance of Fuel Clause Under Recoveries was $68.3 million and $26.2 million at December 31, 2014 and 2013, respectively, an increase of $42.1 million, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Short-Term Debt was $98.0 million and $439.6 million at December 31, 2014 and 2013, respectively, a decrease of $341.6 million or 77.7 percent, primarily due to proceeds received from a $250 million bond issuance in December 2014 along with distributions from Enable.

The balance of Accounts Payable was $179.1 million and $251.0 million at December 31, 2014 and 2013, respectively, a decrease of $71.9 million, or 28.6 percent, primarily due to a decrease of fuel and purchased power mainly due to participation in the SPP Integrated Marketplace along with milder weather in 2014. Additionally, there was a decrease in accounts payable related to the timing of vendor payments.

The balance of Accrued Compensation was $38.2 million and $56.9 million at December 31, 2014 and 2013, respectively, a decrease of $18.7 million, or 32.9 percent, primarily resulting from the payment of incentive compensation for Enable employees related to 2013 as well as lower levels of accrued incentive compensation for 2014.

The balance of Long-Term Debt due within one year had no balance as of December 31, 2014 compared to $100.0 million at December 31, 2013, primarily due to a senior note that was due to mature in November 2014. The Company made the decision to refinance the note in August 2014 and it was reclassified as long term debt at that time.

Cash Flows

				2014 vs. 2013		2013 vs. 2012
Year ended December 31 (In millions)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$721.6	$623.2	$1,046.1	$98.4	15.8%	$(422.9)	(40.4)%
Net cash used in investing activities	(559.1)	(957.0)	(1,192.6)	397.9	41.6%	235.6	19.8%
Net cash provided from (used in) financing activities	(163.8)	338.8	143.7	(502.6)	*	195.1	*

* Percentage is greater than 100 percent.

Operating Activities

The increase of $98.4 million, or 15.8 percent, in net cash provided from operating activities in 2014 as compared to 2013 was primarily due to:

•	the absence of fuel refunds to customers during the twelve months ended December 31, 2014, partially offset by fuel under recoveries in the same period;

•	an increase in cash distributions received from Enable in excess of cash distributions and cash provided from the operating activities of Enogex Holdings in 2013; and

•	an increase in cash received during the twelve months ended December 31, 2014 from transmission revenue.

These increases were partially offset by an increase in amounts paid to vendors.

The decrease of $422.9 million, or 40.4 percent, in net cash provided from operating activities in 2013 as compared to 2012 was primarily due to:

•	fuel refunds at OG&E in 2013 as compared to higher fuel recoveries in 2012; and

•
the combination of operating cash generated from the operations of Enogex Holdings through April 30, 2013 and the cash distributions received from Enable since May 1, 2013 were less than the operating cash generated from the operations of Enogex Holdings for the year ended December 31, 2012.

Investing Activities

The decrease of $397.9 million, or 41.6 percent, in net cash used in investing activities in 2014 as compared to 2013 was primarily due to lower levels of capital expenditures due to a decrease in transmission projects at OG&E and the deconsolidation of Enogex Holdings.

 The decrease of $235.6 million, or 19.8 percent, in net cash used in investing activities in 2013 as compared to 2012 is primarily a result of decreased capital expenditures related to the deconsolidation of Enogex Holdings on May 1, 2013 partially offset by increased capital expenditures at OG&E in 2013 related to various transmission projects.

Financing Activities

The increase of $502.6 million in net cash used in financing activities in 2014 as compared to 2013 was primarily due to:

•	a decrease in short-term debt;

•	the payment to retire $240 million of long-term debt in 2014;

•	payments in 2013 on advances from unconsolidated affiliates due to the deconsolidation of Enogex Holdings; and

•	contributions in 2013 from the ArcLight group related to the closing of the transaction to form Enable.

These increases were partially offset by proceeds received from the issuance of long-term debt in 2014.

The increase of $195.1 million in net cash provided from financing activities in 2013 as compared to 2012 was primarily due to:

•	a decrease in repayments of lines of credit in 2013 as compared to 2012;

•	payments on advances from unconsolidated affiliates due to the deconsolidation of Enogex Holdings on May 1, 2013; and

•	higher contributions from the ArcLight group related to the closing of the transaction to form Enable.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2015 through 2019 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2015	2016	2017	2018	2019
OG&E Base Transmission	$40	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	90	75	75	75	75
OG&E Other	50	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	355	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	20	20	20	20	20
SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	50	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	35	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	60	115	75	215	55
Combustion turbines - Environmental Compliance Plan	15	45	175	165	—
Total Other Projects	140	190	260	420	90
Total Known and Committed Projects	190	245	305	450	170
Total	$545	$550	$610	$755	$475

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 15 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2014.  See the Company's Consolidated Statements of Capitalization and Note 14 of Notes to Consolidated Financial Statements for additional information.

(In millions)	2015	2016-2017	2018-2019	After 2019	Total
Maturities of long-term debt (A)	$0.2	$335.3	$500.2	$1,929.9	$2,765.6
Operating lease obligations
Railcars	4.5	29.7	—	—	34.2
Wind farm land leases	2.1	4.5	4.8	46.4	57.8
OGE Energy noncancellable operating lease	0.8	1.6	0.7	—	3.1
Total operating lease obligations	7.4	35.8	5.5	46.4	95.1
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	85.2	164.0	148.4	167.4	565.0
Expected cogeneration energy payments	74.4	159.7	174.8	235.9	644.8
Minimum fuel purchase commitments	389.3	290.2	—	—	679.5
Expected wind purchase commitments	58.4	119.6	117.5	308.6	604.1
Long-term service agreement commitments	2.5	5.3	46.9	142.3	197.0
Environmental compliance plan expenditures	66.5	255.7	54.0	—	376.2
Total other purchase obligations and commitments	676.3	994.5	541.6	854.2	3,066.6
Total contractual obligations	683.9	1,365.6	1,047.3	2,830.5	5,927.3
Amounts recoverable through fuel adjustment clause (B)	(526.6)	(599.2)	(292.3)	(544.5)	(1,962.6)
Total contractual obligations, net	$157.3	$766.4	$755.0	$2,286.0	$3,964.7

(A)
Maturities of the Company's long-term debt during the next five years consist of $0.2 million, $110.2 million, $225.1 million, $250.1 million and $250.1 million in years 2015, 2016, 2017, 2018 and 2019, respectively.

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

Pension and Postretirement Benefit Plans

At December 31, 2014, 33.0 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S Government securities, bonds, debentures and notes, a commingled fund and a common collective trust as presented in Note 12 of Notes to Consolidated Financial Statements.  In 2014, asset returns on the Pension Plan were 12.8 percent due to the gains in fixed income and equity investments.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. During 2013, OGE Energy made contributions to its Pension Plan of $35 million to help ensure that the Pension Plan maintains an adequate funded status.  The level of funding is dependent on returns on plan assets and future discount rates. During 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not yet determined whether it will need to make any contributions to the Pension Plan in 2015. OGE

Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2014 and 2013. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1 of Notes to Consolidated Financial Statements) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2014	2013	2014	2013	2014	2013
Benefit obligations	$725.0	$658.1	$19.7	$14.0	$280.9	$258.2
Fair value of plan assets	679.8	654.9	—	—	59.6	61.4
Funded status at end of year	$(45.2)	$(3.2)	$(19.7)	$(14.0)	$(221.3)	$(196.8)

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

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. The Company's financial objective includes dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities. At the Company's September 2014 Board meeting, the Board of Directors approved management's recommendation of an 11 percent increase in the quarterly dividend rate to $0.25000 per share from $0.22500 per share effective in October 2014.
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

2014 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $809.5 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $88.2 million resulting in total net capital requirements and contractual obligations of $897.7 million in 2014, of which $31.5 million was to comply with environmental regulations.  This compares to net capital requirements of $990.7 million and net contractual obligations of $96.4 million totaling $1,087.1 million in 2013, of which $42.0 million was to comply with environmental regulations.

In 2014, the Company's sources of capital were cash generated from operations, proceeds from the issuance of short- and long - term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan and distributions from Enable. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55 percent senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

On November 19, 2014, the Company completed the issuance of $100 million in aggregate principal of its Floating Rate Senior Notes, Series due November 24, 2017. The proceeds from the issuance were used to refinance its $100 million of 5.00 percent Senior Notes due November 15, 2014.

On December 11, 2014, OG&E completed the issuance of $250 million of 4.000 percent Senior Notes, Series due December 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

Redemption of Long-Term Debt

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million was deferred and will be amortized through March 2044 to match the expected regulatory treatment.

The Dodd-Frank Act

Derivative instruments are utilized in managing OG&E's commodity price exposures. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps and margin requirements. The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users such as OG&E from much of the clearing requirements. The regulations require that the decision on whether to use the end-user exception from mandatory clearing for derivative transactions be reviewed and approved by an "appropriate committee" of the Board of Directors. On January 12, 2015, President Obama signed into law an amendment to the Dodd-Frank Act that exempts from margin requirements swaps used by end-users to hedge or mitigate commercial risk. There are, however, some rulemakings that have no yet been finalized. Even if OG&E qualifies for the end-user exception to clearing and margin requirements are not imposed on end-users, its derivative counterparties may be subject to new capital, margin and business conduct requirements as a result of the new regulations, which may increase OG&E's transaction costs or make it more difficult to enter into derivative transactions on favorable terms. OG&E's inability to enter into derivative transactions on favorable terms, or at all, could increase operating expenses and put OG&E at increased exposure to risks of adverse changes in commodities prices. The impact of the provisions of the Dodd-Frank Act on OG&E cannot be fully determined at this time due to uncertainty over forthcoming regulations and potential changes to the derivatives markets arising from new regulatory requirements.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $98.0 million and $439.6 million at December 31, 2014 and 2013, respectively.  The weighted-average interest rate on short-term debt at December 31, 2014 was 0.41 percent.  The average balance of short-term debt in 2014 was $417.8 million at a weighted-average interest rate of 0.30 percent. The maximum month-end balance of short-term debt in 2014 was $562.7 million. At December 31, 2014, the Company had $1,050.0 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.  At December 31, 2014, the Company had $5.5 million in cash and cash equivalents.  See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2014, commitments of a single existing lender with respect to approximately $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

Common Stock
The Company expects to issue between $10 million and $15 million of common stock in its Automatic Dividend Reinvestment and Stock Purchase Plan in 2015. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable limited partnership agreement, during 2014 Enable made distributions of $143.7 million to the Company.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, the most significant judgment is also exercised in the existence of regulatory assets and liabilities and unbilled revenues.  The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's Audit Committee. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of Notes to Consolidated Financial Statements.

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
Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 4 to 74 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

Hedging Policies

From time to time, OG&E may engage in cash flow and fair value hedge transactions to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Hedges are evaluated prior to execution with respect to the impact on the volatility of forecasted earnings and are evaluated at least quarterly after execution for the impact on earnings.

Regulatory Assets and Liabilities

OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates. The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost.

Unbilled Revenues

OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2014, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2014 and 2013, Accrued Unbilled Revenues were $55.5 million and $58.7 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2014, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million.  The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in Other Operation and Maintenance Expense on the Consolidated Statements of Income.  The allowance for uncollectible accounts receivable was $1.6 million and $1.9 million at December 31, 2014 and 2013, respectively.

Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for discussion of a current accounting pronouncement that is applicable to the Company.
Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.  See Notes 14 and 15 of Notes to Consolidated Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be approximately $136.0 million, of which $116.0 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be approximately $159.0 million, of which $139.0 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners, activated carbon injection and scrubbers.

Air

Federal Clean Air Act Overview

OG&E’s operations are subject to the Federal Clean Air Act as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfired air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.

On December 28, 2011, the EPA issued a final rule in which it rejected the SO2 portion of the Oklahoma SIP and issued a FIP its place. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the U.S. Supreme Court ended on May 27, 2014 when the Supreme Court denied OG&E's Petition for Certiorari, upholding the EPA's FIP for SO2. The FIP compliance date is now January 4, 2019.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled to commence on March 3, 2015. Multiple parties advocating a variety of positions have intervened in the proceeding. OG&E expects a ruling from the OCC in the second quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the first quarter of 2015 seeking related approvals from the APSC.

Cross-State Air Pollution Rule

In August 2011, the EPA published its Cross-State Air Pollution Rule that would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. In December 2011, the EPA published a supplemental Cross-State Air Pollution Rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. In response to legal challenges of the final rule on December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the Court of Appeals. On October 23, 2014, the Court of Appeals for the District of Columbia Circuit granted the EPA's request that the court lift the stay of the Cross-State Air Pollution Rules. The EPA subsequently clarified that compliance with the Cross-State Air Pollution Rule would begin in 2015 using the amount of allowances originally scheduled to be available in 2012. OG&E already has installed low NOx burners on many of its generating units, and OG&E is continuing to evaluate what additional measures, if any, will be needed for compliance with the rule. In the meantime, the petitions for review of the Cross-State Air Pollution Rule and the supplemental rule remain pending before the DC Circuit Court of Appeals for consideration of issues not addressed by the Supreme Court's decision.

Hazardous Air Pollutants Emission Standards

On April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. To comply with this rule, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. The final MATS rule has been appealed by several parties and is now before the US Supreme Court. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the Government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club have until March 16, 2015 to file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra

Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument is currently scheduled for March 18, 2015.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2014, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

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

In January 2014, the EPA used the Clean Air Act authority and re-proposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards set separate standards for natural gas combined cycle units and coal-fired generating units.

The EPA published proposed standards for existing units on June 18, 2014. As proposed by the rule, states must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA between June 2016 and June 2018 depending on whether they choose to develop a compliance plan as an individual state or as a group of states. In Oklahoma, the proposal sets a target of 43 percent reduction in the carbon emissions rate (lb/MWh) from existing sources. EPA received over 3.5 million comments on this proposal including comments from OG&E.

On January 7, 2015, EPA announced that it will simultaneously finalize the proposed rules for new and existing sources to an unspecified date during the summer of 2015. With these rules, EPA also plans to propose a federal plan for States to achieve the emissions targets in the existing-unit rule which States could adopt rather than developing their own state plans. EPA expects to issue a final federal plan in the summer of 2016. As proposed rules, OG&E is unable to assess the impact to OG&E at this time however continues to monitor the rule’s development.

On June 23, 2014, the U.S. Supreme Court issued an opinion rejecting the EPA’s determination that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases. However, the Court held that EPA can require best available control technology for greenhouse gas emissions from sources otherwise subject to review under the Prevention of Significant Deterioration program. The opinion is not expected to have a direct impact on OG&E because none of its sources has been, or is expected to be, required to undergo such a review for greenhouse gas emissions.

It is not possible to determine what the legal standards for greenhouse gas emissions will be in the future. Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in “Pending Regulatory Matters”, OG&E has filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and transmission to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

Air Quality Control System

On September 10, 2014,  OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the scrubber systems.  The scrubbers are part of OG&E’s Environmental Compliance Plan and scheduled to be completed by 2019. More detail regarding the Environmental Plan can be found under the “Pending Regulatory Matters” section of "Notes to Consolidated Financial Statements" of Part II, Item 8 of this Form 10-K.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

On December 19, 2014, EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The final rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. OG&E operations are regulated by this rule however; OG&E is still currently evaluating the potential impacts of the final rule and as such, cannot yet assess the cost of compliance from the rule.

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2014, the Company obtained refunds of $3.4 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act, and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters.
In March 2011, the EPA proposed rules to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E is currently evaluating the impacts of the final rule and plans to seek state approval of the compliance plan in 2015, at which point in time OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Because OG&E utilizes various products and generate wastes that are considered hazardous substances for purposes of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, OG&E could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment.  At this time, it is not anticipated that any associated liability will cause a significant impact to OG&E.

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 14 of Notes to Consolidated Financial Statements.

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

Year ended December 31 (Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total	12/31/14 Fair Value
Fixed-rate debt (A)
Principal amount	$0.2	$110.2	$125.1	$250.1	$250.1	$1,794.5	$2,530.2	$2,968.0
Weighted-average interest rate	3.02%	5.15%	6.50%	6.35%	8.25%	5.20%	5.67%
Variable-rate debt (B)
Principal amount	$—	$—	$100.0	$—	$—	$135.4	$235.4	$235.3
Weighted-average interest rate	—%	—%	0.78%	—%	—%	0.07%	0.38%

(A)
Prior to or when these debt obligations mature, the Company may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)
A hypothetical change of 100 basis points in the underlying variable interest rate incurred by the Company would change interest expense by $2.4 million annually through 2017 and $1.4 million thereafter.

Item 8.  Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In millions except per share data)	2014	2013	2012
OPERATING REVENUES
Electric Utility	$2,453.1	$2,259.7	$2,128.7
Natural Gas Midstream Operations (Note 1)	—	608.0	1,542.5
Total operating revenues	2,453.1	2,867.7	3,671.2
COST OF SALES
Electric Utility	1,106.6	950.0	831.4
Natural Gas Midstream Operations (Note 1)	—	478.9	1,087.3
Total cost of sales	1,106.6	1,428.9	1,918.7
OPERATING EXPENSES
Other operation and maintenance	439.6	489.2	601.5
Depreciation and amortization	281.4	297.3	371.4
Gain on insurance proceeds	—	—	(7.5)
Taxes other than income	88.7	98.8	110.2
Total operating expenses	809.7	885.3	1,075.6
OPERATING INCOME	536.8	553.5	676.9
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	172.6	101.9	—
Allowance for equity funds used during construction	4.2	6.6	6.2
Other income	17.8	31.8	17.6
Other expense	(14.4)	(22.2)	(16.5)
Net other income	180.2	118.1	7.3
INTEREST EXPENSE
Interest on long-term debt	144.6	145.6	158.9
Allowance for borrowed funds used during construction	(2.4)	(3.4)	(3.5)
Interest on short-term debt and other interest charges	6.2	5.3	8.7
Interest expense	148.4	147.5	164.1
INCOME BEFORE TAXES	568.6	524.1	520.1
INCOME TAX EXPENSE	172.8	130.3	135.1
NET INCOME	395.8	393.8	385.0
Less: Net income attributable to noncontrolling interests	—	6.2	30.0
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$395.8	$387.6	$355.0
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.2	198.2	197.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.9	199.4	198.1
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.99	$1.96	$1.80
DILUTED EARNINGS PER AVERAGE COMMON SHARES ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.98	$1.94	$1.79
DIVIDENDS DECLARED PER COMMON SHARE	$0.95000	$0.85125	$0.79750

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2014	2013	2012
Net income	$395.8	$393.8	$385.0
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $1.2, $2.4 and $1.7, respectively	1.8	3.7	3.0
Net gain (loss) arising during the period, net of tax of ($7.0), $7.8 and ($5.6), respectively	(11.1)	12.4	(10.2)
Amortization of prior service cost, net of tax of $0, $0 and $0.2, respectively	—	—	0.2
Settlement (Curtailment) cost, net of tax of ($0.1), $1.9 and $0, respectively	(0.1)	3.0	—
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.5, $1.3 and ($1.1), respectively	0.9	2.0	2.0
Net gain (loss) arising during the period, net of tax of ($1.9), $4.4 and ($1.1), respectively	(3.1)	6.9	(2.3)
Amortization of deferred net transition obligation, net of tax of $0, $0 and $0.1, respectively	—	—	0.1
Amortization of prior service cost, net of tax of ($1.1), ($1.1) and ($1.0), respectively	(1.8)	(1.8)	(1.8)
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of $0, $0.4 and ($1.6), respectively	—	0.6	(3.6)
Deferred commodity contracts hedging gains (losses), net of tax of $0, $0 and $0.1, respectively	—	—	0.4
Amortization of deferred interest rate swap hedging losses, net of tax of $0.1, $0.1 and $0.2, respectively	0.2	0.3	0.2
Other comprehensive income, net of tax	(13.2)	27.1	(12.0)
Comprehensive income	382.6	420.9	373.0
Less: Comprehensive income attributable to noncontrolling interests	—	6.3	26.5
Less: Deconsolidation of Enogex Holdings	—	6.1	—
Total comprehensive income attributable to OGE Energy	$382.6	$408.5	$346.5

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$395.8	$393.8	$385.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	281.4	298.6	375.2
Deferred income taxes and investment tax credits, net	177.3	125.9	143.7
Equity in earnings of unconsolidated affiliates	(172.6)	(101.9)	—
Distributions from unconsolidated affiliates	143.7	51.7	—
Allowance for equity funds used during construction	(4.2)	(6.6)	(6.2)
(Gain) Loss on disposition of assets	(0.2)	(8.6)	4.2
Gain on insurance proceeds	—	—	(7.5)
Stock-based compensation	(2.7)	(3.5)	(2.6)
Regulatory assets	4.6	26.8	20.3
Regulatory liabilities	(4.4)	(32.5)	(14.8)
Other assets	(16.3)	1.3	(6.9)
Other liabilities	29.6	(7.0)	(14.3)
Change in certain current assets and liabilities
Accounts receivable, net	(9.4)	(34.0)	27.1
Accounts receivable - unconsolidated affiliates	6.8	3.7	—
Accrued unbilled revenues	3.2	(1.3)	1.9
Income taxes receivable	(10.4)	1.6	1.1
Fuel, materials and supplies inventories	20.4	5.1	13.7
Fuel clause under recoveries	(42.1)	(26.2)	1.8
Other current assets	(2.7)	(4.5)	(8.6)
Accounts payable	(64.0)	56.9	25.1
Fuel clause over recoveries	(0.4)	(108.8)	101.5
Other current liabilities	(11.8)	(7.3)	6.4
Net Cash Provided from Operating Activities	721.6	623.2	1,046.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(569.3)	(990.6)	(1,150.6)
Return of capital - Equity method investments	9.5	—	—
Proceeds from sale of assets	0.7	36.3	1.5
Investment in unconsolidated affiliates	—	(2.7)	—
Acquisition of gathering assets	—	—	(78.6)
Proceeds from insurance	—	—	7.6
Reimbursement of capital expenditures	—	—	27.5
Net Cash Used in Investing Activities	(559.1)	(957.0)	(1,192.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	588.9	247.4	250.0
Issuance of common stock	13.2	14.2	14.3
Dividends paid on common stock	(184.1)	(165.5)	(154.5)
Payment of long-term debt	(240.2)	(0.1)	(0.1)
(Decrease) increase in short-term debt	(341.6)	8.7	153.8
Changes in advances with unconsolidated affiliates	—	129.6	—
Contributions from noncontrolling interest partners	—	107.0	46.2
Repayment of line of credit	—	—	(150.0)
Purchase of treasury stock	—	—	(3.4)
Distributions to noncontrolling interest partners	—	(2.5)	(12.6)
Net Cash (Used in) Provided from Financing Activities	(163.8)	338.8	143.7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.3)	5.0	(2.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6.8	1.8	4.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.5	$6.8	$1.8
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5.5	$6.8
Accounts receivable, less reserve of $1.6 and $1.9, respectively	188.8	179.4
Accounts receivable - unconsolidated affiliates	5.6	12.4
Accrued unbilled revenues	55.5	58.7
Income taxes receivable	16.0	5.6
Fuel inventories	58.5	74.4
Materials and supplies, at average cost	78.9	80.7
Deferred income taxes	191.4	215.8
Fuel clause under recoveries	68.3	26.2
Other	37.3	34.6
Total current assets	705.8	694.6
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,318.2	1,298.8
Other	70.1	61.0
Total other property and investments	1,388.3	1,359.8
PROPERTY, PLANT AND EQUIPMENT
In service	9,983.0	9,183.1
Construction work in progress	115.9	468.5
Total property, plant and equipment	10,098.9	9,651.6
Less accumulated depreciation	3,119.0	2,978.8
Net property, plant and equipment	6,979.9	6,672.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	411.5	379.1
Other	42.3	28.4
Total deferred charges and other assets	453.8	407.5
TOTAL ASSETS	$9,527.8	$9,134.7

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$98.0	$439.6
Accounts payable	179.1	251.0
Dividends payable	49.9	44.7
Customer deposits	73.7	70.9
Accrued taxes	39.7	39.9
Accrued interest	43.0	43.4
Accrued compensation	38.2	56.9
Long-term debt due within one year	—	100.0
Other	51.7	47.4
Total current liabilities	573.3	1,093.8
LONG-TERM DEBT	2,755.3	2,300.1
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	315.5	241.5
Deferred income taxes	2,268.3	2,125.3
Regulatory liabilities	263.0	234.2
Other	108.0	102.7
Total deferred credits and other liabilities	2,954.8	2,703.7
Total liabilities	6,283.4	6,097.6
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,087.6	1,073.6
Retained earnings	2,198.2	1,991.7
Accumulated other comprehensive loss, net of tax	(41.4)	(28.2)
Total stockholders' equity	3,244.4	3,037.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,527.8	$9,134.7

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2014	2013
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 199.4 and 198.5 shares, respectively		$2.0	$2.0
Premium on common stock		1,085.6	1,071.6
Retained earnings		2,198.2	1,991.7
Accumulated other comprehensive loss, net of tax		(41.4)	(28.2)
Total stockholders' equity		3,244.4	3,037.1

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
5.00%	Senior Notes, Series Due November 15, 2014	—	100.0
0.78%	Variable Senior Notes, Series Due November 24, 2017	100.0	—
Unamortized discount		—	(0.1)
Senior Notes - OG&E
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
6.50%	Senior Notes, Series Due August 1, 2034	—	140.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	—
4.00%	Senior Notes, Series Due December 15, 2044	250.0	—
3.70%	Tinker Debt, Due August 31, 2062	10.2	10.3
Other Bonds - OG&E
0.07% - 0.20%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.07% - 0.18%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.04% - 0.15%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized discount		(10.3)	(5.5)
Total long-term debt		2,755.3	2,400.1
Less long-term debt due within one year		—	(100.0)
Total long-term debt (excluding debt due within one year)		2,755.3	2,300.1
Total Capitalization (including long-term debt due within one year)		$5,999.7	$5,437.2

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2011	$1.0	$1,034.3	$1,574.8	$(40.6)	$256.0	$(6.2)	$2,819.3
Net income	—	—	355.0	—	30.0	—	385.0
Other comprehensive income, net of tax	—	—	—	(8.5)	(3.5)	—	(12.0)
Dividends declared on common stock	—	—	(157.4)	—	—	—	(157.4)
Issuance of common stock	—	14.3	—	—	—	—	14.3
Stock-based compensation	—	(8.7)	—	—	(0.2)	6.1	(2.8)
Contributions from noncontrolling interest partners	—	10.7	—	—	35.5	—	46.2
Distributions to noncontrolling interest partners	—	—	—	—	(12.6)	—	(12.6)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(4.2)	—	—	—	—	(4.2)
Purchase of treasury stock	—	—	—	—	—	(3.4)	(3.4)
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	387.6	—	6.2	—	393.8
Other comprehensive income, net of tax	—	—	—	27.0	0.1	—	27.1
Dividends declared on common stock	—	—	(168.8)	—	—	—	(168.8)
Issuance of common stock	—	14.2	—	—	—	—	14.2
Stock-based compensation	—	(1.8)	—	—	(0.8)	3.5	0.9
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$—	$—	$3,037.1
Net income	—	—	395.8	—	—	—	395.8
Other comprehensive income, net of tax	—	—	—	(13.2)	—	—	(13.2)
Dividends declared on common stock	—	—	(189.3)	—	—	—	(189.3)
Issuance of common stock	—	13.2	—	—	—	—	13.2
Stock-based compensation	—	0.8	—	—	—	—	0.8
Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$—	$—	$3,244.4

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments:  (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20% and 50% and has the ability to exercise significant influence.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC.  OG&E was incorporated in 1902 under the laws of the Oklahoma Territory, and is a wholly owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment currently represents the Company's investment in Enable through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings. All significant intercompany transactions have been eliminated in consolidation.

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company's contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, OGE Energy began accounting for its interest in Enable using the equity method of accounting.

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

On January 26, 2015, Enable announced a quarterly dividend distribution of $0.30875 per unit on its outstanding common and subordinated units, representing an increase of approximately 2.1 percent over the prior quarter distribution. Enable's gross margins are affected by commodity price movements. Based on forward commodity prices, Enable expects to see a change in producer activity that will affect its future distribution growth rate. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.” In certain circumstances, the general partner, will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

At December 31, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

Basis of Presentation

In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at December 31, 2014 and 2013 and the results of its operations and cash flows for the years ended December 31, 2014, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Accounting Records

The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC.  Additionally, OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2014	2013
Regulatory Assets
Current
Fuel clause under recoveries	$68.3	$26.2
Oklahoma demand program rider under recovery (A)	19.7	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	9.1	7.3
Total Current Regulatory Assets	$97.1	$48.8
Non-Current
Benefit obligations regulatory asset	$261.1	$227.4
Income taxes recoverable from customers, net	56.1	56.5
Smart Grid	43.9	44.2
Deferred storm expenses	17.5	21.6
Unamortized loss on reacquired debt	16.1	11.8
Pension tracker	—	1.4
Other	16.8	16.2
Total Non-Current Regulatory Assets	$411.5	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$12.5	$16.7
Crossroads wind farm rider over recovery (B)	10.3	—
Other (B)	1.6	3.5
Total Current Regulatory Liabilities	$24.4	$20.2
Non-Current
Accrued removal obligations, net	$248.1	$227.7
Pension tracker	14.9	—
Deferred pension credits	—	6.5
Total Non-Current Regulatory Liabilities	$263.0	$234.2

(A)	Included in Other Current Assets on the Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Consolidated Balance Sheets.

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

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost. These expenses are recorded as a regulatory asset as OG&E had historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to Accumulated other comprehensive income.

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2014	2013
Pension Plan and Restoration of Retirement Income Plan
Net loss	$196.7	$178.4
Prior service cost	0.6	2.5
Postretirement Benefit Plans
Net loss	83.6	79.9
Prior service cost	(19.8)	(33.4)
Total	$261.1	$227.4

The following amounts in the benefit obligations regulatory asset at December 31, 2014 are expected to be recognized as components of net periodic benefit cost in 2015:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$12.7
Prior service cost	0.5
Postretirement Benefit Plans
Net loss	11.8
Prior service cost	(13.7)
Total	$11.3

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports. These amounts are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters, which were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the Regulatory Assets/Liabilities table above. These costs are expected to be recovered in base rates in OG&E's next general rate case.

OG&E defers annual Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million. OG&E will recover the amounts deferred each year, over a five-year period.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, the most significant judgment is also exercised in the existence of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause.  The allowance for uncollectible accounts receivable was $1.6 million and $1.9 million at December 31, 2014 and 2013, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $66.7 million and $74.4 million at December 31, 2014 and 2013, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 BCF of cushion gas owned by OG&E on the Enable system is being directed to OG&E's power plants over a five year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. Therefore, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Deferred Charges and Other Assets and an additional $2.7 million was reclassified to current Fuel Inventories on the Balance Sheets. As of December 31, 2014, the balance of cushion gas in Other Assets is approximately $8.2 million.

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

December 31, 2014 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$207.7	$46.6	$161.1
Redbud Plant (A)(B)	51%	$484.1	$81.8	$402.3

(A)	Construction work in progress was $0.5 million and $0.4 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

December 31, 2013 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$183.2	$62.8	$120.4
Redbud Plant (A)(B)	51%	$498.9	$89.7	$409.2

(A)	Construction work in progress was $0.1 million and $39.5 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

OGE Energy Consolidated

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2014 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$151.7	$113.3	$38.4
OGE Energy property, plant and equipment	151.7	113.3	38.4
OG&E
Distribution assets	3,559.5	1,086.7	2,472.8
Electric generation assets (A)	3,620.1	1,345.1	2,275.0
Transmission assets (B)	2,370.0	417.8	1,952.2
Intangible plant	67.6	31.1	36.5
Other property and equipment	330.0	125.0	205.0
OG&E property, plant and equipment	9,947.2	3,005.7	6,941.5
Total property, plant and equipment	$10,098.9	$3,119.0	$6,979.9

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.4 million.

December 31, 2013 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$152.4	$114.2	$38.2
OGE Energy property, plant and equipment	152.4	114.2	38.2
OG&E
Distribution assets	3,403.8	1,028.2	2,375.6
Electric generation assets (A)	3,551.0	1,306.1	2,244.9
Transmission assets (B)	2,163.7	385.0	1,778.7
Intangible plant	50.5	27.1	23.4
Other property and equipment	330.2	118.2	212.0
OG&E property, plant and equipment	9,499.2	2,864.6	6,634.6
Total property, plant and equipment	$9,651.6	$2,978.8	$6,672.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

The following table summarizes the Company's unamortized computer software costs.

December 31 (In millions)	2014	2013
OGE Energy (holding company)	$4.5	$7.2
OG&E	33.6	16.8
Total	$38.1	$24.0

The following table summarizes the Company's amortization expense for computer software costs.

Year ended December 31 (In millions)	2014	2013	2012
OGE Energy (holding company)	$4.3	$6.4	$6.8
OG&E	5.2	4.0	4.2
Enogex	—	0.8	3.1
Total	$9.5	$11.2	$14.1

Depreciation and Amortization

The provision for depreciation, which was 2.8 percent of the average depreciable utility plant for both 2014 and 2013, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2015, the provision for depreciation is projected to be 2.8 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2014, 96.0 percent will be amortized over 9 years with 4.0 percent of the remaining amortizable intangible plant balance at December 31, 2014 being amortized over 26 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which are being amortized over a 27-year life and $3.3 million for certain substation facilities in OG&E's service territory, which are being amortized over a 37 to 59-year period.

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Consolidated Balance Sheet at December 31, 2014. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 4 to 74 years.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2014 and 2013.

(In millions)	2014	2013
Balance at January 1	$55.2	$54.0
Liabilities settled	(0.8)	(0.4)
Accretion expense	2.5	2.3
Revisions in estimated cash flows	1.7	(0.7)
Balance at December 31	$58.6	$55.2

Allowance for Funds Used During Construction

Allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net other income and a reduction to interest expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 6.92 percent, 8.33 percent and 8.93 percent for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease in the allowance for funds used during construction rates in 2014 was primarily due to two factors. First, an increase in the average daily balance of short-term debt resulted in less equity being required to finance construction projects, which caused the equity portion of allowance for funds using during construction to decrease. Second, that same increase in the average daily balance of short-term debt allowed the interest and fixed commercial paper fees to be lower per dollar of short term debt, resulting in a lower short term debt rate which caused the debt portion of allowance for funds used during construction to decrease.

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

The Company deconsolidated the results of operations for Enogex LLC as of May 1, 2013. Prior to this date, operating revenues for gathering, processing, transportation and storage services for Enogex LLC were recorded each month based on the current month's estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments.  The estimates were reversed in the following month and customers were billed on actual volumes and contracted prices.  Gas sales were calculated on current-month nominations and contracted prices. Operating revenues associated with the production of NGLs were estimated based on current-month estimated production and contracted prices.  These amounts were reversed in the following month and the customers were billed on actual production and contracted prices.

Enogex, LLC recognized revenue from natural gas gathering, processing, transportation and storage services to third parties as services were provided.  Revenue associated with NGLs was recognized when the production was sold.

Enogex LLC recorded deferred revenue when it received consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP.

Enogex LLC engaged in asset management and hedging activities related to the purchase and sale of natural gas and NGLs. Contracts utilized in these activities generally included purchases and sales for physical delivery, over-the-counter forward swap and options contracts and exchange traded futures and options.

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented FERC approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets, and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Goods Sold in its Consolidated Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

Fuel Adjustment Clauses

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in the components of accumulated other comprehensive loss attributable to OGE Energy during 2014. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net loss	Prior service cost	Deferred interest rate swap hedging losses	Total
Balance at December 31, 2013	$(27.4)	$0.1	$(5.8)	$5.1	$(0.2)	$(28.2)
Other comprehensive income before reclassifications	(11.1)	—	(3.1)	—	—	(14.2)
Amounts reclassified from accumulated other comprehensive income (loss)(A)	1.7	—	0.9	(1.8)	0.2	1.0
Net current period other comprehensive income (loss)	(9.4)	—	(2.2)	(1.8)	0.2	(13.2)
Balance at December 31, 2014	$(36.8)	$0.1	$(8.0)	$3.3	$—	$(41.4)

(A)	Includes $0.1 million of pension curtailment charges.

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the year ended December 31, 2014.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
(In millions)	2014	2013
Losses on cash flow hedges
Commodity contracts	$—	$(1.0)	Cost of sales
Interest rate swap	(0.3)	(0.4)	Interest expense
	(0.3)	(1.4)	Total before tax
	(0.1)	(0.5)	Tax benefit
	$(0.2)	$(0.9)	Net of tax

Amortization of defined benefit pension items
Actuarial losses	$(3.0)	$(6.1)	(A)
Settlement cost	0.2	(4.9)	(A)
	(2.8)	(11.0)	Total before tax
	(1.1)	(4.3)	Tax benefit
	(1.7)	(6.7)	Net of tax
	—	(0.1)	Noncontrolling interest
	$(1.7)	$(6.6)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(1.4)	$(3.3)	(A)
Prior service cost	2.9	2.9	(A)
	1.5	(0.4)	Total before tax
	0.6	(0.2)	Tax benefit
	$0.9	$(0.2)	Net of tax

Total reclassifications for the period	$(1.0)	$(7.7)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 12 for additional information).

The amounts in accumulated other comprehensive loss at December 31, 2014 that are expected to be recognized into earnings in 2015 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$(5.1)
Postretirement Benefit Plans
Net loss	(1.9)
Prior service cost	2.9
Total, net of tax	$(4.1)

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  The Company had $7.5 million and $6.2 million in accrued environmental liabilities at December 31, 2014 and 2013, respectively, which are included in the asset retirement obligations table.

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
Pursuant to a Registration Rights Agreement dated as of May 1, 2013, OGE Energy and CenterPoint Energy, Inc. agreed to initiate the process for the sale of an equity interest in Enable in an initial public offering. On April 16, 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. The offering represented approximately 6.0 percent of the limited partner interests and raised approximately $464 million in net proceeds for Enable. In connection with the offering, underwriters exercised their option to purchase 3,750,000 additional common units which were fulfilled with units held by ArcLight. As a result of the offering, OGE Holding's ownership was reduced from 28.5 percent to 26.7 percent. On May 13, 2014, CenterPoint exercised its put right with respect to a 24.95 percent interest in SESH and pursuant to that right, on May 30, 2014, Enable issued 6,322,457 common units representing limited partner interests in Enable in exchange for CenterPoint's 24.95 percent interest in SESH. At December 31, 2014, OGE Energy held 26.3 percent of the limited partner interests in Enable.

CenterPoint and OGE Energy also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following the initial public offering. See Note 1 for more information regarding incentive distributions.

Distributions received from Enable were $143.7 million during the year ended December 31, 2014.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, since its formation on May 1, 2013 are discussed below. Prior to May 1, 2013, operating costs charged and related party transactions between the Company and Enogex Holdings were eliminated in consolidation. OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013.

On May 1, 2013, OGE Energy and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby OGE Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days notice if approved by the board of Enable's general partner. Under these agreements, OGE Energy charged operating costs to Enable of $16.8 million and $17.8 million for December 31, 2014 and December 31, 2013, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  Effective April 1, 2014, Enable’s general partner, OGE Energy and CenterPoint agreed to reduce certain governance related costs billed to Enable for transition services.

Additionally, OGE Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. OGE Energy did not transfer any employees to Enable at the formation of the partnership or any time through December 31, 2014. In October 2014, CenterPoint, OGE Energy and Enable agreed to continue the secondment to Enable for 192 OGE Energy employees that participate in OGE Energy's defined benefit and retirement plans, beyond December 31, 2014. The remaining OGE Energy seconded employees were terminated from OGE Energy on December 31, 2014 and were offered employment by Enable. OGE Energy billed Enable for reimbursement of $104.8 million and $67.7 million in 2014 and 2013, respectively, under the Transitional Seconding Agreement for employment costs incurred on or after May 1, 2013.

OGE Energy had accounts receivable from Enable of $5.6 million and $12.4 million as of December 31, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Pursuant to the transition agreements, Enable has agreed to reimburse OGE Energy for certain severance and termination costs related to the termination of OGE Energy's seconded employees.

Related Party Transactions with Enable

	Year Ended
(In millions)	December 31, 2014	December 31, 2013
Operating Revenues:
Electricity to power electric compression assets	$13.3	$7.7
Cost of Sales:
Natural gas transportation services	$34.9	$23.2
Natural gas storage services	4.4	8.6
Natural gas purchases	8.7	14.8

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at December 31, 2014 and for the eight months ended December 31, 2013.

Balance Sheet	Year Ended December 31,
(In millions)	2014	2013
Current assets	$438	$549
Non-current assets	11,399	10,683
Current liabilities	671	720
Non-current liabilities	2,344	2,331

Income Statement	Year Ended December 31,
(In millions)	2014	2013
Operating revenues	$3,367	$2,123
Cost of sales	1,914	1,241
Operating income	586	322
Net income attributable to Enable	530	289

The formation of Enable was considered a business combination, and CenterPoint Midstream was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to Enable's equity of $2.2 billion.  Due to the contribution of Enogex LLC to Enable meeting the requirements of being in substance real estate and the recording the initial investment at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in the Company's recording of its equity in earnings of Enable.

OGE Energy recorded equity in earnings of unconsolidated affiliates of $172.6 million and $101.9 million for the twelve months ended December 31, 2014 and the eight months ended December 31, 2013, respectively. Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the IPO in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $1.0 billion as of December 31, 2014.

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(In millions)	2014	2013
OGE's share of Enable Net Income	$143.1	$82.1
Amortization of basis difference	14.0	9.4
Elimination of Enogex Holdings fair value and other adjustments	15.5	10.4
OGE's Equity in earnings of unconsolidated affiliates	$172.6	$101.9

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

The carrying value of the financial instruments included in the Consolidated Balance Sheets approximates fair value except for long-term debt which is valued at the carrying amount.  The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 2014 and December 31, 2013.

	2014		2013
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,509.7	$2,957.7	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.2	10.3	10.3	9.1
OGE Energy Senior Notes	100.0	99.9	99.9	103.1

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

Income Statement Presentation Related to Derivative Instruments

The Company had no derivative instruments included in its Consolidated Statement of Income in 2014. The following tables present the effect of derivative instruments on the Company's Consolidated Statement of Income in 2013.

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

For derivatives designated as cash flow hedges in the tables above, amounts reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion) and amounts recognized in income (ineffective portion) for the year ended December 31, 2012, if any, are reported in Operating Revenues. For derivatives not designated as hedges in the tables above, amounts recognized in income for the year ended December 31, 2012, if any, are reported in Operating Revenues.

6.	Stock-Based Compensation

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2014, 2013 and 2012 related to the Company's performance units and restricted stock.

Year ended December 31 (In millions)	2014	2013	2012
Performance units
Total shareholder return	$8.3	$8.4	$8.0
Earnings per share	3.7	2.3	4.2
Total performance units	12.0	10.7	12.2
Restricted stock	—	0.4	0.6
Total compensation expense	12.0	11.1	12.8
Less: Amount paid by unconsolidated affiliates	3.6	3.1	—
Net compensation expense	$8.4	$8.0	$12.8
Income tax benefit	$3.3	$3.1	$4.9

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2014, 2013 and 2012, there were 494,637 shares, 548,344 shares and 849,110 shares, respectively, of new common stock issued pursuant to the Company's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2014, there were 2,901 shares of restricted stock returned to the Company to satisfy tax liabilities.

Performance Units

Under the Stock Incentive Plan, the Company has issued performance units which represent the value of one share of the Company's common stock.  The performance units provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive Plan).  Each performance unit is subject to forfeiture if the recipient terminates employment with the Company or a subsidiary prior to the end of the three-year award cycle for any reason other than death, disability or retirement.  In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle.

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

As a result of the formation of Enable on May 1, 2013, performance unit grants to OGE Holdings' employees that were previously based on earnings before interest, taxes, depreciation and amortization were converted to performance units based on total shareholder return or earnings per share. Total 2013 performance unit grants converted were 91,390, comprised of 45,596 total shareholder return performance units with a $25.89 grant date fair value and 45,794 earnings per share performance units with a $26.73 grant date fair value. Total 2012 performance unit grants converted were 82,930, comprised of 41,554 total shareholder return performance units with a $47.71 grant date fair value and 41,376 earnings per share performance units with a $34.94 grant date fair value. The amount of these performance units were adjusted for the effects of the stock split. The impact of the modification of the performance unit grants on stock-based compensation expense for 2013 was not material.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle.  Dividends were not accrued or paid for awards prior to February 2014, and were therefore not included in the fair value calculation. Beginning with the February 2014 performance unit awards, dividends are accrued on a quarterly basis pending achievement of payout criteria, and were therefore included in the fair value calculations.  Expected price volatility is based on the historical volatility of the Company's common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to the Company's performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2014	2013	2012
Number of units granted	219,106	316,162	338,678
Fair value of units granted	$34.80	$25.89	$25.91
Expected dividend yield	2.5%	2.8%	3.0%
Expected price volatility	20.0%	20.0%	22.0%
Risk-free interest rate	0.67%	0.37%	0.38%
Expected life of units (in years)	2.86	2.84	2.87

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

	2014	2013	2012
Number of units granted	73,037	74,570	81,594
Fair value of units granted	$34.81	$26.73	$23.82

Restricted Stock

Under the Stock Incentive Plan and beginning in 2008, the Company issued restricted stock to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock vests in one-third annual increments.  Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Company or a subsidiary for any reason other than death, disability or retirement. These shares may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock was based on the closing market price of the Company's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a three-year vesting period. Also, the Company treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on all restricted stock awards prior to July 2014, and therefore included in the fair value calculation. For all awards after July 2014, dividends will only be paid on any restricted stock awards that vest, accordingly dividends are no longer included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the three-year award cycle.  There are no post-vesting restrictions related to the Company's restricted stock.  The number of shares of restricted stock granted and the grant date fair value are shown in the following table.

	2014	2013	2012
Shares of restricted stock granted	7,037	5,940	10,824
Fair value of restricted stock granted	$35.71	$29.71	$26.72

A summary of the activity for the Company's performance units and restricted stock at December 31, 2014 and changes in 2014 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/13	1,062,060			354,026			23,628
Granted	219,106	(A)		73,037	(A)		7,037
Converted	(355,078)	(B)	$19.3	(118,350)	(B)	$8.0	N/A
Vested	N/A			N/A			(7,876)	$0.3
Forfeited	(33,097)			(11,026)			(10,288)
Units/Shares Outstanding at 12/31/14	892,991		$—	297,687		$8.0	12,501	$0.4
Units/Shares Fully Vested at 12/31/14	336,147		$—	111,950		$4.8

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2013 which were settled in February 2014.

A summary of the activity for the Company's non-vested performance units and restricted stock at December 31, 2014 and changes in 2014 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/13	706,982		$25.90	235,676		$25.28	23,628	$26.30
Granted	219,106	(A)	$34.80	73,037	(A)	$34.81	7,037	$35.71
Vested	(336,147)		$28.61	(111,950)		$27.93	(7,876)	$26.82
Forfeited	(33,097)		$27.02	(11,026)		$26.85	(10,288)	$24.65
Units/Shares Non-Vested at 12/31/14	556,844		$29.38	185,737		$29.90	12,501	$32.65
Units/Shares Expected to Vest	503,991	(B)		167,807	(B)		12,501

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $0.0 million and $6.2 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of the Company's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2014	2013	2012
Performance units
Total shareholder return	$9.5	$8.2	$7.4
Earnings per share	3.8	4.9	4.1
Restricted stock	0.2	0.7	0.7

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2014	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$7.2	1.63
Earnings per share	2.0	1.76
Total performance units	9.2
Restricted stock	0.2	2.47
Total	$9.4

Stock Options

The Company last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options had a contractual life of 10 years.

A summary of the activity for the Company's exercised stock options in 2013 and 2012 are shown in the following table.

Year ended December 31 (In millions)	2013	2012
Intrinsic value (A)	$1.4	$2.0
Cash received from stock options exercised	0.4	0.8

(A)	The difference between the market value on the date of exercise and the option exercise price.

7.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2014	2013	2012
NON-CASH INVESTING AND FINANCING ACTIVITIES
Installment payments for Tinker electric distribution system	$—	$—	$10.6
Power plant long-term service agreement	—	9.7	—
Investment in Enable (Note 3)	—	1,248.6	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for
Interest (net of interest capitalized) (A)	$150.8	$151.1	$161.3
Income taxes (net of income tax refunds)	0.2	(1.1)	(9.1)

(A)	Net of interest capitalized of $2.4 million, $5.4 million and $8.0 million in 2014, 2013 and 2012, respectively.

8.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2014	2013	2012
Provision (Benefit) for Current Income Taxes
Federal	$—	$—	$(9.1)
State	(4.5)	4.3	0.5
Total Provision (Benefit) for Current Income Taxes	(4.5)	4.3	(8.6)
Provision for Deferred Income Taxes, net
Federal	160.0	154.4	147.3
State	18.2	(26.4)	(1.5)
Total Provision for Deferred Income Taxes, net	178.2	128.0	145.8
Deferred Federal Investment Tax Credits, net	(0.9)	(2.0)	(2.1)
Total Income Tax Expense	$172.8	$130.3	$135.1

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year ended December 31	2014	2013	2012
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.6	0.6	0.8
State income taxes, net of Federal income tax benefit	1.2	0.4	(0.1)
Federal investment tax credits, net	(0.2)	(0.4)	(0.4)
401(k) dividends	(0.5)	(0.5)	(0.5)
Income attributable to noncontrolling interest	—	(0.3)	(1.6)
Federal renewable energy credit (A)	(6.7)	(7.2)	(7.2)
Uncertain tax positions	0.5	1.5	—
Remeasurement of state deferred tax liabilities	0.4	(4.1)	—
Other	0.1	(0.1)	—
Effective income tax rate	30.4%	24.9%	26.0%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E.  The components of Deferred Income Taxes at December 31, 2014 and 2013, respectively, were as follows:

December 31 (In millions)	2014	2013
Current Deferred Income Tax Assets
Net operating losses	$158.4	$180.1
Accrued liabilities	15.6	22.3
Federal tax credits	12.4	8.0
Accrued vacation	4.4	4.7
Uncollectible accounts	0.6	0.7
Total Current Deferred Income Tax Assets	$191.4	$215.8

Non-Current Deferred Income Tax Liabilities
Accelerated depreciation and other property related differences	$1,936.8	$1,753.3
Investment in Enable Midstream Partners	641.8	630.5
Company pension plan	34.6	55.1
Income taxes refundable to customers, net	21.7	21.9
Regulatory asset	24.7	26.1
Bond redemption-unamortized costs	5.3	3.6
Derivative instruments	1.8	1.6
Total Non-Current Deferred Income Tax Liabilities	2,666.7	2,492.1
Non-Current Deferred Income Tax Assets
Federal tax credits	(139.0)	(105.2)
State tax credits	(98.6)	(92.6)
Postretirement medical and life insurance benefits	(56.4)	(62.8)
Regulatory liabilities	(58.0)	(61.3)
Asset retirement obligations	(21.4)	(20.8)
Net operating losses	(19.8)	(18.8)
Other	(4.8)	(4.6)
Deferred Federal investment tax credits	(0.4)	(0.7)
Total Non-Current Deferred Income Tax Assets	(398.4)	(366.8)
Non-Current Deferred Income Tax Liabilities, net	$2,268.3	$2,125.3

As of December 31, 2014, the Company has classified $10.5 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2014, 2013, and 2012.

(Millions)	2014	2013	2012
Balance at January 1	$7.8	$—	$—
Tax positions related to current year:
Additions	2.7	2.7	—
Tax positions related to prior years:
Additions	—	5.1	—
Balance at December 31	$10.5	$7.8	$—

Where applicable, the Company classifies income tax-related interest and penalties as interest expense and other operation and maintenance expense, respectively. During the year ended December 31, 2014, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $10.5 million as of December 31, 2014.
As previously reported, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $4.2 million ($2.7 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

Other

The Company sustained Federal and state tax operating losses through 2013 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, the Company had accrued Federal and state income tax benefits carrying into 2014. As the Company can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years. In addition to the operating losses, the Company was unable to utilize the various tax credits that were generating during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$857.0	$31.6	2030
Federal operating loss	418.6	146.6	2030
Federal tax credits	151.5	151.4	2029
State tax credits
Oklahoma investment tax credits	115.3	75.1	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.3	16.2	2020

Acquisition of the equity interest in Enable on May 1, 2013, increased the Company's utilization of state net operating loss carryforwards. Under current tax law, the Company projects full utilization of all Federal operating losses in 2015 as well as partial utilization of State operating loss carryforwards. Accordingly, a current deferred tax asset of $158.4 million has been reflected on the balance sheet.

Prior to 2014, the Company had a Federal tax operating loss primarily caused by the accelerated tax "bonus" depreciation provision contained within the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which allowed the Company to record a current income tax deduction for 100 percent of the cost of certain property placed into service in 2011 and 50 percent for certain property placed into service in 2012. During 2013, the Company began to utilize these net operating losses.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2015. The impact of the new law was reflected in the Company's 2014 Consolidated Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss. With this extension of bonus depreciation the Company's utilization of net operating losses will continue into 2015.

The Company has generated excess tax benefits of $31.6 million related to its equity based compensation plan which have not been recognized during the time it has been in a net operating loss position.  This balance is available to offset future taxable income in addition to the net operating loss balances presented above. The tax benefit and the credit to additional paid-in capital related to these payments will be recorded at a future date when the deduction reduces current taxes payable.

9.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 366,000 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2014 and received proceeds of $13.2 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At December 31, 2014, there were 4,991,812 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions)	2014	2013	2012
Net Income Attributable to OGE Energy	$395.8	$387.6	$355.0
Average Common Shares Outstanding
Basic average common shares outstanding	199.2	198.2	197.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.7	1.2	1.0
Diluted average common shares outstanding	199.9	199.4	198.1
Basic Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.99	$1.96	$1.80
Diluted Earnings Per Average Common Share Attributable to OGE Energy Common Shareholders	$1.98	$1.94	$1.79

Dividend Restrictions

The Company’s Certificate of Incorporation place restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. As there is no preferred stock outstanding, that restriction did not place any effective limit on the Company’s ability to pay dividends to its shareholders. Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $452.6 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.7 billion of the Company’s retained earnings as of December 31, 2014 are unrestricted for the payment of dividends.

The Company depends on receipts from its equity investment in Enable and dividends from OG&E to pay dividends to its shareholders. Enable’s partnership agreement requires that it distribute all “available cash”, as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $412.2 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.6 billion of OG&E’s retained earnings as of December 31, 2014 are unrestricted for the payment of dividends.

10.	Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization.  At December 31, 2014, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.07%	-	0.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.18%	Muskogee Industrial Authority, January 1, 2025	32.4
0.04%	-	0.15%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

On November 19, 2014, the Company completed the issuance of $100 million of in aggregate principal of its Floating Rate Senior Notes, Series due November 24, 2017. The proceeds from the issuance were used to refinance its $100 million of 5.00 percent Senior Notes due November 15, 2014.

On December 11, 2014, OG&E completed the issuance of $250 million of 4.00 percent Senior Notes, Series due December 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

Redemption of Long-Term Debt

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million was deferred and will be amortized through March 2044 to match the expected regulatory treatment.

Long-Term Debt Maturities

Maturities of the Company's long-term debt during the next five years consist of $0.2 million, $110.2 million, $225.1 million, $250.1 million and $250.1 million in years 2015, 2016, 2017, 2018 and 2019, respectively.

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $98.0 million and $439.6 million at December 31, 2014 and 2013, respectively, at a weighted-average interest rate of 0.41 percent and 0.43 percent, respectively.  The following table provides information regarding the Company's revolving credit agreements and available cash at December 31, 2014.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$98.0	0.41%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	2.0	0.95%	(D)	December 13, 2018	(E)
Total	$1,150.0	$100.0	0.42%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2014.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2014, commitments of a single existing lender with respect to approximately $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.

12.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants.  During 2013, OGE Energy made contributions to its Pension Plan of $35 million to help ensure that the Pension Plan maintains an adequate funded status.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not yet determined whether it will need to make any contributions to the Pension Plan in 2015.  Any contribution to the Pension Plan during 2015 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

As discussed in Note 3, CenterPoint, OGE Energy and Enable agreed to continue the secondment to Enable of 192 OGE Energy employees that participate in OGE Energy's defined benefit and retirement plans beyond December 31, 2014, while 277 OGE Energy employees that participated in the Retirement Plan and 59 employees entitled to life insurance benefits only were terminated. As a result, the Company incurred a curtailment, that reduced the pension expense charge to Enable by $0.2 million for the year ended December 31, 2014.

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

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2014 and 2013. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheet.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2014 was $688.4 million and $18.7 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2013 was $623.4 million and $12.9 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Beginning obligations	$658.1	$747.1	$14.0	$14.5	$258.2	$301.0
Service cost	15.3	19.0	1.1	1.2	3.1	4.3
Interest cost	28.1	26.7	0.6	0.5	11.4	10.3
Plan curtailments	(0.7)	—	—	—	(0.6)	—
Plan settlements	—	(67.5)	—	—	—	—
Participants' contributions	—	—	—	—	3.4	3.4
Actuarial (gains) losses	79.3	(53.0)	4.1	(2.0)	19.5	(46.7)
Benefits paid	(55.1)	(14.2)	(0.1)	(0.2)	(14.1)	(14.1)
Ending obligations	$725.0	$658.1	$19.7	$14.0	$280.9	$258.2

Change in Plans' Assets
Beginning fair value	$654.9	$626.0	$—	$—	$61.4	$59.6
Actual return on plans' assets	80.0	75.6	—	—	1.8	3.7
Employer contributions	—	35.0	0.1	0.2	7.1	8.8
Plan settlements	—	(67.5)	—	—	—	—
Participants' contributions	—	—	—	—	3.4	3.4
Benefits paid	(55.1)	(14.2)	(0.1)	(0.2)	(14.1)	(14.1)
Ending fair value	$679.8	$654.9	$—	$—	$59.6	$61.4
Funded status at end of year	$(45.2)	$(3.2)	$(19.7)	$(14.0)	$(221.3)	$(196.8)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$15.3	$19.0	$17.9	$1.1	$1.2	$1.0	$3.1	$4.3	$4.1
Interest cost	28.1	26.7	30.1	0.6	0.5	0.6	11.4	10.3	11.9
Expected return on plan assets	(45.3)	(48.4)	(46.0)	—	—	—	(2.4)	(2.5)	(3.0)
Amortization of transition obligation	—	—	—	—	—	—	—	—	2.7
Amortization of net loss	14.3	26.5	23.8	0.2	0.4	0.4	12.3	21.5	20.6
Amortization of unrecognized prior service cost (A)	1.7	1.8	2.2	0.2	0.3	0.7	(16.5)	(16.5)	(16.5)
Curtailment	(0.2)	—	—	—	—	—	—	—	—
Settlement	—	22.4	—	—	—	0.9	—	—	—
Total net periodic benefit cost	13.9	48.0	28.0	2.1	2.4	3.6	7.9	17.1	19.8
Less: Amount paid by unconsolidated affiliates	3.2	5.9	—	0.1	0.1	—	1.3	1.5	—
Net periodic benefit cost (B)	$10.7	$42.1	$28.0	$2.0	$2.3	$3.6	$6.6	$15.6	$19.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $19.3 million, $60.0 million and $51.4 million of net periodic benefit cost recognized in 2014, 2013 and 2012, respectively, the Company recognized the following:

•
an increase in pension expense in 2014, 2013 and 2012 of $11.2 million, $5.8 million and $8.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2014, 2013 and 2012 of $5.2 million, $0.6 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•	a deferral of pension expense in 2013 of $17.0 million related to the pension settlement charge of $22.4 million, in accordance with the Oklahoma pension tracker.

(In millions)	2014	2013	2012
Capitalized portion of net periodic pension cost	$3.4	$6.4	$7.5
Capitalized portion of net periodic postretirement benefit cost	2.0	4.5	5.6

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2014	2013	2012	2014	2013	2012
Discount rate	3.80%	4.60%	3.70%	3.80%	4.60%	3.60%
Rate of return on plans' assets	7.50%	8.00%	8.00%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	7.85%	8.35%	8.55%
Ultimate trend rate	N/A	N/A	N/A	4.48%	4.48%	4.48%
Ultimate trend year	N/A	N/A	N/A	2028	2028	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption was 7.50 percent and 8.00 percent in 2014 and 2013, respectively, in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 7.85 percent in 2015 with the rates trending downward to 4.48 percent by 2028.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2014	2013	2012
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2014	2013	2012
Effect on aggregate of the service and interest cost components	$0.1	$0.1	$0.1
Effect on accumulated postretirement benefit obligations	0.7	0.6	0.9

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

The portfolio is rebalanced at least on an annual basis to bring the asset allocations of various managers in line with the target asset allocation listed above.  More frequent rebalancing may occur if there are dramatic price movements in the financial markets which may cause the trust's exposure to any asset class to exceed or fall below the established allowable guidelines.

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

The fixed income managers are expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance.  Exposure to any single issuer, other than the U.S. government, its agencies, or its instrumentalities (which have no limits) is limited to five percent of the fixed income portfolio as measured by market value.  At least 75 percent of the invested assets must possess an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.  The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 25 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio.  The purchase of any of the Company's equity, debt or other securities is prohibited.

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets, and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets, and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell Midcap Index, small dividend yield, return on equity at or near the Russell Midcap Index and an earnings per share growth rate at or near the Russell Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an earnings per share growth rate at or near the Russell 2000.  The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including: regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International All Country World ex-US Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International All Country World ex-US Index is a market value weighted index designed to measure the combined equity market performance of developed and emerging markets countries, excluding the United States. All of the equities which are purchased for the international portfolio are thoroughly researched.  Only companies with a market capitalization in excess of $100 million are allowable.  No more than five percent of the portfolio can be invested in any one stock at the time of purchase. All securities are freely traded on a recognized stock exchange and there are no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

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

Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2014 and 2013. There were no Level 3 investments held by the Pension Plan at December 31, 2014 and 2013.

(In millions)	December 31, 2014	Level 1	Level 2
Common stocks
U.S. common stocks	$201.4	$201.4	$—
Foreign common stocks	31.3	31.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	203.2	203.2	—
Mortgage-backed securities	20.6	—	20.6
Bonds, debentures and notes (B)
Corporate fixed income and other securities	167.1	—	167.1
Mortgage-backed securities	19.3	—	19.3
Commingled fund (C)	25.1	—	25.1
Common/collective trust (D)	29.9	—	29.9
Foreign government bonds	7.2	—	7.2
U.S. municipal bonds	3.5	—	3.5
Interest-bearing cash	0.2	0.2	—
Preferred stocks (foreign)	1.2	1.2	—
Forward contracts
Receivable (foreign currency)	11.3	—	11.3
Payable (foreign currency)	(15.6)	—	(15.6)
Total Plan investments	$705.7	$437.3	$268.4
Receivable from broker for securities sold	3.2
Interest and dividends receivable	3.9
Payable to broker for securities purchased	(33.0)
Total Plan assets	$679.8

(In millions)	December 31, 2013	Level 1	Level 2
Common stocks
U.S. common stocks	$236.8	$236.8	$—
Foreign common stocks	39.3	39.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	159.8	159.8	—
Mortgage-backed securities	50.3	—	50.3
Bonds, debentures and notes (B)
Corporate fixed income and other securities	110.6	—	110.6
Mortgage-backed securities	22.3	—	22.3
Commingled fund (C)	29.2	—	29.2
Common/collective trust (D)	26.0	—	26.0
Foreign government bonds	4.0	—	4.0
U.S. municipal bonds	2.0	—	2.0
Interest-bearing cash	0.1	0.1	—
Forward contracts
Receivable (foreign currency)	1.1	—	1.1
Payable (foreign currency)	(1.1)	—	(1.1)
Total Plan investments	$680.4	$436.0	$244.4
Receivable from broker for securities sold	11.5
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(40.2)
Total Plan assets	$654.9

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

Plan Investments

The following tables summarize the postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2014 and 2013.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2014 and 2013.

(In millions)	December 31, 2014	Level 1	Level 3
Group retiree medical insurance contract (A)	$51.0	$—	$51.0
Mutual funds investment
U.S. equity investments	8.5	8.5	—
Money market funds investment	0.1	0.1	—
Total Plan investments	$59.6	$8.6	$51.0

(In millions)	December 31, 2013	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.1	$—	$53.1
Mutual funds investment
U.S. equity investments	7.9	7.9	—
Money market funds investment	0.4	0.4	—
Total Plan investments	$61.4	$8.3	$53.1

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

Year ended December 31 (In millions)	2014
Group retiree medical insurance contract
Beginning balance	$53.1
Net unrealized gains related to instruments held at the reporting date	1.5
Interest income	1.0
Dividend income	0.6
Realized losses	(0.9)
Claims paid	(4.3)
Ending balance	$51.0

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2015	$15.3
2016	15.9
2017	16.3
2018	16.7
2019	17.0
After 2019	86.2

 The following table summarizes the benefit payments the Company expects to pay related to its Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2015	$98.3
2016	80.6
2017	75.6
2018	70.4
2019	84.8
After 2019	247.8

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  The Company's post-employment benefit obligation was $1.2 million and $1.6 million at December 31, 2014 and 2013, respectively.

401(k) Plan

The Company provides a 401(k) Plan.  Each regular full-time employee of the Company or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of the Company or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have attained age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof; or (ii) a contribution made on an after-tax basis. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, the Company contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan.  The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates.  The Company contributed $15.2 million, $14.2 million and $13.4 million in 2014, 2013 and 2012, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2014, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's Common Stock. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

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

13.	Report of Business Segments

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

Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments for the years ended December 31, 2014, 2013 and 2012.

2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,453.1	$—	$—	$—	$2,453.1
Cost of sales	1,106.6	—	—	—	1,106.6
Other operation and maintenance	453.2	1.2	(14.8)	—	439.6
Depreciation and amortization	270.8	—	10.6	—	281.4
Taxes other than income	84.5	—	4.2	—	88.7
Operating income (loss)	538.0	(1.2)	—	—	536.8
Equity in earnings of unconsolidated affiliates	—	172.6	—	—	172.6
Other income (expense)	7.1	—	0.7	(0.2)	7.6
Interest expense	141.5	—	7.1	(0.2)	148.4
Income tax expense	111.6	69.1	(7.9)	—	172.8
Net income (loss)	$292.0	$102.3	$1.5	$—	$395.8
Investment in unconsolidated affiliates (at historical cost)	$—	$1,318.2	$—	$—	$1,318.2
Total assets	$8,266.2	$1,461.2	$129.2	$(328.8)	$9,527.8
Capital expenditures	$565.4	$—	$10.8	$(6.9)	$569.3

2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,262.2	$630.4	$—	$(24.9)	$2,867.7
Cost of sales	965.9	489.0	—	(26.0)	1,428.9
Other operation and maintenance	438.8	60.9	(10.5)	—	489.2
Depreciation and amortization	248.4	36.8	12.1	—	297.3
Taxes other than income	83.8	10.5	4.5	—	98.8
Operating income (loss)	525.3	33.2	(6.1)	1.1	553.5
Equity in earnings of unconsolidated affiliates	—	101.9	—	—	101.9
Other income (expense)	10.1	8.9	(2.3)	(0.5)	16.2
Interest expense	129.3	10.6	8.1	(0.5)	147.5
Income tax expense	113.5	26.9	(10.6)	0.5	130.3
Net income (loss)	292.6	106.5	(5.9)	0.6	393.8
Less: Net income attributable to noncontrolling interests	—	6.6	—	(0.4)	6.2
Net income attributable to OGE Energy	$292.6	$99.9	$(5.9)	$1.0	$387.6
Investment in unconsolidated affiliates (at historical cost)	$—	$1,298.8	$—	$—	$1,298.8
Total assets	$7,694.9	$1,348.6	$216.2	$(125.0)	$9,134.7
Capital expenditures	$797.6	$181.5	$11.5	$—	$990.6

2012	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,141.2	$1,608.6	$—	$(78.6)	$3,671.2
Cost of sales	879.1	1,120.1	—	(80.5)	1,918.7
Other operation and maintenance	446.3	172.9	(17.7)	—	601.5
Depreciation and amortization	248.7	109.2	13.5	—	371.4
Gain on insurance proceeds	—	(7.5)	—	—	(7.5)
Taxes other than income	77.7	28.3	4.2	—	110.2
Operating income (loss)	489.4	185.6	—	1.9	676.9
Other income (expense)	10.1	(3.5)	1.8	(1.1)	7.3
Interest expense	124.6	32.6	8.0	(1.1)	164.1
Income tax expense	94.6	45.7	(5.8)	0.6	135.1
Net income (loss)	280.3	103.8	(0.4)	1.3	385.0
Less: Net income attributable to noncontrolling interests	—	29.7	—	0.3	30.0
Net income attributable to OGE Energy	$280.3	$74.1	$(0.4)	$1.0	$355.0
Total assets	$7,222.4	$2,681.3	$242.6	$(224.1)	$9,922.2
Capital expenditures	$704.4	$506.5	$18.3	$—	$1,229.2

14.	Commitments and Contingencies

Operating Lease Obligations
The Company has operating lease obligations expiring at various dates, primarily for OG&E railcar leases, OG&E wind farm land leases and OGE Energy noncancellable operating lease.  Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2015	2016	2017	2018	2019	After 2019	Total
Operating lease obligations
Railcars	$4.5	$28.7	$1.0	$—	$—	$—	$34.2
Wind farm land leases	2.1	2.1	2.4	2.4	2.4	46.4	57.8
OGE Energy noncancellable operating lease	0.8	0.8	0.8	0.7	—	—	3.1
Total operating lease obligations	$7.4	$31.6	$4.2	$3.1	$2.4	$46.4	$95.1

Payments for operating lease obligations were $6.7 million, $8.8 million and $14.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,387 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2016.

On October 14, 2014, OG&E signed a three-year lease effective beginning December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

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

Other Purchase Obligations and Commitments

The Company's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2015	2016	2017	2018	2019	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$85.2	$83.3	$80.7	$77.8	$70.6	$397.6
Expected cogeneration energy payments	74.4	78.5	81.2	89.7	85.1	408.9
Minimum fuel purchase commitments	389.3	246.6	43.6	—	—	679.5
Expected wind purchase commitments	58.4	59.3	60.3	59.1	58.4	295.5
Long-term service agreement commitments	2.5	2.6	2.7	19.4	27.5	54.7
Environmental compliance plan expenditures	66.5	138.1	117.6	50.1	3.9	376.2
Total other purchase obligations and commitments	$676.3	$608.4	$386.1	$296.1	$245.5	$2,212.4

Public Utility Regulatory Policy Act of 1978

At December 31, 2014, OG&E has QF contracts having terms of 15 to 32 years.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW Oklahoma Cogeneration, LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2014, 2013 and 2012, OG&E made total payments to cogenerators of $129.4 million, $134.8 million and $135.1 million, respectively, of which $72.3 million, $74.4 million and $77.1 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Sales.

OG&E Minimum Fuel Purchase Commitments

OG&E purchased necessary fuel supplies of coal and natural gas for its generating units of $625.8 million, $657.3 million and $585.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. OG&E has coal contracts for purchases through December 2016. As a participant in the SPP integrated marketplace, OG&E now purchases a relatively small percentage of its supply through term gas agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP market.

OG&E Wind Purchase Commitments

OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 227.5 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2030, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2030 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2014, 2013 and 2012.

Year ended December 31 (In millions)	2014	2013	2012
CPV Keenan	$28.1	$30.9	$25.1
Edison Mission Energy	21.3	20.6	20.2
FPL Energy	3.6	3.3	3.4
NextEra Energy	7.8	7.2	0.8
Total wind power purchased	$60.8	$62.0	$49.5

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant.  The previous contract expired on January 1, 2015. The current contract, which was signed in May 2013, is expected to run for the earlier of 128,000 factored-fired hours or 3,600 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2030. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

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

Enable Gas Transportation and Storage Agreement

OG&E contracts with Enable for gas transportation and storage services. The stated term of this contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. On March 17, 2014, OG&E entered into a new five year firm no-notice load following gas transportation contract with Enable effective May 1, 2014.

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
On July 8, 2013, the Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the Government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club have until March 16, 2015 to file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument is currently scheduled for March 18, 2015.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Air Quality Control System

On September 10, 2014,  OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the scrubber systems.  The scrubbers are part of OG&E’s Environmental Compliance Plan and scheduled to be completed by 2019. More detail regarding the Environmental Plan can be found under the “Pending Regulatory Matters” in Note 15.

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

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2014, 84 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and eight percent to the FERC.

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

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, the FERC accepted the settlement making it effective March 1, 2014.  The reduction in revenue for 2014 was $0.9 million.

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

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas at OG&E's discretion. The prior Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings, OG&E submitted its revised Integrated Resource Plans, which included its environmental compliance plan described below, to the OCC on August 4, 2014 and to the APSC on September 8, 2014.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are facilities subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) after November 13, 2012. On May 29, 2013, the Governor signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kilovolts that interconnect to those incumbent owners' existing facilities. OG&E believes this law is consistent with the language of Order No. 1000. On August 15, 2014, the U.S. Court of Appeals for the D.C. Circuit issued an order denying all appeals of Order No. 1000.

The FERC has issued two orders on the SPP's Order No. 1000 compliance filings. In its most recent order, issued October 16, 2014, the FERC confirmed that “right of first refusal” language should be removed from the SPP tariff and Membership Agreement as applied to most transmission facilities, but that several types of facilities would remain subject to a right of first refusal. Projects that retained the right of first refusal included facilities that would operate below 100 kilovolts, facilities selected as part of the SPP’s Aggregate Study process, and short-term reliability projects. The FERC also approved SPP’s new competitive solicitation process for projects that are not subject to a right of first refusal. FERC found that SPP may consider state and local laws and regulations when deciding whether SPP will hold a competitive solicitation for a proposed project. On December 15, 2014, OG&E filed an appeal in the District of Columbia Circuit Court of Appeals of a portion of the October 2014 FERC order requiring removal of the right of first refusal language from the Membership Agreement. The court has not yet acted on OG&E's appeal.
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

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled to commence on March 3, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the first quarter of 2015 seeking related approvals from the APSC.
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

16.	Quarterly Financial Data (Unaudited)

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

Quarter ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2014	$560.4	$611.8	$754.7	$526.2	$2,453.1
	2013	$901.4	$734.2	$723.2	$508.9	$2,867.7
Operating income	2014	$61.8	$141.8	$248.1	$85.1	$536.8
	2013	$75.4	$143.9	$260.9	$73.3	$553.5
Net income	2014	$49.3	$100.8	$187.3	$58.4	$395.8
	2013	$28.0	$93.0	$215.2	$57.6	$393.8
Net income attributable to OGE Energy	2014	$49.3	$100.8	$187.3	$58.4	$395.8
	2013	$23.1	$91.7	$215.2	$57.6	$387.6
Basic earnings per average common share attributable to OGE Energy common shareholders (A)	2014	$0.25	$0.51	$0.94	$0.29	$1.99
	2013	$0.12	$0.46	$1.08	$0.29	$1.96
Diluted earnings per average common share attributable to OGE Energy common shareholders (A)	2014	$0.25	$0.50	$0.94	$0.29	$1.98
	2013	$0.12	$0.46	$1.08	$0.29	$1.94

(A)	Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp.(the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company has a 26.3 percent interest at December 31, 2014. The Company’s investment in Enable constituted 13.8 percent and 14.2 percent of the Company’s assets as of December 31, 2014 and 2013, respectively, and the Company’s equity earnings in the net income of Enable constituted 30.4 percent and 19.4 percent of the Company’s income before income taxes for the year ended December 31, 2014 and 2013, respectively (none for the year ended December 31, 2012). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OGE Energy Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OGE Energy Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2015

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.
The Company's independent auditors have issued an attestation report on the Company's internal control over financial reporting. This report appears on the following page.

/s/ Peter B. Delaney	/s/ Scott Forbes
Peter B. Delaney, Chairman of the Board	Scott Forbes, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Stephen Merrill
Stephen Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OGE Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, OGE Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2014 of OGE Energy Corp. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2015

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

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 27, 2015.  Such proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

(i)	The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Balance Sheets at December 31, 2014 and 2013

•	Consolidated Statements of Capitalization at December 31, 2014 and 2013

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control)

(ii)	The financial statements of Enable Midstream Partners, LP, required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.06

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

2.10
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

3.01
Copy of Restated OGE Energy Corp. Certificate of Incorporation. (Filed as Exhibit 3.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein).

3.02	Copy of Amended OGE Energy Corp. By-laws. (Filed as Exhibit 3.02 to OGE Energy's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12579) and incorporated by reference herein)
4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 1-1097) and incorporated by reference herein)

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to Registration Statement No. 333-104615 and incorporated by reference herein)

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein)

4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.08 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein)

4.07
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein)

4.08
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein)

4.09
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein)

4.10
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein)

4.11
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein)

4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein)

4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein)

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein)

4.15
Indenture dated as of November 1, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein)

4.16
Supplemental Indenture No. 1 dated as of November 9, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.02 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein)

4.17
Supplemental Indenture No. 2 dated as of November 24, 2014 between OGE Energy and UMB Bank, N.A, as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 24, 2014 (File No. 1-12579) and incorporated by reference herein)

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

10.14*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein)

10.15*
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

10.19*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.20*
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

10.22*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.23
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein)

10.24*
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

10.26
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

10.30*
Amendment No. 2 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.31*
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

10.33*	Director Compensation.
10.34*	Executive Officer Compensation.
10.35
First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP dated as of May 1, 2013 (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein)

10.36
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

10.39*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.40*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.41
Letter of extension dated as of July 29, 2013 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

10.42
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

10.43*	Amendment No. 4 to the OGE Energy's Deferred Compensation Plan (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)
10.44*
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)

10.45*
OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)

10.46*
Retention Agreement effective as of October 24, 2013, by and between OGE Enogex Holdings, LLC and E. Keith Mitchell (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)

10.47
Seconded Amended and Restated Limited Liability Company Agreement of Enable GP, LLC as amended as of April 16, 2014 (Filed as exhibit 10.01 to OGE Energy's Form 8-K filed April 22, 2014 (File No. 1-12579) and incorporated by reference herein)

10.48
Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated April 16, 2014 (Filed as Exhibit 3.1 to Enable Midstream Partners, LP Form 8-K (File No. 1-36413) and incorporated by reference herein)

10.49
Letter of extension dated as of June 24, 2014 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein)

10.50
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein)

10.51
Letter of extension dated as of September 8, 2014 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 5, 2014 (File No. 1-12579) and incorporated by reference herein)

10.52
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein)

10.53*	Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan.
10.54*	Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan.
12.01	Calculation of Ratio of Earnings to Fixed Charges.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP.
23.02	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
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

99.05	Description of Capital Stock. (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein)
99.06	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2014
99.07
Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2013 (Filed as Exhibit 99.01 to OGE Energy's 8-K filed November 12, 2014 (File No. 1-12579) and incorporated by reference herein)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2012
Reserve for Uncollectible Accounts	$3.8	$3.3	$4.5	$2.6
Balance at December 31, 2013
Reserve for Uncollectible Accounts	$2.6	$2.5	$3.2	$1.9
Balance at December 31, 2014
Reserve for Uncollectible Accounts	$1.9	$2.3	$2.6	$1.6

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 26th day of February, 2015.

OGE ENERGY CORP.
(Registrant)

By /s/	Peter B. Delaney
Peter B. Delaney
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Delaney
Peter B. Delaney	Principal Executive
	Officer and Director;	February 26, 2015

/s/ Stephen Merrill
Stephen Merrill	Principal Financial Officer;	February 26, 2015

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 26, 2015

James H. Brandi	Director;
Wayne H. Brunetti	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
Kirk Humphreys	Director;
Robert Kelley	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Sheila G. Talton	Director;

/s/ Peter B. Delaney
By Peter B. Delaney (attorney-in-fact)	February 26, 2015