Form 10-Q
period 2015-03-31
OGE ENERGY CORP.
filed 2015-05-07
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

At March 31, 2015, there were 199,574,077 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
APSC	Arkansas Public Service Commission
ArcLight	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASU	Financial Accounting Standards Board Accounting Standards Update
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
Company	OGE Energy, collectively with its subsidiaries
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MW	Megawatt
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 26.3 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in the Company's 2014 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to the Company's 2014 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions except per share data)	2015	2014
OPERATING REVENUES	$480.1	$560.4
COST OF SALES	211.6	293.4
OPERATING EXPENSES
Other operation and maintenance	111.7	112.4
Depreciation and amortization	75.9	67.2
Taxes other than income	24.5	25.6
Total operating expenses	212.1	205.2
OPERATING INCOME	56.4	61.8
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	31.7	47.9
Allowance for equity funds used during construction	1.5	1.1
Other income	4.9	1.4
Other expense	(1.0)	(3.3)
Net other income	37.1	47.1
INTEREST EXPENSE
Interest on long-term debt	36.9	35.1
Allowance for borrowed funds used during construction	(0.8)	(0.6)
Interest on short-term debt and other interest charges	1.3	1.4
Interest expense	37.4	35.9
INCOME BEFORE TAXES	56.1	73.0
INCOME TAX EXPENSE	12.9	23.7
NET INCOME	$43.2	$49.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.5	198.8
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.5	199.5
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.22	$0.25
DILUTED EARNINGS PER AVERAGE COMMON SHARES	$0.22	$0.25
DIVIDENDS DECLARED PER COMMON SHARE	$0.25000	$0.22500

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net income	$43.2	$49.3
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.8 and $0.3, respectively	0.4	0.4
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.2 and $0.1, respectively	0.2	0.2
Amortization of prior service cost, net of tax of ($0.3) and ($0.3), respectively	(0.4)	(0.4)
Amortization of deferred interest rate swap hedging losses, net of tax of $0.0 and $0.1, respectively	—	0.1
Other comprehensive income, net of tax	0.2	0.3
Comprehensive income	$43.4	$49.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43.2	$49.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	75.9	67.2
Deferred income taxes and investment tax credits, net	13.0	22.0
Equity in earnings of unconsolidated affiliates	(31.7)	(47.9)
Distributions from unconsolidated affiliates	34.3	32.5
Allowance for equity funds used during construction	(1.5)	(1.1)
Stock-based compensation	0.5	(8.6)
Regulatory assets	2.7	3.5
Regulatory liabilities	(0.7)	(1.9)
Other assets	(0.7)	(7.4)
Other liabilities	(0.2)	26.2
Change in certain current assets and liabilities
Accounts receivable, net	19.6	(12.5)
Accounts receivable - unconsolidated affiliates	(1.0)	2.1
Accrued unbilled revenues	9.0	7.0
Fuel, materials and supplies inventories	(23.9)	(4.0)
Fuel clause under recoveries	41.3	(35.8)
Other current assets	1.3	3.7
Accounts payable	(15.1)	(29.6)
Fuel clause over recoveries	—	(0.4)
Other current liabilities	(26.4)	(41.1)
Net Cash Provided from Operating Activities	139.6	23.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(108.8)	(171.8)
Proceeds from sale of assets	0.1	0.4
Net Cash Used in Investing Activities	(108.7)	(171.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(49.9)	(44.7)
Proceeds from long-term debt	—	246.9
Issuance of common stock	3.1	3.4
Increase (decrease) in short-term debt	11.9	(61.8)
Net Cash (Used in) Provided from Financing Activities	(34.9)	143.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4.0)	(4.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5.5	6.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.5	$2.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.5	$5.5
Accounts receivable, less reserve of $1.2 and $1.6, respectively	169.2	188.8
Accounts receivable - unconsolidated affiliates	6.6	5.6
Accrued unbilled revenues	46.5	55.5
Income taxes receivable	15.1	16.0
Fuel inventories	82.6	58.5
Materials and supplies, at average cost	78.7	78.9
Deferred income taxes	189.2	191.4
Fuel clause under recoveries	27.0	68.3
Other	36.9	37.3
Total current assets	653.3	705.8
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,315.7	1,318.2
Other	71.4	70.1
Total other property and investments	1,387.1	1,388.3
PROPERTY, PLANT AND EQUIPMENT
In service	10,020.9	9,983.0
Construction work in progress	147.5	115.9
Total property, plant and equipment	10,168.4	10,098.9
Less accumulated depreciation	3,156.2	3,119.0
Net property, plant and equipment	7,012.2	6,979.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	406.7	411.5
Other	42.9	42.3
Total deferred charges and other assets	449.6	453.8
TOTAL ASSETS	$9,502.2	$9,527.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$109.9	$98.0
Accounts payable	151.9	179.1
Dividends payable	49.9	49.9
Customer deposits	75.2	73.7
Accrued taxes	24.0	39.7
Accrued interest	34.2	43.0
Accrued compensation	33.6	38.2
Long-term debt due within one year	110.0	—
Other	52.9	51.7
Total current liabilities	641.6	573.3
LONG-TERM DEBT	2,645.4	2,755.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	313.2	315.5
Deferred income taxes	2,279.3	2,268.3
Regulatory liabilities	271.6	263.0
Other	109.3	108.0
Total deferred credits and other liabilities	2,973.4	2,954.8
Total liabilities	6,260.4	6,283.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,091.5	1,087.6
Retained earnings	2,191.5	2,198.2
Accumulated other comprehensive loss, net of tax	(41.2)	(41.4)
Total stockholders' equity	3,241.8	3,244.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,502.2	$9,527.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$3,244.4
Net income	—	—	43.2	—	43.2
Other comprehensive income, net of tax	—	—	—	0.2	0.2
Dividends declared on common stock	—	—	(49.9)	—	(49.9)
Issuance of common stock	—	3.2	—	—	3.2
Stock-based compensation	—	0.7	—	—	0.7
Balance at March 31, 2015	$2.0	$1,089.5	$2,191.5	$(41.2)	$3,241.8

Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$3,037.1
Net income	—	—	49.3	—	49.3
Other comprehensive income, net of tax	—	—	—	0.3	0.3
Dividends declared on common stock	—	—	(44.9)	—	(44.9)
Issuance of common stock	—	3.4	—	—	3.4
Stock-based compensation	—	(7.4)	—	—	(7.4)
Balance at March 31, 2014	$2.0	$1,067.6	$1,996.1	$(27.9)	$3,037.8

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

Enable was formed effective May 1, 2013 by OGE Energy, the ArcLight group and CenterPoint Energy, Inc. to own and operate the midstream businesses of OGE Energy and CenterPoint. In the formation transaction, OGE Energy and ArcLight contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, OGE Energy accounts for its interest in Enable using the equity method of accounting.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2015 and December 31, 2014, the results of its operations and cash flows for the three months ended March 31, 2015 and 2014, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2014 Form 10-K.

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

OG&E records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refunded in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2015	December 31, 2014
Regulatory Assets
Current
Fuel clause under recoveries	$27.0	$68.3
Oklahoma demand program rider under recovery (A)	16.2	19.7
Other (A)	10.6	9.1
Total Current Regulatory Assets	$53.8	$97.1
Non-Current
Benefit obligations regulatory asset	$258.2	$261.1
Income taxes recoverable from customers, net	56.2	56.1
Smart Grid	43.8	43.9
Deferred storm expenses	16.5	17.5
Unamortized loss on reacquired debt	15.8	16.1
Other	16.2	16.8
Total Non-Current Regulatory Assets	$406.7	$411.5
Regulatory Liabilities
Current
Crossroads wind farm rider over recovery (B)	$12.9	$10.3
Smart Grid rider over recovery (B)	11.2	12.5
Other (B)	2.1	1.6
Total Current Regulatory Liabilities	$26.2	$24.4
Non-Current
Accrued removal obligations, net	$252.3	$248.1
Pension tracker	19.3	14.9
Total Non-Current Regulatory Liabilities	$271.6	$263.0

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at March 31, 2015. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Liabilities settled	(0.3)	—
Accretion expense	0.6	0.6
Balance at March 31	$58.9	$55.8

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2015. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net loss	Prior service cost	Total
Balance at December 31, 2014	$(36.8)	$0.1	$(8.0)	$3.3	$(41.4)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—	0.2	(0.4)	0.2
Net current period other comprehensive income (loss)	0.4	—	0.2	(0.4)	0.2
Balance at March 31, 2015	$(36.4)	$0.1	$(7.8)	$2.9	$(41.2)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three months ended March 31, 2015 and 2014.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Losses on cash flow hedges
Interest rate swap	$—	$(0.2)	Interest expense
	—	(0.2)	Total before tax
	—	(0.1)	Tax benefit
	$—	$(0.1)	Net of tax

Amortization of defined benefit pension items
Actuarial losses	$(1.2)	$(0.7)	(A)
	(1.2)	(0.7)	Total before tax
	(0.8)	(0.3)	Tax benefit
	$(0.4)	$(0.4)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(0.4)	$(0.3)	(A)
Prior service credit	0.7	0.7	(A)
	0.3	0.4	Total before tax
	0.1	0.2	Tax (benefit) expense
	$0.2	$0.2	Net of tax

Total reclassifications for the period	$(0.2)	$(0.3)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

2.	Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and the forthcoming exposure drafts, which amend the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The FASB’s proposed deferral is subject to its due process requirement, which includes a period for public comments. The Company is still determining the impact of this standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation.  This standard amends the current consolidation guidance.  The amendments affect both the variable interest entity and voting interest entity consolidation models.  The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015.  At this time, the Company does not believe the new consolidation guidance would impact the entities that are consolidated on the Company's financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The FASB issued the updated guidance as part of its initiative to reduce complexity in accounting standards, as it had received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium created unnecessary complexity. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will reflect the impacts of this ASU in the first quarter of 2016.

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

On January 26, 2015, Enable announced a quarterly dividend distribution of $0.30875 per unit on its outstanding common and subordinated units, representing an increase of approximately 2.1 percent over the prior quarter distribution. Enable's gross margins are affected by commodity price movements. Based on forward commodity prices, Enable expects to see a decrease in producer activity that will affect its future distribution growth rate. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.” In certain circumstances, the general partner will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

On April 24, 2015, Enable announced a quarterly dividend distribution of $0.31250 per unit on its outstanding common and subordinated units, representing an increase of approximately 1.2 percent over the prior quarter distribution.

At March 31, 2015, OGE Energy held 26.3 percent of the limited partner interests in Enable.

Distributions received from Enable were $34.3 million and $32.5 million during the three months ended March 31, 2015 and 2014, respectively.

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

On May 1, 2013, OGE Energy and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby OGE Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days' notice if approved by the board of Enable's general partner. Under these agreements, OGE Energy charged operating costs to Enable of $2.8 million and $6.0 million (which results in a corresponding reduction to OGE Energy's operations and maintenance expense) for the three months ended March 31, 2015 and March 31, 2014, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Additionally, OGE Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October, 2014, CenterPoint, OGE Energy and Enable agreed to continue the secondment to

Enable of 192 OGE Energy employees that participate in OGE Energy's defined benefit and retirement plans beyond December 31, 2014. OGE Energy billed Enable for reimbursement of $10.0 million and $28.4 million during the three months ended March 31, 2015 and March 31, 2014, respectively, under the Transitional Seconding Agreement for employment costs.

OGE Energy had accounts receivable from Enable of $6.6 million and $5.6 million as of March 31, 2015 and December 31, 2014, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Related Party Transactions with Enable

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$3.1	$2.9
Cost of Sales:
Natural gas transportation services	$8.8	$8.7
Natural gas storage services	—	3.3
Natural gas purchases	2.5	5.0

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and March 31, 2014.

Balance Sheet	March 31, 2015	December 31, 2014
	(In millions)
Current assets	$407	$438
Non-current assets	11,560	11,399
Current liabilities	841	671
Non-current liabilities	2,340	2,344

	Three Months Ended
	March 31,
Income Statement	2015	2014
	(In millions)
Operating revenues	$616	$1,002
Cost of sales	292	633
Operating income	104	162
Net income	91	149

The formation of Enable was considered a business combination, and CenterPoint Midstream was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to equity of $2.2 billion. Due to the contribution of Enogex LLC to Enable, meeting the requirements of being in substance real estate and the recording the initial investment at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in the Company's recording of its equity in earnings of Enable.

OGE Energy recorded equity in earnings of unconsolidated affiliates of $31.7 million and $47.9 million for the three months ended March 31, 2015 and 2014, respectively. Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the IPO in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $1.0 billion as of March 31, 2015.

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	2015	2014
(In millions)
OGE's share of Enable Net Income	$23.8	$42.5
Amortization of basis difference	3.5	3.6
Elimination of Enogex Holdings fair value and other adjustments	4.4	1.8
OGE's Equity in earnings of unconsolidated affiliates	$31.7	$47.9

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,509.8	$3,000.5	$2,509.7	$2,957.7
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.2	10.5	10.2	10.3
OGE Energy Senior Notes	100.0	99.9	100.0	99.9

The Company's long-term debt is recorded at the carrying amount. The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy except for the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2015 and 2014 related to the Company's performance units and restricted stock.

	Three Months Ended March 31,
(In millions)	2015	2014
Performance units
Total shareholder return	$1.9	$2.0
Earnings per share	0.5	1.7
Total performance units	2.4	3.7
Restricted stock	—	0.1
Total compensation expense	2.4	3.8
Less: Amount paid by unconsolidated affiliates	0.3	1.2
Net compensation expense	$2.1	$2.6
Income tax benefit	$0.8	$1.0

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three months ended March 31, 2015, there were 80,781 shares of new common stock issued pursuant to the Company's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2015, there were 979 shares of restricted stock returned to the Company to satisfy tax liabilities.

The following table summarizes the activity of the Company's stock-based compensation during the three months ended March 31, 2015.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	264,454	$31.02
Performance units (Earnings per share)	88,156	$33.99
Conversions
Performance units (Total shareholder return) (A)	336,147	N/A
Performance units (Earnings per share) (A)	111,950	N/A

(A)
Performance units were converted based on a payout ratio of 29 percent of the target number of performance units granted in February 2012 and are included in the 80,781 shares of common stock issued during the three months ended March 31, 2015 as discussed above.

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

As previously reported in the Company's 2014 Form 10-K, OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2015, OG&E recorded an additional reserve for this item of $0.2 million ($0.1 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 89,868 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2015 and received proceeds of $3.2 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At March 31, 2015, there were 4,901,944 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended March 31,
(In millions except per share data)	2015	2014
Net Income	$43.2	$49.3
Average Common Shares Outstanding
Basic average common shares outstanding	199.5	198.8
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	—	0.7
Diluted average common shares outstanding	199.5	199.5
Basic Earnings Per Average Common Share	$0.22	$0.25
Diluted Earnings Per Average Common Share	$0.22	$0.25
Anti-dilutive shares excluded from earnings per share calculation	—	—

8.	Long-Term Debt

At March 31, 2015, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.07%	Garfield Industrial Authority, January 1, 2025	$47.0
0.06%	-	0.07%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.05%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $109.9 million and $98.0 million at March 31, 2015 and December 31, 2014, respectively. The following table provides information regarding the Company's revolving credit agreements at March 31, 2015.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$109.9	0.54%	(D)	December 13, 2018
OG&E (C)	400.0	1.9	0.95%	(D)	December 13, 2018
Total	$1,150.0	$111.8	0.55%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2015.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

10.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2015 (B)	2014 (B)	2015 (B)	2014 (B)
Service cost	$4.5	$4.3	$0.4	$0.3
Interest cost	6.4	7.0	0.2	0.2
Expected return on plan assets	(11.8)	(12.5)	—	—
Amortization of net loss	4.3	3.5	0.1	—
Amortization of unrecognized prior service cost (A)	0.1	0.4	—	—
Total net periodic benefit cost	3.5	2.7	0.7	0.5
Less: Amount paid by unconsolidated affiliates	1.1	0.8	—	—
Net periodic benefit cost (net of unconsolidated affiliates) (B)	$2.4	$1.9	$0.7	$0.5

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.1 million and $2.4 million of net periodic benefit cost recognized during the three months ended March 31, 2015 and 2014, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2015 and 2014 of $3.0 million and $3.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2015 (B)	2014 (B)
Service cost	$0.5	$0.9
Interest cost	2.6	2.8
Expected return on plan assets	(0.6)	(0.6)
Amortization of net loss	3.4	3.1
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)
Total net periodic benefit cost	1.8	2.1
Less: Amount paid by unconsolidated affiliates	0.3	0.3
Net periodic benefit cost (net of unconsolidated affiliates) (B)	$1.5	$1.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.5 million and $1.8 million of net periodic benefit cost recognized during the three months ended March 31, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended March 31, 2015 and 2014 of $1.4 million and $1.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended
	March 31,
(In millions)	2015	2014
Capitalized portion of net periodic pension benefit cost	$0.8	$0.7
Capitalized portion of net periodic postretirement benefit cost	0.5	0.6

11.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) the natural gas midstream operations segment. Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments during the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$480.1	$—	$—	$—	$480.1
Cost of sales	211.6	—	—	—	211.6
Other operation and maintenance	114.3	0.8	(3.4)	—	111.7
Depreciation and amortization	73.8	—	2.1	—	75.9
Taxes other than income	23.1	—	1.4	—	24.5
Operating income (loss)	57.3	(0.8)	(0.1)	—	56.4
Equity in earnings of unconsolidated affiliates	—	31.7	—	—	31.7
Other income (expense)	2.9	—	2.5	—	5.4
Interest expense	36.8	—	0.6	—	37.4
Income tax expense	6.3	8.1	(1.5)	—	12.9
Net income (loss)	$17.1	$22.8	$3.3	$—	$43.2
Investment in unconsolidated affiliates (at historical cost)	$—	$1,315.7	$—	$—	$1,315.7
Total assets	$8,234.9	$1,476.7	$123.0	$(332.4)	$9,502.2

Three Months Ended March 31, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$560.4	$—	$—	$—	$560.4
Cost of sales	293.4	—	—	—	293.4
Other operation and maintenance	117.1	—	(4.7)	—	112.4
Depreciation and amortization	64.3	—	2.9	—	67.2
Taxes other than income	23.8	—	1.8	—	25.6
Operating income (loss)	61.8	—	—	—	61.8
Equity in earnings of unconsolidated affiliates	—	47.9	—	—	47.9
Other income (expense)	0.4	—	(1.2)	—	(0.8)
Interest expense	33.9	—	2.0	—	35.9
Income tax expense	7.6	18.5	(2.4)	—	23.7
Net income (loss)	$20.7	$29.4	$(0.8)	$—	$49.3
Investment in unconsolidated affiliates (at historical cost)	$—	$1,314.2	$—	$—	$1,314.2
Total assets	$7,826.8	$1,367.4	$127.9	$(71.4)	$9,250.7

12.	Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 14 and 15 to the Company's Consolidated Financial Statements included in the Company's 2014 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

Environmental Laws and Regulations
Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club did not file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument was held on March 18, 2015.

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

Except as set forth below, the circumstances set forth in Note 15 to the Company's Consolidated Financial Statements included in the Company's 2014 Form 10-K appropriately represent, in all material respects, the current status of the Company's regulatory matters.

Arkansas Regulatory Developments

The State of Arkansas recently enacted two laws related to rate filings. Act 725, among other things, provides a public utility the option, to be exercised concurrently with the filing of a general rate application, to file notice of its intent to exercise its right for an annual formula rate review so as to provide a streamlined review of the utility’s rates to determine if adjustments in rates are justified. If the utility exercises such rights, rates may be adjusted if the earned return rate is 0.5 percent above or below the target return rate. This procedure is expected to reduce regulatory lag in Arkansas. Act 725 additionally allows for evidence to be presented, relative to the calculation of the return on common equity, comparing the requested return on common equity to approved returns on common equity for public utilities delivering similar services with corresponding risks within Arkansas and also in similar regulatory jurisdictions in the same general part of the country.

Act 1000 amends and clarifies existing interim rate requirements to expand the types of expenses that may be recorded and specifically authorize the recovery of allowance for funds used during construction. Act 1000 allows a public utility to file for an interim rate schedule through which it may recover investments and expenses, including allowance for funds used during construction, expended complying with legislative or administrative rules, regulations, or requirements related to the protection of the public, health, safety, or the environment. Rates are implemented at the time of filing of the interim rate schedule, subject to refund.

Pending Regulatory Matters

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance and Mustang modernization plans included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second or third quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the second quarter of 2015 seeking related approvals from the APSC.

Oklahoma Demand Program Rider Review

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off peak hours during the months of May through October, by offering lower rates to those customers in the off peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers, by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

In December 2012, the OCC issued an order approving the recovery of costs associated with the Demand Programs, including the lost revenues associated with the SmartHours program, subject to the Oklahoma Public Utility Division staff review.

In March 2014, the Oklahoma Public Utility Division staff began their review of the Demand Program cost, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the Oklahoma Public Utility Division staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014, which would result in lost revenues for 2014 of $11.6 million.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues, in accordance with the agreement that it believed had been reached with the Oklahoma Public Utility Division staff.

In April 2015, the Oklahoma Public Utility Division staff filed an application, seeking an order from the OCC determining the proper calculation methodology for lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma Public Utility Division staff recommends the OCC approve the Oklahoma Public Utility Division staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it had agreed upon and which would result in recovery of lost revenue for 2013 of only $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes that the methodology agreed to in November 2014, is consistent with the 2012 OCC order, and believes that it is probable that it will recover the $10.1 million of lost revenues associated with 2013, and the $11.6 million associated with 2014. A hearing is scheduled to commence on June 30, 2015.

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

On January 26, 2015, Enable announced a quarterly dividend distribution of $0.30875 per unit on its outstanding common and subordinated units, representing an increase of approximately 2.1 percent over the prior quarter distribution. Enable's gross margins are affected by commodity price movements. Based on forward commodity prices, Enable expects to see a decrease in producer activity that will affect its future distribution growth rate. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.”

On April 24, 2015, Enable announced a quarterly dividend distribution of $0.3125 per unit on its outstanding common and subordinated units, representing an increase of approximately 1.2 percent over the prior quarter distribution.

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

Summary of Operating Results
Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

Net income attributable to OGE Energy was $43.2 million, or $0.22 per diluted share, during the three months ended March 31, 2015 as compared to $49.3 million, or $0.25 per diluted share, during the same period in 2014. The decrease in net income attributable to OGE Energy of $6.1 million, or $0.03 per diluted share, during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to:

•
a decrease in net income at OG&E of $3.6 million, or 17.4 percent, or $0.01 per diluted share of the Company's common stock, reflecting a decrease in gross margin related to milder weather during the three months ended March 2015 as compared to the same period in 2014, an increase in interest expense related to the issuance of debt and an increase in depreciation expense due to additional assets being placed into service in 2014. Partially offsetting these items was an increase in gross margin related to an increase in customer growth and lower operations and maintenance expenses from less work done at the power plants;

•
a decrease in net income attributable to OGE Holdings of $6.6 million, or $0.04 per diluted share of the Company's common stock, due to a decrease in earnings of unconsolidated affiliates primarily due to lower average natural gas prices and lower NGLs prices; and

•	an increase in net income attributable to OGE Energy of $4.1 million, or $0.02 per diluted share of the Company's common stock, primarily due to gains associated with the deferred compensation plan.

2015 Outlook

The Company estimates 2015 consolidated earnings guidance of $1.76 to $1.89 per average diluted share and distributable cash flow from Enable between $139 million and $142 million are unchanged. See the Company's 2014 Form 10-K for other key factors and assumptions underlying its 2015 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three months ended March 31, 2015 as compared to the same period in 2014 and the Company's consolidated financial position at March 31, 2015. Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions except per share data)	2015	2014
Net income attributable to OGE Energy	$43.2	$49.3
Basic average common shares outstanding	199.5	198.8
Diluted average common shares outstanding	199.5	199.5
Basic earnings per average common share	$0.22	$0.25
Diluted earnings per average common share	$0.22	$0.25
Dividends declared per common share	$0.250	$0.225

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net income attributable to OGE Energy
OG&E (Electric Utility)	$17.1	$20.7
OGE Holdings (Natural Gas Midstream Operations)	22.8	29.4
Other Operations (A)	3.3	(0.8)
Consolidated net income attributable to OGE Energy	$43.2	$49.3

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Operating revenues	$480.1	$560.4
Cost of sales	211.6	293.4
Other operation and maintenance	114.3	117.1
Depreciation and amortization	73.8	64.3
Taxes other than income	23.1	23.8
Operating income	57.3	61.8
Allowance for equity funds used during construction	1.5	1.1
Other income (loss)	1.7	(0.3)
Other expense	0.3	0.4
Interest expense	36.8	33.9
Income tax expense	6.3	7.6
Net income	$17.1	$20.7
Operating revenues by classification
Residential	$194.6	$220.5
Commercial	105.9	123.7
Industrial	41.7	50.8
Oilfield	37.0	44.3
Public authorities and street light	39.4	47.9
Sales for resale	11.8	16.6
System sales revenues	430.4	503.8
Off-system sales revenues	10.3	19.0
Other	39.4	37.6
Total operating revenues	$480.1	$560.4
Reconciliation of gross margin to revenue:
Operating revenues	$480.1	$560.4
Cost of sales	211.6	293.4
Gross Margin	$268.5	$267.0
Megawatt-hour sales by classification (In millions)
Residential	2.3	2.5
Commercial	1.6	1.6
Industrial	0.9	0.9
Oilfield	0.9	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.7	6.8
Off-system sales	0.2	0.4
Total sales	6.9	7.2
Number of customers	817,781	809,602
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.629	5.518
Coal	2.115	2.146
Total fuel	2.200	3.490
Total fuel and purchased power	2.901	3.792
Degree days (A)
Heating - Actual	1,841	2,065
Heating - Normal	1,798	1,798
Cooling - Actual	11	9
Cooling - Normal	13	13

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

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014
OG&E's net income decreased $3.6 million, or 17.4 percent, during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to higher depreciation and amortization expense and interest expense partially offset by lower other operation and maintenance expense, higher other income and higher gross margin.
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

Operating revenues were $480.1 million during the three months ended March 31, 2015 as compared to $560.4 million during the same period in 2014, a decrease of $80.3 million, or 14.3 percent. Cost of sales were $211.6 million during the three months ended March 31, 2015 as compared to $293.4 million during the same period in 2014, a decrease of $81.8 million, or 27.9 percent. Gross margin was $268.5 million during the three months ended March 31, 2015 as compared to $267.0 million during the same period in 2014, an increase of $1.5 million, or 0.6 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
New customer growth	$5.3
Price variance (A)	4.9
Wholesale transmission revenue	0.8
Other	0.7
Non-residential demand and related revenues	0.4
Quantity variance (primarily weather)	(10.6)
Change in gross margin	$1.5

(A)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $113.8 million during the three months ended March 31, 2015 as compared to $195.1 million during the same period in 2014, a decrease of $81.3 million, or 41.7 percent, primarily due to a decrease in natural gas prices. Purchased power costs were $86.5 million during the three months ended March 31, 2015 as compared to $89.8 million during the same period in 2014, a decrease of $3.3 million, or 3.7 percent, primarily due to decreases of $3.3 million in wind purchased power, $1.8 million in cogeneration purchases, $1.0 million in bilateral agreements, and $8.0 million in purchases from the Energy Imbalance Service Market which ceased on February 28, 2014, offset by an increase of $10.8 million in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $11.3 million during the three months ended March 31, 2015 as compared to $8.5 million during the same period in 2014, an increase of $2.8 million, or 32.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $114.3 million during the three months ended March 31, 2015 as compared to $117.1 million during the same period in 2014, a decrease of $2.8 million, or 2.4 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Maintenance at power plants	$(3.8)
Additional capitalized labor	(2.0)
Corporate overhead and allocations (A)	(1.1)
Overtime wages (B)	(1.0)
Other marketing, sales and commercial (C)	1.0
Employee medical and dental expenses (D)	2.0
Regular salaries and wages (E)	2.1
Change in other operation and maintenance expense	$(2.8)

(A)	Decreased primarily due to lower costs at the holding company.

(B)	Decreased primarily due to lower overtime as a result of less work performed on distribution projects and maintenance at the power plants.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(D)	Increased primarily due to higher actual medical costs incurred.

(E)	Increased primarily due to annual salary increases.

Depreciation and amortization expense was $73.8 million during the three months ended March 31, 2015 as compared to $64.3 million during the same period in 2014, an increase of $9.5 million, or 14.8 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information

Other Income. Other income was $1.7 million during the three months ended March 31, 2015 as compared to a loss of $0.3 million during the same period in 2014, an increase of $2.0 million, primarily due to increased guaranteed flat bill margins.

Interest Expense. Interest expense was $36.8 million during the three months ended March 31, 2015 as compared to $33.9 million during the same period in 2014, an increase of $2.9 million, or 8.6 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $6.3 million during the three months ended March 31, 2015 as compared to $7.6 million during the same period in 2014, a decrease of $1.3 million, or 17.1 percent, reflecting lower pretax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended March 31,
(In millions)	2015	2014
Operating revenues	$—	$—
Cost of sales	—	—
Other operation and maintenance	0.8	—
Depreciation and amortization	—	—
Taxes other than income	—	—
Operating income	(0.8)	—
Equity in earnings of unconsolidated affiliates	31.7	47.9
Other income	—	—
Other expense	—	—
Interest expense	—	—
Income before taxes	30.9	47.9
Income tax expense	8.1	18.5
Net income attributable to OGE Holdings	$22.8	$29.4

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014
OGE Holding's net income for the three months ended March 31, 2015 as compared to the same period in 2014 decreased $6.6 million, or 22.4 percent, primarily due to a $16.2 million decrease in equity in earnings of Enable. The decrease in equity in earnings of Enable reflected a $18.7 million decrease in the Company's share of Enable's net income. Enable's gathering and processing business segment reported a decrease in operating income primarily from a decrease in gross margin,  an increase in operation and maintenance expense, an increase in depreciation and amortization expense and an increase in taxes other than income taxes. Gathering and processing gross margin decreased primarily due to lower average natural gas prices, lower processing margin and  lower NGLs prices.  Enable's transportation and storage business segment reported a decrease in operating income primarily from a decrease in unrealized gains on natural gas derivatives, a decrease in liquid sales due to lower natural gas liquids prices, a decrease in storage demand fees offset by an increase in off-system transportation sales.

Income Tax Expense. Income tax expense was $8.1 million during the three months ended March 31, 2015 as compared to $18.5 million during the same period in 2014, a decrease of $10.4 million primarily reflecting lower pretax income and a benefit recognized associated with a remeasurement of deferred taxes related to the Company's investment in Enable.
Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three months ended March 31, 2015 as compared to the same period in 2014:

	Three Months Ended
	March 31,
	2015	2014

OGE's share of Enable Net Income	$23.8	$42.5
Amortization of basis difference	3.5	3.6
Elimination of Enogex Holdings fair value and other adjustments	4.4	1.8
OGE's Equity in earnings of unconsolidated affiliates	$31.7	$47.9

Enable Results of Operations

The following table represents summarized financial information of Enable for the three months ended March 31, 2015 as compared to the same period in 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Operating revenues	$616	$1,002
Cost of sales	292	633
Operating income	104	162
Net income	91	149

Enable Operating Data

The following table presents Enable's operating data for the three months ended March 31, 2015 as compared to the same period in 2014:

	Three Months Ended
	March 31,
	2015	2014

Gathered volumes - TBtu/d	3.18	3.31
Transportation volumes - TBtu/d	5.72	5.55
Natural gas processed volumes - TBtu/d	1.65	1.44
NGLs sold - million gallons/d (A)(B)	67.62	66.16

(A)	Excludes volumes billed under throughput agreements.
(B) Excludes condensate. Includes third party processing.

Off-Balance Sheet Arrangement

There have been no significant changes in the Company's off-balance sheet arrangement from that discussed in the Company's 2014 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $222.3 million and $249.9 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $27.6 million, or 11.0 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage due to milder weather in March 2015 as compared to December 2014.

The balance of Fuel Inventories was $82.6 million and $58.5 million at March 31, 2015 and December 31, 2014, respectively, an increase of $24.1 million, or 41.2 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from increased deliveries and less coal generation in the three months ended March 2015 as compared to December 2014.

The balance of Fuel Clause Under Recoveries was $27.0 million and $68.3 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $41.3 million, or 60.5 percent, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $151.9 million and $179.1 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $27.2 million, or 15.2 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Accrued Taxes was $24.0 million and $39.7 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $15.7 million, or 39.5 percent, primarily due to ad valorem tax accruals and payments.

The balance of Accrued Interest was $34.2 million and $43.0 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $8.8 million, or 20.5 percent, primarily due to the timing of interest payments on long-term debt in 2014 partially offset by additional interest accrued on long-term debt reflecting a $250 million debt issuance in March 2014 and a $250 million debt issuance in December 2014.

The balance of Long-term Debt Due Within One Year was $110.0 million as of March 31, 2015 compared to no balance at December 31, 2014 primarily due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

	Three Months Ended
	March 31,		2015 vs. 2014
(In millions)	2015	2014	$ Change	% Change
Net cash provided from operating activities	$139.6	$23.2	$116.4	*
Net cash used in investing activities	(108.7)	(171.4)	62.7	(36.6)%
Net cash provided from (used in) financing activities	(34.9)	143.8	(178.7)	*
* Change is greater than 100%.

Operating Activities

The increase of $116.4 million in net cash provided from operating activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase in cash received from fuel under recoveries and an increase in cash received on accounts receivable from the partners of the jointly owned plants.

Investing Activities

The decrease of $62.7 million, or 36.6 percent, in net cash used in investing activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to a decrease in transmission projects at OG&E.

Financing Activities

The increase of $178.7 million in net cash used in financing activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to the issuance of $250 million in long-term debt during the first quarter of 2014 partially offset by an increase in short-term debt.

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

(In millions)	2015	2016	2017	2018	2019
OG&E Base Transmission	$40	$30	$30	$30	$30
OG&E Base Distribution	175	175	175	175	175
OG&E Base Generation	90	75	75	75	75
OG&E Other	50	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	355	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	20	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	50	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	30	25	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	80	150	140	95	20
Combustion turbines - Mustang Modernization	15	45	175	165	—
Total Other Projects	155	230	325	300	55
Total Known and Committed Projects	205	285	370	330	135
Total	$560	$590	$675	$635	$440

(A)	Typically 100kV to 299kV projects. Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 13 of Notes to Condensed Financial Statements under "Environmental Compliance Plan" in Item 1 of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At March 31, 2015, the Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $109.9 million and $98.0 million at March 31, 2015 and December 31, 2014, respectively. The weighted-average interest rate on short-term debt at March 31, 2015 was 0.54 percent.  The average balance of short-term debt during the three months ended March 31, 2015 was $125.1 million at a weighted-average interest rate of 0.42 percent. The maximum month-end balance of short-term debt during the three months ended March 31, 2015 was $180.0 million. At March 31, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At March 31, 2015, the Company had $1,038.2 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.  At March 31, 2015, the Company had no cash and cash equivalents.  See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Quarterly Distributions by Enable

Pursuant to the Enable Agreement, during the first quarter Enable made distributions of approximately $34.3 million to the Company.
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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), and income taxes. For the electric utility segment, significant judgment is also exercised in contingency reserves, asset retirement obligations, the allowance for uncollectible accounts and the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on currently available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 12 and 13 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance and Mustang modernization plans included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second or third quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the second quarter of 2015 seeking related approvals from the APSC.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club did not file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument was held on March 18, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Company from those discussed in the Company's 2014 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of the Company's 2014 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in the Company's risk factors from those discussed in the Company's 2014 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01/1/15 - 01/31/15	—		$—	N/A	N/A
02/1/15 - 02/28/15	979	(A)	$33.43	N/A	N/A
03/1/15 - 03/31/15	—		$—	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

Item 6.  Exhibits.

Exhibit No.	Description
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

May 7, 2015