Form 10-Q
period 2015-09-30
OGE ENERGY CORP.
filed 2015-11-05
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

At September 30, 2015, there were 199,702,572 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
BART	Best available retrofit technology
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy, collectively with its subsidiaries
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plans
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 26.3 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PSO	Public Service Company of Oklahoma
PUD	Public Utility Division of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2015	2014	2015	2014
OPERATING REVENUES	$719.8	$754.7	$1,749.8	$1,926.9
COST OF SALES	259.8	305.3	682.3	869.6
OPERATING EXPENSES
Other operation and maintenance	109.4	108.1	334.3	331.9
Depreciation and amortization	77.9	71.7	230.0	207.2
Taxes other than income	21.9	21.5	68.8	66.5
Total operating expenses	209.2	201.3	633.1	605.6
OPERATING INCOME	250.8	248.1	434.4	451.7
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	(71.9)	44.7	(12.0)	131.9
Allowance for equity funds used during construction	2.2	1.1	5.4	3.0
Other income	8.9	7.2	19.4	11.7
Other expense	(5.3)	(5.8)	(8.5)	(11.2)
Net other income (expense)	(66.1)	47.2	4.3	135.4
INTEREST EXPENSE
Interest on long-term debt	37.0	36.3	110.9	109.2
Allowance for borrowed funds used during construction	(1.1)	(0.6)	(2.7)	(1.7)
Interest on short-term debt and other interest charges	1.1	1.5	4.2	5.0
Interest expense	37.0	37.2	112.4	112.5
INCOME BEFORE TAXES	147.7	258.1	326.3	474.6
INCOME TAX EXPENSE	36.5	70.8	84.4	137.2
NET INCOME	$111.2	$187.3	$241.9	$337.4
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.3	199.6	199.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.7	200.2	199.6	199.9
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.55	$0.94	$1.21	$1.69
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.55	$0.94	$1.21	$1.69
DIVIDENDS DECLARED PER COMMON SHARE	$0.27500	$0.25000	$0.77500	$0.70000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income	$111.2	$187.3	$241.9	$337.4
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.3, $1.7 and $0.9, respectively	0.7	0.5	1.9	1.4
Settlement cost, net of tax of $2.4, $0.0, $2.4 and $0.0, respectively	3.8	—	3.8	—
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.2, $0.1, $0.6 and $0.4, respectively	0.3	0.1	0.9	0.6
Amortization of prior service cost, net of tax of ($0.3), ($0.2), ($0.8) and ($0.8), respectively	(0.4)	(0.4)	(1.3)	(1.3)
Amortization of deferred interest rate swap hedging losses, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	—	0.1	—	0.2
Other comprehensive income, net of tax	4.4	0.3	5.3	0.9
Comprehensive income	$115.6	$187.6	$247.2	$338.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$241.9	$337.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	230.0	207.2
Deferred income taxes and investment tax credits, net	62.3	142.1
Equity in earnings of unconsolidated affiliates	12.0	(131.9)
Distributions from unconsolidated affiliates	67.1	110.1
Allowance for equity funds used during construction	(5.4)	(3.0)
Stock-based compensation	3.8	(5.4)
Excess tax benefit on stock-based compensation	(5.2)	—
Regulatory assets	12.7	1.6
Regulatory liabilities	(13.9)	(5.6)
Other assets	12.7	(18.8)
Other liabilities	0.1	24.8
Change in certain current assets and liabilities
Accounts receivable, net	(33.8)	(58.8)
Accounts receivable - unconsolidated affiliates	0.5	5.5
Accrued unbilled revenues	(22.4)	(13.3)
Fuel, materials and supplies inventories	(25.5)	33.5
Fuel clause under recoveries	66.7	(58.1)
Other current assets	(8.9)	(6.4)
Accounts payable	(57.7)	(100.7)
Fuel clause over recoveries	34.5	(0.4)
Other current liabilities	37.6	6.7
Net Cash Provided from Operating Activities	609.1	466.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(375.0)	(437.4)
Return of capital - equity method investments	36.9	9.5
Proceeds from sale of assets	2.2	0.6
Net Cash Used in Investing Activities	(335.9)	(427.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(149.7)	(134.3)
Proceeds from long-term debt	—	246.5
Issuance of common stock	7.2	10.1
Excess tax benefit on stock-based compensation	5.2	—
Payment of long-term debt	(0.1)	(140.1)
Decrease in short-term debt	(98.0)	(28.2)
Net Cash Used in Financing Activities	(235.4)	(46.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	37.8	(6.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5.5	6.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43.3	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43.3	$5.5
Accounts receivable, less reserve of $1.5 and $1.6, respectively	222.6	188.8
Accounts receivable - unconsolidated affiliates	5.1	5.6
Accrued unbilled revenues	77.9	55.5
Income taxes receivable	18.4	16.0
Fuel inventories	86.2	58.5
Materials and supplies, at average cost	76.7	78.9
Deferred income taxes	176.4	191.4
Fuel clause under recoveries	1.6	68.3
Other	44.9	38.4
Total current assets	753.1	706.9
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,202.2	1,318.2
Other	70.5	70.1
Total other property and investments	1,272.7	1,388.3
PROPERTY, PLANT AND EQUIPMENT
In service	10,198.7	9,983.0
Construction work in progress	230.6	115.9
Total property, plant and equipment	10,429.3	10,098.9
Less accumulated depreciation	3,262.8	3,119.0
Net property, plant and equipment	7,166.5	6,979.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	389.7	410.4
Other	35.8	42.3
Total deferred charges and other assets	425.5	452.7
TOTAL ASSETS	$9,617.8	$9,527.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$98.0
Accounts payable	125.7	179.1
Dividends payable	54.9	49.9
Customer deposits	76.0	73.7
Accrued taxes	61.4	39.7
Accrued interest	34.1	43.0
Accrued compensation	37.1	38.2
Long-term debt due within one year	110.0	—
Fuel clause over recoveries	34.5	—
Other	53.1	51.7
Total current liabilities	586.8	573.3
LONG-TERM DEBT	2,645.5	2,755.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	311.0	315.5
Deferred income taxes	2,333.5	2,268.3
Regulatory liabilities	277.0	263.0
Other	110.6	108.0
Total deferred credits and other liabilities	3,032.1	2,954.8
Total liabilities	6,264.4	6,283.4
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,104.2	1,087.6
Retained earnings	2,285.3	2,198.2
Accumulated other comprehensive loss, net of tax	(36.1)	(41.4)
Total stockholders' equity	3,353.4	3,244.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,617.8	$9,527.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$3,244.4
Net income	—	—	241.9	—	241.9
Other comprehensive income, net of tax	—	—	—	5.3	5.3
Dividends declared on common stock	—	—	(154.8)	—	(154.8)
Issuance of common stock	—	7.2	—	—	7.2
Stock-based compensation	—	9.4	—	—	9.4
Balance at September 30, 2015	$2.0	$1,102.2	$2,285.3	$(36.1)	$3,353.4

Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$3,037.1
Net income	—	—	337.4	—	337.4
Other comprehensive income, net of tax	—	—	—	0.9	0.9
Dividends declared on common stock	—	—	(139.5)	—	(139.5)
Issuance of common stock	—	10.1	—	—	10.1
Stock-based compensation	—	(3.0)	—	—	(3.0)
Balance at September 30, 2014	$2.0	$1,078.7	$2,189.6	$(27.3)	$3,243.0

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and the results of its cash flows for the nine months ended September 30, 2015 and 2014, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2014 Form 10-K.

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

Certain prior-year amounts have been reclassified to conform with the current year presentation.

OG&E records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refunded in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2015	December 31, 2014
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$30.3	$19.7
Fuel clause under recoveries	1.6	68.3
Other (A)(C)	9.8	10.2
Total Current Regulatory Assets	$41.7	$98.2
Non-Current
Benefit obligations regulatory asset	$241.6	$261.1
Income taxes recoverable from customers, net	55.7	56.1
Smart Grid	43.7	43.9
Deferred storm expenses	16.6	17.5
Unamortized loss on reacquired debt	15.1	16.1
Other (C)	17.0	15.7
Total Non-Current Regulatory Assets	$389.7	$410.4
Regulatory Liabilities
Current
Crossroads wind farm rider over recovery (B)	$7.2	$10.3
Smart Grid rider over recovery (B)	5.3	12.5
Fuel clause over recoveries	34.5	—
Other (B)	2.2	1.6
Total Current Regulatory Liabilities	$49.2	$24.4
Non-Current
Accrued removal obligations, net	$257.1	$248.1
Pension tracker	19.9	14.9
Total Non-Current Regulatory Liabilities	$277.0	$263.0

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

(C)	Prior year amount of $1.1 million reclassified from Non-Current Other assets to Current Other assets.

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

Investment in Unconsolidated Affiliate

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, OGE Energy accounts for the investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. OGE Energy's maximum exposure to loss related to Enable is limited to OGE Energy's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at September 30, 2015. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

The Company considers distributions received from Enable which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. The Company considers distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment which are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

Asset Retirement Obligation

The following table summarizes changes to the Company's asset retirement obligations during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Liabilities settled (A)	(0.4)	(0.2)
Accretion expense	1.9	1.9
Revisions in estimated cash flows (B)	1.6	1.7
Balance at September 30	$61.7	$58.6

(A)	In 2015, asset retirement obligations were settled for the asbestos abatement at one of OG&E's generating facilities.

(B)	Assumptions changed related to the estimated cost of removal for one of OG&E's generating facilities.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the nine months ended September 30, 2015. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Settlement cost	Net loss	Prior service cost	Total
Balance at December 31, 2014	$(36.8)	$0.1	$—	$(8.0)	$3.3	$(41.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.9	—	3.8	0.9	(1.3)	5.3
Net current period other comprehensive income (loss)	1.9	—	3.8	0.9	(1.3)	5.3
Balance at September 30, 2015	$(34.9)	$0.1	$3.8	$(7.1)	$2.0	$(36.1)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three and nine months ended September 30, 2015 and 2014.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Losses on cash flow hedges
Interest rate swap	$—	$(0.1)	$—	$(0.3)	Interest expense
	—	(0.1)	—	(0.3)	Total before tax
	—	—	—	(0.1)	Tax benefit
	$—	$(0.1)	$—	$(0.2)	Net of tax

Amortization of defined benefit pension and restoration of retirement income plan items
Actuarial losses	$(1.0)	$(0.8)	$(3.6)	$(2.3)	(A)
Settlement cost	(6.2)	—	(6.2)	—	(A)
	(7.2)	(0.8)	(9.8)	(2.3)	Total before tax
	(2.7)	(0.3)	(4.1)	(0.9)	Tax benefit
	$(4.5)	$(0.5)	$(5.7)	$(1.4)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(0.5)	$(0.2)	$(1.5)	$(1.0)	(A)
Prior service credit	0.7	0.6	2.1	2.1	(A)
	0.2	0.4	0.6	1.1	Total before tax
	0.1	0.1	0.2	0.4	Tax (benefit) expense
	$0.1	$0.3	$0.4	$0.7	Net of tax

Total reclassifications for the period	$(4.4)	$(0.3)	$(5.3)	$(0.9)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

2.	Accounting Pronouncements
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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The FASB issued the updated guidance as part of its initiative to reduce complexity in accounting standards, as it had received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium created unnecessary complexity. On June 18, 2015, the SEC observer stated that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will reflect the impact of this ASU in the first quarter of 2016.

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

On October 22, 2015, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, representing an increase of approximately 0.6 percent over the prior quarter distribution. Distributions received from Enable were $35.1 million and $33.6 million for the three months ended September 30, 2015 and 2014, respectively, and $104.0 million and $110.1 million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, OGE Energy held 26.3 percent of the limited partner interests in Enable.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, are discussed below. Prior to May 1, 2013, operating costs charged and related party transactions between the Company and Enogex Holdings were eliminated in consolidation. OGE Energy's interest in Enogex Holdings was deconsolidated on May 1, 2013.

On May 1, 2013, OGE Energy and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby OGE Energy agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days' notice if approved by the board of Enable's general partner. Under these agreements, OGE Energy charged operating costs to Enable of $2.6 million and $3.3 million (which results in a corresponding reduction to OGE Energy's operations and maintenance expense) for the three months ended September 30, 2015 and 2014, respectively, and $7.9 million and $13.1 million for the nine months ended September 30, 2015 and 2014, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Additionally, OGE Energy agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October 2014, CenterPoint, OGE Energy and Enable agreed to continue the secondment to Enable of 192 OGE Energy employees that participate in OGE Energy's defined benefit and retirement plans beyond December 31, 2014. OGE Energy billed Enable for reimbursement of $7.0 million and $25.0 million during the three months ended September 30, 2015 and September 30, 2014, respectively, and $25.1 million and $78.0 million during the nine months ended September 30, 2015 and September 30, 2014, respectively, under the Transitional Seconding Agreement for employment costs.

OGE Energy had accounts receivable from Enable of $5.1 million and $5.6 million as of September 30, 2015 and December 31, 2014, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Related Party Transactions with Enable

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$4.4	$4.1	$11.1	$10.1
Cost of Sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.2
Natural gas storage services	—	0.1	—	4.5
Natural gas purchases	2.5	3.4	7.1	6.9

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

Balance Sheet	September 30, 2015	December 31, 2014
	(In millions)
Current assets	$427	$438
Non-current assets	10,774	11,399
Current liabilities	804	671
Non-current liabilities	2,786	2,344

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2015	2014	2015	2014
	(In millions)
Operating revenues	$646	$803	$1,852	$2,632
Cost of sales	287	439	856	1,550
Operating income	(975)	152	(778)	452
Net income	(985)	139	(817)	408

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

OGE Energy recorded a loss in equity in earnings of unconsolidated affiliates of $71.9 million and $12.0 million for the three and nine months ended September 30, 2015 and an increase in equity in earnings of unconsolidated affiliates of $44.7 million and $131.9 million for the three and nine months ended September 30, 2014. Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable's earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the IPO in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $0.8 billion as of September 30, 2015.

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	2015	2014	2015	2014
(In millions)
OGE's share of Enable Net Income (Loss)	$(80.3)	$36.4	$(35.9)	$111.1
Amortization of basis difference	3.5	3.4	10.6	10.4
Elimination of Enogex Holdings fair value and other adjustments	4.9	4.9	13.3	10.4
OGE's Equity in earnings of unconsolidated affiliates	$(71.9)	$44.7	$(12.0)	$131.9

Enable tests its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. Subsequent to the completion of the October 1, 2014 annual test and previous interim assessment as of December 31, 2014, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which Enable operates. Based on the decline in producer activity and the forecasted impact on future periods, in addition to an increase in the weighted average cost of capital, Enable determined that the impact on its forecasted operating profits and cash flows for its gathering and processing and transportation and storage segments for the next five years would be significantly reduced. As a result, when Enable performed the first step of its annual goodwill impairment analysis as of October 1, 2015, it determined that the carrying value of the gathering and processing and transportation and storage segments exceeded fair value. Enable completed the second step of the goodwill impairment analysis comparing the implied fair value for those reporting units to the carrying amount of that goodwill and determined that goodwill for those units was completely impaired in the amount of $1,086.4 million as of September 30, 2015.

Accordingly, the Company recorded a $108.4 million pre-tax charge in the three and nine months ended September 30, 2015 for its share of the goodwill impairment, as adjusted for the basis differences.

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

The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,510.0	$2,800.5	$2,509.7	$2,957.7
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.1	9.3	10.2	10.3
OGE Energy Senior Notes	100.0	99.9	100.0	99.9

The Company's long-term debt is recorded at the carrying amount. The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2015 and 2014 related to the Company's performance units and restricted stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Performance units
Total shareholder return	$1.9	$2.0	$5.7	$5.9
Earnings per share	(0.8)	0.1	0.3	2.2
Total performance units	1.1	2.1	6.0	8.1
Restricted stock	—	—	0.1	0.1
Total compensation expense	1.1	2.1	6.1	8.2
Less: Amount paid by unconsolidated affiliates	(0.2)	0.6	0.3	2.5
Net compensation expense	$1.3	$1.5	$5.8	$5.7
Income tax benefit	$0.5	$0.6	$2.3	$2.2

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three and nine months ended September 30, 2015, there were 912 shares and 81,865 shares, respectively, of new common stock issued pursuant to the Company's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and nine months ended September 30, 2015, there were no shares and 1,070 shares, respectively, of restricted stock returned to the Company to satisfy tax liabilities.

6.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2012 or state and local tax examinations by tax authorities for years prior to 2011.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

As previously reported, OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the third quarter of 2015, OG&E recorded an additional reserve for this item of $3.8 million ($2.4 million after the federal tax benefit) related to Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 16,498 shares and 217,370 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2015 and received proceeds of $0.5 million and $7.2 million, respectively.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs.  At September 30, 2015, there were 4,774,442 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2015	2014	2015	2014
Net Income	$111.2	$187.3	$241.9	$337.4
Average Common Shares Outstanding
Basic average common shares outstanding	199.7	199.3	199.6	199.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	—	0.9	—	0.8
Diluted average common shares outstanding	199.7	200.2	199.6	199.9
Basic Earnings Per Average Common Share	$0.55	$0.94	$1.21	$1.69
Diluted Earnings Per Average Common Share	$0.55	$0.94	$1.21	$1.69
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.	Long-Term Debt

At September 30, 2015, the Company was in compliance with all of its debt agreements.

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.  The short-term debt balance was $98.0 million at December 31, 2014, with no balance at September 30, 2015. The following table provides information regarding the Company's revolving credit agreements at September 30, 2015.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$—	—%	(D)	December 13, 2018
OG&E (C)	400.0	1.9	0.95%	(D)	December 13, 2018
Total	$1,150.0	$1.9	0.95%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2015.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

10.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first nine months of 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $16.2 million in the third quarter of 2015. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate cases. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate case as a regulatory asset or regulatory liability. These amounts have been recorded in the pension tracker in the regulatory assets and liabilities table in Note 1.

The details of net periodic benefit cost, before consideration of capitalized amounts, of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2015 (B)	2014 (B)	2015 (C)	2014 (C)	2015 (B)	2014 (B)	2015 (C)	2014 (C)
Service cost	$4.2	$3.9	$12.1	$11.5	$0.4	$0.3	$1.0	$0.8
Interest cost	6.6	7.0	19.6	21.1	0.2	0.2	0.5	0.5
Expected return on plan assets	(11.0)	(11.3)	(34.5)	(34.0)	—	—	—	—
Amortization of net loss	3.8	3.6	13.5	10.7	0.2	0.1	0.5	0.2
Amortization of unrecognized prior service cost (A)	0.1	0.4	0.3	1.3	—	—	0.1	0.1
Settlement	16.2	—	16.2	—	—	—	—	—
Total net periodic benefit cost	19.9	3.6	27.2	10.6	0.8	0.6	2.1	1.6
Less: Amount paid by unconsolidated affiliates	1.0	0.9	3.1	2.6	—	—	0.1	0.1
Net periodic benefit cost (net of unconsolidated affiliates)	$18.9	$2.7	$24.1	$8.0	$0.8	$0.6	$2.0	$1.5

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $19.7 million and $3.3 million of net periodic benefit cost recognized during the three months ended September 30, 2015 and 2014, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended September 30, 2015 and 2014 of $2.7 million and $2.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the three months ended September 30, 2015 of $7.4 million related to the pension settlement charge of $16.2 million, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the three months ended September 30, 2015 of $1.4 million related to the Arkansas jurisdictional portion of the pension settlement charge of $16.2 million.

(C)	In addition to the $26.1 million and $9.5 million of net periodic benefit cost recognized during the nine months ended September 30, 2015 and 2014, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2015 and 2014 of $8.0 million and $8.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the nine months ended September 30, 2015 of $7.4 million related to the pension settlement charge of $16.2 million, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the nine months ended September 30, 2015 of $1.4 million related to the Arkansas jurisdictional portion of the pension settlement charge of $16.2 million.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015 (B)	2014 (B)	2015 (C)	2014 (C)
Service cost	$0.4	$0.7	$1.2	$2.3
Interest cost	2.6	2.8	7.7	8.5
Expected return on plan assets	(0.6)	(0.6)	(1.8)	(1.8)
Amortization of net loss	3.5	3.1	10.4	9.3
Amortization of unrecognized prior service cost (A)	(4.1)	(4.1)	(12.4)	(12.4)
Total net periodic benefit cost	1.8	1.9	5.1	5.9
Less: Amount paid by unconsolidated affiliates	0.4	0.3	1.0	1.0
Net periodic benefit cost (net of unconsolidated affiliates)	$1.4	$1.6	$4.1	$4.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.4 million and $1.6 million of net periodic benefit cost recognized during the three months ended September 30, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2015 and 2014 of $1.4 million and $1.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.1 million and $4.9 million of net periodic benefit cost recognized during the nine months ended September 30, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2015 and 2014 of $4.3 million and $3.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Capitalized portion of net periodic pension benefit cost	$2.6	$0.9	$4.6	$2.6
Capitalized portion of net periodic postretirement benefit cost	0.5	0.5	1.4	1.5

11.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) the natural gas midstream operations segment. Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$719.8	$—	$—	$—	$719.8
Cost of sales	259.8	—	—	—	259.8
Other operation and maintenance	107.4	4.9	(2.9)	—	109.4
Depreciation and amortization	75.9	—	2.0	—	77.9
Taxes other than income	21.0	—	0.9	—	21.9
Operating income (loss)	255.7	(4.9)	—	—	250.8
Equity in earnings of unconsolidated affiliates (A)	—	(71.9)	—	—	(71.9)
Other income (expense)	6.6	—	(0.7)	(0.1)	5.8
Interest expense	36.4	—	0.7	(0.1)	37.0
Income tax expense	63.0	(26.8)	0.3	—	36.5
Net income (loss)	$162.9	$(50.0)	$(1.7)	$—	$111.2
Investment in unconsolidated affiliates	$—	$1,202.2	$—	$—	$1,202.2
Total assets	$8,570.7	$1,541.5	$134.0	$(628.4)	$9,617.8

Three Months Ended September 30, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$754.7	$—	$—	$—	$754.7
Cost of sales	305.3	—	—	—	305.3
Other operation and maintenance	111.0	0.3	(3.2)	—	108.1
Depreciation and amortization	69.4	—	2.3	—	71.7
Taxes other than income	20.6	—	0.9	—	21.5
Operating income (loss)	248.4	(0.3)	—	—	248.1
Equity in earnings of unconsolidated affiliates (A)	—	44.7	—	—	44.7
Other income (expense)	2.9	—	(0.3)	(0.1)	2.5
Interest expense	35.3	—	2.0	(0.1)	37.2
Income tax expense	58.7	16.2	(4.1)	—	70.8
Net income (loss)	$157.3	$28.2	$1.8	$—	$187.3
Investment in unconsolidated affiliates	$—	$1,311.1	$—	$—	$1,311.1
Total assets	$8,003.1	$1,427.2	$204.1	$(171.7)	$9,462.7

(A)
The Company recorded a $108.4 million pre-tax charge during the three months ended September 30, 2015 for its share of Enable's goodwill impairment, as adjusted for the basis differences. See Note 3 for further discussion of Enable's goodwill impairment.

Nine Months Ended September 30, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,749.8	$—	$—	$—	$1,749.8
Cost of sales	682.3	—	—	—	682.3
Other operation and maintenance	337.3	5.9	(8.9)	—	334.3
Depreciation and amortization	224.0	—	6.0	—	230.0
Taxes other than income	65.7	—	3.1	—	68.8
Operating income (loss)	440.5	(5.9)	(0.2)	—	434.4
Equity in earnings of unconsolidated affiliates (A)	—	(12.0)	—	—	(12.0)
Other income (expense)	13.9	—	2.6	(0.2)	16.3
Interest expense	110.5	—	2.1	(0.2)	112.4
Income tax expense	94.9	(8.7)	(1.8)	—	84.4
Net income (loss)	$249.0	$(9.2)	$2.1	$—	$241.9
Investment in unconsolidated affiliates	$—	$1,202.2	$—	$—	$1,202.2
Total assets	$8,570.7	$1,541.5	$134.0	$(628.4)	$9,617.8

Nine Months Ended September 30, 2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,926.9	$—	$—	$—	$1,926.9
Cost of sales	869.6	—	—	—	869.6
Other operation and maintenance	343.1	0.7	(11.9)	—	331.9
Depreciation and amortization	198.7	—	8.5	—	207.2
Taxes other than income	63.1	—	3.4	—	66.5
Operating income (loss)	452.4	(0.7)	—	—	451.7
Equity in earnings of unconsolidated affiliates (A)	—	131.9	—	—	131.9
Other income (expense)	4.5	—	(0.8)	(0.2)	3.5
Interest expense	106.7	—	6.0	(0.2)	112.5
Income tax expense	95.3	49.6	(7.7)	—	137.2
Net income (loss)	$254.9	$81.6	$0.9	$—	$337.4
Investment in unconsolidated affiliates	$—	$1,311.1	$—	$—	$1,311.1
Total assets	$8,003.1	$1,427.2	$204.1	$(171.7)	$9,462.7

(A)
The Company recorded a $108.4 million pre-tax charge during the nine months ended September 30, 2015 for its share of Enable's goodwill impairment, as adjusted for the basis differences. See Note 3 of this Form 10-Q for further discussion of Enable's goodwill impairment.

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

Other Purchase Obligation and Contingencies

On June 15, 2015 OG&E entered into a contract with Siemens Energy Inc. for the purchase, design and engineering of seven simple-cycle gas turbine generators for $170.3 million to be completed by June 1, 2018.

Environmental Laws and Regulations
Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the U.S. Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over the Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if the Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  The EPA and the Sierra Club did not file an appeal of the Court’s ruling.

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

Air Quality Control System

On September 10, 2014,  OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the scrubber systems.  The scrubbers are part of OG&E’s Environmental Compliance Plan and are scheduled to be completed by 2019. More detail regarding the Environmental Plan can be found under the “Pending Regulatory Matters” in Note 13.

Clean Power Plan

On August 3, 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (lb/MWh) or mass-based tonnage limits for CO2.  The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in to 2030.  The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA.  OG&E is currently evaluating the Clean Power Plan rules and is working in collaboration with the State of Oklahoma on OG&E's plans.

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

Integrated Resource Plans

In August 2015, OG&E initiated the process to update its IRP pursuant to the OCC rules. After engaging interested stakeholders in August and September, OG&E finalized the 2015 IRP and submitted it to the OCC on October 1, 2015. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the environmental compliance plan and other parts of the action plan contained in the IRP submitted in 2014.

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

In March 2014, the Oklahoma PUD staff began their review of the Demand Program cost, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the Oklahoma PUD staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014, which resulted in lost revenues for 2014 of $11.6 million.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues, in accordance with the agreement that it believed had been reached with the Oklahoma PUD staff.

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC determining the proper calculation methodology for lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it had agreed upon and which would result in recovery of lost revenue for 2013 of only $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes that the methodology agreed to in November 2014, is consistent with the 2012 OCC order, and believes that it is probable that it will recover the $10.1 million of lost revenues associated with 2013, the $11.6 million associated with 2014 and the $11.1 million associated with year-to-date 2015. A hearing was held on June 30, 2015 and July 1, 2015. OG&E is unable to predict when it will receive a ruling from the OCC.

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

Fuel Adjustment Clause Review for Calendar Year 2014

On July 28, 2015, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2014, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on September 2, 2015. A hearing is scheduled to be held on April 7, 2016.

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

On October 22, 2015, Enable announced a quarterly dividend distribution of $0.3180 per unit on its outstanding common and subordinated units, representing an increase of approximately 0.6 percent over the prior quarter distribution.

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

Summary of Operating Results
Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

Net income attributable to OGE Energy was $111.2 million, or $0.55 per diluted share, during the three months ended September 30, 2015 as compared to $187.3 million, or $0.94 per diluted share, during the same period in 2014. The decrease in net income of $76.1 million, or $0.39 per diluted share, during the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to:

•
a decrease in net income attributable to OGE Holdings of $78.2 million, or $0.39 per diluted share of the Company's common stock primarily due to a goodwill impairment, lower average natural gas prices and lower NGLs prices, as well as a pension settlement charge; and

•	a decrease in net income at OGE Energy of $3.5 million, or $0.03 per diluted share of the Company's common stock, reflecting an increase in income tax expense offset by lower interest expense.

These decreases were partially offset by an increase in net income attributable to OG&E of $5.6 million, or $0.03 per diluted share of Company's common stock, primarily due to higher gross margin, lower operation and maintenance expense and higher other income partially offset by higher depreciation and amortization expense, higher taxes other than income and higher interest expense.

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

Net income attributable to OGE Energy was $241.9 million, or $1.21 per diluted share, during the nine months ended September 30, 2015 as compared to $337.4 million, or $1.69 per diluted share, during the same period in 2014. The decrease in net income of $95.5 million, or $0.48 per diluted share, during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to:

•
a decrease in net income attributable to OGE Holdings of $90.8 million, or $0.46 per diluted share of the Company's common stock, primarily due to a goodwill impairment, lower average natural gas prices, lower NGLs prices, as well as a pension settlement charge; and

•
a decrease in net income at OG&E of $5.9 million, or $0.03 per diluted share of the Company's common stock, reflecting an increase in depreciation expense due to additional transmission assets being placed into service in 2014 and higher taxes other than income. These decreases were partially offset by an increase in gross margin, a decrease in operation and maintenance expense, higher other income and a decrease in income tax expense.

These decreases were partially offset by an increase in net income attributable to OGE Energy of $1.2 million, or $0.01 per diluted share of the Company's common stock, primarily due to gains associated with the deferred compensation plan and a decrease in interest expense offset by an increase in income tax expense.

2015 Outlook

The Company projects 2015 ongoing consolidated earnings guidance, which excludes non-cash charges, to be at the low end of the earnings range of $1.76 to $1.89 per average diluted share. The utility is now projected to be at the low end of the $1.41 and $1.49 per average diluted share range primarily due to mild summer weather as compared to normal and environmental compliance assets placed into service that have not been included in rates.  Distributable cash flow from Enable is projected to be approximately $140 million for 2015. See the Company's 2014 Form 10-K for other key factors and assumptions underlying its 2015 earnings guidance.

Non-GAAP Financial Measures

Ongoing Earnings and Ongoing Earnings per Average Diluted Share, which exclude non-cash charges of approximately $108.4 million or $0.33 per average diluted share associated with the Company’s share of Enable’s goodwill impairment as well as a non-cash pension settlement charge of approximately $4.8 million or $0.02 per average diluted share, are non-GAAP financial measures. The Company’s management believes that ongoing earnings and ongoing earnings per average diluted share provide a more meaningful comparison of earnings results and are more representative of the Company’s fundamental core earnings power. The Company’s management uses ongoing earnings and ongoing earnings per average diluted share internally for financial planning and analysis, for reporting of results to the Board of Directors, and when communicating its earnings outlook to analysts and investors. Reconciliations of ongoing earnings and ongoing earnings per average diluted share for the three months ended September 30, 2015 and 2014 are below.

Reconciliation of Ongoing Earnings (Loss) to GAAP Earnings (Loss)
(Net of tax, in millions)	2015 GAAP Earnings (Loss)	Goodwill and Pension Settlement Charges (A)	2015 Ongoing Earnings (Loss)	2014 GAAP and Ongoing Earnings (Loss) (B)
OG&E	$162.9	$—	$162.9	$157.3
Natural Gas Midstream Operations	(50.0)	69.8	19.8	28.2
Holding Company	(1.7)	—	(1.7)	1.8
Consolidated	$111.2	$69.8	$181.0	$187.3

Reconciliation of Ongoing Earnings (Loss) per Average Diluted Share to GAAP Earnings (Loss) per Average Diluted Share
	2015 GAAP Earnings (Loss) per Share	Goodwill and Pension Settlement Charges per Share (A)	2015 Ongoing Earnings (Loss) per Share	2014 GAAP and Ongoing Earnings (Loss) per Share (B)
OG&E	$0.82	$—	$0.82	$0.79
Natural Gas Midstream Operations	(0.25)	0.35	0.10	0.14
Holding Company	(0.02)	—	(0.02)	0.01
Consolidated	$0.55	$0.35	$0.90	$0.94

(A)
The Company recognized a non-cash charge of $108.4 million or $0.33 per average diluted share for its portion of Enable's goodwill impairment. Additionally, the Company recognized a non-cash charge of $4.8 million or $0.02 per average diluted share for a pension settlement charge related to Enable.

(B)	There were no similar charges for the year ended December 31, 2014, therefore ongoing and GAAP earnings are the same.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2015 as compared to the same period in 2014 and the Company's consolidated financial position at September 30, 2015. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2015	2014	2015	2014
Net income attributable to OGE Energy	$111.2	$187.3	$241.9	$337.4
Basic average common shares outstanding	199.7	199.3	199.6	199.1
Diluted average common shares outstanding	199.7	200.2	199.6	199.9
Basic earnings per average common share	$0.55	$0.94	$1.21	$1.69
Diluted earnings per average common share	$0.55	$0.94	$1.21	$1.69
Dividends declared per common share	$0.27500	$0.25000	$0.77500	$0.70000

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net income (loss) attributable to OGE Energy
OG&E (Electric Utility)	$162.9	$157.3	$249.0	$254.9
OGE Holdings (Natural Gas Midstream Operations) (A)	(50.0)	28.2	(9.2)	81.6
Other Operations (B)	(1.7)	1.8	2.1	0.9
Consolidated net income attributable to OGE Energy	$111.2	$187.3	$241.9	$337.4

(A)
Subsequent to the completion of the October 1, 2014 annual test and previous interim assessment as of December 31, 2014, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which Enable operates. As a result, when Enable performed the first step of its annual goodwill impairment analysis as of October 1, 2015, it determined that the carrying value of the gathering and processing and transportation and storage segments exceeded fair value. Enable completed the second step of the goodwill impairment analysis comparing the implied fair value for those reporting units to the carrying amount of that goodwill and determined that goodwill for those units was completely impaired in the amount of $1,086.4 million as of September 30, 2015. Accordingly, the Company recorded a $108.4 million pre-tax charge in the three and nine months ended September 30, 2015 for its share of the goodwill impairment, as adjusted for the basis differences. See Note 3 for further discussion of Enable's goodwill impairment.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Operating revenues	$719.8	$754.7	$1,749.8	$1,926.9
Cost of sales	259.8	305.3	682.3	869.6
Other operation and maintenance	107.4	111.0	337.3	343.1
Depreciation and amortization	75.9	69.4	224.0	198.7
Taxes other than income	21.0	20.6	65.7	63.1
Operating income	255.7	248.4	440.5	452.4
Allowance for equity funds used during construction	2.2	1.1	5.4	3.0
Other income	4.8	2.4	9.8	3.0
Other expense	0.4	0.6	1.3	1.5
Interest expense	36.4	35.3	110.5	106.7
Income tax expense	63.0	58.7	94.9	95.3
Net income	$162.9	$157.3	$249.0	$254.9
Operating revenues by classification
Residential	$318.1	$300.9	$726.7	$738.6
Commercial	176.5	181.1	423.0	454.2
Industrial	59.2	67.7	150.2	174.5
Oilfield	49.1	54.6	128.2	146.4
Public authorities and street light	63.4	68.3	154.1	172.3
Sales for resale	0.9	13.3	21.7	41.3
System sales revenues	667.2	685.9	1,603.9	1,727.3
Off-system sales revenues	13.5	25.8	34.8	78.0
Other	39.1	43.0	111.1	121.6
Total operating revenues	$719.8	$754.7	$1,749.8	$1,926.9
Reconciliation of gross margin to revenue:
Operating revenues	$719.8	$754.7	$1,749.8	$1,926.9
Cost of sales	259.8	305.3	682.3	869.6
Gross Margin	$460.0	$449.4	$1,067.5	$1,057.3
Megawatt-hour sales by classification (In millions)
Residential	3.1	2.8	7.4	7.3
Commercial	2.1	2.0	5.7	5.5
Industrial	1.0	1.1	2.8	2.9
Oilfield	0.8	0.9	2.5	2.6
Public authorities and street light	0.9	0.8	2.4	2.4
Sales for resale	—	0.3	0.5	0.8
System sales	7.9	7.9	21.3	21.5
Off-system sales	0.4	0.7	1.1	1.9
Total sales	8.3	8.6	22.4	23.4
Number of customers	821,596	812,546	821,596	812,546
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.668	3.858	2.666	4.718
Coal	2.209	2.159	2.170	2.148
Total fuel	2.300	2.592	2.245	2.818
Total fuel and purchased power	2.973	3.429	2.925	3.546
Degree days (A)
Heating - Actual	—	10	1,984	2,280
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,372	1,293	1,993	1,985
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
OG&E's net income increased $5.6 million, or 3.6 percent, during the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to higher gross margin, higher other income and lower other operation and maintenance partially offset by higher depreciation and amortization expense and higher interest expense.
Gross Margin
Gross Margin is defined by OG&E as operating revenues less cost of sales, which is fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Operating revenues were $719.8 million during the three months ended September 30, 2015 as compared to $754.7 million during the same period in 2014, a decrease of $34.9 million, or 4.6 percent. Cost of sales were $259.8 million during the three months ended September 30, 2015 as compared to $305.3 million during the same period in 2014, a decrease of $45.5 million, or 14.9 percent. Gross margin was $460.0 million during the three months ended September 30, 2015 as compared to $449.4 million during the same period in 2014, an increase of $10.6 million, or 2.4 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Quantity variance (primarily weather)	$10.0
New customer growth	8.5
Non-residential demand and related revenues	3.7
Price variance (A)	2.4
Other	0.4
Industrial and oilfield sales	(2.4)
Wholesale transmission revenue	(4.1)
Expiration of AVEC contract (B)	(7.9)
Change in gross margin	$10.6

(A)	Increased primarily due to sales and customer mix.

(B)	On June 30, 2015, the wholesale power contract with the AVEC expired. OG&E no longer provides power to AVEC.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $148.7 million during the three months ended September 30, 2015 as compared to $162.5 million during the same period in 2014, a decrease of $13.8 million, or 8.5 percent, primarily due to a decrease in natural gas prices and a decrease in generation. Purchased power costs were $100.3 million during the three months ended September 30, 2015 as compared to $134.1 million during the same period in 2014, a decrease of $33.8 million, or 25.2 percent, primarily due to a decrease of $40.3 million in purchases from the Integrated Market and $0.3 million in non-wind purchase power agreements, partially offset by an increase of $3.1 million in transmission and curtailment expenses, $2.8 million in cogeneration purchases, and $0.9 million in wind purchased power. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission expenses were $10.8 million during the three months ended September 30, 2015 as compared to $8.7 million during the same period in 2014, an increase of $2.1 million, or 24.1 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $107.4 million during the three months ended September 30, 2015 as compared to $111.0 million during the same period in 2014, a decrease of $3.6 million, or 3.2 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Maintenance at power plants (A)	$(2.7)
Salaries and wages (B)	(1.8)
Injuries and damages (C)	(1.0)
Other	(0.7)
Employee benefits (D)	1.1
Corporate overhead and allocations (E)	1.5
Change in other operation and maintenance expense	$(3.6)

(A)	Decreased primarily due to less work at power plants.

(B)	Decreased primarily due to a decrease in incentive compensation partially offset by annual salary increases.

(C)	Decreased primarily due to fewer new cases in 2015.

(D)	Increased due to pension settlements.

(E)	Increased due to allocations from pension settlements at the holding company.

Depreciation and amortization expense was $75.9 million during the three months ended September 30, 2015 as compared to $69.4 million during the same period in 2014, an increase of $6.5 million, or 9.4 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $2.2 million during the three months ended September 30, 2015 as compared to $1.1 million during the same period in 2014, an increase of $1.1 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $4.8 million during the three months ended September 30, 2015 as compared to $2.4 million during the same period in 2014, an increase of $2.4 million, primarily due to an increase in other income from jobbing and contracting.

Interest Expense. Interest expense was $36.4 million during the three months ended September 30, 2015 as compared to $35.3 million during the same period in 2014, an increase of $1.1 million, 3.1 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $63.0 million during the three months ended September 30, 2015 as compared to $58.7 million during the same period in 2014, an increase of $4.3 million, or 7.3 percent, primarily due to higher pretax income and a reduction in Federal tax credits recognized.
Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
OG&E's net income decreased $5.9 million, or 2.3 percent, during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to higher depreciation and amortization expense, higher interest expense and higher taxes other than income partially offset by higher gross margin, higher other income and lower other operation and maintenance.

Gross Margin
Operating revenues were $1,749.8 million during the nine months ended September 30, 2015 as compared to $1,926.9 million during the same period in 2014, a decrease of $177.1 million, or 9.2 percent. Cost of sales were $682.3 million during the nine months ended September 30, 2015 as compared to $869.6 million during the same period in 2014, a decrease of $187.3 million, or 21.5 percent. Gross margin was $1,067.5 million during the nine months ended September 30, 2015 as compared to $1,057.3 million during the same period in 2014, an increase of $10.2 million, or 1.0 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
New customer growth	$18.1
Price variance (A)	14.5
Non-residential demand and related revenues	4.9
Other	1.7
Industrial and oilfield sales	(3.4)
Quantity variance (primarily weather)	(4.4)
Expiration of AVEC Contract (B)	(7.9)
Wholesale transmission revenue (C)	(13.3)
Change in gross margin	$10.2

(A)	Increased primarily due to sales and customer mix.

(B)	On June 30, 2015, the wholesale power contract with AVEC expired. OG&E no longer provides power to AVEC.

(C)
Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and for the nine months ended September 30, 2015 as well as a reduction in the point-to-point credits shared with retail customers.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $368.4 million during the nine months ended September 30, 2015 as compared to $508.8 million during the same period in 2014, a decrease of $140.4 million, or 27.6 percent, primarily due to a decrease in natural gas prices and decreased generation. Purchased power costs were $280.9 million during the nine months ended September 30, 2015 as compared to $334.9 million during the same period in 2014, a decrease of $54.0 million, or 16.1 percent, primarily due to a decrease of $44.4 million in purchases from the Integrated Market $6.6 million in cogeneration purchases, $5.2 million in wind purchased power, $1.1 million in Spot Market purchases, and $0.6 million in non-wind purchase power agreements, partially offset by an increase of $3.9 million in transmission and curtailment expenses. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission expenses were $33.0 million during the nine months ended September 30, 2015 as compared to $25.9 million during the same period in 2014, an increase of $7.1 million, or 27.4 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $337.3 million during the nine months ended September 30, 2015 as compared to $343.1 million during the same period in 2014, a decrease of $5.8 million, or 1.7 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Maintenance at power plants (A)	$(6.5)
Additional capitalized labor (B)	(4.4)
Vegetation management (C)	(2.0)
Other	(0.5)
Corporate overhead and allocations (D)	1.3
Salaries and wages (E)	2.8
Employee benefits (F)	3.5
Change in other operation and maintenance expense	$(5.8)

(A)	Decreased primarily due to less work at the power plants.

(B)	Decreased due to more capital projects.

(C)	Decreased due to less tree trimming related to increased rainfall in May 2015.

(D)	Increased primarily due to allocations from pension settlements at the holding company.

(E)	Increased primarily due to annual salary increases partially offset by a decrease in incentive compensation.

(F)	Increased primarily due to higher actual medical costs incurred.

Depreciation and amortization expense was $224.0 million during the nine months ended September 30, 2015 as compared to $198.7 million during the same period in 2014, an increase of $25.3 million, or 12.7 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits and post-retirement medical regulatory liabilities which was fully amortized in July 2014 and the amortization of deferred storm costs that began April 2014.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $5.4 million during the nine months ended September 30, 2015 as compared to $3.0 million during the same period in 2014, an increase of $2.4 million, or 80.0 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Taxes other than Income. Taxes other than income was $65.7 million during the nine months ended September 30, 2015 as compared to $63.1 million during the same period in 2014, an increase of $2.6 million, or 4.1 percent, primarily due to increased ad valorem taxes.

Other Income. Other income was $9.8 million during the nine months ended September 30, 2015 as compared to $3.0 million during the same period in 2014, an increase of $6.8 million, primarily due to increased guaranteed flat bill margins and an increase in other income from jobbing and contracting.

Interest Expense. Interest expense was $110.5 million during the nine months ended September 30, 2015 as compared to $106.7 million during the same period in 2014, an increase of $3.8 million, or 3.6 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $94.9 million during the nine months ended September 30, 2015 as compared to $95.3 million during the same period in 2014, a decrease of $0.4 million, or 0.4 percent, primarily due to lower pretax income and partially offset by a reduction in Federal tax credits.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	4.9	0.3	5.9	0.7
Depreciation and amortization	—	—	—	—
Taxes other than income	—	—	—	—
Operating income	(4.9)	(0.3)	(5.9)	(0.7)
Equity in earnings of unconsolidated affiliates (A)	(71.9)	44.7	(12.0)	131.9
Income before taxes	(76.8)	44.4	(17.9)	131.2
Income tax expense	(26.8)	16.2	(8.7)	49.6
Net income (loss) attributable to OGE Holdings	$(50.0)	$28.2	$(9.2)	$81.6

(A)
The Company recorded a $108.4 million pre-tax charge in the three and nine months ended September 30, 2015 for its share of the goodwill impairment, as adjusted for the basis differences. See Note 3 for further discussion of Enable's goodwill impairment.

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
OGE Holding's net income for the three months ended September 30, 2015 as compared to the same period in 2014 decreased $78.2 million primarily due to a $116.6 million decrease in equity in earnings of Enable in addition to the $4.8 million pension settlement associated with seconded employees. The decrease in equity in earnings of Enable reflected a $116.7 million decrease in the Company's share of Enable's net income. Enable's gathering and processing business segment reported a decrease in operating income primarily from a decrease in gross margin, an increase in operation and maintenance expense, an increase in depreciation and amortization expense and an increase in taxes other than income taxes. Gathering and processing gross margin decreased primarily due to lower average natural gas prices and lower processing margin due to lower NGLs prices.  Enable's transportation and storage business segment reported a decrease in operating income primarily from a decrease in unrealized gains on natural gas derivatives, a decrease in liquid sales due to lower NGLs prices, a decrease in storage demand fees, and a decrease in transportation services partially offset by higher system optimization opportunities and an increase in off-system transportation sales.

Income Tax Expense/Benefit. Income tax benefit was $26.8 million during the three months ended September 30, 2015 as compared to income tax expense of $16.2 million during the same period in 2014, a decrease of $43.0 million primarily reflecting lower pretax operating income and the impact of goodwill impairment on Enable.
Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
OGE Holding's net income for the nine months ended September 30, 2015 as compared to the same period in 2014 decreased $90.8 million primarily due to a $143.9 million decrease in equity in earnings of Enable in addition to the $4.8 million pension settlement associated with seconded employees. The decrease in equity in earnings of Enable reflected a $147.0 million decrease in the Company's share of Enable's net income. Enable's gathering and processing business segment reported a decrease in operating income primarily from a decrease in gross margin,  an increase in operation and maintenance expense, an increase in depreciation and amortization expense and an increase in taxes other than income taxes. Gathering and processing gross margin decreased primarily due to lower average natural gas prices and lower processing margin due to lower NGLs prices.  Enable's transportation and storage business segment reported a decrease in operating income primarily from a decrease in unrealized gains on natural gas derivatives, a decrease in liquid sales due to lower NGLs prices, a decrease in storage demand fees and a decrease in transportation services partially offset by higher system optimization opportunities and an increase in off-system transportation sales.

Income Tax Expense/Benefit. Income tax benefit was $8.7 million during the nine months ended September 30, 2015 as compared to income tax expense of $49.6 million during the same period in 2014, a decrease of $58.3 million primarily reflecting lower pretax operating income, a benefit recognized associated with a remeasurement of deferred taxes related to the Company's investment in Enable and the impact of goodwill impairment on Enable.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2015 as compared to the same period in 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
OGE's share of Enable Net Income (Loss)	$(80.3)	$36.4	$(35.9)	$111.1
Amortization of basis difference	3.5	3.4	10.6	10.4
Elimination of Enogex Holdings fair value and other adjustments	4.9	4.9	13.3	10.4
OGE's Equity in earnings of unconsolidated affiliates	$(71.9)	$44.7	$(12.0)	$131.9

Enable Results of Operations

The following table represents summarized financial information of Enable for the three and nine months ended September 30, 2015 as compared to the same period in 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues	$646	$803	$1,852	$2,632
Cost of sales	287	439	856	1,550
Operating income	(975)	152	(778)	452
Net income	(985)	139	(817)	408

Enable Operating Data

The following table presents Enable's operating data for the three and nine months ended September 30, 2015 as compared to the same period in 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Gathered volumes - TBtu/d	3.17	3.32	3.17	3.34
Transportation volumes - TBtu/d	4.62	4.55	5.10	5.02
Natural gas processed volumes - TBtu/d	1.87	1.60	1.79	1.52
NGLs sold - million gallons/d (A)(B)	81.63	68.86	74.45	69.61

(A)	Excludes volumes billed under throughput agreements.

(B)	Excludes condensate. Includes third party processing.

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

The balance of Cash and Cash Equivalents was $43.3 million and $5.5 million at September 30, 2015 and December 31, 2014, respectively, an increase of $37.8 million, primarily due to normal business operations which includes the quarterly distributions received from Enable.

The balance of Accounts Receivable and Accrued Unbilled Revenues was $305.6 million and $249.9 million at September 30, 2015 and December 31, 2014, respectively, an increase of $55.7 million, or 22.3 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal rates in September 2015 as compared to December 2014.

The balance of Fuel Inventories was $86.2 million and $58.5 million at September 30, 2015 and December 31, 2014, respectively, an increase of $27.7 million, or 47.4 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from increased deliveries and higher average prices in the nine months ended September 2015 as compared to December 2014.

The balance of Fuel Clause Under Recoveries was $1.6 million and $68.3 million at September 30, 2015 and December 31, 2014, respectively, a decrease of $66.7 million, or 97.7 percent, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power in addition to amortization of the prior year's under recovery balance, resulting in the movement of the Oklahoma jurisdiction to an over-recovery position of $34.5 million at the close of the third quarter. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Short-term Debt was $98.0 million at December 31, 2014 with no balance at September 30, 2015, primarily due to the payoff of all commercial paper mainly from normal business operations which includes the quarterly distributions from Enable.

The balance of Accounts Payable was $125.7 million and $179.1 million at September 30, 2015 and December 31, 2014, respectively, a decrease of $53.4 million, or 29.8 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Accrued Taxes was $61.4 million and $39.7 million at September 30, 2015 and December 31, 2014, respectively, an increase of $21.7 million, or 54.7 percent, primarily due to ad valorem tax accruals and payments, and current federal tax accruals partially offset by tax deductions related to equity based compensation.

The balance of Long-term Debt Due Within One Year was $110.0 million as of September 30, 2015 compared to no balance at December 31, 2014 primarily due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

	Nine Months Ended
	September 30,		2015 vs. 2014
(In millions)	2015	2014	$ Change	% Change
Net cash provided from operating activities	$609.1	$466.5	$142.6	30.6%
Net cash used in investing activities	(335.9)	(427.3)	91.4	21.4%
Net cash provided from (used in) financing activities	(235.4)	(46.0)	(189.4)	*
* Change is greater than 100%.

Operating Activities

The increase of $142.6 million, or 30.6 percent, in net cash provided from operating activities during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase in cash received from fuel recoveries at OG&E.

Investing Activities

The decrease of $91.4 million, or 21.4 percent, in net cash used in investing activities during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a decrease in capital expenditures related to transmission projects partially offset by an increase in capital expenditures related to environmental projects at OG&E.

Financing Activities

The increase of $189.4 million in net cash used in financing activities during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the issuance of $250 million in long-term debt during the first quarter of 2014, an increase in short-term debt and an increase in dividends paid partially offset by the payment of $140 million in long-term debt during the third quarter of 2014.

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

(In millions)	2015	2016	2017	2018	2019
OG&E Base Transmission	$50	$55	$30	$30	$30
OG&E Base Distribution	165	195	175	175	175
OG&E Base Generation	90	60	75	75	75
OG&E Other	65	40	25	25	25
Total Base Transmission, Distribution, Generation and Other	370	350	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	15	50	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	45	85	45	30	80
Other Projects:
Environmental - low NOX burners (D)	25	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	80	150	140	95	20
Combustion turbines - Mustang Modernization	55	180	100	50	5
Total Other Projects	180	350	250	185	60
Total Known and Committed Projects	225	435	295	215	140
Total	$595	$785	$600	$520	$445

(A)	Typically 100kV to 299kV projects. Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. At September 30, 2015, the Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. The short-term debt balance was $98.0 million at December 31, 2014, with no balance at September 30, 2015. The average balance of short-term debt during the nine months ended September 30, 2015 was $100.5 million at a weighted-average interest rate of 0.46 percent. The maximum month-end balance of short-term debt during the nine months ended September 30, 2015 was $180.0 million. At September 30, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At September 30, 2015, the Company had $1,148.1 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.  At September 30, 2015, the Company had $43.3 million in cash and cash equivalents.  See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Quarterly Distributions by Enable

Pursuant to the Enable Agreement, during the three and nine months ended Enable made distributions of approximately $35.1 million and $104.0 million, respectively, to the Company.

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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, estimates of equity method investments and income taxes. For the electric utility segment, significant judgment is also exercised in contingency reserves, asset retirement obligations, the allowance for uncollectible accounts and the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Form 10-K.

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
On July 8, 2013, the U.S. Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over the Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if the Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  The EPA and the Sierra Club did not file an appeal of the Court’s ruling.

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

On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that required the EPA to promulgate and publish the remaining area designations for the 2010 SO2 standard. On September 18, 2015 the Oklahoma Department of Environmental Quality reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard. This non-attainment designation is subject to the EPA's approval.

On September 30, 2015 the EPA finalized a new ambient standard for ozone at 70 ppb which is more stringent than the current standard of 75 ppb, set in 2008. States must submit non-attainment designations as appropriate based on existing ambient data before October, 2016 for the EPA’s approval. Compliance with the new standard begins in 2020 or later depending on the degree of the area’s non-attainment designation. All areas in Oklahoma currently meet the new standard.

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

Clean Power Plan

On August 3, 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (lb/MWh) or mass-based tonnage limits for CO2.  The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in to 2030.  The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA.  OG&E is currently evaluating the Clean Power Plan rules and is working in collaboration with the State of Oklahoma on OG&E's plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the third quarter of 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07/01/15 - 07/30/15	167	(A)	$28.76	N/A	N/A
08/01/15 - 08/31/15	—		$—	N/A	N/A
09/01/15 - 09/30/15	745		$26.85	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

Item 6.  Exhibits.

Exhibit No.	Description
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

November 5, 2015