Form 10-K
period 2015-12-31
OGE ENERGY CORP.
filed 2016-02-26
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $5,677,464,513 based on the number of shares held by non-affiliates (198,721,194) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $28.57.
At January 29, 2016, there were 199,702,753 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2016 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
BART	Best available retrofit technology
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CSAPR	Cross-State Air Pollution Rule
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned Subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
Company	OGE Energy Corp, collectively with its subsidiaries and Enable Midstream Partners
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight Group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC collectively with its subsidiaries (effective June 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plans
LTSA	Long-Term Service Agreement
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy Corp.
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy Corp., parent company of Enogex Holdings (prior to May 1, 2013) and 26.3 percent owner of Enable Midstream Partners
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Regional Haze	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan

ii

SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

PART I

Item 1. Business.

THE COMPANY

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and has the ability to exercise significant influence.   The Company was incorporated in August 1995 in the state of Oklahoma and its principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC.  OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment currently represents the Company's investment in Enable through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns a crude oil gathering business in the Bakken shale formation, principally located in the Williston basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings.

Enable was formed effective May 1, 2013 by the Company, the ArcLight group and CenterPoint to own and operate the midstream businesses of the Company and CenterPoint. In the formation transaction, the Company and the ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company's contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, the Company began accounting for its interest in Enable using the equity method of accounting.

In April 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2015, the Company owned approximately 111.0 million limited partner units, or 26.3 percent, of which 68.2 million limited partner units were subordinated.

On January 22, 2016, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. Based on current commodity prices, Enable has seen changes in producer activity that have negatively impacted Enable's operations and financial position and could see additional changes in producer activity that may negatively impact Enable's operations and affect its future distribution rates. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.”

Company Strategy

The Company's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and interest in a publicly traded midstream company, while providing competitive energy products and services to customers, as well as seeking growth opportunities in both businesses.

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

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

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

ELECTRIC OPERATIONS - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma and 26 are in Arkansas. OG&E derived 91 percent of its total electric operating revenues in 2015 from sales in Oklahoma and the remainder from sales in Arkansas. As of December 31, 2015, OG&E no longer serves wholesale customers in either state.

OG&E's system control area peak demand in 2015 was 6,537 MWs on August 7, 2015. OG&E's load responsibility peak demand was 5,998 MWs on August 7, 2015. As reflected in the table below and in the operating statistics that follow, there were 27.2 million MWh system sales in 2015, 28.0 million MWh system sales in 2014 and 28.2 million MWh system sales in 2013. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2015	2015 vs. 2014 Decrease	2014	2014 vs. 2013 Decrease	2013
System sales - (Millions of MWh)	27.2	(2.9)%	28.0	(0.7)%	28.2

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators as well as from consumers choosing appliances powered by other energy sources. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. Our ability to maintain relatively low cost, efficient and reliable operations is a significant determinate of our competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2015	2014	2013
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	20.9	22.8	24.2
Purchased	9.2	8.8	6.3
Total generated and purchased	30.1	31.6	30.5
OG&E use, free service and losses	(1.2)	(1.4)	(1.9)
Electric energy sold	28.9	30.2	28.6
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.2	9.4	9.4
Commercial	7.4	7.2	7.1
Industrial	3.6	3.8	3.9
Oilfield	3.4	3.4	3.4
Public authorities and street light	3.1	3.2	3.2
Sales for resale	0.5	1.0	1.2
System sales	27.2	28.0	28.2
Off-system sales	1.7	2.2	0.4
Total sales	28.9	30.2	28.6
ELECTRIC OPERATING REVENUES (In millions)
Residential	$896.5	$925.5	$901.4
Commercial	535.0	583.3	554.2
Industrial	190.6	224.5	220.6
Oilfield	162.8	188.3	176.4
Public authorities and street light	194.2	220.3	214.3
Sales for resale	21.7	52.9	59.4
System sales revenues	2,000.8	2,194.8	2,126.3
Off-system sales revenues	48.6	94.1	14.7
Other	147.5	164.2	121.2
Total operating revenues	$2,196.9	$2,453.1	$2,262.2
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	705,294	697,048	690,390
Commercial	93,401	91,966	90,279
Industrial	2,872	2,901	2,921
Oilfield	6,328	6,460	6,431
Public authorities and street light	16,880	16,581	16,877
Sales for resale	1	26	42
Total	824,776	814,982	806,940
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,278.51	$1,334.05	$1,312.39
Average annual use (kilowatt-hour)	13,062	13,540	13,718
Average price per kilowatt-hour (cents)	9.79	9.85	9.57

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2015, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC issued an order in 1996 authorizing OG&E to reorganize into a subsidiary of the Company.  The order required that, among other things, (i) the Company permit the OCC access to the books and records of the Company and its affiliates relating to transactions with OG&E, (ii) the Company employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers and (iii) the Company refrain from pledging OG&E assets or income for affiliate transactions.  In addition, the Energy Policy Act of 2005 enacted the Public Utility Holding Company Act of 2005, which in turn granted to the FERC access to the books and records of the Company and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

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

Oklahoma Demand Program Rider

On January 6, 2016, the OCC approved OG&E's 2016 through 2018 demand portfolio programs. The order stipulates recovery of program costs, lost revenues and incentives resulting from those programs, through the Demand Program Rider.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC Order No. 1000, Final Rule on Transmission Planning and Cost Allocation

On July 21, 2011, the FERC issued Order No. 1000, which revised the FERC's existing regulations governing the process for planning enhancements and expansions of the electric transmission grid along with the corresponding process for allocating the costs of such expansions. Order No. 1000 requires individual regions to determine whether a previously-approved project is subject to reevaluation and is therefore governed by the new rule.

Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariff and agreement provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities or to alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. On May 29, 2013, the Governor of Oklahoma signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kV that interconnect to those incumbent owners' existing facilities.

The SPP has submitted compliance filings implementing Order No. 1000's requirements. In response, the FERC issued an order on the SPP filings that required the SPP to remove certain right of first refusal language from the SPP Tariff and the SPP Membership Agreement. On December 15, 2014, OG&E filed an appeal in the District of Columbia Court of Appeals challenging the FERC's order requiring the removal of the right of first refusal language from the SPP Membership Agreement. The court has not yet acted on OG&E's appeal.

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it agreed upon and which would result in recovery of lost revenue for 2013 of $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes the methodology agreed to in November 2014 is consistent with the 2012 OCC order and it is probable that OG&E will recover the $10.1 million of lost revenues associated with 2013, the $11.6 million associated with 2014 and the $14.9 million associated with 2015. A hearing was held on June 30, 2015 and July 1, 2015. OG&E is unable to predict when it will receive a ruling from the OCC.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.

On June 8, 2015, the ALJ issued his report on OG&E's application. While the ALJ in his report agreed that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s ECP is the best approach, the ALJ's report included several recommendations. OG&E filed exceptions to the ALJ's report and on July 21, 2015, Commissioner Bob Anthony issued his deliberation statement that was consistent with many parts of the ALJ's report, including the ALJ’s support of OG&E’s ECP, the ALJ’s recommendation to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other cost recovery issues until the next general rate case.

On December 2, 2015, OG&E received an order from the OCC denying, by a two to one vote, its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP. OG&E did not seek modification to any other provisions of the OCC order, including cost recovery. OG&E also agreed that it would not implement a rider for recovery of the costs of the ECP until and unless authorized by the OCC in a subsequent proceeding. On December 23, 2015, the OCC rejected, by a two to one vote, a proposal by Commissioner Dana Murphy to grant OG&E's December 11, 2015 motion.

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units.

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

Integrated Resource Plans

In August 2015, OG&E initiated the process to update its IRP pursuant to the OCC rules. After engaging interested stakeholders in August and September, OG&E finalized the 2015 IRP and submitted it to the OCC on October 1, 2015. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the action plan contained in the IRP submitted in 2014.

Oklahoma Rate Case Filing

On December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a June 30, 2015 test year. OG&E primarily seeks to recover $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma, the impact of the expiration of OG&E's wholesale contracts and increased operating costs such as vegetation management.

Arkansas Rate Case Filing

OG&E intends to file a general rate case with the APSC by August 15, 2016.

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

At December 31, 2015 and 2014, OG&E had regulatory assets of $448.7 million and $508.6 million, respectively, and regulatory liabilities of $341.4 million and $287.4 million, respectively. See Note 1 of Notes to Consolidated Financial Statements for a further discussion.

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
OG&E offers several alternate customer programs and rate options.  Under OG&E's Smart Grid enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year. A second tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days, but may not be able to curtail every time that a curtailment event is required. OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
OG&E also has the Public Schools-Demand and Public Schools Non-Demand rate classes that provide OG&E with flexibility to provide targeted programs for load management to public schools and their unique usage patterns. OG&E also provides service level, seasonal and time period fuel charge differentiation that allows customers to pay fuel costs that better reflect the underlying costs of providing electric service.  Lastly, OG&E has a military base rider that demonstrates Oklahoma's continued commitment to our military partners.
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

Fuel Supply and Generation
In 2015, 49.0 percent of the OG&E-generated energy was produced by coal-fired units, 44.0 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,771 total MWs of generation capability reflected in the table under

Item 2. Properties, 3,770 MWs, or 55.7 percent, are from natural gas generation, 2,552 MWs, or 37.7 percent, are from coal generation and 449 MWs, or 6.6 percent, are from wind generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In cents/Kilowatt-Hour)	2015	2014	2013	2012	2011
Natural gas	2.529	4.506	3.905	2.930	4.328
Coal	2.187	2.152	2.273	2.310	2.064
Weighted average	2.196	2.752	2.784	2.437	2.897
The decrease in the weighted average cost of fuel in 2015 as compared to 2014 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, offset by higher natural gas prices. The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.
Coal
OG&E's coal-fired units, with an aggregate capability of 2,552 MWs, are designed to burn low sulfur western sub-bituminous coal. The combination of all coal has a weighted average sulfur content of 0.23 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs of SO2 per MMBtu.
OG&E has acquired 100 percent of its forecasted annual coal usage via existing inventory and purchase contracts that expire in December 2016 and December 2017. In 2015, OG&E purchased 7.7 million tons of coal from various Wyoming suppliers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal,
Natural Gas
As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.
Wind
OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2031, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2031 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.
Safety and Health Regulation

OG&E is subject to a number of Federal and state laws and regulations, including OSHA, the EPA and comparable state statutes, whose purpose is to protect the safety and health of workers.

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

NATURAL GAS MIDSTREAM OPERATIONS - ENABLE MIDSTREAM PARTNERS

Overview

Enable is a large-scale, growth-oriented publicly traded Delaware limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. Enable serves current and emerging production areas in the United States, including several unconventional shale resource plays and local and regional end-user markets in the United States. Enable's assets and operations are organized into two reportable segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for its producer customers and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage services primarily to natural gas producers, utilities and industrial customers.

Enable's natural gas gathering and processing assets are located in five states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns a crude oil gathering business in North Dakota's Bakken Shale formation of the Williston Basin that commenced initial operations in November 2013. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

Enable was formed on May 1, 2013, to own and operate the midstream businesses of OGE Energy and CenterPoint. As of December 31, 2015, Enable's portfolio of energy infrastructure assets included approximately 12,400 miles of gathering pipelines, 13 major processing plants with approximately 2.3 Bcf/d of processing capacity, approximately 7,900 miles of interstate pipelines (including SESH), approximately 2,200 miles of intrastate pipelines and eight natural gas storage facilities providing approximately 85.0 Bcf of storage capacity.

For the year ended December 31, 2015, approximately 81 percent of Enable's gross margin was generated from contracts that are fee-based, and approximately 56 percent of its gross margin was attributable to fees associated with firm contracts or contracts with minimum volume commitment features.

The following table shows the components of Enable's gross margin for the year ended December 31, 2015.

	Fee-Based
	Demand/Commitment/Guaranteed Return	Volume Dependent	Commodity-Based	Total
Year Ended December 31, 2015
Gathering and Processing Segment	34%	38%	28%	100%
Transportation and Storage Segment	86%	8%	6%	100%
Partnership Weighted Average	56%	25%	19%	100%

Gathering and Processing

Enable owns and operates approximately 12,400 miles of natural gas gathering pipelines in the Anadarko, Arkoma and Ark-La-Tex basins with approximately 976,000 horsepower of compression and 13 natural gas processing plants with approximately 2.3 Bcf/d of processing capacity and 2.3 Bcf/d of treating capacity as of December 31, 2015. Enable provides gathering, compression, treating, dehydration, processing and NGL fractionation for producers who are active in the areas in which it operates. For the year ended December 31, 2015, its assets gathered an average of approximately 3.14 TBtu/d of natural gas. For the year ended December 31, 2015, Enable processed approximately 1.78 TBtu/d of natural gas and produced approximately 73.55 MBbl/d of NGLs.

As of December 31, 2015, Enable’s processing infrastructure consisted of 13 plants located in the Anadarko, Arkoma and Ark-La-Tex basins. The assets serving the Anadarko basin consist of ten processing plants, eight of which are interconnected through its super-header system, and are configured to facilitate the flow of natural gas from western Oklahoma and the Wheeler County area in the Texas Panhandle to the Bradley, Cox City, Thomas, McClure, Calumet, Clinton, South Canadian and Wheeler processing plants. Enable is also constructing two additional cryogenic processing facilities to connect to its super-header system in Grady County, Oklahoma and Garvin County, Oklahoma, which are expected to add 400 MMcf/d of natural gas processing capacity. The first of the two new plants (the Bradley 2 Plant) is a 200 MMcf/d plant which is expected to be completed in the second quarter of 2016. The second plant (the Wildhorse Plant) is a 200 MMcf/d plant that is expected to be completed in late 2017. Enable’s super-header system is intended to allow it to optimize the economics of its natural gas processing and to improve system utilization and reliability. The Wetumka Plant in the Arkoma basin serves the rich gas western portion of the area. The Sligo and Waskom plants in the Ark-La-Tex basin serve the Haynesville, Cotton Valley and Lower Bossier plays.

The following table sets forth certain information regarding Enable's gathering and processing assets as of or for the year ended December 31, 2015:

Asset/Basin	Length (miles)	Compression (Horsepower)	Average Gathering Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (MBbl/d)	Gross Acreage Dedications (in millions)
Anadarko Basin	7,700	690,600	1.59	10	1,645	58.50	4.6
Arkoma Basin	3,000	135,800	0.67	1	60	4.98	1.4
Ark-La-Tex Basin(A)	1,700	150,000	0.88	2	545	10.07	0.7
Total	12,400	976,400	3.14	13	2,250	73.55	6.7

(A)	Ark-La-Tex basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

For the year ended December 31, 2015, Enable generated 72.0 percent of its gathering and processing gross margin from gathering and processing fees. The remaining 28.0 percent of gross margin for the year ended December 31, 2015 came from commodities, including natural gas, natural gas liquids, and condensate received under percent-of-proceeds, percent-of-liquids and keep-whole arrangements. For the year ended December 31, 2015, contracts generating 34.0 percent of gathering and processing gross margin had minimum volume commitments and guaranteed return features with remaining terms ranging from two to 12 years. Under a minimum volume commitment, a customer commits to ship a minimum volume of natural gas over a period of time on Enable's gathering system, or, in lieu of shipping such volumes, to pay as if that minimum amount had been shipped.

As of December 31, 2015, Enable’s gathering agreements had acreage dedications with original terms ranging up to 15 years, which generally require that production by customers within the acreage dedication be delivered to Enable’s gathering system. As of December 31, 2015, Enable's natural gas gathering agreements had acreage dedications of 6.7 million gross acres with a volume-weighted average remaining term of approximately seven years. In addition, as of December 31, 2015, Enable had minimum volume commitments in lean natural gas developments of 2.1 Bcf/d with a weighted average remaining term of over six years.

Transportation and Storage

Enable provides fee-based interstate and intrastate transportation and storage services across nine states. Enable owns and operates approximately 7,900 miles (including SESH) of interstate transportation pipelines with average firm contracted capacity of 7.19 Bcf/d (excluding SESH), for the year ended December 31, 2015. In addition, Enable owns and operates approximately 2,200 miles of intrastate transportation pipelines with average aggregate throughput of 1.84 TBtu/d for the year ended December 31, 2015. Enable also owns and operates eight natural gas storage facilities in Oklahoma, Louisiana and Illinois with approximately 85.0 Bcf of aggregate storage capacity.

The following table sets forth certain information regarding Enable's transportation and storage assets as of December 31, 2015:

Asset	Length (miles)	Capacity		Total Firm Contracted Capacity (Bcf/d)	Average Throughput Volume (Tbtu/d)		Percent of Capacity under Firm Contracts	Weighted Average Remaining Firm Contract Life (years)
Interstate Transportation(A)	7,900	8.4	Bcf/d	7.19	3.1	(B)	86%	3.3
Intrastate Transportation	2,200	2.1	Bcf/d(C)	—	1.8		—%	5.5
Storage	—	85	Bcf	64.69	—		76%	3.5

(A)	Except with respect to length, this information does not include amounts for SESH. SESH is a non-consolidated entity in which Enable owns a 50.0 percent ownership interest.

(B)	Actual volumes transported per day may be less than total firm contracted capacity based on demand.

(C)
This represents the maximum single day receipts on the intrastate systems. Enable's Oklahoma intrastate pipeline system is a web-like configuration with multi-directional flow capabilities between numerous receipt and delivery points, which limits the ability to determine an overall system capacity. During the year ended December 31, 2015, the peak daily throughput was 2.1 TBtu or, on a volumetric basis, 2.1 Bcf/d.

ENVIRONMENTAL MATTERS

General

The activities of the Company are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be $195.9 million, of which $178.3 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be approximately $166.7 million of which $148.7 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners and dry scrubbers.  The Company's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2016 through 2020 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2016	2017	2018	2019	2020
OG&E Base Transmission	$50	$30	$30	$30	$30
OG&E Base Distribution	190	175	175	175	175
OG&E Base Generation	60	75	75	75	75
OG&E Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	340	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	25	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	70	175	40	20	20
Other Projects:
Environmental - low NOX burners (D)	20	10	—	—	—
Environmental - natural gas conversion (D)	—	—	40	35	—
Environmental - dry scrubbers (D)	150	140	90	20	—
Combustion turbines - Mustang	180	100	50	5	—
Total Other Projects	350	250	180	60	—
Total Known and Committed Projects	420	425	220	80	20
Total	$760	$730	$525	$385	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$190	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s ECP can be found in Note 15 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K. On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units. The capital costs in the table above do not reflect any actions or costs that may be incurred (including the conversion of the Sooner coal units) if the May 2, 2016 application is not approved.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Pension and Postretirement Benefit Plans

During 2015 and 2014, OGE Energy did not make any contributions to its Pension Plan. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2016. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

Common Stock Dividends
At the Company's September 2015 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.27500 per share from $0.25000 per share effective in October 2015. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a further discussion.
Future Sources of Financing
Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt, proceeds from offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.   The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  As of December 31, 2015, the Company had no short-term debt compared to a balance of $98.0 million at December 31, 2014. The average balance of short-term debt in 2015 was $75.2 million at a weighted-average interest rate of 0.46 percent. The maximum month-end balance of short-term debt in 2015 was $180.0 million.   At December 31, 2015, the Company had $1,148.1 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.  At December 31, 2015, the Company had $75.2 million in cash and cash equivalents.  See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2015, commitments of approximately $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

Common Stock
The Company does not expect to issue any common stock in 2016 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable limited partnership agreement, the amount of distributions the Company received from Enable were $139.3 million and $143.7 million during the years ended December 31, 2015 and 2014.

EMPLOYEES

The Company had 2,586 employees at December 31, 2015 of which 166 are seconded to Enable.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 26, 2016:

Name	Age	Title
Sean Trauschke	48	Chairman of the Board, President and Chief Executive Officer - OGE Energy Corp.
E. Keith Mitchell	53	Chief Operating Officer - OG&E
Stephen E. Merrill	51	Chief Financial Officer - OGE Energy Corp.
Scott Forbes	58	Controller and Chief Accounting Officer - OGE Energy Corp.
Patricia D. Horn	57	Vice President - Governance and Corporate Secretary - OGE Energy Corp.
Jean C. Leger, Jr.	57	Vice President - Utility Operations - OG&E
Kenneth Grant	51	Vice President- Sales and Marketing - OG&E
Cristina F. McQuistion	51	Vice President - Chief Information Officer and Utility Strategy - OG&E
Jerry A. Peace	53	Vice President- Integrated Resource Planning and Development - OG&E
Paul L. Renfrow	59	Vice President - Public Affairs and Corporate Administration - OGE Energy Corp.
Charles B. Walworth	41	Treasurer - OGE Energy Corp.
No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Forbes, Renfrow, Walworth and Ms. Horn are also officers of OG&E.  Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders, currently scheduled for May 19, 2016.

Mr. Trauschke is a member of the Board of Directors of Enable GP, LLC, the general partner of Enable.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Sean Trauschke	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2014 - 2015:	President of OGE Energy Corp.
	2011 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present	Chief Operating Officer of OG&E
	2013 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
	2011 - 2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
	2011:	Senior Vice President and Chief Operating Officer of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
	2011 - 2013:	Chief Operating Officer of Enogex LLC
	2011:	Vice President - Human Resources of OGE Energy Corp.
Scott Forbes	2011 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
	2011 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	2011 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	2015 - Present:	VP Sales and Marketing - OG&E
	2015:	VP Marketing and Product Development - OG&E
	2013 - 2015:	Managing Director Tech Solutions & Ops - OG&E
	2011 - 2013:	Managing Director Customer Solutions - OG&E
	2011:	Managing Director Smart Grid Program - OG&E
Cristina F. McQuistion	2014 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2014 - Present:	Vice President - Integrated Resource Planning and Development - OG&E
	2011 - 2014:	Chief Risk Officer of OGE Energy Corp.
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs and Corporate Administration of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp.
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp.
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp.
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp.
	2011 - 2012:	Senior Manager Finance of OGE Energy Corp.

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS
The Company's web site address is www.oge.com. Through the Company's website under the heading "Investors," "Investor Relations," "SEC Filings," the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

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

REGULATORY RISKS

OG&E's profitability depends to a large extent on the ability to fully recover its costs from its customers in a timely manner and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

OG&E is subject to comprehensive regulation by several Federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs from utility customers.  Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk.  The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations.

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

OG&E is unable to predict the impact on its operating results from future regulatory activities of any of the agencies that regulate OG&E.  Changes in regulations or the imposition of additional regulations could have an adverse impact on OG&E's results of operations.

OG&E's rates are subject to rate regulation by the states of Oklahoma and Arkansas, as well as by a Federal agency, whose regulatory paradigms and goals may not be consistent.

OG&E is currently a vertically integrated electric utility. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state utility commission.

OG&E operates in Oklahoma and western Arkansas and is subject to rate regulation by the OCC and the APSC, in addition to FERC regulation of its transmission activities and any wholesale sales.  Exposure to inconsistent state and Federal regulatory standards may limit our ability to operate profitably.  Further alteration of the regulatory landscape in which we operate, including a change in our return on equity, may harm our financial position and results of operations.

Costs of compliance with environmental laws and regulations are significant and the cost of compliance with future environmental laws and regulations may adversely affect our results of operations, consolidated financial position, or liquidity.

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" and in "Pending Regulatory Matters", OG&E is required to comply with the EPA's FIP by January 4, 2019 and is currently reviewing its alternatives to comply with the EPA's Regional Haze requirements, in light of the OCC's denial of the ECP in December 2015.

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2 could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions. Additionally, international treaties or protocols could result in future additional reductions in the United States. In October 2015, EPA issued standards for states to implement to control greenhouse gas emissions from existing electric generating units with the initial compliance period beginning in 2022 and a final compliance deadline in 2030. The standards are being challenged by 27 states and a variety of industry participants. In February 2016, the U.S. Supreme Court entered an order staying the implementation of these EPA standards. The stay will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the standards, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect is to delay the EPA’s deadlines until the challenges have been fully litigated and the U.S. Supreme Court has ruled. If the standards survive judicial review and are implemented as written, they could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Significant uncertainties also remain with regards to potential implementation in Oklahoma (and the federal plan that would be imposed by EPA for states that do not submit approvable plans), including whether states would elect an emissions standards approach versus a state measures approach, whether and what type of emissions trading would be allowed, and available cost mitigation options. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time. This could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Whereas the EPA has finalized new standards for the reduction of CO2 from electric generating units, due to the regulatory process, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

There is growing effort to initiate nuisance claims against power generators. The impact of these efforts on OG&E cannot be determined with certainty as this time.

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

OG&E's business plan calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades and retrofits and modernizing existing infrastructure as well as other initiatives.  Significant portions of OG&E's facilities were constructed many years ago.  Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with changing environmental requirements or to provide reliable operations. OG&E currently provides service at rates approved by one or more regulatory commissions.  If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment.  This could adversely affect OG&E's financial position and results of operations.  While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

As discussed in Item 1. Business, Item 7. Management's Discussion and Analysis and Note 15. Rate Matters and Regulation, in December 2015, the OCC denied OG&E's ECP. OG&E is reviewing its options to meet the EPA's Regional Haze requirements. OG&E has not determined whether it will continue or abandon the construction on the dry scrubbers at Sooner Units 1 and 2. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. As a result of the OCC's denial of the ECP, if OG&E completes the construction of the scrubbers, it may not be allowed to recover some or all of the construction costs, and it may not be allowed to earn a return on the investment associated with the scrubbers at Sooner Units 1 and 2.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented and the FERC approved regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Goods Sold in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

Increased competition resulting from restructuring efforts could have a significant financial impact on us and OG&E and consequently decrease our revenue.

We have been and will continue to be affected by competitive changes to the utility and energy industries.  Significant changes have occurred and additional changes have been proposed to the wholesale electric market.  Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on us due to possible impairments of assets, a loss of retail customers, lower profit margins and/or increased costs of capital.  Any such restructuring could have a significant impact on our consolidated financial position, results of operations and cash flows. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our consolidated financial position, results of operations or cash flows.

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

We are subject to substantial regulation from Federal, state and local regulatory agencies.  We are required to comply with numerous laws and regulations and to obtain permits, approvals and certifications from the governmental agencies that regulate various aspects of our businesses, including customer rates, service regulations, retail service territories, sales of securities, asset acquisitions and sales, accounting policies and practices and the operation of generating facilities.  We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from future regulatory activities of these agencies.

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

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event such as a severe storm or generator or transmission facility outage on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

In addition, economic conditions, particularly budget shortfalls, could increase the pressure on Federal, state and local governments to raise additional funds by increasing corporate tax rates and/or delaying, reducing or eliminating tax credits, grants or other incentives that could have a material adverse impact on our results of operations and cash flows.

We are subject to financial risks associated with climate change.

Climate change creates financial risk. Potential regulation associated with climate change legislation could pose financial risks to the Company. In addition, to the extent that any climate change adversely affects the national or regional economic health through physical impacts or increased rates caused by the inclusion of additional regulatory imposed costs, CO2 taxes or costs associated with additional regulatory requirements, the Company may be adversely impacted. A declining economy could adversely impact the overall financial health of the Company due to a lack of load growth and decreased sales opportunities. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subject OG&E to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's Smart Grid program further increases potential risks associated with cyber security attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its consolidated financial position, results of operations and cash flows.
Our security procedures, which include among others, virus protection software, cyber security and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cyber security attacks on our systems, which could adversely impact our operations.
We maintain property and casualty insurance that may cover certain resultant physical damage or third-party injuries caused by potential cyber events. However, damage and claims arising from such incidents may exceed the amount of any insurance available and other damage and claims arising from such incidents may not be covered at all. For these reasons, a significant cyber incident could reduce future net income and cash flows and impact financial condition.
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

Weather conditions such as tornadoes, thunderstorms, ice storms, wind storms, earthquakes and prolonged droughts, as well as seasonal temperature variations may adversely affect our consolidated financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power.  In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time.  As a result, overall operating results may fluctuate on a seasonal and quarterly basis.  In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder.  Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability.  Severe weather, such as tornadoes, thunderstorms, ice storms, wind storms, earthquakes and prolonged droughts may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers.  The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process. Additionally, if climate change exacerbates physical changes in weather, operations may be impacted as discussed above.

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our consolidated financial position, results of operations or cash flow.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2015, we expect to make future contributions to maintain required funding levels.  It has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 36 percent of our current employees will be eligible to retire with full pension benefits.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

We are a holding company with our primary assets being investments in our subsidiary and equity investments.

We are a holding company and thus our investments in our subsidiary and unconsolidated affiliate, accounted for under the equity method, are our primary assets. Substantially all of our operations are conducted by our subsidiary and unconsolidated affiliate.  Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness depends upon the operating cash flow of our subsidiary and unconsolidated affiliate and the payment of funds by them to us in the form of dividends or distributions.  At December 31, 2015, the Company and its subsidiary had outstanding indebtedness and other liabilities of $6.3 billion.  Our subsidiary and unconsolidated affiliate are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets.  Claims of creditors, including general creditors, of our subsidiary or unconsolidated affiliate on their respective assets will generally have priority over our claims (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareholders.

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

Certain provisions of our certificate of incorporation and bylaws, as well as the Oklahoma corporation statute, may have the effect of delaying, deferring or preventing a change in control of the Company. Such provisions, including those regulating the nomination of directors, limiting who may call special stockholders' meetings and eliminating stockholder action by written consent, together with the possible issuance of preferred stock of the Company without stockholder approval, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest.

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

We have revolving credit agreements for working capital, capital expenditures, acquisitions and other corporate purposes.  The levels of our debt could have important consequences, including the following:

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

We are exposed to credit risks in our generation, retail distribution and pipeline operations.  Credit risk includes the risk that counterparties who owe us money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

RISKS ASSOCIATED WITH OUR INVESTMENT IN ENABLE MIDSTREAM PARTNERS

OGE Energy does not control Enable and therefore is not able to cause or prevent certain actions by Enable.

Enable has its own governing board, therefore, OGE Energy is not able to exercise control over Enable. Accordingly, OGE Energy is unable to cause or prevent certain actions by Enable.

A significant portion of our earnings and operating cash flows depend on the performance of Enable. If any of the following risks were to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our operating cash flow is derived partially from cash distributions we receive from Enable.

Our operating cash flow is derived partially from cash distributions we receive from Enable. The amount of cash it can distribute principally depends upon the amount of cash flow it generates from its operations, which may fluctuate from quarter to quarter based on the following:.

•	the fees and gross margins realized with respect to the volume of natural gas and crude oil handled;

•	the prices of, levels of production of, and demand for natural gas and crude oil;

•	the volume of natural gas and crude oil gathered, compressed, treated, dehydrated, processed, fractionated, transported and stored;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other midstream energy companies;

•	adverse effects of governmental and environmental regulation;

•	the level of operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures;

•	the cost of acquisitions;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements;

•	the amount of cash reserves established by Enable GP, LLC; and

•	other business risks affecting its cash levels.

Enable's contracts are subject to renewal risk

Enable generates a substantial portion of its gross margins under long-term, fee-based agreements. For the year ended December 31, 2015, approximately 81 percent of its gross margin was generated from contracts that are fee-based and approximately 56 percent of its gross margin was attributable to fees associated with firm contracts or contracts with minimum volume commitment features. As these and other contracts expire, Enable may have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. Enable may be unable to obtain new contracts on favorable commercial terms, if at all, and also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of its contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with fixed-fee or fixed-margin contracts may desire to enter into contracts under different fee arrangements. To the extent Enable is unable to renew its existing contracts on terms that are favorable to Enable, if at all, or successfully manage its overall contract mix over time, its revenue, results of operations and distributable cash flow could be adversely affected.

Enable depends on a small number of customers for a significant portion of its firm transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its transportation and storage services and its consolidated financial position, results of operations and its ability to make cash distributions to us.

Enable provides firm transportation and storage services to certain key customers on its system. Enable's major transportation customers are affiliates of CenterPoint, Laclede Group, American Electric Power Company, Inc., XTO Energy, Inc. and OGE Energy.

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

Enable's business plan calls for extensive investment in capital improvements and additions. Capital expenditures could range from approximately $105.0 million to $125.0 million for the year ending December 31, 2016, not including opportunities currently under evaluation which could add up to an additional $375.0 million of expansion capital expenditures. For example,

Enable is currently constructing two cryogenic processing facilities that it plans to connect to its super-header system in Grady County, Oklahoma, which are expected to add 400 MMcf/d of natural gas processing capacity. The first of the two new plants (the Grady County Plant) is expected to be completed in the first quarter of 2016. The second plant (the Wildhorse Plant) is a 200 MMcf/d plant that is expected to be completed in the second half of 2017. Enable also plans to construct natural gas gathering and compression infrastructure to support producer activity in its growth areas.

The construction of additions or modifications to Enable's existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond its control and may require the expenditure of significant amounts of capital, which may exceed estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if an existing pipeline expanded or a new pipeline constructed, the construction may occur over an extended period of time, and not receive any material increases in revenues or cash flows until the project is completed. In addition, Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve an expected investment return, which could adversely affect its results of operations and ability to make cash distributions to its unitholders, including us.

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

Enable's keep-whole natural gas processing arrangements, which accounted for 5 percent of its natural gas processed volumes in 2015, expose them to fluctuations in the pricing spreads between NGL prices and natural gas prices. Under these arrangements, the processor processes raw natural gas to extract NGLs and pays to the producer the natural gas equivalent Btu value of raw natural gas received from the producer in the form of either processed natural gas or its cash equivalent. The processor is generally entitled to retain the processed NGLs and to sell them for its own account. Accordingly, the processor’s margin is a function of the difference between the value of the NGLs produced and the cost of the processed natural gas used to replace the natural gas equivalent Btu value of those NGLs. Therefore, if natural gas prices increase and NGL prices do not increase by a corresponding amount, the processor has to replace the Btu of natural gas at higher prices and processing margins are negatively affected.

Enable's percent-of-proceeds and percent-of-liquids natural gas processing agreements accounted for 47 percent of its natural gas processed volumes in 2015. Under these arrangements, the processor generally gathers raw natural gas from producers at the wellhead, transports the natural gas through its gathering system, processes the natural gas and sells the processed natural gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the actual proceeds of the sale of processed natural gas, NGLs or both, or the expected proceeds based on an index price. Enable refers to contracts in which the processor shares in specified percentages of the proceeds from the sale of natural gas and NGLs as “percent-of-proceeds” arrangements, and contracts in which the processor receives proceeds from the sale of a percentage of the NGLs or the NGLs themselves as compensation for processing services as “percent-of-liquids” arrangements. These arrangements expose Enable to risks associated with the price of natural gas and NGLs.

At any given time, Enable's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, its gross margin could be adversely impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable's exposure to credit risks of their customers, and any material nonpayment or nonperformance by their key customers could adversely affect their cash flow and results of operations.

Some of Enable's customers may experience financial problems that could have a significant effect on its customers creditworthiness. Severe financial problems encountered by its customers could limit Enable's ability to collect amounts owed to it, or to enforce performance of obligations under contractual arrangements. In addition, many of Enable's customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of its customers’ liquidity and limit its customers ability to make payments or perform on obligations to Enable. Furthermore, some of Enable's customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Enable. Financial problems experienced by its customers could result in the impairment of its assets, reduction of its operating cash flows and may also reduce or curtail its customers' future use of its products and services, which could reduce revenues.

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

As of December 31, 2015, approximately 60 percent of Enable's contracted transportation firm capacity and 44 percent of its contracted storage firm capacity was subscribed under such “negotiated rate” contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies.

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

Enable conducts a portion of its operations through joint ventures with third parties, including affiliates of Spectra Energy Partners, LP, DCP Midstream Partners, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering, LLC. It may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside the control of Enable. If these parties do not satisfy their obligations under these arrangements, Enable's business may be adversely affected.

The joint venture arrangements of Enable may involve risks not otherwise present when operating assets directly, including, for example:

•	joint venture partners may share certain approval rights over major decisions;

•	joint venture partners may not pay their share of the obligations, leaving Enable liable for the liabilities created as a result of those unpaid obligations;

•	possible inability to control the amount of cash it will receive from the joint venture;

•	it may incur liabilities as a result of an action taken by its joint venture partners;

•	it may be required to devote significant management time to the requirements of and matters relating to the joint ventures;

•	its insurance policies may not fully cover loss or damage incurred by both them and its joint venture partners in certain circumstances;

•	its joint venture partners may be in a position to take actions contrary to its instructions or requests or contrary to its policies or objectives; and

•	disputes between them and its joint venture partners may result in delays, litigation or operational impasses.

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

Under certain circumstances, affiliates of Spectra Energy Partners, LP will have the right to purchase an ownership interest in SESH at fair market value.

Enable owns a 50 percent ownership interest in SESH. The remaining 50 percent ownership interests are held by affiliates of Spectra Energy Partners, LP

CenterPoint owns a 55.4 percent limited partner interest in Enable and a 40 percent economic interest in Enable GP, LLC. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH Agreement), if, at any time, CenterPoint has a right to receive less than 50 percent of Enable's distributions through its limited partner interest in Enable and its economic interest in the general partner, or does not have the ability to exercise certain control rights, affiliates of Spectra Energy Partners, LP could have the right to purchase Enable's interest in SESH at fair market value. Under the master formation agreement, Enable is entitled to receive the cash consideration related to any exercise of these rights by Spectra Energy Partners, LP or its affiliates.

An impairment of goodwill, long-lived assets, including intangible assets, and equity method investments could reduce Enable's earnings.

In connection with acquisitions, Enable may record goodwill and identifiable intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires testing goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments Enable accounts for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If Enable determines that an impairment is indicated, it would be required to take an immediate non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. Enable recorded impairments to goodwill of $1,087 million during the year ended December 31, 2015. Although as a result of these impairments Enable had no goodwill recorded as of December 31, 2015, it could experience future events that result in impairments if goodwill is recorded as a result of future acquisitions. Such goodwill impairments could have a significant negative impact on Enable's future operating results and could have an adverse impact on its ability to satisfy the financial ratios or other covenants under its existing or future debt agreements.

Enable's business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely impact its results of operations or ability to make cash distributions to us.

Enable's operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•
damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, earthquakes and other natural disasters, acts of terrorism and actions by third parties;

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

Enable transitioned seconded employees from CenterPoint and OGE Energy to the Partnership effective January 1, 2015, except for those employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. Employees of OGE Energy that Enable determines to hire are under no obligation to accept Enable's offer of employment on the terms Enable provides, or at all.

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

To the extent Enable issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk it will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that Enable has to distribute on each unit. There are no limitations in the partnership agreement on its ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt by Enable or its operating subsidiaries to finance its growth strategy would result in increased interest expense, which in turn may negatively impact the available cash that its operating subsidiaries have to distribute to it, and thus that it has to distribute to its unitholders, including us.

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

As of December 31, 2015, Enable had approximately $2.7 billion of long-term debt outstanding, excluding the premiums on senior notes. Enable has $363.0 million of long-term notes payable - affiliated companies due to CenterPoint. Enable also has a $1.8 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.2 billion was available as of December 31, 2015. As of January 31, 2016, $232.0 million was outstanding under its commercial paper program. Enable will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

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

Affiliates of Enable's general partner, including CenterPoint Energy and the Company, may compete with Enable, and neither the general partner nor its affiliates have any obligation to present business opportunities to Enable.

Under Enable's omnibus agreement, CenterPoint Energy, the Company and their affiliates have agreed to hold or otherwise conduct all of their respective midstream operations located within the United States through Enable. This requirement will cease to apply to both CenterPoint Energy and the Company as soon as either CenterPoint Energy or the Company ceases to hold any interest in Enable's general partner or at least 20 percent of its common units. In addition, if CenterPoint Energy or the Company acquires any assets or equity of any person engaged in midstream operations with a value in excess of $50.0 million (or $100.0 million in the aggregate with such party’s other acquired midstream operations that have not been offered to Enable), the acquiring party will be required to offer to Enable such assets or equity for such value. If Enable does not purchase such assets, the acquiring party will be free to retain and operate such midstream assets, so long as the value of the assets does not reach certain thresholds.

As a result, under the circumstances described above, CenterPoint Energy and the Company have the ability to construct or acquire assets that directly compete with Enable's assets. Pursuant to the terms of Enable's partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to Enable's general partner or any of its affiliates, including its executive officers and directors and CenterPoint Energy and the Company. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for Enable will not have any duty to communicate or offer such opportunity to Enable. Any such person or entity will not be liable to Enable or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to Enable. This may create actual and potential conflicts of interest between Enable and affiliates of its general partner and result in less than favorable treatment of Enable and its common unitholders.

If Enable fails to maintain an effective system of internal controls, then it may not be able to accurately report financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in its financial reporting, which would harm Enable's business and the trading price of its common units.

Effective internal controls are necessary for Enable to provide reliable financial reports, prevent fraud and operate successfully as a public company. If its efforts to maintain internal controls are not successful, it will be unable to maintain adequate controls over its financial processes and reporting in the future and its operating results could be harmed or fail to meet its reporting obligations. Ineffective internal controls also could cause investors to lose confidence in its reported financial information, which would likely have a negative effect on the trading price of Enable's common units.

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

Because Enable's operations emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase its costs related to operating and maintaining its facilities, and could delay future permitting. At the federal level, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of Enable's operations. Additional EPA rules, such as the updates to the oil and gas new source performance standard requirements proposed in September 2015, could affect Enable's ability to obtain air permits for new or modified facilities or require its operations to incur additional expenses to control air emissions by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to Enable and potentially impair its operator’s ability to economically develop its properties.

In addition, the U.S. Congress has in the past and may in the future consider legislation to reduce emissions of greenhouse gases, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission ("GHG") reduction goals, every five years beginning in 2020. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Any such future laws and regulations imposing reporting obligations on, or limiting emissions of, GHGs could require Enable to incur costs to reduce emissions of GHGs. Substantial limitations on GHG emissions could also adversely affect demand for oil and natural gas. Depending on the particular program, Enable could in the future be required to purchase and surrender emission allowances or otherwise undertake measures to reduce greenhouse gas emissions. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could have a material adverse effect on our operating results and cash flows, in addition to the demand for its services.

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

The rates charged by several of Enable's pipeline systems, including interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services it may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types or terms and conditions of service it might propose or offer, the profitability of its pipeline businesses could suffer. If it were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit profitability. Furthermore, competition from other pipeline systems may prevent them from raising its tariff rates even if permitted by regulatory agencies. The regulatory agencies that regulate its systems periodically implement new rules, regulations and terms and conditions of services subject to its jurisdiction. New initiatives or orders may adversely affect the rates charged for services or otherwise adversely affect its financial condition, results of operations and cash flows and ability to make cash distributions to its unitholders, including us.

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

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of FERC under the Natural Gas Act ("NGA"), but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, it cannot be assured that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of its facilities they consider to be gathering facilities, Enable believes that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of its gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the Natural Gas Policy Act ("NGPA"). Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and cash flows and our ability to make cash distributions to its unitholders. In addition, if any of its facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA regulations, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

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

Although many of Enable's pipelines are exempt and are not subject to these requirements, there is potential for Enable to incur significant costs and liabilities relating to the implementation of preventive and mitigating measures as well as any necessary repairs and remediation of their non-exempt pipelines. This work is part of its normal integrity management program and it does not expect to incur any extraordinary costs during 2016 to complete the testing required by existing Department of Transportation regulations and its state counterparts. Costs have not been estimated for any repair, remediation, preventive or mitigation actions that may be determined to be necessary as a result of the testing program, which could be substantial, or any lost cash flows resulting from the shutting down of pipelines during the pendency of such repairs. Should Enable fail to comply with Department of Transportation or comparable state regulations, it could be subject to penalties and fines. Also, the scope of the integrity management program and other related pipeline safety programs could be expanded in the future. The cost of complying with such future requirements has not been estimated.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,771 MWs at December 31, 2015. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2015 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	10.0%		475
	2	1973	Steam-Turbine	Gas	9.8%		481
	3	1975	Steam-Turbine	Gas/Oil	15.7%		482	1,438
Muskogee	4	1977	Steam-Turbine	Coal	5.4%		487
	5	1978	Steam-Turbine	Coal	50.0%		502
	6	1984	Steam-Turbine	Coal	44.7%		521	1,510
Sooner	1	1979	Steam-Turbine	Coal	63.7%		521
	2	1980	Steam-Turbine	Coal	57.3%		521	1,042
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	6.7%		168
	7	1963	Combined Cycle	Gas/Oil	4.3%		221
	8	1969	Steam-Turbine	Gas	5.2%		410
	9	2000	Combustion-Turbine	Gas	11.6%		46
	10	2000	Combustion-Turbine	Gas	11.3%		46	891
Redbud (B)	1	2003	Combined Cycle	Gas	66.7%		158
	2	2003	Combined Cycle	Gas	70.1%		155
	3	2003	Combined Cycle	Gas	71.0%		156
	4	2003	Combined Cycle	Gas	72.7%		153	622
Mustang	3	1955	Steam-Turbine	Gas	2.3%		121
	4	1959	Steam-Turbine	Gas	3.4%		259
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		26
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		33	439
McClain (C)	1	2001	Combined Cycle	Gas	84.7%		380	380
Total Generating Capability (all stations, excluding wind stations)								6,322

						2015 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	40.3%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	30.3%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	34.3%	2.3	101
Total Generating Capability (wind stations)								449

(A)	2015 Capacity Factor = 2015 Net Actual Generation / (2015 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

In 2015, OG&E retired the GT unit located at the Seminole station and units 1 and 2 located at the Mustang station.

At December 31, 2015, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.3 million kV-amps and 4,889 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.5 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 346 substations with a total capacity of 9.7 million kV-amps, 29,255 structure miles of overhead lines, 2,539 miles of underground conduit and 10,730 miles of underground conductors in Oklahoma and (ii) 31 substations with a total capacity of 1 million kV-amps, 2,782 structure miles of overhead lines, 254 miles of underground conduit and 692 miles of underground conductors in Arkansas.

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
During the three years ended December 31, 2015, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $2.0 billion and gross retirements were $294.0 million.  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 19.3 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2015.

Item 3.  Legal Proceedings.

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

1.    Patent Infringement Case. On September 16, 2011, TransData, Inc., a Texas corporation, sued OG&E in the Western District of Oklahoma, accusing OG&E of infringing three of their U.S. patents by using OG&E's General Electric "smart" meters with Silver Spring Networks wireless modules. The complaint sought a judgment of infringement, unspecified damages, a permanent injunction, costs and attorney fees. OG&E was served with the complaint on September 21, 2011 and has notified both General Electric and Silver Springs Network of the lawsuit and its intent to seek indemnity from those companies for any damages that it may incur from this lawsuit. OG&E and General Electric agreed to terms for General Electric to provide OG&E with an unqualified defense in the matter and to indemnify OG&E for costs, expenses and damages awarded against OG&E subject to a reservation of rights. TransData, Inc. sought to consolidate its OG&E lawsuit with similar lawsuits in the Eastern District of Texas, however, on December 13, 2011, the TransData, Inc. cases were consolidated in the Western District of Oklahoma. On January 4, 2016, United States District Court Judge Robin J. Cauthron ordered, with prejudice, that all claims by TransData against OG&E be dismissed thus resolving all claims pending against OG&E in this matter. The Company now considers this case closed.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." The following table gives information with respect to price ranges, as reported in The Wall Street Journal as New York Stock Exchange Composite Transactions, and dividends paid for the periods shown.

	Dividend Paid	Price
2016		High	Low
First Quarter (through February 19)	$0.2750	$27.81	$23.37
2015
First Quarter	$0.2500	$36.48	$30.82
Second Quarter	0.2500	33.21	28.28
Third Quarter	0.2500	31.52	26.44
Fourth Quarter	0.2750	29.40	24.15
2014
First Quarter	$0.2250	$37.29	$32.91
Second Quarter	0.2250	39.10	34.93
Third Quarter	0.2250	39.28	34.88
Fourth Quarter	0.2500	37.90	32.85

At the Company's September 2015 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.2750 per share from $0.2500 per share effective in October 2015.

The number of record holders of the Company's Common Stock at December 31, 2015, was 16,214. The book value of the Company's Common Stock at December 31, 2015 was $16.65 per share.

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

Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $387.7 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.9 billion of the Company’s retained earnings as of December 31, 2015 are unrestricted for the payment of dividends.

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $411.0 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.7 billion of OG&E’s retained earnings as of December 31, 2015 are unrestricted for the payment of dividends.

Issuer Purchases of Equity Securities

The following table contains information about the Company's purchases of its common stock during the fourth quarter of 2015.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10/01/15 - 10/31/15	—		$—	N/A	N/A
11/01/15 - 11/30/15	—		$—	N/A	N/A
12/01/15 - 12/31/15	181	(A)	$25.52	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.
N/A – not applicable

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2015	2014	2013	2012	2011
SELECTED FINANCIAL DATA
(In millions, except per share data)

Results of Operations Data (A):
Operating revenues	$2,196.9	$2,453.1	$2,867.7	$3,671.2	$3,915.9
Cost of sales	865.0	1,106.6	1,428.9	1,918.7	2,277.9
Operating expenses	850.7	809.7	885.3	1,075.6	991.3
Operating income	481.2	536.8	553.5	676.9	646.7
Equity in earnings of unconsolidated affiliates	15.5	172.6	101.9	—	—
Allowance for equity funds used during construction	8.3	4.2	6.6	6.2	20.4
Other income	27.0	17.8	31.8	17.6	19.8
Other expense	14.3	14.4	22.2	16.5	21.7
Interest expense	149.0	148.4	147.5	164.1	140.9
Income tax expense	97.4	172.8	130.3	135.1	160.7
Net income	271.3	395.8	393.8	385.0	363.6
Less: Net income attributable to noncontrolling interests	—	—	6.2	30.0	20.7
Net income attributable to OGE Energy	$271.3	$395.8	$387.6	$355.0	$342.9
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.36	$1.99	$1.96	$1.80	$1.75
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.36	$1.98	$1.94	$1.79	$1.73
Dividends declared per common share	$1.05000	$0.95000	$0.85125	$0.79750	$0.75875
Balance Sheet Data (at period end):
Property, plant and equipment, net	$7,322.4	$6,979.9	$6,672.8	$8,344.8	$7,474.0
Total assets	$9,597.4	$9,527.8	$9,134.7	$9,922.2	$8,906.0
Long-term debt	$2,755.6	$2,755.3	$2,400.1	$2,848.6	$2,737.1
Total stockholders' equity	$3,326.0	$3,244.4	$3,037.1	$3,072.4	$2,819.3
Capitalization Ratios (B)
Stockholders' equity	54.7%	54.1%	55.9%	51.9%	50.7%
Long-term debt	45.3%	45.9%	44.1%	48.1%	49.3%
Ratio of Earnings to Fixed Charges (C)
Ratio of earnings to fixed charges	4.12	4.49	3.98	3.94	4.12

(A)
In May 2013, Enable was formed to own and operate the midstream business of OGE Energy and CenterPoint. OGE Energy accounts for its interest in Enable using the equity method of accounting subsequent to the formation of Enable. Prior to May 1, 2013, OGE Energy consolidated the results of Enogex.

(B)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and has the ability to exercise significant influence.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory, and is a wholly owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment currently represents the Company's investment in Enable through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns a crude oil gathering business in the Bakken shale formation, principally located in the Williston basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings.

Enable was formed effective May 1, 2013 by the Company, the ArcLight group and CenterPoint to own and operate the midstream businesses of the Company and CenterPoint. In the formation transaction, the Company and the ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company's contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, the Company began accounting for its interest in Enable using the equity method of accounting.

In April 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2015, the Company owned approximately 111.0 million limited partner units, or 26.3 percent, of which 68.2 million limited partner units were subordinated.

On January 22, 2016, Enable announced a quarterly dividend distribution of $0.3180 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. Based on current commodity prices, Enable has seen changes in producer activity that have negatively impacted Enable's operations and financial position and could see additional changes in producer activity that may negatively impact Enable's operations and affect its future distribution rates. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.”

OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Overview

Company Strategy

The Company's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and interest in a publicly traded midstream company, while providing competitive energy products and services to customers, as well as seeking growth opportunities in both businesses.

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

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

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

Summary of Operating Results
2015 compared to 2014. Net income attributable to OGE Energy was $271.3 million, or $1.36 per diluted share, in 2015 as compared to $395.8 million, or $1.98 per diluted share, in 2014. The decrease in net income attributable to OGE Energy of $124.5 million, or 31.5 percent, or $0.62 per diluted share, in 2015 as compared to 2014 was primarily due to:

•
a decrease in net income at OGE Holdings of $92.9 million, or 90.8 percent, or $0.46 per diluted share of the Company's common stock, primarily due to the goodwill impairment adjustment at Enable in September 2015 and lower revenues driven by lower average natural gas and NGLs prices;

•
a decrease in net income at OGE Energy of $8.5 million, or $0.05 per diluted share of the Company's common stock, primarily due to charges associated with pre-construction expenditures for new office space to consolidate Oklahoma City personnel; and

•
a decrease in net income at OG&E of $23.1 million, or 7.9 percent, or $0.11 per diluted share of the Company's common stock, primarily due to an increase in depreciation expense due to additional assets being placed in service in 2015, and a decrease in gross margin related to milder weather and decreased wholesale transmission revenues. Partially offsetting these items was an increase in customer growth, an increase in other income and an increase in allowance for equity funds used during construction.

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

2016 Outlook

Key assumptions for 2016 include:

OG&E

The Company projects OG&E to earn approximately $288 million to $300 million or $1.44 to $1.50 per average diluted share in 2016 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	new rates take effect in Oklahoma in mid 2016;

•	gross margin on revenues of approximately $1.405 billion to $1.415 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	approximately $106 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	operating expenses of approximately $885 million to $895 million, with operation and maintenance expenses comprising 54 percent of the total;

•	interest expense of approximately $140 million which assumes a $8 million allowance for borrowed funds used during construction reduction to interest expense;

•	other income of approximately $27 million including approximately $15 million of allowance for equity funds used during construction; and

•	an effective tax rate of approximately 28 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Enogex Holdings LLC

The Company projects the earnings contribution from its ownership interest in Enable Midstream to be approximately $56 million to $66 million or $0.28 to $0.33 per average diluted share.

Consolidated OGE

The Company’s 2016 earnings guidance is between approximately $344 million and $366 million of net income, or $1.72 to $1.83 per average diluted share and is based on the following assumptions:

•	approximately 200 million average diluted shares outstanding; and

•	an effective tax rate of approximately 29 percent.

Non-GAAP Financial Measures

Ongoing Earnings and Ongoing Earnings per Average Diluted Share are defined by the Company as GAAP Earnings and GAAP Earnings per Average Diluted Share adjusted to exclude non-cash charges. These financial measures excluded non-cash charges of approximately $108.4 million or $0.33 per average diluted share associated with the Company’s share of Enable’s goodwill impairment as well as a non-cash pension settlement charge of approximately $5.8 million or $0.02 per average diluted share. The Company’s management believes that ongoing earnings and ongoing earnings per average diluted share provide a more meaningful comparison of earnings results and are more representative of the Company’s fundamental core earnings power. The Company’s management uses ongoing earnings and ongoing earnings per average diluted share internally for financial planning and analysis, for reporting of results to the Board of Directors, and when communicating its earnings outlook to analysts and investors. Reconciliations of ongoing earnings and ongoing earnings per average diluted share for the year ended December 31, 2015 and 2014 are below.

Reconciliation of Ongoing Earnings (Loss) to GAAP Earnings (Loss)
(Net of tax, in millions)	2015 GAAP Earnings (Loss)	Goodwill and Pension Settlement Charges (A)	2015 Ongoing Earnings (Loss)	2014 GAAP and Ongoing Earnings (Loss) (B)
OG&E	$268.9	$—	$268.9	$292.0
Natural Gas Midstream Operations	9.4	70.8	80.2	102.3
Holding Company	(7.0)	—	(7.0)	1.5
Consolidated	$271.3	$70.8	$342.1	$395.8

Reconciliation of Ongoing Earnings (Loss) per Average Diluted Share to GAAP Earnings (Loss) per Average Diluted Share
	2015 GAAP Earnings (Loss) per Share	Goodwill and Pension Settlement Charges per Share (A)	2015 Ongoing Earnings (Loss) per Share	2014 GAAP and Ongoing Earnings (Loss) per Share (B)
OG&E	$1.35	$—	$1.35	$1.46
Natural Gas Midstream Operations	0.05	0.35	0.40	0.51
Holding Company	(0.04)	—	(0.04)	0.01
Consolidated	$1.36	$0.35	$1.71	$1.98

(A)
On September 30, 2015, the Company recognized a non-cash pre-tax charge of $108.4 million or $0.33 per average diluted share for its portion of Enable's goodwill impairment. Additionally, the Company recognized a non-cash pre-tax charge of $5.8 million or $0.02 per average diluted share for a pension settlement charge related to Enable.

(B)	There were no similar charges for the year ended December 31, 2014, therefore ongoing earnings and GAAP earnings are the same.

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

Reconciliation of Gross Margin to Revenue
Year Ended December 31, (Dollars in Millions)	2016 (A)
Operating revenues	$2,162
Cost of sales	752
Gross Margin	$1,410

(A)	Based on the midpoint of OG&E earnings guidance for 2016.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 and the Company's consolidated financial position at December 31, 2015 and 2014.  The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Year Ended December 31,
(In millions except per share data)	2015	2014	2013
Net income attributable to OGE Energy	$271.3	$395.8	$387.6
Basic average common shares outstanding	199.6	199.2	198.2
Diluted average common shares outstanding	199.6	199.9	199.4
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.36	$1.99	$1.96
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.36	$1.98	$1.94
Dividends declared per common share	$1.05000	$0.95000	$0.85125

Results by Business Segment

	Year Ended December 31,
(In millions)	2015	2014	2013
Net Income attributable to OGE Energy
OG&E (Electric Utility)	$268.9	$292.0	$292.6
OGE Holdings (Natural Gas Midstream Operations) (A)	9.4	102.3	99.9
Other Operations (B)	(7.0)	1.5	(4.9)
Consolidated net income attributable to OGE Energy	$271.3	$395.8	$387.6

(A)
Subsequent to the completion of the October 1, 2014 annual goodwill impairment test and previous interim assessment as of December 31, 2014, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which Enable operates. As a result, when Enable performed the first step of its annual goodwill impairment analysis as of October 1, 2015, it determined that the carrying value of the gathering and processing and transportation and storage segments exceeded fair value. Enable completed the second step of the goodwill impairment analysis comparing the implied fair value for those reporting units to the carrying amount of that goodwill and determined that goodwill for those units was completely impaired in the amount of $1,086.4 million as of September 30, 2015. Accordingly, the Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of the goodwill impairment, as adjusted for the basis differences. See Note 3 for further discussion of Enable's goodwill impairment.

(B)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating results analysis by business segment includes intercompany transactions that are eliminated in the Consolidated Financial Statements.

OG&E (Electric Utility)

Year ended December 31 (Dollars in millions)	2015	2014	2013
Operating revenues	$2,196.9	$2,453.1	$2,262.2
Cost of sales	865.0	1,106.6	965.9
Other operation and maintenance	444.5	453.2	438.8
Depreciation and amortization	299.9	270.8	248.4
Taxes other than income	87.1	84.5	83.8
Operating income	500.4	538.0	525.3
Allowance for equity funds used during construction	8.3	4.2	6.6
Other income	13.3	4.8	8.1
Other expense	1.6	1.9	4.6
Interest expense	146.7	141.5	129.3
Income tax expense	104.8	111.6	113.5
Net income	$268.9	$292.0	$292.6
Operating revenues by classification
Residential	$896.5	$925.5	$901.4
Commercial	535.0	583.3	554.2
Industrial	190.6	224.5	220.6
Oilfield	162.8	188.3	176.4
Public authorities and street light	194.2	220.3	214.3
Sales for resale	21.7	52.9	59.4
System sales revenues	2,000.8	2,194.8	2,126.3
Off-system sales revenues	48.6	94.1	14.7
Other	147.5	164.2	121.2
Total operating revenues	$2,196.9	$2,453.1	$2,262.2
Reconciliation of gross margin to revenue:
Operating revenues	$2,196.9	$2,453.1	$2,262.2
Cost of sales	865.0	1,106.6	965.9
Gross Margin	$1,331.9	$1,346.5	$1,296.3
MWh sales by classification (In millions)
Residential	9.2	9.4	9.4
Commercial	7.4	7.2	7.1
Industrial	3.6	3.8	3.9
Oilfield	3.4	3.4	3.4
Public authorities and street light	3.1	3.2	3.2
Sales for resale	0.5	1.0	1.2
System sales	27.2	28.0	28.2
Off-system sales	1.7	2.2	0.4
Total sales	28.9	30.2	28.6
Number of customers	824,776	814,982	806,940
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.529	4.506	3.905
Coal	2.187	2.152	2.273
Total fuel	2.196	2.752	2.784
Total fuel and purchased power	2.874	3.493	3.178
Degree days (A)
Heating - Actual	3,038	3,569	3,673
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,071	2,114	2,106
Cooling - Normal	2,092	2,092	2,092

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

2015 compared to 2014. OG&E's net income decreased $23.1 million, or 7.9 percent, in 2015 as compared to 2014 primarily due to higher depreciation expense and lower gross margin partially offset by higher other income and an increase in allowance for equity funds used in construction.
Gross Margin
Operating revenues were $2,196.9 million in 2015 as compared to $2,453.1 million in 2014, a decrease of $256.2 million, or 10.4 percent. Cost of sales were $865.0 million in 2015 as compared to $1,106.6 million in 2014, a decrease of $241.6 million, or 21.8 percent. Gross margin was $1,331.9 million in 2015 as compared to $1,346.5 million in 2014, a decrease of $14.6 million, or 1.1 percent. The below factors contributed to the change in gross margin:

(In millions)	$ Change
Quantity variance (primarily weather) (A)	$(25.8)
Wholesale transmission revenue (B)	(19.8)
Expiration of AVEC contract (C)	(11.5)
Industrial and oilfield sales	(4.5)
Other	2.1
Non-residential demand and related revenues	3.7
Price Variance (D)	19.8
New customer growth	21.4
Change in gross margin	$(14.6)

(A)	The overall cooling degree days decreased two percent in 2015 compared to 2014 with August decreasing by 14 percent.

(B)	Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a reduction in the point-to-point credits shared with retail customers.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

(D)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $458.5 million in 2015 as compared to $627.5 million in 2014, a decrease of $169.0 million, or 26.9 percent, primarily due to lower natural gas prices offset by higher natural gas used. In 2015, OG&E's fuel mix was 49.0 percent coal, 44.0 percent natural gas and seven percent wind. In 2014, OG&E's fuel mix was 61.0 percent coal, 32.0 percent natural gas and seven percent wind. Purchased power costs were $362.6 million in 2015 as compared to $444.1 million in 2014, a decrease of $81.5 million, or 18.4 percent, primarily due to a decrease in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Marketplace, which began on March 1, 2014. Transmission related charges were $43.9 million in 2015 as compared to $35.0 million in 2014, an increase of $8.9 million, or 25.4 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $444.5 million in 2015 as compared to $453.2 million in 2014, a decrease of $8.7 million, or 1.9 percent. The below factors contributed to the change in other operations and maintenance expense:

(In millions)	$ Change
Additional capitalized labor (A)	$(9.2)
Maintenance at power plants (B)	(7.0)
Professional service contracts (C)	(2.1)
Other	(1.0)
Employee benefits (D)	1.0
Other marketing, sales and commercial (E)	2.8
Salaries and wages (F)	6.8
Change in other operation and maintenance expense	$(8.7)

(A)	Decreased primarily due to more capital projects and storm costs exceeding the $2.7 million threshold, which were moved to a regulatory asset.

(B)	Decreased primarily due to less work at the power plants.

(C)	Decreased primarily due to decreased engineering services.

(D)	Increased primarily due to higher medical costs incurred partially offset by lower pension costs.

(E)	Increased primarily due to higher demand side management customer payments.

(F)	Increased primarily due to annual salary increases and increased overtime related to storms.

Depreciation and amortization expense was $299.9 million in 2015 as compared to $270.8 million in 2014, an increase of $29.1 million, or 10.7 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of deferred pension credits and post-retirement medical regulatory liabilities which were fully amortized in July 2014 and amortization of deferred storm costs.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $8.3 million in 2015 as compared to $4.2 million in 2014, an increase of $4.1 million or 97.6 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $13.3 million in 2015 as compared to $4.8 million in 2014, an increase of $8.5 million , primarily due to increased guaranteed flat bill margins and an increase in the tax gross up related to higher allowance for funds used during construction.

Income Tax Expense. Income tax expense was $104.8 million in 2015 as compared to $111.6 million in 2014, a decrease of $6.8 million, or 6.1 percent, primarily due to lower pretax income partially offset by a reduction in Federal tax credits.

2014 compared to 2013.  OG&E's net income decreased $0.6 million, or 0.2 percent, in 2014 as compared to 2013 primarily due to higher gross margin, which was almost offset by higher other operations and maintenance expense, higher depreciation and amortization expense, and interest expense.

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

(In millions)	$ Change
Wholesale transmission revenue (A)	$43.8
New customer growth	13.8
Price variance (B)	6.8
Non-residential demand and related revenues	1.4
Other	(1.7)
Quantity variance (primarily weather)	(13.9)
Change in gross margin	$50.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)
Increased due to higher rider revenues primarily from the Oklahoma Demand Program rider, the Oklahoma Storm Recovery rider and the Arkansas Demand Program rider partially offset by lower rider revenues from the Oklahoma Crossroads rider, Oklahoma Smart Grid rider, Oklahoma System Hardening rider and the Arkansas Crossroads rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $627.5 million in 2014 as compared to $672.7 million in 2013, a decrease of $45.2 million, or 6.7 percent, primarily due to lower natural gas used offset by higher natural gas prices. In 2014, OG&E's fuel mix was 61 percent coal, 32 percent natural gas and seven percent wind. In 2013, OG&E's fuel mix was 53.0 percent coal, 40.0 percent natural gas and seven percent wind. Purchased power costs were $444.1 million in 2014 as compared to $267.6 million in 2013, an increase of $176.5 million, or 66.0 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Marketplace, which began on March 1, 2014. Transmission related charges were $35.0 million in 2014 as compared to $25.6 million in 2013, an increase of $9.4 million, or 36.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expenses were $453.2 million in 2014 as compared to $438.8 million in 2013, an increase of $14.4 million, or 3.3 percent. The below factors contributed to the change in other operations and maintenance expense:

(In millions)	$ Change
Reduction in capitalized labor (A)	$11.4
Corporate overhead and allocations (B)	4.0
Contract professional services (primarily marketing services)	3.8
Ongoing maintenance at power plants	3.5
Other marketing, sales and commercial (C)	2.3
Software expense (D)	2.3
Fees, permits and licenses (E)	2.3
Vegetation management (F)	(4.5)
Employee benefits (G)	(4.9)
Salaries and wages (H)	(5.8)
Change in other operation and maintenance expense	$14.4

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider partially offset by a reduction in media services expense.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Increased primarily due to higher SPP administration and assessment fees.

(F)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

(G)	Decreased primarily due to lower pension expense, postretirement and other benefits.

(H)	Decreased primarily due to incentive compensation and lower overtime wages partially offset by higher regular salaries and wages.

Depreciation and amortization expense was $270.8 million in 2014 as compared to $248.4 million in 2013, an increase of $22.4 million, or nine percent, primarily due to additional transmission assets being placed in service throughout 2013 and 2014, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014. These were offset by the pension regulatory asset which was fully amortized in July 2013.

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

Interest Expense. Interest expense was $141.5 million in 2014 as compared to $129.3 million in 2013, an increase of $12.2 million, or 9.4 percent, primarily due to a $9.1 million increase in interest on long-term debt related to a $250.0 million debt issuance that occurred in May 2013, a $250.0 million debt issuance that occurred in March 2014 and an additional $250.0 million debt issuance that occurred in December 2014 partially offset by the early redemption of $140.0 million senior notes in August 2014. In addition, there was a $2.0 million increase reflecting a reduction in 2013 interest expense related to tax matters offset by a decrease in the allowance for borrowed funds used during construction of $1.0 million.

Income Tax Expense. Income tax expense was $111.6 million in 2014 as compared to $113.5 million in 2013, a decrease of $1.9 million, or 1.7 percent. The reduction reflects lower pretax income partially offset by a reduction in state tax credits recognized during the year and an increase in Federal credits recognized.

OGE Holdings (Natural Gas Midstream Operations)

	Year Ended December 31,
(In millions)	2015	2014	2013
Operating revenues	$—	$—	$630.4
Cost of sales	—	—	489.0
Other operation and maintenance	7.5	1.2	60.9
Depreciation and amortization	—	—	36.8
Taxes other than income	—	—	10.5
Operating income (loss)	(7.5)	(1.2)	33.2
Equity in earnings of unconsolidated affiliates (A)	15.5	172.6	101.9
Other income	0.4	—	10.2
Other expense	—	—	1.3
Interest expense	—	—	10.6
Income tax expense	(1.0)	69.1	26.9
Net income	9.4	102.3	106.5
Less: Net income attributable to noncontrolling interests	—	—	6.6
Net income attributable to OGE Holdings	$9.4	$102.3	$99.9

(A)
In September 2015, the Company recorded a $108.4 million pre-tax charge for its share of the goodwill impairment, as adjusted for the basis difference. See Note 3 for further discussion of Enable's goodwill impairment.

Effective May 1, 2013, the Company deconsolidated its previously held investment in Enogex Holdings and acquired a 28.5 percent equity interest in Enable (26.3 percent as of December 31, 2015) which is being accounted for using the equity method of accounting. Prior to May 1, 2013, the Company reported the results of Enogex Holdings in the natural gas midstream operations segment.

Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex LLC to Enable in May 2013, and subsequent issuances of equity by Enable, including the initial public offering in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $783.5 million as of December 31, 2015.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(In millions)	2015	2014
OGE's share of Enable Net Income (Loss)	$(16.0)	$143.1
Amortization of basis difference	13.5	14.0
Elimination of Enogex Holdings fair value and other adjustments	18.0	15.5
Equity in earnings of unconsolidated affiliates	$15.5	$172.6

The following table represents summarized financial information of Enable for 2014 and 2015:

Enable Results of Operations

	Year Ended December 31,
(In millions)	2015	2014
Operating revenues	$2,418	$3,367
Cost of natural gas and natural gas liquids	1,097	1,914
Operating income (loss)	(712)	586
Net income (loss)	$(752)	$530

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

The table set forth below illustrates the impact of the operating results of Enable for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(In millions)	2015	2014
Operating revenues	$—	$—
Cost of natural gas and natural gas liquids	—	—
Other operation and maintenance	7.5	1.2
Depreciation and amortization	—	—
Taxes other than income	—	—
Operating income (loss)	(7.5)	(1.2)
Equity in earnings of unconsolidated affiliates (A)	15.5	172.6
Other income/(expense)	0.4	—
Income before taxes	8.4	171.4
Income tax expense (benefit)	(1.0)	69.1
Net income attributable to OGE Holdings	$9.4	$102.3

(A)
The Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of the goodwill impairment, as adjusted for the basis differences. See Note 3 for further discussion of Enable's goodwill impairment.

OGE Holdings' earnings before taxes decreased $163.0 million, or 95.1 percent, for the year ended December 31, 2015 as compared to the same period of 2014 primarily due to a decrease in equity in earnings of Enable of $157.1 million. In addition to the goodwill impairment, Enable's gathering and processing business segment reported a decrease in operating income primarily from a decrease in gross margin, an increase in depreciation and amortization expense and an increase in taxes other than income taxes. Gathering and processing gross margin decreased primarily due to lower commodity prices partially offset by increased volumes in the Anadarko and Williston basins. In addition to the goodwill impairment, Enable’s transportation and storage segment reported a decrease in operating income primarily due to lower margin on unrealized natural gas derivatives, a decrease in sales of NGLs due to lower prices, lower firm transportation revenues, a decrease in storage demand fees as well as lower rates on transportation services for local distribution companies and increased depreciation expenses. These decreases were partially offset by higher margins related to realized gains on system optimization activities and increased margins from higher rates on off-system transportation services.

Over the course of 2015 and continuing into 2016, natural gas and crude oil prices have dropped to their lowest levels in over 10 years. Should lower commodity prices persist, or should commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted.

Income Tax Expense. Income tax benefit was $1.0 million in 2015 as compared to an expense of $69.1 million in 2014, a decrease in expense of $70.1 million primarily due to lower pre-tax operating income, a benefit recognized associated with a remeasurement of deferred taxes related to the Company's investment in Enable and the impact of the goodwill impairment on Enable.

Operating Data

	Year Ended December 31,
	2015	2014
Gathered volumes - TBtu/d	3.14	3.34
Transportation volumes - TBtu/d	4.97	4.95
Natural gas processed volumes - TBtu/d	1.78	1.56
NGLs sold - million gallons/d (A)(B)	75.55	68.67

(A)	Excludes condensate.

(B)	NGLS sold includes volumes of NGLS withdrawn from inventory or purchased for system balancing purposes.

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

	Enable Midstream Partners (Equity Method - Year Ended December 31, 2014)	Natural Gas Midstream Operations (Consolidated - Four Months Ended April 30, 2013)	Enable Midstream Partners (Equity Method - Eight Months Ended December 31, 2013)	Total (Year Ended December 31, 2013)
(In millions)
Operating revenues	$—	$630.4	$—	$630.4
Cost of sales	—	489.0	—	489.0
Operating expenses	1.2	108.2	—	108.2
Operating income (loss)	(1.2)	33.2	—	33.2
Equity in earnings of unconsolidated affiliates	172.6	—	101.9	101.9
Other income (expense)	—	8.9	—	8.9
Interest expense	—	10.6	—	10.6
Earnings before taxes	171.4	31.5	101.9	133.4
Income tax expense	69.1	9.4	17.5	26.9
Net income	102.3	22.1	84.4	106.5
Less: net income attributable to noncontrolling interests	—	6.6	—	6.6
Net income attributable to OGE Holdings	$102.3	$15.5	$84.4	$99.9

OGE Holdings' net income decreased $4.2 million, or four percent for the year ended December 31, 2014 as compared to the same period of 2013 due to higher pre-tax income and higher tax expense. OGE Holdings' earnings before taxes increased $38.0 million, or 28.5 percent, for the year ended December 31, 2014 as compared to the same period of 2013. The increase reflects the accretive effect to OGE Holdings of Enable, for the entire year of 2014, as compared to only eight months of 2013, following the formation of Enable on May 1, 2013. Enable’s operating results for 2014 improved as compared to 2013, due to increased gathering and processing margins as a result of higher processed volumes in the Anadarko and Ark-La-Tex basins (which offset lower gathering volumes) and higher crude oil gathering margins. Additionally, Enable’s operating results for 2014 improved as compared to 2013 due to higher transportation and storage margins as a result of an increase of unrealized gains on natural gas derivatives and an increase of system optimization activities. The higher margins were offset in part, by higher depreciation expenses resulting from assets being placed in service and higher operating and maintenance expenses. Finally, as a result of Enable’s initial public offering in April 2014, and CenterPoint’s exercising of its put right to Enable, for its 24.95 percent interest in SESH, OGE Energy’s ownership in Enable dropped from 28.5 percent at the beginning of 2014 to 26.3 percent by the end of 2014, further partially offsetting the increase in earnings before taxes.

Income Tax Expense. Income tax expense was $69.1 million in 2014 as compared to $26.9 million in 2013, an increase of $42.2 million primarily due to higher pre-tax income and higher tax expense as compared to the prior period due to the absence of favorable deferred tax adjustments related to the formation of Enable.

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has several noncancellable operating leases with purchase options, covering approximately 1,400 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $20.1 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the difference in current assets and current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

Cash and Cash Equivalents. The balance of Cash and Cash Equivalents was $75.2 million and $5.5 million at December 31, 2015 and 2014, respectively, an increase of $69.7 million, primarily due to normal business operations and the quarterly distributions received from Enable.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $228.3 million and $249.9 million at December 31, 2015 and 2014, respectively, a decrease of $21.6 million, or 8.6 percent, primarily due to a decrease in billings to OG&E's retail customers.

Income Taxes Receivable. The balance of Income Taxes Receivable was $17.2 million and $16.0 million at December 31, 2015 and 2014, respectively, an increase of $1.2 million,or 7.5 percent, primarily due to a receivable related to Oklahoma wind credits and overpayments refundable from Louisiana.

Fuel Inventories. The balance of Fuel Inventories was $113.8 million and $58.5 million at December 31, 2015 and 2014, respectively, an increase of $55.3 million, or 94.5 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from lower participation in the SPP Integrated Marketplace.

Deferred Income Tax. Deferred Income Tax assets had no balance as of December 31, 2015 compared to $191.4 million at December 31, 2014, due to a reclassification of the balance to Non-Current Deferred Income Taxes pursuant to early adoption of ASU 2015-17 “Income Taxes (Topic 740)”.

Fuel Clause Recoveries. The Fuel Clause balance moved from an under recovery position of $68.3 million as of December 31, 2014 to an over recovery balance of $61.3 million as of December 31, 2015, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

Other Current Assets. The balance of Other Current Assets was $55.6 million and $38.4 million at December 31, 2015 and 2014, respectively, an increase of $17.2 million, or 44.8 percent, primarily due to an increase in recoverable demand portfolio program costs.

Short-Term Debt. Short-Term Debt had no balance at December 31, 2015 compared to a balance of $98 million at December 31, 2014, due to a payoff of all short-term debt.

Accounts Payable. The balance of Accounts Payable was $262.5 million and $179.1 million at December 31, 2015 and 2014, respectively, an increase of $83.4 million, or 46.6 percent, primarily due to storm accruals and timing of vendor payments partially offset by a decrease of fuel and purchased power expense.

Accrued Compensation. The balance of Accrued Compensation was $54.4 million and $38.2 million at December 31, 2015 and 2014, respectively, an increase of $16.2 million, or 42.4 percent, primarily resulting from the reclassification of retirement restoration payable in the second quarter of 2016 to accrued compensation as well as lower levels of accrued incentive compensation for 2014.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $110.0 million at December 31, 2015 compared to no balance at December 31, 2014 due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

				2015 vs. 2014		2014 vs. 2013
Year ended December 31 (In millions)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$865.4	$721.6	$623.2	$143.8	19.9%	$98.4	15.8%
Net cash used in investing activities	(500.1)	(559.1)	(957.0)	59.0	10.6%	397.9	41.6%
Net Cash (Used in) Provided from Financing Activities	(295.6)	(163.8)	338.8	(131.8)	(80.5)%	(502.6)	*
* Greater than a 100 percent variance.

Operating Activities

The increase of $143.8 million, or 19.9 percent, in net cash provided from operating activities in 2015 as compared to 2014 was primarily due to an increase in cash received from fuel recoveries at OG&E and less cash paid to vendors, partially offset by Enable distributions classified as a return of capital in investing activities.

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

Investing Activities

The decrease of $59.0 million, or 10.6 percent, in net cash used in investing activities in 2015 as compared to 2014 was primarily due to an increase in investments related to return of capital from Enable and a decrease in capital expenditures related to transmission projects completed in 2014 partially offset by an increase in capital expenditures related to environmental projects at OG&E.

The decrease of $397.9 million, or 41.6 percent, in net cash used in investing activities in 2014 as compared to 2013 was primarily due to lower levels of capital expenditures due to a decrease in transmission projects at OG&E and the deconsolidation of Enogex Holdings.

Financing Activities

The increase of $131.8 million, or 80.5 percent in net cash used in financing activities in 2015 as compared to 2014 was primarily due to the issuance of long-term debt during 2014 and an increase in dividends paid in 2015, which was partially offset by a decrease in short-term debt and the payment of $240.0 million in long-term debt during the third quarter during 2014.

The increase of $502.6 million in net cash used in financing activities in 2014 as compared to 2013 was primarily due to:

•	a decrease in short-term debt;

•	the payment to retire $240.0 million of long-term debt in 2014;

•	payments in 2013 on advances from unconsolidated affiliates due to the deconsolidation of Enogex Holdings; and

•	contributions in 2013 from the ArcLight group related to the closing of the transaction to form Enable.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2016 through 2020 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2016	2017	2018	2019	2020
OG&E Base Transmission	$50	$30	$30	$30	$30
OG&E Base Distribution	190	175	175	175	175
OG&E Base Generation	60	75	75	75	75
OG&E Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	340	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	25	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	70	175	40	20	20
Other Projects:
Environmental - low NOX burners (D)	20	10	—	—	—
Environmental - natural gas conversion (D)	—	—	40	35	—
Environmental - dry scrubbers (D)	150	140	90	20	—
Combustion turbines - Mustang	180	100	50	5	—
Total Other Projects	350	250	180	60	—
Total Known and Committed Projects	420	425	220	80	20
Total	$760	$730	$525	$385	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$190	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s ECP can be found in Note 15 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K. On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units. The capital costs in the table above do not reflect any actions or costs that may be incurred (including the conversion of the Sooner coal units) if the May 2, 2016 application is not approved.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2015.  See the Company's Consolidated Statements of Capitalization and Note 14 of Notes to Consolidated Financial Statements for additional information.

(In millions)	2016	2017-2018	2019-2020	After 2020	Total
Maturities of long-term debt (A)	$110.2	$475.3	$250.2	$1,929.9	$2,765.6
Operating lease obligations
Railcars	4.2	5.9	23.0	—	33.1
Wind farm land leases	2.4	5.0	5.4	46.3	59.1
Noncancellable operating lease	0.8	1.5	—	—	2.3
Total operating lease obligations	7.4	12.4	28.4	46.3	94.5
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	79.8	151.0	121.3	99.7	451.8
Expected cogeneration energy payments	58.3	97.9	112.7	120.5	389.4
Minimum fuel purchase commitments	299.6	168.2	11.7	—	479.5
Expected wind purchase commitments	58.6	115.8	112.4	632.6	919.4
Long-term service agreement commitments	2.5	45.8	5.7	137.4	191.4
Mustang Modernization expenditures	103.4	30.6	—	—	134.0
Environmental compliance plan expenditures	150.5	170.7	4.1	—	325.3
Total other purchase obligations and commitments	752.7	780.0	367.9	990.2	2,890.8
Total contractual obligations	870.3	1,267.7	646.5	2,966.4	5,750.9
Amounts recoverable through fuel adjustment clause (B)	(420.7)	(387.8)	(259.8)	(753.1)	(1,821.4)
Total contractual obligations, net	$449.6	$879.9	$386.7	$2,213.3	$3,929.5

(A)
Maturities of the Company's long-term debt during the next five years consist of $110.2 million, $225.2 million, $250.1 million, $250.1 million and $0.1 million in years 2016, 2017, 2018, 2019 and 2020, respectively.

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

Pension and Postretirement Benefit Plans

At December 31, 2015, 35.5 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S. Government securities, bonds, debentures and notes, and a commingled fund as presented in Note 12 of Notes to Consolidated Financial Statements. In 2015, asset losses on the Pension Plan were 3.9 percent due to the losses in fixed income and equity investments. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. The level of funding is dependent on returns on plan assets and future discount rates. During 2015 and 2014, OGE Energy did not make any contributions to its Pension Plan. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2016. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2015 and 2014. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1 of Notes to Consolidated Financial Statements) in the Company's Consolidated Balance Sheets.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2015	2014	2015	2014	2015	2014
Benefit obligations	$680.0	$725.0	$25.1	$19.7	$225.3	$280.9
Fair value of plan assets	581.7	679.8	—	—	55.3	59.6
Funded status at end of year	$(98.3)	$(45.2)	$(25.1)	$(19.7)	$(170.0)	$(221.3)

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $16.2 million in the third quarter and $5.5 million in the fourth quarter of 2015, of which $14.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. The Company's financial objective includes dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities. At the Company's September 2015 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.27500 per share from $0.25000 per share effective in October 2015.
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

2015 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $548.0 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $85.6 million resulting in total net capital requirements and contractual obligations of $633.6 million in 2015, of which $130.6 million was to comply with environmental regulations.  This compares to net capital requirements of $809.5 million and net contractual obligations of $88.2 million totaling $897.7 million in 2014, of which $31.5 million was to comply with environmental regulations.

In 2015, the Company's sources of capital were cash generated from operations, proceeds from the issuance of short and long-term debt, proceeds from the sales of common stock and distributions from Enable. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt, proceeds from other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.   The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities. Short-term debt had no balance at December 31, 2015 compared to a balance of $98.0 million at December 31, 2014. The average balance of short-term debt in 2015 was $75.2 million at a weighted-average interest rate of 0.46 percent. The maximum month-end balance of short-term debt in 2015 was $180.0 million. At December 31, 2015, the Company had $1,148.1 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31,

2016.  At December 31, 2015, the Company had $75.2 million in cash and cash equivalents.  See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2015, commitments of approximately $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

Common Stock
The Company does not expect to issue any common stock in 2016 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable limited partnership agreement, the amount of distributions the Company received from Enable were $139.3 million and $143.7 million during the years ended December 31, 2015 and 2014.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's Audit Committee. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 of Notes to Consolidated Financial Statements.

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

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $5.8 million
Discount rate	+/- 0.25 percent	+/- $14.1 million
Contributions	+/- $10 million	+/- $10.0 million

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
Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from three to 74 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates. The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost.

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2015, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2015 and 2014, Accrued Unbilled Revenues were $53.5 million and $55.5 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2015, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million.    The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.4 million and $1.6 million at December 31, 2015 and 2014, respectively.

Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for discussion of current accounting pronouncements that are applicable to the Company.
Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.  See Notes 14 and 15 of Notes to Consolidated Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Historically, OG&E's total expenditures for environmental control facilities and for remediation have not been significant in relation to its consolidated financial position or results of operations.  The Company believes, however, that it is likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

OG&E expects that environmental expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a pre-approval plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E's retail customers under House Bill 1910, which was enacted into law in May 2005.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be $195.9 million, of which $178.3 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be approximately $166.7 million, of which $148.7 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners and dry scrubbers.

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

On December 9, 2015, the EPA released a final rule partially disapproving the revisions to the 2010 Oklahoma SIP for Regional Haze and promulgated FIPs in their place for Oklahoma and Texas. The EPA disapproved portions of the Oklahoma SIP related to the establishment of Reasonable Progress Goals for the Class I area located within the state and promulgated revised Reasonable Progress Goals based on the FIP implementation in Texas. As a result, no further requirements are required in Oklahoma to meet the 2018 Reasonable Progress Goals for Oklahoma.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.

On June 8, 2015, the ALJ issued his report on OG&E's application. While the ALJ in his report agreed that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s ECP is the best approach, the ALJ's report included several recommendations. OG&E filed exceptions to the ALJ's report and on July 21, 2015, Commissioner Bob Anthony issued his deliberation statement that was consistent with many parts of the ALJ's report, including the ALJ’s support of OG&E’s ECP, the ALJ’s recommendation to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other cost recovery issues until the next general rate case.

On December 2, 2015, OG&E received an order from the OCC denying, by a two to one vote, its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP. OG&E did not seek modification to any other provisions of the OCC order, including cost recovery. OG&E also agreed that it would not implement a rider for recovery of the costs of the ECP until and unless authorized by the OCC in a subsequent proceeding.

On December 23, 2015, the OCC rejected, by a two to one vote, a proposal by Commissioner Dana Murphy to grant OG&E's December 11, 2015 motion.

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. In December 2011, the EPA published a supplemental CSAPR, which would make six additional states, including Oklahoma, subject to the CSAPR for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. In response to legal challenges of the final rule on December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the Court of Appeals vacated the CSAPR and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the Court of Appeals. On October 23, 2014, the Court of Appeals for the District of Columbia Circuit granted the EPA's request that the court lift the stay of the CSAPR. The EPA subsequently clarified that compliance with the CSAPR would begin in 2015 using the amount of allowances originally scheduled to be available in 2012. As of December 31, 2015, OG&E has installed five low NOX burner systems on two Muskogee units, two Sooner units and one Seminole unit and is in compliance with the final rule. In the meantime, the petitions for review of the supplemental rule remain pending before the D.C. Circuit Court of Appeals for consideration of issues that are not addressed by the Supreme Court's decision.

On December 3, 2015, the EPA proposed an update to CSAPR finding that ozone-season NOX emissions in 23 eastern states including Oklahoma affect the ability of downwind states to attain and maintain ozone standards and proposing to issue FIPs to update the existing NOX ozone-season emission budgets for electrical generating units. The proposed rule reduces OG&E's NOX emissions requirements under the current CSAPR by 25 percent. Compliance is proposed to begin in May 2017. OG&E continues to evaluate what additional measures, if any, will be needed for compliance with the new rule.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. The final rule uses a numerical standard to establish limits for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. Compliance was required within three years of the rule's effective date. Based on OG&E's request for a one-year extension, the deadline for compliance was extended to April 16, 2016. To comply with this rule, OG&E utilized activated carbon injections at each of its five coal-fired units during 2015.

The final MATS rule was appealed by several parties, but OG&E was not a party to the appeals.  After withstanding judicial scrutiny at the District of Columbia Circuit Court of Appeals, the MATS rule was challenged at the U.S. Supreme Court.  On June 29, 2015, the U.S. Supreme Court found that the EPA should have considered the compliance costs imposed on utilities at the first stage of the EPA’s regulatory analysis.  The U.S. Supreme Court did not vacate the rule, but reversed the D.C. Circuit's decision and remanded to the D.C. Circuit for further proceedings.  The MATS rule currently remains in effect and OG&E is still required to meet the April 2016 compliance deadline.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the U.S. Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

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

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including dry scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2015, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

In August of 2013, the Sierra Club and the Natural Resources Defense Council filed a complaint under the citizen suit provision of the Clean Air Act based on the EPA's failure to promulgate and publish designations for the 2010 revised primary SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that set forth mandatory deadlines for the EPA to issue designations for all areas of the country that remained undesignated. On September 18, 2015 the Oklahoma Department of Environmental Quality reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard. This non-attainment designation is subject to the EPA's approval.  In a letter dated February 11, 2016, EPA Region 6 notified Oklahoma of their intent to designate part of Muskogee County in which OG&E’s Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS. EPA is expected to finalize this designation in July, 2016 following public comment.  This could require additional controls scrubbers on the affected units. On August 21, 2015, EPA finalized a data requirements rule for implementing the 2010 SO2 standard requiring air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 via air quality modeling or ambient air monitoring.  In July 2016, air agencies will be required to identify either ambient monitoring or air quality modeling as a method for characterizing air quality for 2,000 tons per year or larger sources.  At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to the Company's financial results.

On September 30, 2015 the EPA finalized a new ambient standard for ozone at 70 ppb which is more stringent than the current standard of 75 ppb, set in 2008. States must submit non-attainment designations as appropriate based on existing ambient data before October 2016 for the EPA’s approval. Compliance with the new standard begins in 2020 or later depending on the degree of the area’s non-attainment designation. All areas in Oklahoma currently meet the new standard.

The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

Clean Power Plan
On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. The Clean Power Plan requires that states submit to the EPA plans for achieving the state-specific CO2 reduction goals by September 6, 2016 or submit an extension request for up to two years. The compliance period was to begin in 2022, and emission reductions were to be phased in by 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan was not submitted to the EPA by the required deadline.

A number of states have filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. The Company is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Significant uncertainties would remain with regards to potential implementation in Oklahoma (and the federal plan that would be imposed by the EPA for states that do not submit approvable plans), including whether states would elect an emissions standards approach versus a state measures approach, whether and what type of emissions trading would be allowed, and available cost mitigation options. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere.  In December 2015, as part of the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, the United States committed to reduce economy wide emissions by 26 percent to 28 percent below 2005 emission levels. This multinational agreement will be open for signing on April 22, 2016 and will require countries to review and "represent a progression" every five years beginning in 2020. The agreement could result in future additional emissions reductions in the United States, however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which commitments under the December 2015 Paris Agreement will be implemented through the Clean Air Act, other than existing statutes and new legislation.

Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.

If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases on the Company's facilities, this could result in significant additional compliance costs that would affect the Company’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

In 2009, the EPA adopted a comprehensive national system for reporting emissions of CO2 and other greenhouse gases produced by major sources in the United States. The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain OG&E facilities. OG&E also reports quarterly its CO2 emissions from generating units subject to the Federal Acid Rain Program. OG&E has submitted the reports required by the applicable reporting rules.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in “Pending Regulatory Matters”, OG&E has filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown, and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIP of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The Oklahoma Department of Environmental Quality is in the process of developing a SIP to comply with this rule, which is to be submitted to the EPA before November 2016. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

In 2014, the Company enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems. The dry scrubbers are part of OG&E’s ECP and scheduled to be completed by 2019. More detail regarding the ECP can be found under the “Pending Regulatory Matters” section of "Notes to Consolidated Financial Statements" of Part II, Item 8 of this Form 10-K.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

On December 19, 2014, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The final rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. OG&E has evaluated the potential impacts of the final rule on our ash ponds and has set up a reserve based on a reasonable estimate.

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2015, the Company obtained refunds of $2.3 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act, and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters.
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E submitted compliance plans to the state in April 2015. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation.

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

Year ended December 31 (Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total	12/31/15 Fair Value
Fixed-rate debt (A)
Principal amount	$110.2	$125.2	$250.1	$250.1	$0.1	$1,794.5	$2,530.2	$2,763.8
Weighted-average interest rate	5.15%	6.50%	6.35%	8.25%	4.34%	5.20%	5.68%
Variable-rate debt (B)
Principal amount	$—	$100.0	$—	$—	$—	$135.4	$235.4	$235.3
Weighted-average interest rate	—%	0.93%	—%	—%	—%	0.05%	0.43%

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

Item 8.  Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In millions except per share data)	2015	2014	2013
OPERATING REVENUES
Electric Utility	$2,196.9	$2,453.1	$2,259.7
Natural Gas Midstream Operations (Note 1)	—	—	608.0
Total operating revenues	2,196.9	2,453.1	2,867.7
COST OF SALES
Electric Utility	865.0	1,106.6	950.0
Natural Gas Midstream Operations (Note 1)	—	—	478.9
Total cost of sales	865.0	1,106.6	1,428.9
OPERATING EXPENSES
Other operation and maintenance	451.6	439.6	489.2
Depreciation and amortization	307.9	281.4	297.3
Taxes other than income	91.2	88.7	98.8
Total operating expenses	850.7	809.7	885.3
OPERATING INCOME	481.2	536.8	553.5
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates (Note 1)	15.5	172.6	101.9
Allowance for equity funds used during construction	8.3	4.2	6.6
Other income	27.0	17.8	31.8
Other expense	(14.3)	(14.4)	(22.2)
Net other income	36.5	180.2	118.1
INTEREST EXPENSE
Interest on long-term debt	147.8	144.6	145.6
Allowance for borrowed funds used during construction	(4.2)	(2.4)	(3.4)
Interest on short-term debt and other interest charges	5.4	6.2	5.3
Interest expense	149.0	148.4	147.5
INCOME BEFORE TAXES	368.7	568.6	524.1
INCOME TAX EXPENSE	97.4	172.8	130.3
NET INCOME	271.3	395.8	393.8
Less: Net income attributable to noncontrolling interests	—	—	6.2
NET INCOME ATTRIBUTABLE TO OGE ENERGY	$271.3	$395.8	$387.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.6	199.2	198.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.6	199.9	199.4
BASIC EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.36	$1.99	$1.96
DILUTED EARNINGS PER AVERAGE COMMON SHARE ATTRIBUTABLE TO OGE ENERGY COMMON SHAREHOLDERS	$1.36	$1.98	$1.94
DIVIDENDS DECLARED PER COMMON SHARE	$1.05000	$0.95000	$0.85125

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2015	2014	2013
Net income	$271.3	$395.8	$393.8
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $2.2, $1.2, and $2.4, respectively	2.5	1.8	3.7
Net gain (loss) arising during the period, net of tax of ($5.8), ($7.0), and $7.8, respectively	(9.5)	(11.1)	12.4
Settlement (curtailment) cost, net of tax of $2.9, ($0.1) and $1.9, respectively	4.6	(0.1)	3.0
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.8, $0.5, and $1.3, respectively	1.2	0.9	2.0
Net gain (loss) arising during the period, net of tax of $5.6, ($1.9), and $4.4, respectively	9.3	(3.1)	6.9
Amortization of prior service cost, net of tax of ($1.1), ($1.1), and ($1.1), respectively	(1.8)	(1.8)	(1.8)
Deferred commodity contracts hedging losses reclassified in net income, net of tax of $0, $0, and $0.4, respectively	—	—	0.6
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0.1, and $0.1, respectively	—	0.2	0.3
Other comprehensive income (loss), net of tax	6.3	(13.2)	27.1
Comprehensive income	277.6	382.6	420.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.3
Less: Deconsolidation of Enogex Holdings	—	—	6.1
Total comprehensive income attributable to OGE Energy	$277.6	$382.6	$408.5

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271.3	$395.8	$393.8
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	307.9	281.4	298.6
Deferred income taxes and investment tax credits	102.6	177.3	125.9
Equity in earnings of unconsolidated affiliates	(15.5)	(172.6)	(101.9)
Distributions from unconsolidated affiliates	94.1	143.7	51.7
Allowance for equity funds used during construction	(8.3)	(4.2)	(6.6)
Gain on disposition of assets	(0.2)	(0.2)	(8.6)
Stock-based compensation	5.9	(2.7)	(3.5)
Regulatory assets	(9.1)	4.5	26.7
Regulatory liabilities	(27.5)	(4.4)	(32.5)
Other assets	10.6	(16.3)	1.3
Other liabilities	8.6	29.6	(7.0)
Change in certain current assets and liabilities
Accounts receivable, net	15.7	(9.4)	(34.0)
Accounts receivable - unconsolidated affiliates	3.9	6.8	3.7
Accrued unbilled revenues	2.0	3.2	(1.3)
Income taxes receivable	(1.2)	(10.4)	1.6
Fuel, materials and supplies inventories	(56.5)	20.4	5.1
Fuel clause under recoveries	68.3	(42.1)	(26.2)
Other current assets	(17.2)	(2.6)	(4.4)
Accounts payable	30.9	(64.0)	56.9
Fuel clause over recoveries	61.3	(0.4)	(108.8)
Other current liabilities	17.8	(11.8)	(7.3)
Net Cash Provided from Operating Activities	865.4	721.6	623.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(547.8)	(569.3)	(990.6)
Return of capital - equity method investments	45.2	9.5	—
Proceeds from sale of assets	2.5	0.7	36.3
Investment in unconsolidated affiliates	—	—	(2.7)
Net Cash Used in Investing Activities	(500.1)	(559.1)	(957.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	588.9	247.4
Issuance of common stock	7.2	13.2	14.2
Dividends paid on common stock	(204.6)	(184.1)	(165.5)
Payment of long-term debt	(0.2)	(240.2)	(0.1)
(Decrease) increase in short-term debt	(98.0)	(341.6)	8.7
Changes in advances with unconsolidated affiliates	—	—	129.6
Contributions from noncontrolling interest partners	—	—	107.0
Distributions to noncontrolling interest partners	—	—	(2.5)
Net Cash (Used in) Provided from Financing Activities	(295.6)	(163.8)	338.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	69.7	(1.3)	5.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5.5	6.8	1.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75.2	$5.5	$6.8

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75.2	$5.5
Accounts receivable, less reserve of $1.4 and $1.6, respectively	173.1	188.8
Accounts receivable - unconsolidated affiliates	1.7	5.6
Accrued unbilled revenues	53.5	55.5
Income taxes receivable	17.2	16.0
Fuel inventories	113.8	58.5
Materials and supplies, at average cost	80.1	78.9
Deferred income taxes	—	191.4
Fuel clause under recoveries	—	68.3
Other	55.6	38.4
Total current assets	570.2	706.9
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,194.4	1,318.2
Other	70.7	70.1
Total other property and investments	1,265.1	1,388.3
PROPERTY, PLANT AND EQUIPMENT
In service	10,318.3	9,983.0
Construction work in progress	278.5	115.9
Total property, plant and equipment	10,596.8	10,098.9
Less accumulated depreciation	3,274.4	3,119.0
Net property, plant and equipment	7,322.4	6,979.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	402.2	410.4
Other	37.5	42.3
Total deferred charges and other assets	439.7	452.7
TOTAL ASSETS	$9,597.4	$9,527.8

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$98.0
Accounts payable	262.5	179.1
Dividends payable	54.9	49.9
Customer deposits	77.0	73.7
Accrued taxes	45.9	39.7
Accrued interest	42.9	43.0
Accrued compensation	54.4	38.2
Long-term debt due within one year	110.0	—
Fuel clause over recoveries	61.3	—
Other	43.9	51.7
Total current liabilities	752.8	573.3
LONG-TERM DEBT	2,645.6	2,755.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	299.9	315.5
Deferred income taxes	2,178.2	2,268.3
Regulatory liabilities	272.6	263.0
Other	122.3	108.0
Total deferred credits and other liabilities	2,873.0	2,954.8
Total liabilities	6,271.4	6,283.4
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,101.3	1,087.6
Retained earnings	2,259.8	2,198.2
Accumulated other comprehensive loss, net of tax	(35.1)	(41.4)
Total stockholders' equity	3,326.0	3,244.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,597.4	$9,527.8

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2015	2014
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 199.7 and 199.4 shares, respectively		$2.0	$2.0
Premium on common stock		1,099.3	1,085.6
Retained earnings		2,259.8	2,198.2
Accumulated other comprehensive loss, net of tax		(35.1)	(41.4)
Total stockholders' equity		3,326.0	3,244.4

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
0.93%	Variable Senior Notes, Series Due November 24, 2017	100.0	100.0
Senior Notes - OG&E
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
3.70%	Tinker Debt, Due August 31, 2062	10.0	10.2
Other Bonds - OG&E
0.05% - 0.13%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.06% - 0.19%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.05% - 0.14%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized discount		(9.8)	(10.3)
Total long-term debt		2,755.6	2,755.3
Less long-term debt due within one year		(110.0)	—
Total long-term debt (excluding debt due within one year)		2,645.6	2,755.3
Total Capitalization (including long-term debt due within one year)		$6,081.6	$5,999.7

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Treasury Stock	Total
Balance at December 31, 2012	$1.0	$1,046.4	$1,772.4	$(49.1)	$305.2	$(3.5)	$3,072.4
Net income	—	—	387.6	—	6.2	—	393.8
Other comprehensive income, net of tax	—	—	—	27.0	0.1	—	27.1
Dividends declared on common stock	—	—	(168.8)	—	—	—	(168.8)
Issuance of common stock	—	14.2	—	—	—	—	14.2
Stock-based compensation	—	(1.8)	—	—	(0.8)	3.5	0.9
Contributions from noncontrolling interest partners	—	22.5	—	—	84.5	—	107.0
Distributions to noncontrolling interest partners	—	—	—	—	(2.5)	—	(2.5)
Deconsolidation of Enogex Holdings	—	—	0.5	(6.1)	(392.7)	—	(398.3)
Deferred income taxes attributable to contributions from noncontrolling interest partners	—	(8.7)	—	—	—	—	(8.7)
2-for-1 forward stock split	1.0	(1.0)	—	—	—	—	—
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$—	$—	$3,037.1
Net income	—	—	395.8	—	—	—	395.8
Other comprehensive income, net of tax	—	—	—	(13.2)	—	—	(13.2)
Dividends declared on common stock	—	—	(189.3)	—	—	—	(189.3)
Issuance of common stock	—	13.2	—	—	—	—	13.2
Stock-based compensation	—	0.8	—	—	—	—	0.8
Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$—	$—	$3,244.4
Net income	—	—	271.3	—	—	—	271.3
Other comprehensive income, net of tax	—	—	—	6.3	—	—	6.3
Dividends declared on common stock	—	—	(209.7)	—	—	—	(209.7)
Issuance of common stock	—	7.2	—	—	—	—	7.2
Stock-based compensation	—	6.5	—	—	—	—	6.5
Balance at December 31, 2015	$2.0	$1,099.3	$2,259.8	$(35.1)	$—	$—	$3,326.0

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and has the ability to exercise significant influence.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC.  OG&E was incorporated in 1902 under the laws of the Oklahoma Territory, and is a wholly owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment currently represents the Company's investment in Enable through its wholly owned subsidiary OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns a crude oil gathering business in the Bakken shale formation, principally located in the Williston basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. For periods prior to the formation of Enable, the natural gas midstream operations segment reflected the consolidated results of Enogex Holdings. All significant intercompany transactions have been eliminated in consolidation.

Enable was formed effective May 1, 2013 by the Company, the ArcLight group and CenterPoint to own and operate the midstream businesses of the Company and CenterPoint. In the formation transaction, the Company and the ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company's contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, the Company began accounting for its interest in Enable using the equity method of accounting.

In April 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2015, the Company owned approximately 111.0 million limited partner units, or 26.3 percent, of which 68.2 million limited partner units were subordinated.

On January 22, 2016, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. Based on current commodity prices, Enable has seen changes in producer activity that have negatively impacted Enable's operations and financial position and could see additional changes in producer activity that may negatively impact Enable's operations and affect its future distribution rates. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Holdings is entitled to 60 percent of those “incentive distributions.” In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such. Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The "Distrigas" method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  The Company adopted this method in January 1996 as a result of a recommendation by the OCC Staff.  The Company believes this method provides a reasonable basis for allocating common expenses.

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2015	2014
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$36.6	$19.7
Fuel clause under recoveries	—	68.3
Other (A)(B)	9.9	10.2
Total Current Regulatory Assets	$46.5	$98.2
Non-Current
Benefit obligations regulatory asset	$242.2	$261.1
Income taxes recoverable from customers, net	56.7	56.1
Smart Grid	43.6	43.9
Deferred storm expenses	27.6	17.5
Unamortized loss on reacquired debt	14.8	16.1
Other (B)	17.3	15.7
Total Non-Current Regulatory Assets	$402.2	$410.4
Regulatory Liabilities
Current
Fuel clause over recoveries	$61.3	$—
Crossroads wind farm rider over recovery (C)	2.9	10.3
Smart Grid rider over recovery (C)	2.0	12.5
Other (C)	2.6	1.6
Total Current Regulatory Liabilities	$68.8	$24.4
Non-Current
Accrued removal obligations, net	$254.9	$248.1
Pension tracker	17.7	14.9
Total Non-Current Regulatory Liabilities	$272.6	$263.0

(A)	Included in Other Current Assets on the Consolidated Balance Sheets.

(B)	Prior year amount of $1.1 million reclassified from Non-Current Other assets to Current Other assets.

(C)	Included in Other Current Liabilities on the Consolidated Balance Sheets.

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

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in December 2012, which allowed for the recovery of demand program costs, lost revenues associated with certain achieved energy, demand savings and performance based incentives and the recovery of costs associated with research and development investments through December 2015.

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

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2015	2014
Pension Plan and Restoration of Retirement Income Plan
Net loss	$214.1	$196.7
Prior service cost	—	0.6
Postretirement Benefit Plans
Net loss	34.2	83.6
Prior service cost	(6.1)	(19.8)
Total	$242.2	$261.1

The following amounts in the benefit obligations regulatory asset at December 31, 2015 are expected to be recognized as components of net periodic benefit cost in 2016:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$13.1
Prior service cost	—
Postretirement Benefit Plans
Net loss	2.0
Prior service cost	6.1
Total	$21.2

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

OG&E defers annual Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports. These amounts are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters and were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the regulatory assets and liabilities table above. These costs are expected to be recovered in base rates in OG&E's next general rate case.

Net accrued removal obligations represent asset retirement costs previously recovered from ratepayers for other than legal obligations.

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

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.4 million and $1.6 million at December 31, 2015 and 2014, respectively.

New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed.  New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC.  The payment behavior of all existing customers is continuously monitored and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $119.3 million and $66.7 million at December 31, 2015 and 2014, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system is being directed to OG&E's power plants over a five year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets and an additional $2.7 million was reclassified to current Fuel Inventories on the Balance Sheets. As of December 31, 2015, the balance of cushion gas in Other Deferred Assets is approximately $5.4 million.

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

The table below presents OG&E's ownership interest in the jointly-owned McClain Plant and the jointly-owned Redbud Plant, and, as disclosed below, only OG&E's ownership interest is reflected in the property, plant and equipment and accumulated depreciation balances in these tables.  The owners of the remaining interests in the McClain Plant and the Redbud Plant are responsible for providing their own financing of capital expenditures.  Also, only OG&E's proportionate interests of any direct expenses of the McClain Plant and the Redbud Plant, such as fuel, maintenance expense and other operating expenses, are included in the applicable financial statement captions in the Consolidated Statements of Income.

December 31, 2015 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$220.4	$62.8	$157.6
Redbud Plant (A)(B)	51%	$487.5	$101.2	$386.3

(A)	Construction work in progress was $1.6 million and $1.3 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

December 31, 2014 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$207.7	$46.6	$161.1
Redbud Plant (A)(B)	51%	$484.1	$81.8	$402.3

(A)	Construction work in progress was $0.5 million and $0.4 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

OGE Energy Consolidated

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2015 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$139.0	$112.7	$26.3
OGE Energy property, plant and equipment	139.0	112.7	26.3
OG&E
Distribution assets	3,728.8	1,152.8	2,576.0
Electric generation assets (A)	3,837.4	1,407.0	2,430.4
Transmission assets (B)	2,454.2	440.7	2,013.5
Intangible plant	81.0	38.0	43.0
Other property and equipment	356.4	123.2	233.2
OG&E property, plant and equipment	10,457.8	3,161.7	7,296.1
Total property, plant and equipment	$10,596.8	$3,274.4	$7,322.4

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.5 million.

December 31, 2014 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$151.7	$113.3	$38.4
OGE Energy property, plant and equipment	151.7	113.3	38.4
OG&E
Distribution assets	3,559.5	1,086.7	2,472.8
Electric generation assets (A)	3,620.1	1,345.1	2,275.0
Transmission assets (B)	2,370.0	417.8	1,952.2
Intangible plant	67.6	31.1	36.5
Other property and equipment	330.0	125.0	205.0
OG&E property, plant and equipment	9,947.2	3,005.7	6,941.5
Total property, plant and equipment	$10,098.9	$3,119.0	$6,979.9

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.4 million.

The following table summarizes the Company's unamortized computer software costs.

Year ended December 31 (In millions)	2015	2014
OGE Energy (holding company)	$2.4	$4.5
OG&E	34.3	33.6
Total	$36.7	$38.1

The following table summarizes the Company's amortization expense for computer software costs.

Year ended December 31 (In millions)	2015	2014	2013
OGE Energy (holding company)	$2.0	$4.3	$6.4
OG&E	6.9	5.2	4.0
Enogex LLC	—	—	0.8
Total	$8.9	$9.5	$11.2

Depreciation and Amortization

The provision for depreciation, which was 2.9 percent and 2.8 percent of the average depreciable utility plant for 2015 and 2014, respectively, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2016, the provision for depreciation is projected to be 2.9 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2015, 96.4 percent will be amortized over nine years with the remaining 3.6 percent of the intangible plant balance at December 31, 2015 being amortized over 26 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27 year life and $3.3 million for certain transmission substation facilities in OG&E's service territory, which are being amortized over a 37 to 59 year period.

Investment in Unconsolidated Affiliate

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. The Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable as presented on the Company's Consolidated Balance Sheet at December 31, 2015. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from three to 74 years.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2015 and 2014.

(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Accretion expense	2.6	2.5
Revisions in estimated cash flows (A)	1.6	1.7
Additions (B)	0.9	—
Liabilities settled (C)	(0.4)	(0.8)
Balance at December 31	$63.3	$58.6

(A)	Assumptions changed related to the estimated cost of removal for one of OG&E's generating facilities.

(B)	OG&E recorded an asset retirement obligation for $0.9 million for the ash pond located at the Muskogee generating facility.

(C)	In 2015, asset retirement obligations were settled for the asbestos abatement at one of OG&E's generating facilities.

Allowance for Funds Used During Construction

Allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net Other Income and a reduction to Interest Expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.1 percent, 6.9 percent and 8.3 percent for the years ended December 31, 2015, 2014 and 2013, respectively.  The increase in the allowance for funds used during construction rates in 2015 was primarily due to short-term debt not being used to finance construction projects, which caused the equity portion of allowance for funds used during construction to increase.

Collection of Sales Tax

In the normal course of its operations, OG&E collects sales tax from its customers.  OG&E records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities. OG&E excludes the sales tax collected from its operating revenues.

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

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

Enogex LLC recognized revenue from natural gas gathering, processing, transportation and storage services to third parties as services were provided.  Revenue associated with NGLs was recognized when the production was sold.

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

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented FERC-approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Goods Sold in its Consolidated Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company uses the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Company recognizes interest related to unrecognized tax benefits in Interest Expense and recognizes penalties in Other Expense in the Consolidated Statements of Income.

Accrued Vacation

The Company accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned, but not taken.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in the components of accumulated other comprehensive loss attributable to OGE Energy during 2014 and 2015. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Settlement cost	Net loss	Prior service cost	Total
Balance at December 31, 2013	$(27.4)	$0.1	$—	$(5.8)	$5.1	$(28.0)
Other comprehensive income (loss) before reclassifications	(11.1)	—	—	(3.1)	—	(14.2)
Amounts reclassified from accumulated other comprehensive income (loss)	1.7	—	—	0.9	(1.8)	0.8
Net current period other comprehensive income (loss)	(9.4)	—	—	(2.2)	(1.8)	(13.4)
Balance at December 31, 2014	$(36.8)	$0.1	$—	$(8.0)	$3.3	$(41.4)
Other comprehensive income (loss) before reclassifications	(9.5)	—	—	9.3	—	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	—	4.6	1.2	(1.8)	6.5
Net current period other comprehensive income (loss)	(7.0)	—	4.6	10.5	(1.8)	6.3
Balance at December 31, 2015	$(43.8)	$0.1	$4.6	$2.5	$1.5	$(35.1)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the years ended December 31, 2015 and 2014.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
(In millions)	2015	2014
Losses on cash flow hedges
Interest rate swap	$—	$(0.3)	Interest expense
	—	(0.3)	Total before tax
	—	(0.1)	Tax benefit
	$—	$(0.2)	Net of tax

Amortization of defined benefit pension and restoration of retirement income plan items
Actuarial losses	$(4.7)	$(3.0)	(A)
(Settlement) curtailment cost	(7.5)	0.2	(A)
	(12.2)	(2.8)	Total before tax
	(5.1)	(1.1)	Tax benefit
	$(7.1)	$(1.7)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$(2.0)	$(1.4)	(A)
Prior service cost	2.9	2.9	(A)
	0.9	1.5	Total before tax
	0.3	0.6	Tax expense
	$0.6	$0.9	Net of tax

Total reclassifications for the period	$(6.5)	$(1.0)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 12 for additional information).

The amounts in accumulated other comprehensive loss at December 31, 2015 that are expected to be recognized into earnings in 2016 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$(4.8)
Postretirement Benefit Plans
Net loss	—
Prior service cost	(2.6)
Total, net of tax	$(7.4)

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  The Company had $10.0 million and $7.5 million in accrued environmental liabilities at December 31, 2015 and 2014, respectively, which are included in the asset retirement obligations table.

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has yet to select a transition method or determine the impact on its consolidated financial statements, however, the impact is not expected to be material.
Consolidation. In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)". The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The new standard modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities along with eliminating the presumption that a general partner should consolidate a limited partnership. The new standard is effective for fiscal years beginning after December 15, 2015. The Company does not believe the new standard will result in the consolidation of any non-consolidated entities.
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will reflect the impact of this ASU in the first quarter of 2016. The Company does not believe the new standard will have a material effect on its financial statements.
Intangibles-Goodwill and Other-Internal Use Software. In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40)". The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. The absence of a software license requires accounting for the arrangement as a service contract. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will reflect the impact of this ASU in the first quarter of 2016 and does not believe the new standard will have a material effect on its financial statements.
Fair Value Measurement. In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2015-07).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also eliminates certain disclosures for investments measured at fair value using the net asset value per share practical expedient.  The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and requires retrospective presentation. Adoption of this new standard is applicable to the Company's benefit plans and will not impact the Company's Pension Plan's Statement of Net Assets Available for Benefits or Statement of Changes in Net Assets Available for Benefits.
Income Taxes. In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740)”. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in the statements of financial position. The classification change for all deferred taxes as non-current simplifies entities' processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Because ASU 2015-17 simplifies balance sheet presentation, the Company has elected to prospectively adopt the accounting standard for 2015.

3.	Investment in Unconsolidated Affiliate and Related Party Transactions

On March 14, 2013, the Company entered into a Master Formation Agreement with the ArcLight group and CenterPoint pursuant to which the Company, the ArcLight Group and CenterPoint, agreed to form Enable to own and operate the midstream businesses of the Company and CenterPoint that was initially structured as a private limited partnership. This transaction closed on May 1, 2013.
Pursuant to the Master Formation Agreement, the Company and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. Immediately prior to closing, on May 1, 2013, the ArcLight group contributed $107.0 million and OGE Energy contributed $9.1 million to Enogex LLC in order to pay down short-term debt.
The general partner of Enable is equally controlled by CenterPoint and OGE Energy, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, the Company deconsolidated its interest in Enogex Holdings and began accounting for its interest in Enable using the equity method of accounting.
In April 2014, Enable completed an initial public offering of 25,000,000 common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2015, the Company owned approximately 111.0 million limited partner units, or 26.3 percent, of which 68.2 million limited partner units were subordinated.

CenterPoint and the Company also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following the initial public offering. See Note 1 for more information regarding incentive distributions.

Distributions received from Enable were $139.3 million and $143.7 million during the years ended December 31, 2015 and 2014, respectively.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, since its formation on May 1, 2013 are discussed below. Prior to May 1, 2013, operating costs charged and related party transactions between the Company and Enogex Holdings were eliminated in consolidation. The Company's interest in Enogex Holdings was deconsolidated on May 1, 2013.

On May 1, 2013, the Company and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby the Company agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days' notice if approved by the board of Enable's general partner. As of December 31, 2015, Enable terminated all support services except IT, payroll and benefits. Under these agreements, the Company charged operating costs to Enable of $12.0 million and $16.8 million for December 31, 2015 and 2014, respectively. The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  Effective April 1, 2014, Enable’s general partner, the Company and CenterPoint agreed to reduce certain governance related costs billed to Enable for transition services.

Additionally, the Company agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. The Company did not transfer any employees to Enable at the formation of the partnership or any time through December 31, 2014. In October 2014, CenterPoint, the Company and Enable agreed to continue the secondment to Enable for 192 employees that participate in the Company's defined benefit and retirement plans, beyond December 31, 2014. The remaining seconded employees were terminated from the Company on December 31, 2014 and were offered employment by Enable. The Company billed Enable for reimbursement of $32.1 million and $104.8 million in 2015 and 2014, respectively, under the Transitional Seconding Agreement for employment costs incurred on or after May 1, 2013.

The Company had accounts receivable from Enable of $1.7 million and $5.6 million as of December 31, 2015 and 2014, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Enable reimbursed the Company for Mr. Delaney's services as interim President and Chief Executive Officer for the months of June through November, 2015. Enable paid Mr. Delaney directly for his services for the period from December 1, 2015 to December 31, 2015.

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2015, 2014 and the eight months ended December 31, 2013.

	Year Ended December 31,
(In millions)	2015	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$13.8	$13.3	$7.7
Cost of Sales:
Natural gas transportation services	$35.0	$34.9	$23.2
Natural gas storage services	—	4.4	8.6
Natural gas purchases/(sales)	7.6	8.7	14.8

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below for the years ended December 31, 2015 and 2014 and for the eight months ended December 31, 2013.

Balance Sheet	December 31,
(In millions)	2015	2014
Current assets	$381	$438
Non-current assets	10,857	11,399
Current liabilities	615	671
Non-current liabilities	3,092	2,344

Income Statement	Year Ended December 31,
(In millions)	2015	2014	2013
Operating revenues	$2,418	$3,367	$2,123
Cost of natural gas and natural gas liquids	1,097	1,914	1,241
Operating income (loss)	(712)	586	322
Net income (loss)	(752)	530	289

The formation of Enable was considered a business combination, and CenterPoint was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to Enable's equity of $2.2 billion.  Due to the contribution of Enogex LLC to Enable meeting the requirements of being in substance real estate and the recording the initial investment at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in the Company's recording of its equity in earnings of Enable.

The Company recorded equity in earnings of unconsolidated affiliates of $15.5 million and $172.6 million for the years ended December 31, 2015 and 2014, respectively. Equity in earnings of unconsolidated affiliates includes OGE Energy's share of Enable earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex LLC to Enable in May 2013, and subsequent issuances of equity by Enable, including the initial public offering in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $783.5 million as of December 31, 2015.

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(In millions)	2015	2014
OGE's share of Enable Net Income (Loss)	$(16.0)	$143.1
Amortization of basis difference	13.5	14.0
Elimination of Enogex Holdings fair value and other adjustments	18.0	15.5
Equity in earnings of unconsolidated affiliates	$15.5	$172.6

Enable tests its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. Subsequent to the completion of the October 1, 2014 annual goodwill impairment test and previous interim assessment as of December 31, 2014, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which Enable operates. Based on the decline in producer activity and the forecasted impact on future periods, in addition to an increase in the weighted average cost of capital, Enable determined that the impact on its forecasted operating profits and cash flows for its gathering and processing and transportation and storage segments for the next five years would be significantly reduced. As a result, when Enable performed the first step of its annual goodwill impairment analysis as of October 1, 2015, it determined that the carrying value of the gathering and processing and transportation and storage segments exceeded fair value. Enable completed the second step of the goodwill impairment analysis comparing the implied fair value for those reporting units to the carrying amount of that goodwill and determined that goodwill for those units was completely impaired in the amount of $1,086.4 million as of September 30, 2015.

Accordingly, the Company recorded a $108.4 million pre-tax charge in the third quarter of 2015 for its share of the goodwill impairment, as adjusted for the basis differences.

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

The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014, except for long-term debt which is valued at the carrying amount.  The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy. The Company's long-term debt is recorded at the carrying amount. The following table summarizes the fair value and carrying amount of the Company's long-term debt at December 31, 2015 and 2014.

	2015		2014
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,510.2	$2,754.6	$2,509.7	$2,957.7
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.0	9.2	10.2	10.3
OGE Energy Senior Notes	100.0	99.9	100.0	99.9

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

Credit Risk

The Company is exposed to certain credit risks relating to its ongoing business operations. Credit risk includes the risk that counterparties who owe the Company money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, the Company may be forced to enter into alternative arrangements. In that event, the Company's financial results could be adversely affected and the Company could incur losses.

Income Statement Presentation Related to Derivative Instruments

The Company had no derivative instruments included in its Consolidated Statements of Income in 2015 or 2014. The following tables present the effect of derivative instruments on the Company's Consolidated Statements of Income in 2013.

Derivatives in Cash Flow Hedging Relationships

(In millions)	Amount Recognized in Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount Recognized in Income
Natural Gas Financial Futures/Swaps	$(0.2)	$5.2	$—
Interest Rate Swap	—	(0.2)	—
Total	$(0.2)	$5.0	$—

Derivatives Not Designated as Hedging Instruments

(In millions)	Amount Recognized in Income
Natural Gas Physical Purchases/Sales	$(6.1)
Natural Gas Financial Futures/Swaps	1.0
Total	$(5.1)

6.	Stock-Based Compensation

In 2013, the Company adopted, and its shareholders approved, the Stock Incentive Plan. The Stock Incentive Plan replaced the 2008 Plan and no further awards will be granted under the 2008 Plan.  Under the Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of the Company and its subsidiaries. The Company has authorized the issuance of up to 7,400,000 shares under the Stock Incentive Plan.

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2015, 2014 and 2013 related to the Company's performance units and restricted stock.

Year ended December 31 (In millions)	2015	2014	2013
Performance units
Total shareholder return	$7.6	$8.3	$8.4
Earnings per share	0.7	3.7	2.3
Total performance units	8.3	12.0	10.7
Restricted stock	0.1	—	0.4
Total compensation expense	8.4	12.0	11.1
Less: Amount paid by unconsolidated affiliates	0.5	3.6	3.1
Net compensation expense	$7.9	$8.4	$8.0
Income tax benefit	$3.1	$3.3	$3.1

The Company has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2015, 2014 and 2013, there were 82,046 shares, 494,637 shares and 548,344 shares, respectively, of new common stock issued pursuant to the Company's Stock Incentive Plan related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2015, there were 1,070 shares of restricted stock returned to the Company to satisfy tax liabilities.

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

	2015	2014	2013
Number of units granted	264,454	219,106	316,162
Fair value of units granted	$31.02	$34.80	$25.89
Expected dividend yield	2.6%	2.5%	2.8%
Expected price volatility	16.9%	20.0%	20.0%
Risk-free interest rate	0.91%	0.67%	0.37%
Expected life of units (in years)	2.85	2.86	2.84

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

	2015	2014	2013
Number of units granted	88,156	73,037	74,570
Fair value of units granted	$33.99	$34.81	$26.73

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

	2015	2014	2013
Shares of restricted stock granted	958	7,037	5,940
Fair value of restricted stock granted	$26.11	$35.71	$29.71

A summary of the activity for the Company's performance units and restricted stock at December 31, 2015 and changes in 2015 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/14	892,991			297,687			12,501
Granted	264,454	(A)		88,156	(A)		958
Converted	(343,395)	(B)	$0.2	(114,366)	(B)	$4.9	N/A
Vested	N/A			N/A			(4,772)	$0.1
Forfeited	(89,992)			(30,007)			(1,064)
Units/Shares Outstanding at 12/31/15	724,058		$—	241,470		$—	7,623	$0.3
Units/Shares Fully Vested at 12/31/15	327,115		$—	109,154		$—

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2014 which were settled in February 2015.

A summary of the activity for the Company's non-vested performance units and restricted stock at December 31, 2015 and changes in 2015 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/14	556,844		$29.38	185,737		$29.90	12,501	$32.65
Granted	264,454	(A)	$31.02	88,156	(A)	$33.99	958	$26.11
Converted	(7,248)	(B)	$28.95	(2,416)	(B)	$28.95	N/A	N/A
Vested	(327,115)		$25.89	(109,154)		$26.73	(4,772)	$32.33
Forfeited	(89,992)		$31.48	(30,007)		$32.95	(1,064)	$25.87
Units/Shares Non-Vested at 12/31/15	396,943		$32.83	132,316		$34.30	7,623	$29.68
Units/Shares Expected to Vest	390,820	(C)		130,274	(C)		7,623

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	Units paid out under terms of plan to member on long-term disability.

(C)	There is no intrinsic value of the performance units based on total shareholder return and earnings per share.

Fair Value of Vested Performance Units and Restricted Stock

A summary of the Company's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2015	2014	2013
Performance units
Total shareholder return	$8.5	$9.5	$8.2
Earnings per share	—	3.8	4.9
Restricted stock	0.2	0.2	0.7

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2015	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$6.7	1.68
Earnings per share	2.4	1.69
Total performance units	9.1
Restricted stock	0.1	1.60
Total	$9.2

Stock Options

The Company last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options had a contractual life of 10 years and none are outstanding.

A summary of the activity for the Company's exercised stock options in 2013 is shown in the following table.

Year ended December 31 (In millions)	2013
Intrinsic value (A)	$1.4
Cash received from stock options exercised	0.4

(A)	The difference between the market value on the date of exercise and the option exercise price.

7.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2015	2014	2013
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$2.3	$—	$9.7
Investment in Enable (Note 3)	—	—	1,248.6

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest (net of interest capitalized) (A)	$145.4	$150.8	$151.1
Income taxes (net of income tax refunds)	(3.4)	0.2	(1.1)

(A)	Net of interest capitalized of $4.2 million, $2.4 million and $5.4 million in 2015, 2014 and 2013, respectively.

8.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2015	2014	2013
Provision (Benefit) for Current Income Taxes
Federal	$—	$—	$—
State	(5.2)	(4.5)	4.3
Total Provision (Benefit) for Current Income Taxes	(5.2)	(4.5)	4.3
Provision for Deferred Income Taxes, net
Federal	98.8	160.0	154.4
State	4.5	18.2	(26.4)
Total Provision for Deferred Income Taxes, net	103.3	178.2	128.0
Deferred Federal Investment Tax Credits, net	(0.7)	(0.9)	(2.0)
Total Income Tax Expense	$97.4	$172.8	$130.3

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year ended December 31	2015	2014	2013
Statutory Federal tax rate	35.0%	35.0%	35.0%
Federal renewable energy credit (A)	(8.9)	(6.7)	(7.2)
Remeasurement of state deferred tax liabilities	(0.8)	0.4	(4.1)
401(k) dividends	(0.7)	(0.5)	(0.5)
Federal investment tax credits, net	(0.2)	(0.2)	(0.4)
Income attributable to noncontrolling interest	—	—	(0.3)
State income taxes, net of Federal income tax benefit	0.1	1.2	0.4
Uncertain tax positions	0.7	0.5	1.5
Amortization of net unfunded deferred taxes	0.9	0.6	0.6
Other	0.3	0.1	(0.1)
Effective income tax rate	26.4%	30.4%	24.9%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. As discussed in Note 2, the Company early adopted for the year ended December 31, 2015, ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax liabilities and assets, and any related valuation allowance, to be classified as non-current on the balance sheet. The Company's adoption was applied prospectively, and as such, the 2014 presentation of deferred taxes were not retroactively adjusted. The components of Deferred Income Taxes at December 31, 2015 and 2014, respectively, were as follows:

December 31 (In millions)		2014
Current Deferred Income Tax Assets
Net operating losses		$158.4
Accrued liabilities		15.6
Federal tax credits		12.4
Accrued vacation		4.4
Uncollectible accounts		0.6
Total Current Deferred Income Tax Assets		$191.4

December 31 (In millions)	2015	2014
Non-Current Deferred Income Tax Liabilities, net
Accelerated depreciation and other property related differences	$2,016.0	$1,936.8
Investment in Enable Midstream Partners	623.4	641.8
Company pension plan	13.7	34.6
Income taxes refundable to customers, net	22.0	21.7
Regulatory asset	32.7	24.7
Bond redemption-unamortized costs	4.8	5.3
Derivative instruments	1.5	1.8
Federal tax credits	(184.4)	(139.0)
State tax credits	(106.7)	(98.6)
Net operating losses	(94.6)	(19.8)
Postretirement medical and life insurance benefits	(56.2)	(56.4)
Regulatory liabilities	(46.3)	(58.0)
Asset retirement obligations	(22.5)	(21.4)
Accrued liabilities	(14.0)	—
Accrued vacation	(3.2)	—
Deferred Federal investment tax credits	(0.9)	(0.4)
Uncollectible accounts	(0.5)	—
Other	(6.6)	(4.8)
Non-Current Deferred Income Tax Liabilities, net	$2,178.2	$2,268.3

As of December 31, 2015, the Company has classified $13.2 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2015, 2014, and 2013.

(In millions)	2015	2014	2013
Balance at January 1	$10.5	$7.8	$—
Tax positions related to current year:
Additions	2.7	2.7	2.7
Tax positions related to prior years:
Additions	—	—	5.1
Balance at December 31	$13.2	$10.5	$7.8

Where applicable, the Company classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2015, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $13.2 million as of December 31, 2015.
In January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2015, OG&E recorded an additional reserve for this item of $4.2 million ($2.7 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

Other

The Company sustained Federal and state tax operating losses through 2013 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, the Company had accrued Federal and state income tax benefits carrying into 2015. As the Company can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years. In addition to the operating losses, the Company was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$695.5	$25.6	2030
Federal operating loss	197.3	69.0	2030
Federal tax credits	184.4	184.4	2029
State tax credits
Oklahoma investment tax credits	127.8	83.0	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.3	16.4	2020

The Company has a Federal tax operating loss primarily caused by numerous extensions of accelerated tax bonus depreciation provision which allowed the Company to record current income tax deductions for the cost of certain property placed into service. During 2013, the Company began to utilize these net operating losses.

On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law. Among other things, the law included an extension of bonus depreciation for 2015, 2016 and 2017 at a rate of 50 percent. The law reduces the bonus depreciation to 40 percent and 30 percent in 2018 and 2019, respectively. The impact of the new law was reflected in the Company's 2015 Consolidated Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss. With this extension of bonus depreciation, the Company's utilization of net operating losses will continue into 2016.

The Company has generated excess tax benefits of $28.3 million related to its equity based compensation plan which have not been recognized during the time it has been in a net operating loss position.  This balance is available to offset future taxable income in addition to the net operating loss balances presented above. The tax benefit and the credit to additional paid-in capital related to these payments will be recorded at a future date when the deduction reduces current taxes payable.

9.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued 217,370 shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2015 and received proceeds of $7.2 million.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market. At December 31, 2015, there were 4,774,442 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to OGE Energy by the weighted average number of the Company's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for the Company consist of performance units and restricted stock. Basic and diluted earnings per share for the Company were calculated as follows:

(In millions)	2015	2014	2013
Net Income	$271.3	$395.8	$387.6
Average Common Shares Outstanding
Basic average common shares outstanding	199.6	199.2	198.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	—	0.7	1.2
Diluted average common shares outstanding	199.6	199.9	199.4
Basic Earnings Per Average Common Share	$1.36	$1.99	$1.96
Diluted Earnings Per Average Common Share	$1.36	$1.98	$1.94

Dividend Restrictions

The Company’s Certificate of Incorporation places restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. As there is no preferred stock outstanding, that restriction did not place any effective limit on the Company’s ability to pay dividends to its shareholders. Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $387.7 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.9 billion of the Company’s retained earnings as of December 31, 2015 are unrestricted for the payment of dividends.

The Company depends on receipts from its equity investment in Enable and dividends from OG&E to pay dividends to its shareholders. Enable’s partnership agreement requires that it distribute all “available cash”, as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $411.0 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.7 billion of OG&E’s retained earnings as of December 31, 2015 are unrestricted for the payment of dividends.

10.	Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization.  At December 31, 2015, the Company was in compliance with all of its debt agreements.

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

Long-Term Debt Maturities

Maturities of the Company's long-term debt during the next five years consist of $110.2 million, $225.2 million, $250.1 million, $250.1 million and $0.1 million in years 2016, 2017, 2018, 2019 and 2020, respectively.

The Company has previously incurred costs related to debt refinancing.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset, unamortized debt expense is classified as Deferred Charges and Other Assets and the unamortized premium and discount on long-term debt is classified as Long-Term Debt in the Consolidated Balance Sheets and are being amortized over the life of the respective debt.

11.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  As of December 31, 2015, the Company had no short-term debt compared to a balance of $98.0 million at December 31, 2014, at a weighted-average interest rate of 0.41 percent.  The following table provides information regarding the Company's revolving credit agreements and available cash at December 31, 2015.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
	(In millions)
OGE Energy (B)	$750.0	$—	—%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	1.9	0.95%	(D)	December 13, 2018	(E)
Total	$1,150.0	$1.9	0.95%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2015.

(B)	This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In December 2011, the Company and OG&E entered into unsecured five-year revolving credit agreements to total in the aggregate $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E). Each of the credit facilities contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, the Company and OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of their credit agreements from December 13, 2016 to December 13, 2017. In the second quarter of 2014, the Company and OG&E utilized their second extension to extend the maturity of their respective credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2015, commitments of approximately $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.

12.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2015 and 2014, the Company did not make any contributions to its Pension Plan. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2016.  Any contribution to the Pension Plan during 2016 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

As discussed in Note 3, CenterPoint, the Company and Enable agreed to continue the secondment to Enable of 192 employees that participate in the Company's defined benefit and retirement plans beyond December 31, 2014, while 277 employees that participated in the Retirement Plan and 59 employees entitled to life insurance benefits only were terminated. As a result, the Company incurred a curtailment that reduced the pension expense charged to Enable by $0.2 million for the year ended December 31, 2014.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $16.2 million in the third quarter and $5.5 million in the fourth quarter of 2015, of which $14.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2015 and 2014. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheets.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2015 was $610.9 million and $24.6 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2014 was $688.4 million and $18.7 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Beginning obligations	$725.0	$658.1	$19.7	$14.0	$280.9	$258.2
Service cost	16.1	15.3	1.3	1.1	1.5	3.1
Interest cost	26.1	28.1	0.7	0.6	10.3	11.4
Plan curtailments	—	(0.7)	—	—	—	(0.6)
Plan settlements	(60.7)	—	—	—	—	—
Participants' contributions	—	—	—	—	3.4	3.4
Actuarial (gains) losses	(11.3)	79.3	4.0	4.1	(55.1)	19.5
Benefits paid	(15.2)	(55.1)	(0.6)	(0.1)	(15.7)	(14.1)
Ending obligations	$680.0	$725.0	$25.1	$19.7	$225.3	$280.9

Change in Plans' Assets
Beginning fair value	$679.8	$654.9	$—	$—	$59.6	$61.4
Actual return on plans' assets	(22.2)	80.0	—	—	(0.5)	1.8
Employer contributions	—	—	0.6	0.1	8.5	7.1
Plan settlements	(60.7)	—	—	—	—	—
Participants' contributions	—	—	—	—	3.4	3.4
Benefits paid	(15.2)	(55.1)	(0.6)	(0.1)	(15.7)	(14.1)
Ending fair value	$581.7	$679.8	$—	$—	$55.3	$59.6
Funded status at end of year	$(98.3)	$(45.2)	$(25.1)	$(19.7)	$(170.0)	$(221.3)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$16.1	$15.3	$19.0	$1.3	$1.1	$1.2	$1.5	$3.1	$4.3
Interest cost	26.1	28.1	26.7	0.7	0.6	0.5	10.3	11.4	10.3
Expected return on plan assets	(46.0)	(45.3)	(48.4)	—	—	—	(2.4)	(2.4)	(2.5)
Amortization of net loss	18.0	14.3	26.5	0.6	0.2	0.4	13.9	12.3	21.5
Amortization of unrecognized prior service cost (A)	0.4	1.7	1.8	0.1	0.2	0.3	(16.5)	(16.5)	(16.5)
Curtailment	—	(0.2)	—	—	—	—	—	—	—
Settlement	21.7	—	22.4	—	—	—	—	—	—
Total net periodic benefit cost	36.3	13.9	48.0	2.7	2.1	2.4	6.8	7.9	17.1
Less: Amount paid by unconsolidated affiliates	4.2	3.2	5.9	0.1	0.1	0.1	1.3	1.3	1.5
Net periodic benefit cost (B)	$32.1	$10.7	$42.1	$2.6	$2.0	$2.3	$5.5	$6.6	$15.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $40.2 million, $19.3 million and $60.0 million of net periodic benefit cost recognized in 2015, 2014 and 2013, respectively, the Company recognized the following:

•
an increase in pension expense in 2015, 2014 and 2013 of $12.8 million, $11.2 million and $5.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2015, 2014 and 2013 of $5.8 million, $5.2 million and $0.6 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
a deferral of pension expense in 2015 and 2013 of $14.0 million and $17.0 million related to pension settlement charges of $21.7 million and $22.4 million, respectively, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense in 2015 of $1.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $21.7 million.

(In millions)	2015	2014	2013
Capitalized portion of net periodic pension benefit cost	$5.0	$3.4	$6.4
Capitalized portion of net periodic postretirement benefit cost	1.9	2.0	4.5

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	3.80%	4.60%	4.25%	3.80%	4.60%
Rate of return on plans' assets	7.50%	7.50%	8.00%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	6.10%	7.85%	8.35%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.48%	4.48%
Ultimate trend year	N/A	N/A	N/A	2026	2028	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption was 7.5 percent in both 2015 and 2014, which was used in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 6.1 percent in 2016 with the rates trending downward to 4.5 percent by 2026.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2015	2014	2013
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.2	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2015	2014	2013
Effect on aggregate of the service and interest cost components	$0.1	$0.1	$0.1
Effect on accumulated postretirement benefit obligations	0.7	0.7	0.6

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

Asset Class	Comparative Benchmark(s)
Core Fixed Income	Duration blended Barclays Aggregate & Long Government/Credit
Interest Rate Sensitive Fixed Income	Duration blended Barclays Aggregate & Long Government/Credit
Long Duration Fixed Income	Barclays Long Government/Credit
Equity Index	Standard & Poor's 500 Index
All-Cap Equity	Russell 3000 Index
Russell 3000 Value Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-US

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

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets, and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets, and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell Midcap Index, small dividend yield, return on equity at or near the Russell Midcap Index and an earnings per share growth rate at or near the Russell Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an earnings per share growth rate at or near the Russell 2000.  The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including: regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International All Country World ex-US Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International All Country World ex-US Index is a market value weighted index designed to measure the combined equity market performance of developed and emerging markets countries, excluding the United States. All of the equities which are purchased for the international portfolio are thoroughly researched.  Only companies with a market capitalization in excess of $100.0 million are allowable.  No more than five percent of the portfolio can be invested in any one stock at the time of purchase. All securities are freely traded on a recognized stock exchange and there are no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

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

Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no Level 3 investments held by the Pension Plan at December 31, 2015 and 2014.

(In millions)	December 31, 2015	Level 1	Level 2
Common stocks
U.S. common stocks	$189.0	$189.0	$—
Foreign common stocks	19.1	19.1	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	158.9	158.9	—
Mortgage-backed securities	2.2	—	2.2
Bonds, debentures and notes (B)
Corporate fixed income and other securities	140.2	—	140.2
Mortgage-backed securities	12.3	—	12.3
Commingled fund (C)	24.4	—	24.4
Other	6.9	—	6.9
Foreign government bonds	5.6	—	5.6
U.S. municipal bonds	4.9	—	4.9
Interest-bearing cash	11.5	11.5	—
Money market fund	11.7	—	11.7
Preferred stocks (foreign)	0.3	0.3	—
Forward contracts
Receivable (foreign currency)	0.1	—	0.1
Payable (foreign currency)	(0.1)	—	(0.1)
Total Plan investments	$587.0	$378.8	$208.2
Receivable from broker for securities sold	—
Interest and dividends receivable	3.5
Payable to broker for securities purchased	(8.8)
Total Plan assets	$581.7

(In millions)	December 31, 2014	Level 1	Level 2
Common stocks
U.S. common stocks	$201.4	$201.4	$—
Foreign common stocks	31.3	31.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	203.2	203.2	—
Mortgage-backed securities	20.6	—	20.6
Bonds, debentures and notes (B)
Corporate fixed income and other securities	167.1	—	167.1
Mortgage-backed securities	19.3	—	19.3
Commingled fund (C)	25.1	—	25.1
Common/collective trust (D)	29.9	—	29.9
Foreign government bonds	7.2	—	7.2
U.S. municipal bonds	3.5	—	3.5
Interest-bearing cash	0.2	0.2	—
Preferred stocks (foreign)	1.2	1.2	—
Forward contracts
Receivable (foreign currency)	11.3	—	11.3
Payable (foreign currency)	(15.6)	—	(15.6)
Total Plan investments	$705.7	$437.3	$268.4
Receivable from broker for securities sold	3.2
Interest and dividends receivable	3.9
Payable to broker for securities purchased	(33.0)
Total Plan assets	$679.8

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

Postretirement Benefit Plans

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for eligible retired members.  Regular, full-time, active employees hired prior to February 1, 2000 whose age and years of credited service total or exceed 80 or have attained at least age 55 with 10 or more years of service at the time of retirement are entitled to postretirement medical benefits while employees hired on or after February 1, 2000 are not entitled to postretirement medical benefits. Eligible retirees must contribute such amount as the Company specifies from time to time toward the cost of coverage for postretirement benefits.  The benefits are subject to deductibles, co-payment provisions and other limitations.  OG&E charges postretirement benefit costs to expense and includes an annual amount as a component of the cost-of-service in future ratemaking proceedings.

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

Plan Investments

The following tables summarize the postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2015 and 2014.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2015 and 2014.

(In millions)	December 31, 2015	Level 1	Level 3
Group retiree medical insurance contract (A)	$46.8	$—	$46.8
Mutual funds investment
U.S. equity investments	7.8	7.8	—
Money market funds investment	0.7	0.7	—
Total Plan investments	$55.3	$8.5	$46.8

(In millions)	December 31, 2014	Level 1	Level 3
Group retiree medical insurance contract (A)	$51.0	$—	$51.0
Mutual funds investment
U.S. equity investments	8.5	8.5	—
Money market funds investment	0.1	0.1	—
Total Plan investments	$59.6	$8.6	$51.0

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

Year ended December 31 (In millions)	2015
Group retiree medical insurance contract
Beginning balance	$51.0
Interest income	0.9
Dividend income	0.6
Realized losses	—
Administrative expenses and charges	(0.1)
Net unrealized losses related to instruments held at the reporting date	(1.1)
Claims paid	(4.5)
Ending balance	$46.8

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2016	$14.6
2017	14.6
2018	14.7
2019	14.7
2020	14.8
After 2020	72.4

 The following table summarizes the benefit payments the Company expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2016	$66.2
2017	50.6
2018	52.2
2019	54.7
2020	58.9
After 2020	275.7

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  The Company's post-employment benefit obligation was $1.5 million and $1.2 million at December 31, 2015 and 2014, respectively.

401(k) Plan

The Company provides a 401(k) Plan.  Each regular full-time employee of the Company or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of the Company or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have attained age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof; (ii) a contribution made on a non Roth after-tax basis; or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, the Company contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan.  The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates.  The Company contributed $11.6 million, $15.2 million and $14.2 million in 2015, 2014 and 2013, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2015, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's Common Stock. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

Supplemental Executive Retirement Plan

The Company provides a supplemental executive retirement plan in order to attract and retain executives designated by the Compensation Committee of the Company's Board of Directors who may not otherwise qualify for a sufficient level of benefits under the Company's Pension Plan and Restoration of Retirement Income Plan. The supplemental executive retirement plan is intended to be an unfunded plan and not subject to the benefit limitations of the Code. As of December 31, 2015, there are no employees participating in the supplemental executive retirement plan.

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

Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments for the years ended December 31, 2015, 2014 and 2013.

2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,196.9	$—	$—	$—	$2,196.9
Cost of sales	865.0	—	—	—	865.0
Other operation and maintenance	444.5	7.5	(0.4)	—	451.6
Depreciation and amortization	299.9	—	8.0	—	307.9
Taxes other than income	87.1	—	4.1	—	91.2
Operating income (loss)	500.4	(7.5)	(11.7)	—	481.2
Equity in earnings of unconsolidated affiliates (A)	—	15.5	—	—	15.5
Other income (expense)	20.0	0.4	0.9	(0.3)	21.0
Interest expense	146.7	—	2.6	(0.3)	149.0
Income tax expense (benefit)	104.8	(1.0)	(6.4)	—	97.4
Net income (loss)	$268.9	$9.4	$(7.0)	$—	$271.3
Investment in unconsolidated affiliates	$—	$1,194.4	$—	$—	$1,194.4
Total assets	$8,541.8	$1,439.5	$175.1	$(559.0)	$9,597.4
Capital expenditures	$551.6	$—	$(3.8)	$—	$547.8

(A)
In September 2015, the Company recorded a $108.4 million pre-tax charge for its share of the goodwill impairment, as adjusted for the basis difference. See Note 3 for further discussion of Enable's goodwill impairment.

2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,453.1	$—	$—	$—	$2,453.1
Cost of sales	1,106.6	—	—	—	1,106.6
Other operation and maintenance	453.2	1.2	(14.8)	—	439.6
Depreciation and amortization	270.8	—	10.6	—	281.4
Taxes other than income	84.5	—	4.2	—	88.7
Operating income (loss)	538.0	(1.2)	—	—	536.8
Equity in earnings of unconsolidated affiliates	—	172.6	—	—	172.6
Other income (expense)	7.1	—	0.7	(0.2)	7.6
Interest expense	141.5	—	7.1	(0.2)	148.4
Income tax expense (benefit)	111.6	69.1	(7.9)	—	172.8
Net income (loss)	$292.0	$102.3	$1.5	$—	$395.8
Investment in unconsolidated affiliates	$—	$1,318.2	$—	$—	$1,318.2
Total assets	$8,266.2	$1,461.2	$129.2	$(328.8)	$9,527.8
Capital expenditures	$565.4	$—	$10.8	$(6.9)	$569.3

2013	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,262.2	$630.4	$—	$(24.9)	$2,867.7
Cost of sales	965.9	489.0	—	(26.0)	1,428.9
Other operation and maintenance	438.8	60.9	(10.5)	—	489.2
Depreciation and amortization	248.4	36.8	12.1	—	297.3
Taxes other than income	83.8	10.5	4.5	—	98.8
Operating income (loss)	525.3	33.2	(6.1)	1.1	553.5
Equity in earnings of unconsolidated affiliates	—	101.9	—	—	101.9
Other income (expense)	10.1	8.9	(2.3)	(0.5)	16.2
Interest expense	129.3	10.6	8.1	(0.5)	147.5
Income tax expense (benefit)	113.5	26.9	(10.6)	0.5	130.3
Net income (loss)	292.6	106.5	(5.9)	0.6	393.8
Less: Net income attributable to noncontrolling interests	—	6.6	—	(0.4)	6.2
Net income attributable to OGE Energy	$292.6	$99.9	$(5.9)	$1.0	$387.6
Investment in unconsolidated affiliates	$—	$1,298.8	$—	$—	$1,298.8
Total assets	$7,694.9	$1,348.6	$216.2	$(125.0)	$9,134.7
Capital expenditures	$797.6	$181.5	$11.5	$—	$990.6

14.	Commitments and Contingencies

Operating Lease Obligations
The Company has operating lease obligations expiring at various dates, primarily for OG&E railcar leases, OG&E wind farm land leases and the Company's noncancellable operating lease.  Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2016	2017	2018	2019	2020	After 2020	Total
Operating lease obligations
Railcars	$4.2	$3.5	$2.4	$23.0	$—	$—	$33.1
Wind farm land leases	2.4	2.5	2.5	2.5	2.9	46.3	59.1
Noncancellable operating lease	0.8	0.8	0.7	—	—	—	2.3
Total operating lease obligations	$7.4	$6.8	$5.6	$25.5	$2.9	$46.3	$94.5

Payments for operating lease obligations were $7.7 million, $6.7 million and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

OG&E Railcar Lease Agreement

OG&E has several noncancellable operating leases with purchase options, covering approximately 1,400 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $20.1 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their economic life.

Noncancellable Operating Lease

On August 29, 2012, the Company executed a five-year lease agreement for office space from September 1, 2013 to August 31, 2018. This lease has rent escalations which increase after five years and allows for leasehold improvements.

Other Purchase Obligations and Commitments

The Company's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2016	2017	2018	2019	2020	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$79.8	$77.0	$74.0	$66.6	$54.7	$352.1
Expected cogeneration energy payments	58.3	42.7	55.2	57.6	55.1	268.9
Minimum fuel purchase commitments	299.6	127.5	40.7	11.7	—	479.5
Expected wind purchase commitments	58.6	58.8	57.0	55.8	56.6	286.8
Long-term service agreement commitments	2.5	2.6	43.2	2.8	2.9	54.0
Mustang Modernization expenditures	103.4	12.9	17.7	—	—	134.0
Environmental compliance plan expenditures	150.5	119.9	50.8	4.1	—	325.3
Total other purchase obligations and commitments	$752.7	$441.4	$338.6	$198.6	$169.3	$1,900.6

Public Utility Regulatory Policy Act of 1978

At December 31, 2015, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019 and a QF contract with AES-Shady Point, Inc. which expires on January 15, 2023.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MWs AES-Shady Point, Inc. QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2015, 2014 and 2013, OG&E made total payments to cogenerators of $124.0 million, $129.4 million and $134.8 million, respectively, of which $69.5 million, $72.3 million and $74.4 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Sales.

OG&E Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through December 2017. As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E Wind Purchase Commitments

OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2031, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2031 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31 (In millions)	2015	2014	2013
CPV Keenan	$26.7	$28.1	$30.9
Edison Mission Energy	19.7	21.3	20.6
FPL Energy	3.2	3.6	3.3
NextEra Energy	7.0	7.8	7.2
Total wind power purchased	$56.6	$60.8	$62.0

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. On December 30, 2015, the McClain LTSA was amended to define the terms and conditions for the exchange of spare rotors between OG&E and General Electric International, Inc. Based on historical usage and current expectations for future usage, this contract is expected to run until 2030. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

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

Enable Gas Transportation Agreement

OG&E contracts with Enable for gas transportation services. On March 17, 2014, OG&E entered into a new five year firm no-notice load following gas transportation contract with Enable effective May 1, 2014.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Historically, OG&E's total expenditures for environmental control facilities and for remediation have not been significant in relation to its consolidated financial position or results of operations.  The Company believes, however, that it is likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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
On July 8, 2013, the U.S. Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

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

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including dry scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems. The dry scrubbers are part of OG&E’s ECP and scheduled to be completed by 2019. More detail regarding the ECP can be found under the “Pending Regulatory Matters” in Note 15.

Clean Power Plan

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. The Clean Power Plan requires that states submit to the EPA plans for achieving the state-specific CO2 reduction goals by September 6, 2016 or submit an extension request for up to two years. The compliance period was to begin in 2022, and emission reductions were to be phased in by 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan was not submitted to the EPA by the required deadline.

A number of states have filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. The company is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Significant uncertainties would remain with regards to potential implementation in Oklahoma (and the federal plan that would be imposed by the EPA for states that do not submit approvable plans), including whether states would elect an emissions standards approach versus a state measures approach, whether and what type of emissions trading would be allowed, and available cost mitigation options. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Siemens Contract

On June 15, 2015 OG&E entered into a contract with Siemens Energy Inc. for the purchase, design and engineering of seven simple-cycle gas turbine generators for $170.3 million to be completed by June 1, 2018.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on current available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

15.	Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2015, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC issued an order in 1996 authorizing OG&E to reorganize into a subsidiary of the Company.  The order required that, among other things, (i) the Company permit the OCC access to the books and records of the Company and its affiliates relating to transactions with OG&E, (ii) the Company employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers and (iii) the Company refrain from pledging OG&E assets or income for affiliate transactions.  In addition, the Energy Policy Act of 2005 enacted the Public Utility Holding Company Act of 2005, which in turn granted to the FERC access to the books and records of the Company and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

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

Oklahoma Demand Program Rider

On January 6, 2016, the OCC approved OG&E's 2016 through 2018 demand portfolio programs. The order stipulates recovery of program costs, lost revenues and incentives resulting from those programs, through the Demand Program Rider.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC Order No. 1000, Final Rule on Transmission Planning and Cost Allocation

On July 21, 2011, the FERC issued Order No. 1000, which revised the FERC's existing regulations governing the process for planning enhancements and expansions of the electric transmission grid along with the corresponding process for allocating the costs of such expansions. Order No. 1000 requires individual regions to determine whether a previously-approved project is subject to reevaluation and is therefore governed by the new rule.

Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariff and agreement provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities or to alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. On May 29, 2013, the Governor of Oklahoma signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kV that interconnect to those incumbent owners' existing facilities.

The SPP has submitted compliance filings implementing Order No. 1000's requirements. In response, the FERC issued an order on the SPP filings that required the SPP to remove certain right of first refusal language from the SPP Tariff and the SPP Membership Agreement. On December 15, 2014, OG&E filed an appeal in the District of Columbia Court of Appeals challenging the FERC's order requiring the removal of the right of first refusal language from the SPP Membership Agreement. The court has not yet acted on OG&E's appeal.
The Company cannot, at this time, determine the precise impact of Order No. 1000 on OG&E. The Company has no reason to believe that the implementation of Order No. 1000 will impact those transmission projects for which OG&E has received a notice to proceed from the SPP.

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it agreed upon and which would result in recovery of lost revenue for 2013 of $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes the methodology agreed to in November 2014 is consistent with the 2012 OCC order and it is probable that OG&E will recover the $10.1 million of lost revenues associated with 2013, the $11.6 million associated with 2014 and the $14.9 million associated with 2015. A hearing was held on June 30, 2015 and July 1, 2015. OG&E is unable to predict when it will receive a ruling from the OCC.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
On June 8, 2015, the ALJ issued his report on OG&E's application. While the ALJ in his report agreed that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s ECP is the best approach, the ALJ's report included several recommendations. OG&E filed exceptions to the ALJ's report and on July 21, 2015, Commissioner Bob Anthony issued his deliberation statement that was consistent with many parts of the ALJ's report, including the ALJ’s support of OG&E’s ECP, the ALJ’s recommendation to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other cost recovery issues until the next general rate case.

On December 2, 2015, OG&E received an order from the OCC denying, by a two to one vote, its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP. OG&E did not seek modification to any other provisions of the OCC order, including cost recovery. OG&E also agreed that it would not implement a rider for recovery of the costs of the ECP until and unless authorized by the OCC in a subsequent proceeding. On December 23, 2015, the OCC rejected, by a two to one vote, a proposal by Commissioner Dana Murphy to grant OG&E's December 11, 2015 motion.

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units.

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

Integrated Resource Plans

In August 2015, OG&E initiated the process to update its IRP pursuant to the OCC rules. After engaging interested stakeholders in August and September, OG&E finalized the 2015 IRP and submitted it to the OCC on October 1, 2015. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the action plan contained in the IRP submitted in 2014.

Oklahoma Rate Case Filing

On December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a June 30, 2015 test year. OG&E primarily seeks to recover $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma, the impact of the expiration of OG&E's wholesale contracts and increased operating costs such as vegetation management.

Arkansas Rate Case Filing

OG&E intends to file a general rate case with the APSC by August 15, 2016.

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

Quarter ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2015	$480.1	$549.9	$719.8	$447.1	$2,196.9
	2014	$560.4	$611.8	$754.7	$526.2	$2,453.1
Operating income	2015	$56.4	$127.2	$250.8	$46.8	$481.2
	2014	$61.8	$141.8	$248.1	$85.1	$536.8
Net income	2015	$43.2	$87.5	$111.2	$29.4	$271.3
	2014	$49.3	$100.8	$187.3	$58.4	$395.8
Basic earnings per average common share attributable	2015	$0.22	$0.44	$0.55	$0.15	$1.36
to OGE Energy common shareholders (A)	2014	$0.25	$0.51	$0.94	$0.29	$1.99
Diluted earnings per average common share	2015	$0.22	$0.44	$0.55	$0.15	$1.36
attributable to OGE Energy common shareholders (A)	2014	$0.25	$0.50	$0.94	$0.29	$1.98

(A)	Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited the accompanying consolidated balance sheets and statements of capitalization of OGE Energy Corp.(the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company has a 26.3 percent interest at December 31, 2015. The Company’s investment in Enable constituted 12.4 percent and 13.8 percent of the Company’s assets as of December 31, 2015 and 2014, respectively, and the Company’s equity earnings in the net income of Enable constituted 4.2 percent, 30.4 percent and 19.4 percent of the Company’s income before income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OGE Energy Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OGE Energy Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2016

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.
The Company's independent auditors have issued an attestation report on the Company's internal control over financial reporting. This report appears on the following page.

/s/ Sean Trauschke	/s/ Scott Forbes
Sean Trauschke, Chairman of the Board, President	Scott Forbes, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Stephen E. Merrill
Stephen E. Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OGE Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, OGE Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2015 of OGE Energy Corp. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2016

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's web site address www.oge.com under the heading "Investors", "Investor Relations", "Corporate Governance."  The code of ethics will be provided, free of charge, upon request.  OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its web site at the location specified above.  OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a preliminary proxy statement with the Securities and Exchange Commission on or about February 26, 2016.  Such proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

(i)	The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Balance Sheets at December 31, 2015 and 2014

•	Consolidated Statements of Capitalization at December 31, 2015 and 2014

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

(ii)	The financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.06

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective Consolidated Financial Statements or Notes thereto.

3.  Exhibits

Exhibit No.	Description
2.01
Asset Purchase Agreement, dated as of August 18, 2003 by and between OG&E and NRG McClain LLC.  (Certain exhibits and schedules were omitted and registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed August 20, 2003 (File No. 1-12579) and incorporated by reference herein).

2.02
Amendment No. 1 to Asset Purchase Agreement, dated as of October 22, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.03 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.03
Amendment No. 2 to Asset Purchase Agreement, dated as of October 27, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.04 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.04
Amendment No. 3 to Asset Purchase Agreement, dated as of November 25, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.05 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.05
Amendment No. 4 to Asset Purchase Agreement, dated as of January 28, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.06 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.06
Amendment No. 5 to Asset Purchase Agreement, dated as of February 13, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.07 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.07
Amendment No. 6 to Asset Purchase Agreement, dated as of March 12, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2004 (File No. 1-12579) and incorporated by reference herein).

2.08
Amendment No. 7 to Asset Purchase Agreement, dated as of April 15, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.02 to OGE Energy's Form 10-Q for the quarter ended March 31, 2004 (File No. 1-12579) and incorporated by reference herein).

2.09
Amendment No. 8 to Asset Purchase Agreement, dated as of May 15, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

2.10
Amendment No. 9 to Asset Purchase Agreement, dated as of June 2, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.02 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

2.11
Amendment No. 10 to Asset Purchase Agreement, dated as of June 17, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

2.12
Purchase and Sale Agreement, dated as of January 21, 2008, entered into by and among Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC and OG&E. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

2.13
Asset Purchase Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

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

3.02	Copy of Amended OGE Energy Corp. By-laws dated November 30, 2015. (Filed as Exhibit 3.01 to OGE Energy's Form 8-K filed November 30, 2015 (File No. 1-12579) and incorporated by reference herein).
4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein).

4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 1-1097) and incorporated by reference herein).

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 1-1097) and incorporated by reference herein).

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to Registration Statement No. 333-104615 and incorporated by reference herein).

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein).

4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.08 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein).

4.07
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein).

4.08
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein).

4.09
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein).

4.10
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein).

4.11
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein).

4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein).

4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein).

4.15
Indenture dated as of November 1, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein).

4.16
Supplemental Indenture No. 2 dated as of November 24, 2014 between OGE Energy and UMB Bank, N.A, as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 24, 2014 (File No. 1-12579) and incorporated by reference herein).

10.01*	OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy's Form 10-K for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein).
10.02*	OGE Energy's 2003 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2003 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.03
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 9, 2012 (File No. 1-12579) and incorporated by reference herein).

10.04
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.05
Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.06
Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.07*
Amendment No. 1 to OGE Energy's 2003 Stock Incentive Plan.  (Filed as Exhibit 10.23 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).

10.09*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).
10.10
Credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed December 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.11
Credit agreement dated as of December 13, 2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.12*
Amendment No. 1 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.26 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein).

10.13*
Amendment No. 2 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.27 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein).

10.14*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.15*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.16*
OGE Energy Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.17*
Amendment No. 3 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.06 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.18*
Amendment No. 2 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.19*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.20*
OGE Energy's 2008 Annual Incentive Compensation Plan.  (Filed as Annex B to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.21*
Form of Employment Agreement for all existing and future officers of the Company relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.22*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.23
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.24*
Amendment No. 1 to OGE Energy's Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).

10.25*
Amendment No. 1 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.33 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.26
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 1, 2010 (File No. 1-12579) and incorporated by reference herein).

10.27
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein).

10.28
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.29
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 28, 2011 (File No. 1-12579) and incorporated by reference herein).

10.30*
Amendment No. 2 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).

10.31*
Amendment No. 3 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.32*
Amendment No. 1 to OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.33*	Director Compensation.
10.34*	Executive Officer Compensation.
10.35
First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP dated as of May 1, 2013 (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.36
Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013 (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.37
Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.38
Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.39*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.40*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.41
Letter of extension dated as of July 29, 2013 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein).

10.42
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein).

10.43*	Amendment No. 4 to the OGE Energy's Deferred Compensation Plan (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).
10.44*
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).

10.45*
OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).

10.46*
Retention Agreement effective as of October 24, 2013, by and between OGE Enogex Holdings, LLC and E. Keith Mitchell (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).

10.47
Seconded Amended and Restated Limited Liability Company Agreement of Enable GP, LLC as amended as of April 16, 2014 (Filed as exhibit 10.01 to OGE Energy's Form 8-K filed April 22, 2014 (File No. 1-12579) and incorporated by reference herein).

10.48
Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated April 16, 2014 (Filed as Exhibit 3.1 to Enable Midstream Partners, LP Form 8-K (File No. 1-36413) and incorporated by reference herein).

10.49
Letter of extension dated as of June 24, 2014 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein).

10.50
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein).

10.51
Letter of extension dated as of September 8, 2014 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 5, 2014 (File No. 1-12579) and incorporated by reference herein).

10.52
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein).

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
99.02
Copy of APSC order with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 22, 2011 (File No. 1-12579) and incorporated by reference herein).

99.03
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 7, 2010 (File No. 1-12579) and incorporated by reference herein).

99.04
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12579) and incorporated by reference herein).

99.05	Description of Capital Stock. (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein).
99.06	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2015.
99.07
Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2013 (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed November 12, 2014 (File No. 1-12579) and incorporated by reference herein).

99.08	Copy of the Report of Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein).
99.09
Copy of OCC Order relating to OG&E's environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

99.10
Copy of OG&E's Motion for Rehearing on its environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 15, 2015 (File No. 1-12579) and incorporated by reference herein).

99.11	Copy of OG&E's Application with the OCC for general rate case (Filed and Exhibit 99.02 to OGE Energy's Form 8-K filed December 23, 2015 (File No. 1-12579) and incorporated by reference herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2013
Reserve for Uncollectible Accounts	$2.6	$2.5	$3.2	$1.9
Balance at December 31, 2014
Reserve for Uncollectible Accounts	$1.9	$2.3	$2.6	$1.6
Balance at December 31, 2015
Reserve for Uncollectible Accounts	$1.6	$2.4	$2.6	$1.4

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 26th day of February, 2016.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 26, 2016

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 26, 2016

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 26, 2016

Frank A. Bozich	Director;
James H. Brandi	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
David L. Hauser	Director;
Kirk Humphreys	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 26, 2016