Form 10-Q
period 2016-06-30
OGE ENERGY CORP.
filed 2016-08-04
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

At June 30, 2016, there were 199,702,025 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC, Bronco Midstream Holdings II, LLC, collectively
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy, collectively with its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plans
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 26.3 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

•	business conditions in the energy and natural gas midstream industries, including the demand for natural gas, NGLs, crude oil and midstream services;

•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;

•	unusual weather;

•	availability and prices of raw materials for current and future construction projects;

•	the effect of retroactive repricing of transactions in the SPP markets or adjustments in market pricing mechanisms by the SPP;

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

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to the Company's 2015 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions except per share data)	2016	2015	2016	2015
OPERATING REVENUES	$551.4	$549.9	$984.5	$1,030.0
COST OF SALES	197.7	210.9	375.6	422.5
OPERATING EXPENSES
Other operation and maintenance	127.6	113.2	241.5	224.9
Depreciation and amortization	80.1	76.2	158.6	152.1
Taxes other than income	20.1	22.4	45.0	46.9
Total operating expenses	227.8	211.8	445.1	423.9
OPERATING INCOME	125.9	127.2	163.8	183.6
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	16.7	28.2	45.0	59.9
Allowance for equity funds used during construction	3.7	1.7	5.3	3.2
Other income	7.6	5.6	13.2	10.5
Other expense	(5.8)	(2.2)	(7.5)	(3.2)
Net other income	22.2	33.3	56.0	70.4
INTEREST EXPENSE
Interest on long-term debt	35.7	37.0	71.5	73.9
Allowance for borrowed funds used during construction	(1.8)	(0.8)	(2.7)	(1.6)
Interest on short-term debt and other interest charges	2.1	1.8	3.5	3.1
Interest expense	36.0	38.0	72.3	75.4
INCOME BEFORE TAXES	112.1	122.5	147.5	178.6
INCOME TAX EXPENSE	40.6	35.0	50.8	47.9
NET INCOME	$71.5	$87.5	$96.7	$130.7
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.6	199.7	199.6
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.8	199.6	199.8	199.6
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.35	$0.44	$0.48	$0.66
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.35	$0.44	$0.48	$0.66
DIVIDENDS DECLARED PER COMMON SHARE	$0.27500	$0.25000	$0.55000	$0.50000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$71.5	$87.5	$96.7	$130.7
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.4, $0.6, $0.8 and $1.4, respectively	0.7	0.8	1.5	1.2
Settlement cost, net of tax of $3.2, $0, $3.2 and $0, respectively	5.0	—	5.0	—
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0, $0.2, $0 and $0.4, respectively	—	0.4	—	0.6
Amortization of prior service cost, net of tax of ($0.3), ($0.2), ($0.5) and ($0.5), respectively	(0.4)	(0.5)	(0.8)	(0.9)
Other comprehensive income, net of tax	5.3	0.7	5.7	0.9
Comprehensive income	$76.8	$88.2	$102.4	$131.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96.7	$130.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	158.6	152.1
Deferred income taxes and investment tax credits	52.2	48.1
Equity in earnings of unconsolidated affiliates	(45.0)	(59.9)
Distributions from unconsolidated affiliates	45.4	68.9
Allowance for equity funds used during construction	(5.3)	(3.2)
Stock-based compensation	3.2	2.4
Regulatory assets	(4.0)	2.5
Regulatory liabilities	(8.4)	(2.0)
Other assets	6.8	4.5
Other liabilities	5.7	(2.4)
Change in certain current assets and liabilities
Accounts receivable, net	10.0	2.9
Accounts receivable - unconsolidated affiliates	3.1	3.2
Accrued unbilled revenues	(37.4)	(30.8)
Fuel, materials and supplies inventories	11.2	(29.7)
Fuel clause under recoveries	—	64.6
Other current assets	(17.7)	(10.2)
Accounts payable	(56.8)	(40.7)
Fuel clause over recoveries	(20.0)	1.6
Other current liabilities	(32.3)	3.2
Net Cash Provided from Operating Activities	166.0	305.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(331.1)	(227.7)
Return of capital - equity method investments	25.2	—
Proceeds from sale of assets	0.2	2.0
Net Cash Used in Investing Activities	(305.7)	(225.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(109.8)	(99.8)
Issuance of common stock	—	6.8
Payment of long-term debt	(110.1)	(0.1)
Increase in short-term debt	284.4	7.5
Net Cash Provided from (Used in) Financing Activities	64.5	(85.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(75.2)	(5.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75.2	5.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$75.2
Accounts receivable, less reserve of $1.5 and $1.4, respectively	163.1	173.1
Accounts receivable - unconsolidated affiliates	—	1.7
Accrued unbilled revenues	90.9	53.5
Income taxes receivable	14.6	17.2
Fuel inventories	107.1	113.8
Materials and supplies, at average cost	75.6	80.1
Other	75.9	55.6
Total current assets	527.2	570.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,168.8	1,194.4
Other	72.4	70.7
Total other property and investments	1,241.2	1,265.1
PROPERTY, PLANT AND EQUIPMENT
In service	10,522.7	10,318.3
Construction work in progress	319.4	278.5
Total property, plant and equipment	10,842.1	10,596.8
Less accumulated depreciation	3,372.2	3,274.4
Net property, plant and equipment	7,469.9	7,322.4
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	401.9	402.2
Other	19.0	20.7
Total deferred charges and other assets	420.9	422.9
TOTAL ASSETS	$9,659.2	$9,580.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$284.4	$—
Accounts payable - unconsolidated affiliates	1.4	—
Accounts payable	159.7	262.5
Dividends payable	54.9	54.9
Customer deposits	77.5	77.0
Accrued taxes	39.4	45.9
Accrued interest	40.3	42.9
Accrued compensation	35.7	54.4
Long-term debt due within one year	—	110.0
Fuel clause over recoveries	41.3	61.3
Other	38.9	43.9
Total current liabilities	773.5	752.8
LONG-TERM DEBT	2,629.7	2,628.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	300.1	299.9
Deferred income taxes	2,232.6	2,178.2
Regulatory liabilities	283.9	273.6
Other	117.6	121.3
Total deferred credits and other liabilities	2,934.2	2,873.0
Total liabilities	6,337.4	6,254.6
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,104.5	1,101.3
Retained earnings	2,246.7	2,259.8
Accumulated other comprehensive loss, net of tax	(29.4)	(35.1)
Total stockholders' equity	3,321.8	3,326.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,659.2	$9,580.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$2.0	$1,099.3	$2,259.8	$(35.1)	$3,326.0
Net income	—	—	96.7	—	96.7
Other comprehensive income, net of tax	—	—	—	5.7	5.7
Dividends declared on common stock	—	—	(109.8)	—	(109.8)
Stock-based compensation	—	3.2	—	—	3.2
Balance at June 30, 2016	$2.0	$1,102.5	$2,246.7	$(29.4)	$3,321.8

Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$3,244.4
Net income	—	—	130.7	—	130.7
Other comprehensive income, net of tax	—	—	—	0.9	0.9
Dividends declared on common stock	—	—	(99.8)	—	(99.8)
Issuance of common stock	—	6.8	—	—	6.8
Stock-based compensation	—	3.0	—	—	3.0
Balance at June 30, 2015	$2.0	$1,095.4	$2,229.1	$(40.5)	$3,286.0

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2016 and December 31, 2015, the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2015 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2016	2015
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$43.9	$36.6
SPP cost tracker rider under recovery (A)	7.5	4.5
Other (A)	11.8	5.4
Total Current Regulatory Assets	$63.2	$46.5
Non-Current
Benefit obligations regulatory asset	$237.3	$242.2
Income taxes recoverable from customers, net	58.3	56.7
Smart Grid	43.5	43.6
Deferred storm expenses	31.8	27.6
Unamortized loss on reacquired debt	14.1	14.8
Other	16.9	17.3
Total Non-Current Regulatory Assets	$401.9	$402.2
Regulatory Liabilities
Current
Fuel clause over recoveries	$41.3	$61.3
Other (B)	4.5	7.5
Total Current Regulatory Liabilities	$45.8	$68.8
Non-Current
Accrued removal obligations, net	$256.2	$254.9
Pension tracker	26.7	17.7
Other (C)	1.0	1.0
Total Non-Current Regulatory Liabilities	$283.9	$273.6

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

(C)	Prior year amount of $1.0 million reclassified from deferred other liabilities to Non-Current Regulatory Liabilities.

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

The Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at June 30, 2016. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

The Company considers distributions received from Enable, which do not exceed cumulative equity in earnings subsequent to the date of investment, to be a return on investment and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. The Company considers distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.

Asset Retirement Obligations

The following table summarizes changes to the Company's asset retirement obligations during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(In millions)	2016	2015
Balance at January 1	$63.3	$58.6
Accretion expense	1.4	1.3
Liabilities settled	—	(0.5)
Balance at June 30	$64.7	$59.4

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the six months ended June 30, 2016 and 2015. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net income	Prior service cost	Total
Balance at December 31, 2015	$(39.2)	$0.1	$2.5	$1.5	$(35.1)
Amounts reclassified from accumulated other comprehensive income (loss)	1.5	—	—	(0.8)	0.7
Settlement cost	5.0	—	—	—	5.0
Net current period other comprehensive income (loss)	6.5	—	—	(0.8)	5.7
Balance at June 30, 2016	$(32.7)	$0.1	$2.5	$0.7	$(29.4)

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net loss	Prior service cost	Total
Balance at December 31, 2014	$(36.8)	$0.1	$(8.0)	$3.3	$(41.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.2	—	0.6	(0.9)	0.9
Balance at June 30, 2015	$(35.6)	$0.1	$(7.4)	$2.4	$(40.5)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three and six months ended June 30, 2016 and 2015.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Amortization of defined benefit pension and restoration of retirement income plan items
Actuarial losses	$(1.1)	$(1.4)	$(2.3)	$(2.6)	(A)
Settlement	(8.2)	—	(8.2)	—	(A)
	(9.3)	(1.4)	(10.5)	(2.6)	Total before tax
	(3.6)	(0.6)	(4.0)	(1.4)	Tax benefit
	$(5.7)	$(0.8)	$(6.5)	$(1.2)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$—	$(0.6)	$—	$(1.0)	(A)
Prior service credit	0.7	0.7	1.3	1.4	(A)
	0.7	0.1	1.3	0.4	Total before tax
	0.3	—	0.5	0.1	Tax expense
	$0.4	$0.1	$0.8	$0.3	Net of tax

Total reclassifications for the period	$(5.3)	$(0.7)	$(5.7)	$(0.9)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

The December 31, 2015 Balance Sheet has been adjusted for the reclassification of $16.8 million of debt issuance costs from total deferred charges and other assets to long-term debt to be consistent with the 2016 presentation due to the adoption of ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," in 2016.

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

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting," which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share based payments are accounted for and presented in the financial statements. The new guidance among other requirements will require all of the tax effects related to share based payments at settlement (or expiration) to be recorded through the income statement. Currently, tax benefits in excess of compensation cost (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU 2016-09. Under the new guidance, the windfall tax benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not determined the impact on its Condensed Consolidated Financial Statements, however, the impact is not expected to be material.

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments.” The amendment in this update requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely matter. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company does not believe this ASU will have any effect on its Condensed Consolidated Financial Statements.

3.	Investment in Unconsolidated Affiliate and Related Party Transactions

On March 14, 2013, the Company entered into a Master Formation Agreement with the ArcLight group and CenterPoint pursuant to which the Company, the ArcLight group and CenterPoint agreed to form Enable to own and operate the midstream businesses of the Company and CenterPoint that was initially structured as a private limited partnership. This transaction closed on May 1, 2013.

Pursuant to the Master Formation Agreement, the Company and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost.
In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At June 30, 2016, the Company owned 111.0 million common units, or 26.3 percent of which 68.2 million units were subordinated.

CenterPoint and the Company also own a 40 percent and 60 percent interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following the initial public offering.

Distributions received from Enable were $35.3 million and $34.6 million during the three months ended June 30, 2016 and 2015, respectively, and $70.6 million and $68.9 million for the six months ended June 30, 2016 and 2015, respectively. On August 3, 2016, Enable announced a quarterly dividend distribution of $0.3180 per unit on its outstanding common and subordinated units, representing the same dividend distribution as the previous quarter.

CenterPoint had previously announced that it was evaluating strategic alternatives for its investment in Enable.  On July 18, 2016, CenterPoint and its wholly owned subsidiary, CenterPoint Energy Resources Corp., provided notice to the Company of CenterPoint’s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Resources Corp. This notice also constituted a notice pursuant to the right of first offer held by the Company under the Partnership Agreement and the Third Amended and Restated Limited Liability Company Agreement of the general partner.  Under the terms of the right of first offer, the Company has 30 days from receipt of the notice from CenterPoint to make an offer to buy all of CenterPoint’s membership interests in the general partner and all or any portion of CenterPoint Energy Resources Corp. common units and subordinated units.  If the Company were to make an offer under the right of first offer, then CenterPoint would have 30 days to accept such offer.  The Company is currently evaluating its options with respect to the right of first offer.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, are discussed below.

On May 1, 2013, the Company and Enable entered into a Services Agreement, an Employee Transition Agreement, and other agreements whereby the Company agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. As of December 31, 2015, Enable terminated all support services except certain information technology, payroll and benefits administration. The remaining services automatically extended for another year on May 1, 2016. Under these agreements, the Company charged operating costs to Enable of $1.3 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.6 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively. The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Additionally, the Company agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October 2014, CenterPoint, the Company and Enable agreed to continue the secondment to Enable of 192 employees that participate in the Company's defined benefit and retirement plans beyond December 31, 2014. The Company billed Enable for reimbursement of $7.0 million and $8.1 million during the three months ended June 30, 2016 and June 30, 2015, respectively, and $14.1 million and $18.1 million during the six months ended June 30, 2016 and June 30, 2015, respectively, under the Transitional Seconding Agreement for employment costs.

The Company had accounts receivable from Enable of $2.8 million and $3.4 million as of June 30, 2016 and December 31, 2015, respectively, for amounts billed for transitional services, including the cost of seconded employees. Fuel purchases from Enable are excluded.

Related Party Transactions with Enable

OG&E entered into a contract with Enable to provide gas transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable, during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Operating Revenues:
Electricity to power electric compression assets	$3.0	$3.6	$5.3	$6.7
Cost of Sales:
Natural gas transportation services	$8.8	$8.7	$17.5	$17.5
Natural gas purchases/(sales)	5.4	2.1	6.9	4.6

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

	June 30,	December 31,
Balance Sheet	2016	2015
(In millions)
Current assets	$349	$381
Non-current assets	10,851	10,845
Current liabilities	301	615
Non-current liabilities	3,150	3,080

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement	2016	2015	2016	2015
(In millions)
Operating revenues	$529	$590	$1,038	$1,206
Cost of natural gas and natural gas liquids	254	277	449	569
Operating income	57	93	160	197
Net income	35	77	121	168

The formation of Enable was considered a business combination and CenterPoint was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to equity of $2.2 billion. Due to the contribution of Enogex LLC to Enable, meeting the requirements of being in substance real estate and thus recording the initial investment at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in the Company's recording of its equity in earnings of Enable.

The Company recorded equity in earnings of unconsolidated affiliates of $16.7 million and $45.0 million for the three and six months ended June 30, 2016, respectively, and $28.2 million and $59.9 million for the three and six months ended June 30, 2015, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex and its underlying equity in net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the initial public offering in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above.

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $768.7 million as of June 30, 2016.

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	2016	2015	2016	2015
(In millions)
OGE's share of Enable net income	$9.1	$20.6	$30.4	$44.4
Amortization of basis difference	3.0	3.6	5.9	7.1
Elimination of Enogex Holdings fair value and other adjustments	4.6	4.0	8.7	8.4
Equity in earnings of unconsolidated affiliates	$16.7	$28.2	$45.0	$59.9

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, except for long-term debt, which is recorded at the carrying amount.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at June 30, 2016 and December 31, 2015.

	June 30,		December 31,
	2016		2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,384.7	$2,812.5	$2,493.9	$2,754.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.9	10.3	10.0	9.2
OGE Energy Senior Notes	99.7	99.9	99.5	99.9

The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt which fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2016 and 2015 related to the Company's performance units and restricted stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Performance units
Total shareholder return	$1.1	$1.9	$2.2	$3.8
Earnings per share	0.4	0.6	1.0	1.1
Total performance units	1.5	2.5	3.2	4.9
Restricted stock	0.1	0.1	0.1	0.1
Total compensation expense	1.6	2.6	3.3	5.0
Less: Amount paid by unconsolidated affiliates	—	0.2	—	0.5
Net compensation expense	$1.6	$2.4	$3.3	$4.5
Income tax benefit	$0.7	$1.0	$1.3	$1.8

During the three and six months ended June 30, 2016, the Company issued an immaterial number of shares to satisfy restricted stock grants.

6.	Income Taxes

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

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2016.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market.  At June 30, 2016, there were 4,774,442 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions except per share data)	2016	2015	2016	2015
Net income	$71.5	$87.5	$96.7	$130.7
Average Common Shares Outstanding
Basic average common shares outstanding	199.7	199.6	199.7	199.6
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.1	—	0.1	—
Diluted average common shares outstanding	199.8	199.6	199.8	199.6
Basic Earnings Per Average Common Share	$0.35	$0.44	$0.48	$0.66
Diluted Earnings Per Average Common Share	$0.35	$0.44	$0.48	$0.66
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.	Long-Term Debt

At June 30, 2016, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.45%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.45%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.45%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  As of June 30, 2016, the Company had $284.4 million of short-term debt as compared to no balance at December 31, 2015. The following table provides information regarding the Company's revolving credit agreement at June 30, 2016.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
(In millions)
OGE Energy (B)	$750.0	$284.4	0.76%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	1.7	0.95%	(D)	December 13, 2018	(E)
Total	$1,150.0	$286.1	0.76%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2016.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
As of June 30, 2016, commitments of $16.3 million and $8.7 million of the Company's and OG&E's credit facilities, respectively, were not extended and unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

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

10.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the quarter ended June 30, 2016, the Company experienced a settlement of its Supplemental Executive Retirement Plan, and its non-qualified Restoration of Retirement Income Plan. As a result, the Company recorded pension settlement charges of $8.7 million during the six months ended June 30, 2016. The pension settlement charge did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

The details of net periodic benefit cost, before consideration of capitalized amounts, of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2016 (B)	2015 (B)	2016 (C)	2015 (C)	2016 (B)	2015 (B)	2016 (C)	2015 (C)
Service cost	$3.5	$3.4	$7.9	$7.9	$0.1	$0.2	$0.2	$0.6
Interest cost	6.1	6.6	12.7	13.0	0.1	0.1	0.2	0.3
Expected return on plan assets	(10.2)	(11.7)	(20.7)	(23.5)	—	—	—	—
Amortization of net loss	4.0	5.4	8.2	9.7	0.1	0.2	0.3	0.3
Amortization of unrecognized prior service cost (A)	—	0.1	—	0.2	—	0.1	—	0.1
Settlement	—	—	—	—	8.7	—	8.7	—
Total net periodic benefit cost	3.4	3.8	8.1	7.3	9.0	0.6	9.4	1.3
Less: Amount paid by unconsolidated affiliates	1.2	1.0	2.5	2.1	0.2	0.1	0.2	0.1
Net periodic benefit cost (net of unconsolidated affiliates)	$2.2	$2.8	$5.6	$5.2	$8.8	$0.5	$9.2	$1.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $11.0 million and $3.3 million of net periodic benefit cost recognized during the three months ended June 30, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended June 30, 2016 and 2015 of $2.6 million and $2.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the three months ended June 30, 2016 of $0.6 million related to the pension settlement charge of $8.7 million, in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the three months ended June 30, 2016 of $0.1 million related to the Arkansas jurisdictional portion of the pension settlement charge of $8.7 million.

(C)	In addition to the $14.8 million and $6.4 million of net periodic benefit cost recognized during the six months ended June 30, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense during the six months ended June 30, 2016 and 2015 of $4.9 million and $5.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the six months ended June 30, 2016 of $0.6 million related to the pension settlement charge of $8.7 million, in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the six months ended June 30, 2016 of $0.1 million related to the Arkansas jurisdictional portion of the pension settlement charge of $8.7 million.

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016 (B)	2015 (B)	2016 (C)	2015 (C)
Service cost	$0.1	$0.3	$0.4	$0.8
Interest cost	2.4	2.5	4.7	5.1
Expected return on plan assets	(0.5)	(0.6)	(1.1)	(1.2)
Amortization of net loss	0.8	3.5	1.3	6.9
Amortization of unrecognized prior service cost (A)	(2.2)	(4.2)	(4.4)	(8.3)
Total net periodic benefit cost	0.6	1.5	0.9	3.3
Less: Amount paid by unconsolidated affiliates	—	0.3	0.1	0.6
Net periodic benefit cost (net of unconsolidated affiliates)	$0.6	$1.2	$0.8	$2.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.6 million and $1.2 million of net periodic benefit cost recognized during the three months ended June 30, 2016 and 2015, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2016 and 2015 of $2.0 million and $1.5 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $0.8 million and $2.7 million of net periodic benefit cost recognized during the six months ended June 30, 2016 and 2015, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2016 and 2015 of $4.0 million and $2.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Capitalized portion of net periodic pension benefit cost	$0.8	$1.2	$2.0	$2.0
Capitalized portion of net periodic postretirement benefit cost	0.2	0.4	0.4	0.9

Pension Plan Funding

In July 2016, the Company contributed $20.0 million to its Pension Plan. No additional contributions are expected in 2016.

11.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) the natural gas midstream operations segment.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments during the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$551.4	$—	$—	$—	$551.4
Cost of sales	197.7	—	—	—	197.7
Other operation and maintenance	124.8	7.8	(5.0)	—	127.6
Depreciation and amortization	78.4	—	1.7	—	80.1
Taxes other than income	19.1	—	1.0	—	20.1
Operating income (loss)	131.4	(7.8)	2.3	—	125.9
Equity in earnings of unconsolidated affiliates	—	16.7	—	—	16.7
Other income (expense)	7.0	—	(1.4)	(0.1)	5.5
Interest expense	35.0	—	1.1	(0.1)	36.0
Income tax expense (benefit)	31.1	9.3	0.2	—	40.6
Net income (loss)	$72.3	$(0.4)	$(0.4)	$—	$71.5
Investment in unconsolidated affiliates	$—	$1,168.8	$—	$—	$1,168.8
Total assets	$8,380.2	$1,481.8	$94.9	$(297.7)	$9,659.2

Three Months Ended June 30, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$549.9	$—	$—	$—	$549.9
Cost of sales	210.9	—	—	—	210.9
Other operation and maintenance	115.6	0.2	(2.6)	—	113.2
Depreciation and amortization	74.3	—	1.9	—	76.2
Taxes other than income	21.6	—	0.8	—	22.4
Operating income (loss)	127.5	(0.2)	(0.1)	—	127.2
Equity in earnings of unconsolidated affiliates	—	28.2	—	—	28.2
Other income (expense)	4.4	—	0.8	(0.1)	5.1
Interest expense	37.3	—	0.8	(0.1)	38.0
Income tax expense (benefit)	25.6	10.0	(0.6)	—	35.0
Net income (loss)	$69.0	$18.0	$0.5	$—	$87.5
Investment in unconsolidated affiliates	$—	$1,309.2	$—	$—	$1,309.2
Total assets	$8,315.7	$1,486.6	$121.8	$(348.0)	$9,576.1

Six Months Ended June 30, 2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$984.5	$—	$—	$—	$984.5
Cost of sales	375.6	—	—	—	375.6
Other operation and maintenance	241.1	8.0	(7.6)	—	241.5
Depreciation and amortization	155.1	—	3.5	—	158.6
Taxes other than income	42.7	—	2.3	—	45.0
Operating income (loss)	170.0	(8.0)	1.8	—	163.8
Equity in earnings of unconsolidated affiliates	—	45.0	—	—	45.0
Other income (expense)	12.3	—	(1.1)	(0.2)	11.0
Interest expense	70.5	—	2.0	(0.2)	72.3
Income tax expense (benefit)	33.4	19.4	(2.0)	—	50.8
Net income (loss)	$78.4	$17.6	$0.7	$—	$96.7
Investment in unconsolidated affiliates	$—	$1,168.8	$—	$—	$1,168.8
Total assets	$8,380.2	$1,481.8	$94.9	$(297.7)	$9,659.2

Six Months Ended June 30, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,030.0	$—	$—	$—	$1,030.0
Cost of sales	422.5	—	—	—	422.5
Other operation and maintenance	229.9	1.0	(6.0)	—	224.9
Depreciation and amortization	148.1	—	4.0	—	152.1
Taxes other than income	44.7	—	2.2	—	46.9
Operating income (loss)	184.8	(1.0)	(0.2)	—	183.6
Equity in earnings of unconsolidated affiliates	—	59.9	—	—	59.9
Other income (expense)	7.3	—	3.3	(0.1)	10.5
Interest expense	74.1	—	1.4	(0.1)	75.4
Income tax expense (benefit)	31.9	18.1	(2.1)	—	47.9
Net income (loss)	$86.1	$40.8	$3.8	$—	$130.7
Investment in unconsolidated affiliates	$—	$1,309.2	$—	$—	$1,309.2
Total assets	$8,315.7	$1,486.6	$121.8	$(348.0)	$9,576.1

12.	Commitments and Contingencies

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
On July 8, 2013, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint sought to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, the Court dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club sought a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the District Court dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the District Court to dismiss its remaining claims with prejudice. On August 27, 2014, the District Court granted the Sierra Club's request. The Sierra Club appealed the District Court's dismissal of its prevention of significant deterioration claim to the United States Court of Appeals for the Tenth Circuit. On March 8, 2016, the Tenth Circuit affirmed the trial court's decision dismissing the Sierra Club's case. On March 21, 2016, the Sierra Club filed a request for rehearing en banc with the Tenth Circuit. On April 13, 2016, the Tenth Circuit denied the request for rehearing. The Sierra Club did not seek review of the case by the United States Supreme Court. OG&E considers this case now closed.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems.  The dry scrubbers are scheduled to be completed by 2019. More detail regarding the dry scrubber project can be found under “Pending Regulatory Matters” in Note 13.

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

The SPP has submitted compliance filings implementing Order No. 1000's requirements. In response, the FERC issued an order on the SPP filings that required the SPP to remove certain "right of first refusal" language from the SPP Tariff and the SPP Membership Agreement. On December 15, 2014, OG&E filed an appeal in the Court challenging the FERC's order requiring the removal of the "right of first refusal" language from the SPP Membership Agreement.
On July 1, 2016, the Court upheld the FERC's decision requiring removal of the rights of first refusal for incumbent transmission providers from the SPP Membership Agreement. The Court determined that the FERC had reasonably found the rights of first refusal in the SPP Membership Agreement to be anticompetitive.

The Company does not believe the Court’s ruling will have any impact on existing transmission projects for which the Company has already received a notice to construct from the SPP.  The Company intends to actively participate in the SPP planning process for competitive transmission projects that we believe apply to transmission voltage levels projects greater than 300kV.

Fuel Adjustment Clause Review for Calendar Year 2014

On July 28, 2015, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2014, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On May 26, 2016, the OCC issued a final order, finding that for the calendar year 2014 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

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

In December 2012, the OCC issued an order approving the recovery of costs associated with the Demand Programs, including the lost revenues associated with the SmartHours program, subject to the PUD Staff's review.

In March 2014, the PUD Staff began their review of the Demand Program costs, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the PUD Staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014 and beyond.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues (approximately $10.0 million annually) in accordance with the agreement that it believed had been reached with the PUD Staff.

In April 2015, the PUD Staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the PUD Staff recommends the OCC approve the PUD Staff's methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it agreed upon and which would result in recovery of lost revenue for 2013 of $2.6 million, a reduction of $7.5 million from the amount recorded by OG&E for 2013.

OG&E believes the methodology agreed to in November 2014 was consistent with the 2012 OCC order and that OG&E will recover $10.1 million of lost revenues associated with 2013, $11.6 million associated with 2014 and $14.9 million associated with 2015. Through June 30, 2016, OG&E had collected from its customers approximately $15.2 million of the $36.6 million of lost revenues for 2013, 2014 and 2015.

A hearing on the PUD Staff’s application was heard by the ALJ on June 30, 2015 and July 1, 2015. On March 28, 2016, the ALJ issued her recommendation in the case. She found, among other things, that OG&E and the PUD Staff had not reached an agreement on all aspects of the calculation of lost revenues, that OG&E’s methodology for calculating lost revenues was not consistent with the provisions of OG&E’s tariff, and that the PUD Staff’s methodology for calculating lost revenues was proper. The ALJ recommended that the OCC order OG&E to adjust its calculation of SmartHours lost revenue for 2013 through 2015 consistent with the PUD Staff’s methodology, but that such adjustment should only be applied on a prospective basis following the issuance of an order by the OCC. The ALJ’s recommendation is not clear on whether the phrase “on a prospective basis” would allow OG&E to recover the remaining $21.4 million of 2013, 2014 and 2015 lost revenues that OG&E recorded pursuant to its methodology, or only the amounts that OG&E has collected at the time of an OCC order.

The OCC can accept, modify or reject in whole or in part the ALJ’s recommendation. To the extent the OCC does not authorize OG&E to collect and retain the remaining lost revenue that it has recorded, OG&E will incur an impairment charge. OG&E is unable to predict what actions the OCC will take, or when the OCC will rule in this case.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015, approximately seven months after OG&E filed its application, and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
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

On December 2, 2015, OG&E received an order from the OCC denying its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze Rule and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application did not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Two parties to the proceeding have appealed the OCC's decision to the Oklahoma Supreme Court.

OG&E anticipates the total cost of dry scrubbers will be $547.5 million. As of June 30, 2016, OG&E had incurred $116.8 million of construction work in progress on the dry scrubbers. OG&E anticipates the combustion turbines for the Mustang Modernization Plan will be $424.9 million. As of June 30, 2016, OG&E has incurred $103.6 million on the Mustang Modernization Plan.

Mustang Modernization Plan-Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  On July 28, 2016, OG&E filed a motion to dismiss the APSC Mustang proceeding.  OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

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

Oklahoma Rate Case Filing

As previously reported in the Company's 2015 Form 10-K, on December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a common equity percentage of 53 percent. The rate case was based on a June 30, 2015 test year and included recovery of $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma, the impact of the expiration of OG&E's wholesale contracts, increased operating costs such as vegetation management and increased recovery of depreciation and plant dismantlement of approximately $8.0 million. Each 0.25 percent change in the requested return on equity affects the requested rate increase by approximately $9.0 million.

In late March 2016, the PUD Staff and other intervenors filed testimony in the case.  The PUD Staff recommended a $6.1 million annual rate increase based on a return on equity of 9.25 percent and a common equity percentage of 53.0 percent.  Included in the PUD Staff's recommendation is a reduction of $33.0 million to OG&E’s requested increase for depreciation and plant dismantlement.

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

The hearings in this matter began on May 3, 2016.  While there is no statutory deadline for the ALJ to make a recommendation or for the commission to issue a final order, OG&E is allowed to implement increased rates subject to refund, 180 days after the filing of its application on December 18, 2015. On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million while simultaneously reducing fuel costs billed to customers. The interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case.

Arkansas Rate Case Filing

OG&E intends to file a general rate case in Arkansas with the APSC during the third quarter of 2016.

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

On August 3, 2016, Enable announced a quarterly dividend distribution of $0.3180 per unit on its outstanding common and subordinated units, representing the same dividend distribution as the previous quarter.

Overview

Company Strategy

The Company's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management. The Company's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and interest in a publicly traded midstream company, while providing competitive energy products and services to customers as well as seeking growth opportunities in both businesses.

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

Summary of Operating Results
Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015

Net income attributable to the Company was $71.5 million, or $0.35 per diluted share, during the three months ended June 30, 2016 as compared to $87.5 million, or $0.44 per diluted share, during the same period in 2015. The decrease in net income of $16.0 million, or $0.09 per diluted share, during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to:

•
a decrease in net income attributable to OGE Holdings of $18.4 million, or $0.10 per diluted share of the Company's common stock, primarily due to a decrease in earnings of unconsolidated affiliates, an increase in operations and maintenance expense, resulting from the settlement of the Supplemental Executive Retirement Plan and the Restoration of Retirement Income Plan, as described in Note 10, and an increase in state income tax expense due to a change in Louisiana tax law, partially offset by a decrease in income taxes resulting from lower taxable income; offset in part by

•
an increase in net income at OG&E of $3.3 million, or $0.02 per diluted share of the Company's common stock, primarily due to an increase in gross margin, higher other income, lower taxes other than income and decreased interest expense partially offset by an increase in other operation and maintenance expense, higher income tax expense and additional depreciation and amortization expense due to additional assets placed into service.

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

Net income attributable to the Company was $96.7 million, or $0.48 per diluted share, during the six months ended June 30, 2016 as compared to $130.7 million, or $0.66 per diluted share, during the same period in 2015. The decrease in net income of $34.0 million, or $0.18 per diluted share, during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to:

•
a decrease in net income attributable to OGE Holdings of $23.2 million, or $0.12 per diluted share of the Company's common stock, primarily due to a decrease in earnings of unconsolidated affiliates, an increase in operations and maintenance expense, resulting from the settlement of the Supplemental Executive Retirement Plan and the Restoration of Retirement Income Plan, as described in Note 10, and an increase in state income tax expense due to a change in Louisiana tax law, partially offset by a decrease in income taxes resulting from lower taxable income; and

•
a decrease in net income at OG&E of $7.7 million, or $0.04 per diluted share of the Company's common stock, primarily due to an increase in other operation and maintenance expense, higher depreciation and amortization expense due to additional assets being placed into service and an increase in income tax expense. These decreases were partially offset by higher other income, an increase in gross margin, a decrease in interest expense and lower taxes other than income; and

•
a decrease in net income at the Company of $3.1 million, or $0.02 per diluted share of the Company's common stock, primarily due to an increase in losses associated with the deferred compensation plan.

Recent Developments

CenterPoint had previously announced that it was evaluating strategic alternatives for its investment in Enable.  On July 18, 2016, CenterPoint and its wholly owned subsidiary, CenterPoint Energy Resources Corp., provided notice to the Company of CenterPoint’s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Resources Corp. This notice also constituted a notice pursuant to the right of first offer held by the Company under the Partnership Agreement and the Third Amended and Restated Limited Liability Company Agreement of the general partner.  Under the terms of the right of first offer, the Company has 30 days from receipt of the notice from CenterPoint to make an offer to buy all of CenterPoint’s membership interests in the general partner and all or any portion of CenterPoint Energy Resources Corp. common units and subordinated units.  If the Company were to make an offer under the right of first offer, then CenterPoint would have 30 days to accept such offer.  The Company is currently evaluating its options with respect to the right of first offer.

2016 Outlook

The Company's 2016 earnings guidance is between approximately $344.0 million to $366.0 million of net income, or $1.72 to $1.83 per average diluted share. The guidance assumes, among other things, approximately 200 million average diluted shares outstanding, normal weather for the year and full recovery of the lost revenues associated with the SmartHours program as described in Note 13 to the Notes to Condensed Consolidated Financial Statements. See the Company's 2015 Form 10-K for other key factors and assumptions underlying its 2016 earnings guidance.

Non-GAAP Financial Measures

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

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and six months ended June 30, 2016 as compared to the same period in 2015 and the Company's consolidated financial position at June 30, 2016. Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2016	2015	2016	2015
Net income	$71.5	$87.5	$96.7	$130.7
Basic average common shares outstanding	199.7	199.6	199.7	199.6
Diluted average common shares outstanding	199.8	199.6	199.8	199.6
Basic earnings per average common share	$0.35	$0.44	$0.48	$0.66
Diluted earnings per average common share	$0.35	$0.44	$0.48	$0.66
Dividends declared per common share	$0.27500	$0.25000	$0.55000	$0.50000

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net income (loss) attributable to OGE Energy
OG&E (Electric Utility)	$72.3	$69.0	$78.4	$86.1
OGE Holdings (Natural Gas Midstream Operations)	(0.4)	18.0	17.6	40.8
Other Operations (A)	(0.4)	0.5	0.7	3.8
Consolidated net income	$71.5	$87.5	$96.7	$130.7

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2016	2015	2016	2015
Operating revenues	$551.4	$549.9	$984.5	$1,030.0
Cost of sales	197.7	210.9	375.6	422.5
Other operation and maintenance	124.8	115.6	241.1	229.9
Depreciation and amortization	78.4	74.3	155.1	148.1
Taxes other than income	19.1	21.6	42.7	44.7
Operating income	131.4	127.5	170.0	184.8
Allowance for equity funds used during construction	3.7	1.7	5.3	3.2
Other income	4.4	3.3	8.4	5.0
Other expense	1.1	0.6	1.4	0.9
Interest expense	35.0	37.3	70.5	74.1
Income tax expense	31.1	25.6	33.4	31.9
Net income	$72.3	$69.0	$78.4	$86.1
Operating revenues by classification
Residential	$219.6	$214.0	$398.1	$408.6
Commercial	143.1	140.6	245.8	246.5
Industrial	48.8	49.3	87.0	91.0
Oilfield	38.8	42.1	71.1	79.1
Public authorities and street light	51.5	51.3	87.6	90.7
Sales for resale	0.1	9.0	0.2	20.8
System sales revenues	501.9	506.3	889.8	936.7
Integrated market	10.7	11.0	19.8	21.3
Other	38.8	32.6	74.9	72.0
Total operating revenues	$551.4	$549.9	$984.5	$1,030.0
Reconciliation of gross margin to revenue:
Operating revenues	$551.4	$549.9	$984.5	$1,030.0
Cost of sales	197.7	210.9	375.6	422.5
Gross margin	$353.7	$339.0	$608.9	$607.5
MWH sales by classification (In millions)
Residential	2.0	2.0	4.1	4.3
Commercial	2.0	2.0	3.6	3.6
Industrial	0.9	0.9	1.8	1.8
Oilfield	0.8	0.8	1.6	1.7
Public authorities and street light	0.8	0.8	1.5	1.5
Sales for resale	—	0.2	—	0.5
System sales	6.5	6.7	12.6	13.4
Integrated market	0.4	0.5	0.8	0.7
Total sales	6.9	7.2	13.4	14.1
Number of customers	829,779	819,483	829,779	819,483
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.262	2.704	2.157	2.664
Coal	2.293	2.174	2.290	2.144
Total fuel	2.122	2.220	2.034	2.209
Total fuel and purchased power	2.735	2.891	2.675	2.896
Degree days (A)
Heating - Actual	159	143	1,711	1,984
Heating - Normal	203	203	2,001	2,001
Cooling - Actual	620	610	632	621
Cooling - Normal	625	625	638	638

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

Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015
OG&E's net income increased $3.3 million, or 4.8 percent, during the three months ended June 30, 2016 as compared to the same period in 2015 primarily due to higher gross margin, higher other income, lower taxes other than income and lower interest expense partially offset by higher other operation and maintenance expense, higher income tax expense and higher depreciation and amortization expense.
Operating revenues were $551.4 million during the three months ended June 30, 2016 as compared to $549.9 million during the same period in 2015, an increase of $1.5 million, or 0.3 percent. Cost of sales were $197.7 million during the three months ended June 30, 2016 as compared to $210.9 million during the same period in 2015, a decrease of $13.2 million, or 6.3 percent. Gross margin was $353.7 million during the three months ended June 30, 2016 as compared to $339.0 million during the same period in 2015, an increase of $14.7 million, or 4.3 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Wholesale transmission revenue (A)	$7.4
Quantity variance (primarily weather)	6.6
Price variance (B)	5.5
Non-residential demand and related revenues	(0.1)
New customer growth	(0.4)
Other	(0.6)
Expiration of AVEC contract (C)	(3.7)
Change in gross margin	$14.7

(A)
Increased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a true up for Network Integration Transmission Services in the SPP formula rate for 2015.

(B)	Increased primarily due to the reversal of a reserve for gas transportation charges offset in part by the pricing impact of weather related sales.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $87.0 million during the three months ended June 30, 2016 as compared to $105.9 million during the same period in 2015, a decrease of $18.9 million, or 17.8 percent, primarily due to a decrease in generation due to the expiration of the wholesale power contract with AVEC in June 2015 and a decrease in natural gas prices. Purchased power costs were $97.7 million during the three months ended June 30, 2016 as compared to $94.1 million during the same period in 2015, an increase of $3.6 million, or 3.8 percent, primarily due to an increase of $4.1 million in purchases from the SPP partially offset by a decrease of $0.3 million in wind purchased power. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission related charges were $13.0 million during the three months ended June 30, 2016 as compared to $10.9 million during the same period in 2015, an increase of $2.1 million, or 19.3 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $124.8 million during the three months ended June 30, 2016 as compared to $115.6 million during the same period in 2015, an increase of $9.2 million, or 8.0 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Corporate allocations and overheads (A)	$3.9
Maintenance at power plants (B)	2.2
Vegetation management (C)	1.9
Contract professional services (D)	1.3
Other	(0.1)
Change in other operation and maintenance expense	$9.2

(A)	Increased primarily due to additional information technology and facility direct support.

(B)	Increased primarily due to timing of work performed at the power plants.

(C)	Increased primarily due to timing of vegetation management.

(D)	Increased primarily due to increased engineering services.

Depreciation and amortization expense was $78.4 million during the three months ended June 30, 2016 as compared to $74.3 million during the same period in 2015, an increase of $4.1 million, or 5.5 percent, primarily due to additional assets being placed in service.

Taxes other than income was $19.1 million during the three months ended June 30, 2016 as compared to $21.6 million during the same period in 2015, a decrease of $2.5 million, or 11.6 percent, primarily due to lower assessed ad valorem taxes and increased capitalized ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $3.7 million during the three months ended June 30, 2016 as compared to $1.7 million during the same period in 2015, an increase of $2.0 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $4.4 million during the three months ended June 30, 2016 as compared to $3.3 million during the same period in 2015, an increase of $1.1 million, or 33.3 percent, primarily due to an increase in the tax gross up related to higher allowance for funds used during construction.

Interest Expense. Interest expense was $35.0 million during the three months ended June 30, 2016 as compared to $37.3 million during the same period in 2015, a decrease of $2.3 million, or 6.2 percent, primarily due to a decrease in interest expense related to the retirement of $110.0 million long-term debt in January 2016 and increased allowance for borrowed funds used during construction.

Income Tax Expense. Income tax expense was $31.1 million during the three months ended June 30, 2016 as compared to $25.6 million during the same period in 2015, an increase of $5.5 million, or 21.5 percent, primarily due to higher pre-tax income and a reduction in tax credits generated.
Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015
OG&E's net income decreased $7.7 million, or 8.9 percent, during the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to higher other operation and maintenance expense, higher depreciation and amortization expense and higher income tax expense partially offset by higher other income, higher gross margin, lower interest expense and lower taxes other than income.

Operating revenues were $984.5 million during the six months ended June 30, 2016 as compared to $1,030.0 million during the same period in 2015, a decrease of $45.5 million, or 4.4 percent. Cost of sales were $375.6 million during the six months ended June 30, 2016 as compared to $422.5 million during the same period in 2015, a decrease of $46.9 million, or 11.1 percent. Gross margin was $608.9 million during the six months ended June 30, 2016 as compared to $607.5 million during the same period in 2015, an increase of $1.4 million, or 0.2 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Price variance (A)	$10.1
Wholesale transmission revenue (B)	6.1
New customer growth	0.1
Non-residential demand and related revenues	(1.7)
Other	(2.0)
Quantity variance (primarily weather)	(2.2)
Expiration of AVEC contract (C)	(9.0)
Change in gross margin	$1.4

(A)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(B)
Increased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a true up for Network Integration Transmission Services in the SPP formula rate for 2015.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $165.6 million during the six months ended June 30, 2016 as compared to $219.7 million during the same period in 2015, a decrease of $54.1 million, or 24.6 percent, primarily due to a decrease in generation due to the expiration of the wholesale power contract with AVEC in June 2015 and a decrease in natural gas prices. Purchased power costs were $184.0 million during the six months ended June 30, 2016 as compared to $180.6 million during the same period in 2015, an increase of $3.4 million, or 1.9 percent, primarily due to an increase of $3.1 million in wind purchased power and $3.0 million in cogeneration purchases partially offset by a decrease of $2.7 million in purchases from the SPP. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission related charges were $26.0 million during the six months ended June 30, 2016 as compared to $22.2 million during the same period in 2015, an increase of $3.8 million, or 17.1 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $241.1 million during the six months ended June 30, 2016 as compared to $229.9 million during the same period in 2015, an increase of $11.2 million, or 4.9 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Corporate allocations and overheads (A)	$4.0
Vegetation management (B)	3.3
Maintenance at power plants (C)	2.9
Salaries and wages (D)	2.6
Contract professional services	1.3
Other	0.2
Capitalized labor (E)	(1.5)
Software expense	(1.6)
Change in other operation and maintenance expense	$11.2

(A)	Increased primarily due to additional information technology and facility direct support.

(B)	Increased primarily due to timing of vegetation management.

(C)	Increased primarily due to timing of work performed at the power plants.

(D)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(E)	Decreased primarily due to reduced capitalized labor related to storms.

Depreciation and amortization expense was $155.1 million during the six months ended June 30, 2016 as compared to $148.1 million during the same period in 2015, an increase of $7.0 million, or 4.7 percent, primarily due to additional assets being placed in service.

Taxes other than income was $42.7 million during the six months ended June 30, 2016 as compared to $44.7 million during the same period in 2015, a decrease of $2.0 million, or 4.5 percent, primarily due to lower assessed ad valorem taxes and increased capitalized ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $5.3 million during the six months ended June 30, 2016 as compared to $3.2 million during the same period in 2015, an increase of $2.1 million, or 65.6 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $8.4 million during the six months ended June 30, 2016 as compared to $5.0 million during the same period in 2015, an increase of $3.4 million, or 68.0 percent, primarily due to increased guaranteed flat bill margins and an increase in the tax gross up related to higher allowance for funds used during construction.

Interest Expense. Interest expense was $70.5 million during the three months ended June 30, 2016 as compared to 74.1 million during the same period in 2015, a decrease of $3.6 million, or 4.9 percent, primarily due to a decrease in interest expense related to the retirement of $110.0 million long-term debt in January 2016 and increased allowance for borrowed funds used during construction.

Income Tax Expense. Income tax expense was $33.4 million during the six months ended June 30, 2016 as compared to $31.9 million during the same period in 2015, an increase of $1.5 million, or 4.7 percent, primarily due to a reduction in tax credits generated partially offset by lower pretax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	7.8	0.2	8.0	1.0
Depreciation and amortization	—	—	—	—
Taxes other than income	—	—	—	—
Operating income (loss)	(7.8)	(0.2)	(8.0)	(1.0)
Equity in earnings of unconsolidated affiliates	16.7	28.2	45.0	59.9
Income before taxes	8.9	28.0	37.0	58.9
Income tax expense	9.3	10.0	19.4	18.1
Net income (loss) attributable to OGE Holdings	$(0.4)	$18.0	$17.6	$40.8

Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015
OGE Holding's net income decreased $18.4 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to a $11.5 million decrease in equity in earnings of Enable, an increase in operations and maintenance expense, resulting from the settlement of the Supplemental Executive Retirement Plan and the Restoration of Retirement Income Plan, as described in Note 10, and an increase in state income tax due to a change in Louisiana tax law, partially offset by a decrease in income taxes resulting from lower taxable income. Enable reported lower gross margins due to lower commodity prices and an increase in unrealized losses on condensate and NGL derivatives. In addition to lower gross margins, Enable reported increased depreciation and amortization expense, increased interest expense and increased preferred unit distributions, partially offset by lower operating and maintenance expense.

As discussed above, the Company reported a settlement of its Supplemental Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, OGE Holdings recorded pension settlement charges of $7.9 million in the second quarter of 2016.

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

OGE Holding's net income decreased $23.2 million for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to a $14.9 million decrease in equity in earnings of Enable, an increase in operations and maintenance expense, resulting from the settlement of the Supplemental Executive Retirement Plan and the Restoration of Retirement Income Plan, as described in Note 10, and an increase in state income tax due to a change in Louisiana tax law, partially offset by a decrease in income taxes resulting from lower taxable income. Enable reported lower gross margins due to lower commodity prices, lower firm transportation revenues and a decrease in storage demand fees, along with an increase in unrealized losses on condensate and NGL derivatives. In addition to lower gross margins, Enable reported increased depreciation and amortization expense, increased interest expense and increased preferred unit distributions, partially offset by lower operating and maintenance expense.

As discussed above, the Company reported a settlement of its Supplemental Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, OGE Holdings recorded pension settlement charges of $7.9 million in the second quarter of 2016.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and six months ended June 30, 2016 as compared to the same period in 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
OGE's share of Enable net income	$9.1	$20.6	$30.4	$44.4
Amortization of basis difference	3.0	3.6	5.9	7.1
Elimination of Enogex Holdings fair value and other adjustments	4.6	4.0	8.7	8.4
Equity in earnings of unconsolidated affiliates	$16.7	$28.2	$45.0	$59.9

Enable Results of Operations

The following table represents summarized financial information of Enable for the three and six months ended June 30, 2016 as compared to the same period in 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Operating revenues	$529	$590	$1,038	$1,206
Cost of natural gas and natural gas liquids	254	277	449	569
Operating income	57	93	160	197
Net income	35	77	121	168

Enable Operating Data

The following table presents Enable's operating data for the three and six months ended June 30, 2016 as compared to the same period in 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gathered volumes - TBtu/d	3.10	3.19	3.07	3.19
Transportation volumes - TBtu/d	4.87	4.97	4.99	5.34
Natural gas processed volumes - TBtu/d	1.76	1.84	1.78	1.76
NGLs sold - million gallons/d (A)(B)	83.80	75.91	80.15	71.68

(A)	Excludes condensate.

(B)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

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

Cash and Cash Equivalents. There was no balance in Cash and Cash Equivalents at June 30, 2016 compared to a balance of $75.2 million at December 31, 2015, primarily due to the use of cash and payment of long-term debt of $110.0 million that matured in January 2016.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $254.0 million and $228.3 million at June 30, 2016 and December 31, 2015, respectively, an increase of $25.7 million, or 11.3 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in June 2016 as compared to December 2015.

Other Current Assets. The balance of Other Current Assets was $75.9 million and $55.6 million at June 30, 2016 and December 31, 2015, respectively, an increase of $20.3 million, or 36.5 percent, primarily due to reduced revenue collections from customers and increased revenue requirements that are not included in current rates.

Short-Term Debt. The balance of Short-term Debt was $284.4 million at June 30, 2016 compared to no balance at December 31, 2015. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable. The balance of Accounts Payable was $159.7 million and $262.5 million at June 30, 2016 and December 31, 2015, respectively, a decrease of $102.8 million, or 39.2 percent, primarily due to the timing of vendor payments and a decrease in accruals.

Accrued Compensation. The balance of Accrued Compensation was $35.7 million and $54.4 million at June 30, 2016 and December 31, 2015, respectively, a decrease of 18.7 million, or 34.4 percent, primarily resulting from the payment of retirement restoration benefits at June 30, 2016.

Long-Term Debt Due Within One Year. There was no balance of Long-term Debt Due Within One Year at June 30, 2016 compared to a balance of $110.0 million at December 31, 2015 due to long-term debt that matured in January 2016.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $41.3 million and $61.3 million at June 30, 2016 and December 31, 2015, respectively, a decrease of $20.0 million, or 32.6 percent, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power.

Cash Flows

	Six Months Ended
	June 30,		2016 vs. 2015
(In millions)	2016	2015	$ Change	% Change
Net cash provided from operating activities	$166.0	$305.8	$(139.8)	(45.7)%
Net cash used in investing activities	(305.7)	(225.7)	(80.0)	35.4%
Net cash provided from (used in) financing activities	64.5	(85.6)	150.1	*
* Change is greater than 100 percent.

Operating Activities

The decrease of $139.8 million, or 45.7 percent, in net cash provided from operating activities during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to higher fuel refunds during the six months ended June 30, 2016 as compared to higher fuel recoveries in 2015 at OG&E, the payment of retirement restoration benefits in the second quarter of 2016, a decrease in accrued taxes due to ad valorem accruals at OG&E and a decrease in cash received from transmission revenue at OG&E.

Investing Activities

The increase of $80.0 million, or 35.4 percent, in net cash used in investing activities during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in capital expenditures related to environmental projects at OG&E partially offset by an increase in investments related to return of capital from Enable.

Financing Activities

The increase of $150.1 million in net cash provided from financing activities during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in short-term debt partially offset by the payment of long-term debt in January of 2016.

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

(In millions)	2016	2017	2018	2019	2020
OG&E Base Transmission	$50	$30	$30	$30	$30
OG&E Base Distribution	185	175	175	175	175
OG&E Base Generation	45	75	75	75	75
OG&E Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	320	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	45	30	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	65	180	40	20	20
Other Projects:
Environmental - low NOX burners (D)	25	10	—	—	—
Environmental - dry scrubbers (D)	80	170	100	25	—
Combustion turbines - Mustang	155	160	25	—	—
Environmental - natural gas conversion (D)	—	20	30	25	—
Allowance of funds used during construction and ad valorem taxes	20	55	40	—	—
Total Other Projects	280	415	195	50	—
Total Known and Committed Projects	345	595	235	70	20
Total	$665	$900	$540	$375	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$190	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 13 of Notes to Condensed Consolidated Financial Statements under "Environmental Compliance Plan" in Item 1 of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based on their impact upon achieving the Company's financial objectives.

Pension Plan Funding

In July 2016, the Company contributed $20.0 million to its Pension Plan. No additional contributions are expected in 2016.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  As of June 30, 2016, the Company had $284.4 million of short-term debt as compared to no balance at December 31, 2015. The average balance of short-term debt during the six months ended June 30, 2016 was $201.9 million at a weighted-average interest rate of 0.74 percent. The maximum month-end balance of short-term debt during the six months ended June 30, 2016 was $299.6 million. At June 30, 2016, there were $1.7 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At June 30, 2016, the Company had $863.9 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.  At June 30, 2016, the Company had no balance in cash and cash equivalents.  See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's short-term debt activity.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and six months ended June 30, 2016, Enable made distributions of approximately $35.3 million and $70.6 million, respectively, to the Company. On June 22, 2016, Enable's Limited Partnership Agreement was amended to change the last permitted distribution date from 45 days to 60 days after the close of each quarter. Enable's General Partner Agreement was amended to change the distribution deadline from 50 days to five days following distributions by Enable.
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

On February 18, 2010, Oklahoma submitted its SIP to the EPA, which set forth the state's plan for compliance with Regional Haze Rule. On December 28, 2011, the EPA issued a final Regional Haze Rule for Oklahoma in which it rejected the SO2 portion of the previously submitted Oklahoma SIP and issued a FIP in its place. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the U.S. Supreme Court ended on May 27, 2014 when the Supreme Court denied Petition for Certiorari, upholding the EPA's FIP for SO2. The FIP compliance date is now January 4, 2019.

On December 9, 2015, the EPA released a final rule partially disapproving the revisions to the 2010 Oklahoma SIP for Regional Haze Rule and promulgated FIPs in their place for Oklahoma and Texas. The EPA disapproved portions of the Oklahoma SIP related to the establishment of reasonable progress goals for the Class I area located within the state and promulgated revised reasonable progress goals based on the FIP implementation in Texas. As a result, no further requirements are required in Oklahoma to meet the 2018 reasonable progress goals for Oklahoma.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015, approximately seven months after OG&E filed its application, and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.

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

On December 2, 2015, OG&E received an order from the OCC denying its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze Rule and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application did not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Two parties to the proceeding have appealed the OCC's decision to the Oklahoma Supreme Court.

As of June 30, 2016, OG&E had incurred $116.8 million of construction work in progress on the dry scrubbers.

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
On July 8, 2013, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint sought to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, the Court dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club sought a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the District Court dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the District Court to dismiss its remaining claims with prejudice. On August 27, 2014, the District Court granted the Sierra Club's request. The Sierra Club appealed the District Court's dismissal of its prevention of significant deterioration claim to the United States Court of Appeals for the Tenth Circuit. On March 8, 2016, the Tenth Circuit affirmed the trial court's decision dismissing the Sierra Club's case. On March 21, 2016, the Sierra Club filed a request for rehearing en banc with the Tenth Circuit. On April 13, 2016, the Tenth Circuit denied the request for rehearing. The Sierra Club did not seek review of the case by the United States Supreme Court. OG&E considers this case now closed.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2016, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

In August of 2013, the Sierra Club and the Natural Resources Defense Council filed a complaint under the citizen suit provision of the Clean Air Act based on the EPA's failure to promulgate and publish designations for the 2010 revised primary SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that set forth mandatory deadlines for the EPA to issue designations for all areas of the country that remained undesignated. On September 18, 2015 the ODEQ reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard.  In a letter dated February 11, 2016, EPA Region 6 notified Oklahoma of their intent to designate part of Muskogee County in which OG&E’s Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS. This new designation was required to be finalized according to the EPA-Sierra Club consent decree by July 2, 2016. On June 17, 2016, the EPA and the Sierra Club entered into a joint agreement to extend the July 2, 2016 deadline by 60 days for certain areas including the Muskogee area. The new date for a final EPA decision on the proposed designation for the Muskogee area will be August 31, 2016. The EPA published final decisions on all other areas not subject to the extension on July 12, 2016. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. On August 21, 2015, the EPA finalized a data requirements rule for implementing the 2010 SO2 standard requiring air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 via air quality modeling or ambient air monitoring.  On June 28, 2016, the ODEQ filed their emissions monitoring plan with the EPA in compliance with the rule, stating that ambient monitoring will be used as the method for characterizing air quality for sources which release 2,000 tons of SO2 per year or more.  At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to the Company's financial results.

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

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in “Pending Regulatory Matters”, OG&E has filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

In 2014, the Company enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision. On July 19, 2016, the U.S. Fish and Wildlife Service issued a final rule to amend its regulations to remove the lesser prairie chicken from the list of threatened species under the Endangered Species Act.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems.  The dry scrubbers are scheduled to be completed by 2019. More detail regarding the dry scrubber project can be found under “Pending Regulatory Matters” in Note 13 to Notes to Condensed Consolidated Financial Statements of Part I, Item I of this Form 10-Q.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

On December 19, 2014, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The final rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. The final rule is currently being appealed at the D.C. Circuit Court of Appeals. OG&E is in compliance with this rule at this time.

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

Water

OG&E's operations are subject to the Federal Clean Water Act and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters.
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

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology and performance based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule occurs between 2018 and 2023. OG&E is evaluating what if any compliance actions are needed but is not able to quantify with any certainty, what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the state.

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

As of July 2016, subsidiaries of CenterPoint Energy and the Company hold an aggregate of 136,983,998 common units and 207,855,430 subordinated units, and CenterPoint Energy holds 14,520,000 Series A Preferred Units. Upon a change of control, Enable's Series A Preferred Units are convertible into common units at the option of the holders of such units. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier under certain circumstances. In addition, Enable has agreed to provide CenterPoint Energy, the Company and ArcLight with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the second quarter of 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
04/01/16 - 04/30/16	—		$—	N/A	N/A
05/01/16 - 05/31/16	173	(A)	$30.81	N/A	N/A
06/01/16 - 06/30/16	—		$—	N/A	N/A

(A)	These shares of restricted stock were returned to the Company to satisfy tax liabilities.

Item 6.  Exhibits.

Exhibit No.	Description
10.01
Fourth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated June 22, 2016 (Filed as Exhibit 10.01 to the Company's Form 8-K filed June 22, 2016 (File No. 1-12579) and incorporated by reference herein)

10.02
Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC, dated June 22, 2016 (Filed as Exhibit 10.02 to the Company's Form 8-K filed June 22, 2016 (File No. 1-12579) and incorporated by reference herein)

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01
Press release dated June 29, 2016 announcing OG&E's implementation of interim rates and reduced fuel costs (Filed as Exhibit 99.01 to the Company's Form 8-K filed June 29, 2016 (File No. 1-12579) and incorporated by reference herein)

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

August 4, 2016