Form 10-Q
period 2016-09-30
OGE ENERGY CORP.
filed 2016-11-03
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At September 30, 2016, there were 199,702,959 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy, collectively with its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 26.3 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2016	2015	2016	2015
OPERATING REVENUES	$743.9	$719.8	$1,728.4	$1,749.8
COST OF SALES	269.8	259.8	645.4	682.3
OPERATING EXPENSES
Other operation and maintenance	113.1	109.4	354.6	334.3
Depreciation and amortization	82.2	77.9	240.8	230.0
Taxes other than income	21.5	21.9	66.5	68.8
Total operating expenses	216.8	209.2	661.9	633.1
OPERATING INCOME	257.3	250.8	421.1	434.4
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	34.5	(71.9)	79.5	(12.0)
Allowance for equity funds used during construction	3.9	2.2	9.2	5.4
Other income	5.7	8.9	18.9	19.4
Other expense	(3.3)	(5.3)	(10.8)	(8.5)
Net other income (expense)	40.8	(66.1)	96.8	4.3
INTEREST EXPENSE
Interest on long-term debt	35.8	37.0	107.3	110.9
Allowance for borrowed funds used during construction	(2.0)	(1.1)	(4.7)	(2.7)
Interest on short-term debt and other interest charges	1.6	1.1	5.1	4.2
Interest expense	35.4	37.0	107.7	112.4
INCOME BEFORE TAXES	262.7	147.7	410.2	326.3
INCOME TAX EXPENSE	79.1	36.5	129.9	84.4
NET INCOME	$183.6	$111.2	$280.3	$241.9
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.7	199.7	199.6
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.9	199.7	199.8	199.6
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.92	$0.55	$1.40	$1.21
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.92	$0.55	$1.40	$1.21
DIVIDENDS DECLARED PER COMMON SHARE	$0.30250	$0.27500	$0.85250	$0.77500

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$183.6	$111.2	$280.3	$241.9
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.4, $0.3, $1.2 and $1.7, respectively	0.8	0.7	2.3	1.9
Settlement cost, net of tax of $0.0, $2.4, $3.2 and $2.4, respectively	—	3.8	5.0	3.8
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0.0, $0.2, $0.0 and $0.6, respectively	—	0.3	—	0.9
Amortization of prior service cost, net of tax of ($0.2), ($0.3), ($0.7) and ($0.8), respectively	(0.4)	(0.4)	(1.2)	(1.3)
Other comprehensive income, net of tax	0.4	4.4	6.1	5.3
Comprehensive income	$184.0	$115.6	$286.4	$247.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$280.3	$241.9
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	240.8	230.0
Deferred income taxes and investment tax credits	134.2	62.3
Equity in earnings of unconsolidated affiliates	(79.5)	12.0
Distributions from unconsolidated affiliates	79.9	67.1
Allowance for equity funds used during construction	(9.2)	(5.4)
Stock-based compensation	3.2	3.8
Excess tax benefit on stock-based compensation	—	(5.2)
Regulatory assets	(10.5)	12.7
Regulatory liabilities	(9.8)	(13.9)
Other assets	18.0	12.7
Other liabilities	(19.8)	0.1
Change in certain current assets and liabilities
Accounts receivable, net	(51.2)	(33.8)
Accounts receivable - unconsolidated affiliates	(0.7)	0.5
Accrued unbilled revenues	(17.5)	(22.4)
Fuel, materials and supplies inventories	30.9	(25.5)
Fuel clause under recoveries	(0.5)	66.7
Other current assets	(13.1)	(8.9)
Accounts payable	(90.6)	(57.7)
Fuel clause over recoveries	(59.9)	34.5
Other current liabilities	1.9	37.6
Net Cash Provided from Operating Activities	426.9	609.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(466.7)	(375.0)
Return of capital - equity method investments	25.9	36.9
Proceeds from sale of assets	0.3	2.2
Net Cash Used in Investing Activities	(440.5)	(335.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(164.7)	(149.7)
Issuance of common stock	—	7.2
Excess tax benefit on stock-based compensation	—	5.2
Payment of long-term debt	(110.1)	(0.1)
Increase (decrease) in short-term debt	213.2	(98.0)
Net Cash Used in Financing Activities	(61.6)	(235.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(75.2)	37.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75.2	5.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$43.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$75.2
Accounts receivable, less reserve of $2.0 and $1.4, respectively	224.3	173.1
Accounts receivable - unconsolidated affiliates	2.4	1.7
Accrued unbilled revenues	71.0	53.5
Income taxes receivable	17.7	17.2
Fuel inventories	87.6	113.8
Materials and supplies, at average cost	75.4	80.1
Fuel clause under recoveries	0.5	—
Other	68.2	55.6
Total current assets	547.1	570.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,168.0	1,194.4
Other	72.0	70.7
Total other property and investments	1,240.0	1,265.1
PROPERTY, PLANT AND EQUIPMENT
In service	10,599.6	10,318.3
Construction work in progress	365.8	278.5
Total property, plant and equipment	10,965.4	10,596.8
Less accumulated depreciation	3,431.1	3,274.4
Net property, plant and equipment	7,534.3	7,322.4
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	404.8	402.2
Other	57.8	20.7
Total deferred charges and other assets	462.6	422.9
TOTAL ASSETS	$9,784.0	$9,580.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$213.2	$—
Accounts payable	129.4	262.5
Dividends payable	60.4	54.9
Customer deposits	77.4	77.0
Accrued taxes	58.7	45.9
Accrued interest	33.0	42.9
Accrued compensation	34.1	54.4
Long-term debt due within one year	124.9	110.0
Fuel clause over recoveries	1.4	61.3
Other	62.8	43.9
Total current liabilities	795.3	752.8
LONG-TERM DEBT	2,505.2	2,628.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	280.2	299.9
Deferred income taxes	2,314.5	2,178.2
Regulatory liabilities	292.0	273.6
Other	151.6	121.3
Total deferred credits and other liabilities	3,038.3	2,873.0
Total liabilities	6,338.8	6,254.6
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,104.4	1,101.3
Retained earnings	2,369.8	2,259.8
Accumulated other comprehensive loss, net of tax	(29.0)	(35.1)
Total stockholders' equity	3,445.2	3,326.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,784.0	$9,580.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$2.0	$1,099.3	$2,259.8	$(35.1)	$3,326.0
Net income	—	—	280.3	—	280.3
Other comprehensive income, net of tax	—	—	—	6.1	6.1
Dividends declared on common stock	—	—	(170.3)	—	(170.3)
Stock-based compensation	—	3.1	—	—	3.1
Balance at September 30, 2016	$2.0	$1,102.4	$2,369.8	$(29.0)	$3,445.2

Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$3,244.4
Net income	—	—	241.9	—	241.9
Other comprehensive income, net of tax	—	—	—	5.3	5.3
Dividends declared on common stock	—	—	(154.8)	—	(154.8)
Issuance of common stock	—	7.2	—	—	7.2
Stock-based compensation	—	9.4	—	—	9.4
Balance at September 30, 2015	$2.0	$1,102.2	$2,285.3	$(36.1)	$3,353.4

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2015 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2016	2015
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$48.9	$36.6
SPP cost tracker rider under recovery (A)	2.4	4.5
Fuel clause under recoveries	0.5	—
Other (A)	7.6	5.4
Total Current Regulatory Assets	$59.4	$46.5
Non-Current
Benefit obligations regulatory asset	$235.0	$242.2
Income taxes recoverable from customers, net	60.0	56.7
Smart Grid	43.4	43.6
Deferred storm expenses	35.9	27.6
Unamortized loss on reacquired debt	13.7	14.8
Other	16.8	17.3
Total Non-Current Regulatory Assets	$404.8	$402.2
Regulatory Liabilities
Current
Fuel clause over recoveries	$1.4	$61.3
Other (B)	3.8	7.5
Total Current Regulatory Liabilities	$5.2	$68.8
Non-Current
Accrued removal obligations, net	$260.1	$254.9
Pension tracker	30.9	17.7
Other (C)	1.0	1.0
Total Non-Current Regulatory Liabilities	$292.0	$273.6

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

(C)	Prior year amount of $1.0 million reclassified from Deferred Other Liabilities to Non-Current Regulatory Liabilities.

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

Investment in Unconsolidated Affiliate

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. The Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable as presented on the Company's Condensed Consolidated Balance Sheet at September 30, 2016. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligations

The following table summarizes changes to the Company's asset retirement obligations during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
(In millions)	2016	2015
Balance at January 1	$63.3	$58.6
Accretion expense	2.1	1.9
Liabilities settled	(0.2)	(0.4)
Revisions in estimated cash flows	—	1.6
Balance at September 30	$65.2	$61.7

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the nine months ended September 30, 2016 and 2015. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net income	Prior service cost	Total
Balance at December 31, 2015	$(39.2)	$0.1	$2.5	$1.5	$(35.1)
Amounts reclassified from accumulated other comprehensive income (loss)	2.3	—	—	(1.2)	1.1
Settlement cost	5.0	—	—	—	5.0
Net current period other comprehensive income (loss)	7.3	—	—	(1.2)	6.1
Balance at September 30, 2016	$(31.9)	$0.1	$2.5	$0.3	$(29.0)

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net loss	Prior service cost	Net loss	Prior service cost	Total
Balance at December 31, 2014	$(36.8)	$0.1	$(8.0)	$3.3	$(41.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.9	—	0.9	(1.3)	1.5
Settlement cost	3.8	—	—	—	3.8
Net current period other comprehensive income (loss)	5.7	—	0.9	(1.3)	5.3
Balance at September 30, 2015	$(31.1)	$0.1	$(7.1)	$2.0	$(36.1)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three and nine months ended September 30, 2016 and 2015.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Amortization of defined benefit pension and restoration of retirement income plan items
Actuarial losses	$(1.2)	$(1.0)	$(3.5)	$(3.6)	(A)
Settlement	—	(6.2)	(8.2)	(6.2)	(A)
	(1.2)	(7.2)	(11.7)	(9.8)	Total before tax
	(0.4)	(2.7)	(4.4)	(4.1)	Tax benefit
	$(0.8)	$(4.5)	$(7.3)	$(5.7)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$—	$(0.5)	$—	$(1.5)	(A)
Prior service credit	0.6	0.7	1.9	2.1	(A)
	0.6	0.2	1.9	0.6	Total before tax
	0.2	0.1	0.7	0.2	Tax expense
	$0.4	$0.1	$1.2	$0.4	Net of tax

Total reclassifications for the period	$(0.4)	$(4.4)	$(6.1)	$(5.3)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

The December 31, 2015 Condensed Consolidated Balance Sheet has been adjusted for the reclassification of $16.8 million of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the 2016 presentation due to the adoption of ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," in 2016.

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
Leases. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The main difference between current lease accounting and Topic 842 is the recognition of right-to-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance, but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has started evaluating its current lease contracts. The Company has not determined the amount of impact on its Condensed Consolidated Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

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
In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At September 30, 2016, the Company owned 111.0 million common units, or 26.3 percent of which 68.2 million units were subordinated.

The Company and CenterPoint also own a 60 percent and 40 percent interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Distributions received from Enable were $35.3 million and $35.1 million during the three months ended September 30, 2016 and 2015, respectively, and $105.9 million and $104.0 million for the nine months ended September 30, 2016 and 2015, respectively. On November 1, 2016, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, representing the same dividend distribution as the previous quarter.

CenterPoint had previously announced that it was evaluating strategic alternatives for its investment in Enable.  On July 18, 2016, CenterPoint and its wholly owned subsidiary, CenterPoint Energy Resources Corp., provided notice to the Company of CenterPoint’s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Resources Corp. This notice also constituted a notice pursuant to the right of first offer held by the Company under the Partnership Agreement and the Third Amended and Restated Limited Liability Company Agreement of the general partner.  Under the terms of the right of first offer, the Company had 30 days from receipt of the notice from CenterPoint to make an offer to buy all of CenterPoint’s membership interests in the general partner and all or any portion of CenterPoint Energy Resources Corp. common units and subordinated units.  The Company submitted to CenterPoint a proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in Enable GP and all of the common units and subordinated units of Enable owned by CenterPoint. The Company did not receive a reply from CenterPoint within the required timeframe.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, are discussed below.

On May 1, 2013, the Company and Enable entered into a Services Agreement, an Employee Transition Agreement, and other agreements whereby the Company agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. As of December 31, 2015, Enable terminated all support services except certain information technology, payroll and benefits administration. The remaining services automatically extended for another year on May 1, 2016. Under these agreements, the Company charged operating costs to Enable of $1.0 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively, and $3.6 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively. The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Additionally, the Company agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October 2014, the Company, CenterPoint and Enable agreed to continue the secondment to Enable of 192 employees that participate in the Company's defined benefit and retirement plans beyond December 31, 2014. The Company billed Enable for reimbursement of $6.6 million and $7.0 million during the three months ended September 30, 2016 and 2015, respectively, and $20.7 million and $25.1 million during the nine months ended September 30, 2016 and 2015, respectively, under the Transitional Seconding Agreement for employment costs.

The Company had accounts receivable from Enable for amounts billed for transitional services, including the cost of seconded employees, of $3.7 million and $3.4 million as of September 30, 2016 and December 31, 2015, respectively.

Related Party Transactions with Enable

OG&E entered into a contract with Enable to provide gas transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Operating Revenues:
Electricity to power electric compression assets	$3.7	$4.4	$9.0	$11.1
Cost of Sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.3
Natural gas purchases/(sales)	4.4	2.5	11.3	7.1

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

	September 30,	December 31,
Balance Sheet	2016	2015
(In millions)
Current assets	$408	$381
Non-current assets	10,833	10,845
Current liabilities	338	615
Non-current liabilities	3,174	3,080

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2016	2015	2016	2015
(In millions)
Operating revenues	$620	$646	$1,658	$1,852
Cost of natural gas and natural gas liquids	268	287	717	856
Operating income	139	(975)	299	(778)
Net income	110	(985)	231	(817)

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

The Company recorded equity in earnings of unconsolidated affiliates of $34.5 million and $79.5 million for the three and nine months ended September 30, 2016, respectively, and a loss in equity in earnings of $71.9 million and $12.0 million for the three and nine months ended September 30, 2015, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex and its underlying equity in the net assets of Enable. The basis difference is the result of the initial contribution of Enogex to Enable in May 2013, and subsequent issuances of equity by Enable, including the initial public offering in April 2014 and the issuance of common units for the acquisition of CenterPoint's 24.95 percent interest in SESH. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described below.

2015 Goodwill Impairment. Enable tested its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable. Goodwill was assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. Subsequent to the completion of the October 1, 2014 annual test, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which Enable operates. Based on the decline in producer activity and the forecasted impact on future periods, in addition to an increase in the weighted average cost of capital, Enable determined that the impact on its forecasted operating profits and cash flows for its gathering and processing and transportation and storage segments for the next five years would be significantly reduced. As a result, when Enable performed the first step of its annual goodwill impairment analysis as of October 1, 2015, it determined that the carrying value of the gathering and processing and transportation and storage segments exceeded fair value. Enable completed the second step of the goodwill impairment analysis comparing the implied fair value for those reporting units to the carrying amount of that goodwill and determined that goodwill for those units was completely impaired in the amount of $1,086.4 million as of September 30, 2015, and wrote off all of its goodwill in the third quarter of 2015.

The following table reconciles the Company's equity in earnings (loss) of its unconsolidated affiliates for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Equity in Earnings (Loss) of Unconsolidated Affiliates	2016	2015	2016	2015
(In millions)
Enable net income (loss)	$110.1	$(985.1)	$230.8	$(817.3)
Distributions senior to limited partners	(9.1)	—	(9.1)	—
Differences due to timing of OGE Energy and Enable accounting close and permanent items	3.0	4.2	(3.6)	9.9
Enable net income (loss) used to calculate OGE Energy's equity in earnings	$104.0	$(980.9)	$218.1	$(807.4)
OGE Energy’s percent ownership	26.3%	26.3%	26.3%	26.3%
OGE Energy’s portion of Enable net income (loss)	$27.3	$(257.2)	$57.5	$(212.0)
Impairments recognized by Enable associated with OGE Energy’s basis differences	—	177.7	0.6	177.7
OGE Energy's share of Enable net income (loss)	$27.3	$(79.5)	$58.1	$(34.3)
Amortization of basis difference	2.9	3.5	8.8	10.6
Elimination of Enable fair value step up	4.3	4.1	12.6	11.7
Equity in earnings (loss) of unconsolidated affiliates	$34.5	$(71.9)	$79.5	$(12.0)

The difference between the Company's investment in Enable and its underlying equity in the net assets of Enable was $761.5 million as of September 30, 2016. The following table reconciles the basis difference in Enable from December 31, 2015 to September 30, 2016.

(In millions)
Basis difference as of December 31, 2015	$783.5
Impairments recognized by Enable associated with OGE Energy’s basis difference	(0.6)
Amortization of basis difference	(8.8)
Elimination of Enable fair value step up and other adjustments	(12.6)
Basis difference as of September 30, 2016	$761.5

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at September 30, 2016 and December 31, 2015.

	September 30,		December 31,
	2016		2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,385.0	$2,818.2	$2,493.9	$2,754.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.9	10.0	10.0	9.2
OGE Energy Senior Notes	99.8	99.9	99.5	99.9

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2016 and 2015 related to the Company's performance units and restricted stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Performance units
Total shareholder return	$1.2	$1.9	$3.4	$5.7
Earnings per share	(1.3)	(0.8)	(0.3)	0.3
Total performance units	(0.1)	1.1	3.1	6.0
Restricted stock	—	—	0.1	0.1
Total compensation expense	(0.1)	1.1	3.2	6.1
Less: Amount paid by unconsolidated affiliates	—	(0.2)	—	0.3
Net compensation expense	$(0.1)	$1.3	$3.2	$5.8
Income tax benefit	$—	$0.5	$1.3	$2.3

During the three and nine months ended September 30, 2016, the Company issued an immaterial number of shares to satisfy restricted stock grants.

6.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2013 or state and local tax examinations by tax authorities for years prior to 2012.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

7.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2016	2015	2016	2015
Net income	$183.6	$111.2	$280.3	$241.9
Average Common Shares Outstanding
Basic average common shares outstanding	199.7	199.7	199.7	199.6
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.2	—	0.1	—
Diluted average common shares outstanding	199.9	199.7	199.8	199.6
Basic Earnings Per Average Common Share	$0.92	$0.55	$1.40	$1.21
Diluted Earnings Per Average Common Share	$0.92	$0.55	$1.40	$1.21
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.	Long-Term Debt

At September 30, 2016, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.84%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.80%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.82%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  As of September 30, 2016, the Company had $213.2 million of short-term debt as compared to no balance at December 31, 2015. The following table provides information regarding the Company's revolving credit agreements at September 30, 2016.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Maturity
(In millions)
OGE Energy (B)	$750.0	$213.2	0.74%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	1.7	0.95%	(D)	December 13, 2018	(E)
Total	$1,150.0	$214.9	0.74%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2016.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
As of September 30, 2016, commitments of $16.3 million and $8.7 million of the OGE Energy's and OG&E's credit facilities, respectively, were not extended and unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire December 13, 2017.

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

10.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the quarter ended June 30, 2016, the Company experienced a settlement of its Supplemental Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, the Company recorded pension settlement charges of $8.7 million during the nine months ended September 30, 2016. During the first nine months of 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $16.2 million in the third quarter of 2015. The pension settlement charge did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

The details of net periodic benefit cost, before consideration of capitalized amounts, of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2016 (B)	2015 (B)	2016 (C)	2015 (C)	2016 (B)	2015 (B)	2016 (C)	2015 (C)
Service cost	$4.0	$4.2	$11.9	$12.1	$—	$0.4	$0.2	$1.0
Interest cost	6.4	6.6	19.1	19.6	0.1	0.2	0.3	0.5
Expected return on plan assets	(10.4)	(11.0)	(31.1)	(34.5)	—	—	—	—
Amortization of net loss	4.1	3.8	12.3	13.5	0.2	0.2	0.5	0.5
Amortization of unrecognized prior service cost (A)	(0.1)	0.1	(0.1)	0.3	0.1	—	0.1	0.1
Settlement	—	16.2	—	16.2	—	—	8.7	—
Total net periodic benefit cost	4.0	19.9	12.1	27.2	0.4	0.8	9.8	2.1
Less: Amount paid by unconsolidated affiliates	1.3	1.0	3.8	3.1	0.1	—	0.3	0.1
Net periodic benefit cost (net of unconsolidated affiliates)	$2.7	$18.9	$8.3	$24.1	$0.3	$0.8	$9.5	$2.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $3.0 million and $19.7 million of net periodic benefit cost recognized during the three months ended September 30, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended September 30, 2016 of $2.4 million and a deferral of $4.7 million for the three months ended September 30, 2015, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1); and

•
during the three months ended September 30, 2016 there were no costs relating to the deferral of pension expense compared to $1.4 million for the three months ended September 30, 2015 related to the Arkansas jurisdictional portion of the pension settlement charge of $16.2 million during the three months ended September 30, 2015.

(C)	In addition to the $17.8 million and $26.1 million of net periodic benefit cost recognized during the nine months ended September 30, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2016 and 2015 of $6.7 million and $0.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1); and

•
costs relating to the deferral of pension expense during the nine months ended September 30, 2016 and 2015 of $0.1 million and $1.4 million, respectively, related to the Arkansas jurisdictional portion of the pension settlement charge of $8.7 million and $16.2 million, respectively.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016 (B)	2015 (B)	2016 (C)	2015 (C)
Service cost	$0.2	$0.4	$0.6	$1.2
Interest cost	2.4	2.6	7.1	7.7
Expected return on plan assets	(0.6)	(0.6)	(1.7)	(1.8)
Amortization of net loss	0.6	3.5	1.9	10.4
Amortization of unrecognized prior service cost (A)	(2.1)	(4.1)	(6.5)	(12.4)
Total net periodic benefit cost	0.5	1.8	1.4	5.1
Less: Amount paid by unconsolidated affiliates	—	0.4	0.1	1.0
Net periodic benefit cost (net of unconsolidated affiliates)	$0.5	$1.4	$1.3	$4.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.5 million and $1.4 million of net periodic benefit cost recognized during the three months ended September 30, 2016 and 2015, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2016 and 2015 of $1.9 million and $1.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $1.3 million and $4.1 million of net periodic benefit cost recognized during the nine months ended September 30, 2016 and 2015, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2016 and 2015 of $5.9 million and $4.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Capitalized portion of net periodic pension benefit cost	$1.0	$2.6	$3.0	$4.6
Capitalized portion of net periodic postretirement benefit cost	0.2	0.5	0.6	1.4

Pension Plan Funding

In July 2016, the Company contributed $20.0 million to its Pension Plan. No additional contributions are expected in 2016.

11.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) the natural gas midstream operations segment.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2016 and 2015.

Three Months Ended September 30, 2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$743.9	$—	$—	$—	$743.9
Cost of sales	269.8	—	—	—	269.8
Other operation and maintenance	115.2	(0.1)	(2.0)	—	113.1
Depreciation and amortization	80.8	—	1.4	—	82.2
Taxes other than income	20.9	—	0.6	—	21.5
Operating income	257.2	0.1	—	—	257.3
Equity in earnings of unconsolidated affiliates	—	34.5	—	—	34.5
Other income	6.0	—	0.3	—	6.3
Interest expense	34.3	—	1.1	—	35.4
Income tax expense (benefit)	69.0	12.1	(2.0)	—	79.1
Net income	$159.9	$22.5	$1.2	$—	$183.6
Investment in unconsolidated affiliates	$—	$1,168.0	$—	$—	$1,168.0
Total assets	$8,511.5	$1,503.1	$93.3	$(323.9)	$9,784.0

Three Months Ended September 30, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$719.8	$—	$—	$—	$719.8
Cost of sales	259.8	—	—	—	259.8
Other operation and maintenance	107.4	4.9	(2.9)	—	109.4
Depreciation and amortization	75.9	—	2.0	—	77.9
Taxes other than income	21.0	—	0.9	—	21.9
Operating income	255.7	(4.9)	—	—	250.8
Equity in earnings of unconsolidated affiliates (A)	—	(71.9)	—	—	(71.9)
Other income	6.6	—	(0.7)	(0.1)	5.8
Interest expense	36.4	—	0.7	(0.1)	37.0
Income tax expense (benefit)	63.0	(26.8)	0.3	—	36.5
Net income	$162.9	$(50.0)	$(1.7)	$—	$111.2
Investment in unconsolidated affiliates	$—	$1,202.2	$—	$—	$1,202.2
Total assets	$8,554.1	$1,541.5	$133.5	$(628.4)	$9,600.7

(A)	The Company recorded a $108.4 million pre-tax charge during the three months ended September 30, 2015 for its share of Enable's goodwill impairment, as adjusted for the basis differences.

Nine Months Ended September 30, 2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,728.4	$—	$—	$—	$1,728.4
Cost of sales	645.4	—	—	—	645.4
Other operation and maintenance	356.3	7.9	(9.6)	—	354.6
Depreciation and amortization	235.9	—	4.9	—	240.8
Taxes other than income	63.6	—	2.9	—	66.5
Operating income	427.2	(7.9)	1.8	—	421.1
Equity in earnings of unconsolidated affiliates	—	79.5	—	—	79.5
Other income	18.3	—	(0.8)	(0.2)	17.3
Interest expense	104.8	—	3.1	(0.2)	107.7
Income tax expense (benefit)	102.4	31.5	(4.0)	—	129.9
Net income	$238.3	$40.1	$1.9	$—	$280.3
Investment in unconsolidated affiliates	$—	$1,168.0	$—	$—	$1,168.0
Total assets	$8,511.5	$1,503.1	$93.3	$(323.9)	$9,784.0

Nine Months Ended September 30, 2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,749.8	$—	$—	$—	$1,749.8
Cost of sales	682.3	—	—	—	682.3
Other operation and maintenance	337.3	5.9	(8.9)	—	334.3
Depreciation and amortization	224.0	—	6.0	—	230.0
Taxes other than income	65.7	—	3.1	—	68.8
Operating income	440.5	(5.9)	(0.2)	—	434.4
Equity in earnings of unconsolidated affiliates (A)	—	(12.0)	—	—	(12.0)
Other income	13.9	—	2.6	(0.2)	16.3
Interest expense	110.5	—	2.1	(0.2)	112.4
Income tax expense (benefit)	94.9	(8.7)	(1.8)	—	84.4
Net income	$249.0	$(9.2)	$2.1	$—	$241.9
Investment in unconsolidated affiliates	$—	$1,202.2	$—	$—	$1,202.2
Total assets	$8,554.1	$1,541.5	$133.5	$(628.4)	$9,600.7

(A)	The Company recorded a $108.4 million pre-tax charge during the three months ended September 30, 2015 for its share of Enable's goodwill impairment, as adjusted for the basis differences.

12.	Commitments and Contingencies

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

In March 2014, the PUD Staff began their review of the Demand Program costs, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the PUD Staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014 and beyond. In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues (approximately $10.0 million annually).

In April 2015, the PUD Staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the PUD Staff recommended the OCC approve the PUD Staff's methodology for calculating lost revenues associated with the SmartHours program, which differed from the methodology that OG&E believes it agreed upon and which would result in recovery of significantly less lost revenue for 2013, 2014 and 2015 than OG&E had recorded.

On March 28, 2016, the ALJ issued her recommendation on the PUD Staff's application. She found, among other things, that OG&E and the PUD Staff had not reached an agreement on all aspects of the calculation of lost revenues, that OG&E’s methodology for calculating lost revenues was not consistent with the provisions of OG&E’s tariff, and that the PUD Staff’s methodology for calculating lost revenues was proper. The ALJ recommended that the OCC order OG&E to adjust its calculation of SmartHours lost revenue for 2013 through 2015 consistent with the PUD Staff’s methodology, but that such adjustment should only be applied on a prospective basis following the issuance of an order by the OCC.

On August 9, 2016, OG&E entered into a settlement agreement with the PUD Staff to resolve the recoverable amount of lost revenues associated with the SmartHours program. The settlement provides for recovery of $10.1 million per year for 2013, 2014 and 2015, for a total of $30.3 million. OG&E had recorded $36.6 million of lost revenues for 2013, 2014 and 2015. On August 16, 2016, the OCC issued an order adopting the settlement agreement. Accordingly, OG&E reduced lost revenues and the Oklahoma Demand Program Rider regulatory asset by $6.3 million.

Mustang Modernization Plan-Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  In July 2016, OG&E filed a motion to dismiss the APSC Mustang proceeding and in August, the APSC approved the dismissal. OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015, approximately seven months after OG&E filed its application, and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application did not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Two parties to the proceeding have appealed the OCC's decision to the Oklahoma Supreme Court. After the OCC provides a certified record to the Oklahoma Supreme Court, the parties will file briefs by the end of 2016 or the first quarter of 2017.

OG&E anticipates the total cost of dry scrubbers will be $547.5 million. As of September 30, 2016, OG&E had invested $138.6 million of construction work in progress on the dry scrubbers. OG&E anticipates the combustion turbines for the Mustang Modernization Plan will be $424.9 million. As of September 30, 2016, OG&E has invested $133.6 million on the Mustang Modernization Plan.

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

The hearings in this matter began on May 3, 2016.  While there is no statutory deadline for the ALJ to make a recommendation or for the commission to issue a final order, OG&E is allowed to implement increased rates subject to refund 180 days after the filing of its application on December 18, 2015. On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million while simultaneously reducing fuel costs billed to customers. The interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case.

As of September 30, 2016, the Company has recorded $23.6 million of revenues from the interim rate increase and has reserved $21.0 million of that revenue.

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management, and increased recovery of depreciation and dismantlement costs. OG&E has a hearing scheduled for the rate case in the second quarter of 2017.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E has verbally agreed to a March 9, 2017 hearing date.

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

Over the course of 2015 and continuing into early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. During 2016, those prices increased, but have not rebounded to the pre-2015 levels. Based on these recent commodity prices, Enable has seen changes in producer activity that have negatively impacted Enable's operations and financial position and could see additional changes in producer activity that may negatively impact Enable's operations and affect its future distribution rates. If commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted. A significant portion of our earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in the Company's 2015 Form 10-K, Enable is subject to a number of risks. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

On November 1, 2016, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, representing the same dividend distribution as the previous quarter.

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

Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate for OG&E of three to five percent on a weather-normalized basis, maintaining a strong credit rating as well as targeting dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities. The Company also utilizes cash distributions from its investment in Enable to help fund its capital needs and support future dividend growth. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and having strong regulatory and legislative relationships.

Summary of Operating Results
Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

Net income attributable to the Company was $183.6 million, or $0.92 per diluted share, during the three months ended September 30, 2016 as compared to $111.2 million, or $0.55 per diluted share, during the same period in 2015. The increase in net income of $72.4 million, or $0.37 per diluted share, during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to:

•
an increase in net income attributable to OGE Holdings of $72.5 million, or $0.37 per diluted share of the Company's common stock, primarily due to an increase in earnings of unconsolidated affiliates due to a goodwill impairment in 2015 partially offset by an increase in income taxes resulting from higher taxable income; and

•
an increase in net income at the Company of $2.9 million, or $0.02 per diluted share of the Company's common stock, primarily due to a decrease in income tax expense partially offset by an increase in losses associated with the deferred compensation plan.

These increases were partially offset by a decrease in net income at OG&E of $3.0 million, or $0.02 per diluted share of the Company's common stock, primarily due to an increase in other operation and maintenance expense, higher income tax expense, additional depreciation and amortization expense due to higher storm amortization and additional assets placed into service, and lower other income partially offset by an increase in gross margin and an increase in allowance for equity funds used during construction.

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

Net income attributable to the Company was $280.3 million, or $1.40 per diluted share, during the nine months ended September 30, 2016 as compared to $241.9 million, or $1.21 per diluted share, during the same period in 2015. The increase in net income of $38.4 million, or $0.19 per diluted share, during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to:

•
an increase in net income attributable to OGE Holdings of $49.3 million, or $0.25 per diluted share of the Company's common stock, primarily due to an increase in earnings of unconsolidated affiliates due to a goodwill impairment in 2015, partially offset by an increase in operation and maintenance expense, due to the settlement of the Supplemental Executive Retirement Plan and the Restoration of Retirement Income Plan, as described in Note 10, an increase in state income tax expense due to a change in Louisiana tax law and an increase in income taxes resulting from higher taxable income; partially offset by

•
a decrease in net income at OG&E of $10.7 million, or $0.06 per diluted share of the Company's common stock, primarily due to an increase in other operation and maintenance expense, higher depreciation and amortization expense due to additional assets being placed into service and an increase in income tax expense. These decreases were partially offset by an increase in gross margin, lower interest expense, higher other income and lower taxes other than income.

2016 Outlook

The Company's 2016 earnings guidance is between $344.0 million to $366.0 million of net income, or $1.72 to $1.83 per average diluted share. The guidance assumes, among other things, approximately 200 million average diluted shares outstanding, normal weather for the remainder of the year and a final order before the end of 2016 from the OCC in OG&E's general rate case granting OG&E adequate rate relief. See the Company's 2015 Form 10-K for other key factors and assumptions underlying its 2016 earnings guidance.

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

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2016 as compared to the same period in 2015 and the Company's consolidated financial position at September 30, 2016. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2016	2015	2016	2015
Net income	$183.6	$111.2	$280.3	$241.9
Basic average common shares outstanding	199.7	199.7	199.7	199.6
Diluted average common shares outstanding	199.9	199.7	199.8	199.6
Basic earnings per average common share	$0.92	$0.55	$1.40	$1.21
Diluted earnings per average common share	$0.92	$0.55	$1.40	$1.21
Dividends declared per common share	$0.30250	$0.27500	$0.85250	$0.77500

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net income (loss) attributable to OGE Energy
OG&E (Electric Utility)	$159.9	$162.9	$238.3	$249.0
OGE Holdings (Natural Gas Midstream Operations)	22.5	(50.0)	40.1	(9.2)
Other Operations (A)	1.2	(1.7)	1.9	2.1
Consolidated net income	$183.6	$111.2	$280.3	$241.9

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Operating revenues	$743.9	$719.8	$1,728.4	$1,749.8
Cost of sales	269.8	259.8	645.4	682.3
Other operation and maintenance	115.2	107.4	356.3	337.3
Depreciation and amortization	80.8	75.9	235.9	224.0
Taxes other than income	20.9	21.0	63.6	65.7
Operating income	257.2	255.7	427.2	440.5
Allowance for equity funds used during construction	3.9	2.2	9.2	5.4
Other income	2.9	4.8	11.3	9.8
Other expense	0.8	0.4	2.2	1.3
Interest expense	34.3	36.4	104.8	110.5
Income tax expense	69.0	63.0	102.4	94.9
Net income	$159.9	$162.9	$238.3	$249.0
Operating revenues by classification
Residential	$351.9	$318.1	$750.0	$726.7
Commercial	188.4	176.5	434.2	423.0
Industrial	60.4	59.2	147.4	150.2
Oilfield	47.3	49.1	118.4	128.2
Public authorities and street light	66.8	63.4	154.4	154.1
Sales for resale	—	0.9	0.2	21.7
System sales revenues	714.8	667.2	1,604.6	1,603.9
Provision for rate refund	(21.0)	—	(21.0)	—
Integrated market	13.2	13.5	33.0	34.8
Other	36.9	39.1	111.8	111.1
Total operating revenues	$743.9	$719.8	$1,728.4	$1,749.8
Reconciliation of gross margin to revenue:
Operating revenues	$743.9	$719.8	$1,728.4	$1,749.8
Cost of sales	269.8	259.8	645.4	682.3
Gross margin	$474.1	$460.0	$1,083.0	$1,067.5
MWH sales by classification (In millions)
Residential	3.2	3.1	7.3	7.4
Commercial	2.1	2.1	5.7	5.7
Industrial	1.0	1.0	2.8	2.8
Oilfield	0.8	0.8	2.4	2.5
Public authorities and street light	0.9	0.9	2.4	2.4
Sales for resale	—	—	—	0.5
System sales	8.0	7.9	20.6	21.3
Integrated market	0.7	0.4	1.5	1.1
Total sales	8.7	8.3	22.1	22.4
Number of customers	832,234	821,596	832,234	821,596
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.688	2.668	2.366	2.666
Coal	2.222	2.209	2.251	2.170
Total fuel	2.337	2.300	2.175	2.245
Total fuel and purchased power	2.984	2.973	2.796	2.925
Degree days (A)
Heating - Actual	3	—	1,714	1,984
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,450	1,372	2,082	1,993
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015
OG&E's net income decreased $3.0 million, or 1.8 percent, during the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to higher other operation and maintenance expense, higher income tax expense, higher depreciation and amortization expense and lower other income partially offset by higher gross margin, lower interest expense and lower taxes other than income.
Operating revenues were $743.9 million during the three months ended September 30, 2016 as compared to $719.8 million during the same period in 2015, an increase of $24.1 million, or 3.3 percent. Cost of sales were $269.8 million during the three months ended September 30, 2016 as compared to $259.8 million during the same period in 2015, an increase of $10.0 million, or 3.8 percent. Gross margin was $474.1 million during the three months ended September 30, 2016 as compared to $460.0 million during the same period in 2015, an increase of $14.1 million, or 3.1 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Interim rate increase - Oklahoma (A)	$23.6
Reserve for rate refund (A)	(21.0)
Price variance (B)	10.8
Non-residential demand and related revenues	1.1
New customer growth	0.8
Quantity variance (primarily weather)	0.7
Other	0.1
Expiration of AVEC contract (C)	(0.6)
Wholesale transmission revenue	(1.4)
Change in gross margin	$14.1

(A)
As discussed in Note 13, on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)	Increased primarily due to the pricing impact of weather related sales.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $164.5 million during the three months ended September 30, 2016 as compared to $148.7 million during the same period in 2015, an increase of $15.8 million, or 10.6 percent, primarily due to an increase in generation. Purchased power costs were $92.7 million during the three months ended September 30, 2016 as compared to $100.3 million during the same period in 2015, a decrease of $7.6 million, or 7.6 percent, primarily due to a decrease of $5.7 million in purchases from the SPP and a decrease of $1.6 million in cogeneration purchases. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Recovery Rider in Arkansas. Transmission related charges were $12.6 million during the three months ended September 30, 2016 as compared to $10.8 million during the same period in 2015, an increase of $1.8 million, or 16.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $115.2 million during the three months ended September 30, 2016 as compared to $107.4 million during the same period in 2015, an increase of $7.8 million, or 7.3 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Salaries and wages (A)	$3.5
Contract professional services (B)	3.4
Marketing (related to demand side management)	2.2
Maintenance at power plants (C)	1.7
Corporate allocations and overheads	0.4
Injuries and damages	(1.1)
Capitalized labor (D)	(2.3)
Change in other operation and maintenance expense	$7.8

(A)	Increased primarily due to increased overtime and an increase in incentive compensation.

(B)	Increased primarily due to increased engineering services.

(C)	Increased primarily due to increased work performed at the power plants.

(D)	Decreased primarily due to capitalized labor related to storms.

Depreciation and amortization expense was $80.8 million during the three months ended September 30, 2016 as compared to $75.9 million during the same period in 2015, an increase of $4.9 million, or 6.5 percent, primarily due to higher storm amortization and additional assets being placed in service.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $3.9 million during the three months ended September 30, 2016 as compared to $2.2 million during the same period in 2015, an increase of $1.7 million or 77.3 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $2.9 million during the three months ended September 30, 2016 as compared to $4.8 million during the same period in 2015, a decrease of $1.9 million, or 39.6 percent, primarily due to lower guaranteed flat bill margins and lower non-utility income from contract work partially offset by an increase in the tax gross up related to higher allowance for funds used during construction.

Income Tax Expense. Income tax expense was $69.0 million during the three months ended September 30, 2016 as compared to $63.0 million during the same period in 2015, an increase of $6.0 million, or 9.5 percent, primarily due to higher pre-tax income and a reduction in wind related tax credits generated.
Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015
OG&E's net income decreased $10.7 million, or 4.3 percent, during the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to higher other operation and maintenance expense, higher depreciation and amortization expense and higher income tax expense partially offset by higher gross margin, lower interest expense, higher other income and lower taxes other than income.

Operating revenues were $1,728.4 million during the nine months ended September 30, 2016 as compared to $1,749.8 million during the same period in 2015, a decrease of $21.4 million, or 1.2 percent. Cost of sales were $645.4 million during the nine months ended September 30, 2016 as compared to $682.3 million during the same period in 2015, a decrease of $36.9 million, or 5.4 percent. Gross margin was $1,083.0 million during the nine months ended September 30, 2016 as compared to $1,067.5 million during the same period in 2015, an increase of $15.5 million, or 1.5 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Interim rate increase - Oklahoma (A)	$23.6
Reserve rate for refund (A)	(21.0)
Price variance (B)	21.2
Wholesale transmission revenue (C)	4.7
New customer growth	1.9
Non-residential demand and related revenues	(0.6)
Quantity variance (primarily weather)	(1.5)
Other	(3.1)
Expiration of AVEC contract (D)	(9.7)
Change in gross margin	$15.5

(A)
As discussed in Note 13, on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(C)
Increased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a true up for Network Integration Transmission Services in the SPP formula rate for 2015.

(D)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $330.1 million during the nine months ended September 30, 2016 as compared to $368.4 million during the same period in 2015, a decrease of $38.3 million, or 10.4 percent, primarily due to a decrease in generation due to lower sales. Purchased power costs were $276.8 million during the nine months ended September 30, 2016 as compared to $280.9 million during the same period in 2015, a decrease of $4.1 million, or 1.5 percent, primarily due to a decrease of $8.5 million in purchases from the SPP partially offset by an increase of $2.4 million in wind purchases, an increase of $1.4 million in cogeneration purchases and an increase of $0.5 million from transmission and curtailment expenses. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Recovery Rider in Arkansas. Transmission related charges were $38.5 million during the nine months ended September 30, 2016 as compared to $33.0 million during the same period in 2015, an increase of $5.5 million, or 16.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $356.3 million during the nine months ended September 30, 2016 as compared to $337.3 million during the same period in 2015, an increase of $19.0 million, or 5.6 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Salaries and wages (A)	$6.2
Contract professional services (B)	4.7
Maintenance at power plants (C)	4.6
Corporate allocations and overheads (D)	4.5
Vegetation management (E)	3.6
Marketing (related to demand side management)	2.8
Employee benefits	(1.1)
Injuries and damages	(1.1)
Software expense	(1.5)
Capitalized labor (F)	(3.8)
Change in other operation and maintenance expense	$18.9

(A)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(B)	Increased primarily due to increased engineering services.

(C)	Increased primarily due to increased work performed at the power plants.

(D)	Increased primarily due to additional information technology and facility direct support.

(E)	Increased primarily due to timing of vegetation management.

(F)	Decreased primarily due to capitalized labor related to storms.

Depreciation and amortization expense was $235.9 million during the nine months ended September 30, 2016 as compared to $224.0 million during the same period in 2015, an increase of $11.9 million, or 5.3 percent, primarily due to additional assets being placed in service.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $9.2 million during the nine months ended September 30, 2016 as compared to $5.4 million during the same period in 2015, an increase of $3.8 million, or 70.4 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $11.3 million during the nine months ended September 30, 2016 as compared to $9.8 million during the same period in 2015, an increase of $1.5 million, or 15.3 percent, primarily due to an increase in the tax gross up related to higher allowance for funds used during construction partially offset by lower non-utility income from contract work.

Allowance for Borrowed Funds Used During Construction. Allowance for Borrowed Funds Used During Construction was $4.7 million during the nine months ended September 30, 2016 as compared to $2.7 million during the same period in 2015, an increase of $2.0 million, or 74.1 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income Tax Expense. Income tax expense was $102.4 million during the nine months ended September 30, 2016 as compared to $94.9 million during the same period in 2015, an increase of $7.5 million, or 7.9 percent, primarily due to a reduction in wind related tax credits generated partially offset by lower pretax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	(0.1)	4.9	7.9	5.9
Depreciation and amortization	—	—	—	—
Taxes other than income	—	—	—	—
Operating income (loss)	0.1	(4.9)	(7.9)	(5.9)
Equity in earnings of unconsolidated affiliates	34.5	(71.9)	79.5	(12.0)
Income before taxes	34.6	(76.8)	71.6	(17.9)
Income tax expense	12.1	(26.8)	31.5	(8.7)
Net income (loss) attributable to OGE Holdings	$22.5	$(50.0)	$40.1	$(9.2)

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015
OGE Holding's earnings before taxes increased $111.4 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to an increase in equity in earnings of Enable of $106.4 million. This increase in the Company's equity in earnings of Enable was attributable primarily to an increase in Enable's operating income, which increased $1,114.0 million during the three months ended September 30, 2016 as compared to the same period in 2015. Goodwill and asset impairments recorded in the third quarter of 2015 represented $1,097.0 million of such $1,114.0 million increase. In addition to the $108.4 million goodwill impairment that the Company recognized during 2015, other factors that contributed to the increase in Enable's operating income and their impact on the Company's equity in earnings of Enable included a decrease in operation and maintenance expense and administrative expense of $22.0 million that increased the Company's equity in earnings of Enable by $6.0 million, partially offset by a decrease in Enable's gross margin of $7.0 million that decreased the Company's equity in earnings of Enable by $2.0 million.

Income tax expense was $12.1 million during the three months ended September 30, 2016 as compared to an income tax benefit of $26.8 million during the same period in 2015, an increase of $38.9 million primarily due to higher pretax operating income.

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

OGE Holding's earnings before taxes increased $89.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to an increase in equity in earnings of Enable of $91.5 million. This increase in the Company's equity in earnings of Enable was attributable primarily to an increase in Enable's operating income, which increased $1,077.0 million during the nine months ended September 30, 2016 as compared to the same period in 2015. Goodwill and asset impairments recorded in the third quarter 2015 represented $1,097.0 million of such $1,077.0 million increase. In addition to the$108.4 million goodwill impairment that the Company recognized during 2015, other factors that contributed to the increase in Enable's operating income and their impact on the Company's equity in earnings of Enable included a decrease in operation and maintenance expense and administrative expense of $48.0 million that increased the Company's equity in earnings of Enable by $13.0 million, partially offset by a decrease in Enable's gross margin primarily related to gathering and processing of $45 million that decreased the Company's equity in earnings of Enable by $12.0 million.

As discussed above, the Company reported a settlement of its Supplemental Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, OGE Holdings recorded pension settlement charges of $7.9 million for the nine months ended September 30, 2016.

Income tax expense was $31.5 million during the nine months ended September 30, 2016 as compared to an income tax benefit of $8.7 million during the same period in 2015, an increase of $40.2 million primarily due to higher pretax operating income and a state deferred tax revaluation resulting from a change in Louisiana tax law.

Enable Results of Operations

The following table represents summarized financial information of Enable for the three and nine months ended September 30, 2016 as compared to the same period in 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Operating revenues	$620	$646	$1,658	$1,852
Cost of natural gas and natural gas liquids	268	287	717	856
Operating income	139	(975)	299	(778)
Net income	110	(985)	231	(817)

Enable Operating Data

The following table presents Enable's operating data for the three and nine months ended September 30, 2016 as compared to the same period in 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gathered volumes - TBtu/d	3.16	3.17	3.11	3.17
Transportation volumes - TBtu/d	4.79	4.62	4.92	5.10
Natural gas processed volumes - TBtu/d	1.78	1.87	1.78	1.79
NGLs sold - million gallons/d (A)(B)	73.45	81.63	77.93	74.45

(A)	Excludes condensate.

(B)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2016 as compared to the same period in 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Equity in Earnings (Loss) of Unconsolidated Affiliates	2016	2015	2016	2015
(In millions)
Enable net income (loss)	$110.1	$(985.1)	$230.8	$(817.3)
Distributions senior to limited partners	(9.1)	—	(9.1)	—
Differences due to timing of OGE Energy and Enable accounting close and permanent items	3.0	4.2	(3.6)	9.9
Differences due to timing of OGE Energy and Enable accounting close and permanent items	$104.0	$(980.9)	$218.1	$(807.4)
OGE Energy’s percent ownership	26.3%	26.3%	26.3%	26.3%
OGE Energy’s portion of Enable net income (loss)	$27.3	$(257.2)	$57.5	$(212.0)
Impairments recognized by Enable associated with OGE Energy’s basis differences	—	177.7	0.6	177.7
OGE Energy's share of Enable net income (loss)	27.3	(79.5)	58.1	(34.3)
Amortization of basis difference	2.9	3.5	8.8	10.6
Elimination of Enable fair value step up	4.3	4.1	12.6	11.7
Equity in earnings (loss) of unconsolidated affiliates	$34.5	$(71.9)	$79.5	$(12.0)

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

Cash and Cash Equivalents. There was no balance in Cash and Cash Equivalents at September 30, 2016 compared to a balance of $75.2 million at December 31, 2015, primarily due to the use of cash and payment of long-term debt of $110.0 million that matured in January 2016.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $297.7 million and $228.3 million at September 30, 2016 and December 31, 2015, respectively, an increase of $69.4 million, or 30.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in September 2016 as compared to December 2015.

Fuel Inventories. The balance of Fuel Inventories was $87.6 million and $113.8 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $26.2 million, or 23.0 percent, primarily due to lower coal inventory balances at OG&E from higher coal generation.

Other Current Assets. The balance of Other Current Assets was $68.2 million and $55.6 million at September 30, 2016 and December 31, 2015, respectively, an increase of $12.6 million, or 22.7 percent, primarily due to reduced revenue collections from customers and increased revenue requirements that are not included in current rates.

Short-Term Debt. The balance of Short-term Debt was $213.2 million at September 30, 2016 compared to no balance at December 31, 2015. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable. The balance of Accounts Payable was $129.4 million and $262.5 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $133.1 million, or 50.7 percent, primarily due to the timing of vendor payments and a decrease in accruals.

Accrued Taxes. The balance of Accrued Taxes was $58.7 million and $45.9 million at September 30, 2016 and December 31, 2015, respectively, an increase of $12.8 million, or 27.9 percent, primarily resulting from ad valorem tax accruals of approximately $77.5 million offset by payments of approximately $64.7 million.

Accrued Interest. The balance of Accrued Interest was $33.0 million and $42.9 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $9.9 million, or 23.1 percent, primarily due to long-term debt that matured in January 2016 and the timing of interest payments on long-term debt.

Accrued Compensation. The balance of Accrued Compensation was $34.1 million and $54.4 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $20.3 million, or 37.3 percent, primarily resulting from the payment of retirement restoration benefits at June 30, 2016.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $124.9 million and $110.0 million at September 30, 2016 and December 31, 2015, respectively, an increase of $14.9 million, or 13.5 percent, primarily due to long-term debt that matured in January 2016 and the reclassification of long-term debt that will mature July 2017.

Fuel Clause Over Recoveries. The balance of Fuel Clause Over Recoveries was $1.4 million and $61.3 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $59.9 million, or 97.7 percent, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $62.8 million and $43.9 million at September 30, 2016 and December 31, 2015, respectively, an increase of $18.9 million, or 43.1 percent, primarily due to revenue that has been collected from customers but is reserved and subject to refund until the Company receives a rate case order from the OCC.

Cash Flows

	Nine Months Ended
	September 30,		2016 vs. 2015
(In millions)	2016	2015	$ Change	% Change
Net cash provided from operating activities	$426.9	$609.1	$(182.2)	(29.9)%
Net cash used in investing activities	(440.5)	(335.9)	(104.6)	31.1%
Net cash used in financing activities	(61.6)	(235.4)	173.8	(73.8)%

Operating Activities

The decrease of $182.2 million, or 29.9 percent, in net cash provided from operating activities during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to higher fuel refunds during the nine months ended September 30, 2016 as compared to higher fuel recoveries in 2015 at OG&E.

Investing Activities

The increase of $104.6 million, or 31.1 percent, in net cash used in investing activities during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in capital expenditures related to environmental projects at OG&E and a decrease in investments related to return of capital from Enable.

Financing Activities

The decrease of $173.8 million, or 73.8 percent, in net cash used in financing activities during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in short-term debt partially offset by the payment of long-term debt in January of 2016 and an increase in the payment of dividends.

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

(In millions)	2016	2017	2018	2019	2020
OG&E Base Transmission	$50	$35	$30	$30	$30
OG&E Base Distribution	185	195	175	175	175
OG&E Base Generation	45	40	75	75	75
OG&E Other	40	35	25	25	25
Total Base Transmission, Distribution, Generation and Other	320	305	305	305	305
OG&E Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	45	55	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	65	205	40	20	20
Other Projects:
Environmental - low NOX burners (D)	20	10	—	—	—
Environmental - dry scrubbers (D)	125	145	85	25	—
Combustion turbines - Mustang	150	160	30	—	—
Environmental - natural gas conversion (D)	—	20	25	25	—
Allowance of funds used during construction and ad valorem taxes	20	55	40	5	—
Total Other Projects	315	390	180	55	—
Total Known and Committed Projects	380	595	220	75	20
Total	$700	$900	$525	$380	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$185	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 13 and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based on their impact on the Company's financial objectives.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  As of September 30, 2016, the Company had $213.2 million of short-term debt as compared to no balance at December 31, 2015. The average balance of short-term debt during the nine months ended September 30, 2016 was $222.1 million at a weighted-average interest rate of 0.74 percent. The maximum month-end balance of short-term debt during the nine months ended September 30, 2016 was $355.6 million. At September 30, 2016, there were $1.7 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At September 30, 2016, the Company had $935.1 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. OG&E has requested renewal of this authority for an additional two-year period and expects to receive approval prior to the expiration of its current authority.  At September 30, 2016, the Company had no balance in cash and cash equivalents.  See Note 9 for a discussion of the Company's short-term debt activity.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and nine months ended September 30, 2016, Enable made distributions of $35.3 million and $105.9 million, respectively, to the Company. On June 22, 2016, Enable's Limited Partnership Agreement was amended to change the last permitted distribution date from 45 days to 60 days after the close of each quarter. Enable's General Partner Agreement was amended to change the distribution deadline from 50 days after the close of each quarter to five days following distributions by Enable.
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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2015 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 12 and 13 for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment.  Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2015 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015, approximately seven months after OG&E filed its application, and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application did not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Two parties to the proceeding have appealed the OCC's decision to the Oklahoma Supreme Court. After the OCC provides a certified record to the Oklahoma Supreme Court, the parties will file briefs by the end of 2016 or the first quarter of 2017.

As of September 30, 2016, OG&E has incurred $138.6 million of construction work in progress on the dry scrubbers.

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

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR which had been previously remanded back to the EPA by the D.C. Circuit Court of Appeals. The new rule, which was proposed on December 3, 2015, applies to ozone season, NOx only, in 22 eastern states including Oklahoma, utilizes a cap and trade program for NOx emissions and will take effect on May 1, 2017. The final rule reduces the 2016 CSAPR emissions cap from all seven of OG&E’s coal and gas facilities by 47 percent combined. The Company does not anticipate additional capital expenditures beyond what has been disclosed to comply with this new rule, and does not expect the reduced emissions cap will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2016, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

In August of 2013, the Sierra Club and the Natural Resources Defense Council filed a complaint under the citizen suit provision of the Clean Air Act based on the EPA's failure to promulgate and publish designations for the 2010 revised primary SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that set forth mandatory deadlines for the EPA to issue designations for all areas of the country that remained undesignated. On September 18, 2015 the ODEQ reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard.  In a letter dated February 11, 2016, EPA Region 6 notified Oklahoma of their intent to designate part of Muskogee County in which OG&E’s Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS. This new designation was required to be finalized according to the EPA-Sierra Club consent decree by July 2, 2016. On June 17, 2016 and again on August 30, 2016, the EPA and the Sierra Club entered into a joint agreement to extend the July 2, 2016 deadline for certain areas including the Muskogee area. The date for a final EPA decision on the proposed designation for the Muskogee area is pending. The EPA published final decisions on all other areas not subject to the extension on July 2, 2016. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. On August 21, 2015, the EPA finalized a data requirements rule for implementing the 2010 SO2 standard requiring air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 via air quality modeling or ambient air monitoring.  On June 28, 2016, the ODEQ filed their emissions monitoring plan with the EPA in compliance with the rule, stating that ambient monitoring will be used as the method for characterizing air quality for sources which release 2,000 tons of SO2 per year or more.  At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to the Company's financial results.

On September 30, 2015 the EPA finalized a new ambient standard for ozone at 70 Ppb which is more stringent than the current standard of 75 Ppb, set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA.

The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

Clean Power Plan
On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. The Clean Power Plan required that states submit to the EPA plans for achieving the state-specific CO2 reduction goals by September 6, 2016 or submit an extension request for up to two years. The compliance period was to begin in 2022, and emission reductions were to be phased in by 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan was not submitted to the EPA by the required deadline.

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

EPA Startup, Shutdown, and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIPs of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The Oklahoma Department of Environmental Quality is in the process of developing a SIP to comply with this rule, which is to be submitted to the EPA before November 2016. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

In 2014, the Company enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision. On July 19, 2016, the U.S. Fish and Wildlife Service issued a final rule to amend its regulations to remove the lesser prairie chicken from the list of threatened species under the Endangered Species Act. On September 8, 2016, WildEarth Guardians, Defenders of Wildlife and the Center for Biological Diversity filed a petition with the U.S. Fish and Wildlife Services to list the lesser prairie chicken as "endangered" under the Endangered Species Act. OG&E will continue to monitor the progress of the petition.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 12.

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

Our operating cash flow is derived partially from cash distributions we receive from Enable. The amount of cash Enable can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas, NGLs and crude oil that it handles;

•	the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas, NGLs and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other midstream energy companies;

•	adverse effects of governmental and environmental regulation;

•	the level of its operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures it makes;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by its general partner;

•	distributions paid on its Series A Preferred Units; and

•	other business risks affecting its cash levels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about the Company's purchases of its common stock during the third quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
07/01/16 - 07/31/16	167	$32.03	N/A	N/A
08/01/16 - 08/31/16	—	$—	N/A	N/A
09/01/16 - 09/30/16	767	$32.33	N/A	N/A

Item 6.  Exhibits.

Exhibit No.	Description
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

November 3, 2016