Form 10-K
period 2016-12-31
OGE ENERGY CORP.
filed 2017-02-23
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $6,525,558,217 based on the number of shares held by non-affiliates (199,253,686) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $32.75.
At January 31, 2017, there were 199,703,952 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2017 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
Bbl/d	Barrels per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CSAPR	Cross-State Air Pollution Rule
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
Company	OGE Energy, collectively with its subsidiaries
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
EGT
Enable Gas Transmission, LLC, a wholly-owned subsidiary of Enable that operates a 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas

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
EOIT
Enable Oklahoma Intrastate Transmission, LLC formerly Enogex LLC, a wholly-owned subsidiary of Enable that operates a 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma

EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
LDC	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area
LTSA	Long-Term Service Agreement
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
MRT
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of Enable that operates a 1,700-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois

Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines with 400 MW of new, efficient combustion turbines at the Mustang site in 2017
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids

ii

NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings and 25.7 percent owner of Enable Midstream Partners
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Regional Haze Rule	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

iii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-K, including those matters discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•
general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and their impact on capital expenditures;

•	the ability of the Company and its subsidiaries to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;

•	the ability to obtain timely and sufficient rate relief to allow for recovery of items such as capital expenditures, fuel costs, operating costs, transmission costs and deferred expenditures;

•	prices and availability of electricity, coal, natural gas and NGLs;

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

•	business conditions in the energy and natural gas midstream industries, including the demand for natural gas, NGLs, crude oil and midstream services;

•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;

•	the impact on demand for our services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;

•	technological developments, changing markets and other factors that result in competitive disadvantages and create the potential for impairment of existing assets;

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

•	availability and prices of raw materials for current and future construction projects;

•	the effect of retroactive pricing of transactions in the SPP markets or adjustments in market pricing mechanisms by the SPP;

•
Federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company's markets;

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way the Company operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility, natural gas and power industries;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K;

•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable that the Company does not control; and

•	other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors."

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

THE COMPANY

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.   The Company was incorporated in August 1995 in the state of Oklahoma and its principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries, and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

Enable was formed effective May 1, 2013 by the Company, the ArcLight group and CenterPoint to own and operate the midstream businesses of the Company and CenterPoint. In the formation transaction, the Company and the ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company began accounting for its interest in Enable using the equity method of accounting.

In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2016, the Company owned 111.0 million common units, or 25.7 percent, of Enable's outstanding common units. Of the Company's 111.0 million common units, 68.2 million units were subordinated. The subordination period began on the closing date of Enable’s initial public offering and will extend until the first business day following the distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. The Company anticipates that the subordination period will expire in August 2017 and will not impact future distributions that the Company receives from Enable. For additional information on the Company's equity investment in Enable and related party transactions, see Note 3.

Over the past two years, Enable has seen changes in producer activity due to the volatility of commodity prices. In early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. During 2016, those prices increased, and have stabilized, but have not rebounded to the pre-2015 levels. If commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted. A portion of our earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in this Form 10-K, Enable is subject to a number of risks. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

On February 10, 2017, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions."

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

•	Having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze Rule requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

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

ELECTRIC OPERATIONS - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma and 26 are in Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2016 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2016 was 6,538 MWs on August 11, 2016. OG&E's load responsibility peak demand was 6,008 MWs on August 11, 2016. As reflected in the table below and in the operating statistics that follow, there were 26.9 million MWh system sales in 2016, 27.2 million MWh system sales in 2015 and 28.0 million MWh system sales in 2014. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2016	2016 vs. 2015	2015	2015 vs. 2014	2014
System sales - (Millions of MWh)	26.9	(1.1)%	27.2	(2.9)%	28.0

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2016	2015	2014
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	21.4	20.9	22.8
Purchased	9.6	9.2	8.8
Total generated and purchased	31.0	30.1	31.6
OG&E use, free service and losses	(1.1)	(1.2)	(1.4)
Electric energy sold	29.9	28.9	30.2
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.3	9.2	9.4
Commercial	7.6	7.4	7.2
Industrial	3.6	3.6	3.8
Oilfield	3.2	3.4	3.4
Public authorities and street light	3.2	3.1	3.2
Sales for resale	—	0.5	1.0
System sales	26.9	27.2	28.0
Integrated market	3.0	1.7	2.2
Total sales	29.9	28.9	30.2
ELECTRIC OPERATING REVENUES (In millions)
Residential	$951.9	$896.5	$925.5
Commercial	573.7	535.0	583.3
Industrial	194.6	190.6	224.5
Oilfield	156.9	162.8	188.3
Public authorities and street light	204.3	194.2	220.3
Sales for resale	0.3	21.7	52.9
System sales revenues	2,081.7	2,000.8	2,194.8
Provision for rate refund	(33.6)	—	—
Integrated market	49.3	48.6	94.1
Other	161.8	147.5	164.2
Total operating revenues	$2,259.2	$2,196.9	$2,453.1
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	712,467	705,294	697,048
Commercial	94,790	93,401	91,966
Industrial	2,831	2,872	2,901
Oilfield	6,469	6,328	6,460
Public authorities and street light	17,025	16,880	16,581
Sales for resale	—	1	26
Total customers	833,582	824,776	814,982
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,342.88	$1,278.51	$1,334.05
Average annual use (kilowatt-hour)	13,105	13,062	13,540
Average price per kilowatt-hour (cents)	10.25	9.79	9.85

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2016, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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
On July 1, 2016, the Court upheld the FERC's decision requiring removal of the "right of first refusal" for incumbent transmission providers from the SPP Membership Agreement. The Court determined that the FERC had reasonably found the "right of first refusal" in the SPP Membership Agreement to be anticompetitive.

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

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with demand programs through the Oklahoma Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates. Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

Mustang Modernization Plan - Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  In July 2016, OG&E filed a motion to dismiss this proceeding and in August, the APSC approved the dismissal. OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines with 400 MWs of new, efficient combustion turbines at the Mustang site and approval for a recovery mechanism for the associated costs.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. The Company is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $547.5 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of December 31, 2016, OG&E had invested $208.7 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $424.9 million and expects the project to be completed in late 2017. As of December 31, 2016, OG&E had invested $187.8 million on the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Arkansas by October 1, 2017 and in Oklahoma by October 1, 2018.

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

The staff of the Oklahoma Attorney General made a recommendation to reduce rates $10.8 million based on a return on equity of 9.25 percent and a common equity percentage of 50 percent, as well as a recommendation to reduce rates $13.7 million based on a return on equity of 8.90 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Attorney General's recommendation is a reduction of $20.9 million to OG&E’s requested increase for depreciation and plant dismantlement.

The Oklahoma Industrial Energy Consumers recommended a $47.9 million annual rate decrease based on a return on equity of 9.00 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Industrial Energy Consumers' recommendation is a reduction of $52.5 million to OG&E’s requested increase for depreciation and plant dismantlement.

On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million, which is subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case. As of December 31, 2016, the Company has recorded $39.0 million of revenues from the interim rate increase and has reserved $33.7 million of that revenue.

In December 2016, the ALJ issued a report and recommendations in the case. The ALJ's recommendations include, among other things, the use of OG&E's actual capital structure of 53 percent equity and 47 percent long-term debt and a return on equity of 9.87 percent resulting in an annual increase in OG&E's revenues of $40.7 million. The parties provided comments on the ALJ's report in early January 2017, and the OCC held hearings in early February 2017. The Company is unable to predict what action the OCC will take, or the timing of such action.

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management costs, and increased recovery of depreciation and dismantlement costs. A hearing in this matter is scheduled for the second quarter of 2017.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. A hearing in this Cause will be held on March 30, 2017.

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

At December 31, 2016 and 2015, OG&E had regulatory assets of $526.6 million and $448.7 million, respectively, and regulatory liabilities of $312.0 million and $342.4 million, respectively. See Note 1 for a further discussion.

Management continuously monitors the future recoverability of regulatory assets.  When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.  If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets, which could have significant financial effects.

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost-of-service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
OG&E offers several alternate customer programs and rate options.  Under OG&E's Smart Grid enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year. Another tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days, but may not be able to curtail every time that a curtailment event is required. OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
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
Arkansas

OG&E's standard tariff rates include a cost-of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E offers several alternate customer programs and rate options. The "time-of-use" and "variable peak pricing" tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest. A second tariff rate option provides a "renewable energy" resource to OG&E's Arkansas retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Arkansas retail customers.  OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. OG&E offers its commercial and industrial customers a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action. OG&E offers certain qualifying customers a "day-ahead price" rate option which allows participating customers to adjust their electricity consumption based on a price signal received from OG&E. The day-ahead price is based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
In 2016, 48.0 percent of OG&E-generated energy was produced by coal-fired units, 45.3 percent by natural gas-fired units and 6.7 percent by wind-powered units. Of OG&E's 6,667 total MWs of generation capability reflected in the table under Item 2. Properties, 3,650 MWs, or 54.7 percent, are from natural gas generation, 2,568 MWs, or 38.5 percent, are from coal generation and 449 MWs, or 6.8 percent, are from wind generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In cents/Kilowatt-Hour)	2016	2015	2014	2013	2012
Natural gas	2.488	2.529	4.506	3.905	2.930
Coal	2.213	2.187	2.152	2.273	2.310
Weighted average	2.199	2.196	2.752	2.784	2.437
The increase in the weighted average cost of fuel in 2016 as compared to 2015 was primarily due to higher coal prices. The decrease in the weighted average cost of fuel in 2015 as compared to 2014 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, partially offset by higher natural gas prices. The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.
Coal
OG&E's coal-fired units, with an aggregate capability of 2,568 MWs, are designed to burn low sulfur western sub-bituminous coal. The combination of all coal has a weighted average sulfur content of 0.24 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs of SO2 per MMBtu.
For 2017, OG&E has acquired 100 percent of its forecasted annual coal usage via existing inventory and purchase contracts that expire in December 2017. In 2016, OG&E purchased 5.5 million tons of coal from various Wyoming suppliers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

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
Solar

In 2015, OG&E placed its first solar plant in service. The plant consists of two separate solar farms and is located in Oklahoma City, on the site of the Mustang generating facility. The Mustang solar plant has a maximum capacity of 2.5 MWs and consists of almost 10,000 photovoltaic panels.

OG&E expects to begin construction on 10 MWs of new solar farms in 2017. OG&E will evaluate the need to build additional solar plants, based on customer demand, cost, and reliability.

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

NATURAL GAS MIDSTREAM OPERATIONS - ENABLE MIDSTREAM PARTNERS

Overview

Enable is a publicly traded Delaware limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. Enable serves current and emerging production areas in the United States, including several unconventional shale resource plays and local and regional end-user markets in the United States. Enable's assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Enable's gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to its producer customers. Enable's transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to its producer, power plant, LDC and industrial end-user customers.

Enable's natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable's crude oil gathering assets are located in North Dakota and serve crude oil production in the Bakken Shale formation of the Williston Basin. Enable's natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma and an investment in SESH, a pipeline extending from Louisiana to Alabama.

Enable was formed on May 1, 2013, to own and operate the midstream businesses of the Company and CenterPoint. As of December 31, 2016, Enable's portfolio of energy infrastructure assets included approximately 12,900 miles of gathering pipelines, 14 major processing plants with approximately 2.5 Bcf/d of processing capacity, approximately 7,800 miles of interstate pipelines (including SESH), approximately 2,200 miles of intrastate pipelines and eight natural gas storage facilities providing approximately 85.0 Bcf of storage capacity.

The following table shows the components of Enable's gross margin for the year ended December 31, 2016.

	Fee-Based
	Demand/Commitment/Guaranteed Return	Volume Dependent	Commodity-Based	Total
Year Ended December 31, 2016
Gathering and Processing Segment	34%	44%	22%	100%
Transportation and Storage Segment	93%	5%	2%	100%
Partnership Weighted Average	59%	28%	13%	100%

Gathering and Processing

Enable owns and operates substantial natural gas and crude oil gathering and natural gas processing assets in five states. Enable's gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins and crude oil gathering assets serving the Williston Basin. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs, and gathering crude oil and produced water.

Natural Gas Gathering and Processing. The following table sets forth certain information regarding Enable's gathering and processing assets as of or for the year ended December 31, 2016:

Asset/Basin	Approximate Length (miles)	Approximate Compression (Horsepower)	Average Gathered Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (MBbl/d)	Gross Acreage Dedications (in millions)
Anadarko Basin	8,000	710,900	1.65	11	1,845	65.19	4.8
Arkoma Basin	2,900	134,500	0.62	1	60	4.86	1.4
Ark-La-Tex Basin(A)	1,700	146,700	0.86	2	545	8.65	0.7
Total	12,600	992,100	3.13	14	2,450	78.70	6.9

(A)	Ark-La-Tex Basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

Enable's gathering assets include more than 12,600 miles of natural gas gathering pipelines as of December 31, 2016. Enable's natural gas gathering systems consist of networks of pipelines that collect natural gas from points at or near its customers' wells for delivery to plants for processing or pipelines for transportation. Natural gas is moved from the receipt points to the delivery points on Enable's gathering systems by the use of compression.

Enable's natural gas processing assets included 14 natural gas processing plants with 2,450 MMcf/d of inlet capacity as of December 31, 2016. Natural gas is comprised primarily of methane, but at the wellhead, natural gas may contain varying amounts of NGLs. Enable's processing plants recover NGLs from natural gas and primarily deliver NGLs and natural gas to pipelines for transportation.

Crude Oil Gathering. As of December 31, 2016, Enable had approximately 175 miles of crude oil gathering pipelines and approximately 160 miles of produced water gathering pipelines in the Bakken Shale of the Williston Basin. Enable's crude oil gathering systems have a combined design capacity of 49.5 MBbl/d and as of December 31, 2016, Enable had 0.2 million gross acres dedicated under a crude oil gathering agreement. For the year ended December 31, 2016, Enable had an average daily throughput of 25.0 MBbl/d of crude oil and an average daily throughput of 6.0 MBbl/d of produced water on Enable's Bakken Shale gathering system.

Enable's Bakken Shale crude oil gathering assets are located in Dunn, McKenzie, Williams and Mountrail Counties in North Dakota. These systems were designed and built to serve the crude oil production of XTO Energy, Inc. in the area that they serve. On Enable's systems, crude oil is received on crude oil gathering pipelines near its customer’s wells for delivery to third party transportation pipelines, and produced water is received by produced water gathering pipelines for delivery to third party disposal wells. Enable does not take title to crude oil or produced water gathered and it does not own or operate produced water disposal wells.

Delivery Points. Natural gas that is gathered, and when applicable, processed, is typically redelivered to Enable's customers at interconnections with transportation pipelines. Enable's gathering lines interconnect with both its interstate and intrastate pipelines, as well as other interstate and intrastate pipelines, including the Acadian, ANR, ETC Tiger, Gulf Crossing, Gulf South, NGPL, Northern Natural, Panhandle Eastern, Regency, Southern Natural Gas, Tennessee Gas and Texas Eastern Transmission pipelines. These connections provide producers with access to a variety of natural gas market hubs.

Crude oil gathered on Enable's Bakken Shale gathering systems in Dunn and McKenzie Counties is redelivered to its customers on the BakkenLink Pipeline, which provides access to rail transportation. Crude oil gathered on Enable's Bakken Shale gathering systems in Williams and Mountrail Counties is redelivered to its customers on the Enbridge North Dakota Pipeline, which provides interstate transportation from North Dakota to Minnesota. Enable anticipates constructing interconnections between its gathering systems and other pipelines that will provide access to the Dakota Access Pipeline during 2017.

Enable typically purchases the NGLs produced at its processing plants and most of the NGLs are delivered into third-party pipelines and transported to Conway, Kansas, or Mont Belvieu, Texas, where the NGLs are sold under contract or on the spot market. At Enable's Cox City, Calumet and Wetumka plants, it operates depropanizers that allow Enable to extract propane from the NGL stream and sell propane to local markets. Additionally, Enable operates a fractionator at its Waskom plant and sells ethane, propane, butane and natural gasoline to local markets.

Customers. Enable generates revenues from producers in the basins in which it operates. For the year ended December 31, 2016, Enable's top natural gas gathering and processing customers by gathered volumes were Continental Resources, Inc., Vine Oil and Gas, GeoSouthern Energy Corporation, XTO Energy Inc., Apache Corporation, Tapstone Energy LLC , affiliates of Chesapeake Energy Corporation, BP America Production Company, Covey Park Energy LLC and Marathon Oil Company. For the year ended December 31, 2016, Enable's top ten natural gas producer customers accounted for approximately 66 percent of its gathered natural gas volumes.

Enable's Bakken Shale gathering systems serve XTO Energy Inc. The rates and terms of service on Enable's Bakken Shale crude oil gathering systems are regulated by the FERC under the Interstate Commerce Act, but Enable's Bakken Shale produced water gathering systems are not FERC regulated. As of December 31, 2016, XTO Energy Inc. was Enable's only customer on these systems.

Contracts. Enable's contracts typically provide for natural gas and crude oil gathering services that are fee-based and for natural gas processing arrangements that are fee-based, or percent-of-liquids, percent-of-proceeds or keep-whole based. For the year ended December 31, 2016, 46 percent, 46 percent and eight percent of Enable's inlet volumes were under processing arrangements that were fee-based, percent-of-proceeds or percent-of-liquids, and keep-whole, respectively. For the year ended December 31, 2016, 78 percent of Enable's gathering and processing gross margin was fee-based, and the remaining 22 percent of its gathering and processing gross margin was primarily from sales of commodities, including natural gas, NGLs, and condensate received under percent-of-proceeds, percent-of-liquids and keep-whole arrangements.

In lean gas areas, such as the lean gas areas of the eastern Arkoma Basin and the Haynesville Shale of the Ark-La-Tex Basin, some of Enable's natural gas gathering contracts contain minimum volume commitments from Enable's customers. In addition, a portion of the crude oil gathered by Enable's crude oil gathering system is under a contract with a minimum volume commitment. Under a minimum volume commitment a customer agrees to either deliver a minimum volume of natural gas or crude oil to Enable's system for service or pay the service fees for the minimum volume of natural gas or crude oil regardless of whether or not the minimum volume of natural gas or crude oil is delivered. Enable calls any payment for the difference between the volume gathered and the minimum volume committed a shortfall payment. Some of Enable's contracts provide its customers the option to elect to pay a higher gathering fee over the remaining term of the contract in lieu of making a shortfall payment. For the year ended December 31, 2016, 31 percent of Enable's gathering and processing gross margin was attributable to natural gas gathering contracts with minimum volume commitments, which as of December 31, 2016 had volume commitment-weighted average remaining terms of 4.6 years. Of this gross margin, 62 percent was attributable to shortfall payments. For the year ended December 31, 2016, three percent of Enable's gathering and processing gross margin was attributable to a crude oil gathering contract with a minimum volume commitment and a remaining term of 12.2 years; however, if the customer ships in excess of the minimum volume, this volume commitment could end before the expiration of the contract term. Of this gross margin, none was attributable to shortfall payments.

For Enable's gathering and processing contracts that do not have minimum volume commitments, it strives to obtain acreage dedications. Under an acreage dedication, a customer agrees to deliver all of the natural gas or crude oil produced from a given area to Enable's system for gathering, and, if applicable, processing. As of December 31, 2016, Enable had 6.9 million gross acres dedicated under natural gas gathering agreements with a volume-weighted average remaining term of 5.9 years and 0.2 million gross acres dedicated under a crude oil gathering agreement with a remaining term of 14.2 years.

Competition. Competition to gather and process natural gas is primarily a function of gathering rate, processing value, system reliability, fuel rate, system run time, construction cycle time and prices at the wellhead. Enable's gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs. Enable's primary competitors are other midstream companies who are active in the regions where it operates.

Competition to gather crude oil and produced water is primarily a function of rates, terms of service, system reliability, construction cycle time and prices at the wellhead. The rates and terms of service of Enable's crude oil gathering, but not its produced water gathering, are FERC regulated. Enable's Bakken gathering systems compete with other gatherers, including those affiliated with producers and other midstream companies.

Seasonality. While the results of Enable's gathering and processing segment are not materially affected by seasonality, from time to time its operations and construction of assets can be impacted by inclement weather.

Transportation and Storage

Enable owns and operates interstate and intrastate transportation and storage systems across nine states. Enable's transportation and storage systems consist primarily of its interstate systems, EGT and MRT, its intrastate system, EOIT and its investment in SESH. Enable's transportation and storage assets transport natural gas from areas of production and interconnected pipelines to power plants, LDCs and industrial end users as well as interconnected pipelines for delivery to additional markets. Enable's transportation and storage assets also provide facilities where natural gas can be stored by customers.

The following table sets forth certain information regarding Enable's transportation and storage assets as of December 31, 2016:

Asset	Length (miles)	Compression (Horsepower)	Average Throughput (TBtu/d)		Transportation Capacity (A) (Bcf/d)		Transportation Firm Contracted Capacity (Bcf/d)	Storage Capacity (Bcf)	Storage Firm Contracted Capacity (Bcf/d)
EGT	5,900	381,900	2.5		6.5		5.42	29.5	22.92
MRT	1,600	118,600	0.7		1.7		1.62	31.5	28.77
EOIT	2,200	216,200	1.7	(B)	—	(B)	—	24.0	12.25
Subtotal	9,700	716,700	4.9		8.2		7.04	85.0	63.94
SESH	290	107,800	—		1.1	(C)	—	—	—
Total	9,990	824,500	4.9		9.3		7.04	85.0	63.94

(A)	Actual volumes transported per day may be less than total firm contracted capacity based on demand.

(B)
Enable's EOIT pipeline system is a web-like configuration with multidirectional flow capabilities between numerous receipt and delivery points, which limits its ability to determine an overall system capacity. During the year ended December 31, 2016, the peak daily throughput was 2.3 TBtu/d or, on a volumetric basis, 2.3 Bcf/d.

(C)	SESH has 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

 Enable's transportation and storage assets were designed and built to serve large natural gas and electric utilities in its areas of operation. In addition, Enable's transportation and storage assets serve natural gas producers, industrial end users and natural gas marketers. For the year ended December 31, 2016, Enable's top transportation and storage customers by revenue were affiliates of CenterPoint, Spire Inc., XTO Energy Inc., American Electric Power Co., the Company, Continental Resources, Inc, Chesapeake Energy Corporation, Midcontinent Express Pipeline LLC, EOG Resources, Inc. and Entergy Corporation.

Enable's transportation assets include approximately 10,000 miles of transportation pipelines in Texas, Oklahoma, Arkansas, Louisiana, Kansas and Missouri, providing access to natural gas supplies from the Anadarko, Arkoma and Ark-La-Tex Basins to natural gas consuming markets in the Southeastern, Northeastern and Midwestern United States. Enable's storage assets, as of December 31, 2016, provide a combined capacity of 85.0 Bcf with 2.0 Bcf/d of aggregate maximum withdrawal capacity from seven storage facilities in Oklahoma, Louisiana, Illinois and from its undivided 1/12th interest in the Bistineau Storage Facility in Louisiana. Gulf South owns an undivided 9/12th interest in, and operates, the Bistineau Storage Facility. In addition, Enable has contracted for 3.3 Bcf of firm storage capacity in Cardinal’s Perryville and Arcadia salt cavern storage facilities.

Enable's transportation and storage assets are comprised of three categories: (1) interstate transportation and storage, (2) intrastate transportation and storage and (3) Enable's investment in SESH.

Interstate Transportation and Storage

Enable's interstate transportation and storage business consists of EGT and MRT. As interstate pipelines, EGT and MRT are subject to regulation as natural gas companies by FERC under the Natural Gas Act of 1938.

EGT

EGT provides natural gas transportation and storage services primarily to customers in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas. In addition to 5,900 miles of interstate pipelines with capacity of 6.5 Bcf/d, EGT has two underground natural gas storage facilities in Oklahoma and one underground natural gas storage facility in Louisiana, which, as of December 31, 2016, operate at a combined capacity of 29.5 Bcf with 739 MMcf/d of aggregate maximum withdrawal capacity.

Customers. EGT primarily serves LDCs owned by CenterPoint, producers in key plays in the Mid-continent, power plants, other LDCs and industrial end-users. EGT’s customer are primarily located in Arkansas, Louisiana, Oklahoma and Texas. For the year ended December 31, 2016, approximately 25 percent of EGT's service revenue was attributable to contracts with LDCs owned by CenterPoint with a volume-weighted average contract life of 4.1 years. In addition to the CenterPoint LDCs, EGT’s other major customers include XTO Energy Inc., Continental Resources, Inc. and American Electric Power Co.

Contracts. Although EGT has established maximum rates for interstate transportation and storage services as required by the FERC, EGT is authorized to enter into negotiated rate and discounted rate agreements with its customers. EGT’s services are typically provided under firm, fee-based, transportation and storage agreements. For the year ended December 31, 2016, approximately 59 percent of Enable's transportation and storage gross margin was derived from EGT’s firm contracts, 83 percent of EGT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 2.8 years, and 78 percent of EGT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 4.2 years. The primary terms of EGT’s firm transportation and storage contracts with the CenterPoint LDCs will begin to expire in 2018, with the majority of the contracts expiring in 2021.

Seasonality. EGT provides gas transmission delivery services to LDCs owned by CenterPoint in Arkansas, Louisiana, Oklahoma and Texas. Customer demand for natural gas on EGT is usually greater during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. In addition, EGT experiences seasonal impacts associated with storage spreads and basis spreads on interconnected pipelines, as well as power plant demand.

Competition. EGT competes with a variety of other interstate and intrastate pipelines across Texas, Oklahoma, Arkansas and Louisiana. Enable's management views the principal elements of competition among pipelines as rates and terms, flexibility and reliability of service. EGT provides both flexibility and reliability of service with access to multiple sources of supply in the Anadarko, Arkoma and Ark-La-Tex Basins and access to multiple markets in the Midwest, Northeast and Southeast through interconnections with other pipelines. EGT’s interconnections with other pipelines are primarily at Enable's Perryville Hub.

MRT

MRT provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois. In addition to 1,600-miles of interstate pipelines with capacity of 1.7 Bcf/d, MRT has one underground natural gas storage facility in Louisiana and one underground natural gas storage facility in Illinois, which, as of December 31, 2016, operate at a combined capacity of 31.5 Bcf with 620 MMcf/d of aggregate maximum withdrawal capacity.

Customers. MRT primarily serves Laclede Gas Company, the St. Louis LDC owned by Spire Inc. For the year ended December 31, 2016, 59 percent of MRT's service revenue was attributable to Spire Inc. under contracts with a volume-weighted average contract life of 2.3 years. MRT’s other customers include utilities and industrial end users. MRT’s customers are primarily located in Arkansas, Missouri and Illinois.

Contracts. MRT’s services are typically provided under firm, fee-based transportation and storage agreements, with rates and terms of service regulated by the FERC. For the year ended December 31, 2016, approximately 14 percent of Enable's transportation and storage gross margin was derived from MRT’s firm contracts, 95 percent of MRT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 2.5 years and 91 percent of MRT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 1.4 years. MRT’s firm transportation and storage contracts with Spire Inc. are scheduled to expire in 2018 and 2020.

Seasonality. Customer demand for natural gas on MRT is usually greater during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. In addition, MRT experiences seasonal impacts associated with storage spreads and basis spreads on market-based pipelines.

Competition. MRT competes with various intrastate pipelines providing natural gas to the St. Louis market. In addition, MRT, from time-to-time, competes with potential projects to connect one or more third party interstate pipelines to the St. Louis market, such as the proposed Spire Inc. STL Pipeline for which a notice of application was filed on February 6, 2017 with the FERC. Enable's management views the principal elements of competition among pipelines as rates, terms of service, flexibility and reliability of service. MRT, through its interconnections with a variety of interstate and intrastate pipelines and its access to supply from a variety of producing basins, provides its customers with access to a variety of natural gas supply sources.

Intrastate Transportation and Storage

Enable's intrastate transportation and storage assets consist primarily of EOIT. EOIT provides transportation and storage services in Oklahoma. Enable's EOIT system delivers natural gas from the Arkoma and Anadarko Basins, including growth areas in the Cana Woodford, Granite Wash, Cleveland, Tonkawa, South Central Oklahoma Oil Province, Sooner Trend Anadarko Basin Canadian and Kingfisher Counties, and Mississippi Lime Shale plays in western Oklahoma and the Texas Panhandle, to utilities and industrial end users connected to EOIT and to interstate and intrastate pipelines interconnected with EOIT. EOIT had 1.72 TBtu/d of average daily throughput for the year ended December 31, 2016. In addition to the 2,200 miles of intrastate pipelines, EOIT has two underground natural gas storage facilities in Oklahoma, which, as of December 31, 2016 operate at a combined capacity of 24 Bcf with 605 MMcf/d of aggregate maximum withdrawal capacity. Enable's intrastate transportation also includes a 20-mile intrastate pipeline in Illinois.

Customers. EOIT’s customers include Oklahoma’s two largest electric utilities, OG&E and Public Service Company of Oklahoma, an affiliate of American Electric Power Co. For the year ended December 31, 2016, approximately seven percent of Enable's total transportation and storage gross margin was attributable to a firm contract with its affiliate OG&E, and approximately three percent of Enable's transportation and storage gross margin was attributable to a firm contract with Public Service Company of Oklahoma. Enable's transportation agreement with OG&E extends through April 30, 2019, and will remain in effect year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. Enable's transportation agreement with Public Service Company of Oklahoma is on a one-year renewal term and has been extended through December 31, 2017. EOIT’s customers also include other electric generators, LDCs, Arkoma and Anadarko Basin producers and industrial end users.

Contracts. EOIT provides fee-based firm and interruptible transportation and storage services on both an intrastate basis and, pursuant to Section 311 of the Natural Gas Policy Act of 1978, on an interstate basis. For the year ended December 31, 2016, approximately 20 percent of Enable's transportation and storage gross margin was derived from EOIT’s firm contracts, with a volume-weighted average remaining contract life of 4.9 years.

Seasonality. EOIT provides gas transmission delivery services to the majority of OG&E’s and all of PSO’s natural gas-fired electric generation facilities in Oklahoma. Customer demand for natural gas transportation and storage services on EOIT is usually greater during the summer, primarily due to demand by natural gas-fired power plants to serve residential and commercial electricity requirements.

Competition. EOIT competes with a variety of interstate and intrastate pipelines in providing transportation and storage services in Oklahoma, including competing against several pipelines with which EOIT interconnects. Enable's management views competition in the transportation and storage market as primarily a function of rates, terms of services, flexibility and reliability of service. EOIT’s integrated transportation and storage system allows Enable to provide load following service to natural gas-

fired power plants to allow the power plants the ability to regulate generation and meet the instantaneous changes in customer demand for electricity.

Enable's Investment in SESH

SESH is an approximately 290-mile interstate pipeline that provides transportation services in Louisiana, Mississippi, and Alabama. Enable owns a 50 percent interest in SESH and provides field operations for the pipeline. Spectra Energy Partners, LP owns the remaining 50 percent interest in SESH and provides gas control and commercial operations for the pipeline. As of December 31, 2016, SESH had 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

Customers and Contracts. SESH’s customers are companies that generate electricity for the Florida power market. The rates charged by SESH for interstate transportation services are regulated by the FERC. SESH’s transportation services are typically provided under firm, fee-based negotiated rate agreements. SESH's transportation contracts have a volume-weighted average remaining contract life of 5.4 years.

Seasonality. SESH is generally not impacted by seasonality, SESH's load factor generally remains constant throughout the year.

Competition. SESH competes with other interstate and intrastate pipelines providing access to the Southeast power generation market. Enable's management views the principal elements of competition among pipelines as rates and terms, flexibility and reliability of service.

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

Under the Obama administration, the trend in environmental regulation was to place more restrictions and limitations on activities that may affect the environment. The Company is unable to predict what changes the Trump administration may have on proposed or existing environmental regulations. The Company cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause it to incur significant costs.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be $241.3 million, of which $221.9 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be approximately $180.8 million, of which $161.6 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners, Dry Scrubbers and gas conversions. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

For a further discussion of environmental matters that may affect the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations" in this Form 10-K.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2017 through 2021 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2017	2018	2019	2020	2021
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	195	175	175	175	175
OG&E Base Generation	40	75	75	75	75
OG&E Other	35	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	305	305	305	305	305
OG&E Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	155	20	—	—	—
Total Transmission Projects	205	40	20	20	20
Other Projects:
Solar	20	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	170	35	—	—	—
Environmental - natural gas conversion (D)	20	25	25	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	440	195	45	—	—
Total Known and Committed Non-Base Projects	645	235	65	20	20
Total	$950	$540	$370	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$185	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding Regional Haze Rule and OG&E’s ECP can be found in Note 14 and under "Environmental Laws and Regulations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives.

Pension and Postretirement Benefit Plans

During 2016, the Company made a $20.0 million contribution to its Pension Plan. During 2015, the Company did not make any contributions to its Pension Plan. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2017. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of the Company's pension and postretirement benefit plans.

Common Stock Dividends
At the Company's September 2016 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.30250 per share from $0.27500 per share effective in October 2016. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a further discussion.
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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  As of December 31, 2016, the Company had $236.2 million in short-term debt compared to no balance at December 31, 2015. The average balance of short-term debt in 2016 was $216.7 million at a weighted-average interest rate of 0.79 percent. The maximum month-end balance of short-term debt in 2016 was $355.6 million.   At December 31, 2016, the Company had $912.0 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.  At December 31, 2016, the Company had $0.3 million in cash and cash equivalents.  See Note 10 for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured revolving credit agreements in the aggregate of $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E) which expire in December 2018. The Company and OG&E expect to replace the existing agreements with new revolving credit agreements during 2017, under terms and conditions generally similar to the existing agreements.

Expected Issuance of Long-Term Debt

OG&E expects to issue $300.0 million of long-term debt during the first half of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

Common Stock
The Company does not expect to issue any common stock in 2017 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 8 for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, Enable made distributions of $141.2 million, $139.3 million and $143.7 million during the years ended December 31, 2016, 2015 and 2014.

EMPLOYEES

The Company had 2,453 employees at December 31, 2016, of which 158 are seconded to Enable.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 22, 2017:

Name	Age	Title
Sean Trauschke	49	Chairman of the Board, President and Chief Executive Officer - OGE Energy Corp.
E. Keith Mitchell	54	Chief Operating Officer - OG&E
Stephen E. Merrill	52	Chief Financial Officer - OGE Energy Corp.
Scott Forbes	59	Controller and Chief Accounting Officer - OGE Energy Corp.
Patricia D. Horn	58	Vice President - Governance and Corporate Secretary - OGE Energy Corp.
Jean C. Leger, Jr.	58	Vice President - Utility Operations - OG&E
Kenneth R. Grant	52	Vice President- Sales and Marketing - OG&E
Cristina F. McQuistion	52	Vice President - Chief Information Officer - OG&E
Jerry A. Peace	54	Vice President- Integrated Resource Planning and Development - OG&E
Paul L. Renfrow	60	Vice President - Public Affairs and Corporate Administration - OGE Energy Corp.
William H. Sultemeier	49	General Counsel - OGE Energy Corp.
Charles B. Walworth	42	Treasurer - OGE Energy Corp.

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Forbes, Renfrow, Sultemeier, Walworth and Ms. Horn are also officers of OG&E.  Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders, currently scheduled for May 18, 2017.

Mr. Trauschke is a member of the Board of Directors of Enable GP, LLC, the general partner of Enable. Mr. Merrill will become a member of the Board of Directors of Enable GP, LLC on March 1, 2017.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Sean Trauschke	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2014 - 2015:	President of OGE Energy Corp.
	2012 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present:	Chief Operating Officer of OG&E
	2013 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
	2012 - 2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
	2012 - 2013:	Chief Operating Officer of Enogex LLC
Scott Forbes	2012 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
	2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	2012 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	2016 - Present:	Vice President - Sales and Marketing of OG&E
	2015:	Vice President Marketing and Product Development of OG&E
	2013 - 2015:	Managing Director Tech Solutions & Ops of OG&E
	2012 - 2013:	Managing Director Customer Solutions of OG&E
Cristina F. McQuistion	2017 - Present:	Vice President - Chief Information Officer of OG&E
	2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
	2014 - 2015:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2012 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2016 - Present:	Vice President - Integrated Resource Planning and Development of OG&E
	2014 - 2015	Chief Generation Planning and Procurement Officer of OG&E
	2012 - 2014:	Chief Risk Officer of OGE Energy Corp.
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs and Corporate Administration of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp.
William H. Sultemeier	2017 - Present:	General Counsel of OGE Energy Corp.
	2016:	Partner - Jones Day
	2012-2015:	Shareholder - Greenberg Traurig, LLP
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp.
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp.
	2012:	Senior Manager Finance of OGE Energy Corp.

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS
The Company's website address is www.oge.com. Through the Company's website under the heading "Investors," "Investor Relations," "SEC Filings," the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

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

OG&E is subject to comprehensive regulation by several Federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs from utility customers.  Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk.  The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations. In addition, OG&E's jurisdictions have fuel adjustment clauses that permit OG&E to recover fuel costs through rates without a general rate case, subject to a later determination that such fuel costs were prudently incurred. If the state regulatory commissions determine that the fuel costs were not prudently incurred, recovery could be disallowed.

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

OG&E operates in Oklahoma and western Arkansas and is subject to rate regulation by the OCC and the APSC, in addition to FERC regulation of its transmission activities and any wholesale sales.  Exposure to inconsistent state and Federal regulatory standards may limit our ability to operate profitably.  Further alteration of the regulatory landscape in which we operate, including a change in our authorized return on equity, may harm our financial position and results of operations.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2 could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions. Additionally, international treaties or protocols could result in future additional reductions in the United States. In October 2015, the EPA issued standards for states to implement to control greenhouse gas emissions from existing electric generating units. A number of states, including Oklahoma, filed lawsuits against the EPA standards. In February 2016, the U.S. Supreme Court entered an order staying the implementation of these EPA standards. If the standards survive judicial review and are implemented as written, they could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

There is growing effort to initiate nuisance claims against power generators. The impact of these efforts on OG&E cannot be determined with certainty as this time.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry operations practices. These activities are subject to stringent and complex Federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

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

As of December 31, 2016, OG&E had incurred $208.7 million of construction work in progress on the Dry Scrubbers.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Goods Sold in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

Increased competition resulting from restructuring efforts could have a significant financial impact on us and consequently decrease our revenue.

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

In compliance with the Energy Policy Act of 2005, the FERC approved the NERC as the national energy reliability organization. The NERC is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur.  One of OG&E's regulators, NERC, has comprehensive regulations and standards related to the reliability and security of our operating systems, and is continuously developing additional mandatory compliance requirements for the utility industry. The increasing development of NERC rules and standards will increase compliance costs and our exposure for potential violations of these standards.

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

OG&E owns and operates coal-fired, natural gas-fired, wind-powered and solar-powered generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels.  Included among these risks are:

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

When unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

Changes in technology and regulatory policies may cause our generating facilities to be less competitive.

OG&E primarily generates electricity at large central facilities. This method typically results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technologies or changes in regulatory policies will reduce costs of new technology to levels that are equal to or below that of most central station electricity production, which could have a material adverse effect on our results of operations. OG&E's widespread use of Smart Grid technology allowing for two-way communications between the utility and its customers could enable the entry of technology companies into the interface between OG&E and its customers, resulting in unpredictable effects on our current business.

Increased deployment of renewable energy technologies could reduce utility electric sales, but would not reduce our need for ongoing investments in our infrastructure to reliably serve our customers. Continued utility infrastructure investment without increased electricity sales could cause increased rates for customers, potentially resulting in further reductions in electricity sales and reduced profitability.

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

We are subject to cybersecurity risks and increased reliance on processes automated by technology.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subject OG&E to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's Smart Grid program further increases potential risks associated with cybersecurity attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its consolidated financial position, results of operations and cash flows.
Our security procedures, which include among others, virus protection software, cybersecurity and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cybersecurity attacks on our systems, which could adversely impact our operations.
We maintain property, casualty and cybersecurity insurance that may cover certain resultant physical damage or third-party injuries caused by potential cyber events. However, damage and claims arising from such incidents may exceed the amount of any insurance available and other damage and claims arising from such incidents may not be covered at all. For these reasons, a significant cyber incident could reduce future net income and cash flows and impact financial condition.
Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities or sustained military campaigns may adversely impact our consolidated financial position, results of operations and cash flows.

The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the electric utility and natural gas midstream industry in general, and on us in particular, cannot be known. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities or sustained military campaigns may affect our operations in unpredictable ways, including disruptions of supplies and markets for our products, and the possibility that our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain.  Moreover, the insurance that may be available to us may be significantly more expensive than existing insurance coverage.

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

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2016, we expect to make future contributions to maintain required funding levels.  It has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Finally, the Company provides retirement benefits and retiree health care benefits to approximately 160 employees seconded to Enable. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $21.4 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 day notice.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 38 percent of our current employees will meet the eligibility requirements to retire.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

We are a holding company with our primary assets being investments in our subsidiary and equity investments.

We are a holding company and thus our investments in our subsidiary and unconsolidated affiliate, accounted for under the equity method, are our primary assets. Substantially all of our operations are conducted by our subsidiary and unconsolidated affiliate.  Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness utilizes the operating cash flow of our subsidiary and unconsolidated affiliate and the payment of funds by them to us in the form of dividends or distributions.  At December 31, 2016, the Company and its subsidiary had outstanding indebtedness and other liabilities of $6.5 billion.  Our subsidiary and unconsolidated affiliate are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets.  Claims of creditors, including general creditors, of our subsidiary or unconsolidated affiliate on their respective assets will generally have priority over our claims (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareholders.

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

We may be able to incur substantially more indebtedness, which may increase the risks created by our indebtedness.

The terms of the indentures governing our debt securities do not fully prohibit us or our subsidiaries from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in our revolving credit agreements and the indentures governing our debt securities, we may be able to incur substantial additional indebtedness. If we incur additional indebtedness, the related risks that we and they now face may intensify.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships or limit our ability to obtain financing on favorable terms.

We cannot assure you that any of our current credit ratings or the ratings of our subsidiaries will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Our ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Pricing grids associated with our credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of our short-term borrowings, but a reduction in our credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require us to post collateral or letters of credit.

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

RISKS ASSOCIATED WITH OUR INVESTMENT IN ENABLE MIDSTREAM PARTNERS

The Company does not control Enable and therefore is not able to cause or prevent certain actions by Enable.

Enable has its own governing board, therefore, the Company is not able to exercise control over Enable. Accordingly, the Company is unable to cause or prevent certain actions by Enable.

A significant portion of our earnings and operating cash flows are based on the performance of Enable. If any of the following risks were to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Enable's contracts are subject to renewal risk.

As contracts with Enable's existing suppliers and customers expire, Enable may have to negotiate extensions or renewals of those contracts or enter into new contracts with other suppliers and customers. Enable may be unable to extend or renew existing contracts or enter into new contracts on favorable commercial terms, if at all. Depending on prevailing market conditions at the time of an extension or renewal, gathering and processing customers with fee-based contracts may desire to enter into contracts under different fee arrangements. Approximately 87 percent of Enable's gross margin was generated from fee-based contracts during the year ended December 31, 2016. Likewise, Enable's transportation and storage customers may choose not to extend or renew expiring contracts based on the economics of the related areas of production. To the extent Enable is unable to renew or replace its expiring contracts on terms that are favorable to Enable, if at all, or successfully manage its overall contract mix over time, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Enable depends on a small number of customers for a significant portion of its gathering and processing services revenues and its transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its gathering and processing or transportation and storage services and adversely affect its financial position, results of operations and ability to make cash distributions to us.

For the year ended December 31, 2016, 49 percent of Enable's gathered natural gas volumes were attributable to the affiliates of Continental Resources, Inc., Vine Oil and Gas, GeoSouthern Energy Corporation, XTO Energy Inc. and Apache Corporation and 51 percent of its transportation and storage service revenues were attributable to affiliates of CenterPoint, Spire Inc., XTO Energy Inc., American Electric Power Co., and the Company. The loss of all or even a portion of the gathering and processing or transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us.

The businesses of Enable are dependent, in part, on the drilling and production decisions of others.

The businesses of Enable are dependent on the drilling and production of natural gas and crude oil. Enable has no control over the level of drilling activity in its areas of operation, or the amount of natural gas, NGL and crude oil reserves associated with wells connected to its systems. In addition, as the rate at which production from wells currently connected to its system naturally declines over time, its gross margin associated with those wells will also decline. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, its customers must continually obtain new natural gas, NGL and crude oil supplies. The primary factors affecting its ability to obtain new supplies of natural gas, NGLs and crude oil and attract new customers to its assets are the level of successful drilling activity near its systems, its ability to compete for volumes from successful new wells and its ability to expand its capacity as needed. If Enable is not able to obtain new supplies of natural gas and crude oil to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities would decline, which could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us. Enable has no control over producers or their drilling and production decisions, which are affected by, among other things:

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

Fluctuations in energy prices can also greatly affect the development of new natural gas, NGL and crude oil reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of natural gas, NGLs, crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond its control. Because of these factors, even if new natural gas, NGL or crude oil reserves are known to exist in areas served by its assets, producers may choose not to develop those reserves. Declines in natural gas, NGL or crude oil prices can have a negative impact on exploration, development and production activity and, if sustained, could lead to decreases in such activity. In early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. Both natural gas and crude oil prices increased moderately in the second half of 2016. Sustained low natural gas, NGL or crude oil prices could also lead producers to shut in production from their existing wells. Sustained reductions in exploration or production activity in its areas of operation could lead to further reductions in the utilization of its systems, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

In addition, it may be more difficult to maintain or increase the current volumes on its gathering systems and its processing plants, as several of the formations in the unconventional resource plays in which Enable operates generally have higher initial production rates and steeper production decline curves than wells in more conventional basins. Should Enable determine that the economics of its gathering assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, it may reduce such capital expenditures, which could cause revenues associated with these assets to decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require Enable to incur higher maintenance capital expenditures relative to throughput over time, which will reduce its distributable cash flow.

Because of these and other factors, even if new reserves are known to exist in areas served by its assets, producers may choose not to develop those reserves. Reductions in drilling activity would result in an inability to maintain the current levels of throughput on its systems and could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable’s industry is highly competitive, and increased competitive pressure could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable competes with similar enterprises in its respective areas of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Competitors include large energy companies that have greater financial resources and access to supplies of natural gas, NGLs and crude oil other than Enable. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services Enable provides to its customers. Excess pipeline capacity in the regions served by Enable's interstate pipelines could also increase competition and adversely impact the ability to renew or enter into new contracts with respect to available capacity when existing contracts expire. In addition, customers that are significant producers of natural gas or crude oil may develop their own gathering, processing, transportation and storage systems in lieu of using Enable. Enable’s ability to renew or replace existing contracts with customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, transportation and storage services. All of these competitive pressures could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable derives a substantial portion of its gross margin from subsidiaries through which it holds a substantial portion of its assets.

Enable derives a substantial portion of its gross margin from, and holds a substantial portion of its assets through, its subsidiaries. As a result, it depends on distributions from its subsidiaries in order to meet its payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide Enable with funds for its payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit its subsidiaries’ ability to make payments or other distributions, and its subsidiaries could agree to contractual restrictions on its ability to make distributions.

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

The amount of cash Enable has available for distribution depends primarily upon its cash flow rather than on profitability. Profitability is affected by non-cash items but cash flow is not. As a result, Enable may make cash distributions during periods when it records losses for financial accounting purposes and may not make cash distributions during periods when it records net earnings for financial accounting purposes.

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

Enable's business plan calls for investments in capital improvements and additions. Capital expenditures could range from approximately $550 million to $700 million for the year ending December 31, 2017. For example, in the second quarter of 2016 Enable delayed the completion of the Wildhorse plant, a cryogenic processing facility that it plans to connect to its super-header system in Garvin County, Oklahoma. Enable also plans to construct natural gas gathering and compression infrastructure to support producer activity in its growth areas.

The construction of additions or modifications to Enable's existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond its control and may require the expenditure of significant amounts of capital, which may exceed estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if an existing pipeline is expanded or a new pipeline is constructed, the construction may occur over an extended period of time, and not receive any material increases in revenues or cash flows until the project is completed. In addition, Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve an expected investment return, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

In connection with its capital investments, Enable may engage a third party to estimate potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enable relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating future production. As a result, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable, and it may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable's financial position, results of operations and its ability to make cash distributions to unitholders, including us.

Enable's financial position, results of operations and ability to make cash distributions to us could be negatively affected by adverse movements in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, liquefied natural gas, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation. In early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. Both natural gas and crude oil prices increased moderately in the second half of 2016.

Enable's natural gas processing arrangements exposes it to commodity price fluctuations. In 2016, eight percent, 46 percent, and 46 percent of Enable's processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids, and fee-based, respectively. Under a typical keep-whole arrangement, Enable processes raw natural gas, extracts the NGLs, replaces the extracted NGLs with a Btu equivalent amount of natural gas, delivers the processed and replacement natural gas to the producer, retains the NGLs, and sells the NGLs for its own account. If Enable is unable to sell the NGLs extracted for more than the cost of the replacement natural gas, the margins on its sale of goods will be negatively affected.

Under a typical percent-of-proceeds processing agreement, Enable purchases raw natural gas at a cost that is based on the amount of natural gas and NGLs contained in the raw natural gas. Enable then processes the raw natural gas, extracts the

NGLs, and sells the processed natural gas and NGLs for its own account. If Enable is unable to sell the processed natural gas and NGLs for more than the cost of the raw natural gas, the margins on its sale of goods will be negatively affected.

Under a typical percent-of-liquids processing arrangement and a typical fee-based arrangement, Enable purchases a portion of the raw natural gas that is equivalent to the amount of NGLs it contains, processes the raw natural gas, extracts the NGLs, returns the processed natural gas to the producer, and sells the NGLs for its own account. If Enable is unable to sell the processed natural gas and NGLs for more than the cost of raw natural gas, the margins on its sale of goods will be negatively affected.

At any given time, Enable's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, its gross margin could be adversely impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable's exposure to credit risks of its customers, and any material nonpayment or nonperformance by its key customers could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Some of Enable's customers may experience financial problems that could have a significant effect on its customers' creditworthiness. Severe financial problems encountered by its customers could limit Enable's ability to collect amounts owed to it, or to enforce performance of obligations under contractual arrangements. In addition, many of Enable's customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of its customers’ liquidity and limit its customers ability to make payments or perform on obligations to Enable. Furthermore, some of Enable's customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Enable. Financial problems experienced by its customers could result in the impairment of its assets, reduction of its operating cash flows and may also reduce or curtail its customers' future use of its products and services, which could reduce revenues.

Enable provides certain transportation and storage services under fixed-price "negotiated rate" contracts that are not subject to adjustment, even if the cost to perform such services exceeds the revenues received from such contracts, and, as a result, costs could exceed revenues received under such contracts.

Enable has been authorized by the FERC to provide transportation and storage services at its facilities at negotiated rates. Generally, negotiated rates are in excess of the maximum recourse rates allowed by the FERC, but it is possible that costs to perform services under "negotiated rate" contracts will exceed the revenues obtained under these agreements. If this occurs, it could decrease the cash flow realized by its systems and, therefore, decrease the cash available for distribution to its unitholders, including us.

As of December 31, 2016, approximately 54 percent of Enable's contracted firm transportation firm capacity and 44 percent of its contracted firm storage capacity was subscribed under such "negotiated rate" contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between "recourse rates" (if higher) and negotiated rates, is not assured under current FERC policies.

If third-party pipelines and other facilities interconnected to Enable's gathering, processing or transportation facilities become partially or fully unavailable to Enable for any reason, Enable's financial position, results of operations and its ability to make cash distributions to us could be adversely affected.

Enable depends upon third-party pipelines to deliver natural gas to, and take natural gas from, its natural gas transportation systems and upon third party pipelines to take crude oil from its crude oil gathering. It also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of its processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of its processing plants and gathering systems, and a prolonged outage or disruption could ultimately result in a reduction in the volume of NGLs it is able to produce. Additionally, Enable depends on third parties to provide electricity for compression at many of its facilities. Since it does not own or operate any of these third-party pipelines or other facilities, continuing operation of those facilities is not within its control. If any of these third-party pipelines or other facilities become partially or fully unavailable to Enable for any reason, its financial position, results of operations and ability to make cash distributions to us could be adversely affected.

Enable does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

Enable does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Enable may obtain the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. A loss of these rights, through its inability to renew right-of-way contracts or otherwise, could cause a cease in operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere, and adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable conducts a portion of its operations through joint ventures, which subjects them to additional risks that could adversely affect the success of its operations and financial position, results of operations and ability to make cash distributions to unitholders, including us.

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

The risks described above or the failure to continue joint ventures or to resolve disagreements with joint venture partners could adversely affect Enable's ability to transact the business that is the subject of such joint venture, which would in turn adversely affect its financial position and results of operations ability to make cash distributions to unitholders, including us. The agreements under which certain joint ventures were formed may subject them to various risks, limit the actions it may take with respect to the assets subject to the joint venture and require them to grant rights to its joint venture partners that could limit its ability to benefit fully from future positive developments. Some joint ventures require Enable to make significant capital expenditures. If it does not timely meet its financial commitments or otherwise do not comply with its joint venture agreements, its rights to participate, exercise operator rights or otherwise influence or benefit from the joint venture may be adversely affected. Certain of its joint venture partners may have substantially greater financial resources than Enable has and it may not be able to secure the funding necessary to participate in operations its joint venture partners propose, thereby reducing its ability to benefit from the joint venture.

Under certain circumstances, affiliates of Spectra Energy Partners, LP will have the right to purchase an ownership interest in SESH at fair market value.

Enable owns a 50 percent ownership interest in SESH. The remaining 50 percent ownership interests are held by affiliates of Spectra Energy Partners, LP.

CenterPoint owns a 54.1 percent of Enable's common and subordinated units, 100.0 percent of its Series A Preferred Units and a 40 percent economic interest in Enable GP, LLC. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH Agreement), if, at any time, CenterPoint has a right to receive less than 50 percent of Enable's distributions through its interests in Enable and in the general partner, or does not have the ability to exercise certain control rights, affiliates of Spectra Energy Partners, LP could have the right to purchase Enable's interest in SESH at fair market value, subject to certain exceptions. Under the master formation agreement, Enable is entitled to receive the cash consideration related to any exercise of these rights by Spectra Energy Partners, LP or its affiliates.

An impairment of long-lived assets, including intangible assets, equity method investments or goodwill could reduce Enable's earnings.

Long-lived assets, including intangible assets with finite useful lives and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment of long-lived assets is recognized if the carrying amount is not recoverable and exceeds fair value. For example, Enable recorded aggregate impairments for its Service Star business line of $38 million during the years ended December 31, 2016, 2015, 2014 and 2013, a $25 million impairment of its Atoka assets in its gathering and processing segment during the year ended December 31, 2015, and a $12 million impairment of jurisdictional pipelines in its transportation and storage segment during the year ended December 31, 2015.

Equity method investments are evaluated for impairment when events or circumstances indicate that the carrying value of the investment might not be recoverable. An impairment of an equity method investment is recognized if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. An example of an investment that Enable accounts for under the equity method is its investment in SESH. If Enable enters into additional joint ventures, it could have additional equity method investments.

Goodwill is evaluated for impairment on an annual basis as well as when events or circumstances change that would more likely than not reduce the fair value of a reporting unit is below its carrying amount. An impairment of goodwill is recognized if the carrying value of a reporting unit exceeds its fair value and the carrying amount of that reporting unit’s goodwill exceeds the implied value of that goodwill. For example, Enable recorded impairments to goodwill of $1.087 billion during the year ended December 31, 2015. Although as a result of these impairments Enable had no goodwill recorded as of December 31, 2016 or 2015, it could record goodwill as a result of future acquisitions.

Enable could experience future events or circumstances that result in an impairment of long-lived assets, including intangible assets, equity method investments, or goodwill. If Enable recognizes an impairment, it would take an immediate non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. As a result, an impairment could have an adverse effect on Enable's results of operations and its ability to satisfy the financial ratios or other covenants under its existing or future debt agreements.

Enable's business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely affect its financial position, results of operations or ability to make cash distributions to us.

Enable's operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•
damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, earthquakes and other natural disasters, acts of terrorism and actions by third parties;

•	inadvertent damage from construction, vehicles, farm and utility equipment;

•	leaks of natural gas, NGLs, crude oil and other hydrocarbons or losses of natural gas, NGLs and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of its operations. A natural disaster or other hazard affecting the areas in which it operates could adversely affect Enable's results of operations. Enable is not fully insured against all risks inherent in its business. Enable currently has general liability and property insurance in place to cover certain of its facilities in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. It does not have business interruption insurance coverage for all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of its facilities may not be sufficient to restore the loss or damage without negative impact on its results of operations and ability to make cash distributions to its unitholders, including us.

The use of derivative contracts by Enable and its subsidiaries in the normal course of business could result in financial losses that could adversely affect its financial position, results of operations and its ability to make cash distributions to unitholders, including us.

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

Enable's business is dependent on its ability to recruit, retain and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Enable's costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Enable's ability to manage and operate its business. If Enable is unable to successfully attract and retain an appropriately qualified workforce, its results of operations could be negatively affected.

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

Enable depends on access to the capital markets to fund its expansion capital expenditures. Historically, unit prices of midstream master limited partnerships have experienced periods of volatility. In addition, because Enable's common units are yield-based securities, rising market interest rates could impact the relative attractiveness of its common units to investors. As a result of capital market volatility, Enable may be unable to issue equity or debt on satisfactory terms, or at all, which may limit its ability to expand its operations or make future acquisitions.

Enable's merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated, which could adversely affect its financial position, results of operations or future growth.

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

In addition, Enable's growth strategy includes, in part, the ability to make acquisitions on economically acceptable terms. If Enable is unable to make acquisitions or if its acquisitions do not perform as anticipated, Enable's future growth may be adversely affected.

Enable and its operating subsidiaries’ debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2016, Enable had approximately $3.0 billion of long-term debt outstanding, excluding the premiums on senior notes. Enable also has a $1.75 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.1 billion was available as of February 1, 2017. Enable will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

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

Enable’s credit facilities contain operating and financial restrictions, including covenants and restrictions that may be affected by events beyond its control, which could adversely affect its financial condition, results of operations and ability to make cash distributions to its unitholders, including us.

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

Under Enable's omnibus agreement, CenterPoint, the Company and their affiliates have agreed to hold or otherwise conduct all of their respective midstream operations located within the United States through Enable. This requirement will cease to apply to both CenterPoint and the Company as soon as either CenterPoint or the Company ceases to hold any interest in Enable's general partner or at least 20 percent of its common units. In addition, if CenterPoint or the Company acquires any assets or equity of any person engaged in midstream operations with a value in excess of $50.0 million (or $100.0 million in the aggregate with such party’s other acquired midstream operations that have not been offered to Enable), the acquiring party will be required to offer to Enable such assets or equity for such value. If Enable does not purchase such assets, the acquiring party will be free to retain and operate such midstream assets, so long as the value of the assets does not reach certain thresholds.

As a result, under the circumstances described above, CenterPoint and the Company have the ability to construct or acquire assets that directly compete with Enable's assets. Pursuant to the terms of Enable's partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to Enable's general partner or any of its affiliates, including its executive officers and directors and CenterPoint and the Company. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for Enable will not have any duty to communicate or offer such opportunity to Enable. Any such person or entity will not be liable to Enable or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to Enable. This may create actual and potential conflicts of interest between Enable and affiliates of its general partner and result in less than favorable treatment of Enable and its common unitholders.

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

Cyber-attacks, acts of terrorism or other disruptions could adversely impact Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable is subject to cyber-security risks related to breaches in the systems and technology that it uses (i) to manage its operations and other business processes and (ii) to protect sensitive information maintained in the normal course of its businesses. The gathering, processing and transportation of natural gas from its gathering, processing and pipeline facilities and crude oil gathering pipeline systems are dependent on communications among its facilities and with third-party systems that may be delivering natural gas or crude oil into or receiving natural gas or crude oil and other products from its facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt its ability to deliver natural gas and control these assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt its operations and critical business functions, adversely affect its reputation, and subject Enable to possible legal claims and liability. Enable is not fully insured against all cyber-security risks. In addition, its natural gas pipeline systems may be targets of terrorist activities that could disrupt its ability to conduct its business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable may be unable to obtain or renew permits necessary for its operations, which could inhibit its ability to do business.

Performance of its operations require it obtain and maintain a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate.

All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of Enable's compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect its ability to initiate or continue operations at the affected location or facility and on its financial condition, results of operations and ability to make cash distributions to unitholders, including us.

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

Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect Enable's financial position, results of operations and its ability to make cash distributions to unitholders, including us.

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. For instance, in May 2016, the EPA issued final standards governing methane emissions imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage, and transmission facilities. These rules have required changes to Enable's operations, including the installation of new equipment to control emissions. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests to companies with production, gathering and boosting, gas processing, storage, and transmission facilities. Additionally, several states are pursuing similar measures to regulate emissions of methane from new and existing sources. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations. As a result of this continued regulatory focus, future federal and state regulations relating to Enable's gathering and processing, transmission, and storage operations remain a possibility and could result in increased compliance costs on Enable's operations. Furthermore, if new or more stringent federal, state or local legal restrictions are adopted in areas where Enable's oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for Enable's services to those customers.

There is inherent risk of the incurrence of environmental costs and liabilities in Enable's operations due to the handling of natural gas, NGLs and crude oil and produced water as well as air emissions related to its operations and historical industry operations and waste disposal practices. These matters are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the handling or disposing of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of wastes on, under or from its properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. Private parties, including the owners of the properties through which its gathering systems pass and facilities where its wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non- compliance, with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of its pipelines could subject them to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Enable may be unable to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. Further, stricter requirements could negatively impact its customers’ production and operations, resulting in less demand for its services.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by Enable's customers, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

Hydraulic fracturing is a common practice that is used by many of Enable's customers to stimulate production of natural gas and crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, certain federal agencies have proposed additional laws and regulations to more closely regulate the hydraulic fracturing process. For example, in May 2016, the EPA issued final new source performance standard requirements that impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA also released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. The results of EPA’s study could spur action towards federal legislation and regulation of hydraulic fracturing or similar production operations. In past sessions, Congress has considered, but not passed, legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. The EPA has issued Safe Drinking Water Act permitting guidance for hydraulic fracturing operations involving the use of diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. Additionally, the Bureau of Land Management issued final rules to regulate hydraulic fracturing on federal lands in March 2015. Although these rules were struck down by a federal court in Wyoming in June 2016, an appeal of the decision is still pending.

Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Enable's oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for Enable's services to those customers.

State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, the OCC has implemented volume reduction plans, and at times required shut-ins, for disposal wells injecting wastewater from oil and gas operations into the Arbuckle formation. The OCC also recently released well completion seismicity guidelines for operators in the South Central Oklahoma Oil Province and the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. Enable cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal. Additional legislation or regulation could also lead to operational delays or increased operating costs for Enable's customers, which in turn could reduce the demand for Enable's services.

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

Because Enable's operations emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase its costs related to operating and maintaining its facilities, and could delay future permitting. At the federal level, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of Enable's operations. Additional rules, such as the updates to the oil and gas new source performance standard requirements finalized by the EPA in May 2016, could affect Enable's ability to obtain air permits for new or modified facilities or require its operations to incur additional expenses to control air emissions by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to Enable and potentially impair its operator’s ability to economically develop its properties.

In addition, the U.S. Congress has in the past and may in the future consider legislation to reduce emissions of greenhouse gases, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement opened for signing on April 22, 2016 and requires countries to review and "represent a progression" in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. These programs typically require major sources of greenhouse gas emissions to acquire and surrender emission allowances in return for emitting those greenhouse gas emissions. Any such future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases could require Enable to incur costs to reduce emissions of greenhouse gases. Substantial limitations on greenhouse gas emissions could also adversely affect demand for oil and natural gas. Depending on the particular program, Enable could in the future be required to purchase and surrender emission allowances or otherwise undertake measures to reduce greenhouse gas emissions. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could adversely affect the demand for Enable's service and its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Increased regulatory-imposed costs may increase the cost of consuming, and thereby reduce demand for, the products that Enable gathers, treats and transports. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this view could negatively affect its ability to access capital markets or cause them to receive less favorable terms and conditions. Consequently, legislation and regulatory initiatives aimed at reducing greenhouse gases could have a material adverse effect on its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could adversely affect Enable's results of operations.

Enable's operations are subject to extensive regulation by federal regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

The rates charged by several of Enable's pipeline systems, including interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services it may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types or terms and conditions of service it might propose or offer, the profitability of its pipeline businesses could suffer. If it were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit profitability. Furthermore, competition from other pipeline systems may prevent them from raising its tariff rates even if permitted by regulatory agencies. The regulatory agencies that regulate its systems periodically implement new rules, regulations and terms and conditions of services subject to its jurisdiction. New initiatives or orders may adversely affect the rates charged for services or otherwise adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

Enable's natural gas interstate pipelines are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. Generally, the FERC’s authority over interstate natural gas transportation extends to:

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

Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 to impose penalties for current violations of up to $1 million per day for each violation and possible criminal penalties of up to $1 million per violation.

The FERC’s jurisdiction extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to expansions, lateral and other facilities and abandonment of facilities and services. Prior to commencing construction of significant new interstate transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or an order amending its existing certificate, from the FERC. Certain minor expansions are authorized by blanket certificates that the FERC has issued by rule. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any failure by an agency to issue sufficient authorizations or permits in a timely manner for one or more of these projects may mean that Enable will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that Enable did not anticipate. Enable's inability to obtain sufficient permits and authorizations in a timely manner could materially and negatively impact the additional revenues expected from these projects.

The FERC conducts audits to verify compliance with the FERC’s regulations and the terms of its orders, including whether the websites of interstate pipelines accurately provide information on the operations and availability of services. The FERC’s regulations require uniform terms and conditions for service, as set forth in agreements for transportation and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the standard form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require Enable to seek modification, or alternatively require Enable to modify its tariff so that the non-conforming provisions are generally available to all customers.

The rates, terms and conditions for transporting natural gas in interstate commerce on certain of Enable's intrastate pipelines and for services offered at certain of Enable's storage facilities are subject to the jurisdiction of the FERC under Section 311 of the Natural Gas Policy Act. Rates to provide such interstate transportation service must be "fair and equitable" under the Natural Gas Policy Act and are subject to review, refund with interest if found not to be fair and equitable, and approval by the FERC at least once every five years.

Enable's crude oil gathering pipelines are subject to common carrier regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that Enable maintain tariffs on file with the FERC setting forth the rates Enable charges for providing transportation services, as well as the rules and regulations governing such services. The Interstate Commerce Act requires, among other things, that Enable's rates must be "just and reasonable" and that Enable provide service in a manner that is nondiscriminatory. Shippers on Enable's crude oil gathering pipelines may protest its tariff filings, file complaints against its existing rates, or the FERC can investigate Enable's rates on its own initiative. In the event that the FERC finds that Enable's existing or proposed rates are unjust and unreasonable, it could deny requested rate increases or could order Enable to reduce its rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

Enable’s operations may also be subject to regulation by state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

The pipeline operations of Enable that are not regulated by the FERC may be subject to state and local regulation applicable to intrastate natural and transportation services. The relevant states in which it operates include North Dakota, Oklahoma, Arkansas, Louisiana, Texas, Missouri, Kansas, Mississippi, Tennessee and Illinois. State and local regulations generally focus on safety, environmental and, in some circumstances, prohibition of undue discrimination among shippers. Additional rules and legislation pertaining to these matters are considered and, in some instances, adopted from time to time. The effect, if any, such changes might have on operations cannot be predicted, but Enable could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect the business. Any such state or local regulation could have an adverse effect on the business and the financial position, results of operations and ability to make cash distributions to unitholders, including us.

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

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC under the Natural Gas Act, but the FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, it cannot be assured that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of its facilities they consider to be gathering facilities, Enable believes that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of its gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the Natural Gas Act and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the Natural Gas Act or the Natural Gas Policy Act. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and ability to make cash distributions to its unitholders, including us. In addition, if any of its facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act or Natural Gas Policy Act regulations, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

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

Enable may incur significant costs and liabilities resulting from compliance with pipeline safety laws and regulations, pipeline integrity and other similar programs and related repairs.

Enable's interstate pipeline operations are subject to certain pipeline safety laws and regulations administered by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration. These laws and regulations require Enable to comply with a significant set of requirements for the design, construction, maintenance and operation of its interstate pipelines. Among other things, these laws and regulations require pipeline operators to develop integrity management programs for interstate pipelines located in “high consequence areas.” The regulations require operators, including Enable, to, among other things:

•	perform ongoing assessments of pipeline integrity;

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Failure to comply with applicable regulations could result in a number of consequences which may have an adverse effect on Enable's operations.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on Enable. For example, in August 2011, the Pipeline and Hazardous Materials Safety Administration published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. On April 8, 2016, the Pipeline and Hazardous Materials Safety Administration published a notice of proposed rulemaking responding to several of the integrity management topics raised in the August 2011 advance notice of proposed rulemaking and proposing new requirements to address safety issues for natural gas transmission and gathering lines that have arisen since the issuance of the advance notice of proposed rulemaking. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities, and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Comments were due July 7, 2016. The Pipeline and Hazardous Materials Safety Administration issued, but has yet to publish, a similar rule for hazardous liquids (including oil) pipelines on January 13, 2017. This rule extends regulatory reporting requirements to all liquid gathering lines, require additional event-driven and periodic inspections, require use of leak detection systems on all hazardous liquid pipelines, modify repair criteria, and require certain pipelines to eventually accommodate inline inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. Enable is still monitoring and evaluating the effect of these requirements and proposals on its operations.

Although many of Enable's pipelines fall within a class that is currently not subject to regulation by the Pipeline and Hazardous Materials Safety Administration, it may incur significant cost and liabilities associated with repair, remediation, preventive or mitigation measures associated with its nonexempt pipelines. This work is part of Enable's normal integrity management program and it does not expect to incur any extraordinary costs during 2017 to complete the testing required by existing Pipeline and Hazardous Materials Safety Administration regulations and their state counterparts. Enable has not estimated the costs for any repair, remediation, preventive or mitigation actions that may be determined to be necessary as a result of the testing program, which could be substantial, or any lost cash flows resulting from shutting down its pipelines during the pendency of such repairs. Should Enable fail to comply with the Pipeline and Hazardous Materials Safety Administration or comparable state regulations, it could be subject to penalties and fines. In addition, proposed rulemakings such as the notice of proposed rulemakings published on October 13, 2015 and April 8, 2016 could expand the scope of the natural gas and hazardous liquids integrity management programs and other related pipeline safety regulations to include additional requirements or previously exempt pipelines. Enable have not estimated the cost of complying with such proposed changes to the regulations administered by the Pipeline and Hazardous Materials Safety Administration.

Financial reform regulations under the Dodd-Frank Act could adversely affect Enable's ability to use derivative instruments to hedge risks associated with its business.

At times, Enable may hedge all or a portion of its commodity risk and its interest rate risk. The federal government regulates the derivatives markets and entities, including businesses like Enable, that participate in those market through the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which requires the Commodity Futures Trading Commission and the Securities Exchange Commission to promulgate rules and regulations implementing the legislation. Under the Commodity Futures Trading Commission's regulations, Enable is subject to reporting and recordkeeping obligations for transactions involving non-financial swap transactions the Commodity Futures Trading Commissions initially adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2013, the Commodity Futures Trading Commission published a notice of proposed rulemaking designed to implement new position limits regulation and in December 2016, the Commodity Futures Trading Commission's re-proposed regulations for position limits. The ultimate form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

The Commodity Futures Trading Commission has imposed mandatory clearing requirements on certain categories of swaps, including certain interest rate swaps, but has exempted derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, where the counterparty such as Enable has required identification number, is not a financial entity as defined by the regulations, and meets a minimum asset test. Enable's management believes its hedging transactions qualify for this "commercial end-user" exception. The Dodd-Frank Act may also require Enable to comply with margin requirements in connection with its hedging activities, although the application of those provisions to Enable is uncertain at this time. The Dodd-Frank Act may also require the counterparties to its derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty.

The Dodd-Frank Act and related regulations could significantly increase the cost of derivatives contracts for Enable's industry (including requirements to post collateral which could adversely affect Enable's available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks Enable encounters, reduce its ability to monetize or restructure its existing derivatives contracts, and increase its exposure to less creditworthy counterparties, particularly if Enable is unable to utilize the commercial end user exception with respect to certain of its hedging transactions. If Enable reduces its use of hedging as a result of the legislation and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of crude oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to crude oil and natural gas. Enable's revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could adversely affect its results of operations and its ability to make cash distributions to unitholders, including us.

Any reductions in Enable's credit ratings could increase its financing costs and the cost of maintaining certain contractual relationships.

Enable cannot provide assurance that its credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances warrant. On February 2, 2016, Standard & Poor’s Ratings Services lowered its credit rating on Enable from an investment grade rating to a non-investment grade rating. The short-term rating on Enable was also reduced from an investment grade rating to a non-investment grade rating. As a result of the downgrade, Enable repaid its outstanding borrowings under the commercial paper program upon maturity and did not issue any additional commercial paper. If either, or both, of Moody’s Investors Service or Fitch Ratings lowers its credit ratings of Enable from an investment grade rating to a non-investment grade rating while its rating from Standard & Poor’s Ratings Services is below investment grade, the cost of Enable's borrowings will increase. So long as any of Enable's credit ratings are below investment grade, it may have higher future borrowing costs and it or its subsidiaries may be required to post cash collateral or letters of credit under certain contractual agreements. If cash collateral requirements were to occur at a time when Enable was experiencing significant working capital requirements or otherwise lacked liquidity, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Enable's Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of its common units.

Enable's 10 percent Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in Enable, issued in February 2016, rank senior to all of its other classes or series of equity securities with respect to distribution rights and rights upon liquidation. Enable cannot declare or pay a distribution to its common or subordinated unitholders for any quarter unless full distributions have been or contemporaneously are being paid on all outstanding Series A Preferred Units for such quarter. These preferences could adversely affect the cash distributions we receive from Enable, or could make it more difficult for Enable to sell its common units in the future.

Holders of the Series A Preferred Units will receive, on a non-cumulative basis and if and when declared by Enable's general partner, a quarterly cash distribution, subject to certain adjustments, equal to an annual rate of 10 percent on the stated liquidation preference from the date of original issue to, but not including, the five year anniversary of the original issue date, and an annual rate of the London Interbank Offered Rate plus a spread of 850 basis points on the stated liquidation preference thereafter. In connection with certain transfers of the Series A Preferred Units, the Series A Preferred Units will automatically convert into one or more new series of preferred units (the "other preferred units") on the later of the date of transfer or the second anniversary of the date of issue. The other preferred units will have the same terms as Enable's Series A Preferred Units except that unpaid distributions on the other preferred units will accrue from the date of their issuance on a cumulative basis until paid. Enable's Series A Preferred Units are convertible into common units by the holders of such units in certain circumstances. Payment of distributions on Enable's Series A Preferred Units, or on the common units issued following the conversion of such Series A Preferred Units, could impact its liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. Enable's obligations to the holders of Series A Preferred Units could also limit its ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on its financial condition.

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

As of February 1, 2017, subsidiaries of CenterPoint Energy and the Company held an aggregate of 136,983,998 common units and 207,855,430 subordinated units, and CenterPoint Energy holds 14,520,000 Series A Preferred Units. Upon a change of control, Enable's Series A Preferred Units are convertible into common units at the option of the holders of such units. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier under certain circumstances. In addition, Enable has agreed to provide CenterPoint Energy, the Company and ArcLight with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,667 MWs at December 31, 2016. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2016 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	9.4%		448
	2	1973	Steam-Turbine	Gas	14.7%		426
	3	1975	Steam-Turbine	Gas/Oil	22.3%		471	1,345
Muskogee	4	1977	Steam-Turbine	Coal	52.4%		508
	5	1978	Steam-Turbine	Coal	43.5%		497
	6	1984	Steam-Turbine	Coal	39.8%		522	1,527
Sooner	1	1979	Steam-Turbine	Coal	44.8%		521
	2	1980	Steam-Turbine	Coal	42.4%		520	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	10.5%		167
	7	1963	Combined Cycle	Gas/Oil	8.4%		214
	8	1969	Steam-Turbine	Gas	7.4%		405
	9	2000	Combustion-Turbine	Gas	18.6%		46
	10	2000	Combustion-Turbine	Gas	13.1%		46	878
Redbud (B)	1	2003	Combined Cycle	Gas	66.9%		155
	2	2003	Combined Cycle	Gas	65.0%		154
	3	2003	Combined Cycle	Gas	61.8%		155
	4	2003	Combined Cycle	Gas	66.7%		152	616
Mustang	3	1955	Steam-Turbine	Gas	6.6%		120
	4	1959	Steam-Turbine	Gas	12.6%		252
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	1.0%		28
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	1.1%		32	432
McClain (C)	1	2001	Combined Cycle	Gas	78.1%		379	379
Total Generating Capability (all stations, excluding wind stations)								6,218

Renewable						2016 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	38.7%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	31.9%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	36.0%	2.3	101
Total Generating Capability (wind stations)								449

(A)	2016 Capacity Factor = 2016 Net Actual Generation / (2016 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

During 2017, OG&E anticipates retiring units 3 and 4 located at the Mustang station.

At December 31, 2016, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.3 million kV-amps and 4,911 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.5 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 342 substations with a total capacity of 9.7 million kV-amps, 29,278 structure miles of overhead lines, 2,690 miles of underground conduit and 10,817 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 0.9 million kV-amps, 2,782 structure miles of overhead lines, 270 miles of underground conduit and 692 miles of underground conductors in Arkansas.

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
During the three years ended December 31, 2016, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $1.8 billion and gross retirements were $291.6 million.  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 17.0 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2016.

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

	Dividend Paid	Price
2016		High	Low
First Quarter	$0.2750	$28.74	$23.37
Second Quarter	0.2750	32.75	27.27
Third Quarter	0.2750	33.10	29.91
Fourth Quarter	0.3025	34.23	29.57
2015
First Quarter	$0.2500	$36.48	$30.82
Second Quarter	0.2500	33.21	28.28
Third Quarter	0.2500	31.52	26.44
Fourth Quarter	0.2750	29.40	24.15

At the Company's September 2016 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.3025 per share from $0.2750 per share effective in October 2016.

The number of record holders of the Company's Common Stock at December 31, 2016, was 15,610. The book value of the Company's Common Stock at December 31, 2016 was $17.26 per share.

Dividend Restrictions

Before the Company can pay any dividends on its common stock, the holders of any of its preferred stock that may be outstanding are entitled to receive their dividends at the respective rates as may be provided for the shares of their series.  Currently, there are no shares of preferred stock of the Company outstanding. Because the Company is a holding company and conducts all of its operations through its subsidiaries and equity affiliates, the Company's cash flow and ability to pay dividends is dependent on the earnings and cash flows of its subsidiaries and equity affiliate and the distribution or other payments of those earnings to the Company in the form of dividends or distributions, or in the form of repayments of loans or receipt of advances. The Company expects to derive principally all of the funds required by it to enable it to pay dividends on its common stock from dividends paid by OG&E, on OG&E's common stock. The Company may also utilize distributions paid by Enable to help fund its capital needs and support future dividend growth.  The Company's ability to receive dividends on OG&E's common stock is subject to the prior rights of the holders of any OG&E preferred stock that may be outstanding, any covenants of OG&E's certificate of incorporation and OG&E's debt instruments limiting the ability of OG&E to pay dividends and the ability of public utility commissions that regulate OG&E to effectively restrict the payment of dividends by OG&E.  The Company's ability to receive distributions on its limited partnership interest in Enable is subject to Enable's cash available for distribution, the terms of its limited partnership agreement, and the covenants of Enable's debt instruments limiting the ability of Enable to pay distributions. Enable's partnership agreement requires that it distribute all "available cash," as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter.

Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $452.8 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.9 billion of the Company’s retained earnings as of December 31, 2016 are unrestricted for the payment of dividends.

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $351.5 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.9 billion of OG&E’s retained earnings as of December 31, 2016 are unrestricted for the payment of dividends.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2016	2015	2014	2013	2012
SELECTED FINANCIAL DATA
(In millions, except per share data)

Results of Operations Data (A):
Operating revenues	$2,259.2	$2,196.9	$2,453.1	$2,867.7	$3,671.2
Cost of sales	880.1	865.0	1,106.6	1,428.9	1,918.7
Operating expenses	875.8	850.7	809.7	885.3	1,075.6
Operating income	503.3	481.2	536.8	553.5	676.9
Equity in earnings of unconsolidated affiliates	101.8	15.5	172.6	101.9	—
Allowance for equity funds used during construction	14.2	8.3	4.2	6.6	6.2
Other income	26.0	27.0	17.8	31.8	17.6
Other expense	16.9	14.3	14.4	22.2	16.5
Interest expense	142.1	149.0	148.4	147.5	164.1
Income tax expense	148.1	97.4	172.8	130.3	135.1
Net income	338.2	271.3	395.8	393.8	385.0
Less: Net income attributable to noncontrolling interests	—	—	—	6.2	30.0
Net income attributable to OGE Energy	$338.2	$271.3	$395.8	$387.6	$355.0
Basic earnings per average common share attributable to OGE Energy common shareholders	$1.69	$1.36	$1.99	$1.96	$1.80
Diluted earnings per average common share attributable to OGE Energy common shareholders	$1.69	$1.36	$1.98	$1.94	$1.79
Dividends declared per common share	$1.15500	$1.05000	$0.95000	$0.85125	$0.79750
Balance Sheet Data (at period end):
Property, plant and equipment, net	$7,696.2	$7,322.4	$6,979.9	$6,672.8	$8,344.8
Total assets (B)	$9,939.6	$9,580.6	$9,509.9	$9,120.5	$9,909.4
Long-term debt (B)	$2,630.5	$2,738.8	$2,737.4	$2,385.9	$2,835.8
Total stockholders' equity	$3,443.8	$3,326.0	$3,244.4	$3,037.1	$3,072.4
Capitalization Ratios (C)
Stockholders' equity	56.7%	54.7%	54.1%	55.9%	51.9%
Long-term debt	43.3%	45.3%	45.9%	44.1%	48.1%
Ratio of Earnings to Fixed Charges (D)
Ratio of earnings to fixed charges	4.41	4.12	4.49	3.98	3.94

(A)
In May 2013, Enable was formed to own and operate the midstream business of OGE Energy and CenterPoint. OGE Energy accounts for its interest in Enable using the equity method of accounting subsequent to the formation of Enable. Prior to May 1, 2013, OGE Energy consolidated the results of Enogex.

(B)
The amounts for 2015, 2014, 2013 and 2012 have been adjusted for the reclassification of $16.8, $17.9, $14.2 and $12.8, respectively, of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the 2016 presentation due to the adoption of ASU 2015-03.

(C)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries, and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

Enable was formed effective May 1, 2013 by the Company, the ArcLight group and CenterPoint to own and operate the midstream businesses of the Company and CenterPoint. In the formation transaction, the Company and the ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company began accounting for its interest in Enable using the equity method of accounting.

In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2016, the Company owned 111.0 million common units, or 25.7 percent, of Enable's outstanding common units. Of the Company's 111.0 million common units, 68.2 million units were subordinated. The subordination period began on the closing date of Enable’s initial public offering and will extend until the first business day following the distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. The Company anticipates that the subordination period will expire in August 2017 and will not impact future distributions that the Company receives from Enable.

Over the course of 2015 and continuing into early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. During 2016, those prices increased, but have not rebounded to the pre-2015 levels. Based on these recent commodity prices, Enable has seen changes in producer activity that have negatively impacted Enable's operations and financial position and could see additional changes in producer activity that may negatively impact Enable's operations and affect its future distribution rates. If commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted. A portion of our earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in this Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGL and crude oil prices. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

On February 10, 2017, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions."

OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

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

•	Having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze Rule requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

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

Summary of Operating Results
2016 compared to 2015. Net income was $338.2 million, or $1.69 per diluted share, in 2016 as compared to $271.3 million, or $1.36 per diluted share, in 2015. The increase in net income of $66.9 million, or 24.7 percent, or $0.33 per diluted share, in 2016 as compared to 2015 was primarily due to:

•
an increase in net income at OGE Holdings of $44.3 million, or $0.22 per diluted share of the Company's common stock, primarily due to the goodwill impairment adjustment at Enable in September 2015 partially offset by higher income tax expense due to higher pre-tax operating income and a change in state tax rates;

•
an increase in net income at OG&E of $15.2 million, or 5.7 percent, or $0.07 per diluted share of the Company's common stock, primarily due to an increase in gross margin related to warmer summer weather and increased wholesale transmission revenues and an increase in other income. Partially offsetting these items was an increase in other operation and maintenance expense, an increase in depreciation expense due to additional assets being placed in service and an increase in income tax expense; and

•
an increase in net income at OGE Energy of $7.4 million, or $0.04 per diluted share of the Company's common stock, primarily due to charges in 2015 associated with pre-construction expenditures for cancelled new office space to consolidate Oklahoma City personnel and a decrease in depreciation partially offset by an increase in interest expense.

2015 compared to 2014. Net income was $271.3 million, or $1.36 per diluted share, in 2015 as compared to $395.8 million, or $1.98 per diluted share, in 2014. The decrease in net income of $124.5 million, or 31.5 percent, or $0.62 per diluted share, in 2015 as compared to 2014 was primarily due to:

•
a decrease in net income at OGE Holdings of $92.9 million, or 90.8 percent, or $0.46 per diluted share of the Company's common stock, primarily due to the goodwill impairment adjustment at Enable in September 2015 and lower revenues driven by lower average natural gas and NGLs prices;

•
a decrease in net income at OG&E of $23.1 million, or 7.9 percent, or $0.11 per diluted share of the Company's common stock, primarily due to an increase in depreciation expense due to additional assets being placed in service in 2015, and a decrease in gross margin related to milder weather and decreased wholesale transmission revenues. Partially offsetting these items was an increase in customer growth, an increase in other income and an increase in allowance for equity funds used during construction; and

•
a decrease in net income at OGE Energy of $8.5 million, or $0.05 per diluted share of the Company's common stock, primarily due to charges associated with pre-construction expenditures for new office space to consolidate Oklahoma City personnel.

A more detailed discussion regarding the financial performance of OG&E and the Natural Gas Midstream Operations can be found under "Results of Operations" below.

2017 Outlook

Key assumptions for 2017 include:

OG&E

The Company projects OG&E to earn approximately $316 million to $340 million or $1.58 to $1.70 per average diluted share in 2017 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	new rates take effect in Oklahoma and Arkansas in 2017;

•	gross margin on revenues of approximately $1.470 billion to $1.485 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	approximately $110 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	operating expenses of approximately $896 million to $917 million, with operation and maintenance expenses comprising 54 percent of the total;

•
interest expense of approximately $147 million which assumes a $15 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt issuance of $300 million in the first half of 2017;

•	other income of approximately $60 million including approximately $34 million of allowance for equity funds used during construction;

•	recovery of $8 million of expiring production tax credits or $0.04 per average diluted share;

•	an effective tax rate of approximately 32 percent;

•
assumes revenue of approximately $23 million or net income of approximately $14 million or $0.07 per average diluted share for rates implemented on July 1, 2016 through December 31, 2016 based on the findings in the ALJ's report associated with the Oklahoma General Rate Case and based on 9.87 percent return on equity; and

•	every 10 basis point change in the allowed Oklahoma return on equity equates to a change of approximately $3.6 million in revenue.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Enogex Holdings LLC

The Company projects the earnings contribution from its ownership interest in Enable Midstream to be approximately $70 million to $78 million or $0.35 to $0.39 per average diluted share and receive approximately $140 million in cash distributions.

Consolidated OGE

The Company’s 2017 earnings guidance is between approximately $386 million and $418 million of net income, or $1.93 to $2.09 per average diluted share and is based on the following assumptions:

•	approximately 200 million average diluted shares outstanding; and

•	an effective tax rate of approximately 33 percent.

OG&E's Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. For a reconciliation of gross margin to revenue for the years ended December 31, 2016, 2015 and 2014, see OG&E (Electric Utility) Results of Operations below.

Detailed below is a reconciliation of gross margin to revenue included in the 2017 Outlook.

Reconciliation of Gross Margin to Revenue
Year Ended December 31, (Dollars in Millions)	2017 (A)
Operating revenues	$2,088
Cost of sales	610
Gross margin	$1,478

(A)	Based on the midpoint of OG&E earnings guidance for 2017.

Enable's Non-GAAP Financial Measures

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that they charge their customers and the sales price of natural gas and NGLs that they sell. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that they purchase. Enable deducts the cost of natural gas and NGLs from total revenue to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 and the Company's consolidated financial position at December 31, 2016 and 2015.  The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Year Ended December 31,
(In millions except per share data)	2016	2015	2014
Net income	$338.2	$271.3	$395.8
Basic average common shares outstanding	199.7	199.6	199.2
Diluted average common shares outstanding	199.9	199.6	199.9
Basic earnings per average common share	$1.69	$1.36	$1.99
Diluted earnings per average common share	$1.69	$1.36	$1.98
Dividends declared per common share	$1.15500	$1.05000	$0.95000

Results by Business Segment

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income (loss)
OG&E (Electric Utility)	$284.1	$268.9	$292.0
OGE Holdings (Natural Gas Midstream Operations) (A)	53.7	9.4	102.3
Other Operations (B)	0.4	(7.0)	1.5
Consolidated net income	$338.2	$271.3	$395.8

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

OG&E (Electric Utility)

Year ended December 31 (Dollars in millions)	2016	2015	2014
Operating revenues	$2,259.2	$2,196.9	$2,453.1
Cost of sales	880.1	865.0	1,106.6
Other operation and maintenance	469.8	444.5	453.2
Depreciation and amortization	316.4	299.9	270.8
Taxes other than income	84.0	87.1	84.5
Operating income	508.9	500.4	538.0
Allowance for equity funds used during construction	14.2	8.3	4.2
Other income	16.4	13.3	4.8
Other expense	2.9	1.6	1.9
Interest expense	138.1	146.7	141.5
Income tax expense	114.4	104.8	111.6
Net income	$284.1	$268.9	$292.0
Operating revenues by classification
Residential	$951.9	$896.5	$925.5
Commercial	573.7	535.0	583.3
Industrial	194.6	190.6	224.5
Oilfield	156.9	162.8	188.3
Public authorities and street light	204.3	194.2	220.3
Sales for resale	0.3	21.7	52.9
System sales revenues	2,081.7	2,000.8	2,194.8
Provision for rate refund	(33.6)	—	—
Integrated market	49.3	48.6	94.1
Other	161.8	147.5	164.2
Total operating revenues	$2,259.2	$2,196.9	$2,453.1
Reconciliation of gross margin to revenue:
Operating revenues	$2,259.2	$2,196.9	$2,453.1
Cost of sales	880.1	865.0	1,106.6
Gross margin	$1,379.1	$1,331.9	$1,346.5
MWh sales by classification (In millions)
Residential	9.3	9.2	9.4
Commercial	7.6	7.4	7.2
Industrial	3.6	3.6	3.8
Oilfield	3.2	3.4	3.4
Public authorities and street light	3.2	3.1	3.2
Sales for resale	—	0.5	1.0
System sales	26.9	27.2	28.0
Integrated market	3.0	1.7	2.2
Total sales	29.9	28.9	30.2
Number of customers	833,582	824,776	814,982
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.488	2.529	4.506
Coal	2.213	2.187	2.152
Total fuel	2.199	2.196	2.752
Total fuel and purchased power	2.842	2.874	3.493
Degree days (A)
Heating - Actual	2,800	3,038	3,569
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,247	2,071	2,114
Cooling - Normal	2,092	2,092	2,092

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

2016 compared to 2015. OG&E's net income increased $15.2 million, or 5.7 percent, in 2016 as compared to 2015 primarily due to an increase in gross margin related to warmer summer weather and increased transmission revenues and an increase in other income partially offset by increases in other operation and maintenance expense, depreciation expense and income tax expense.
Operating revenues were $2,259.2 million in 2016 as compared to $2,196.9 million in 2015, an increase of $62.3 million, or 2.8 percent. Cost of sales were $880.1 million in 2016 as compared to $865.0 million in 2015, an increase of $15.1 million, or 1.7 percent. Gross margin was $1,379.1 million in 2016 as compared to $1,331.9 million in 2015, an increase of $47.2 million, or 3.5 percent. The below factors contributed to the change in gross margin:

(In millions)	$ Change
Interim rate increase - Oklahoma (A)	$39.0
Reserve for rate refund (A)	(33.7)
Wholesale transmission revenue (B)	20.3
Price variance (C)	18.1
Quantity variance (primarily weather)	13.1
New customer growth	3.2
Non-residential demand and related revenues	0.6
Other	(3.7)
Expiration of AVEC contract (D)	(9.7)
Change in gross margin	$47.2

(A)
As discussed in Note 14, on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)
Increased primarily due to the SPP's settlement of revenue credits related to the Windspeed Transmission line for the years 2008 through August 2016. Other increases include a recovery of the base plan projects in the SPP formula rate for 2015 and 2016.

(C)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(D)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $470.7 million in 2016 as compared to $458.5 million in 2015, an increase of $12.2 million, or 2.7 percent, primarily due to higher volumes of natural gas used partially offset by lower natural gas prices. In 2016, OG&E's fuel mix was 48.0 percent coal, 45.3 percent natural gas and 6.7 percent wind. In 2015, OG&E's fuel mix was 49.0 percent coal, 44.0 percent natural gas and seven percent wind. Purchased power costs were $350.3 million in 2016 as compared to $362.6 million in 2015, a decrease of $12.3 million, or 3.4 percent, primarily due to a decrease in purchases from the SPP. Transmission related charges were $59.1 million in 2016 as compared to $43.9 million in 2015, an increase of $15.2 million, or 34.6 percent, primarily due to higher SPP charges for the base plan projects of other utilities and SPP charges for the Windspeed Transmission line for the years 2008 through August 2016.

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. The OCC and the APSC have the authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

Operating Expenses

Other operation and maintenance expense was $469.8 million in 2016 as compared to $444.5 million in 2015, an increase of $25.3 million, or 5.7 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	$ Change
Salaries and wages (A)	$10.4
Contract professional services (B)	8.7
Corporate allocations and overheads (C)	8.1
Other	(1.9)
Change in other operation and maintenance expense	$25.3

(A)	Increased primarily due to increases in incentive compensation, pension expense, annual salaries and medical/dental expense partially offset by a decrease in overtime.

(B)	Increased primarily due to increased consulting costs associated with demand side management programs.

(C)	Increased primarily due to additional direct support in information technology, facility direct support, strategy and marketing support.

Depreciation and amortization expense was $316.4 million in 2016 as compared to $299.9 million in 2015, an increase of $16.5 million, or 5.5 percent, primarily due to additional assets being placed in service and amortization of deferred storm costs.

Taxes other than income taxes was $84.0 million in 2016 as compared to $87.1 million in 2015, a decrease of $3.1 million, or 3.6 percent, due to increased capitalization of ad valorem taxes primarily associated with environmental projects.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $14.2 million in 2016 as compared to $8.3 million in 2015, an increase of $5.9 million, or 71.1 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $16.4 million in 2016 as compared to $13.3 million in 2015, an increase of $3.1 million, or 23.3 percent, primarily due to an increase in the tax gross up related to higher allowance for equity funds used during construction and an increase in interest income related to riders partially offset by decreased guaranteed flat bill margins.

Other Expense. Other expense was $2.9 million in 2016 as compared to $1.6 million in 2015, an increase of $1.3 million, or 81.3 percent, primarily due to increased other miscellaneous expenses, increased charitable donations during 2016 and an increase in consulting services.

Interest Expense. Interest expense was $138.1 million in 2016 compared to $146.7 million in 2015, a decrease of $8.6 million, or 5.9 percent, primarily due to the retirement of senior notes in January 2016, partially offset by increased allowance for borrowed funds used during construction, primarily associated with environmental projects.

Income Tax Expense. Income tax expense was $114.4 million in 2016 as compared to $104.8 million in 2015, an increase of $9.6 million, or 9.2 percent, primarily due to higher pre-tax operating income in addition to lower renewable energy credits.

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

(In millions)	$ Change
Quantity variance (primarily weather) (A)	$(25.8)
Wholesale transmission revenue (B)	(19.8)
Expiration of AVEC contract (C)	(11.5)
Industrial and oilfield sales	(4.5)
Other	2.1
Non-residential demand and related revenues	3.7
Price Variance (D)	19.8
New customer growth	21.4
Change in gross margin	$(14.6)

(A)	The overall cooling degree days decreased two percent in 2015 compared to 2014 with August decreasing by 14.0 percent.

(B)	Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a reduction in the point-to-point credits shared with retail customers.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

(D)	Increased primarily due to sales and customer mix.

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

Operating Expenses

Other operation and maintenance expense was $444.5 million in 2015 as compared to $453.2 million in 2014, a decrease of $8.7 million, or 1.9 percent. The below factors contributed to the change in other operation and maintenance expense:

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

Other Income. Other income was $13.3 million in 2015 as compared to $4.8 million in 2014, an increase of $8.5 million, primarily due to increased guaranteed flat bill margins and an increase in the tax gross up related to higher allowance for funds used during construction.

Income Tax Expense. Income tax expense was $104.8 million in 2015 as compared to $111.6 million in 2014, a decrease of $6.8 million, or 6.1 percent, primarily due to lower pretax income partially offset by a reduction in Federal tax credits.

OGE Holdings (Natural Gas Midstream Operations)

	Year Ended December 31,
(In millions)	2016	2015	2014
Operating revenues	$—	$—	$—
Cost of sales	—	—	—
Other operation and maintenance	7.7	7.5	1.2
Depreciation and amortization	—	—	—
Taxes other than income	—	—	—
Operating income (loss)	(7.7)	(7.5)	(1.2)
Equity in earnings of unconsolidated affiliates (A)	101.8	15.5	172.6
Other income	0.1	0.4	—
Income before taxes	94.2	8.4	171.4
Income tax expense (benefit)	40.5	(1.0)	69.1
Net income attributable to OGE Holdings	$53.7	$9.4	$102.3

(A)
The Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of the goodwill impairment, as adjusted for the basis difference. See Note 3 for further discussion of Enable's goodwill impairment.

Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's investment in Enogex and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $743.7 million as of December 31, 2016. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2015 to December 31, 2016.

(In millions)
Basis difference as of December 31, 2015	$783.5
Dilution and impairments associated with OGE Energy’s basis difference	(11.3)
Amortization of basis difference	(11.6)
Elimination of Enable fair value step up	(16.9)
Basis difference as of December 31, 2016	$743.7

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(In millions)	2016	2015
Enable net income (loss)	$289.5	$(752.0)
Distributions senior to limited partners	(9.1)	—
Differences due to timing of OGE Energy and Enable accounting close	(12.1)	12.1
Enable net income (loss) used to calculate OGE Energy's equity in earnings	$268.3	$(739.9)
OGE Energy’s percent ownership at year end	25.7%	26.3%
OGE Energy’s portion of Enable net income (loss)	$70.7	$(194.4)
Impairments recognized by Enable associated with OGE Energy’s basis differences	2.6	178.4
OGE Energy's share of Enable net income (loss)	73.3	(16.0)
Amortization of basis difference	11.6	13.5
Elimination of Enable fair value step up	16.9	18.0
Equity in earnings of unconsolidated affiliates	$101.8	$15.5

Enable Results of Operations

The following tables represents summarized financial information of Enable for 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Operating revenues	$2,272	$2,418	$3,367
Cost of natural gas and natural gas liquids	1,017	1,097	1,914
Operating income (loss)	385	(712)	586
Net income (loss)	$290	$(752)	$530

	Year Ended December 31,
	2016	2015	2014
Gathered volumes - TBtu/d	3.13	3.14	3.34
Transportation volumes - TBtu/d	4.88	4.97	4.95
Natural gas processed volumes - TBtu/d	1.80	1.78	1.56
NGLs sold - million gallons/d (A)(B)	78.16	75.55	68.67

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

OGE Holdings' earnings before taxes increased $85.8 million for the year ended December 31, 2016 as compared to the same period of 2015 primarily due to an increase in equity in earnings of Enable of $86.3 million. This increase in the Company's equity in earnings of Enable was attributable primarily to an increase in Enable's operating income, which increased $1.097 billion during the year ended December 31, 2016 as compared to 2015. This increase was primarily due to goodwill and asset impairments recorded by Enable in 2015 of $1.125 billion. In addition to the $108.4 million goodwill impairment that the Company recognized during 2015, other factors that contributed to the increase in Enable's operating income and their impact on the Company's equity in earnings of Enable included a decrease in operation and maintenance expense that includes administrative expense of $56.0 million that increased the Company's equity in earnings of Enable by approximately $15.0 million and was partially offset by a decrease in Enable's gross margin of $66.0 million that decreased the Company's equity in earnings of Enable by $17.0 million.

Enable's gathering and processing business segment reported an increase in operating income of $499 million. Goodwill and asset impairments recorded in 2015 positively impacted operating income by $534 million in 2016. Absent the impact of such impairment, operating income decreased $35 million due primarily to a reduction in gross margin of $33 million that decreased the Company's equity in earnings of Enable by $9 million and an increase in depreciation and amortization expense of $17 million that decreased the Company's equity in earnings of Enable by approximately $4 million. Partially offsetting the impact of decreased gross margin and increased depreciation and amortization, there was a decrease of $17 million in operation and maintenance expenses that increased the Company's equity in earnings of Enable by $4 million. Gathering and processing gross margin decreased primarily due to lower commodity prices and a decrease due to one-time project reimbursements partially offset by increased volumes in the Williston basin, increased billings under minimum volume commitments, higher rates on fee-based gathering services and an increase in the imbalance receivable associated with the annual fuel rate determination.

Enable's transportation and storage segment reported an increase in operating income of $601 million. Goodwill and asset impairments recorded in 2015 represented $591 million of this increase. In addition, a decrease of $39 million in operation and maintenance expense increased the Company's equity in earnings of Enable by $10 million. Partially offsetting these increases was a decrease in gross margin of $29 million that decreased the Company's equity in earnings of Enable by $8 million, primarily due to lower margin on unrealized natural gas derivatives, lower system management activities and lower firm transportation revenues partially offset by an increase in gross margin from transportation services for local distribution companies.

Over the course of 2015 and continuing into 2016, natural gas and crude oil prices have dropped to their lowest levels in over 10 years. Should lower commodity prices persist, or should commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted.

Income Tax Expense. Income tax expense was $40.5 million in 2016 as compared to a benefit of $1.0 million in 2015, an increase in expense of $41.5 million primarily due to higher pre-tax operating income and a state deferred tax revaluation resulting from a change in state tax rates.

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

OGE Holdings' earnings before taxes decreased $163.0 million, or 95.1 percent, for the year ended December 31, 2015 as compared to the same period of 2014 primarily due to a decrease in equity in earnings of Enable of $157.1 million. This decrease in the Company’s equity in earnings of Enable was attributable primarily to a reduction in Enable’s operating income, which decreased $1.298 billion during the year ended December 31, 2015 as compared to the same period of 2014. Goodwill and asset impairments represented $1.126 billion of such $1.298 billion decrease. In addition to the $108.4 million goodwill impairment that the Company recognized during 2015, other factors that contributed to the decrease in Enable’s operating income and their impact on the Company’s equity in earnings of Enable included (i) a decrease in Enable’s gross margin of $132 million that decreased the Company’s equity in earnings of Enable by approximately $35 million, (ii) an increase in depreciation and amortization expense of $42 million that decreased the Company’s equity in earnings of Enable by approximately $11 million and (iii) an increase in taxes other than income taxes of $3 million that decreased the Company’s equity in earnings of Enable by approximately $1 million.

Enable's gathering and processing business segment reported a decrease in operating income of $655 million, of which $535 million related to goodwill and asset impairments. The balance of this decrease, $120 million, was primarily from (i) a decrease in gross margin of $84 million that decreased the Company’s equity in earnings of Enable by approximately $22 million, (ii) an increase in depreciation and amortization expense of $35 million that decreased the Company’s equity in earnings of Enable by approximately $9 million, and (iii) an increase in taxes other than income taxes of $5 million that decreased the Company’s equity in earnings of Enable by approximately $1 million. Gathering and processing gross margin decreased primarily due to lower commodity prices partially offset by increased volumes in the Anadarko and Williston basins.

Enable’s transportation and storage segment reported a decrease in operating income of $643 million of which $591 million related to goodwill and asset impairments. The balance of this decrease $52 million, was primarily from (i) a decrease in gross margin of $49 million that decreased the Company’s equity in earnings of Enable by approximately $13 million, primarily due to lower margin on unrealized natural gas derivatives, a decrease in sales of NGLs due to lower prices, lower firm transportation revenues, a decrease in storage demand fees as well as lower rates on transportation services for local distribution companies and (ii) increased depreciation expenses of $7 million that decreased the Company’s equity in earnings of Enable by approximately $2 million. These decreases were partially offset by higher margin related to realized gains on system optimization activities and increased margin from higher rates on off-system transportation services.

Income Tax Expense. Income tax benefit was $1.0 million in 2015 as compared to an expense of $69.1 million in 2014, a decrease in expense of $70.1 million primarily due to lower pre-tax operating income, a benefit recognized associated with a remeasurement of deferred taxes related to the Company's investment in Enable and the impact of the goodwill impairment on Enable.

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering approximately 1,250 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.3 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

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

Cash and Cash Equivalents. There was a balance of $0.3 million in Cash and Cash Equivalents at December 31, 2016 compared to a balance of $75.2 million at December 31, 2015, a decrease of $74.9 million, primarily due to the use of cash and payment of long-term debt of $110.0 million that matured in January 2016.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $235.2 million and $228.3 million at December 31, 2016 and 2015, respectively, an increase of $6.9 million, or 3.0 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage in December 2016 compared to December 2015.

Fuel Inventories. The balance of Fuel Inventories was $79.8 million and $113.8 million at December 31, 2016 and 2015, respectively, a decrease of $34.0 million, or 29.9 percent, primarily due to lower coal inventory balances resulting from increased production from coal plants in 2016 and lower average prices.

Fuel Clause Recoveries. The Fuel Clause balance was an under recovery of $51.3 million at December 31, 2016 compared to an over recovery of $61.3 million at December 31, 2015, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets. The balance of Other Current Assets was $81.8 million and $55.6 million at December 31, 2016 and 2015, respectively, an increase of $26.2 million, or 47.1 percent, primarily due to lower revenue collections from customers associated with various rate riders.

Short-Term Debt. The balance of Short-term Debt was $236.2 million at December 31, 2016 compared to no balance at December 31, 2015. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable. The balance of Accounts Payable was $205.4 million and $262.5 million at December 31, 2016 and 2015, respectively, a decrease of $57.1 million, or 21.8 percent, primarily due to a decrease in accruals and the timing of vendor payments partially offset by an increase in fuel and purchased power expense.

Accrued Taxes. The balance of Accrued Taxes was $41.3 million and $45.9 million at December 31, 2016 and 2015, respectively, a decrease of $4.6 million, or 10.0 percent, due to tax payments of $82.8 million partially offset by accruals of $77.1 million and an increase of $1.1 million due to net state income tax accruals.

Accrued Compensation. The balance of Accrued Compensation was $45.1 million and $54.4 million at December 31, 2016 and 2015, respectively, a decrease of $9.3 million, or 17.1 percent, primarily resulting from the payout of 2015 retirement benefits that were paid, labor accrued but not paid and forfeited vacation partially offset by an increase in accrued incentive compensation.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $224.7 million and $110.0 million at December 31, 2016 and 2015, respectively, an increase of $114.7 million, primarily due to long-term debt that matured in January 2016 and the reclassification of long-term debt that will mature July 2017 and the reclassification of long-term debt that will mature in November 2017.

Other Current Liabilities. The balance of Other Current Liabilities was $96.0 million and $43.9 million at December 31, 2016 and 2015, respectively, an increase of $52.1 million, primarily due to revenue that has been collected from customers but is reserved and subject to refund until the Company receives a rate case order from the OCC and the SPP credits that will be returned to customers.

Cash Flows

				2016 vs. 2015		2015 vs. 2014
Year ended December 31 (In millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$644.6	$865.4	$721.6	$(220.8)	(25.5)%	$143.8	19.9%
Net cash used in investing activities	(620.4)	(500.1)	(559.1)	(120.3)	24.1%	59.0	(10.6)%
Net cash used in financing activities	(99.1)	(295.6)	(163.8)	196.5	(66.5)%	(131.8)	80.5%

Operating Activities

The decrease of $220.8 million, or 25.5 percent, in net cash provided from operating activities in 2016 as compared to 2015 was primarily due to a return of cash from fuel over recoveries to customers at OG&E.

The increase of $143.8 million, or 19.9 percent, in net cash provided from operating activities in 2015 as compared to 2014 was primarily due to an increase in cash received from fuel recoveries at OG&E and less cash paid to vendors, partially offset by Enable distributions classified as a return of capital in investing activities.

Investing Activities

The increase of $120.3 million, or 24.1 percent, in net cash used in investing activities in 2016 as compared to 2015 was primarily due to an increase in capital expenditures related to environmental projects at OG&E.

The decrease of $59.0 million, or 10.6 percent, in net cash used in investing activities in 2015 as compared to 2014 was primarily due to an increase in investments related to return of capital from Enable and a decrease in capital expenditures related to transmission projects completed in 2014 partially offset by an increase in capital expenditures related to environmental projects at OG&E.

Financing Activities

The decrease of $196.5 million, or 66.5 percent, in net cash used in financing activities in 2016 as compared to 2015 was primarily due to an increase in short-term debt partially offset by the payment of $110.0 million in long-term debt during the first quarter of 2016.

The increase of $131.8 million, or 80.5 percent, in net cash used in financing activities in 2015 as compared to 2014 was primarily due to the issuance of long-term debt during 2014 and an increase in dividends paid in 2015, which was partially offset by a decrease in short-term debt and the payment of $240.0 million in long-term debt during the third quarter of 2014.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2017 through 2021 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2017	2018	2019	2020	2021
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	195	175	175	175	175
OG&E Base Generation	40	75	75	75	75
OG&E Other	35	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	305	305	305	305	305
OG&E Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	155	20	—	—	—
Total Transmission Projects	205	40	20	20	20
Other Projects:
Solar	20	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	170	35	—	—	—
Environmental - natural gas conversion (D)	20	25	25	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	440	195	45	—	—
Total Known and Committed Non-Base Projects	645	235	65	20	20
Total	$950	$540	$370	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$185	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding Regional Haze Rule and OG&E’s ECP can be found in Note 14 and under "Environmental Laws and Regulations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets will be evaluated based upon their impact upon achieving the Company's financial objectives.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2016.  See the Company's Consolidated Statements of Capitalization and Note 13 for additional information.

(In millions)	2017	2018-2019	2020-2021	After 2021	Total
Maturities of long-term debt (A)	$225.2	$500.2	$0.2	$1,929.7	$2,655.3
Operating lease obligations
Railcars	2.7	22.7	—	—	25.4
Wind farm land leases	2.5	5.0	5.8	43.5	56.8
Noncancellable operating lease	0.8	0.7	—	—	1.5
Total operating lease obligations	6.0	28.4	5.8	43.5	83.7
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	77.1	140.4	105.7	48.8	372.0
Expected cogeneration energy payments	37.7	76.4	85.1	49.9	249.1
Minimum fuel purchase commitments	236.2	85.5	49.2	407.2	778.1
Expected wind purchase commitments	59.0	114.5	114.6	583.5	871.6
Long-term service agreement commitments	2.2	50.6	4.8	120.6	178.2
Mustang Modernization expenditures	130.4	21.9	—	—	152.3
Environmental compliance plan expenditures	169.2	71.9	0.2	—	241.3
Total other purchase obligations and commitments	711.8	561.2	359.6	1,210.0	2,842.6
Total contractual obligations	943.0	1,089.8	365.6	3,183.2	5,581.6
Amounts recoverable through fuel adjustment clause (B)	(335.6)	(299.1)	(248.9)	(1,040.6)	(1,924.2)
Total contractual obligations, net	$607.4	$790.7	$116.7	$2,142.6	$3,657.4

(A)
Maturities of the Company's long-term debt during the next five years consist of $225.2 million, $250.1 million, $250.1 million, $0.1 million and $0.1 million in years 2017, 2018, 2019, 2020 and 2021, respectively.

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

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown above) and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses.  Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted above may increase capital requirements, such costs are recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations.  The fuel adjustment clauses are subject to periodic review by the OCC and the APSC.

Pension and Postretirement Benefit Plans

At December 31, 2016, 39.8 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. treasury notes and bonds as presented in Note 11. During 2016, actual returns on the Pension Plan were $48.0 million, slightly higher than the expected return on plan assets of $41.5 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, remained unchanged. The level of funding is dependent on returns on plan assets and future discount rates. During 2016, the Company made a $20.0 million contribution to its Pension Plan. During 2015, the Company did not make any contributions to its Pension Plan. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2017. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2016 and 2015. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheets.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2016	2015	2016	2015	2016	2015
Benefit obligations	$672.2	$680.0	$7.0	$25.1	$215.9	$225.3
Fair value of plan assets	595.9	581.7	—	—	53.1	55.3
Funded status at end of year	$(76.3)	$(98.3)	$(7.0)	$(25.1)	$(162.8)	$(170.0)

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the quarter ended June 30, 2016, the Company experienced a settlement of its Supplemental Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, the Company recorded pension settlement charges of $8.6 million during 2016. During 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $16.2 million in the third quarter of 2015 and $5.5 million in the fourth quarter of 2015. The pension settlement charges did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. The Company's financial objective includes dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities. At the Company's September 2016 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.30250 per share from $0.27500 per share effective in October 2016.
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

2016 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $770.3 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $82.6 million resulting in total net capital requirements and contractual obligations of $852.9 million in 2016, of which $135.8 million was to comply with environmental regulations.  This compares to net capital requirements of $548.0 million and net contractual obligations of $85.6 million totaling $633.6 million in 2015, of which $130.6 million was to comply with environmental regulations.

In 2016, the Company's sources of capital were cash generated from operations, proceeds from the issuance of short-term debt, and distributions from Enable. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

The Dodd-Frank Act

Derivative instruments have been used at times in managing OG&E's commodity price exposure. The Dodd-Frank Act, among other things, provides for regulation by the Commodity Futures Trading Commission of certain commodity-related contracts. Although OG&E qualifies for an end-user exception from mandatory clearing of commodity-related swaps, these regulations could affect the ability of OG&E to participate in these markets and could add additional regulatory oversight over its contracting activities.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has revolving credit facilities totaling in the aggregate $1,150.0 million. These bank facilities can also be used as letter of credit facilities.  As of December 31, 2016, the Company had $236.2 million in short-term debt compared to no balance at December 31, 2015. The average balance of short-term debt in 2016 was $216.7 million at a weighted-average interest rate of 0.79 percent. The maximum month-end balance of short-term debt in 2016 was $355.6 million. At December 31, 2016, the Company had $912.0 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.  At December 31, 2016, the Company had $0.3 million in cash and cash equivalents.  See Note 10 for a discussion of the Company's short-term debt activity.

In December 2011, the Company and OG&E entered into unsecured revolving credit agreements in the aggregate of $1,150.0 million ($750.0 million for the Company and $400.0 million for OG&E) which expire in December 2018. The Company and OG&E expect to replace the existing agreements with new revolving credit agreements during 2017, under terms and conditions generally similar to the existing agreements.

Expected Issuance of Long-Term Debt

OG&E expects to issue $300.0 million of long-term debt during the first half of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

Common Stock
The Company does not expect to issue any common stock in 2017 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 8 for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, Enable made distributions of $141.2 million, $139.3 million and $143.7 million, to the Company during the years ended December 31, 2016, 2015 and 2014, respectively. On June 22, 2016, Enable's Limited Partnership Agreement was amended to change the last permitted distribution date from 45 days to 60 days after the close of each quarter. Enable's General Partner Agreement was amended to change the distribution deadline from 50 days after the close of each quarter to five days following distributions by Enable.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's Audit Committee. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1.

Pension and Postretirement Benefit Plans

The Company has a Pension Plan that covers a significant amount of the Company's employees hired before December 1, 2009. Effective December 1, 2009, the Company's Pension Plan is no longer being offered to employees hired on or after December 1, 2009.  The Company also has defined benefit postretirement plans that cover a significant amount of its employees.  Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized.  The Pension Plan rate assumptions are shown in Note 11.  The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio.  The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid.  The level of funding is dependent on returns on plan assets and future discount rates.  Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.  The following table indicates the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.0 million
Discount rate	+/- 0.25 percent	+/- $14.8 million
Contributions	+/- $10 million	+/- $10.0 million

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
Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2016, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.4 million.  At December 31, 2016 and 2015, Accrued Unbilled Revenues were $59.7 million and $53.5 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2016, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million.    The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance

Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million and $1.4 million at December 31, 2016 and 2015, respectively.

Accounting Pronouncements
See Note 2 for discussion of current accounting pronouncements that are applicable to the Company.
Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.  See Notes 13 and 14 and Item 3 of Part I in this Form 10-K for a discussion of the Company's commitments and contingencies.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be $241.3 million, of which $221.9 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be approximately $180.8 million, of which $161.6 million is for capital expenditures. The amounts for OG&E above include capital expenditures for low NOX burners, Dry Scrubbers and gas conversions.

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

Regional Haze Control Measures

The EPA's 2005 Regional Haze Rule is intended to protect visibility in certain national parks and wilderness areas throughout the United States that may be impacted by air pollutant emissions. On December 28, 2011, the EPA issued a final Regional Haze

Rule for Oklahoma which adopted a FIP for SO2 emissions at Sooner Units 1 and 2 and Muskogee Units 4 and 5. The FIP compliance date is now January 4, 2019 as a result of the appeal filed by OG&E and others.

OG&E's current strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 14, the OCC has approved the Company's decision to install Dry Scrubbers at the Sooner units. As of December 31, 2016, OG&E has incurred $208.7 million of construction work in progress on the Dry Scrubbers.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required several states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of December 31, 2016, OG&E has installed six low NOX burner systems on two Muskogee units, two Sooner units and two Seminole units and is in compliance. Installation of the final low NOX burner system is scheduled during the first quarter of 2017 on the remaining Seminole unit.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and will take effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E’s coal and gas facilities by 47 percent combined. On December 23, 2016, OG&E filed a petition for reconsideration of the 2016 rule with the EPA. OG&E is asking the agency to reconsider the methodology used to calculate state ozone-season emissions budgets. OG&E's petition, along with petitions for reconsideration filed by various other parties, is currently pending. Also on December 23, 2016, OG&E filed a petition for review of the 2016 rule in the Unites States Court of Appeals for the District of Columbia Circuit, asking the court to set aside the rule on the grounds that it is arbitrary, capricious, an abuse of the EPA's discretion and not otherwise in accordance with the law. OG&E's case has been consolidated with several other petitions for review, all of which are currently pending.

Due to the pending litigation and administrative proceedings, the ultimate timing and impact of the 2016 CSAPR update rule on our operations cannot be determined with certainty at this time. However, the Company does not anticipate additional capital expenditures beyond what has already been disclosed, and does not expect that the reduced emissions cap, if upheld, will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. The Company believes that it complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E. Nonetheless, there is continuing litigation, to which the Company is not a party, challenging whether the EPA had statutory authority to issue the MATS rule.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2016, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

The EPA proposed to designate part of Muskogee County in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being February 27, 2017. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to the Company's financial results.

On September 30, 2015 the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb, set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA.

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

If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases on the Company's facilities, this could result in significant additional compliance costs that would affect the Company’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Several states outside the area where the Company operates have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.

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

A number of states, including Oklahoma, filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. The Company is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in "Pending Regulatory Matters," OG&E has filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown, and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIP of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The ODEQ submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

In 2014, the Company enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision. On July 19, 2016, the U.S. Fish and Wildlife Service issued a final rule to amend its regulations to remove the lesser prairie chicken from the list of threatened species under the Endangered Species Act. On September 8, 2016, WildEarth Guardians, Defenders of Wildlife and the Center for Biological Diversity filed a petition with the U.S. Fish and Wildlife Services to list the lesser prairie chicken as "endangered" under the Endangered Species Act. On November 30, 2016, the U.S. Fish and Wildlife Services published a notice in the Federal Register announcing its finding that the September 2016 petition presents information indicating that listing of the lesser prairie-chicken may be warranted. The agency has initiated a 12-month status review. OG&E will continue to monitor the progress of the petition.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the Dry Scrubber systems. The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under the "Pending Regulatory Matters" section of "Notes to Consolidated Financial Statements" of Part II, Item 8 of this Form 10-K.

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

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2016, the Company obtained refunds of $1.9 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 13.

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

 Interest Rate Risk

The Company's exposure to changes in interest rates primarily relates to short-term variable-rate debt and commercial paper.  The Company manages its interest rate exposure by monitoring and limiting the effects of market changes in interest rates.  The Company may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.  Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio, but the Company has no intent at this time to utilize interest rate derivatives.

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

Year ended December 31 (Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total	12/31/16 Fair Value
Fixed-rate debt (A)
Principal amount	$125.2	$250.1	$250.1	$0.1	$0.1	$1,794.3	$2,419.9	$2,668.5
Weighted-average interest rate	6.50%	6.35%	8.25%	3.01%	3.01%	5.19%	5.70%
Variable-rate debt (B)
Principal amount	$100.0	$—	$—	$—	$—	$135.4	$235.4	$235.3
Weighted-average interest rate	1.47%	—%	—%	—%	—%	0.76%	1.06%

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

Item 8.  Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In millions except per share data)	2016	2015	2014
OPERATING REVENUES	$2,259.2	$2,196.9	$2,453.1
COST OF SALES	880.1	865.0	1,106.6
OPERATING EXPENSES
Other operation and maintenance	465.6	451.6	439.6
Depreciation and amortization	322.6	307.9	281.4
Taxes other than income	87.6	91.2	88.7
Total operating expenses	875.8	850.7	809.7
OPERATING INCOME	503.3	481.2	536.8
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	101.8	15.5	172.6
Allowance for equity funds used during construction	14.2	8.3	4.2
Other income	26.0	27.0	17.8
Other expense	(16.9)	(14.3)	(14.4)
Net other income (expense)	125.1	36.5	180.2
INTEREST EXPENSE
Interest on long-term debt	143.2	147.8	144.6
Allowance for borrowed funds used during construction	(7.5)	(4.2)	(2.4)
Interest on short-term debt and other interest charges	6.4	5.4	6.2
Interest expense	142.1	149.0	148.4
INCOME BEFORE TAXES	486.3	368.7	568.6
INCOME TAX EXPENSE	148.1	97.4	172.8
NET INCOME	$338.2	$271.3	$395.8
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.6	199.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	199.9	199.6	199.9
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.69	$1.36	$1.99
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.69	$1.36	$1.98
DIVIDENDS DECLARED PER COMMON SHARE	$1.15500	$1.05000	$0.95000

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2016	2015	2014
Net income	$338.2	$271.3	$395.8
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $1.7, $2.2 and $1.2, respectively	2.8	2.5	1.8
Net loss arising during the period, net of tax of ($0.6), ($5.8) and ($7.0), respectively	(0.7)	(9.5)	(11.1)
Settlement cost, net of tax of $3.2, $2.9 and ($0.1), respectively	5.0	4.6	(0.1)
Postretirement Benefit Plans:
Amortization of deferred net loss, net of tax of $0, $0.8 and $0.5, respectively	—	1.2	0.9
Net gain (loss) arising during the period, net of tax of $0.1, $5.6 and ($1.9), respectively	0.2	9.3	(3.1)
Amortization of prior service cost, net of tax of ($1.0), ($1.1) and ($1.1), respectively	(1.5)	(1.8)	(1.8)
Amortization of deferred interest rate swap hedging losses, net of tax of $0, $0 and $0.1, respectively	—	—	0.2
Other comprehensive income (loss), net of tax	5.8	6.3	(13.2)
Comprehensive income	$344.0	$277.6	$382.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$338.2	$271.3	$395.8
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	322.6	307.9	281.4
Deferred income taxes and investment tax credits	153.8	102.6	177.3
Equity in earnings of unconsolidated affiliates	(101.8)	(15.5)	(172.6)
Distributions from unconsolidated affiliates	102.3	94.1	143.7
Allowance for equity funds used during construction	(14.2)	(8.3)	(4.2)
Stock-based compensation	4.6	5.9	(2.7)
Regulatory assets	(21.4)	(9.1)	4.5
Regulatory liabilities	(11.8)	(27.5)	(4.4)
Other assets	15.4	10.4	(16.5)
Other liabilities	(18.9)	8.6	29.6
Change in certain current assets and liabilities
Accounts receivable, net	0.1	15.7	(9.4)
Accounts receivable - unconsolidated affiliates	(0.8)	3.9	6.8
Accrued unbilled revenues	(6.2)	2.0	3.2
Income taxes receivable	(2.2)	(1.2)	(10.4)
Fuel, materials and supplies inventories	32.4	(56.5)	20.4
Fuel clause under recoveries	(51.3)	68.3	(42.1)
Other current assets	(26.2)	(17.2)	(2.6)
Accounts payable	(45.1)	30.9	(64.0)
Fuel clause over recoveries	(61.3)	61.3	(0.4)
Other current liabilities	36.4	17.8	(11.8)
Net Cash Provided from Operating Activities	644.6	865.4	721.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(660.1)	(547.8)	(569.3)
Return of capital - equity method investments	38.8	45.2	9.5
Proceeds from sale of assets	0.9	2.5	0.7
Net Cash Used in Investing Activities	(620.4)	(500.1)	(559.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	588.9
Issuance of common stock	—	7.2	13.2
Dividends paid on common stock	(225.1)	(204.6)	(184.1)
Payment of long-term debt	(110.2)	(0.2)	(240.2)
Increase (decrease) in short-term debt	236.2	(98.0)	(341.6)
Net cash used in financing activities	(99.1)	(295.6)	(163.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(74.9)	69.7	(1.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75.2	5.5	6.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.3	$75.2	$5.5

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.3	$75.2
Accounts receivable, less reserve of $1.5 and $1.4, respectively	173.0	173.1
Accounts receivable - unconsolidated affiliates	2.5	1.7
Accrued unbilled revenues	59.7	53.5
Income taxes receivable	19.4	17.2
Fuel inventories	79.8	113.8
Materials and supplies, at average cost	81.7	80.1
Fuel clause under recoveries	51.3	—
Other	81.8	55.6
Total current assets	549.5	570.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,158.6	1,194.4
Other	73.6	70.7
Total other property and investments	1,232.2	1,265.1
PROPERTY, PLANT AND EQUIPMENT
In service	10,690.0	10,318.3
Construction work in progress	495.1	278.5
Total property, plant and equipment	11,185.1	10,596.8
Less accumulated depreciation	3,488.9	3,274.4
Net property, plant and equipment	7,696.2	7,322.4
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	404.8	402.2
Other	56.9	20.7
Total deferred charges and other assets	461.7	422.9
TOTAL ASSETS	$9,939.6	$9,580.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$236.2	$—
Accounts payable	205.4	262.5
Dividends payable	60.4	54.9
Customer deposits	77.7	77.0
Accrued taxes	41.3	45.9
Accrued interest	40.4	42.9
Accrued compensation	45.1	54.4
Long-term debt due within one year	224.7	110.0
Fuel clause over recoveries	—	61.3
Other	96.0	43.9
Total current liabilities	1,027.2	752.8
LONG-TERM DEBT	2,405.8	2,628.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	274.8	299.9
Deferred income taxes	2,334.5	2,178.2
Regulatory liabilities	299.7	273.6
Other	153.8	121.3
Total deferred credits and other liabilities	3,062.8	2,873.0
Total liabilities	6,495.8	6,254.6
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,105.8	1,101.3
Retained earnings	2,367.3	2,259.8
Accumulated other comprehensive loss, net of tax	(29.3)	(35.1)
Total stockholders' equity	3,443.8	3,326.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,939.6	$9,580.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2016	2015
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 199.7 shares and 199.7 shares, respectively		$2.0	$2.0
Premium on common stock		1,103.8	1,099.3
Retained earnings		2,367.3	2,259.8
Accumulated other comprehensive loss, net of tax		(29.3)	(35.1)
Total stockholders' equity		3,443.8	3,326.0

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
1.38%	Variable Senior Notes, Series Due November 24, 2017	100.0	100.0
Senior Notes - OG&E
5.15%	Senior Notes, Series Due January 15, 2016	—	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
3.70%	Tinker Debt, Due August 31, 2062	9.9	10.0
Other Bonds - OG&E
0.05% - 0.90%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.07% - 0.83%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.05% - 0.86%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(15.5)	(16.8)
Unamortized discount		(9.3)	(9.8)
Total long-term debt		2,630.5	2,738.8
Less long-term debt due within one year		(224.7)	(110.0)
Total long-term debt (excluding debt due within one year)		2,405.8	2,628.8
Total Capitalization (including long-term debt due within one year)		$6,074.3	$6,064.8

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$2.0	$1,071.6	$1,991.7	$(28.2)	$3,037.1
Net income	—	—	395.8	—	395.8
Other comprehensive income, net of tax	—	—	—	(13.2)	(13.2)
Dividends declared on common stock	—	—	(189.3)	—	(189.3)
Issuance of common stock	—	13.2	—	—	13.2
Stock-based compensation	—	0.8	—	—	0.8
Balance at December 31, 2014	$2.0	$1,085.6	$2,198.2	$(41.4)	$3,244.4
Net income	—	—	271.3	—	271.3
Other comprehensive income, net of tax	—	—	—	6.3	6.3
Dividends declared on common stock	—	—	(209.7)	—	(209.7)
Issuance of common stock	—	7.2	—	—	7.2
Stock-based compensation	—	6.5	—	—	6.5
Balance at December 31, 2015	$2.0	$1,099.3	$2,259.8	$(35.1)	$3,326.0
Net income	—	—	338.2	—	338.2
Other comprehensive income, net of tax	—	—	—	5.8	5.8
Dividends declared on common stock	—	—	(230.7)	—	(230.7)
Stock-based compensation	—	4.5	—	—	4.5
Balance at December 31, 2016	$2.0	$1,103.8	$2,367.3	$(29.3)	$3,443.8

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries, and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

Enable was formed effective May 1, 2013 by the Company, the ArcLight group and CenterPoint to own and operate the midstream businesses of the Company and CenterPoint. In the formation transaction, the Company and the ArcLight group contributed Enogex LLC to Enable and the Company deconsolidated its previously held investment in Enogex Holdings and acquired an equity interest in Enable. The Company determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and was recorded at historical cost. The general partner of Enable is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company began accounting for its interest in Enable using the equity method of accounting.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2016	2015
Regulatory Assets
Current
Fuel clause under recoveries	$51.3	$—
Oklahoma demand program rider under recovery (A)	51.0	36.6
SPP cost tracker under recovery (A)	10.0	4.5
Other (A)	9.5	5.4
Total Current Regulatory Assets	$121.8	$46.5
Non-Current
Benefit obligations regulatory asset	$232.6	$242.2
Income taxes recoverable from customers, net	62.3	56.7
Smart Grid	43.2	43.6
Deferred storm expenses	35.7	27.6
Unamortized loss on reacquired debt	13.4	14.8
Other	17.6	17.3
Total Non-Current Regulatory Assets	$404.8	$402.2
Regulatory Liabilities
Current
Fuel clause over recoveries	$—	$61.3
Other (B)	12.3	7.5
Total Current Regulatory Liabilities	$12.3	$68.8
Non-Current
Accrued removal obligations, net	$262.8	$254.9
Pension tracker	35.5	17.7
Other (C)	1.4	1.0
Total Non-Current Regulatory Liabilities	$299.7	$273.6

(A)	Included in Other Current Assets on the Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Consolidated Balance Sheets.

(C)	Prior year amount of $1.0 million reclassified from Deferred Other Liabilities to Non-Current Regulatory Liabilities.

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

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in January 2016, which allows for the recovery through December 2018 of (i) demand program costs; (ii) lost revenues associated with certain achieved energy efficiency and demand savings; (iii) performance-based incentives; and (iv) costs associated with research and development investments.

OG&E recovers certain SPP costs related to base plan charges from its customers in Oklahoma through the SPP cost tracker.

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

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2016	2015
Pension Plan and Restoration of Retirement Income Plan
Net loss	$199.9	$214.1
Postretirement Benefit Plans
Net loss	32.7	34.2
Prior service cost	—	(6.1)
Total	$232.6	$242.2

The following amounts in the benefit obligations regulatory asset at December 31, 2016 are expected to be recognized as components of net periodic benefit cost in 2017:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$12.4
Postretirement Benefit Plans
Net loss	2.3
Total	$14.7

Income taxes recoverable from customers, which represents income tax benefits previously used to reduce OG&E's revenues, are treated as regulatory assets and are being amortized over the estimated remaining life of the assets to which they relate.  These amounts are being recovered in rates as the temporary differences that generated the income tax benefit turn around.  The income tax related regulatory assets and liabilities are netted in income taxes recoverable from customers, net in the regulatory assets and liabilities table above.

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports. These amounts are currently being recovered through a rate rider. Following a final order in the current Oklahoma general rate case, and review by the OCC Staff, the Oklahoma jurisdictional balance of the regulatory asset will be included in the fuel adjustment clause for final recovery. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters and were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the regulatory assets and liabilities table above. These costs are expected to be recovered in base rates upon final orders in the current general rate cases.

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are recorded in interest expenses and are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Accrued removal obligations, net represent asset retirement costs previously recovered from ratepayers for other than legal obligations.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate cases. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate case as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory liability in the regulatory assets and liabilities table above.

Management continuously monitors the future recoverability of regulatory assets.  When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.  If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets, which could have significant financial effects.

Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million and $1.4 million at December 31, 2016 and 2015, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $82.4 million and $119.3 million at December 31, 2016 and 2015, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system is being directed to OG&E's power plants over a five year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets, representing natural gas in storage, that will be removed from storage over four years. As of December 31, 2016, the balance of cushion gas in Fuel Inventories is $3.0 million and the balance in Other Deferred Assets is $2.7 million.

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

The tables below present OG&E's ownership interest in the jointly-owned McClain Plant and the jointly-owned Redbud Plant, and, as disclosed below, only OG&E's ownership interest is reflected in the property, plant and equipment and accumulated depreciation balances in these tables.  The owners of the remaining interests in the McClain Plant and the Redbud Plant are responsible for providing their own financing of capital expenditures.  Also, only OG&E's proportionate interests of any direct expenses of the McClain Plant and the Redbud Plant, such as fuel, maintenance expense and other operating expenses, are included in the applicable financial statement captions in the Consolidated Statements of Income.

December 31, 2016 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$234.2	$72.3	$161.9
Redbud Plant (A)(B)	51%	$489.0	$121.0	$368.0

(A)	Construction work in progress was $0.2 million and $1.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

December 31, 2015 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$220.4	$62.8	$157.6
Redbud Plant (A)(B)	51%	$487.5	$101.2	$386.3

(A)	Construction work in progress was $1.6 million and $1.3 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

OGE Energy Consolidated

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2016 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$117.7	$103.3	$14.4
OGE Energy property, plant and equipment	117.7	103.3	14.4
OG&E
Distribution assets	3,896.2	1,221.5	2,674.7
Electric generation assets (A)	4,155.9	1,493.3	2,662.6
Transmission assets (B)	2,548.8	481.3	2,067.5
Intangible plant	85.0	43.9	41.1
Other property and equipment	381.5	145.6	235.9
OG&E property, plant and equipment	11,067.4	3,385.6	7,681.8
Total property, plant and equipment	$11,185.1	$3,488.9	$7,696.2

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

December 31, 2015 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company)
Property, plant and equipment	$139.0	$112.7	$26.3
OGE Energy property, plant and equipment	139.0	112.7	26.3
OG&E
Distribution assets	3,728.8	1,152.8	2,576.0
Electric generation assets (A)	3,837.4	1,407.0	2,430.4
Transmission assets (B)	2,454.2	440.7	2,013.5
Intangible plant	81.0	38.0	43.0
Other property and equipment	356.4	123.2	233.2
OG&E property, plant and equipment	10,457.8	3,161.7	7,296.1
Total property, plant and equipment	$10,596.8	$3,274.4	$7,322.4

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.5 million.

The following table summarizes the Company's unamortized computer software costs.

December 31 (In millions)	2016	2015
OGE Energy (holding company)	$1.0	$2.4
OG&E	36.5	34.3
Total	$37.5	$36.7

The following table summarizes the Company's amortization expense for computer software costs.

Year ended December 31 (In millions)	2016	2015	2014
OGE Energy (holding company)	$1.4	$2.0	$4.3
OG&E	8.0	6.9	5.2
Total	$9.4	$8.9	$9.5

Depreciation and Amortization

The provision for depreciation, which was 3.0 percent and 2.9 percent of the average depreciable utility plant for 2016 and 2015, respectively, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2017, the provision for depreciation is projected to be 3.1 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2016, 97.0 percent will be amortized over 16 years with the remaining 3.0 percent of the intangible plant balance at December 31, 2016 being amortized over 23.7 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27 year life and $3.3 million for certain transmission substation facilities in OG&E's service territory, which are being amortized over a 37 to 59 year period.

Investment in Unconsolidated Affiliate

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities that are considered most significant to the economic performance of Enable. The Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable as presented on the Company's Consolidated Balance Sheet at December 31, 2016. The Company

evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

The Company considers distributions received from Enable which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and are classified as operating activities in the Consolidated Statements of Cash Flows. The Company considers distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the Consolidated Statements of Cash Flows.

Asset Retirement Obligations

The Company has previously recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2016 and 2015.

(In millions)	2016	2015
Balance at January 1	$63.3	$58.6
Accretion expense	2.8	2.6
Revisions in estimated cash flows (A)	3.6	1.6
Additions	—	0.9
Liabilities settled	(0.1)	(0.4)
Balance at December 31	$69.6	$63.3

(A)	Assumptions changed related to the estimated cost of asbestos abatement.

Allowance for Funds Used During Construction

Allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net Other Income and a reduction to Interest Expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.2 percent, 8.1 percent and 6.9 percent for the years ended December 31, 2016, 2015 and 2014, respectively.  The increase in the allowance for funds used during construction rates in 2016 was primarily due to short-term debt being used to finance construction projects, which caused the debt portion of allowance for funds used during construction to increase.

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

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. The SPP has implemented FERC-approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Goods Sold in its Consolidated Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

Fuel Adjustment Clauses

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. The OCC and the APSC have the authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in the components of accumulated other comprehensive loss attributable to OGE Energy during 2015 and 2016. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net income (loss)	Prior service cost	Net income (loss)	Prior service cost	Total
Balance at December 31, 2014	$(36.8)	$0.1	$(8.0)	$3.3	$(41.4)
Other comprehensive income (loss) before reclassifications	(9.5)	—	9.3	—	(0.2)
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	—	1.2	(1.8)	1.9
Settlement cost	4.6	—	—	—	4.6
Net current period other comprehensive income (loss)	(2.4)	—	10.5	(1.8)	6.3
Balance at December 31, 2015	(39.2)	0.1	2.5	1.5	(35.1)
Other comprehensive income (loss) before reclassifications	(0.7)	—	0.2	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	—	—	(1.5)	1.3
Settlement cost	5.0	—	—	—	5.0
Net current period other comprehensive income (loss)	7.1	—	0.2	(1.5)	5.8
Balance at December 31, 2016	$(32.1)	$0.1	$2.7	$—	$(29.3)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the years ended December 31, 2016 and 2015.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
(In millions)	2016	2015
Amortization of defined benefit pension and restoration of retirement income plan items
Actuarial losses	$(4.5)	$(4.7)	(A)
Settlement	(8.2)	(7.5)	(A)
	(12.7)	(12.2)	Total before tax
	(4.9)	(5.1)	Tax benefit
	$(7.8)	$(7.1)	Net of tax

Amortization of postretirement benefit plan items
Actuarial losses	$—	$(2.0)	(A)
Prior service cost	2.5	2.9	(A)
	2.5	0.9	Total before tax
	1.0	0.3	Tax expense
	$1.5	$0.6	Net of tax

Total reclassifications for the period	$(6.3)	$(6.5)	Net of tax

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

The amounts in accumulated other comprehensive loss at December 31, 2016 that are expected to be recognized into earnings in 2017 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$(3.9)
Postretirement Benefit Plans
Net loss	—
Prior service cost	—
Total, net of tax	$(3.9)

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  The Company had $13.9 million and $10.0 million in accrued environmental liabilities at December 31, 2016 and 2015, respectively, which are included in the asset retirement obligations table.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

The December 31, 2015 Consolidated Balance Sheet has been adjusted for the reclassification of $16.8 million of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the 2016 presentation due to the adoption of ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," in 2016.

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently expects to apply the modified retrospective transition method, but will ultimately determine its transition approach once various industry issues have been resolved. Currently, the Company is not aware of any issues that would have a material impact on the timing of revenue recognition. The Company is assessing the impact of this new guidance on its tariff-based sales, contributions in aid of construction, bundled arrangements and alternative revenue programs. At this time, the Company is evaluating the impact of the new standard on its results of operations and financial position, but believes that it will change the income statement presentation of revenues and will require new disclosures.
Consolidation. In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)." The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The new standard modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities along with eliminating the presumption that a general partner should consolidate a limited partnership. The new standard is effective for fiscal years beginning after December 15, 2015. The adoption of this new standard did not result in the consolidation of any non-consolidated entities.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance, but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has started evaluating its current lease contracts. The Company has not determined the amount of impact on its Consolidated Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Investments. In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures; Simplifying the Transition to the Equity Method of Accounting (Topic 323)." The amendments in ASU 2016-07 eliminate the requirement to retroactively adopt the equity method of accounting for a qualifying equity method investment. ASU 2016-07 requires equity method investors to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU are effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not believe this ASU will have any effect on its Consolidated Financial Statements.

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting," which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share based payments are accounted for and presented in the financial statements. The new guidance among other requirements will require all of the tax effects related to share based payments at settlement (or expiration) to be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU 2016-09. Under the new guidance, the windfall tax benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company will prospectively adopt this standard in the first quarter of 2017 and expects a cumulative effect of approximately $24.8 million to be recorded as a deferred tax asset with the offset in retained earnings. Going forward, tax benefits in excess of compensation cost previously recorded in equity will be recorded within the income statement and all tax related cash flows resulting from share based payments will be recorded as an operating activity within the statement of cash flows.

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments." The amendment in this update requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely matter. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company does not believe this ASU will have any effect on its Consolidated Financial Statements.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The Company adopted this standard and adjusted the December 31, 2015 Consolidated Balance Sheet for the reclassification of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the December 31, 2016 presentation.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This standard addresses the classification of seven specific types of cash flows as follows: debt prepayment or extinguishment costs, payments for the extinguishment of zero coupon debt, payments to settle contingent consideration liabilities incurred in a business combination, proceeds from insurance claims, payments to purchase and proceeds from the settlement of company-owned life insurance, distributions from equity method investees, and cash flows related to beneficial interests retained in securitization transactions. In addition to these seven specific issues, the ASU also provides additional guidance on the application of the predominance principle when cash receipts and payments have aspects of more than one class of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and retrospective application is required. The Company does not believe this ASU will have a material effect on its Statements of Cash Flows.

Going Concern. In August 2014, the FASB defined management’s responsibility to evaluate whether substantial doubt exists about an entity’s ability to continue as a going concern. Professional auditing standards require auditors to evaluate the going concern presumption, but previously there was a lack of guidance in GAAP for financial statement preparers. ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," requires management to perform a going concern evaluation effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. The Company adopted this standard in 2016 and management does not believe there is substantial doubt about the entity’s ability to continue as a going concern.

Fair Value Measurement. In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminates certain disclosures for those investments. The Company adopted this standard in 2016 which minimally impacted disclosures within the Retirement Plans and Postretirement Benefit Plans footnote included in this filing.

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
The general partner of Enable is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company deconsolidated its interest in Enogex Holdings and began accounting for its interest in Enable using the equity method of accounting.
In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2016, the Company owned 111.0 million common units, or 25.7 percent, of Enable's outstanding common units. Of the Company's 111.0 million common units, 68.2 million units were subordinated. The subordination period began on the closing date of Enable’s initial public offering and will extend until the first business day following the distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. The Company anticipates that the subordination period will expire in August 2017 and will not impact future distributions that the Company receives from Enable.

On February 10, 2017, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $141.2 million, $139.3 million and $143.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In 2016, CenterPoint announced that it was evaluating strategic alternatives for its investment in Enable. On July 18, 2016, CenterPoint and its wholly owned subsidiary, CenterPoint Energy Resources Corp., provided notice to the Company of

CenterPoint’s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Resources Corp. This notice also constituted a notice pursuant to the right of first offer held by the Company under the Partnership Agreement and the Third Amended and Restated Limited Liability Company Agreement of the general partner. Under the terms of the right of first offer, the Company has 30 days from receipt of a notice from CenterPoint to make an offer to buy all of CenterPoint’s membership interests in the general partner and all or any portion of CenterPoint Energy Resources Corp.'s common units and subordinated units. On August 17, 2016, the Company submitted to CenterPoint a proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in Enable GP and all of the common units and subordinated units of Enable owned by CenterPoint. In accordance with the Enable partnership Agreement, CenterPoint had 30 days after the proposal was submitted to accept the Company's right of first offer proposal. As of September 17, 2016, CenterPoint had not accepted the Company's proposal, thereby rejecting it.

On January 16, 2017, CenterPoint and its wholly owned subsidiary, CenterPoint Energy Resources Corp., provided a second notice to the Company of CenterPoint's solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Resources Corp. On February 15, 2017, under the terms of right of first offer, the Company submitted to CenterPoint another proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in Enable GP and all of the common units and subordinated units of Enable owned by CenterPoint. If the Company's proposal is accepted by CenterPoint, and if the transaction contemplated by the proposal is in fact consummated, the Company anticipates that the third party would, as a result of such transaction, become the owner of all or substantially all of the securities subject to the right of first offer. The Company's ownership interest in Enable would not materially change as a result of such transaction, and therefore the Company would not be required to consolidate the financial results of Enable with the financial results of the Company.

The Company cannot predict what action CenterPoint will take in response to the proposal, if any, and there can be no assurance that any transaction will result from the Company's proposal or that any party will enter into a definitive agreement regarding a potential transaction, including the above-referenced third party. The Company's proposal is subject to a number of customary conditions.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, are discussed below.

In connection with the formation of Enable, the Company and Enable entered into a Services Agreement, Employee Transition Agreement, and other agreements whereby the Company agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. As of December 31, 2015, Enable terminated all support services except certain information technology, payroll and benefits administration. The remaining services automatically extended for another year on May 1, 2016. Under these agreements, the Company charged operating costs to Enable of $4.7 million, $12.4 million and $16.8 million for December 31, 2016, 2015 and 2014, respectively. The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such. Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

The Company agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October 2014, CenterPoint, the Company and Enable agreed to continue the secondment to Enable for 192 employees that participate in the Company's defined benefit and retirement plans. The Company billed Enable for reimbursement of $28.6 million, $32.7 million and $104.8 million in 2016, 2015 and 2014, respectively, under the Transitional Seconding Agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $21.4 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 day notice.

The Company had accounts receivable from Enable of $2.7 million and $3.4 million as of December 31, 2016 and 2015, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Related Party Transactions with Enable

OG&E entered into a contract with Enable to provide transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(In millions)	2016	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$11.5	$13.8	$13.3
Cost of Sales:
Natural gas transportation services	$35.0	$35.0	$34.9
Natural gas storage services	—	—	4.4
Natural gas purchases/(sales)	11.2	7.6	8.7

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

Balance Sheet	December 31,
(In millions)	2016	2015
Current assets	$396	$381
Non-current assets	10,816	10,845
Current liabilities	362	615
Non-current liabilities	3,056	3,080

Income Statement	Year Ended December 31,
(In millions)	2016	2015	2014
Operating revenues	$2,272	$2,418	$3,367
Cost of natural gas and natural gas liquids	1,017	1,097	1,914
Operating income (loss)	385	(712)	586
Net income (loss)	290	(752)	530

The formation of Enable was considered a business combination, and CenterPoint was the acquirer of Enogex Holdings for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint for Enogex Holdings is allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their fair value.  Enogex Holdings' assets, liabilities and equity have accordingly been adjusted to estimated fair value as of May 1, 2013, resulting in an increase to Enable's equity of $2.2 billion.  Due to the contribution of Enogex LLC to Enable meeting the requirements of being in substance real estate and thus recording the initial investment at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in the Company's recording of its equity in earnings of Enable.

The Company recorded equity in earnings of unconsolidated affiliates of $101.8 million, $15.5 million and $172.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's investment in Enogex and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described below.

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
Reconciliation of Equity in Earnings (Loss) of Unconsolidated Affiliates	2016	2015
(In millions)
Enable net income (loss)	$289.5	$(752.0)
Distributions senior to limited partners	(9.1)	—
Differences due to timing of OGE Energy and Enable accounting close	(12.1)	12.1
Enable net income (loss) used to calculate OGE Energy's equity in earnings	$268.3	$(739.9)
OGE Energy’s percent ownership at year end	25.7%	26.3%
OGE Energy’s portion of Enable net income (loss)	$70.7	$(194.4)
Impairments recognized by Enable associated with OGE Energy’s basis differences	2.6	178.4
OGE Energy's share of Enable net income (loss)	73.3	(16.0)
Amortization of basis difference	11.6	13.5
Elimination of Enable fair value step up	16.9	18.0
Equity in earnings of unconsolidated affiliates	$101.8	$15.5

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $743.7 million as of December 31, 2016. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2015 to December 31, 2016.

(In millions)
Basis difference as of December 31, 2015	$783.5
Dilution and impairments associated with OGE Energy’s basis difference	(11.3)
Amortization of basis difference	(11.6)
Elimination of Enable fair value step up	(16.9)
Basis difference as of December 31, 2016	$743.7

2015 Goodwill Impairment. Enable tested its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable. Goodwill was assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. Subsequent to the completion of the October 1, 2014 annual test, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which Enable operates. Based on the decline in producer activity and the forecasted impact on future periods, in addition to an increase in the weighted average cost of capital, Enable determined that the impact on its forecasted operating profits and cash flows for its gathering and processing and transportation and storage segments for the next five years would be significantly reduced. As a result, when Enable performed the first step of its annual goodwill impairment analysis as of October 1, 2015, it determined that the carrying value of the gathering and processing and transportation and storage segments exceeded fair value. Enable completed the second step of the goodwill impairment analysis comparing the implied fair value for those reporting units to the carrying amount of that goodwill and determined that goodwill for those units was completely impaired in the amount of $1.086 billion as of September 30, 2015, and wrote off all of its goodwill in the third quarter of 2015.

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

The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015.  The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt whose fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 2016 and 2015.

	2016		2015
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (including Long-Term Debt due within one year)
Senior Notes	$2,385.5	$2,657.2	$2,493.9	$2,754.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.9	11.3	10.0	9.2
OGE Energy Senior Notes	99.7	99.9	99.5	99.9

5.	Stock-Based Compensation

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2016, 2015 and 2014 related to the Company's performance units and restricted stock.

Year ended December 31 (In millions)	2016	2015	2014
Performance units
Total shareholder return	$4.5	$7.6	$8.3
Earnings per share	—	0.7	3.7
Total performance units	4.5	8.3	12.0
Restricted stock	0.1	0.1	—
Total compensation expense	4.6	8.4	12.0
Less: Amount paid by unconsolidated affiliates	—	0.5	3.6
Net compensation expense	$4.6	$7.9	$8.4
Income tax benefit	$1.8	$3.1	$3.3

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units.  In 2016, 2015 and 2014, there were 2,100 shares, 82,046 shares and 494,637 shares, respectively, of new common stock issued pursuant to the Company's Stock Incentive Plan related to restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2016, there were 901 shares of restricted stock returned to the Company to satisfy tax liabilities.

Performance Units

Under the Stock Incentive Plan, the Company has issued performance units which represent the value of one share of the Company's common stock.  The performance units provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive Plan).  Each performance unit is subject to forfeiture if the recipient terminates employment with the Company or a subsidiary prior to the end of the primarily three-year award cycle for any reason other than death, disability or retirement.  In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle.

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of the Company's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on the Company's total shareholder return ranking relative to a peer group of companies.  The performance units granted based on earnings per share are contingently awarded and will be payable in shares of the Company's common stock based on the Company's earnings per share growth over a primarily three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of the Company's Board of Directors. All of these performance units are classified as equity in the Consolidated Balance Sheet.  If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of the Company's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle.  Dividends were not accrued or paid for awards prior to February 2014, and were therefore not included in the fair value calculation. Beginning with the February 2014 performance unit awards, dividends are accrued on a quarterly basis pending achievement of payout criteria, and were therefore included in the fair value calculations.  Expected price volatility is based on the historical volatility of the Company's common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to the Company's performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2016	2015	2014
Number of units granted	284,211	264,454	219,106
Fair value of units granted	$20.97	$31.02	$34.80
Expected dividend yield	3.5%	2.6%	2.5%
Expected price volatility	19.8%	16.9%	20.0%
Risk-free interest rate	0.88%	0.91%	0.67%
Expected life of units (in years)	2.84	2.85	2.86

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

	2016	2015	2014
Number of units granted	94,735	88,156	73,037
Fair value of units granted	$26.64	$33.99	$34.81

Restricted Stock

Under the Stock Incentive Plan, the Company issued restricted stock to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock vests in one-third annual increments.  Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Company or a subsidiary for any reason other than death, disability or retirement. These shares may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock was based on the closing market price of the Company's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a primarily three-year vesting period. Also, the Company treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on restricted stock granted prior to July 2014, and therefore dividends are included in the fair value calculation for such restricted stock granted prior to July 2014.

For restricted stock granted after July 2014, dividends will only be paid on restricted stock awards that vest. Accordingly, for restricted stock granted after July 2014, only the present value of dividends expected to vest are included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the primarily three-year award cycle.  There are no post-vesting restrictions related to the Company's restricted stock.  The number of shares of restricted stock granted and the grant date fair value are shown in the following table.

	2016	2015	2014
Shares of restricted stock granted	1,881	958	7,037
Fair value of restricted stock granted	$29.27	$26.11	$35.71

A summary of the activity for the Company's performance units and restricted stock at December 31, 2016 and changes in 2016 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/15	724,058			241,470			7,623
Granted	284,211	(A)		94,735	(A)		1,881
Converted	(327,988)	(B)	$—	(109,445)	(B)	$—	N/A
Vested	N/A			N/A			(4,324)	$0.1
Forfeited	(16,236)			(5,410)			(268)
Units/Shares Outstanding at 12/31/16	664,045		$17.3	221,350		$1.9	4,912	$0.2
Units/Shares Fully Vested at 12/31/16	185,214		$—	61,742		$—

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2015 which were settled in February 2016.

A summary of the activity for the Company's non-vested performance units and restricted stock at December 31, 2016 and changes in 2016 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/15	396,943		$32.83	132,316		$34.30	7,623	$29.68
Granted	284,211	(A)	$20.97	94,735	(A)	$26.64	1,881	$29.27
Converted	(873)	(B)	$33.01	(291)	(B)	$33.01	N/A	N/A
Vested	(185,214)		$34.82	(61,742)		$34.83	(4,324)	$32.98
Forfeited	(16,236)		$28.89	(5,410)		$31.95	(268)	$37.31
Units/Shares Non-Vested at 12/31/16	478,831		$25.16	159,608		$29.71	4,912	$31.29
Units/Shares Expected to Vest	476,920	(C)		158,975	(C)		4,912

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	Units paid out under terms of plan due to the death of a participant.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $15.3 million and $5.1 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of the Company's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2016	2015	2014
Performance units
Total shareholder return	$6.4	$8.5	$9.5
Earnings per share	—	—	3.8
Restricted stock	0.1	0.2	0.2

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2016	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$5.8	1.59
Earnings per share	2.3	1.63
Total performance units	8.1
Restricted stock	0.1	1.55
Total	$8.2

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2016	2015	2014
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$39.5	$2.3	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest (net of interest capitalized) (A)	$141.9	$145.4	$150.8
Income taxes (net of income tax refunds)	(5.9)	(3.4)	0.2

(A)	Net of interest capitalized of $7.5 million, $4.2 million and $2.4 million in 2016, 2015 and 2014, respectively.

7.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2016	2015	2014
Provision (Benefit) for Current Income Taxes
Federal	$—	$—	$—
State	(5.7)	(5.2)	(4.5)
Total Provision (Benefit) for Current Income Taxes	(5.7)	(5.2)	(4.5)
Provision for Deferred Income Taxes, net
Federal	126.0	98.8	160.0
State	28.0	4.5	18.2
Total Provision for Deferred Income Taxes, net	154.0	103.3	178.2
Deferred Federal Investment Tax Credits, net	(0.2)	(0.7)	(0.9)
Total Income Tax Expense	$148.1	$97.4	$172.8

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2013 or state and local tax examinations by tax authorities for years prior to 2012.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which reduce the Company's effective tax rate.

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year ended December 31	2016	2015	2014
Statutory Federal tax rate	35.0%	35.0%	35.0%
Federal renewable energy credit (A)	(6.8)	(8.9)	(6.7)
Remeasurement of state deferred tax liabilities	0.9	(0.8)	0.4
401(k) dividends	(0.6)	(0.7)	(0.5)
Federal investment tax credits, net	(0.8)	(0.2)	(0.2)
State income taxes, net of Federal income tax benefit	1.9	0.1	1.2
Uncertain tax positions	0.1	0.7	0.5
Amortization of net unfunded deferred taxes	0.7	0.9	0.6
Other	0.1	0.3	0.1
Effective income tax rate	30.5%	26.4%	30.4%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Deferred Income Taxes at December 31, 2016 and 2015, respectively, were as follows:

December 31 (In millions)	2016	2015
Non-Current Deferred Income Tax Liabilities, net
Accelerated depreciation and other property related differences	$2,103.2	$2,016.0
Investment in Enable Midstream Partners	657.3	623.4
Regulatory asset	34.4	32.7
Income taxes refundable to customers, net	24.1	22.0
Company Pension Plan	16.5	13.7
Bond redemption-unamortized costs	4.3	4.8
Derivative instruments	2.2	1.5
Federal tax credits	(220.6)	(184.4)
State tax credits	(112.2)	(106.7)
Postretirement medical and life insurance benefits	(48.9)	(56.2)
Regulatory liabilities	(34.6)	(46.3)
Net operating losses	(31.7)	(94.6)
Asset retirement obligations	(24.5)	(22.5)
Accrued liabilities	(16.1)	(14.0)
Other	(14.0)	(6.6)
Accrued vacation	(3.5)	(3.2)
Deferred Federal investment tax credits	(0.8)	(0.9)
Uncollectible accounts	(0.6)	(0.5)
Non-Current Deferred Income Tax Liabilities, net	$2,334.5	$2,178.2

As of December 31, 2016, the Company has classified $13.7 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2016, 2015, and 2014.

(In millions)	2016	2015	2014
Balance at January 1	$20.2	$16.1	$12.0
Tax positions related to current year:
Additions	0.5	4.1	4.1
Balance at December 31	$20.7	$20.2	$16.1

As of December 31, 2016, 2015 and 2014, there are $13.5 million, $13.2 million and $10.5 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2016, OG&E recorded an additional reserve for this item of $0.5 million ($0.3 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

Where applicable, the Company classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2016, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

Other
The Company sustained Federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. As a result, the Company had accrued Federal and state income tax benefits carrying into 2016. As the Company can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years which began in 2013. In addition to the tax operating losses, the Company was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize all of the losses and remaining credits before they begin to expire. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$554.7	$20.4	2030
Federal operating loss	32.2	11.3	2030
Federal tax credits	220.6	220.6	2029
State tax credits
Oklahoma investment tax credits	135.7	88.2	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.1	16.2	2020
Louisiana inventory credits	0.7	0.5	2019

The Company has generated excess tax benefits of $24.8 million related to its equity based compensation plan which have not been recognized during the time it has been in a net operating loss position.  This balance is available to offset future taxable income in addition to the net operating loss balances presented above. The Company anticipates adoption of ASU 2016-09 during 2017 which will result in the value of these excess tax benefits being recorded as a deferred tax asset with an offset to retained earnings.

8.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2016.  The Company may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market. At December 31, 2016, there were 4,774,442 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of the Company's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for the Company consist of performance units and restricted stock. Basic and diluted earnings per share for the Company were calculated as follows:

(In millions except per share data)	2016	2015	2014
Net income	$338.2	$271.3	$395.8
Average Common Shares Outstanding
Basic average common shares outstanding	199.7	199.6	199.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.2	—	0.7
Diluted average common shares outstanding	199.9	199.6	199.9
Basic Earnings Per Average Common Share	$1.69	$1.36	$1.99
Diluted Earnings Per Average Common Share	$1.69	$1.36	$1.98
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

Dividend Restrictions

The Company’s Certificate of Incorporation places restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. As there is no preferred stock outstanding, that restriction did not place any effective limit on the Company’s ability to pay dividends to its shareholders. Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately$452.8 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $1.9 billion of the Company’s retained earnings as of December 31, 2016 are unrestricted for the payment of dividends.

The Company utilizes receipts from its equity investment in Enable and dividends from OG&E to pay dividends to its shareholders. Enable’s partnership agreement requires that it distribute all "available cash," as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves, and cash on hand resulting from working capital borrowings made after the end of the quarter. Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $351.5 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.9 billion of OG&E’s retained earnings as of December 31, 2016 are unrestricted for the payment of dividends.

9.	Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization.  At December 31, 2016, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.90%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.83%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.86%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Long-Term Debt Maturities

Maturities of the Company's long-term debt during the next five years consist of $225.2 million, $250.1 million, $250.1 million, $0.1 million and $0.1 million in years 2017, 2018, 2019, 2020 and 2021, respectively.

The Company has previously incurred costs related to debt refinancing.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset, unamortized debt expense and unamortized premium and discount on long-term debt is classified as Long-Term Debt in the Consolidated Balance Sheets and are being amortized over the life of the respective debt.

10.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  As of December 31, 2016, the Company had $236.2 million in short-term debt compared to no balance at December 31, 2015.  The following table provides information regarding the Company's revolving credit agreements at December 31, 2016.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$750.0	$236.2	0.95%	(D)	December 13, 2018	(E)
OG&E (C)	400.0	1.8	0.95%	(D)	December 13, 2018	(E)
Total	$1,150.0	$238.0	0.95%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2016.

(B)	This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In December 2011, OGE Energy and OG&E entered into unsecured revolving credit agreements in the aggregate of $1,150.0 million ($750.0 million for OGE Energy and $400.0 million for OG&E) which expire in December 2018. OGE Energy and OG&E expect to replace the existing agreements with new revolving credit agreements during 2017, under terms and conditions generally similar to the existing agreements.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.

11.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2016, the Company made a $20.0 million contribution to its Pension Plan. During 2015, the Company did not make any contributions to its Pension Plan. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2017.  Any contribution to the Pension Plan during 2017 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the quarter ended June 30, 2016, the Company experienced a settlement of its Supplemental

Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, the Company recorded pension settlement charges of $8.6 million during 2016. During 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $16.2 million in the third quarter of 2015 and $5.5 million in the fourth quarter of 2015. The pension settlement charges did not increase the Company’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2016 and 2015. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheets.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2016 was $608.0 million and $6.1 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2015 was $610.9 million and $24.6 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2016	2015	2016	2015	2016	2015
Change in Benefit Obligation
Beginning obligations	$680.0	$725.0	$25.1	$19.7	$225.3	$280.9
Service cost	15.8	16.1	0.3	1.3	0.8	1.5
Interest cost	25.5	26.1	0.4	0.7	9.5	10.3
Plan settlements	—	(60.7)	(20.6)	—	—	—
Participants' contributions	—	—	—	—	3.6	3.4
Actuarial (gains) losses	4.7	(11.3)	1.8	4.0	(7.6)	(55.1)
Benefits paid	(53.8)	(15.2)	—	(0.6)	(15.7)	(15.7)
Ending obligations	$672.2	$680.0	$7.0	$25.1	$215.9	$225.3

Change in Plans' Assets
Beginning fair value	$581.7	$679.8	$—	$—	$55.3	$59.6
Actual return on plans' assets	48.0	(22.2)	—	—	2.0	(0.5)
Employer contributions	20.0	—	20.6	0.6	7.9	8.5
Plan settlements	—	(60.7)	(20.6)	—	—	—
Participants' contributions	—	—	—	—	3.6	3.4
Benefits paid	(53.8)	(15.2)	—	(0.6)	(15.7)	(15.7)
Ending fair value	$595.9	$581.7	$—	$—	$53.1	$55.3
Funded status at end of year	$(76.3)	$(98.3)	$(7.0)	$(25.1)	$(162.8)	$(170.0)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$15.8	$16.1	$15.3	$0.3	$1.3	$1.1	$0.8	$1.5	$3.1
Interest cost	25.5	26.1	28.1	0.4	0.7	0.6	9.5	10.3	11.4
Expected return on plan assets	(41.5)	(46.0)	(45.3)	—	—	—	(2.3)	(2.4)	(2.4)
Amortization of net loss	16.5	18.0	14.3	0.7	0.6	0.2	2.6	13.9	12.3
Amortization of unrecognized prior service cost (A)	(0.1)	0.4	1.7	0.1	0.1	0.2	(8.8)	(16.5)	(16.5)
Curtailment	—	—	(0.2)	—	—	—	—	—	—
Settlement	—	21.7	—	8.6	—	—	—	—	—
Total net periodic benefit cost	16.2	36.3	13.9	10.1	2.7	2.1	1.8	6.8	7.9
Less: Amount paid by unconsolidated affiliates	5.1	4.2	3.2	0.3	0.1	0.1	0.2	1.3	1.3
Net periodic benefit cost (B)	$11.1	$32.1	$10.7	$9.8	$2.6	$2.0	$1.6	$5.5	$6.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $22.5 million, $40.2 million and $19.3 million of net periodic benefit cost recognized in 2016, 2015 and 2014, respectively, OG&E recognized the following:

•
a change in pension expense in 2016, 2015 and 2014 of $9.9 million, $(3.1) million and $11.2 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2016, 2015 and 2014 of $7.9 million, $5.8 million and $5.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
a deferral of pension expense in 2016 and 2015 of $0.1 million and $1.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $8.6 million and $21.7 million, respectively.

(In millions)	2016	2015	2014
Capitalized portion of net periodic pension benefit cost	$4.0	$5.0	$3.4
Capitalized portion of net periodic postretirement benefit cost	0.8	1.9	2.0

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2016	2015	2014	2016	2015	2014
Discount rate	4.00%	4.00%	3.80%	4.20%	4.25%	3.80%
Rate of return on plans' assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	6.75%	6.10%	7.85%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.48%
Ultimate trend year	N/A	N/A	N/A	2026	2026	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption was 7.50 percent in both 2016 and 2015, which was used in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 6.75 percent in 2017 with the rates trending downward to 4.50 percent by 2026.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2016	2015	2014
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.2	0.2	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2016	2015	2014
Effect on aggregate of the service and interest cost components	$—	$0.1	$0.1
Effect on accumulated postretirement benefit obligations	0.7	0.7	0.7

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

Projected Benefit Obligation Funded Status Thresholds	<90%	95%	100%	105%	110%	115%	120%
Fixed income	50%	58%	65%	73%	80%	85%	90%
Equity	50%	42%	35%	27%	20%	15%	10%
Total	100%	100%	100%	100%	100%	100%	100%

Within the portfolio's overall allocation to equities, the funds are allocated according to the guidelines in the table below.

Asset Class	Target Allocation	Minimum	Maximum
Domestic Large Cap Equity	40%	35%	60%
Domestic Mid-Cap Equity	15%	5%	25%
Domestic Small-Cap Equity	25%	5%	30%
International Equity	20%	10%	30%

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

Asset Class	Comparative Benchmark(s)
Active Duration Fixed Income	Bloomberg Barclays Aggregate
Long Duration Fixed Income	Duration blended Barclays Long Government/Credit & Barclays Universal
Equity Index	Standard & Poor's 500 Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-US

The fixed income managers are expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance.  Exposure to any single issuer, other than the U.S. government, its agencies, or its instrumentalities (which have no limits) is limited to five percent of the fixed income portfolio as measured by market value.  At least 75 percent of the invested assets must possess an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.  The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 15 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio.  The purchase of any of the Company's equity, debt or other securities is prohibited.

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

For all domestic equity investment managers, no more than five percent can be invested in any one stock at the time of purchase and no more than 10 percent after accounting for price appreciation. Options or financial futures may not be purchased unless prior approval of the Company's Investment Committee is received.  The purchase of securities on margin is prohibited as is securities lending.  Private placement or venture capital may not be purchased.  All interest and dividend payments must be swept on a daily basis into a short-term money market fund for re-deployment.  The purchase of any of the Company's equity, debt or other securities is prohibited.  The purchase of equity or debt issues of the portfolio manager's organization is also prohibited.  The aggregate positions in any company may not exceed one percent of the fair market value of its outstanding stock.

Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2016 and 2015. There were no Level 3 investments held by the Pension Plan at December 31, 2016 and 2015.

(In millions)	December 31, 2016	Level 1	Level 2	NAV
Common stocks	$237.1	$237.1	$—	$—
U.S. treasury notes and bonds (A)	122.3	122.3	—	—
Mortgage and asset-backed securities	59.2	—	59.2	—
Corporate fixed income and other securities	137.6	—	137.6	—
Commingled fund (B)	23.8	—	—	23.8
Foreign government bonds	5.2	—	5.2	—
U.S. municipal bonds	1.9	—	1.9	—
Money market fund	2.2	—	—	2.2
Mutual fund	9.0	9.0	—	—
Futures
U.S. Treasury futures (receivable)	10.7	—	10.7	—
U.S. Treasury futures (payable)	(2.3)	—	(2.3)	—
Cash collateral	0.3	0.3	—	—
Forward contracts
Receivable (foreign currency)	0.2	—	0.2	—
Total Plan investments	$607.2	$368.7	$212.5	$26.0
Receivable from broker for securities sold	—
Interest and dividends receivable	3.0
Payable to broker for securities purchased	(14.3)
Total Plan assets	$595.9

(In millions)	December 31, 2015	Level 1	Level 2	NAV
Common stocks	$208.2	$208.2	$—	$—
U.S. treasury notes and bonds (A)	158.9	158.9	—	—
Mortgage-backed securities	14.5	—	14.5	—
Corporate fixed income and other securities	140.2	—	140.2	—
Commingled fund (B)	24.4	—	—	24.4
Foreign government bonds	5.6	—	5.6	—
U.S. municipal bonds	4.9	—	4.9	—
Interest-bearing cash	0.4	0.4	—	—
Money market fund	11.7	—	—	11.7
Index fund	1.8	1.8	—	—
Mutual fund	24.3	24.3	—	—
Preferred stocks	0.3	0.3	—	—
Futures
U.S. Treasury futures (receivable)	17.6	—	17.6	—
U.S. Treasury futures (payable)	(12.4)	—	(12.4)	—
Forward contracts
Receivable (foreign currency)	0.1	—	0.1	—
Payable (foreign currency)	(0.1)	—	(0.1)	—
Total Plan investments	$600.4	$393.9	$170.4	$36.1
Receivable from broker for securities sold	—
Interest and dividends receivable	3.5
Payable to broker for securities purchased	(22.2)
Total Plan assets	$581.7

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

The three levels defined in the fair value hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan at the measurement date. Instruments classified as Level 1 include investments in common and preferred stocks, U.S. treasury notes and bonds, mutual funds, index funds and interest-bearing cash.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Instruments classified as Level 2 include corporate fixed income and other securities, mortgage-backed securities, a commingled fund, a common/collective trust, U.S. municipal bonds, foreign government bonds, money market fund, treasury futures contracts and forward contracts.

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

Plan Investments

The following tables summarize the postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2016 and 2015.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2016 and 2015.

(In millions)	December 31, 2016	Level 1	Level 3
Group retiree medical insurance contract (A)	$44.7	$—	$44.7
Mutual funds investment
U.S. equity investments	8.1	8.1	—
Cash	0.3	0.3	—
Total Plan investments	$53.1	$8.4	$44.7

(In millions)	December 31, 2015	Level 1	Level 3
Group retiree medical insurance contract (A)	$46.8	$—	$46.8
Mutual funds investment
U.S. equity investments	7.8	7.8	—
Money market funds investment	0.7	0.7	—
Total Plan investments	$55.3	$8.5	$46.8

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

Year ended December 31 (In millions)	2016
Group retiree medical insurance contract
Beginning balance	$46.8
Interest income	0.9
Dividend income	0.6
Net unrealized gains related to instruments held at the reporting date	0.2
Realized losses	(0.1)
Claims paid	(3.7)
Ending balance	$44.7

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2017	$14.0
2018	14.1
2019	14.1
2020	14.1
2021	14.1
After 2021	69.1

 The following table summarizes the benefit payments the Company expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2017	$48.7
2018	48.7
2019	51.9
2020	54.6
2021	55.7
After 2021	290.1

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  The Company's post-employment benefit obligation was $2.4 million and $1.5 million at December 31, 2016 and 2015, respectively.

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

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan.  The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates.  The Company contributed $11.9 million, $11.6 million and $15.2 million in 2016, 2015 and 2014, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2016, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's Common Stock. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

12.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy, and (ii) natural gas midstream operations segment. Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments for the years ended December 31, 2016, 2015 and 2014.

2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,259.2	$—	$—	$—	$2,259.2
Cost of sales	880.1	—	—	—	880.1
Other operation and maintenance	469.8	7.7	(11.9)	—	465.6
Depreciation and amortization	316.4	—	6.2	—	322.6
Taxes other than income	84.0	—	3.6	—	87.6
Operating income (loss)	508.9	(7.7)	2.1	—	503.3
Equity in earnings of unconsolidated affiliates	—	101.8	—	—	101.8
Other income (expense)	27.7	0.1	(4.3)	(0.2)	23.3
Interest expense	138.1	—	4.2	(0.2)	142.1
Income tax expense (benefit)	114.4	40.5	(6.8)	—	148.1
Net income	$284.1	$53.7	$0.4	$—	$338.2
Investment in unconsolidated affiliates	$—	$1,158.6	$—	$—	$1,158.6
Total assets	$8,669.4	$1,521.6	$89.0	$(340.4)	$9,939.6
Capital expenditures	$660.1	$—	$—	$—	$660.1

2015	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,196.9	$—	$—	$—	$2,196.9
Cost of sales	865.0	—	—	—	865.0
Other operation and maintenance	444.5	7.5	(0.4)	—	451.6
Depreciation and amortization	299.9	—	8.0	—	307.9
Taxes other than income	87.1	—	4.1	—	91.2
Operating income (loss)	500.4	(7.5)	(11.7)	—	481.2
Equity in earnings of unconsolidated affiliates (A)	—	15.5	—	—	15.5
Other income (expense)	20.0	0.4	0.9	(0.3)	21.0
Interest expense	146.7	—	2.6	(0.3)	149.0
Income tax expense (benefit)	104.8	(1.0)	(6.4)	—	97.4
Net income	$268.9	$9.4	$(7.0)	$—	$271.3
Investment in unconsolidated affiliates	$—	$1,194.4	$—	$—	$1,194.4
Total assets	$8,525.5	$1,439.5	$174.6	$(559.0)	$9,580.6
Capital expenditures	$551.6	$—	$(3.8)	$—	$547.8

(A)
In 2015, The Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of the goodwill impairment, as adjusted for the basis difference. See Note 3 for further discussion of Enable's goodwill impairment.

2014	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,453.1	$—	$—	$—	$2,453.1
Cost of sales	1,106.6	—	—	—	1,106.6
Other operation and maintenance	453.2	1.2	(14.8)	—	439.6
Depreciation and amortization	270.8	—	10.6	—	281.4
Taxes other than income	84.5	—	4.2	—	88.7
Operating income (loss)	538.0	(1.2)	—	—	536.8
Equity in earnings of unconsolidated affiliates	—	172.6	—	—	172.6
Other income (expense)	7.1	—	0.7	(0.2)	7.6
Interest expense	141.5	—	7.1	(0.2)	148.4
Income tax expense (benefit)	111.6	69.1	(7.9)	—	172.8
Net income	292.0	102.3	1.5	—	395.8
Investment in unconsolidated affiliates	$—	$1,318.2	$—	$—	$1,318.2
Total assets	$8,248.9	$1,461.2	$128.6	$(328.8)	$9,509.9
Capital expenditures	$565.4	$—	$10.8	$(6.9)	$569.3

13.	Commitments and Contingencies

Operating Lease Obligations
The Company has operating lease obligations expiring at various dates, primarily for OG&E railcar leases, OG&E wind farm land leases and the Company's noncancellable operating lease.  Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2017	2018	2019	2020	2021	After 2021	Total
Operating lease obligations
Railcars	$2.7	$1.7	$21.0	$—	$—	$—	$25.4
Wind farm land leases	2.5	2.5	2.5	2.9	2.9	43.5	56.8
Noncancellable operating lease	0.8	0.7	—	—	—	—	1.5
Total operating lease obligations	$6.0	$4.9	$23.5	$2.9	$2.9	$43.5	$83.7

Payments for operating lease obligations were $9.3 million, $7.7 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering approximately 1,250 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.3 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Noncancellable Operating Lease

On August 29, 2012, the Company executed a five-year lease agreement for office space from September 1, 2013 to August 31, 2018. This lease has rent escalations which increase after five years and allows for leasehold improvements.

Other Purchase Obligations and Commitments

The Company's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2017	2018	2019	2020	2021	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$77.1	$73.9	$66.5	$54.7	$51.0	$323.2
Expected cogeneration energy payments	37.7	37.5	38.9	40.7	44.4	199.2
Minimum fuel purchase commitments	236.2	49.3	36.2	24.6	24.6	370.9
Expected wind purchase commitments	59.0	57.9	56.6	57.1	57.5	288.1
Long-term service agreement commitments	2.2	28.4	22.2	2.4	2.4	57.6
Mustang Modernization expenditures	130.4	21.9	—	—	—	152.3
Environmental compliance plan expenditures	169.2	63.0	8.9	0.2	—	241.3
Total other purchase obligations and commitments	$711.8	$331.9	$229.3	$179.7	$179.9	$1,632.6

Public Utility Regulatory Policy Act of 1978

At December 31, 2016, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019 and a QF contract with AES-Shady Point, Inc. which expires on January 15, 2023.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MWs AES-Shady Point, Inc. QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2016, 2015 and 2014, OG&E made total payments to cogenerators of $124.8 million, $124.0 million and $129.4 million, respectively, of which $66.3 million, $69.5 million and $72.3 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Sales.

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

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2016, 2015 and 2014.

Year ended December 31 (In millions)	2016	2015	2014
CPV Keenan	$29.2	$26.7	$28.1
Edison Mission Energy	21.1	19.7	21.3
FPL Energy	3.4	3.2	3.6
NextEra Energy	7.3	7.0	7.8
Total wind power purchased	$61.0	$56.6	$60.8

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

Enable Gas Transportation Agreement

OG&E contracts with Enable for firm non-notice load following gas transportation services, under a five year contract. The contract will expire in April 2019. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the Dry Scrubber systems. The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under the "Pending Regulatory Matters" in Note 14.

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

A number of states, including Oklahoma, filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. The Company is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Siemens Contract

On June 15, 2015 OG&E entered into a contract with Siemens Energy Inc. for the purchase, design and engineering of seven simple-cycle gas turbine generators for $170.3 million associated with the Mustang Modernization Plan.

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

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2016, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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
On July 1, 2016, the Court upheld the FERC's decision requiring removal of the "right of first refusal" for incumbent transmission providers from the SPP Membership Agreement. The Court determined that the FERC had reasonably found the "right of first refusal" in the SPP Membership Agreement to be anticompetitive.

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

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with demand programs through the Oklahoma Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates. Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

Mustang Modernization Plan - Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  In July 2016, OG&E filed a motion to dismiss this proceeding and in August, the APSC approved the dismissal. OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines with 400 MWs of new, efficient combustion turbines at the Mustang site and approval for a recovery mechanism for the associated costs.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. The Company is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $547.5 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of December 31, 2016, OG&E had invested $208.7 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $424.9 million and expects the project to be completed in late 2017. As of December 31, 2016, OG&E had invested $187.8 million on the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Arkansas by October 1, 2017 and in Oklahoma by October 1, 2018.

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

The staff of the Oklahoma Attorney General made a recommendation to reduce rates $10.8 million based on a return on equity of 9.25 percent and a common equity percentage of 50 percent, as well as a recommendation to reduce rates $13.7 million based on a return on equity of 8.90 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Attorney General's recommendation is a reduction of $20.9 million to OG&E’s requested increase for depreciation and plant dismantlement.

The Oklahoma Industrial Energy Consumers recommended a $47.9 million annual rate decrease based on a return on equity of 9.00 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Industrial Energy Consumers' recommendation is a reduction of $52.5 million to OG&E’s requested increase for depreciation and plant dismantlement.

On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million which is subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case. As of December 31, 2016, the Company has recorded $39.0 million of revenues from the interim rate increase and has reserved $33.7 million of that revenue.

In December 2016, the ALJ issued a report and recommendations in the case. The ALJ's recommendations include, among other things, the use of OG&E's actual capital structure of 53 percent equity and 47 percent long-term debt and a return on equity of 9.87 percent resulting in an annual increase in OG&E's revenues of $40.7 million. The parties provided comments on the ALJ's report in early January 2017, and the OCC held hearings in early February 2017. The Company is unable to predict what action the OCC will take, or the timing of such action.

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management costs, and increased recovery of depreciation and dismantlement costs. A hearing in this matter is scheduled for the second quarter of 2017.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. A hearing in this Cause will be held on March 30, 2017.

15.	Quarterly Financial Data (Unaudited)

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

Quarter ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2016	$433.1	$551.4	$743.9	$530.8	$2,259.2
	2015	$480.1	$549.9	$719.8	$447.1	$2,196.9
Operating income	2016	$37.9	$125.9	$257.3	$82.2	$503.3
	2015	$56.4	$127.2	$250.8	$46.8	$481.2
Net income	2016	$25.2	$71.5	$183.6	$57.9	$338.2
	2015	$43.2	$87.5	$111.2	$29.4	$271.3
Basic earnings per average common share (A)	2016	$0.13	$0.35	$0.92	$0.29	$1.69
	2015	$0.22	$0.44	$0.55	$0.15	$1.36
Diluted earnings per average common share (A)	2016	$0.13	$0.35	$0.92	$0.29	$1.69
	2015	$0.22	$0.44	$0.55	$0.15	$1.36

(A)	Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OGE Energy Corp.

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company has a 25.7 percent interest at December 31, 2016. The Company’s investment in Enable constituted 11.7 percent and 12.5 percent of the Company’s total assets as of December 31, 2016 and 2015, respectively, and the Company’s equity earnings in the net income of Enable constituted 20.9 percent, 4.2 percent and 30.4 percent of the Company’s income before taxes for the years ended December 31, 2016, 2015 and 2014, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OGE Energy Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OGE Energy Corp.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 22, 2017

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.
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

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OGE Energy Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, OGE Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of capitalization of OGE Energy Corp. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2016 of OGE Energy Corp. and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 22, 2017

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's website address www.oge.com under the heading "Investors," "Investor Relations," "Corporate Governance."  The code of ethics will be provided, free of charge, upon request.  OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the location specified above.  OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 31, 2017.  Such proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

(i)	The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Balance Sheets at December 31, 2016 and 2015

•	Consolidated Statements of Capitalization at December 31, 2016 and 2015

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

(ii)	The financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.06

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

3.02	Copy of Amended OGE Energy Corp. By-laws dated February 22, 2017. (Filed as Exhibit 3.01 to OGE Energy's Form 8-K filed February 22, 2017 (File No. 1-12579) and incorporated by reference herein).
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

10.01
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 9, 2012 (File No. 1-12579) and incorporated by reference herein).

10.02
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.03
Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.04
Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.05*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).
10.06
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

10.07
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

10.08*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.09*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.10*
Form of Employment Agreement for all existing and future officers of the Company relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.11*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.12
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.13*
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

10.16
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.17
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 28, 2011 (File No. 1-12579) and incorporated by reference herein).

10.18*	Director Compensation.
10.19*	Executive Officer Compensation.
10.20
Fourth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated June 22, 2016 (Filed as Exhibit 10.01 to the Company's Form 8-K filed June 22, 2016 (File No. 1-12579) and incorporated by reference herein).

10.21
Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC, dated June 22, 2016(Filed as Exhibit 10.02 to the Company's Form 8-K filed June 22, 2016 (File No. 1-12579) and incorporated by reference herein).

10.22
Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.23
Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.24*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.25*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.26
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

10.27
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

10.28*
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).

10.29*
OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).

10.30*
Retention Agreement effective as of October 24, 2013, by and between OGE Enogex Holdings, LLC and E. Keith Mitchell (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).

10.31
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

10.32
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

10.33
Letter of extension dated as of September 8, 2014 for OGE Energy's credit agreement dated as of December 13, 2011, by and between OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 5, 2014 (File No. 1-12579) and incorporated by reference herein).

10.34
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

10.35*	Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan.
10.36*	Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan.
10.37	OGE Energy Corp. Deferred Compensation Plan (As amended and restated effective October 1, 2016.)
12.01	Calculation of Ratio of Earnings to Fixed Charges.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP.
23.02	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

99.04	Description of Capital Stock. (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein).
99.05	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2016.

99.06
Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2013 (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed November 12, 2014 (File No. 1-12579) and incorporated by reference herein).

99.07	Copy of the Report of Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein).
99.08
Copy of OCC Order relating to OG&E's environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

99.09
Copy of OG&E's Motion for Rehearing on its environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 15, 2015 (File No. 1-12579) and incorporated by reference herein).

99.10	Copy of OG&E's Application with the OCC for general rate case (Filed and Exhibit 99.02 to OGE Energy's Form 8-K filed December 23, 2015 (File No. 1-12579) and incorporated by reference herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2014
Reserve for Uncollectible Accounts	$1.9	$2.3	$2.6	$1.6
Balance at December 31, 2015
Reserve for Uncollectible Accounts	$1.6	$2.4	$2.6	$1.4
Balance at December 31, 2016
Reserve for Uncollectible Accounts	$1.4	$2.5	$2.4	$1.5

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 22, 2017.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 22, 2017

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 22, 2017

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 22, 2017

Frank A. Bozich	Director;
James H. Brandi	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
David L. Hauser	Director;
Kirk Humphreys	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 22, 2017