Form 10-Q
period 2017-09-30
OGE ENERGY CORP.
filed 2017-11-02
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

At September 30, 2017, there were 199,705,254 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASU	Financial Accounting Standards Board Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy Corp., collectively with its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 and early 2018 with 462 MWs of new, efficient combustion turbines at the Mustang site
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.7 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
Regional Haze Rule	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day

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

•
the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions Enable serves and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by Enable's gathering and processing business and transporting by Enable's interstate pipelines, including the impact of natural gas and NGLs prices on the level of drilling and production activities in the regions Enable serves;

•	business conditions in the energy and natural gas midstream industries, including the demand for natural gas, NGLs, crude oil and midstream services;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Company;

•	the impact on demand for our services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;

•	technological developments, changing markets and other factors that result in competitive disadvantages and create the potential for impairment of existing assets;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2017	2016	2017	2016
OPERATING REVENUES	$716.8	$743.9	$1,759.2	$1,728.4
COST OF SALES	255.7	269.8	696.5	645.4
OPERATING EXPENSES
Other operation and maintenance	117.7	113.1	356.5	354.6
Depreciation and amortization	76.9	82.2	207.2	240.8
Taxes other than income	23.2	21.5	68.4	66.5
Total operating expenses	217.8	216.8	632.1	661.9
OPERATING INCOME	243.3	257.3	430.6	421.1
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	33.6	34.5	98.6	79.5
Allowance for equity funds used during construction	11.8	3.9	27.2	9.2
Other income	15.0	5.7	34.1	18.9
Other expense	(2.0)	(3.3)	(9.3)	(10.8)
Net other income	58.4	40.8	150.6	96.8
INTEREST EXPENSE
Interest on long-term debt	38.7	35.8	113.8	107.3
Allowance for borrowed funds used during construction	(5.2)	(2.0)	(12.6)	(4.7)
Interest on short-term debt and other interest charges	2.4	1.6	6.8	5.1
Interest expense	35.9	35.4	108.0	107.7
INCOME BEFORE TAXES	265.8	262.7	473.2	410.2
INCOME TAX EXPENSE	82.4	79.1	149.0	129.9
NET INCOME	$183.4	$183.6	$324.2	$280.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.7	199.7	199.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.1	199.9	200.0	199.8
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.92	$0.92	$1.62	$1.40
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.92	$0.92	$1.62	$1.40
DIVIDENDS DECLARED PER COMMON SHARE	$0.33250	$0.30250	$0.93750	$0.85250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$183.4	$183.6	$324.2	$280.3
Other comprehensive income (loss), net of tax
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.5, $0.4, $1.3 and $1.2, respectively	0.6	0.8	2.0	2.3
Settlement cost, net of tax of $0.0, $0.0, $0.0 and $3.2, respectively	—	—	—	5.0
Postretirement Benefit Plans:
Prior service cost arising during the period, net of tax of $4.1, $0.0, $4.1 and $0.0, respectively	6.7	—	6.7	—
Amortization of prior service cost, net of tax of ($0.2), ($0.2), ($0.2) and ($0.7), respectively	(0.2)	(0.4)	(0.2)	(1.2)
Settlement cost, net of tax of $0.2, $0.0, $0.2 and $0.0, respectively	0.5	—	0.5	—
Other comprehensive income, net of tax	7.6	0.4	9.0	6.1
Comprehensive income	$191.0	$184.0	$333.2	$286.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$324.2	$280.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	207.2	240.8
Deferred income taxes and investment tax credits, net	152.1	134.2
Equity in earnings of unconsolidated affiliates	(98.6)	(79.5)
Distributions from unconsolidated affiliates	98.6	79.9
Allowance for equity funds used during construction	(27.2)	(9.2)
Stock-based compensation	4.7	3.2
Regulatory assets	10.9	(10.5)
Regulatory liabilities	(0.6)	(9.8)
Other assets	(2.0)	18.0
Other liabilities	(70.8)	(19.8)
Change in certain current assets and liabilities
Accounts receivable, net	(87.2)	(51.9)
Accrued unbilled revenues	(10.1)	(17.5)
Fuel, materials and supplies inventories	4.1	30.9
Fuel clause under recoveries	15.8	(0.5)
Other current assets	26.8	(13.1)
Accounts payable	(29.1)	(90.6)
Fuel clause over recoveries	—	(59.9)
Other current liabilities	(55.1)	1.9
Net cash provided from operating activities	463.7	426.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(662.8)	(466.7)
Investment in unconsolidated affiliates	(5.2)	—
Return of capital - equity method investments	7.3	25.9
Proceeds from sale of assets	0.4	0.3
Net cash used in investing activities	(660.3)	(440.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	592.3	—
Increase (decrease) in short-term debt	(89.7)	213.2
Payment of long-term debt	(125.1)	(110.1)
Dividends paid on common stock	(181.2)	(164.7)
Net cash provided from (used in) financing activities	196.3	(61.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.3)	(75.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.3	75.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$0.3
Accounts receivable, less reserve of $1.5 and $1.5, respectively	261.5	173.0
Accounts receivable - unconsolidated affiliates	1.2	2.5
Accrued unbilled revenues	69.8	59.7
Income taxes receivable	17.0	19.4
Fuel inventories	77.2	79.8
Materials and supplies, at average cost	80.2	81.7
Fuel clause under recoveries	35.5	51.3
Other	57.4	81.8
Total current assets	599.8	549.5
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,158.1	1,158.6
Other	76.4	73.6
Total other property and investments	1,234.5	1,232.2
PROPERTY, PLANT AND EQUIPMENT
In service	10,890.3	10,690.0
Construction work in progress	893.9	495.1
Total property, plant and equipment	11,784.2	11,185.1
Less accumulated depreciation	3,584.3	3,488.9
Net property, plant and equipment	8,199.9	7,696.2
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	373.4	404.8
Other	56.1	56.9
Total deferred charges and other assets	429.5	461.7
TOTAL ASSETS	$10,463.7	$9,939.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$146.5	$236.2
Accounts payable	145.5	205.4
Dividends payable	66.4	60.4
Customer deposits	79.5	77.7
Accrued taxes	60.2	41.3
Accrued interest	39.0	40.4
Accrued compensation	30.3	45.1
Long-term debt due within one year	349.7	224.7
Other	36.4	96.0
Total current liabilities	953.5	1,027.2
LONG-TERM DEBT	2,749.5	2,405.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	185.8	274.8
Deferred income taxes	2,465.9	2,334.5
Regulatory liabilities	331.7	299.7
Other	160.5	153.8
Total deferred credits and other liabilities	3,143.9	3,062.8
Total liabilities	6,846.9	6,495.8
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,110.5	1,105.8
Retained earnings	2,526.6	2,367.3
Accumulated other comprehensive loss, net of tax	(20.3)	(29.3)
Total stockholders' equity	3,616.8	3,443.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,463.7	$9,939.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$2.0	$1,103.8	$2,367.3	$(29.3)	$3,443.8
Cumulative effect of change in accounting principle	—	—	22.3	—	22.3
Net income	—	—	324.2	—	324.2
Other comprehensive income, net of tax	—	—	—	9.0	9.0
Dividends declared on common stock	—	—	(187.2)	—	(187.2)
Stock-based compensation	—	4.7	—	—	4.7
Balance at September 30, 2017	$2.0	$1,108.5	$2,526.6	$(20.3)	$3,616.8

Balance at December 31, 2015	$2.0	$1,099.3	$2,259.8	$(35.1)	$3,326.0
Net income	—	—	280.3	—	280.3
Other comprehensive income, net of tax	—	—	—	6.1	6.1
Dividends declared on common stock	—	—	(170.3)	—	(170.3)
Stock-based compensation	—	3.1	—	—	3.1
Balance at September 30, 2016	$2.0	$1,102.4	$2,369.8	$(29.0)	$3,445.2

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2017 and December 31, 2016, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2017 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2016 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2017	2016
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$38.3	$51.0
Fuel clause under recoveries	35.5	51.3
SPP cost tracker under recovery (A)	7.8	10.0
Other (A)	2.6	9.5
Total current regulatory assets	$84.2	$121.8
Non-current
Benefit obligations regulatory asset	$189.0	$232.6
Income taxes recoverable from customers, net	76.3	62.3
Deferred storm expenses	43.3	35.7
Smart Grid	34.7	43.2
Unamortized loss on reacquired debt	12.5	13.4
Other	17.6	17.6
Total non-current regulatory assets	$373.4	$404.8
Regulatory Liabilities
Current
Other (B)	$3.3	$12.3
Total current regulatory liabilities	$3.3	$12.3
Non-current
Accrued removal obligations, net	$282.0	$262.8
Pension tracker	40.4	35.5
Other	9.3	1.4
Total non-current regulatory liabilities	$331.7	$299.7

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at September 30, 2017 as presented in Note 11. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

The following table summarizes changes to the Company's asset retirement obligations during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
(In millions)	2017	2016
Balance at January 1	$69.6	$63.3
Accretion expense	2.3	2.1
Liabilities settled	—	(0.2)
Revisions in estimated cash flows	2.4	—
Balance at September 30	$74.3	$65.2

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the nine months ended September 30, 2017 and 2016. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net income (loss)	Prior service cost	Net income	Prior service cost	Total
Balance at December 31, 2016	$(32.1)	$0.1	$2.7	$—	$(29.3)
Other comprehensive income before reclassifications	—	—	—	6.7	6.7
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	—	—	(0.2)	1.8
Settlement cost	—	—	0.5	—	0.5
Net current period other comprehensive income	2.0	—	0.5	6.5	9.0
Balance at September 30, 2017	$(30.1)	$0.1	$3.2	$6.5	$(20.3)

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net income (loss)	Prior service cost	Net income	Prior service cost	Total
Balance at December 31, 2015	$(39.2)	$0.1	$2.5	$1.5	$(35.1)
Amounts reclassified from accumulated other comprehensive income (loss)	2.3	—	—	(1.2)	1.1
Settlement cost	5.0	—	—	—	5.0
Net current period other comprehensive income (loss)	7.3	—	—	(1.2)	6.1
Balance at September 30, 2016	$(31.9)	$0.1	$2.5	$0.3	$(29.0)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three and nine months ended September 30, 2017 and 2016.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Amortization of Pension Plan and Restoration of Retirement Income Plan items
Actuarial losses (A)	$(1.1)	$(1.2)	$(3.3)	$(3.5)	Other Operation and Maintenance Expense
Settlement (A)	—	—	—	(8.2)	Other Operation and Maintenance Expense
	(1.1)	(1.2)	(3.3)	(11.7)	Income Before Taxes
	(0.5)	(0.4)	(1.3)	(4.4)	Income Tax Expense
	$(0.6)	$(0.8)	$(2.0)	$(7.3)	Net Income

Amortization of postretirement benefit plan items
Prior service credit (A)	$0.4	$0.6	$0.4	$1.9	Other Operation and Maintenance Expense
Settlement (A)	(0.7)	—	(0.7)	—	Other Operation and Maintenance Expense
	(0.3)	0.6	(0.3)	1.9	Income Before Taxes
	—	0.2	—	0.7	Income Tax Expense
	$(0.3)	$0.4	$(0.3)	$1.2	Net Income

Total reclassifications for the period, net of tax	$(0.9)	$(0.4)	$(2.3)	$(6.1)	Net Income

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 2017. The Company has assessed the effect of this new guidance on its tariff-based sales, bundled arrangements and alternative revenue program and is not aware of any issues that would have a material impact on the timing of revenue recognition. The new standard will not have a material impact on the Company's results of operations and financial position but will change the income statement presentation of revenues and require new disclosures. The Company does not intend to early adopt the new guidance and will implement in the first quarter of 2018 utilizing the modified retrospective transition method.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-to-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has started evaluating its current lease contracts. The Company has not determined the amount of impact on its Condensed Consolidated Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

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
Enable completed an initial public offering resulting in Enable becoming a publicly traded Master Limited Partnership in April 2014. At September 30, 2017, the Company owned 111.0 million common units, or 25.7 percent of Enable's outstanding common units. Prior to August 30, 2017, 68.2 million of the 111.0 million common units were subordinated. The subordination period began on the closing date of Enable's initial public offering and extended until the first business day following the distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. On August 30, 2017, the first day following the payment of the cash distribution for common and subordinated units for the second quarter of 2017, the subordination period expired for the Company's 68.2 million subordinated units.

On October 31, 2017, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common and subordinated units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $35.3 million during both the three months ended September 30, 2017 and 2016 and $105.9 million during both the nine months ended September 30, 2017 and 2016.

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

On July 15, 2017, CenterPoint and its wholly owned subsidiary, CenterPoint Energy Resources Corp., provided a third notice to the Company of CenterPoint's solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Resources Corp. On August 14, 2017, under the terms of right of first offer, the Company submitted to CenterPoint another proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in the general partner of Enable and all of the common units and subordinated units of Enable owned by CenterPoint. The Company did not receive a reply from CenterPoint within the required timeframe. In accordance with the provisions of the partnership agreement, CenterPoint has until January 11, 2018 to solicit additional offers in excess of the Company's offer.

If the Company's August 14, 2017 proposal had been accepted by CenterPoint, and if the transaction contemplated by the proposal was in fact consummated, the Company anticipated that the third party would, as a result of such transaction, become the owner of all or substantially all of the securities subject to the right of first offer. The Company's ownership interest in Enable would not have materially changed as a result of such transaction; therefore, the Company would not have been required to consolidate the financial results of Enable with the financial results of the Company.

The Company cannot predict what future actions CenterPoint will take, if any, associated with their ownership interest in Enable.

Related Party Transactions

Operating costs charged and related party transactions between the Company and its affiliate, Enable, are discussed below.

In connection with the formation of Enable, the Company and Enable entered into a Services Agreement, an Employee Transition Agreement and other agreements whereby the Company agreed to provide certain support services to Enable, such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. As of December 31, 2015, Enable terminated all support services except certain information technology, payroll and benefits administration. The remaining services automatically extended for another year on May 1, 2017. Under these agreements, the Company charged operating costs to Enable of $0.7 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively. The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

The Company agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October 2014, the Company, CenterPoint and Enable agreed to continue the secondment to Enable of 192 employees that participate in the Company's defined benefit and retirement plans beyond December 31, 2014. The Company billed Enable for reimbursement of $6.2 million and $6.6 million during the three months ended September 30, 2017 and 2016, respectively, and $23.5 million and $21.8 million for the nine months ended September 30, 2017 and 2016, respectively, under the Transitional Seconding Agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $14.5 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 day notice.

The Company had accounts receivable from Enable for amounts billed for transitional services, including the cost of seconded employees, of $2.2 million as of September 30, 2017 and $2.7 million as of December 31, 2016.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Operating revenues:
Electricity to power electric compression assets	$4.5	$3.7	$10.0	$9.0
Cost of sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.3
Natural gas purchases (sales)	0.4	4.4	(0.4)	11.3

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

	September 30,	December 31,
Balance Sheet	2017	2016
(In millions)
Current assets	$446	$396
Non-current assets	10,816	10,816
Current liabilities	831	362
Non-current liabilities	2,740	3,056

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2017	2016	2017	2016
(In millions)
Operating revenues	$705	$620	$1,997	$1,658
Cost of natural gas and NGLs	349	268	936	717
Operating income	137	139	399	299
Net income	104	110	301	231

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

The Company recorded equity in earnings of unconsolidated affiliates of $33.6 million and $34.5 million for the three months ended September 30, 2017 and 2016, respectively, and $98.6 million and $79.5 million for the nine months ended September 30, 2017 and 2016, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable. The basis difference is being amortized over approximately 30 years, which is the average life of the assets to which the basis difference is attributed, beginning in May 2013. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described below.

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	2017	2016	2017	2016
(In millions)
Enable net income	$104.0	$110.1	$301.0	$230.8
Distributions senior to limited partners	—	(9.1)	—	(9.1)
Differences due to timing of OGE Energy and Enable accounting close	—	3.0	—	(7.2)
Enable net income used to calculate OGE Energy's equity in earnings	$104.0	$104.0	$301.0	$214.5
OGE Energy's percent ownership at period end	25.7%	26.3%	25.7%	26.3%
OGE Energy's portion of Enable net income	$26.5	$27.3	$77.2	$55.9
Impairments recognized by Enable associated with OGE Energy's basis differences	—	—	—	1.8
OGE Energy's share of Enable net income	$26.5	$27.3	$77.2	$57.7
Amortization of basis difference	2.8	2.9	8.5	8.8
Elimination of Enable fair value step up	4.3	4.3	12.9	13.0
Equity in earnings of unconsolidated affiliates	$33.6	$34.5	$98.6	$79.5

The difference between the OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $721.4 million as of September 30, 2017. The following table reconciles the basis difference in Enable from December 31, 2016 to September 30, 2017.

(In millions)
Basis difference as of December 31, 2016	$743.7
Change in Enable basis difference	(0.9)
Amortization of basis difference	(8.5)
Elimination of Enable fair value step up	(12.9)
Basis difference as of September 30, 2017	$721.4

4.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of the Company's financial instruments at September 30, 2017 and December 31, 2016.

	September 30,		December 31,
	2017		2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year)
Senior Notes	$2,854.1	$3,179.4	$2,385.5	$2,657.2
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.7	9.6	9.9	9.5
OGE Energy Senior Notes	100.0	100.0	99.7	99.9

5.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2017 and 2016 related to the Company's performance units and restricted stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Performance units
Total shareholder return	$1.6	$1.2	$4.9	$3.4
Earnings per share	(1.4)	(1.3)	(0.2)	(0.3)
Total performance units	0.2	(0.1)	4.7	3.1
Restricted stock	0.1	—	0.1	0.1
Total compensation expense	$0.3	$(0.1)	$4.8	$3.2
Income tax benefit	$0.1	$—	$1.9	$1.3

During the three and nine months ended September 30, 2017, the Company issued an immaterial number of shares to satisfy restricted stock grants.

6.	Income Taxes

The Company files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2014 or state and local tax examinations by tax authorities for years prior to 2013.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

7.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2017	2016	2017	2016
Net income	$183.4	$183.6	$324.2	$280.3
Average common shares outstanding:
Basic average common shares outstanding	199.7	199.7	199.7	199.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.4	0.2	0.3	0.1
Diluted average common shares outstanding	200.1	199.9	200.0	199.8
Basic earnings per average common share	$0.92	$0.92	$1.62	$1.40
Diluted earnings per average common share	$0.92	$0.92	$1.62	$1.40
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.	Long-Term Debt

At September 30, 2017, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.65%	-	1.03%	Garfield Industrial Authority, January 1, 2025	$47.0
0.65%	-	0.97%	Muskogee Industrial Authority, January 1, 2025	32.4
0.66%	-	0.98%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund ongoing capital expenditures and for working capital.

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

As of September 30, 2017, the Company had $146.5 million of short-term debt as compared to $236.2 million at December 31, 2016. The following table provides information regarding the Company's revolving credit agreements at September 30, 2017.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$146.5	1.43%	(D)	March 8, 2022
OG&E (C)	450.0	0.3	0.95%	(D)	March 8, 2022
Total	$900.0	$146.8	1.43%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2017.

(B)	This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

10.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Consolidated Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2017 (B)	2016 (B)	2017 (C)	2016 (C)	2017 (B)	2016 (B)	2017 (C)	2016 (C)
Service cost	$3.9	$4.0	$11.6	$11.9	$—	$—	$0.2	$0.2
Interest cost	6.5	6.4	19.6	19.1	0.1	0.1	0.2	0.3
Expected return on plan assets	(10.7)	(10.4)	(32.0)	(31.1)	—	—	—	—
Amortization of net loss	4.4	4.1	13.1	12.3	0.1	0.2	0.3	0.5
Amortization of unrecognized prior service cost (A)	—	(0.1)	—	(0.1)	0.1	0.1	0.1	0.1
Settlement	—	—	—	—	—	—	—	8.7
Total net periodic benefit cost	4.1	4.0	12.3	12.1	0.3	0.4	0.8	9.8
Less: Amount paid by unconsolidated affiliates	1.2	1.3	2.9	3.8	—	0.1	—	0.3
Net periodic benefit cost (net of unconsolidated affiliates)	$2.9	$2.7	$9.4	$8.3	$0.3	$0.3	$0.8	$9.5

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.2 million and $3.0 million of net periodic benefit cost recognized during the three months ended September 30, 2017 and 2016, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2017 and 2016 of $2.7 million and $2.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1).

(C)	In addition to the $10.2 million and $17.8 million of net periodic benefit cost recognized during the nine months ended September 30, 2017 and 2016, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2017 and 2016 of $8.5 million and $7.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1);

•	a deferral of pension expense during the nine months ended September 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013;

•
a deferral of pension expense during the nine months ended September 30, 2016 of $0.6 million related to the pension settlement charge of $8.7 million, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the nine months ended September 30, 2016 of $0.1 million related to the Arkansas jurisdictional portion of the pension settlement charge of $8.7 million.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017 (B)	2016 (B)	2017 (C)	2016 (C)
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	1.6	2.4	5.9	7.1
Expected return on plan assets	(0.6)	(0.6)	(1.7)	(1.7)
Amortization of net loss	0.5	0.6	1.3	1.9
Amortization of unrecognized prior service cost (A)	(1.4)	(2.1)	(1.4)	(6.5)
Settlement	0.6	—	0.6	—
Total net periodic benefit cost	0.8	0.5	5.2	1.4
Less: Amount paid by unconsolidated affiliates	(0.1)	—	0.5	0.1
Net periodic benefit cost (net of unconsolidated affiliates)	$0.9	$0.5	$4.7	$1.3

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.9 million and $0.5 million of net periodic benefit cost recognized during the three months ended September 30, 2017 and 2016, respectively, OG&E recognized an increase in postretirement medical expense of $1.9 million in both the three months ended September 30, 2017 and 2016 to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.7 million and $1.3 million of net periodic benefit cost recognized during the nine months ended September 30, 2017 and 2016, respectively, OG&E recognized an increase in postretirement medical expense in the nine months ended September 30, 2017 and 2016 of $3.9 million and $5.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Capitalized portion of net periodic pension benefit cost	$1.0	$1.0	$3.3	$3.0
Capitalized portion of net periodic postretirement benefit cost	0.1	0.2	1.3	0.6

Pension Plan Funding

In August 2017, the Company contributed $20.0 million to its Pension Plan. No additional contributions are expected in 2017.

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

In August 2017, the Company adopted an amendment to the retiree medical plan.  Effective January 1, 2018, the Company will reduce the amount of supplemental Medicare coverage for Medicare-eligible retirees, providing a fixed stipend based on current market analysis in August 2017. The Company will continue to allow those Medicare-eligible retirees to acquire coverage from a company-provided third-party administrator. The effect of these plan amendments is reflected in the Company’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $42.9 million.

In August 2017, the Company settled the retiree life plan in its entirety and paid $26.4 million to participants in August 2017. No gain or loss was recognized upon settlement, and the effect of the settlement is reflected in the Company’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction in the benefit obligation of $27.9 million and related other comprehensive income and regulatory asset of $2.1 million.

11.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$716.8	$—	$—	$—	$716.8
Cost of sales	255.7	—	—	—	255.7
Other operation and maintenance	120.2	(0.8)	(1.7)	—	117.7
Depreciation and amortization	76.2	—	0.7	—	76.9
Taxes other than income	21.7	0.5	1.0	—	23.2
Operating income	243.0	0.3	—	—	243.3
Equity in earnings of unconsolidated affiliates	—	33.6	—	—	33.6
Other income	24.7	—	0.3	(0.2)	24.8
Interest expense	34.5	—	1.6	(0.2)	35.9
Income tax expense (benefit)	71.7	12.6	(1.9)	—	82.4
Net income	$161.5	$21.3	$0.6	$—	$183.4
Investment in unconsolidated affiliates	$—	$1,152.9	$5.2	$—	$1,158.1
Total assets	$9,230.9	$1,503.9	$87.1	$(358.2)	$10,463.7

Three Months Ended September 30, 2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$743.9	$—	$—	$—	$743.9
Cost of sales	269.8	—	—	—	269.8
Other operation and maintenance	115.2	(0.1)	(2.0)	—	113.1
Depreciation and amortization	80.8	—	1.4	—	82.2
Taxes other than income	20.9	—	0.6	—	21.5
Operating income	257.2	0.1	—	—	257.3
Equity in earnings of unconsolidated affiliates	—	34.5	—	—	34.5
Other income	6.0	—	0.3	—	6.3
Interest expense	34.3	—	1.1	—	35.4
Income tax expense (benefit)	69.0	12.1	(2.0)	—	79.1
Net income	$159.9	$22.5	$1.2	$—	$183.6
Investment in unconsolidated affiliates	$—	$1,168.0	$—	$—	$1,168.0
Total assets	$8,511.5	$1,503.1	$93.3	$(323.9)	$9,784.0

Nine Months Ended September 30, 2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,759.2	$—	$—	$—	$1,759.2
Cost of sales	696.5	—	—	—	696.5
Other operation and maintenance	362.8	(0.5)	(5.8)	—	356.5
Depreciation and amortization	204.6	—	2.6	—	207.2
Taxes other than income	64.2	1.0	3.2	—	68.4
Operating income (loss)	431.1	(0.5)	—	—	430.6
Equity in earnings of unconsolidated affiliates	—	98.6	—	—	98.6
Other income (expense)	53.2	0.1	(1.0)	(0.3)	52.0
Interest expense	103.7	—	4.6	(0.3)	108.0
Income tax expense (benefit)	116.7	38.6	(6.3)	—	149.0
Net income	$263.9	$59.6	$0.7	$—	$324.2
Investment in unconsolidated affiliates	$—	$1,152.9	$5.2	$—	$1,158.1
Total assets	$9,230.9	$1,503.9	$87.1	$(358.2)	$10,463.7

Nine Months Ended September 30, 2016	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,728.4	$—	$—	$—	$1,728.4
Cost of sales	645.4	—	—	—	645.4
Other operation and maintenance	356.3	7.9	(9.6)	—	354.6
Depreciation and amortization	235.9	—	4.9	—	240.8
Taxes other than income	63.6	—	2.9	—	66.5
Operating income (loss)	427.2	(7.9)	1.8	—	421.1
Equity in earnings of unconsolidated affiliates	—	79.5	—	—	79.5
Other income (expense)	18.3	—	(0.8)	(0.2)	17.3
Interest expense	104.8	—	3.1	(0.2)	107.7
Income tax expense (benefit)	102.4	31.5	(4.0)	—	129.9
Net income	$238.3	$40.1	$1.9	$—	$280.3
Investment in unconsolidated affiliates	$—	$1,168.0	$—	$—	$1,168.0
Total assets	$8,511.5	$1,503.1	$93.3	$(323.9)	$9,784.0

12.	Commitments and Contingencies

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

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. On October 12, 2017, the OCC issued an order, finding that, for the calendar year 2015, OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

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

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of September 30, 2017, OG&E had invested $352.7 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in early 2018. As of September 30, 2017, OG&E had invested $306.0 million in the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Oklahoma by October 1, 2018 and in Arkansas by October 31, 2018.

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

On March 20, 2017, the OCC held hearings and issued an order. The order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain recommendations set forth in the ALJ report, it differs in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from current rates on an annual basis, (iii) recovery of 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the March 2017 order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of September 30, 2017, OG&E had refunded $45.6 million of the $47.5 million expected refund from the interim rate increase. Additionally, OG&E has reserved $5.6 million, pending resolution of a dispute with PUD staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 20, 2017 rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $38.3 million as disclosed in Note 1. OG&E is unable to predict what actions the OCC may take regarding the unrecovered lost revenue or the timing of any actions. The remaining reserve for the interim rate refund and the lost revenues reserve are included in Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing date of March 29, 2018 has been scheduled.

Mustang Modernization Plan - Arkansas

On August 15, 2017, OG&E filed for a determination with the APSC that the Mustang facility is in the public's interest. The filing does not seek recovery for any costs associated with the Mustang Modernization Plan, as request for recovery of costs will take place with the first formula rate filing expected to be made in October 2018.

Oklahoma Rate Case Filing - 2017

OG&E intends to file a general rate case in Oklahoma with the OCC during the fourth quarter of 2017. The rate case will be based on a September 30, 2017 test year.

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

Summary of Operating Results
Three Months Ended September 30, 2017 as compared to Three Months Ended September 30, 2016

Net income was $183.4 million, or $0.92 per diluted share, during the three months ended September 30, 2017 as compared to $183.6 million, or $0.92 per diluted share, during the same period in 2016. The decrease in net income of $0.2 million during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to:

•
an increase in net income at OG&E of $1.6 million, or $0.01 per diluted share of the Company's common stock, primarily due to higher net other income and lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates as discussed in Note 13, partially offset by lower gross margin primarily due to milder weather, higher operation and maintenance expense and higher income tax expense; partially offset by

•
a decrease in net income at OGE Holdings of $1.2 million, or $0.01 per diluted share of the Company's common stock, primarily due to a decrease of equity in earnings of Enable and higher income tax expense; and

•	a decrease in net income of other operations of $0.6 million primarily due to higher interest expense.

Nine Months Ended September 30, 2017 as compared to Nine Months Ended September 30, 2016

Net income was $324.2 million, or $1.62 per diluted share, during the nine months ended September 30, 2017 as compared to $280.3 million, or $1.40 per diluted share, during the same period in 2016. The increase in net income of $43.9 million, or $0.22 per diluted share, during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to:

•
an increase in net income at OG&E of $25.6 million, or $0.13 per diluted share of the Company's common stock, primarily due to higher net other income and lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates, partially offset by lower gross margin primarily due to milder weather, higher income tax expense and higher operation and maintenance expense; and

•
an increase in net income at OGE Holdings of $19.5 million, or $0.10 per diluted share of the Company's common stock, primarily due to an increase of equity in earnings of Enable and lower other operation and maintenance expense resulting from the 2016 settlement of the Supplemental Executive Retirement Plan and the Restoration of Retirement Income Plan, partially offset by higher income tax expense and higher taxes other than income; partially offset by

•
a decrease in net income of other operations of $1.2 million, or $0.01 per diluted share of the Company's common stock, primarily due to higher other operation and maintenance expense and higher interest expense, partially offset by lower depreciation and amortization expense and higher income tax benefit.

Recent Developments and Regulatory Matters

As discussed in Note 13, on March 20, 2017, the OCC issued an order in OG&E's general rate case. The order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain of the recommendations set forth in the ALJ report, it differs in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from current rates on an annual basis, (iii) recovery of only 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the March 2017 order, OG&E recorded in the first quarter of 2017 adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of September 30, 2017, OG&E had refunded $45.6 million of the $47.5 million expected refund from the interim rate increase. Additionally, OG&E has reserved $5.6 million, pending resolution of a dispute with PUD staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 20, 2017 rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $38.3 million as disclosed in Note 1. OG&E is unable to predict what actions the OCC may take regarding the unrecovered lost revenue or the timing of any actions. The remaining reserve for the interim rate refund and the lost revenues reserve are included in Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets.

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

2017 Outlook

Except for items identified below, all other earnings guidance assumptions remain the same as issued in the Company's Form 10-Q for the period ending March 31, 2017.

OG&E

The Company projects OG&E earnings guidance to be between $300 million to $304 million of net income or $1.50 to $1.52 per average diluted share in 2017, changed from the previously issued earnings guidance at the low end of the earnings range of $316 million to $340 million of net income or $1.58 to $1.70 per average diluted share in 2017 and based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	gross margin on revenues of approximately $1.359 billion to $1.362 billion on a weather adjusted basis;

•	operating expenses of approximately $851 million to $854 million with operation and maintenance expenses approximately 57 percent of the total;

•	interest expense of approximately $140 million which assumes a $17 million allowance for borrowed funds used during construction reduction to interest expense; and

•	other income of approximately $69 million including approximately $36 million of allowance for equity funds used during construction.

OGE Enogex Holdings LLC

The Company projects the earnings contribution from its ownership interest in Enable to be unchanged between approximately $70 million to $78 million or $0.35 to $0.39 per average diluted share and receive approximately $140 million in cash distributions.

Consolidated OGE Energy

The Company projects 2017 earnings guidance to be between $370 million to $388 million of net income, or $1.85 to $1.91 per average diluted share, changed from the previously issued earnings guidance to be at the lower end of the earnings range of $386 million to $418 million of net income, or $1.93 to $2.09 per average diluted share and is based on the following assumptions:

•	approximately 200 million average diluted shares outstanding; and

•	an effective tax rate of approximately 32 percent.

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

Reconciliation of Gross Margin to Revenue

Detailed below is a reconciliation of gross margin to revenue included in the 2017 Outlook.

(In millions)	Twelve Months Ended December 31, 2017 (A)
Operating revenues	$2,206.0
Fuel and purchased power	846.0
Gross margin	$1,360.0

(A)	Based on the midpoint of OG&E earnings guidance for 2017.

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

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 and the Company's consolidated financial position at September 30, 2017. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.  The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2017	2016	2017	2016
Net income	$183.4	$183.6	$324.2	$280.3
Basic average common shares outstanding	199.7	199.7	199.7	199.7
Diluted average common shares outstanding	200.1	199.9	200.0	199.8
Basic earnings per average common share	$0.92	$0.92	$1.62	$1.40
Diluted earnings per average common share	$0.92	$0.92	$1.62	$1.40
Dividends declared per common share	$0.33250	$0.30250	$0.93750	$0.85250

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net income (loss)
OG&E (Electric Utility)	$161.5	$159.9	$263.9	$238.3
OGE Holdings (Natural Gas Midstream Operations)	21.3	22.5	59.6	40.1
Other Operations (A)	0.6	1.2	0.7	1.9
Consolidated net income	$183.4	$183.6	$324.2	$280.3

(A)	Other Operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Operating revenues	$716.8	$743.9	$1,759.2	$1,728.4
Cost of sales	255.7	269.8	696.5	645.4
Other operation and maintenance	120.2	115.2	362.8	356.3
Depreciation and amortization	76.2	80.8	204.6	235.9
Taxes other than income	21.7	20.9	64.2	63.6
Operating income	243.0	257.2	431.1	427.2
Allowance for equity funds used during construction	11.8	3.9	27.2	9.2
Other income	13.4	2.9	27.5	11.3
Other expense	0.5	0.8	1.5	2.2
Interest expense	34.5	34.3	103.7	104.8
Income tax expense	71.7	69.0	116.7	102.4
Net income	$161.5	$159.9	$263.9	$238.3
Operating revenues by classification
Residential	$295.1	$351.9	$700.0	$750.0
Commercial	174.2	188.4	450.6	434.2
Industrial	58.0	60.4	156.3	147.4
Oilfield	43.4	47.3	124.6	118.4
Public authorities and street light	60.6	66.8	159.4	154.4
Sales for resale	—	—	0.1	0.2
System sales revenues	631.3	714.8	1,591.0	1,604.6
Provision for rate refund	29.2	(21.0)	25.0	(21.0)
Integrated market	14.0	13.2	16.8	33.0
Other	42.3	36.9	126.4	111.8
Total operating revenues	$716.8	$743.9	$1,759.2	$1,728.4
Reconciliation of gross margin to revenue
Operating revenues	$716.8	$743.9	$1,759.2	$1,728.4
Cost of sales	255.7	269.8	696.5	645.4
Gross margin	$461.1	$474.1	$1,062.7	$1,083.0
MWh sales by classification (In millions)
Residential	2.9	3.2	6.9	7.3
Commercial	2.1	2.1	5.7	5.7
Industrial	0.9	1.0	2.7	2.8
Oilfield	0.8	0.8	2.4	2.4
Public authorities and street light	0.8	0.9	2.3	2.4
System sales	7.5	8.0	20.0	20.6
Integrated market	0.6	0.7	1.4	1.5
Total sales	8.1	8.7	21.4	22.1
Number of customers	840,519	832,234	840,519	832,234
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.747	2.688	2.795	2.366
Coal	2.049	2.222	2.100	2.251
Total fuel	2.253	2.337	2.231	2.175
Total fuel and purchased power	2.966	2.984	3.093	2.796
Degree days (A)
Heating - Actual	4	3	1,574	1,714
Heating - Normal	19	19	2,021	2,020
Cooling - Actual	1,223	1,450	1,847	2,082
Cooling - Normal	1,380	1,380	2,018	2,018

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

OG&E's net income increased $1.6 million and $25.6 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The three month increase of $1.6 million, or 1.0 percent, was primarily due to higher other income, higher allowance for equity funds used during construction, lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates as discussed in Note 13, and higher allowance for borrowed funds used during construction, partially offset by lower gross margin, higher operation and maintenance expense, higher interest on long-term debt and higher income tax expense. The nine month increase of $25.6 million, or 10.7 percent, was primarily due to lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates, higher allowance for equity funds used during construction, higher other income and higher allowance for borrowed funds used during construction, partially offset by lower gross margin, higher income tax expense, higher operation and maintenance expense and higher interest on long-term debt.
Gross margin was $461.1 million and $1,062.7 million during the three and nine months ended September 30, 2017, respectively, as compared to $474.1 million and $1,083.0 million during the same periods in 2016, respectively. Gross margin decreased $13.0 million, or 2.7 percent, and $20.3 million, or 1.9 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The below factors contributed to the change in gross margin:

	Change for
	September 30, 2017
(In millions)	Three Months Ended	Nine Months Ended
Weather (price and quantity) (A)	$(14.9)	$(29.3)
Price variance (B)	(7.3)	(13.4)
Other	(0.4)	0.1
New customer growth	6.4	12.1
Wholesale transmission revenue	1.7	4.4
Non-residential demand and related revenues	0.9	3.6
Industrial and oilfield sales	0.6	2.2
Change in gross margin	$(13.0)	$(20.3)

(A)
Cooling degree days decreased approximately 16 percent during the three months ended September 30, 2017. Cooling degree days decreased approximately 11 percent, and heating degree days decreased approximately eight percent during the nine months ended September 30, 2017.

(B)	Decreased primarily due to riders moving to base rates in the March 2017 OCC order.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $14.1 million, or 5.2 percent, and increased $51.1 million, or 7.9 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The changes are detailed in the table below.

	Change for
	September 30, 2017
(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(22.9)	$(6.9)
Purchased power costs
Purchases from SPP (B)	9.9	50.5
Wind	(2.6)	0.2
Cogeneration	(3.6)	(7.5)
Transmission expense (C)	5.1	14.8
Change in cost of sales	$(14.1)	$51.1

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

(B)
Increase of $9.9 million in the cost of purchases from the SPP for the three months ended September 30, 2017 was due to a 51.1 percent increase in MWhs purchased offset by a decrease of 17.3 percent in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices. Increase of $50.5 million in the cost of purchases from the SPP for the nine months ended September 30, 2017 was due to an increase of 5.9 percent in MWh purchased and an increase of 29.8 percent in cost per MWhs purchased. The increase in cost per MWh purchased was due to an increase in fuel prices and higher grid congestion costs during 2017.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $5.0 million, or 4.3 percent, and $6.5 million, or 1.8 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The below factors contributed to the changes in other operation and maintenance expense:

	Change for
	September 30, 2017
(In millions)	Three Months Ended	Nine Months Ended
Vegetation management	$6.1	$5.7
Other	0.5	6.9
Capitalized labor (A)	(1.6)	(6.1)
Change in other operation and maintenance expense	$5.0	$6.5

(A)
Increased during the three months ended September 30, 2017 primarily due to mutual assistance, which was provided during the aftermath of natural disasters. Increased during the nine months ended September 30, 2017 primarily due to more storm costs exceeding the $2.7 million OCC-allowed threshold, which were moved to a regulatory asset, as well as mutual assistance.

Depreciation and amortization expense decreased $4.6 million, or 5.7 percent, and $31.3 million, or 13.3 percent, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the OCC's March 2017 order as discussed in Note 13, partially offset by additional assets being placed into service.

Allowance for equity funds used during construction increased $7.9 million and $18.0 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $10.5 million and $16.2 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to an increase in the tax gross-up related to higher allowance for funds used during construction and an increase in gains on guaranteed flat bill margins.

Allowance for borrowed funds used during construction increased $3.2 million and $7.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income tax expense increased $2.7 million, or 3.9 percent, and $14.3 million, or 14.0 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher pre-tax income.
OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	(0.8)	(0.1)	(0.5)	7.9
Depreciation and amortization	—	—	—	—
Taxes other than income	0.5	—	1.0	—
Operating income (loss)	0.3	0.1	(0.5)	(7.9)
Equity in earnings of unconsolidated affiliates	33.6	34.5	98.6	79.5
Other income	—	—	0.1	—
Income before taxes	33.9	34.6	98.2	71.6
Income tax expense	12.6	12.1	38.6	31.5
Net income attributable to OGE Holdings	$21.3	$22.5	$59.6	$40.1

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Equity in Earnings of Unconsolidated Affiliates	2017	2016	2017	2016
(In millions)
Enable net income	$104.0	$110.1	$301.0	$230.8
Distributions senior to limited partners	—	(9.1)	—	(9.1)
Differences due to timing of OGE Energy and Enable accounting close	—	3.0	—	(7.2)
Enable net income used to calculate OGE Energy's equity in earnings	$104.0	$104.0	$301.0	$214.5
OGE Energy's percent ownership at period end	25.7%	26.3%	25.7%	26.3%
OGE Energy's portion of Enable net income	$26.5	$27.3	$77.2	$55.9
Impairments recognized by Enable associated with OGE Energy's basis differences	—	—	—	1.8
OGE Energy's share of Enable net income	$26.5	$27.3	$77.2	$57.7
Amortization of basis difference	2.8	2.9	8.5	8.8
Elimination of Enable fair value step up	4.3	4.3	12.9	13.0
Equity in earnings of unconsolidated affiliates	$33.6	$34.5	$98.6	$79.5

Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's investment in Enogex LLC and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $721.4 million as of September 30, 2017. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2016 to September 30, 2017.

(In millions)
Basis difference as of December 31, 2016	$743.7
Change in Enable basis difference	(0.9)
Amortization of basis difference	(8.5)
Elimination of Enable fair value step up	(12.9)
Basis difference as of September 30, 2017	$721.4

Enable Results of Operations

The following table represents summarized financial information of Enable for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Operating revenues	$705	$620	$1,997	$1,658
Cost of natural gas and NGLs	349	268	936	717
Operating income	137	139	399	299
Net income	104	110	301	231

Enable Operating Data

The following table presents Enable's operating data for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gathered volumes - TBtu/d	3.52	3.16	3.38	3.11
Transportation volumes - TBtu/d	4.83	4.79	5.05	4.92
Natural gas processed volumes - TBtu/d	1.90	1.78	1.89	1.78
NGLs sold - million gallons/d (A)(B)	86.83	73.45	84.10	77.93

(A)	Excludes condensate.

(B)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Three Months Ended September 30, 2017 as compared to Three Months Ended September 30, 2016
OGE Holding's earnings before taxes decreased $0.7 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to a decrease in equity in earnings of Enable of $0.9 million. The decrease in the Company's equity in earnings of Enable was primarily attributable to an increase in Enable's interest expense of $5.0 million that decreased the Company's equity in earnings of Enable by $1.3 million. Further, Enable's operating income decreased $2.0 million, primarily due to an increase in depreciation and amortization expense of $6.0 million, an increase in operations and maintenance and general and administrative expenses of $6.0 million and an increase in taxes other than income of $2.0 million that decreased the Company's equity in earnings of Enable by $1.5 million, $1.5 million and $0.5 million, respectively, partially offset by a decrease in impairments of $8.0 million that increased the Company's equity in earnings of Enable by $2.1 million. Enable's gross margin increased $4.0 million which increased the Company's equity in earnings of Enable by $1.0 million.

Enable's gathering and processing business segment reported an increase in operating income of $22.0 million. The increase in operating income was primarily due to an increase in gross margin of $25.0 million and a decrease in impairments of $8.0 million that increased the Company's equity in earnings of Enable by $6.4 million and $2.1 million, respectively. The increase in gross margin was partially offset by an increase in operations and maintenance and general and administrative expenses of $7.0 million and an increase in depreciation and amortization expense of $3.0 million that decreased the Company's equity in earnings of Enable by $1.8 million and $0.8 million, respectively. Gathering and processing gross margin increased primarily due to an increase in gathering margin due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins and increased billings under minimum volume commitments, an increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin and an increase in natural gas sales due to higher average natural gas prices and higher volumes in the Anadarko and Ark-La-Tex Basins. These increases were partially offset by a decrease in gross margin from changes in the fair value of condensate and NGL derivatives.

Enable's transportation and storage business segment reported a decrease in operating income of $24.0 million. The decrease in operating income was primarily due to a decrease in gross margin of $21.0 million and an increase in depreciation and amortization expense of $3.0 million that decreased the Company's equity in earnings of Enable by $5.4 million and $0.8 million, respectively. Transportation and storage gross margin decreased primarily due to a decrease in firm transportation services between Carthage, Texas and Perryville, Louisiana and a decrease in system management activities.

Income tax expense was $12.6 million during the three months ended September 30, 2017 as compared to $12.1 million during the same period in 2016, an increase of $0.5 million, primarily due to return to provision adjustments related to the Company's investment in Enable during the three months ended September 30, 2016, offset by lower pre-tax operating income during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 as compared to Nine Months Ended September 30, 2016
OGE Holding's earnings before taxes increased $26.6 million for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to an increase in equity in earnings of Enable of $19.1 million and a decrease in pension settlement expense of $7.9 million. The increase in the Company's equity in earnings of Enable was primarily attributable to a $100.0 million increase in Enable's operating income. Enable's operating income increased primarily due to an increase in gross margin of $120.0 million and a decrease in impairments of $8.0 million that increased the Company's equity in earnings of Enable by $30.8 million and $2.1 million, respectively, partially offset by an increase in depreciation and amortization expense of $19.0 million and an increase in interest expense of $15.0 million that decreased the Company's equity in earnings of Enable by $4.9 million and $3.9 million, respectively.

Enable's gathering and processing business segment reported an increase in operating income of $99.0 million. The increase in operating income was primarily due to an increase in gross margin of $117.0 million that increased the Company's equity in earnings of Enable by $30.0 million. The increase in gross margin was partially offset by an increase in depreciation and amortization expense of $13.0 million and an increase in operations and maintenance and general and administrative expenses of $10.0 million that decreased the Company's equity in earnings of Enable by $3.3 million and $2.6 million, respectively. Gathering and processing gross margin increased primarily due to an increase in natural gas sales due to higher average natural gas prices and higher gathering volumes in the Anadarko and Ark-La-Tex Basins, an increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin, an increase in gathering margin due to increased gathered volumes in the Anadarko Basin and increased billings under minimum volume commitments in the Arkoma Basin and an increase in gross margin from changes in the fair value of condensate and NGL derivatives.

Enable's transportation and storage business segment reported an increase in operating income of $1.0 million. The increase in operating income was primarily due to a decrease in operations and maintenance and general and administrative expenses of $5.0 million and an increase in gross margin of $3.0 million that increased the Company's equity in earnings of Enable by $1.3 million and $0.8 million, respectively. These increases were partially offset by an increase of depreciation and amortization expense of $6.0 million that decreased the Company's equity in earnings of Enable by $1.5 million. Transportation and storage gross margin increased primarily due to an increase in gross margin from changes in the fair value of natural gas derivatives, an increase in off-system transportation margins and an increase in NGL sales due to an increase in prices. These increases were partially offset by a decrease in system management activities, a decrease in firm transportation services between Carthage, Texas and Perryville, Louisiana and a decrease due to lower realized gains on natural gas derivatives.

Income tax expense was $38.6 million during the nine months ended September 30, 2017 as compared to $31.5 million during the same period in 2016, an increase of $7.1 million, primarily due to higher pre-tax operating income, offset by a remeasurement of state deferred taxes and return to provision adjustments related to the Company's investment in Enable during the nine months ended September 30, 2016.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $332.5 million and $235.2 million at September 30, 2017 and December 31, 2016, respectively, an increase of $97.3 million, or 41.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in September 2017 as compared to December 2016.

Fuel Clause Under Recoveries. The balance of Fuel Clause Under Recoveries was $35.5 million and $51.3 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $15.8 million, or 30.8 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets. The balance of Other Current Assets was $57.4 million and $81.8 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $24.4 million, or 29.8 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Short-Term Debt. The balance of Short-term Debt was $146.5 million and $236.2 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $89.7 million, or 38.0 percent. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The decrease during the nine months ended September 30, 2017 was primarily due to the repayment of short-term debt from the proceeds of the senior notes issuance in both March and August 2017.

Accounts Payable. The balance of Accounts Payable was $145.5 million and $205.4 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $59.9 million, or 29.2 percent, primarily due to the timing of vendor payments.

Accrued Taxes. The balance of Accrued Taxes was $60.2 million and $41.3 million at September 30, 2017 and December 31, 2016, respectively, an increase of $18.9 million, or 45.8 percent, primarily resulting from the timing of ad valorem tax accruals and payments.

Accrued Compensation. The balance of Accrued Compensation was $30.3 million and $45.1 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $14.8 million, or 32.8 percent, primarily due to the payment of 2016 incentive compensation in 2017, partially offset by 2017 accruals.

Long-Term Debt Due Within One Year. The balance of Long-term Debt Due within One Year was $349.7 million and $224.7 million at September 30, 2017 and December 31, 2016, respectively, an increase of $125.0 million, or 55.6 percent, primarily due to the reclassification of long-term debt that will mature on September 1, 2018.

Other Current Liabilities. The balance of Other Current Liabilities was $36.4 million and $96.0 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $59.6 million, or 62.1 percent, primarily due to amounts refunded to customers in 2017.

Cash Flows

	Nine Months Ended
	September 30,		2017 vs. 2016
(In millions)	2017	2016	$ Change	% Change
Net cash provided from operating activities	$463.7	$426.9	$36.8	8.6%
Net cash used in investing activities	(660.3)	(440.5)	(219.8)	49.9%
Net cash provided from (used in) financing activities	196.3	(61.6)	257.9	*
* Change is greater than 100 percent variance.

Operating Activities

The increase of $36.8 million, or 8.6 percent, in net cash provided from operating activities during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to increased equity in earnings of Enable.  Cash distributions did not change compared to prior year; however, the increase in equity in earnings of Enable resulted in an increased portion of the cash distributions being classified as a return on investment in operating activities as opposed to the prior year classification as a return of investment in investing activities.  This increase was partially offset by a decrease at OG&E due to an increase in vendor payments offset by additional amounts received from customers.

Investing Activities

The increase of $219.8 million, or 49.9 percent, in net cash used in investing activities during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in capital expenditures related to environmental projects at OG&E.

Financing Activities

The increase of $257.9 million in net cash provided from financing activities during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to the issuance by OG&E of $300.0 million in long-term debt in March 2017 and the issuance by OG&E of $300.0 million in long-term debt in August 2017, partially offset by a decrease in short-term debt.

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

(In millions)	2017	2018	2019	2020	2021
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	200	175	175	175	175
OG&E Base Generation	35	75	75	75	75
OG&E Other	45	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	315	305	305	305	305
OG&E Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	30	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	140	20	—	—	—
Total Transmission Projects	190	50	20	20	20
Other Projects:
Solar	15	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	145	30	—	—	—
Environmental - natural gas conversion (D)	10	35	15	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	400	200	35	—	—
Total Known and Committed Non-Base Projects	590	250	55	20	20
Total	$905	$555	$360	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$160	Mid 2018

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

Increase in Dividend Rate

At the Company's September 2017 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.33250 per share from $0.30250 per share effective in October 2017.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. On March 8, 2017, the Company and OG&E entered into new revolving credit facilities totaling $900.0 million. These bank facilities can also be used as letter of credit facilities.  As of September 30, 2017, the Company had $146.5 million of short-term debt as compared to $236.2 million at December 31, 2016. The average balance of short-term debt during the nine months ended September 30, 2017 was $193.0 million at a weighted-average interest rate of 1.18 percent. The maximum month-end balance of short-term debt during the nine months ended September 30, 2017 was $260.1 million. At September 30, 2017, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At September 30, 2017, the Company had $753.2 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.  At September 30, 2017, the Company had no balance in cash and cash equivalents.  See Note 9 for a discussion of the Company's short-term debt activity.

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund ongoing capital expenditures and for working capital.

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

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and nine months ended September 30, 2017, Enable made distributions of $35.3 million and $105.9 million, respectively, to the Company.

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

OG&E's current strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 13, the OCC has approved the Company's decision to install Dry Scrubbers at the Sooner Units. As of September 30, 2017, OG&E has incurred $352.7 million of construction work in progress on the Dry Scrubbers.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of September 30, 2017, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2017, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the latest deadline being August 26, 2017, but a decision has yet to be reached. The EPA has published final decisions on all but two other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in unclassifiable attainment with the 2010 standard. At this time, OG&E cannot determine with any certainty whether any of these determinations will cause a material impact to the Company's financial results.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule. The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. In addition, the EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. Due to the pending litigation and the uncertainties created by the proposed repeal of the rule, it is increasingly unlikely that the Clean Power Plan will be implemented as it was issued in 2015, and the ultimate timing and impact of these standards on the Company's operations cannot be determined with certainty at this time, although the standards ultimately could result in significant additional compliance costs that would affect its future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. On June 6, 2017, the EPA proposed to delay the compliance deadlines for the 2015 final rule following granting numerous petitions for reconsideration that were filed with the EPA. On September 13, 2017, the EPA finalized an extension of initial deadlines which would take effect in 2018. The earliest applicable date for compliance with this rule is now November 1, 2020, rather than November 1, 2018. The latest applicability date of December 31, 2023 did not change. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the state.

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
4.01
Supplemental Indenture No. 17 dated as of August 1, 2017 between OG&E and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 11, 2017 (File No. 1-1097) and incorporated by reference herein).

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

November 1, 2017