Form 10-K
period 2017-12-31
OGE ENERGY CORP.
filed 2018-02-22
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $6,947,712,180 based on the number of shares held by non-affiliates (199,704,288) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $34.79.
At January 31, 2018, there were 199,706,104 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2018 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2017 Tax Act	Tax Cuts and Jobs Act of 2017
401(k) Plan	Qualified defined contribution retirement plan
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
Bbl/d	Barrels per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal unit
CSAPR	Cross-State Air Pollution Rule
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
Company	OGE Energy, collectively with its subsidiaries
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Dth/d	Dekatherm per day
ECP	Environmental Compliance Plan
EGT
Enable Gas Transmission, LLC, a wholly-owned subsidiary of Enable that operates a 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas

Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective June 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EOIT
Enable Oklahoma Intrastate Transmission, LLC formerly Enogex LLC, a wholly-owned subsidiary of Enable that operates a 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma

EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
kV	Kilovolt
LDC	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MMBtu	Million British thermal unit
MMcf/d	Million cubic feet per day
MRT
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of Enable that operates a 1,700-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois

Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 MWs
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation

ii

NGL	Natural gas liquid
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings and 25.7 percent owner of Enable Midstream Partners
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
QF	Qualified cogeneration facility
QF contracts	Contracts with QFs and small power production producers
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

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

•
federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery have an impact on rate structures or affect the speed and degree to which competition enters the Company's markets;

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way the Company operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility, natural gas and power industries;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K;

•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable that the Company does not control; and

•	other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including those listed in "Item 1A. Risk Factors."

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

THE COMPANY

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.   The Company was incorporated in August 1995 in the State of Oklahoma and its principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken Shale formation, principally located in the Williston Basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

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

In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2017, the Company owned 111.0 million common units, or 25.7 percent, of Enable's outstanding common units. For additional information on the Company's equity investment in Enable and related party transactions, see Note 3 in "Item 8. Financial Statements and Supplementary Data."

Over the past three years, Enable has seen changes in producer activity due to the volatility of commodity prices. In early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. During 2016 and 2017, those prices increased, and have stabilized, but have not rebounded to the pre-2015 levels. If commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted. A portion of our earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in this Form 10-K, Enable is subject to a number of risks. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

On February 9, 2018, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions."

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

OG&E is focused on:

•	providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity;

•
providing safe, reliable energy to the communities and customers we serve, with a particular focus on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments;

•	having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members;

•	continuing to grow a zero-injury culture and deliver top-quartile safety results;

•	complying with the EPA's Regional Haze Rule requirements;

•	ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers; and

•	continuing focus on operational excellence and efficiencies in order to protect the customer bill.

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

ELECTRIC OPERATIONS - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma, and 26 are in Arkansas. OG&E derived 91 percent of its total electric operating revenues in 2017 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2017 was 6,456 MWs on July 21, 2017. OG&E's load responsibility peak demand was 5,752 MWs on July 21, 2017. The following table shows system sales and variations in system sales for 2017, 2016 and 2015.

Year Ended December 31	2017	2017 vs. 2016	2016	2016 vs. 2015	2015
System sales - (Millions of MWh)	26.3	(2.2)%	26.9	(1.1)%	27.2

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year Ended December 31	2017	2016	2015
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	18.5	21.4	20.9
Purchased	11.0	9.6	9.2
Total generated and purchased	29.5	31.0	30.1
OG&E use, free service and losses	(1.4)	(1.1)	(1.2)
Electric energy sold	28.1	29.9	28.9
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	8.8	9.3	9.2
Commercial	7.6	7.6	7.4
Industrial	3.6	3.6	3.6
Oilfield	3.2	3.2	3.4
Public authorities and street light	3.1	3.2	3.1
Sales for resale	—	—	0.5
System sales	26.3	26.9	27.2
Integrated market	1.8	3.0	1.7
Total sales	28.1	29.9	28.9
ELECTRIC OPERATING REVENUES (In millions)
Residential	$884.1	$951.9	$896.5
Commercial	588.3	573.7	535.0
Industrial	200.6	194.6	190.6
Oilfield	159.5	156.9	162.8
Public authorities and street light	208.0	204.3	194.2
Sales for resale	0.2	0.3	21.7
System sales revenues	2,040.7	2,081.7	2,000.8
Provision for rate refund	26.8	(33.6)	—
Integrated market	23.5	49.3	48.6
Other	170.1	161.8	147.5
Total operating revenues	$2,261.1	$2,259.2	$2,196.9
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	719,441	712,467	705,294
Commercial	96,098	94,790	93,401
Industrial	2,795	2,831	2,872
Oilfield	6,415	6,469	6,328
Public authorities and street light	17,081	17,025	16,880
Sales for resale	—	—	1
Total customers	841,830	833,582	824,776
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,234.92	$1,342.88	$1,278.51
Average annual use (kilowatt-hour)	12,324	13,105	13,062
Average price per kilowatt-hour (cents)	10.02	10.25	9.79

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2017, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The requested rate increase was based on a June 30, 2016 test year and included recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The requested increase also reflected increases in operation and maintenance expenses, including vegetation management and increased recovery of depreciation and dismantlement costs.

In May 2017, the APSC approved a settlement between OG&E and the staff of the APSC and other intervenors. The settlement provided for a $7.1 million annual rate increase and a 9.5 percent return on equity on a 50.0 percent equity capital structure.

The settlement also provided that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what was approved by the APSC in this settlement. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. On October 12, 2017, the OCC issued an order finding that, for the calendar year 2015, OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

Oklahoma Rate Case Filing - 2015

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

During February and March 2017, the OCC held hearings and, on March 20, 2017, issued an order. The order resulted in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain recommendations set forth in the ALJ report, it differed in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from then current rates on an annual basis, (iii) recovery of 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the March 2017 OCC rate order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of November 30, 2017, OG&E had completed the refund of $47.5 million collected in excess interim rates.

Mustang Modernization Plan - Arkansas

On August 15, 2017, OG&E filed for a determination with the APSC that the Mustang facility is in the public interest. The filing did not seek recovery for any costs associated with the Mustang Modernization Plan, as request for recovery of costs will take place with the first formula rate filing expected to be made in October 2018. On January 2, 2018, the APSC issued an order finding the Mustang Modernization Plan to be in the public interest.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in a general rate case. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. The Company is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in mid to late 2018. As of December 31, 2017, OG&E had invested $401.3 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in early 2018. As of December 31, 2017, OG&E had invested $348.4 million in the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Oklahoma by October 1, 2018 and in Arkansas by October 31, 2018.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $31.6 million as disclosed in Note 1 in "Item 8. Financial Statements and Supplementary Data."

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. A hearing is scheduled for March 29, 2018.

Oklahoma Rate Case Filing - 2018

On January 16, 2018, OG&E filed a general rate case in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing seeks recovery of the seven Mustang combustion turbines that are part of the Mustang Modernization Plan, requests an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credits customers for the impacts of the 2017 Tax Act, enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for any refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate case filed on January 16, 2018. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. The APSC will subsequently solicit comments or testimony regarding the extent of the impacts of the 2017 Tax Act and how any resulting benefits, including carrying charges, should be returned to customers.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. The Company is analyzing the potential impact of the complaint but estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce the Company's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Although the proceeding is in the early stages, OG&E expects to contest the reduction of its base return on equity. The Company is unable to predict what action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action. However, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

At December 31, 2017 and 2016, OG&E had regulatory assets of $323.8 million and $526.6 million, respectively, and regulatory liabilities of $1,287.3 million and $312.0 million, respectively. These amounts include additional regulatory assets and liabilities for OG&E resulting from the reduction in the corporate federal tax rate enacted by the 2017 Tax Act. See Note 1 and Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion.

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

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
OG&E offers several alternative customer programs and rate options.  Under OG&E's Smart Grid-enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year. Another tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days but may not be able to curtail every time that a curtailment event is required. OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
OG&E has Public Schools-Demand and Public Schools Non-Demand rate classes that provide OG&E with flexibility to provide targeted programs for load management to public schools and their unique usage patterns. OG&E also provides service level, seasonal and time period fuel charge differentiation that allows customers to pay fuel costs that better reflect the underlying costs of providing electric service.  Lastly, OG&E has a military base rider that demonstrates Oklahoma's continued commitment to our military partners.
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

Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. In May 2017, the APSC approved a settlement requiring OG&E to be regulated under a formula rate rider. The formula rate rider provides for an adjustment to rates approved by the APSC in the May 2017 settlement if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC.

OG&E offers several alternative customer programs and rate options. The "time-of-use" and "variable peak pricing" tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest. A second tariff rate option provides a "renewable energy" resource to OG&E's Arkansas retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Arkansas retail customers.  OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. OG&E offers its commercial and industrial customers a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action. OG&E offers certain qualifying customers a "day-ahead price" rate option which allows participating customers to adjust their electricity consumption based on a price signal received from OG&E. The "day-ahead price" is based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
In 2017, 54.0 percent of OG&E-generated energy was produced by coal-fired units, 39.0 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,304 total MWs of generation capability reflected in the table in "Item 2. Properties," 3,304 MWs, or 52.4 percent, are from natural gas generation, 2,548 MWs, or 40.4 percent, are from coal generation, 449 MWs, or 7.1 percent, are from wind generation and 3 MWs, or 0.1 percent, are from solar generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year Ended December 31 (In cents/Kilowatt-Hour)	2017	2016	2015	2014	2013
Natural gas	2.821	2.488	2.529	4.506	3.905
Coal	2.069	2.213	2.187	2.152	2.273
Total fuel	2.211	2.199	2.196	2.752	2.784
The increase in the weighted average cost of fuel in 2017 compared to 2016 was primarily due to higher natural gas prices. The increase in the weighted average cost of fuel in 2016 as compared to 2015 was primarily due to higher coal prices. The decrease in the weighted average cost of fuel in 2015 as compared to 2014 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, partially offset by higher natural gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations and to determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.
Coal
OG&E's coal-fired units, with an aggregate capability of 2,548 MWs, are designed to burn low sulfur western sub-bituminous coal. The combination of all 2017 coal had a weighted average sulfur content of 0.23 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu.

For 2018, OG&E has acquired approximately half of its forecasted annual coal usage via existing inventory and purchase contracts that expire in December 2019. In 2017, OG&E purchased 6.7 million tons of coal from various Wyoming suppliers. See "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Natural Gas
As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of natural gas call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.
Wind
OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchase power contracts with the following:

Company	Location	Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0
FPL Energy	Woodward, OK	15 years	2018	50.0

Solar

In 2015, OG&E placed its first solar plant in service. The plant consists of two separate solar farms and is located in Oklahoma City, on the site of the Mustang generating facility. The Mustang solar plant has a maximum capacity of 2.5 MWs and consists of almost 10,000 photovoltaic panels.

OG&E began construction on a new 10 MW solar farm in 2017. As of December 31, 2017, OG&E had invested $17.9 million and expects the Covington, Oklahoma solar farm to be placed in service during the first quarter of 2018. OG&E will evaluate the need to build additional solar plants based on customer demand, cost and reliability.

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

NATURAL GAS MIDSTREAM OPERATIONS - ENABLE MIDSTREAM PARTNERS

Overview

Enable is a publicly traded Delaware limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. Enable serves current and emerging production areas in the U.S., including several unconventional shale resource plays and local and regional end-user markets in the U.S. Enable's assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Enable's gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to its producer customers. Enable's transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to its producer, power plant, LDC and industrial end-user customers.

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

Enable was formed on May 1, 2013 to own and operate the midstream businesses of the Company and CenterPoint. As of December 31, 2017, Enable's portfolio of midstream energy infrastructure assets included approximately 13,300 miles of natural gas and crude oil gathering pipelines, 15 major processing plants with 2.6 Bcf/d of processing capacity, approximately 7,800 miles of interstate pipelines (including SESH), approximately 2,200 miles of intrastate pipelines and eight natural gas storage facilities with 86.0 Bcf of storage capacity.

The following table shows the components of Enable's gross margin for the year ended December 31, 2017.

	Fee-Based
	Demand/Commitment/Guaranteed Return	Volume Dependent	Commodity-Based	Total
Year Ended December 31, 2017
Gathering and processing segment	27%	46%	27%	100%
Transportation and storage segment	88%	8%	4%	100%
Partnership weighted average	50%	32%	18%	100%

Gathering and Processing

Enable owns and operates substantial natural gas and crude oil gathering and natural gas processing assets in five states. Enable's gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins and crude oil gathering assets serving the Williston Basin. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs and gathering crude oil and produced water.

Natural Gas Gathering and Processing. The following table sets forth certain information regarding Enable's natural gas gathering and processing assets as of or for the year ended December 31, 2017:

Asset/Basin	Approximate Length (Miles)	Approximate Compression (Horsepower)	Average Gathered Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (MBbl/d)
Anadarko Basin	8,200	758,000	1.81	11	1,845	76.37
Arkoma Basin	3,000	133,500	0.55	1	60	4.79
Ark-La-Tex Basin(A)	1,800	160,200	1.20	3	645	8.95
Total	13,000	1,051,700	3.56	15	2,550	90.11

(A)	Ark-La-Tex Basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

Enable's natural gas gathering assets include approximately 13,000 miles of natural gas gathering pipelines as of December 31, 2017. Enable's natural gas gathering systems consist of networks of pipelines that collect natural gas from points at or near its customers' wells for delivery to plants for processing or pipelines for transportation. Natural gas is moved from the receipt points to the delivery points on Enable's gathering systems by the use of compression.

Enable's natural gas processing assets included 15 natural gas processing plants with 2,550 MMcf/d of inlet capacity as of December 31, 2017. Natural gas is comprised primarily of methane, but, at the wellhead, natural gas may contain varying amounts of NGLs. Enable's processing plants recover NGLs from natural gas and primarily deliver NGLs and natural gas to pipelines for transportation.

Crude Oil Gathering. As of December 31, 2017, Enable had approximately 175 miles of crude oil gathering pipelines and approximately 160 miles of produced water gathering pipelines in the Bakken Shale of the Williston Basin. Enable's crude oil gathering systems have a combined design capacity of 57.9 MBbl/d, and as of December 31, 2017, Enable had 0.2 million gross acres dedicated under a crude oil gathering agreement. For the year ended December 31, 2017, Enable had an average daily throughput of 25.56 MBbl/d of crude oil and an average daily throughput of 9.7 MBbl/d of produced water on Enable's Williston Basin gathering system.

Enable's Williston Basin crude oil gathering assets are located in Dunn, McKenzie, Williams and Mountrail Counties in North Dakota. These systems were designed and built to serve the crude oil production of XTO Energy, Inc. in these areas. On Enable's systems, crude oil is received on crude oil gathering pipelines near its customers' wells for delivery to third party transportation pipelines, and produced water is received by produced water gathering pipelines for delivery to third party disposal wells. Enable does not take title to crude oil or produced water gathered, and it does not own or operate produced water disposal wells.

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

Crude oil gathered on Enable's Williston Basin gathering systems in Dunn and McKenzie Counties can be redelivered to Enable's customers through interconnections to the BakkenLink Pipeline and the Dakota Access Pipeline. Crude oil gathered on Enable's Williston Basin gathering systems in Williams and Mountrail Counties can be redelivered to Enable's customers through interconnections to the Enbridge North Dakota Pipeline and the Dakota Access Pipeline.

Enable typically purchases the NGLs produced at its processing plants, and most of the NGLs are delivered into third-party pipelines and transported to Conway, Kansas or Mont Belvieu, Texas, where the NGLs are exchanged for fractionated NGLs that are sold under contract or on the spot market. At Enable's Cox City, Calumet and Wetumka plants, Enable operates depropanizers that allow it to extract propane from the NGL stream and sell propane to local markets. Additionally, Enable operates a fractionator at its Waskom plant and sells ethane, propane, butane and natural gasoline to local markets.

Customers. Enable generates revenues from producers in the basins in which it operates. For the year ended December 31, 2017, Enable's top natural gas gathering and processing customers by gathered volumes were Continental Resources, Inc., Vine Oil and Gas, GeoSouthern Energy Corporation, XTO Energy Inc., Tapstone Energy, LLC, Apache Corporation, BP America Production Company, affiliates of Chesapeake Energy Corporation, Covey Park Energy LLC and FourPoint Energy, LLC. For the year ended December 31, 2017, Enable's top ten natural gas producer customers accounted for approximately 70 percent of its gathered natural gas volumes.

Enable's Williston Basin gathering systems serve XTO Energy Inc. The rates and terms of service on Enable's Williston Basin crude oil gathering systems are regulated by the FERC under the Interstate Commerce Act, but Enable's Williston Basin produced water gathering systems are not FERC-regulated. As of December 31, 2017, XTO Energy Inc. was Enable's only customer on these systems.

Contracts. Enable's contracts typically provide for natural gas and crude oil gathering services that are fee-based and for natural gas processing arrangements that are fee-based, or percent-of-liquids, percent-of-proceeds or keep-whole based.

Under a typical fee-based processing arrangement, Enable processes the raw natural gas to extract the NGLs, purchases the NGLs from the producer less a fee, returns the processed natural gas to the producer and sells the NGLs for its own account.

Under a typical percent-of-liquids processing arrangement, Enable processes the raw natural gas to extract the NGLs, purchases the NGLs from the producer at a discount, returns the processed natural gas to the producer and sells the NGLs for its own account.

Under a typical percent-of-proceeds processing arrangement, Enable processes the raw natural gas to extract the NGLs, purchases the NGLs and an agreed upon percentage of the processed natural gas from the producer at a discount, returns the remaining processed natural gas to the producer and sells the purchased natural gas and NGLs for its own account.

Under a typical keep-whole arrangement, Enable processes raw natural gas to extract the NGLs, returns a quantity of the processed natural gas to the producer that is equivalent to the raw natural gas on a Btu basis and retains and sells the NGLs for its own account.

For the year ended December 31, 2017, 58 percent, 35 percent and seven percent of Enable's inlet volumes were under processing arrangements that were fee-based, percent-of-proceeds or percent-of-liquids and keep-whole, respectively. For the year ended December 31, 2017, 74 percent of Enable's gathering and processing gross margin was fee-based, and the remaining 26 percent of its gathering and processing gross margin was primarily from sales of commodities, including natural gas, NGLs and condensate received under percent-of-proceeds, percent-of-liquids and keep-whole arrangements.

In lean gas areas, such as the eastern Arkoma Basin and the Haynesville Shale of the Ark-La-Tex Basin, some of Enable's natural gas gathering contracts contain minimum volume commitments from Enable's customers. In addition, a portion of the crude oil gathered by Enable's crude oil gathering system is under a contract with a minimum volume commitment. Under a minimum volume commitment, a customer agrees to either deliver a minimum volume of natural gas or crude oil to Enable's system for service or pay the service fees for the minimum volume of natural gas or crude oil regardless of whether or not the minimum volume of natural gas or crude oil is delivered. Enable calls any payment for the difference between the volume gathered and the minimum volume committed a shortfall payment. Some of Enable's contracts provide its customers the option to elect to pay a higher gathering fee over the remaining term of the contract in lieu of making a shortfall payment. As of December 31, 2017, the percentage of Enable's gathering and processing gross margin attributable to natural gas gathering contracts with minimum volume commitments, and the volume commitment-weighted average remaining terms of those contracts, were as follows:

	Anadarko Basin	Arkoma Basin	Ark-La-Tex Basin	Williston Basin (B)	Total
Percentage of gathering and processing gross margin attributable to gathering contracts with minimum volume commitments	—%	7%	18%	2%	27%
Percentage attributable to shortfall payments (A)	—%	80%	39%	—%	47%
Volume commitment-weighted average remaining contract term (in years)	—	5.9	2.1	11.2	3.7

(A)	Represents the percentage of gathering and processing gross margin from gathering contracts with minimum volume commitments that were attributable to shortfall payments.

(B)	Under the Williston Basin contracts, if the customer ships in excess of the minimum volume, this volume commitment could end before the expiration of the contract term.

For Enable's gathering and processing contracts that do not have minimum volume commitments, Enable strives to obtain acreage dedications. Under an acreage dedication, a customer agrees to deliver all of the natural gas or crude oil produced from a given area to Enable's system for gathering and, if applicable, processing. As of December 31, 2017, the gross acres dedicated under gathering agreements and the volume-weighted average remaining term for all gathering and processing contracts were as follows:

	Anadarko Basin	Arkoma Basin	Ark-La-Tex Basin	Williston Basin	Total
Gross acreage dedication (in millions)	5.0	1.7	0.8	0.2	7.7
Volume-weighted average remaining contract term (in years)	6.1	2.3	5.4	11.9	5.5

Acquisitions. In the fourth quarter of 2017, Enable acquired Align Midstream, LLC, a midstream company with natural gas gathering and processing facilities in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin. The acquisition included approximately 190 miles of natural gas gathering pipelines across Rusk, Panola and Shelby counties in Texas and DeSoto Parish in Louisiana and a cryogenic natural gas processing plant in Panola County, Texas, with a capacity of 100 MMcf/d.

Competition. Competition to gather and process natural gas is primarily a function of gathering rate, processing value, system reliability, fuel rate, system run time, construction cycle time and prices at the wellhead. Enable's gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs. Enable's primary competitors are other midstream companies who are active in the regions where Enable operates.

Competition to gather crude oil and produced water is primarily a function of rates, terms of service, system reliability and construction cycle time. The rates and terms of service of Enable's crude oil gathering, but not its produced water gathering, are FERC-regulated. Enable's Williston Basin gathering systems compete with other gatherers, including those affiliated with producers and other midstream companies.

Seasonality. While the results of Enable's gathering and processing segment are not materially affected by seasonality, from time to time its operations and construction of assets can be impacted by inclement weather.

Transportation and Storage

Enable owns and operates interstate and intrastate transportation and storage systems across nine states. Enable's transportation and storage systems consist primarily of its interstate systems, EGT and MRT, its intrastate system, EOIT, and its investment in SESH. Enable's transportation and storage assets transport natural gas from areas of production and interconnected pipelines to power plants, LDCs and industrial end users as well as interconnected pipelines for delivery to additional markets. Enable's transportation and storage assets also provide facilities where natural gas can be stored by customers.

The following table sets forth certain information regarding Enable's transportation and storage assets as of or for the year ended December 31, 2017:

Asset	Length (Miles)	Compression (Horsepower)	Average Throughput (TBtu/d)		Transportation Capacity (Bcf/d) (A)		Transportation Firm Contracted Capacity (Bcf/d) (B)		Storage Capacity (Bcf)		Storage Firm Contracted Capacity (Bcf/d)
EGT	5,900	382,600	2.4		6.5		4.58		30.5		22.92
MRT	1,600	119,700	0.8		1.7		1.63		31.5		28.77
EOIT	2,200	218,900	1.9	(C)	—	(C)	—		24.0		11.5
Subtotal	9,700	721,200	5.1		8.2		6.21		86.0		63.19
SESH	290	107,800	—	(E)	1.1	(D)	—	(E)	—	(E)	—	(E)
Total	9,990	829,000	5.1		9.3		6.21		86.0		63.19

(A)	Actual volumes transported per day may be less than total firm contracted capacity based on demand.

(B)	Includes contracts with Enable's affiliates and subsidiaries.

(C)
Enable's EOIT pipeline system is a web-like configuration with multidirectional flow capabilities between numerous receipt and delivery points, which limits Enable's ability to determine an overall system capacity. During the year ended December 31, 2017, the peak daily throughput was 2.3 TBtu/d or, on a volumetric basis, 2.3 Bcf/d.

(D)	SESH has 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.
(E) Enable owns a 50 percent interest in SESH and, as such, does not include certain information regarding its transportation and storage assets in the table above.

 Enable's transportation and storage assets were designed and built to primarily serve large natural gas and electric utilities in its areas of operation. In addition, Enable's transportation and storage assets serve natural gas producers, industrial end users and natural gas marketers. For the year ended December 31, 2017, Enable's top transportation and storage customers by revenue were affiliates of CenterPoint, Spire Inc., American Electric Power Co., the Company, Continental Resources, Inc., XTO Energy Inc., Chesapeake Energy Corporation, Midcontinent Express Pipeline LLC, Entergy Corporation and Shell Energy North America.

From time to time, Enable's transportation and storage business involves the construction of natural gas pipelines as needed to serve Enable's existing and new customers. For example, during the year ended December 31, 2017, Enable added 4,500 horsepower of compression and invested $51 million in the construction of transportation pipelines. In April 2017, EGT announced the Cana and Sooner Trend Anadarko Basin Canadian and Kingfisher Counties Expansion project, a system expansion providing firm transportation service for growing Anadarko Basin production. The project’s foundation shipper, Newfield Exploration Company, entered into a 205,000 Dth/d firm natural gas transportation agreement with EGT. The 10-year contract is expected to start at an initial capacity of 45,000 Dth/d in early 2018 and grow to the full contracted capacity by the fourth quarter of 2018. In addition, Enable is currently building an approximately 80-mile pipeline to expand the EOIT system in connection with a 228,000 Dth/d firm natural gas transportation agreement with the Company that is expected to be in-service in late 2018.

Enable's transportation assets include approximately 10,000 miles of transportation pipelines in Texas, Oklahoma, Arkansas, Louisiana, Kansas and Missouri, providing access to natural gas supplies from the Anadarko, Arkoma and Ark-La-Tex Basins to natural gas consuming markets in the Southeastern, Northeastern and Midwestern U.S. Enable's storage assets, as of December 31, 2017, provide a combined capacity of 86.0 Bcf with 2.1 Bcf/d of aggregate maximum withdrawal capacity from Enable's seven storage facilities in Oklahoma, Louisiana and Illinois and from its undivided 1/12th interest in the Bistineau Storage

Facility in Louisiana. Boardwalk Pipeline Partners, LP owns an undivided 11/12th interest in, and operates, the Bistineau Storage Facility. In addition, Enable has contracted for 2.5 Bcf of firm storage capacity in Cardinal’s Perryville salt cavern storage facility.

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

EGT

EGT provides natural gas transportation and storage services primarily to customers in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas. In addition to 5,900 miles of interstate pipelines with capacity of 6.5 Bcf/d, EGT has two underground natural gas storage facilities in Oklahoma and one underground natural gas storage facility in Louisiana, which, as of December 31, 2017, operate at a combined capacity of 30.5 Bcf with 739 MMcf/d of aggregate maximum withdrawal capacity.

Customers. EGT primarily serves LDCs owned by CenterPoint, producers in key plays in the Mid-continent, power plants, other LDCs and industrial end-users. EGT’s customers are primarily located in Arkansas, Louisiana, Oklahoma and Texas. For the year ended December 31, 2017, approximately 28 percent of EGT's service revenue was attributable to contracts with LDCs owned by CenterPoint with a volume-weighted average contract life of 3.0 years for transportation contracts and 3.2 years for storage contracts. In addition to CenterPoint's LDCs, EGT’s other major customers include Continental Resources, Inc., American Electric Power Co., Chesapeake Energy Corporation and XTO Energy Inc.

Contracts. Although EGT has established maximum rates for interstate transportation and storage services as required by the FERC, EGT is authorized to enter into negotiated rate and discounted rate agreements with its customers. EGT’s services are typically provided under firm, fee-based transportation and storage agreements. For the year ended December 31, 2017, approximately 53 percent of Enable's transportation and storage gross margin was derived from EGT’s firm contracts, 70 percent of EGT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 3.2 years, and 75 percent of EGT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 3.2 years. EGT’s firm transportation contracts representing 10 percent of CenterPoint's LDCs firm transportation capacity are scheduled to expire in March 2018 and 90 percent are scheduled to expire in March 2021. All of CenterPoint's LDCs firm storage contracts with EGT are scheduled to expire in March 2021.

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

MRT

MRT provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois. In addition to 1,600 miles of interstate pipelines with capacity of 1.7 Bcf/d, MRT has one underground natural gas storage facility in Louisiana and one underground natural gas storage facility in Illinois, which, as of December 31, 2017, operate at a combined capacity of 31.5 Bcf with 717 MMcf/d of aggregate maximum withdrawal capacity.

Customers. MRT primarily serves the St. Louis LDC owned by Spire Inc. For the year ended December 31, 2017, 61 percent of MRT's service revenue was attributable to Spire Inc. under contracts with a volume-weighted average contract life of 1.3 years for transportation contracts and 1.4 years for storage contracts. MRT’s other customers include utilities and industrial end users. MRT’s customers are primarily located in Arkansas, Missouri and Illinois.

Contracts. MRT’s services are typically provided under firm, fee-based transportation and storage agreements, with rates and terms of service regulated by the FERC. For the year ended December 31, 2017, approximately 14 percent of Enable's transportation and storage gross margin was derived from MRT’s firm contracts, 96 percent of MRT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 1.9 years and 91 percent of MRT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 1.6 years. MRT’s firm transportation contracts representing 63 percent of Spire Inc.'s firm transportation capacity are scheduled to expire in July 2018, and 37 percent of Spire Inc.'s firm transportation capacity are scheduled to expire in July 2020. All of Spire Inc.'s firm storage contracts are scheduled to expire in May 2019.

In January 2017, Spire Inc. filed an application with the FERC to construct the Spire STL Pipeline, which would be an additional interstate pipeline serving the St. Louis, Missouri market. Subject to receiving approval of the proposed project from the FERC, Spire Inc. has indicated that it is targeting an early to mid-2019 in-service date for this pipeline. If Spire Inc. constructs this pipeline, Enable anticipates that Spire Inc.'s need for firm transportation and storage capacity on MRT will decrease.

Seasonality. Customer demand for natural gas on MRT is usually greater during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. In addition, MRT experiences seasonal impacts associated with storage spreads and basis spreads on market-based pipelines.

Competition. MRT competes with various intrastate pipelines providing natural gas to the St. Louis market. In addition, MRT, from time-to-time, competes with potential projects to connect one or more third party interstate pipelines to the St. Louis market, such as the proposed Spire Inc. STL Pipeline. Enable's management views the principal elements of competition among pipelines as rates, terms of service, flexibility and reliability of service. MRT, through its interconnections with a variety of interstate and intrastate pipelines and its access to supply from a variety of producing basins, provides its customers with access to a variety of natural gas supply sources.

Intrastate Transportation and Storage

Enable's intrastate transportation and storage assets consist primarily of EOIT. EOIT provides transportation and storage services in Oklahoma. Enable's EOIT system delivers natural gas from the Arkoma and Anadarko Basins, including growth areas in the Cana Woodford, Granite Wash, Cleveland, Tonkawa, South Central Oklahoma Oil Province, Sooner Trend Anadarko Basin Canadian and Kingfisher Counties and Mississippi Lime Shale plays in western Oklahoma and the Texas panhandle, to utilities and industrial end users connected to EOIT and to interstate and intrastate pipelines interconnected with EOIT. EOIT had 1.88 TBtu/d of average daily throughput for the year ended December 31, 2017. In addition to the 2,200 miles of intrastate pipelines, EOIT has two underground natural gas storage facilities in Oklahoma, which, as of December 31, 2017 operate at a combined capacity of 24 Bcf with 605 MMcf/d of aggregate maximum withdrawal capacity. As of December 31, 2017, Enable's intrastate transportation also included a 20-mile intrastate pipeline in Illinois. This 20-mile intrastate pipeline became part of the MRT system on January 1, 2018.

Customers. EOIT’s customers include Oklahoma’s two largest electric utilities, OG&E and Public Service Company of Oklahoma, an affiliate of American Electric Power Co. For the year ended December 31, 2017, approximately six percent of Enable's total transportation and storage gross margin was attributable to a firm contract with its affiliate OG&E, and approximately three percent of Enable's transportation and storage gross margin was attributable to a firm contract with Public Service Company of Oklahoma. Enable's transportation agreement with OG&E extends through April 30, 2019 and will remain in effect year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. Enable's transportation agreement with Public Service Company of Oklahoma extends through December 31, 2020 and includes the option for a one-year extension. EOIT’s customers also include other electric generators, LDCs, Arkoma and Anadarko Basin producers and industrial end users.

Contracts. EOIT provides fee-based firm and interruptible transportation and storage services on both an intrastate basis and, pursuant to Section 311 of the Natural Gas Policy Act of 1978, on an interstate basis. For the year ended December 31, 2017, approximately 21 percent of Enable's transportation and storage gross margin was derived from EOIT’s firm contracts. EOIT's transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 5.5 years, and EOIT's storage capacity was under firm contracts with a volume-weighted average remaining contract life of 0.9 years.

Seasonality. EOIT provides gas transmission delivery services to the majority of OG&E's and all of Public Service Company of Oklahoma's natural gas-fired electric generation facilities in Oklahoma. Customer demand for natural gas transportation and storage services on EOIT is usually greater during the summer, primarily due to demand by natural gas-fired power plants to serve residential and commercial electricity requirements.

Competition. EOIT competes with a variety of interstate and intrastate pipelines in providing transportation and storage services in Oklahoma, including competing against several pipelines with which EOIT interconnects. Enable's management views competition in the transportation and storage market as primarily a function of rates, terms of services, flexibility and reliability of service. EOIT’s integrated transportation and storage system allows Enable to provide load following service to natural gas-fired power plants to allow the power plants the ability to regulate generation and meet the instantaneous changes in customer demand for electricity.

Enable's Investment in SESH

SESH is an approximately 290-mile interstate pipeline that provides transportation services in Louisiana, Mississippi and Alabama. Enable owns a 50 percent interest in SESH and provides field operations for the pipeline. Spectra Energy Partners, LP owns the remaining 50 percent interest in SESH and provides gas control and commercial operations for the pipeline. As of December 31, 2017, SESH had 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

Customers and Contracts. SESH’s customers are primarily companies that generate electricity for the Florida power market. The rates charged by SESH for interstate transportation services are regulated by the FERC. SESH’s transportation services are typically provided under firm, fee-based negotiated rate agreements. SESH's transportation contracts have a volume-weighted average remaining contract life of 4.4 years.

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

ENVIRONMENTAL MATTERS

General

The activities of the Company are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

In the past, environmental regulation caused the Company to incur significant costs because the trend was to place more and more restrictions and limitations on the Company's activities. The Trump administration has delayed, reversed or proposed to repeal some of these regulations and generally has not sought to adopt new, more stringent regulations. Nonetheless, the Company continues to have obligations to take or complete action under previously adopted environmental rules, and the Company cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause it to incur significant costs for environmental matters.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be $189.2 million, of which $170.0 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2019 will be approximately $51.8 million, of which $35.2 million is for capital expenditures. The amounts for OG&E above include capital expenditures for Dry Scrubbers and conversion of two coal-fueled units to natural gas. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

For a further discussion of environmental matters that may affect the Company, see "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCE AND CONSTRUCTION

Future Capital Requirements

Capital Requirements
The Company's primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E.  Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes.  The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings. See "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's capital requirements.

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2018 through 2022 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2018	2019	2020	2021	2022
Transmission (A)	$90	$50	$50	$50	$50
Distribution:
Oklahoma	215	165	165	165	165
Arkansas	10	20	50	60	60
Generation	55	130	95	75	75
Other	50	25	25	25	25
Total Transmission, Distribution, Generation and Other	420	390	385	375	375
Projects:
Environmental - Dry Scrubbers (B)	95	20	—	—	—
Combustion turbines - Mustang	35	—	—	—	—
Environmental - natural gas conversion (B)	35	15	—	—	—
Allowance of funds used during construction and ad valorem taxes	40	—	—	—	—
Grid modernization, reliability, resiliency, technology and other	—	200	190	280	180
Total Projects	205	235	190	280	180
Total	$625	$625	$575	$655	$555

(A)	Future transmission capital expenditures include the following:

Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $150.0 million has been spent prior to 2018.	$158	First quarter 2018

(B)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 14 in "Item 8. Financial Statements and Supplementary Data" and in "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives.

Pension and Postretirement Benefit Plans

The Company made a $20.0 million contribution to its Pension Plan in both 2017 and 2016. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2018. See "Future Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's pension and postretirement benefit plans.

Common Stock Dividends
At the Company's September 2017 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.33250 per share from $0.30250 per share effective in October 2017. See "Future Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  In March 2017, the Company and OG&E each entered into new $450.0 million unsecured revolving credit agreements which expire March 2022. These bank facilities can also be used as letter of credit facilities.  As of December 31, 2017, the Company had $168.4 million of short-term debt compared to $236.2 million at December 31, 2016. The average balance of short-term debt in 2017 was $175.7 million at a weighted-average interest rate of 1.30 percent. The maximum month-end balance of short-term debt in 2017 was $260.1 million.   At December 31, 2017, the Company had $731.3 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.  At December 31, 2017, the Company had $14.4 million in cash and cash equivalents. See Note 10 in "Item 8. Financial Statements and Supplementary Data" for further discussion.

Issuance of Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility and to fund ongoing capital expenditures and working capital.

Common Stock
The Company does not expect to issue any common stock in 2018 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 8 in "Item 8. Financial Statements and Supplementary Data" for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, Enable made distributions of $141.2 million, $141.2 million and $139.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

EMPLOYEES

The Company had 2,413 employees at December 31, 2017, of which 140 are seconded to Enable.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 21, 2018:

Name	Age	Title
Sean Trauschke	50	Chairman of the Board, President and Chief Executive Officer - OGE Energy Corp.
E. Keith Mitchell	55	Chief Operating Officer - OG&E
Stephen E. Merrill	53	Chief Financial Officer - OGE Energy Corp.
Scott Forbes (A)	60	Controller and Chief Accounting Officer - OGE Energy Corp.
Patricia D. Horn	59	Vice President - Governance and Corporate Secretary - OGE Energy Corp.
Jean C. Leger, Jr.	59	Vice President - Utility Operations - OG&E
Kenneth R. Grant	53	Vice President- Sales and Marketing - OG&E
Cristina F. McQuistion	53	Vice President - Chief Information Officer - OG&E
Jerry A. Peace	55	Vice President- Integrated Resource Planning and Development - OG&E
Sarah R. Stafford (A)	36	Accounting Research Officer - OGE Energy Corp.
William H. Sultemeier	50	General Counsel - OGE Energy Corp.
Charles B. Walworth	43	Treasurer - OGE Energy Corp.
(A) Mr. Forbes is resigning as Controller and Chief Accounting Officer, effective as of February 28, 2018. Ms. Stafford will succeed Mr. Forbes as Controller and Chief Accounting Officer, effective March 1, 2018. Ms. Stafford was not an Executive Officer as of February 21, 2018.

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Forbes, Sultemeier, Walworth and Ms. Horn are also officers of OG&E.  Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders, currently scheduled for May 17, 2018.

Messrs. Trauschke and Merrill are members of the Board of Directors of Enable GP, LLC, the general partner of Enable.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Sean Trauschke	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2014 - 2015:	President of OGE Energy Corp.
	2013 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present:	Chief Operating Officer of OG&E
	2013 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
	2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
	2013:	Chief Operating Officer of Enogex LLC
Scott Forbes	2013 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2013 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	2013 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	2016 - Present:	Vice President - Sales and Marketing of OG&E
	2015:	Vice President Marketing and Product Development of OG&E
	2013 - 2015:	Managing Director Tech Solutions & Ops of OG&E
	2013:	Managing Director Customer Solutions of OG&E
Cristina F. McQuistion	2017 - Present:	Vice President - Chief Information Officer of OG&E
	2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
	2014 - 2015:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
Jerry A. Peace	2016 - Present:	Vice President - Integrated Resource Planning and Development of OG&E
	2014 - 2015:	Chief Generation Planning and Procurement Officer of OG&E
	2013 - 2014:	Chief Risk Officer of OGE Energy Corp.
Sarah R. Stafford (A)	2016 - Present:	Accounting Research Officer of OGE Energy Corp.
	2013 - 2016:	Senior Manager - Ernst & Young, LLP
William H. Sultemeier	2017 - Present:	General Counsel of OGE Energy Corp.
	2016:	Partner - Jones Day
	2013-2015:	Shareholder - Greenberg Traurig, LLP
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp.
	2013 - 2014:	Assistant Treasurer of OGE Energy Corp.
(A) Ms. Stafford was not an Executive Officer as of February 21, 2018.

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

REGULATORY RISKS

OG&E's profitability depends to a large extent on the ability to fully recover its costs from its customers in a timely manner, and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

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

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect our results of operations, consolidated financial position or liquidity.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2 could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but if such rules were to become effective, they could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry operations practices. These activities are subject to stringent and complex federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance or other regulatory mechanisms.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

For further discussion of environmental matters that may affect the Company, see "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

As of December 31, 2017, OG&E had invested $401.3 million in the Dry Scrubbers and $348.4 million in the Mustang Modernization Plan.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Sales in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

As a result of accounting irregularities at public companies in general, and energy companies in particular, and investigations by governmental authorities into energy trading activities, public companies, including those in the regulated and unregulated utility business, have been under public and regulatory scrutiny and suspicion.  The accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and relationships between companies and their independent auditors.  The capital markets and rating agencies also have increased their level of scrutiny.  We believe that we are complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect these types of events may have on our business, consolidated financial position, cash flows or access to the capital markets.  It is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or our operations specifically.  Any new accounting standards could affect the way we are required to record revenues, expenses, assets, liabilities and equity.  These changes in accounting standards could lead to negative impacts on reported earnings or decreases in assets or increases in liabilities that could, in turn, affect our consolidated financial position, results of operations and cash flows.

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

Changes in technology, regulatory policies and customer electricity consumption may cause our generating facilities to be less competitive and impact our results of operations.

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

Reductions in customer electricity consumption, thereby reducing utility electric sales, could result from increased deployment of renewable energy technologies as well as increased efficiency of household appliances, among other general efficiency gains in technology. However, this potential reduction in load would not reduce our need for ongoing investments in our infrastructure to reliably serve our customers. Continued utility infrastructure investment without increased electricity sales could cause increased rates for customers, potentially resulting in further reductions in electricity sales and reduced profitability.

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

In addition, economic conditions, particularly budget shortfalls, could increase the pressure on federal, state and local governments to raise additional funds by increasing corporate tax rates and/or delaying, reducing or eliminating tax credits, grants or other incentives that could have a material adverse impact on our consolidated results of operations and cash flows.

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

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our consolidated financial position, results of operations or cash flows.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2017, we expect to make future contributions to maintain required funding levels.  It has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Finally, the Company provides retirement benefits and retiree health care benefits to 140 employees seconded to Enable. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $14.6 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 day notice.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 39 percent of our current employees will meet the eligibility requirements to retire.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

We are a holding company with our primary assets being investments in our subsidiary and equity investments.

We are a holding company and thus our investments in our subsidiary and unconsolidated affiliate, accounted for under the equity method, are our primary assets. Substantially all of our operations are conducted by our subsidiary and unconsolidated affiliate.  Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness utilizes the operating cash flow of our subsidiary and unconsolidated affiliate and the payment of funds by them to us in the form of dividends or distributions.  At December 31, 2017, the Company and its subsidiary had outstanding indebtedness and other liabilities of $6.6 billion.  Our subsidiary and unconsolidated affiliate are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets.  Claims of creditors, including general creditors, of our subsidiary or unconsolidated affiliate on their respective assets will generally have priority over our claims (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareholders.

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

The terms of the indentures governing our debt securities do not fully prohibit us or our subsidiaries from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in our revolving credit agreements and the indentures governing our debt securities, we may be able to incur substantial additional indebtedness. If we incur additional indebtedness, the related risks that we now face may intensify.

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

RISKS ASSOCIATED WITH OUR INVESTMENT IN ENABLE MIDSTREAM PARTNERS

The Company does not control Enable and therefore is not able to cause or prevent certain actions by Enable. The general partnership of Enable is equally controlled by the Company and CenterPoint.

Enable has its own governing board; therefore, the Company is not able to exercise control over Enable. Accordingly, the Company is unable to cause or prevent certain actions by Enable. Further, the Company cannot control the actions of the other general partner, CenterPoint. Our interests may not align with those of CenterPoint, and this lack of control could adversely impact our investment in Enable.

A portion of our earnings and operating cash flows are based on the performance of Enable. If any of the following risks were to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our operating cash flow is derived partially from cash distributions we receive from Enable.

Our operating cash flow is derived partially from cash distributions we receive from Enable. The amount of cash Enable can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas, NGLs and crude oil that it handles;

•	the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas, NGLs and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other companies offering midstream services;

•	adverse effects of governmental and environmental regulation;

•	the level of its operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures it makes;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by its general partner;

•	distributions paid on its Series A Preferred Units; and

•	other business risks affecting its cash levels.

Enable's contracts are subject to renewal risk.

As contracts with Enable's existing suppliers and customers expire, Enable negotiates extensions or renewals of those contracts or enter into new contracts with other suppliers and customers. Enable may be unable to extend or renew existing contracts or enter into new contracts on favorable commercial terms, if at all. Depending on prevailing market conditions at the time of an extension or renewal, gathering and processing customers with fee-based contracts may desire to enter into contracts under different fee arrangements, and gathering and processing customers with contracts that contain minimum volume commitments may desire to enter into contracts without minimum volume commitments. Likewise, Enable's transportation and storage customers may choose not to extend or renew expiring contracts based on the economics of the related areas of production. To the extent Enable is unable to renew or replace its expiring contracts on terms that are favorable to Enable, if at all, or successfully manage its overall contract mix over time, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Enable depends on a small number of customers for a significant portion of its gathering and processing revenues and its transportation and storage revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its gathering and processing or transportation and storage services and adversely affect its financial position, results of operations and ability to make cash distributions to us.

For the year ended December 31, 2017, 57 percent of Enable's gathered natural gas volumes were attributable to the affiliates of Continental Resources, Inc., Vine Oil and Gas, GeoSouthern Energy Corporation, XTO Energy Inc. and Tapstone Corporation and 51 percent of its transportation and storage service revenues were attributable to affiliates of CenterPoint, Spire Inc., American Electric Power Co., the Company and Continental Resources, Inc. The loss of all or even a portion of the gathering and processing or transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us.

As further discussed in "Natural Gas Midstream Operations - Enable Midstream Partners" in "Item 1. Business," in 2017, Spire Inc. disclosed its plan to construct additional interstate pipeline serving the St. Louis, Missouri market, subject to receiving FERC approval. If Spire Inc. constructs this pipeline, Enable anticipates that Spire Inc.'s need for firm transportation and storage capacity on Enable's pipelines will decrease.

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

Fluctuations in energy prices can also greatly affect the development of new natural gas, NGL and crude oil reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of natural gas, NGLs, crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond its control. Because of these and other factors, even if new reserves are known to exist in areas served by Enable's assets, producers may choose not to develop those reserves. Declines in natural gas, NGL or crude oil prices can have a negative impact on exploration, development and production activity and, if sustained, could lead to decreases in such activity. Sustained low natural gas, NGL or crude oil prices could also lead producers to shut in production from their existing wells. Sustained reductions in exploration or production activity in its areas of operation could lead to further reductions in the utilization of its systems, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

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

Enable's business plan calls for investments in capital improvements and additions. Capital expenditures could range from approximately $450 million to $600 million for the year ending December 31, 2018.

The construction of additions or modifications to Enable's existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond its control and may require the expenditure of significant amounts of capital, which may exceed estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs and availability of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if an existing pipeline is expanded or a new pipeline is constructed, the construction may occur over an extended period of time, and Enable may not receive any material increases in revenues or cash flows until the project is completed. In addition, Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve an expected investment return, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

In connection with its capital investments, Enable may engage a third party to estimate potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enable relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate either in volume or timing due to numerous uncertainties inherent in estimating future production. To the extent estimates of the volume of new production are inaccurate, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us. To the extent estimates in the timing of new production are inaccurate, new facilities may be constructed in advance of the actual need for capacity or may not be constructed in time to accommodate volume flows, which could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable, and it may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable's financial position, results of operations and its ability to make cash distributions to unitholders, including us.

Enable's financial position, results of operations and ability to make cash distributions to us could be negatively affected by adverse changes in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, liquefied natural gas, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation.

Enable's natural gas processing arrangements exposes Enable to commodity price fluctuations. In 2017, seven percent, 35 percent and 58 percent of Enable's processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids and fee-based, respectively. If the price at which Enable sells natural gas or NGLs is less than the cost at which it purchases natural gas or NGLs under these arrangements, then its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

At any given time, Enable's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable's exposure to credit risks of its customers, and any material nonpayment or nonperformance by its customers could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Some of Enable's customers may experience financial problems that could have a significant effect on its customers' creditworthiness. Severe financial problems encountered by its customers could limit Enable's ability to collect amounts owed to it, or to enforce performance of obligations under contractual arrangements. In addition, many of Enable's customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of its customers’ liquidity and limit its customers' ability to make payments or perform on obligations to Enable. Furthermore, some of Enable's customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Enable. Financial problems experienced by its customers could result in the impairment of its assets, reduction of its operating cash flows and may also reduce or curtail its customers' future use of its products and services, which could reduce revenues.

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

As of December 31, 2017, approximately 44 percent of Enable's aggregate contracted firm transportation firm capacity on EGT and MRT and 44 percent of its aggregate contracted firm storage capacity on EGT and MRT was subscribed under such "negotiated rate" contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between "recourse rates" (if higher) and negotiated rates, is not assured under current FERC policies. If Enable's costs increase and it is not able to recover any shortfall of revenue associated with its negotiated rate contracts, the cash flow realized by its systems could decrease and, therefore, the cash Enable has available for distribution to its unitholders, including us, could also decrease.

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

Enable does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Enable may obtain the rights to construct and operate its pipelines for a specific period of time on lands owned by governmental agencies, American Indian tribes or other third parties, including on American Indian allotments, title to which is held in trust by the U.S. A loss of these rights, through its inability to renew right-of-way contracts or otherwise, could cause a cease in operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere, and adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable conducts a portion of its operations through joint ventures, which subjects them to additional risks that could adversely affect the success of its operations and financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable conducts a portion of its operations through joint ventures with third parties, including Spectra Energy Partners, LP, DCP Midstream Partners, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering, LLC. It may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside the control of Enable. If these parties do not satisfy their obligations under these arrangements, Enable's business may be adversely affected.

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

Under certain circumstances, Spectra Energy Partners, LP could have the right to purchase an ownership interest in SESH at fair market value.

Enable owns a 50 percent ownership interest in SESH. The remaining 50 percent ownership interests are held by Spectra Energy Partners, LP.

CenterPoint owns a 54.1 percent of Enable's common units, 100.0 percent of its Series A Preferred Units and a 40 percent economic interest in Enable GP, LLC. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH LLC Agreement), if, at any time, CenterPoint has a right to receive less than 50 percent of Enable's distributions through its interests in Enable and in the general partner, or does not have the ability to exercise certain control rights, Spectra Energy Partners, LP could have the right to purchase Enable's interest in SESH at fair market value, subject to certain exceptions.

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

Goodwill is evaluated for impairment on an annual basis as well as when events or circumstances change that would more likely than not reduce the fair value of a reporting unit is below its carrying amount. An impairment of goodwill is recognized if the carrying value of a reporting unit exceeds its fair value and the carrying amount of that reporting unit’s goodwill exceeds the implied value of that goodwill. For example, Enable recorded impairments to goodwill of $1.087 billion during the year ended December 31, 2015. As a result, there was no goodwill recorded as of December 31, 2016 and 2015. As of December 31, 2017, Enable has goodwill of $12 million as a result of the acquisition of Align Midstream, LLC in the fourth quarter of 2017.

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

Enable has 140 employees who are participants under OGE Energy Corp.’s defined benefit and retiree medical plans, who are seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy Corp. If seconding is terminated, employees of OGE Energy Corp. that Enable determines to hire are under no obligation to accept Enable's offer of employment on the terms Enable provides, or at all.

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

CenterPoint Energy, Inc. has publicly disclosed that it is evaluating strategic alternatives for its investment in Enable. CenterPoint Energy, Inc. has disclosed that the alternatives may include a sale of all or a portion of the interests that it owns in Enable and the general partner of Enable, that if the sale option is not viable, it intends to reduce its ownership in Enable over time through a sale of the common units it holds in the public equity markets subject to market conditions, and that there can be no assurances that these evaluations will result in any specific action. CenterPoint Energy Inc.'s disclosure, as well as any sales by CenterPoint of the common units it holds in the public equity markets, could have an adverse impact on the market for Enable common units, including Enable's ability to issue equity on favorable terms to fund Enable's capital needs or at all.

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

As of December 31, 2017, Enable had approximately $2.6 billion of long-term debt outstanding, excluding the premiums on senior notes. In addition, as of December 31, 2017, Enable had $405.0 million outstanding under its commercial paper program and $450.0 million outstanding under its 2015 term loan agreement. Enable also has a $1.75 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.3 billion was available as of February 1, 2018. Enable has the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

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

Enable’s and its operating subsidiaries’ ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions, commodity prices and financial, business, regulatory and other factors, some of which are beyond its control. If operating results are not sufficient to service its operating subsidiaries' current or future indebtedness, it and its subsidiaries may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.

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

Affiliates of Enable's general partner, including CenterPoint and the Company, may compete with Enable, and neither the general partner nor its affiliates have any obligation to present business opportunities to Enable.

Under Enable's omnibus agreement, both CenterPoint and the Company are prohibited from, directly or indirectly, owning, operating, acquiring or investing in any business engaged in midstream operations located within the U.S., other than through Enable. This requirement applies to both CenterPoint and the Company for so long as either CenterPoint or the Company holds any interest in Enable's general partner or at least 20 percent of its common units. However, if CenterPoint or the Company acquires any business with midstream operations assets that have a value in excess of $50.0 million (or $100.0 million in the aggregate with such party’s other acquired midstream operations assets that have not been offered to Enable), the acquiring party will be required to offer to Enable such assets for such value. If Enable does not purchase such assets, the acquiring party will be free to retain and operate such midstream assets, so long as the value of the assets does not reach certain thresholds.

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

Effective internal controls are necessary for Enable to provide reliable financial reports, prevent fraud and operate successfully as a public company. If its efforts to maintain an effective system of internal controls are not successful, it will be unable to maintain adequate controls over its financial processes and reporting in the future and its operating results could be harmed or fail to meet its reporting obligations. Ineffective internal controls also could cause investors to lose confidence in its reported financial information, which would likely have a negative effect on the trading price of Enable's common units.

Cybersecurity attacks or other disruptions of Enable's systems, networks and technology could adversely impact Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us.

Enable has become increasingly dependent on the systems, networks and technology that it uses to conduct almost all aspects of its business, including the operation of its gathering, processing, transportation and storage assets, the recording of commercial transactions and the reporting of financial information. Enable depends on both its own systems, networks and technology as well as the systems, networks and technology of its vendors, customers and other business partners. Any disruption of these systems, networks and technology could disrupt the operation of Enable's business. Disruptions can result from a variety of causes, including natural disasters, the failure of software or equipment and manmade events, such as cybersecurity attacks or information security breaches. Cybersecurity attacks and information security breaches could result in the unauthorized use of confidential, proprietary or other information and in the disruption of Enable's critical business functions and operations, adversely affecting its reputation and subjecting it to possible legal claims and liability. In addition, Enable is not fully insured against all cybersecurity risks.

Terrorist attacks or other physical security threats could adversely affect Enable's business.

Enable's gathering, processing, transportation and storage assets may be targets of terrorist activities or other physical security threats that could disrupt its ability to conduct its business. It is possible that any of these occurrences, or a combination of them, could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us. In addition, any physical damage to Enable's assets resulting from acts of terrorism may not be fully covered by Enable's insurance.

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

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. For instance, in May 2016, the EPA issued final standards governing methane emissions imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. These rules have required changes to Enable's operations, including the installation of new equipment to control emissions. Additionally, several states are pursuing similar measures to regulate emissions of methane from new and existing sources. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations. Future federal and state regulations relating to Enable's gathering and processing, transmission and storage operations remain a possibility and could result in increased compliance costs on Enable's operations. Furthermore, if new or more stringent federal, state or local legal restrictions are adopted in areas where Enable's oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for Enable's services to those customers.

There is inherent risk of the incurrence of environmental costs and liabilities in Enable's operations due to the handling of natural gas, NGLs, crude oil and produced water as well as air emissions related to its operations and historical industry operations and waste disposal practices. These matters are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the handling or disposing of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of wastes on, under or from its properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. Private parties, including the owners of the properties through which its gathering and transportation systems pass and facilities where its wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non- compliance, with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of its pipelines could subject them to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Enable may be unable to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. Further, stricter requirements could negatively impact its customers’ production and operations, resulting in less demand for its services.

Increased regulation of hydraulic fracturing and waste water injection wells could result in reductions or delays in natural gas production by Enable's customers, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including us.

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

Some states have adopted, and other states have considered adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Enable's oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for Enable's services to those customers.

State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In March 2017, the U.S. Geological Survey produced an updated seismic hazard survey that forecasted lower earthquake rates in regions of induced activity but still showed significantly elevated hazards in the central and eastern U.S. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, the OCC has implemented volume reduction plans, and at times required shut-ins, for disposal wells injecting wastewater from oil and gas operations into the Arbuckle formation. In December 2016, the OCC also released well completion seismicity guidelines for operators in the South Central Oklahoma Oil Province and the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. Enable cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal. Additional legislation or regulation could also lead to operational delays or increased operating costs for Enable's customers, which in turn could reduce the demand for Enable's services.

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

Because Enable's operations emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase its costs related to operating and maintaining its facilities, and could delay future permitting. At the federal level, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore oil and natural gas production sources in the U.S. on an annual basis, which include certain of Enable's operations. Additional rules, such as the updates to the oil and gas new source performance standard requirements finalized by the EPA in May 2016, could affect Enable's ability to obtain air permits for new or modified facilities or require its operations to incur additional expenses to control air emissions by installing emissions control technologies and adhering to a variety of work practice and other requirements. These requirements could increase the costs of development and production, reducing the profits available to Enable and potentially impair its operator’s ability to economically develop its properties.

In addition, the U.S. Congress has in the past and may in the future consider legislation to reduce emissions of greenhouse gases, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. From time to time, the U.S. Congress has considered adopting legislation to limit greenhouse gases emissions. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. These programs typically require major sources of greenhouse gas emissions to acquire and surrender emission allowances in return for emitting those greenhouse gas emissions. Any such future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases could require Enable to incur costs to reduce emissions of greenhouse gases. Substantial limitations on greenhouse gas emissions could also adversely affect demand for oil and natural gas. Depending on the particular program, Enable could in the future be required to purchase and surrender emission allowances or otherwise undertake measures to reduce greenhouse gas emissions. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could adversely affect the demand for Enable's service and its financial position, results of operations and ability to make cash distributions to unitholders, including us.

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

Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 to impose penalties for current violations of up to $1 million per day for each violation and possible criminal penalties of up to approximately $1.2 million per violation.

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

On December 22, 2017, the 2017 Tax Act was enacted, which reduced the highest marginal U.S. federal corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. Following the effective date of the law, the FERC orders granting certificates to construct proposed pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, the FERC has issued data requests in pending certificate proceedings for proposed pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities, and filings have been made at the FERC requesting that the FERC require pipelines to lower their transportation rates to account for lower corporate taxes. Enable's current tariff rates on file with the FERC incorporate the federal income tax rates that were in effect at the time those tariff rates were established. If the FERC requires Enable to establish new tariff rates that reflect a lower federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect Enable's financial position, results of operations and ability to make cash distributions to its unitholders, including us.

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

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC under the Natural Gas Act, but the FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, it cannot be assured that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of its facilities they consider to be gathering facilities, Enable believes that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of its gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the Natural Gas Act and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the Natural Gas Act or the Natural Gas Policy Act. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and ability to make cash distributions to its unitholders, including us. In addition, if any of Enable's facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act or Natural Gas Policy Act regulations, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

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

Certain of Enable's pipeline operations are subject to pipeline safety laws and regulations. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration regulates safety requirements for the design, construction, maintenance and operation of its jurisdictional natural gas and hazardous liquids pipeline facilities. All of Enable's interstate and intrastate natural gas transportation pipeline facilities are Pipeline and Hazardous Materials Safety Administration jurisdictional and certain of Enable's natural gas gathering, NGL and crude oil pipeline facilities are Pipeline and Hazardous Materials Safety Administration jurisdictional. Among other things, these laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures, for pipelines located in “high consequence areas.” The regulations require operators, including Enable, to, among other things:

•	perform ongoing assessments of pipeline integrity;

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Failure to comply with the Pipeline and Hazardous Materials Safety Administration or comparable state pipeline safety regulations could result in a number of consequences which may have an adverse effect on Enable's operations. Enable incurs significant costs associated with its compliance with existing Pipeline and Hazardous Materials Safety Administration and comparable state pipeline regulations. Enable currently estimates that it will incur maintenance and capital expenditures and operation and maintenance expenses of up to $285.0 million from 2018 through 2022 to comply with existing pipeline safety laws and regulations related to integrity assessments and repairs. Enable may incur significant cost associated with repair, remediation, preventative and mitigation measures associated with its integrity management programs for pipelines that are not currently subject to regulation by the Pipeline and Hazardous Materials Safety Administration.

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

Proposed rulemakings such as the notice of proposed rulemakings published on October 13, 2015 and April 8, 2016 could expand the scope of the natural gas and hazardous liquids integrity management programs and other related pipeline safety regulations to include additional requirements or previously exempt pipelines. Enable have not estimated the cost of complying with any proposed changes to the regulations administered by the Pipeline and Hazardous Materials Safety Administration or state pipeline safety regulators.

Financial reform regulations under the Dodd-Frank Act could adversely affect Enable's ability to use derivative instruments to hedge risks associated with its business.

At times, Enable may hedge all or a portion of its commodity risk and its interest rate risk. The federal government regulates the derivatives markets and entities, including businesses like Enable, that participate in those market through the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which requires the Commodity Futures Trading Commission and the Securities and Exchange Commission to promulgate rules and regulations implementing the legislation. Under the Commodity Futures Trading Commission's regulations, Enable is subject to reporting and recordkeeping obligations for transactions involving non-financial swap transactions the Commodity Futures Trading Commissions initially adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2013, the Commodity Futures Trading Commission published a notice of proposed rulemaking designed to implement new position limits regulation and in December 2016, the Commodity Futures Trading Commission's re-proposed regulations for position limits. The ultimate form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

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

Enable cannot provide assurance that its credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances warrant. If any of Enable's credit ratings are below investment grade, it may have higher future borrowing costs and it or its subsidiaries may be required to post cash collateral or letters of credit under certain contractual agreements. If cash collateral requirements were to occur at a time when Enable was experiencing significant working capital requirements or otherwise lacked liquidity, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

Enable's Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of its common units.

Enable's 10 percent Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in Enable, issued in February 2016, rank senior to all of its other classes or series of equity securities with respect to distribution rights and rights upon liquidation. Enable cannot declare or pay a distribution to its common unitholders for any quarter unless full distributions have been or contemporaneously are being paid on all outstanding Series A Preferred Units for such quarter. These preferences could adversely affect the cash distributions we receive from Enable, or could make it more difficult for Enable to sell its common units in the future.

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

Enable's Series A Preferred Units contain covenants preventing it from taking certain actions without the approval of the holders of 66 2/3 percent of the Series A Preferred Units. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede Enable's ability to take certain actions that its management or its board of directors may consider to be in the best interests of its unitholders. The affirmative vote of 66 2/3 percent of the outstanding Series A Preferred Units, voting as a single class, is necessary to amend Enable's Partnership Agreement in any manner that would or could reasonably be expected to have a material adverse effect on the rights, preferences, obligations or privileges of the Series A Preferred Units. The affirmative vote of 66 2/3 percent of the outstanding Series A Preferred Units and any outstanding series of other preferred units, voting as a single class, is necessary to (A) create or issue certain party securities with proceeds in an aggregate amount in excess of $700.0 million or create or issue any senior securities or (B) subject to Enable's right to redeem the Series A Preferred Units, approve certain fundamental transactions.

Enable's Series A Preferred Units are required to be redeemed in certain circumstances if they are not eligible for trading on the New York Stock Exchange, and Enable may not have sufficient funds to redeem its Series A Preferred Units if it is required to do so.

The holders of Enable's Series A Preferred Units may request that Enable list those units for trading on the New York Stock Exchange. If Enable is unable to list the Series A Preferred Units in certain circumstances, it will be required to redeem the Series A Preferred Units. There can be no assurance that Enable would have sufficient financial resources available to satisfy its obligation to redeem the Series A Preferred Units. In addition, mandatory redemption of Enable's Series A Preferred Units could adversely affect its financial position, results of operations and ability to make quarterly cash distributions to its unitholders, including us.

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

In addition, upon a change of control or certain fundamental transactions, Enable's Series A Preferred Units are convertible into common units at the option of the holders of such units. If a substantial portion of the Series A Preferred Units were converted into common units, common unitholders could experience significant dilution. In addition, if holders of such converted Series A Preferred Units were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for Enable's common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for Enable to sell its common units in the future.

Affiliates of Enable's general partner may sell common units in the public or private markets, which could have an adverse impact on the trading price of the common units and may sell their interest in its general partner, which may impact its strategic direction.

As of February 1, 2018, CenterPoint held 233,856,623 of Enable's common units and 14,520,000 Series A Preferred Units, and the Company held 110,982,805 of Enable's common units. Enable's Series A Preferred Units are convertible into common units upon a change of control or certain fundamental transactions at the option of the holders of such units. Both Enable's common units held by CenterPoint and the Company, as well as Enable's Series A Preferred Units held by CenterPoint, are subject to certain registration rights. In addition, CenterPoint has publicly disclosed that it is evaluating strategic alternatives for its investment in Enable. CenterPoint has disclosed that the alternatives may include a sale of all or a portion of the interests that it owns in Enable and the general partner of Enable, that if the sale option is not viable it intends to reduce its ownership in Enable over time through a sale of the common units it holds in the public equity markets subject to market conditions, and that there can be no assurances that these evaluations will result in any specific action. CenterPoint's disclosure, as well as any sales by CenterPoint of the common units it holds in the public or equity markets, could have an adverse impact on the market for Enable's common units, including its ability to issue equity on favorable terms to fund its capital needs or at all. Any sale of Enable's general partner by CenterPoint or the Company may impact Enable's strategic direction, business or results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,304 MWs at December 31, 2017. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2017 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	6.0%		434
	2	1973	Steam-Turbine	Gas	8.0%		430
	3	1975	Steam-Turbine	Gas/Oil	8.5%		456	1,320
Muskogee	4	1977	Steam-Turbine	Coal	49.2%		493
	5	1978	Steam-Turbine	Coal	36.8%		498
	6	1984	Steam-Turbine	Coal	55.5%		518	1,509
Sooner	1	1979	Steam-Turbine	Coal	39.0%		520
	2	1980	Steam-Turbine	Coal	38.2%		519	1,039
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	4.1%		167
	7	1963	Combined Cycle	Gas/Oil	4.5%		214
	8	1969	Steam-Turbine	Gas	3.5%		397
	9	2000	Combustion-Turbine	Gas	9.7%		45
	10	2000	Combustion-Turbine	Gas	9.6%		43	866
Redbud (B)	1	2003	Combined Cycle	Gas	51.0%		153
	2	2003	Combined Cycle	Gas	45.1%		153
	3	2003	Combined Cycle	Gas	48.5%		154
	4	2003	Combined Cycle	Gas	42.9%		153	613
Mustang (C)	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		33
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		32
	8	2017	Combustion-Turbine	Gas	—%		60	125
McClain (D)	1	2001	Combined Cycle	Gas	80.5%		380	380
Total Generating Capability (all stations, excluding renewable)								5,852

Renewable						2017 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	40.9%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	23.3%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	34.8%	2.3	101
Mustang		2015	Oklahoma City, OK	90	Solar	22.5%	—	3
Total Generating Capability (renewable)								452

(A)	2017 Capacity Factor = 2017 Net Actual Generation / (2017 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)
On December 31, 2017, Mustang units 3 and 4 were retired. On December 30, 2017, Mustang unit 8, the first of seven efficient combustion turbines installed as part of the Mustang Modernization Plan, was placed in service. The Company expects units 6, 7, 9, 10, 11 and 12 to be placed in service at various times during the first quarter of 2018.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2017, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.3 million kV-amps and 4,949 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.9 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 346 substations with a total capacity of 9.7 million kV-amps, 29,317 structure miles of overhead lines, 2,824 miles of underground conduit and 10,875 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 0.9 million kV-amps, 2,785 structure miles of overhead lines, 282 miles of underground conduit and 689 miles of underground conductors in Arkansas.

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
During the three years ended December 31, 2017, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $1.4 billion, and gross retirements were $315.5 million.  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 12.5 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2017.

Item 3.  Legal Proceedings.

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on currently available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

	Dividend Paid	Price
2017		High	Low
First Quarter	$0.3025	$37.41	$32.85
Second Quarter	0.3025	37.25	33.45
Third Quarter	0.3025	36.67	33.95
Fourth Quarter	0.3325	37.32	32.60
2016
First Quarter	$0.2750	$28.74	$23.37
Second Quarter	0.2750	32.75	27.27
Third Quarter	0.2750	33.10	29.91
Fourth Quarter	0.3025	34.23	29.57

At the Company's September 2017 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.3325 per share from $0.3025 per share effective in October 2017.

The number of record holders of the Company's common stock at December 31, 2017, was 14,920. The book value of the Company's common stock at December 31, 2017 was $32.91 per share.

Dividend Restrictions

Before the Company can pay any dividends on its common stock, the holders of any of its preferred stock that may be outstanding are entitled to receive their dividends at the respective rates as may be provided for the shares of their series.  Currently, there are no shares of preferred stock of the Company outstanding. Because the Company is a holding company and conducts all of its operations through its subsidiaries and equity affiliates, the Company's cash flow and ability to pay dividends is dependent on the earnings and cash flows of its subsidiaries and equity affiliate and the distribution or other payments of those earnings to the Company in the form of dividends or distributions or in the form of repayments of loans or receipt of advances. The Company expects to derive principally all of the funds required by it to enable it to pay dividends on its common stock from dividends paid by OG&E, on OG&E's common stock. The Company may also utilize distributions paid by Enable to help fund its capital needs and support future dividend growth.  The Company's ability to receive dividends on OG&E's common stock is subject to the prior rights of the holders of any OG&E preferred stock that may be outstanding, any covenants of OG&E's certificate of incorporation and OG&E's debt instruments limiting the ability of OG&E to pay dividends and the ability of public utility commissions that regulate OG&E to effectively restrict the payment of dividends by OG&E.  The Company's ability to receive distributions on its limited partnership interest in Enable is subject to Enable's cash available for distribution, the terms of its limited partnership agreement and the covenants of Enable's debt instruments limiting the ability of Enable to pay distributions. Enable's partnership agreement requires that it distribute all "available cash," as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter.

Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $605.3 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $2.2 billion of the Company’s retained earnings as of December 31, 2017 are unrestricted for the payment of dividends.

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $600.1 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.8 billion of OG&E’s retained earnings as of December 31, 2017 are unrestricted for the payment of dividends.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

HISTORICAL DATA

Year Ended December 31	2017	2016	2015	2014	2013
SELECTED FINANCIAL DATA
(In millions, except per share data)

Results of Operations Data (A)
Operating revenues	$2,261.1	$2,259.2	$2,196.9	$2,453.1	$2,867.7
Cost of sales	897.6	880.1	865.0	1,106.6	1,428.9
Operating expenses	853.2	875.8	850.7	809.7	885.3
Operating income	510.3	503.3	481.2	536.8	553.5
Equity in earnings of unconsolidated affiliates	131.2	101.8	15.5	172.6	101.9
Allowance for equity funds used during construction	39.7	14.2	8.3	4.2	6.6
Other income	46.4	26.0	27.0	17.8	31.8
Other expense	14.1	16.9	14.3	14.4	22.2
Interest expense	143.8	142.1	149.0	148.4	147.5
Income tax (benefit) expense	(49.3)	148.1	97.4	172.8	130.3
Net income	619.0	338.2	271.3	395.8	393.8
Less: Net income attributable to noncontrolling interests	—	—	—	—	6.2
Net income attributable to OGE Energy	$619.0	$338.2	$271.3	$395.8	$387.6
Basic earnings per average common share attributable to OGE Energy common shareholders	$3.10	$1.69	$1.36	$1.99	$1.96
Diluted earnings per average common share attributable to OGE Energy common shareholders	$3.10	$1.69	$1.36	$1.98	$1.94
Dividends declared per common share	$1.27000	$1.15500	$1.05000	$0.95000	$0.85125
Balance Sheet Data (at period end)
Property, plant and equipment, net	$8,339.9	$7,696.2	$7,322.4	$6,979.9	$6,672.8
Total assets	$10,412.7	$9,939.6	$9,580.6	$9,509.9	$9,120.5
Long-term debt	$2,999.4	$2,630.5	$2,738.8	$2,737.4	$2,385.9
Total stockholders' equity	$3,851.1	$3,443.8	$3,326.0	$3,244.4	$3,037.1
Capitalization Ratios (B)
Stockholders' equity	56.2%	56.7%	54.7%	54.1%	55.9%
Long-term debt	43.8%	43.3%	45.3%	45.9%	44.1%
Ratio of Earnings to Fixed Charges (C)
Ratio of earnings to fixed charges	4.42	4.41	4.12	4.49	3.98

(A)
In May 2013, Enable was formed to own and operate the midstream businesses of OGE Energy and CenterPoint. OGE Energy accounts for its interest in Enable using the equity method of accounting subsequent to the formation of Enable. Prior to May 1, 2013, OGE Energy consolidated the results of Enogex LLC.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken Shale formation, principally located in the Williston Basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

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

In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2017, the Company owned 111.0 million common units, or 25.7 percent, of Enable's outstanding common units. For additional information on the Company's equity investment in Enable and related party transactions, see Note 3 in "Item 8. Financial Statements and Supplementary Data."

Over the course of 2015 and continuing into early 2016, natural gas and crude oil prices dropped to their lowest levels in over 10 years. During 2016 and 2017, those prices increased, and have stabilized, but have not rebounded to the pre-2015 levels. Based on these recent commodity prices, Enable has seen changes in producer activity that have negatively impacted Enable's operations and financial position and could see additional changes in producer activity that may negatively impact Enable's operations and affect its future distribution rates. If commodity prices decline further, Enable's future operating results and cash flows could be negatively impacted. A portion of our earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in this Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGL and crude oil prices. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

On February 9, 2018, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions."

OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations and to determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

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

OG&E is focused on:

•	providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity;

•
providing safe, reliable energy to the communities and customers we serve, with a particular focus on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments;

•	having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members;

•	continuing to grow a zero-injury culture and deliver top-quartile safety results;

•	complying with the EPA's Regional Haze Rule requirements;

•	ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers; and

•	continuing focus on operational excellence and efficiencies in order to protect the customer bill.

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

Summary of Operating Results
2017 compared to 2016. Net income was $619.0 million, or $3.10 per diluted share, in 2017 as compared to $338.2 million, or $1.69 per diluted share, in 2016. The increase in net income of $280.8 million, or 83.0 percent, or $1.41 per diluted share, in 2017 as compared to 2016 was primarily due to:

•
an increase in net income at OGE Holdings of $271.5 million, or $1.36 per diluted share of the Company's common stock, primarily due to an income tax benefit of $245.2 million as a result of the 2017 Tax Act and an increase of equity in earnings of Enable; and

•
an increase in net income at OG&E of $21.4 million, or $0.11 per diluted share of the Company's common stock, primarily due to higher net other income and lower depreciation and amortization expense as a result of the March 2017 OCC rate order mandating a reduction in depreciation rates, partially offset by higher income tax expense, higher operation and maintenance expense and lower gross margin primarily due to milder weather; partially offset by

•
an increase in net loss of other operations of $12.1 million, or $0.06 per diluted share of the Company's common stock, primarily due to income tax expense of $10.5 million as a result of the 2017 Tax Act.

2016 compared to 2015. Net income was $338.2 million, or $1.69 per diluted share, in 2016 as compared to $271.3 million, or $1.36 per diluted share, in 2015. The increase in net income of $66.9 million, or 24.7 percent, or $0.33 per diluted share, in 2016 as compared to 2015 was primarily due to:

•
an increase in net income at OGE Holdings of $44.3 million, or $0.22 per diluted share of the Company's common stock, primarily due to the goodwill impairment adjustment at Enable in September 2015, partially offset by higher income tax expense due to higher pre-tax operating income and a change in state tax rates;

•
an increase in net income at OG&E of $15.2 million, or $0.07 per diluted share of the Company's common stock, primarily due to an increase in gross margin related to warmer summer weather and increased wholesale transmission revenues and an increase in other income. Partially offsetting these items was an increase in other operation and maintenance expense, an increase in depreciation expense due to additional assets being placed in service and an increase in income tax expense; and

•
an increase in net income of other operations of $7.4 million, or $0.04 per diluted share of the Company's common stock, primarily due to charges in 2015 associated with pre-construction expenditures for cancelled new office space to consolidate Oklahoma City personnel and a decrease in depreciation, partially offset by an increase in interest expense.

A more detailed discussion regarding the financial performance of OG&E and the Natural Gas Midstream Operations can be found under "Results of Operations" below.

2018 Outlook

Key assumptions for 2018 include:

OG&E

The Company projects OG&E to earn approximately $286 million to $306 million or $1.43 to $1.53 per average diluted share in 2018 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	gross margin on revenues of approximately $1.380 billion to $1.390 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	operating expenses of approximately $927 million to $937 million, with operation and maintenance expenses comprising approximately 53 percent of the total;

•
interest expense of approximately $152 million to $155 million which assumes an $11 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt refinancing of $250 million in the second half of 2018;

•	other income of approximately $33 million including approximately $21 million of allowance for equity funds used during construction;

•	assumes a regulatory asset for the Dry Scrubbers for approximately $9 million, or $0.03 per share;

•	an effective tax rate of approximately 10.9 percent;

•	new rates take effect in Oklahoma by August 1, 2018; and

•	every 25 basis point change in the allowed Oklahoma return on equity equates to a change of approximately $8 million in revenue.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Holdings

The Company projects the earnings contribution from its ownership interest in Enable for 2018 to be approximately $96 million to $104 million or $0.48 to $0.52 per average diluted share and receive approximately $140 million in cash distributions.

Consolidated OGE

The Company’s 2018 earnings guidance is between approximately $380 million and $410 million of net income, or $1.90 to $2.05 per average diluted share and is based on the following assumptions:

•	approximately 200 million average diluted shares outstanding;

•	an effective tax rate of approximately 14 percent; and

•	a $0.00 to $0.01 or up to $2 million loss at OGE Energy (holding company) due to interest expense.

OG&E's Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. For a reconciliation of gross margin to revenue for the years ended December 31, 2017, 2016 and 2015, see OG&E (Electric Utility) Results of Operations below.

Detailed below is a reconciliation of gross margin to revenue included in the 2018 Outlook.

Reconciliation of Gross Margin to Revenue
(In millions)	Twelve Months Ended December 31, 2018 (A)
Operating revenues	$1,932
Cost of sales	547
Gross margin	$1,385

(A)	Based on the midpoint of OG&E earnings guidance for 2018.

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

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 and the Company's consolidated financial position at December 31, 2017 and 2016.  The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Year Ended December 31,
(In millions except per share data)	2017	2016	2015
Net income	$619.0	$338.2	$271.3
Basic average common shares outstanding	199.7	199.7	199.6
Diluted average common shares outstanding	200.0	199.9	199.6
Basic earnings per average common share	$3.10	$1.69	$1.36
Diluted earnings per average common share	$3.10	$1.69	$1.36
Dividends declared per common share	$1.27000	$1.15500	$1.05000

Results by Business Segment

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income (loss):
OG&E (Electric Utility)	$305.5	$284.1	$268.9
OGE Holdings (Natural Gas Midstream Operations) (A)	325.2	53.7	9.4
Other operations (B)	(11.7)	0.4	(7.0)
Consolidated net income	$619.0	$338.2	$271.3

(A)
The Company recorded an income tax benefit of $245.2 million during the fourth quarter of 2017 due to the Company remeasuring deferred taxes at OGE Holdings, as a result of the 2017 Tax Act. See Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the effects of the 2017 Tax Act. The Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of Enable's goodwill impairment, as adjusted for the basis differences. See Note 3 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the goodwill impairment.

(B)
The Company recorded an income tax expense of $10.5 million during the fourth quarter of 2017 due to the Company remeasuring deferred taxes at OGE Energy (holding company), as a result of the 2017 Tax Act. Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following operating results analysis by business segment includes intercompany transactions that are eliminated in the Consolidated Financial Statements.

OG&E (Electric Utility)

Year Ended December 31 (Dollars in millions)	2017	2016	2015
Operating revenues	$2,261.1	$2,259.2	$2,196.9
Cost of sales	897.6	880.1	865.0
Other operation and maintenance	486.1	469.8	444.5
Depreciation and amortization	280.9	316.4	299.9
Taxes other than income	84.8	84.0	87.1
Operating income	511.7	508.9	500.4
Allowance for equity funds used during construction	39.7	14.2	8.3
Other income	36.6	16.4	13.3
Other expense	2.3	2.9	1.6
Interest expense	138.4	138.1	146.7
Income tax expense	141.8	114.4	104.8
Net income	$305.5	$284.1	$268.9
Operating revenues by classification:
Residential	$884.1	$951.9	$896.5
Commercial	588.3	573.7	535.0
Industrial	200.6	194.6	190.6
Oilfield	159.5	156.9	162.8
Public authorities and street light	208.0	204.3	194.2
Sales for resale	0.2	0.3	21.7
System sales revenues	2,040.7	2,081.7	2,000.8
Provision for rate refund	26.8	(33.6)	—
Integrated market	23.5	49.3	48.6
Other	170.1	161.8	147.5
Total operating revenues	$2,261.1	$2,259.2	$2,196.9
Reconciliation of gross margin to revenue
Operating revenues	$2,261.1	$2,259.2	$2,196.9
Cost of sales	897.6	880.1	865.0
Gross margin	$1,363.5	$1,379.1	$1,331.9
MWh sales by classification (In millions)
Residential	8.8	9.3	9.2
Commercial	7.6	7.6	7.4
Industrial	3.6	3.6	3.6
Oilfield	3.2	3.2	3.4
Public authorities and street light	3.1	3.2	3.1
Sales for resale	—	—	0.5
System sales	26.3	26.9	27.2
Integrated market	1.8	3.0	1.7
Total sales	28.1	29.9	28.9
Number of customers	841,830	833,582	824,776
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.821	2.488	2.529
Coal	2.069	2.213	2.187
Total fuel	2.211	2.199	2.196
Total fuel and purchased power	3.049	2.842	2.874
Degree days (A)
Heating - Actual	2,877	2,800	3,038
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	1,944	2,247	2,071
Cooling - Normal	2,092	2,092	2,092

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

2017 compared to 2016. OG&E's net income increased $21.4 million, or 7.5 percent, in 2017 as compared to 2016, primarily due to lower depreciation and amortization expense as a result of the March 2017 OCC rate order mandating a reduction in depreciation rates, higher allowance for equity funds used during construction, higher other income and higher allowance for borrowed funds used during construction, partially offset by higher income tax expense, higher operation and maintenance expense, lower gross margin and higher interest on long-term debt.
Gross margin was $1,363.5 million in 2017 as compared to $1,379.1 million in 2016, a decrease of $15.6 million, or 1.1 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Weather (price and quantity) (A)	$(15.1)
Price variance (B)	(13.9)
Wholesale transmission revenue	(8.1)
New customer growth	14.2
Non-residential demand and related revenues	5.0
Industrial and oilfield sales	2.2
Other	0.1
Change in gross margin	$(15.6)

(A)	Cooling degree days decreased approximately 13 percent in 2017.

(B)	Decreased primarily due to additional reserves for rate refunds in both Oklahoma and Arkansas, as well as riders moving to base rates in the March 2017 OCC rate order.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $17.5 million, or 2.0 percent, in 2017 as compared to 2016. The changes are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$(61.5)
Purchased power costs:
Purchases from SPP (B)	74.4
Wind	0.2
Cogeneration	(9.5)
Transmission expense (C)	13.9
Change in cost of sales	$17.5

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

(B)
Increase in the cost of purchases from the SPP was due to an increase of 26.8 percent in MWh purchased and an increase of 16.2 percent in cost per MWhs purchased. The increase in cost per MWh purchased was due to an increase in fuel prices and higher grid congestion costs during 2017.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $16.3 million, or 3.5 percent, in 2017 as compared to 2016. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Vegetation management	$14.5
Other	9.2
Capitalized labor (A)	(7.4)
Change in other operation and maintenance expense	$16.3

(A)
Increased during 2017 primarily due to more storm costs exceeding the $2.7 million OCC-allowed threshold, which were moved to a regulatory asset, as well as mutual assistance, which was provided in the aftermath of Hurricanes Harvey and Irma.

Depreciation and amortization expense decreased $35.5 million, or 11.2 percent, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the March 2017 OCC rate order as discussed in Note 14 in "Item 8. Financial Statements and Supplementary Data," partially offset by additional assets being placed into service.

Allowance for equity funds used during construction increased $25.5 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $20.2 million, primarily due to an increase in the tax gross-up related to higher allowance for funds used during construction and an increase in gains on guaranteed flat bill margins.

Allowance for borrowed funds used during construction increased $10.5 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income tax expense increased $27.4 million, or 24.0 percent, primarily due to higher pre-tax operating income and lower tax credits generated.

2016 compared to 2015.  OG&E's net income increased $15.2 million, or 5.7 percent, in 2016 as compared to 2015, primarily due to an increase in gross margin related to warmer summer weather and increased transmission revenues and an increase in other income, partially offset by increases in other operation and maintenance expense, depreciation expense and income tax expense.

Gross margin was $1,379.1 million in 2016 as compared to $1,331.9 million in 2015, an increase of $47.2 million, or 3.5 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Interim rate increase - Oklahoma (A)	$39.0
Reserve for rate refund (A)	(33.7)
Wholesale transmission revenue (B)	20.3
Price variance (C)	18.1
Quantity variance (primarily weather)	13.1
New customer growth	3.2
Non-residential demand and related revenues	0.6
Expiration of AVEC contract (D)	(9.7)
Other	(3.7)
Change in gross margin	$47.2

(A)
As discussed in Note 14 in "Item 8. Financial Statements and Supplementary Data," on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)
Increased primarily due to the SPP's settlement of revenue credits related to the Windspeed Transmission line for the years 2008 through August 2016. Other increases include a recovery of the base plan projects in the SPP formula rate for 2015 and 2016.

(C)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(D)	On June 30, 2015, the wholesale power contract with AVEC expired.

OG&E's cost of sales increased $15.1 million, or 1.7 percent, in 2016 as compared to 2015. The changes are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$12.2
Purchased power costs:
Purchases from SPP (B)	(12.3)
Wind	—
Cogeneration	—
Transmission expense (C)	15.2
Change in cost of sales	$15.1

(A)
Increased primarily due to higher volumes of natural gas used partially offset by lower natural gas prices. In 2016, OG&E's fuel mix was 48.0 percent coal, 45.3 percent natural gas and 6.7 percent wind. In 2015, OG&E's fuel mix was 49.0 percent coal, 44.0 percent natural gas and seven percent wind.

(B)	Decreased primarily due to a decrease in purchases from the SPP.

(C)	Increased primarily due to higher SPP charges for the base plan projects of other utilities and SPP charges for the Windspeed Transmission line for the years 2008 through August 2016.

Other operation and maintenance expense increased $25.3 million, or 5.7 percent, in 2016 as compared to 2015. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Salaries and wages (A)	$10.4
Contract professional services (B)	8.7
Corporate allocations and overheads (C)	8.1
Other	(1.9)
Change in other operation and maintenance expense	$25.3

(A)	Increased primarily due to increases in incentive compensation, pension expense, annual salaries and medical/dental expense, partially offset by a decrease in overtime.

(B)	Increased primarily due to increased consulting costs associated with demand side management programs.

(C)	Increased primarily due to additional direct support in information technology, facility direct support, strategy and marketing support.

Depreciation and amortization expense increased $16.5 million, or 5.5 percent, primarily due to additional assets being placed in service and amortization of deferred storm costs.

Taxes other than income taxes decreased $3.1 million, or 3.6 percent, due to increased capitalization of ad valorem taxes primarily associated with environmental projects.

Allowance for equity funds used during construction increased $5.9 million, or 71.1 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $3.1 million, or 23.3 percent, primarily due to an increase in the tax gross-up related to higher allowance for equity funds used during construction and an increase in interest income related to riders, partially offset by decreased guaranteed flat bill margins.

Other expense increased $1.3 million, or 81.3 percent, primarily due to increased other miscellaneous expenses, increased charitable donations during 2016 and an increase in consulting services.

Interest expense decreased $8.6 million, or 5.9 percent, primarily due to the retirement of senior notes in January 2016, partially offset by increased allowance for borrowed funds used during construction primarily associated with environmental projects.

Income tax expense increased $9.6 million, or 9.2 percent, primarily due to higher pre-tax operating income in addition to lower renewable energy credits.

OGE Holdings (Natural Gas Midstream Operations)

	Year Ended December 31,
(In millions)	2017	2016	2015
Operating revenues	$—	$—	$—
Cost of sales	—	—	—
Other operation and maintenance	0.3	7.7	7.5
Depreciation and amortization	—	—	—
Taxes other than income	1.0	—	—
Operating loss	(1.3)	(7.7)	(7.5)
Equity in earnings of unconsolidated affiliates (A)	131.2	101.8	15.5
Other income	0.1	0.1	0.4
Income before taxes	130.0	94.2	8.4
Income tax (benefit) expense (B)	(195.2)	40.5	(1.0)
Net income attributable to OGE Holdings	$325.2	$53.7	$9.4

(A)
The Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of Enable's goodwill impairment, as adjusted for the basis difference. See Note 3 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the goodwill impairment.

(B)	Includes an income tax benefit of $245.2 million due to the remeasurement of deferred taxes, as a result of the 2017 Tax Act.

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
(In millions)	2017	2016	2015
Enable net income (loss)	$400.3	$289.5	$(752.0)
Distributions senior to limited partners	—	(9.1)	—
Differences due to timing of OGE Energy and Enable accounting close	—	(12.2)	12.1
Enable net income (loss) used to calculate OGE Energy's equity in earnings	$400.3	$268.2	$(739.9)
OGE Energy's percent ownership at period end	25.7%	25.7%	26.3%
OGE Energy's portion of Enable net income (loss)	$102.7	$70.7	$(194.4)
Impairments recognized by Enable associated with OGE Energy's basis differences	—	2.6	178.4
OGE Energy's share of Enable net income (loss)	102.7	73.3	(16.0)
Amortization of basis difference	11.3	11.6	13.5
Elimination of Enable fair value step up	17.2	16.9	18.0
Equity in earnings of unconsolidated affiliates	$131.2	$101.8	$15.5

Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's investment in Enogex LLC and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $714.2 million as of December 31, 2017. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2016 to December 31, 2017.

(In millions)
Basis difference as of December 31, 2016	$743.7
Change in Enable basis difference	(1.0)
Amortization of basis difference	(11.3)
Elimination of Enable fair value step up	(17.2)
Basis difference as of December 31, 2017	$714.2

Enable Results of Operations

The following tables represents summarized financial information of Enable for 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Operating revenues	$2,803	$2,272	$2,418
Cost of natural gas and NGLs	1,381	1,017	1,097
Operating income (loss)	528	385	(712)
Net income (loss)	400	290	(752)

	Year Ended December 31,
	2017	2016	2015
Gathered volumes - TBtu/d	3.56	3.13	3.14
Transportation volumes - TBtu/d	5.04	4.88	4.97
Natural gas processed volumes - TBtu/d	1.96	1.80	1.78
NGLs sold - MBbl/d (A)(B)	92.21	78.16	75.55
(A) Excludes condensate.
(B) NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

OGE Holdings' earnings before taxes increased $35.8 million for the year ended December 31, 2017 as compared to the same period in 2016, primarily due to an increase in equity in earnings of Enable of $29.4 million and a decrease in pension settlement expense of $6.8 million. The increase in the Company's equity in earnings of Enable was primarily attributable to a $143.0 million increase in Enable's operating income. Enable's operating income increased primarily due to an increase in gross margin of $167.0 million and a decrease in impairments of $9.0 million that increased the Company's equity in earnings of Enable by $42.9 million and $2.3 million, respectively, partially offset by an increase in depreciation and amortization expense of $28.0 million, an increase in interest expense of $21.0 million and an increase in preferred distributions of $14.0 million that decreased the Company's equity in earnings of Enable by $7.2 million, $5.4 million and $3.6 million, respectively.

Enable's gathering and processing business segment reported an increase in operating income of $131.0 million. The increase in operating income was primarily due to an increase in gross margin of $160.0 million that increased the Company's equity in earnings of Enable by $41.1 million. The increase in gross margin was partially offset by an increase in depreciation and amortization expense of $20.0 million and an increase in operations and maintenance and general and administrative expenses of $13.0 million that decreased the Company's equity in earnings of Enable by $5.1 million and $3.3 million, respectively. Gathering and processing gross margin increased primarily due to an increase in gross margin from natural gas sales due to higher average natural gas prices and higher gathering volumes in the Anadarko and Ark-La-Tex Basins, an increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin, an increase in gathering margin due to increased gathering volumes in the Anadarko and Ark-La-Tex Basins and increased billings under minimum volume commitments in the Arkoma Basin and an increase in gross margin from changes in the fair value of condensate and NGL derivatives.

Enable's transportation and storage business segment reported an increase in operating income of $13.0 million. The increase in operating income was primarily due to a decrease in operations and maintenance and general and administrative expenses of $12.0 million and an increase in gross margin of $10.0 million that increased the Company's equity in earnings of Enable by $3.1 million and $2.6 million, respectively. These increases were partially offset by an increase of depreciation and amortization expense of $8.0 million that decreased the Company's equity in earnings of Enable by $2.1 million. Transportation and storage gross margin increased primarily due to an increase in gross margin from changes in the fair value of natural gas derivatives, an increase in NGL sales due to an increase in transported volumes and NGL prices and an increase in off-system transportation margins. These increases were partially offset by a decrease in system management activities, a decrease in firm transportation services between Carthage, Texas and Perryville, Louisiana and a decrease in realized gains on natural gas derivatives.

Income tax benefit was $195.2 million during the year ended December 31, 2017 as compared to income tax expense of $40.5 million during the same period in 2016. The change is primarily due to a remeasurement of federal deferred taxes related to the 2017 Tax Act, a remeasurement of state deferred taxes and return to provision adjustments related to the Company's investment in Enable during the year ended December 31, 2016, offset by higher pre-tax operating income.

Year Ended December 31, 2016 as compared to Year Ended December 31, 2015

OGE Holdings' earnings before taxes increased $85.8 million for the year ended December 31, 2016 as compared to the same period of 2015, primarily due to an increase in equity in earnings of Enable of $86.3 million. The increase in the Company's equity in earnings of Enable was primarily attributable to an increase of $1.097 billion in Enable's operating income during the year ended December 31, 2016 as compared to 2015. This increase was primarily due to goodwill and asset impairments recorded by Enable in 2015 of $1.125 billion, which resulted in the Company recognizing a $108.4 million goodwill impairment during 2015, as adjusted for basis differences. In addition, a decrease in operation and maintenance expense that includes administrative expense of $56.0 million increased the Company's equity in earnings of Enable by approximately $15.0 million and was partially offset by a decrease in Enable's gross margin of $66.0 million that decreased the Company's equity in earnings of Enable by $17.0 million.

Enable's gathering and processing business segment reported an increase in operating income of $499 million. Goodwill and asset impairments recorded in 2015 positively impacted operating income by $534 million in 2016. Absent the impact of such impairment, operating income decreased $35 million primarily due to a reduction in gross margin of $33 million and an increase in depreciation and amortization expense of $17 million that decreased the Company's equity in earnings of Enable by $9 million and $4 million, respectively. These changes were partially offset by a decrease of $17 million in operation and maintenance expenses that increased the Company's equity in earnings of Enable by $4 million. Gathering and processing gross margin decreased primarily due to lower commodity prices and a decrease due to one-time project reimbursements partially offset by increased volumes in the Williston Basin, increased billings under minimum volume commitments, higher rates on fee-based gathering services and an increase in the imbalance receivable associated with the annual fuel rate determination.

Enable's transportation and storage segment reported an increase in operating income of $601 million. Goodwill and asset impairments recorded in 2015 represented $591 million of this increase; further, a decrease of $39 million in operation and maintenance expense increased the Company's equity in earnings of Enable by $10 million. These increases were partially offset by a decrease in gross margin of $29 million that decreased the Company's equity in earnings of Enable by $8 million, primarily due to lower margin on unrealized natural gas derivatives, lower system management activities and lower firm transportation revenues partially offset by an increase in gross margin from transportation services for local distribution companies.

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

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering 1,243 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.2 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $257.1 million and $235.2 million at December 31, 2017 and 2016, respectively, an increase of $21.9 million, or 9.3 percent, primarily due to an increase in billings to OG&E's retail customers.

Other Current Assets. The balance of Other Current Assets was $54.6 million and $81.8 million at December 31, 2017 and 2016, respectively, a decrease of $27.2 million, or 33.3 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Short-Term Debt. The balance of Short-term Debt was $168.4 million and $236.2 million at December 31, 2017 and 2016, respectively, a decrease of $67.8 million, or 28.7 percent. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The decrease in 2017 compared to 2016 was primarily due to the repayment of short-term debt from the proceeds of the senior notes issuance in both March and August 2017.

Accounts Payable. The balance of Accounts Payable was $230.4 million and $205.4 million at December 31, 2017 and 2016, respectively, an increase of $25.0 million, or 12.2 percent, primarily due to the timing of vendor payments and accruals, partially offset by a decrease in fuel and purchased power payables.

Accrued Compensation. The balance of Accrued Compensation was $35.9 million and $45.1 million at December 31, 2017 and 2016, respectively, a decrease of $9.2 million, or 20.4 percent, primarily due to lower accruals for incentive compensation payouts.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $249.8 million and $224.7 million at December 31, 2017 and 2016, respectively, an increase of $25.1 million, or 11.2 percent, primarily due to the reclassification of long-term debt that will mature on September 1, 2018, partially offset by debt that matured July 15, 2017 and November 24, 2017.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $1.7 million at December 31, 2017 compared to a Fuel Clause Under Recoveries balance of $51.3 million at December 31, 2016. The change is primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $28.7 million and $96.0 million at December 31, 2017 and 2016, respectively, a decrease of $67.3 million, or 70.1 percent, primarily due to amounts refunded to customers in 2017.

Cash Flows

				2017 vs. 2016		2016 vs. 2015
Year Ended December 31 (In millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$784.5	$644.7	$867.1	$139.8	21.7%	$(222.4)	(25.6)%
Net cash used in investing activities	(821.9)	(620.4)	(500.1)	(201.5)	32.5%	(120.3)	24.1%
Net cash provided from (used in) financing activities	51.5	(99.2)	(297.3)	150.7	*	198.1	(66.6)%
* Greater than a 100 percent variance.

Operating Activities

The increase of $139.8 million, or 21.7 percent, in net cash provided from operating activities in 2017 as compared to 2016 was primarily due to increased amounts received from customers, primarily due to recovery of fuel costs, and increased equity in earnings of Enable, partially offset by an increase in vendor payments.  Cash distributions from Enable did not change compared to prior year; however, the increase in equity in earnings of Enable resulted in an increased portion of the cash distributions being classified as a return on investment in operating activities as opposed to the prior year classification as a return of investment in investing activities.

The decrease of $222.4 million, or 25.6 percent, in net cash provided from operating activities in 2016 as compared to 2015 was primarily due to a return of cash from fuel over recoveries to customers at OG&E.

Investing Activities

The increase of $201.5 million, or 32.5 percent, in net cash used in investing activities in 2017 as compared to 2016 was primarily due to an increase in capital expenditures related to environmental projects at OG&E and a decrease in return of investment. An increase in equity in earnings of Enable resulted in an increased portion of cash distributions from Enable being classified as a return on investment in operating activities as opposed to the prior year classification as a return of investment in investing activities.

The increase of $120.3 million, or 24.1 percent, in net cash used in investing activities in 2016 as compared to 2015 was primarily due to an increase in capital expenditures related to environmental projects at OG&E.

Financing Activities

The increase of $150.7 million in net cash provided from financing activities in 2017 as compared to 2016 was primarily due to the issuance by OG&E of $300.0 million in long-term debt in each of March 2017 and August 2017, partially offset by a decrease in short-term debt and the payment of $100.0 million in long-term debt in November 2017.

The decrease of $198.1 million, or 66.6 percent, in net cash used in financing activities in 2016 as compared to 2015 was primarily due to an increase in short-term debt, partially offset by the payment of $110.0 million in long-term debt during the first quarter of 2016.

2017 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $1,049.2 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $78.8 million, resulting in total net capital requirements and contractual obligations of $1,128.0 million in 2017, of which $213.9 million was to comply with environmental regulations.  This compares to net capital requirements of $770.3 million and net contractual obligations of $82.6 million totaling $852.9 million in 2016, of which $135.8 million was to comply with environmental regulations.

In 2017, the Company's primary sources of capital were cash generated from operations, proceeds from the issuance of short-term debt and distributions from Enable. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2018 through 2022 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2018	2019	2020	2021	2022
Transmission (A)	$90	$50	$50	$50	$50
Distribution:
Oklahoma	215	165	165	165	165
Arkansas	10	20	50	60	60
Generation	55	130	95	75	75
Other	50	25	25	25	25
Total Transmission, Distribution, Generation and Other	420	390	385	375	375
Projects:
Environmental - Dry Scrubbers (B)	95	20	—	—	—
Combustion turbines - Mustang	35	—	—	—	—
Environmental - natural gas conversion (B)	35	15	—	—	—
Allowance of funds used during construction and ad valorem taxes	40	—	—	—	—
Grid modernization, reliability, resiliency, technology and other	—	200	190	280	180
Total Projects	205	235	190	280	180
Total	$625	$625	$575	$655	$555

(A)	Future transmission capital expenditures include the following:

Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $150.0 million has been spent prior to 2018.	$158	First quarter 2018

(B)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 14 in "Item 8. Financial Statements and Supplementary Data" and in "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2017.  See the Company's Consolidated Statements of Capitalization and Note 13 in "Item 8. Financial Statements and Supplementary Data" for additional information.

(In millions)	2018	2019-2020	2021-2022	After 2022	Total
Maturities of long-term debt (A)	$250.1	$250.2	$0.2	$2,529.6	$3,030.1
Operating lease obligations:
Railcars	1.7	20.9	—	—	22.6
Wind farm land leases	2.5	5.4	5.8	40.6	54.3
Noncancellable operating lease	0.6	—	—	—	0.6
Total operating lease obligations	4.8	26.3	5.8	40.6	77.5
Other purchase obligations and commitments:
Cogeneration capacity and fixed operation and maintenance payments	72.8	118.5	94.9	1.6	287.8
Expected cogeneration energy payments	35.7	71.5	75.4	0.9	183.5
Minimum fuel purchase commitments	139.8	60.8	49.2	382.7	632.5
Expected wind purchase commitments	58.7	113.4	115.1	505.0	792.2
Long-term service agreement commitments	7.9	44.3	4.8	123.1	180.1
Mustang Modernization expenditures	24.9	—	—	—	24.9
Environmental compliance plan expenditures	63.0	9.1	—	—	72.1
Total other purchase obligations and commitments	402.8	417.6	339.4	1,013.3	2,173.1
Total contractual obligations	657.7	694.1	345.4	3,583.5	5,280.7
Amounts recoverable through fuel adjustment clause (B)	(235.9)	(266.6)	(239.7)	(888.6)	(1,630.8)
Total contractual obligations, net	$421.8	$427.5	$105.7	$2,694.9	$3,649.9

(A)
Maturities of the Company's long-term debt during the next five years consist of $250.1 million, $250.1 million, $0.1 million, $0.1 million and $0.1 million in 2018, 2019, 2020, 2021 and 2022, respectively.

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

Pension and Postretirement Benefit Plans

At December 31, 2017, 35.6 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. Treasury notes and bonds as presented in Note 11 in "Item 8. Financial Statements and Supplementary Data." During 2017, actual returns on the Pension Plan were $84.4 million, compared to expected return on plan assets of $42.6 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. Funding levels are dependent on returns on plan assets and future discount rates. The Company made a $20.0 million contribution to its Pension Plan in both 2017 and 2016. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2018. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2017 and 2016. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 in "Item 8. Financial Statements and Supplementary Data") in the Company's Consolidated Balance Sheets.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2017	2016	2017	2016	2017	2016
Benefit obligations	$687.5	$672.2	$8.1	$7.0	$149.4	$215.9
Fair value of plan assets	635.3	595.9	—	—	50.2	53.1
Funded status at end of year	$(52.2)	$(76.3)	$(8.1)	$(7.0)	$(99.2)	$(162.8)

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. The Company's financial objective includes dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities. At the Company's September 2017 board meeting, the Board of Directors approved management's recommendation of a 10 percent increase in the quarterly dividend rate to $0.3325 per share from $0.3025 per share effective in October 2017.
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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. In March 2017, the Company and OG&E each entered into new $450.0 million unsecured revolving credit agreements which expire March 2022. These bank facilities can also be used as letter of credit facilities.  As of December 31, 2017, the Company had $168.4 million of short-term debt compared to $236.2 million at December 31, 2016. The average balance of short-term debt in 2017 was $175.7 million at a weighted-average interest rate of 1.30 percent. The maximum month-end balance of short-term debt in 2017 was $260.1 million. At December 31, 2017, the Company had $731.3 million of net available liquidity under its revolving credit agreements.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.  At December 31, 2017, the Company had $14.4 million in cash and cash equivalents. See Note 10 in "Item 8. Financial Statements and Supplementary Data" for further discussion.

Issuance of Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility and to fund ongoing capital expenditures and working capital.

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

On June 29, 2017, Moody's Investors Service revised the rating outlooks on the Company and OG&E from stable to negative. Moody's Investors Service indicated that the revised outlooks reflect the potential for a decline in financial metrics amidst some uncertainty over cost recovery and earned returns in Oklahoma. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

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

Common Stock
The Company does not expect to issue any common stock in 2018 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 8 in "Item 8. Financial Statements and Supplementary Data" for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, Enable made distributions of $141.2 million, $141.2 million and $139.3 million to the Company during the years ended December 31, 2017, 2016 and 2015, respectively. On June 22, 2016, Enable's Limited Partnership Agreement was amended to change the last permitted distribution date from 45 days to 60 days after the close of each quarter. Enable's General Partner Agreement was amended to change the distribution deadline from 50 days after the close of each quarter to five days following distributions by Enable.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements.  However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of the Company where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Company's Audit Committee. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 in "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Benefit Plans

The Company has a Pension Plan that covers a significant amount of the Company's employees hired before December 1, 2009. Effective December 1, 2009, the Company's Pension Plan is no longer being offered to employees hired on or after December 1, 2009.  The Company also has defined benefit postretirement plans that cover a significant amount of its employees.  Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized.  The Pension Plan rate assumptions are shown in Note 11 in "Item 8. Financial Statements and Supplementary Data."  The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio.  The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid.  Funding levels are dependent on returns on plan assets and future discount rates.  Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.  The following table indicates the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.4 million
Discount rate	+/- 0.25 percent	+/- $12.9 million
Contributions	+/- $10 million	+/- $10.0 million

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
On December 22, 2017, President Trump signed the 2017 Tax Act into law, significantly changing U.S. corporate income tax laws. The 2017 Tax Act reduces the corporate federal tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. See Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the effects of the 2017 Tax Act.

Asset Retirement Obligations

The Company has recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

See Note 1 and Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the 2017 Tax Act's impact on OG&E's regulatory assets and liabilities as of December 31, 2017.

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Consolidated Balance Sheets and in Operating Revenues on the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2017, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.5 million.  At December 31, 2017 and 2016, Accrued Unbilled Revenues were $66.5 million and $59.7 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2017, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million.  The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million at both December 31, 2017 and 2016.

Accounting Pronouncements
See Note 2 in "Item 8. Financial Statements and Supplementary Data" for discussion of current accounting pronouncements that are applicable to the Company.
Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.  See Note 13 in "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be $189.2 million, of which $170.0 million is for capital expenditures.  It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2019 will be approximately $51.8 million, of which $35.2 million is for capital expenditures. The amounts for OG&E above include capital expenditures for Dry Scrubbers and conversion of two coal-fueled units to natural gas.

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

Regional Haze Control Measures

The EPA's 2005 Regional Haze Rule is intended to protect visibility in certain national parks and wilderness areas throughout the U.S. that may be impacted by air pollutant emissions. On December 28, 2011, the EPA issued a final Regional Haze Rule for Oklahoma which adopted a FIP for SO2 emissions at Sooner Units 1 and 2 and Muskogee Units 4 and 5. The FIP compliance date is January 4, 2019 as a result of an appeal filed by OG&E and others.

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 14 in "Item 8. Financial Statements and Supplementary Data," the OCC has approved the Company's decision to install Dry Scrubbers at the Sooner units. As of December 31, 2017, OG&E has invested $401.3 million in the Dry Scrubbers and $13.0 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of December 31, 2017, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and took effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E’s coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. Those petitions all are pending without any relevant substantive decisions by the authorities.

Due to the pending litigation and administrative proceedings, the ultimate timing and impact of the 2016 CSAPR update rule on our operations cannot be determined with certainty at this time. However, the Company does not anticipate additional capital expenditures beyond what has already been disclosed and does not expect that the reduced emissions cap, if upheld, will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. The Company believes that it complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E. Nonetheless, there is continuing litigation, to which the Company is not a party, challenging whether the EPA had statutory authority to issue the MATS rule. The Company cannot predict the outcome of this litigation or how it will affect the Company.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2017, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

The EPA proposed to designate part of Muskogee County in which OG&E's Muskogee Power Plant is located as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The State of Oklahoma's revised monitoring plan was approved by the EPA, and the required monitoring commenced at the beginning of 2017 and will continue through the end of 2019. Nonetheless, the EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being August 26, 2017, but a decision has yet to be reached. It is unclear what impact, if any, the consent decree deadline will have on the monitoring plan. At this time, OG&E cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to OG&E's financial results. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard.

On September 30, 2015, the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb, set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA. In a letter to Oklahoma dated December 20, 2017, the EPA proposed to approve this recommendation.

The Company is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere.  On June 1, 2017, President Trump announced that the U.S. will withdraw from the Paris Climate Accord and begin negotiations to re-enter the agreement with different terms. A new agreement may result in future additional emissions reductions in the U.S.; however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. In addition, the EPA published an Advance Notice of Proposed Rulemaking seeking comments on regulatory options for replacing the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Company's future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 14 in "Item 8. Financial Statements and Supplementary Data" under "Pending Regulatory Matters," OG&E's plan to comply with the EPA’s MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the Oklahoma Department of Environmental Quality submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units. The Company does not anticipate capital expenditures or a material impact to its consolidated financial position, results of operations or cash flows, as a result of adoption of this rule.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed in mid to late 2018. More detail regarding the ECP can be found under the "Pending Regulatory Matters" section of Note 14 in "Item 8. Financial Statements and Supplementary Data."

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

On January 16, 2018, the EPA proposed to approve the application from the State of Oklahoma to administer the Coal Combustion Residual rule in lieu of the "self-implementing" oversight authorities under the EPA coal ash rule of 2015. Oklahoma has incorporated all of the required elements of the EPA Coal Combustion Residual rule into the state permit program. Upon final approval by the EPA, the state Coal Combustion Residual program will operate in lieu of the self-implementing governance as per the final, 2015 EPA coal ash rule.

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2017, the Company obtained refunds of $2.1 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters.
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. OG&E submitted compliance plans to the State of Oklahoma in April 2015. On December 22, 2017, the Oklahoma Department of Environmental Quality issued a final permit for Muskogee Power Plant in compliance with the final 316(b) rule, which did not incur material cost. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation at other facilities following the future issuance of permits from the State of Oklahoma.

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology and performance based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule occurs between 2018 and 2023. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 13 in "Item 8. Financial Statements and Supplementary Data."

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

Year Ended December 31 (Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	12/31/17 Fair Value
Fixed-rate debt (A):
Principal amount	$250.1	$250.1	$0.1	$0.1	$0.1	$2,394.2	$2,894.7	$3,252.6
Weighted-average interest rate	6.35%	8.25%	3.77%	3.77%	3.77%	4.90%	5.31%
Variable-rate debt (B):
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	—%	1.82%	1.82%

(A)
Prior to or when these debt obligations mature, the Company may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by the Company would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2017	2016	2015
OPERATING REVENUES	$2,261.1	$2,259.2	$2,196.9
COST OF SALES	897.6	880.1	865.0
OPERATING EXPENSES
Other operation and maintenance	480.3	465.6	451.6
Depreciation and amortization	283.5	322.6	307.9
Taxes other than income	89.4	87.6	91.2
Total operating expenses	853.2	875.8	850.7
OPERATING INCOME	510.3	503.3	481.2
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	131.2	101.8	15.5
Allowance for equity funds used during construction	39.7	14.2	8.3
Other income	46.4	26.0	27.0
Other expense	(14.1)	(16.9)	(14.3)
Net other income	203.2	125.1	36.5
INTEREST EXPENSE
Interest on long-term debt	153.6	143.2	147.8
Allowance for borrowed funds used during construction	(18.0)	(7.5)	(4.2)
Interest on short-term debt and other interest charges	8.2	6.4	5.4
Interest expense	143.8	142.1	149.0
INCOME BEFORE TAXES	569.7	486.3	368.7
INCOME TAX (BENEFIT) EXPENSE	(49.3)	148.1	97.4
NET INCOME	$619.0	$338.2	$271.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.7	199.6
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.0	199.9	199.6
BASIC EARNINGS PER AVERAGE COMMON SHARE	$3.10	$1.69	$1.36
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$3.10	$1.69	$1.36
DIVIDENDS DECLARED PER COMMON SHARE	$1.27000	$1.15500	$1.05000

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2017	2016	2015
Net income	$619.0	$338.2	$271.3
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $1.4, $1.7 and $2.2, respectively	2.5	2.8	2.5
Amortization of prior service cost, net of tax of $0.0, $0.0 and $0.0, respectively	(0.1)	—	—
Net gain (loss) arising during the period, net of tax of $0.2, ($0.6) and ($5.8), respectively	0.4	(0.7)	(9.5)
Settlement cost, net of tax of $1.4, $3.2 and $2.9, respectively	2.2	5.0	4.6
Postretirement Benefit Plans:
Amortization of prior service cost, net of tax of ($0.3), ($1.0) and ($1.1), respectively	(0.6)	(1.5)	(1.8)
Amortization of deferred net loss, net of tax of $0.0, $0.0 and $0.8, respectively	—	—	1.2
Prior service cost arising during the period, net of tax of $4.0, $0.0 and $0.0, respectively	6.3	—	—
Net (loss) gain arising during the period, net of tax of ($0.2), $0.1 and $5.6, respectively	(0.6)	0.2	9.3
Settlement cost, net of tax of $0.2, $0.0 and $0.0, respectively	0.5	—	—
Other comprehensive income, net of tax	10.6	5.8	6.3
Comprehensive income	$629.6	$344.0	$277.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$619.0	$338.2	$271.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	283.5	322.6	307.9
Deferred income taxes and investment tax credits, net	(50.0)	153.8	102.6
Equity in earnings of unconsolidated affiliates	(131.2)	(101.8)	(15.5)
Distributions from unconsolidated affiliates	131.2	102.3	94.1
Allowance for equity funds used during construction	(39.7)	(14.2)	(8.3)
Stock-based compensation	9.1	4.7	7.6
Regulatory assets	3.7	(21.4)	(9.1)
Regulatory liabilities	(3.7)	(11.8)	(27.5)
Other assets	(0.7)	15.4	10.4
Other liabilities	(65.5)	(18.9)	8.6
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(21.8)	(6.9)	21.6
Income taxes receivable	13.6	(2.2)	(1.2)
Fuel, materials and supplies inventories	(3.6)	32.4	(56.5)
Fuel recoveries	53.0	(112.6)	129.6
Other current assets	27.2	(26.2)	(17.2)
Accounts payable	27.1	(45.1)	30.9
Other current liabilities	(66.7)	36.4	17.8
Net cash provided from operating activities	784.5	644.7	867.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(824.1)	(660.1)	(547.8)
Investment in unconsolidated affiliates	(8.5)	—	—
Return of capital - equity method investments	10.0	38.8	45.2
Proceeds from sale of assets	0.7	0.9	2.5
Net cash used in investing activities	(821.9)	(620.4)	(500.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	592.1	—	—
Issuance (expense) of common stock	(0.1)	—	7.2
(Decrease) increase in short-term debt	(67.8)	236.2	(98.0)
Payment of long-term debt	(225.1)	(110.2)	(0.2)
Dividends paid on common stock	(247.6)	(225.1)	(204.6)
Other	—	(0.1)	(1.7)
Net cash provided from (used in) financing activities	51.5	(99.2)	(297.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14.1	(74.9)	69.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.3	75.2	5.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14.4	$0.3	$75.2

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14.4	$0.3
Accounts receivable, less reserve of $1.5 and $1.5, respectively	188.7	173.0
Accounts receivable - unconsolidated affiliates	1.9	2.5
Accrued unbilled revenues	66.5	59.7
Income taxes receivable	5.8	19.4
Fuel inventories	84.3	79.8
Materials and supplies, at average cost	80.8	81.7
Fuel clause under recoveries	—	51.3
Other	54.6	81.8
Total current assets	497.0	549.5
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,160.4	1,158.6
Other	76.7	73.6
Total other property and investments	1,237.1	1,232.2
PROPERTY, PLANT AND EQUIPMENT
In service	11,041.2	10,690.0
Construction work in progress	867.5	495.1
Total property, plant and equipment	11,908.7	11,185.1
Less accumulated depreciation	3,568.8	3,488.9
Net property, plant and equipment	8,339.9	7,696.2
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	283.0	404.8
Other	55.7	56.9
Total deferred charges and other assets	338.7	461.7
TOTAL ASSETS	$10,412.7	$9,939.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$168.4	$236.2
Accounts payable	230.4	205.4
Dividends payable	66.4	60.4
Customer deposits	80.7	77.7
Accrued taxes	44.5	41.3
Accrued interest	44.0	40.4
Accrued compensation	35.9	45.1
Long-term debt due within one year	249.8	224.7
Fuel clause over recoveries	1.7	—
Other	28.7	96.0
Total current liabilities	950.5	1,027.2
LONG-TERM DEBT	2,749.6	2,405.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	192.7	274.8
Deferred income taxes	1,227.8	2,334.5
Regulatory liabilities	1,283.4	299.7
Other	157.6	153.8
Total deferred credits and other liabilities	2,861.5	3,062.8
Total liabilities	6,561.6	6,495.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,114.8	1,105.8
Retained earnings	2,759.5	2,367.3
Accumulated other comprehensive loss, net of tax	(23.2)	(29.3)
Total stockholders' equity	3,851.1	3,443.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,412.7	$9,939.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2017	2016
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 199.7 shares and 199.7 shares, respectively		$2.0	$2.0
Premium on common stock		1,112.8	1,103.8
Retained earnings		2,759.5	2,367.3
Accumulated other comprehensive loss, net of tax		(23.2)	(29.3)
Total stockholders' equity		3,851.1	3,443.8

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
1.87%	Variable Senior Notes, Series Due November 24, 2017	—	100.0
Senior Notes - OG&E
6.50%	Senior Notes, Series Due July 15, 2017	—	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	—
3.85%	Senior Notes, Series Due August 15, 2047	300.0	—
3.70%	Tinker Debt, Due August 31, 2062	9.7	9.9
Other Bonds - OG&E
0.65% - 1.86%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.65% - 1.80%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.66% - 1.80%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(20.8)	(15.5)
Unamortized discount		(9.9)	(9.3)
Total long-term debt		2,999.4	2,630.5
Less: long-term debt due within one year		(249.8)	(224.7)
Total long-term debt (excluding debt due within one year)		2,749.6	2,405.8
Total capitalization (including long-term debt due within one year)		$6,850.5	$6,074.3

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2014	199.4	$2.0	$1,085.6	$2,198.2	$(41.4)	$3,244.4
Net income	—	—	—	271.3	—	271.3
Other comprehensive income, net of tax	—	—	—	—	6.3	6.3
Dividends declared on common stock	—	—	—	(209.7)	—	(209.7)
Issuance of common stock	0.2	—	7.2	—	—	7.2
Stock-based compensation	0.1	—	6.5	—	—	6.5
Balance at December 31, 2015	199.7	$2.0	$1,099.3	$2,259.8	$(35.1)	$3,326.0
Net income	—	—	—	338.2	—	338.2
Other comprehensive income, net of tax	—	—	—	—	5.8	5.8
Dividends declared on common stock	—	—	—	(230.7)	—	(230.7)
Stock-based compensation	—	—	4.5	—	—	4.5
Balance at December 31, 2016	199.7	$2.0	$1,103.8	$2,367.3	$(29.3)	$3,443.8
Net income	—	—	—	619.0	—	619.0
Cumulative effect of change in accounting principles	—	—	—	26.8	(4.5)	22.3
Other comprehensive income, net of tax	—	—	—	—	10.6	10.6
Dividends declared on common stock	—	—	—	(253.6)	—	(253.6)
Expense of common stock	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	9.1	—	—	9.1
Balance at December 31, 2017	199.7	$2.0	$1,112.8	$2,759.5	$(23.2)	$3,851.1

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

The Company is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken Shale formation, principally located in the Williston Basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

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

The following table is a summary of OG&E's regulatory assets and liabilities:

December 31 (In millions)	2017	2016
Regulatory Assets
Current:
Oklahoma demand program rider under recovery (A)	$31.6	$51.0
SPP cost tracker under recovery (A)	7.7	10.0
Fuel clause under recoveries	—	51.3
Other (A)	1.5	9.5
Total current regulatory assets	$40.8	$121.8
Non-current:
Benefit obligations regulatory asset	$177.2	$232.6
Deferred storm expenses	42.2	35.7
Smart Grid	32.8	43.2
Unamortized loss on reacquired debt	12.3	13.4
Income taxes recoverable from customers, net	—	62.3
Other	18.5	17.6
Total non-current regulatory assets	$283.0	$404.8
Regulatory Liabilities
Current:
Fuel clause over recoveries	$1.7	$—
Other (B)	2.2	12.3
Total current regulatory liabilities	$3.9	$12.3
Non-current:
Income taxes refundable to customers, net	$955.5	$—
Accrued removal obligations, net	288.4	262.8
Pension tracker	32.3	35.5
Other	7.2	1.4
Total non-current regulatory liabilities	$1,283.4	$299.7

(A)	Included in Other Current Assets on the Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Consolidated Balance Sheets.

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in January 2016, which allows for the recovery through December 2018 of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments.

OG&E recovers certain SPP costs related to base plan charges from its customers and refunds certain SPP revenues received to its customers in Oklahoma through the SPP cost tracker.

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

The following table is a summary of the components of the benefit obligations regulatory asset:

December 31 (In millions)	2017	2016
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$172.4	$199.9
Postretirement Benefit Plans:
Net loss	33.6	32.7
Prior service cost	(28.8)	—
Total	$177.2	$232.6

The following amounts in the benefit obligations regulatory asset at December 31, 2017 are expected to be recognized as components of net periodic benefit cost in 2018:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$12.5
Postretirement Benefit Plans:
Net loss	4.0
Prior service cost	(6.1)
Total	$10.4

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

OG&E previously recovered the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program through a rider. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters. These incremental and stranded costs were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the regulatory assets and liabilities table above. As approved in the recent Oklahoma rate case effective May 1, 2017, these costs are now being recovered over a six year period.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are recorded in interest expenses and are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Income taxes refundable to customers, net, represent the reduction in accumulated deferred income taxes resulting from the reduction in the federal income tax rate, as part of the 2017 Tax Act.  These amounts will be returned to customers in varying amounts over approximately 80 years.  Currently, those amounts are shown net of income taxes recoverable from customers, which represents income tax benefits previously used to reduce OG&E's revenues, are treated as regulatory assets and are being amortized over the estimated remaining life of the assets to which they relate.  These amounts are being recovered in rates as the temporary differences that generated the income tax benefit turn around.

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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million at both December 31, 2017 and 2016.

New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed.  New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC.  The payment behavior of all existing customers is continuously monitored, and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $84.3 million and $82.4 million at December 31, 2017 and 2016, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system is being directed to OG&E's power plants over a five-year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets, representing natural gas in storage that will be removed from storage over four years. As of December 31, 2017, the remaining balance of cushion gas of $2.8 million is included in Fuel Inventories.

Property, Plant and Equipment

All property, plant and equipment is recorded at cost.  Newly constructed plant is added to plant balances at cost which includes contracted services, direct labor, materials, overhead, transportation costs and the allowance for funds used during construction.  Replacements of units of property are capitalized as plant.  For assets that belong to a common plant account, the replaced plant is removed from plant balances, and the cost of such property is charged to Accumulated Depreciation.  For assets that do not belong to a common plant account, the replaced plant is removed from plant balances with the related accumulated depreciation, and the remaining balance net of any salvage proceeds is recorded as a loss in the Consolidated Statements of Income as Other Expense.  Repair and replacement of minor items of property are included in the Consolidated Statements of Income as Other Operation and Maintenance Expense.

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

December 31, 2017 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$226.8	$71.4	$155.4
Redbud Plant (A)(B)	51%	$496.6	$136.0	$360.6

(A)	Construction work in progress was $0.4 million and $7.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $50.8 million.

December 31, 2016 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$234.2	$72.3	$161.9
Redbud Plant (A)(B)	51%	$489.0	$121.0	$368.0

(A)	Construction work in progress was $0.2 million and $1.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes:

December 31, 2017 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company):
Property, plant and equipment	$6.1	$—	$6.1
OGE Energy property, plant and equipment	6.1	—	6.1
OG&E:
Distribution assets	4,057.1	1,259.1	2,798.0
Electric generation assets (A)	4,475.0	1,493.5	2,981.5
Transmission assets (B)	2,767.7	506.5	2,261.2
Intangible plant	181.8	135.8	46.0
Other property and equipment	421.0	173.9	247.1
OG&E property, plant and equipment	11,902.6	3,568.8	8,333.8
Total property, plant and equipment	$11,908.7	$3,568.8	$8,339.9

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $50.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

December 31, 2016 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy (holding company):
Property, plant and equipment	$117.7	$103.3	$14.4
OGE Energy property, plant and equipment	117.7	103.3	14.4
OG&E:
Distribution assets	3,896.2	1,221.5	2,674.7
Electric generation assets (A)	4,155.9	1,493.3	2,662.6
Transmission assets (B)	2,548.8	481.3	2,067.5
Intangible plant	85.0	43.9	41.1
Other property and equipment	381.5	145.6	235.9
OG&E property, plant and equipment	11,067.4	3,385.6	7,681.8
Total property, plant and equipment	$11,185.1	$3,488.9	$7,696.2

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

The following table summarizes the Company's unamortized computer software costs included in intangible plant above.

December 31 (In millions)	2017	2016
OGE Energy (holding company)	$—	$1.0
OG&E	37.5	36.5
Total	$37.5	$37.5

The following table summarizes the Company's amortization expense for computer software costs.

Year Ended December 31 (In millions)	2017	2016	2015
OGE Energy (holding company)	$0.2	$1.4	$2.0
OG&E	8.8	8.0	6.9
Total	$9.0	$9.4	$8.9

Depreciation and Amortization

The provision for depreciation, which was 2.5 percent and 3.0 percent of the average depreciable utility plant for 2017 and 2016, respectively, is calculated using the straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2018, the provision for depreciation is projected to be 2.7 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2017, 98.6 percent will be amortized over 10.4 years with the remaining 1.4 percent of the intangible plant balance at December 31, 2017 being amortized over 23.7 years.

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

Investment in Unconsolidated Affiliate

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities that are considered most significant to the economic performance of Enable. The Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at December 31, 2017 as presented in Note 12. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

The Company has recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2017 and 2016.

(In millions)	2017	2016
Balance at January 1	$69.6	$63.3
Accretion expense	3.1	2.8
Revisions in estimated cash flows (A)	2.4	3.6
Liabilities settled	—	(0.1)
Balance at December 31	$75.1	$69.6

(A)	Assumptions changed related to the estimated timing of asbestos abatement and estimated cost of ash pond removal at two of OG&E's generating facilities.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to net Other Income and a reduction to Interest Expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets.  Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction rates, compounded semi-annually, were 8.2 percent, 8.2 percent and 8.1 percent for the years ended December 31, 2017, 2016 and 2015, respectively.

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

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. The SPP has implemented FERC-approved regional day-ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively, the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned- and contracted-generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Sales in the Consolidated Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

On December 22, 2017, President Trump signed the 2017 Tax Act into law, significantly changing U.S. corporate income tax laws. The 2017 Tax Act reduces the corporate federal tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. See Note 7 for further discussion of the effects of the 2017 Tax Act.

Accrued Vacation

The Company accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned but not taken.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in the components of accumulated other comprehensive loss attributable to OGE Energy during 2016 and 2017. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net income (loss)	Prior service cost	Net income (loss)	Prior service cost	Total
Balance at December 31, 2015	$(39.2)	$0.1	$2.5	$1.5	$(35.1)
Other comprehensive income (loss) before reclassifications	(0.7)	—	0.2	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	2.8	—	—	(1.5)	1.3
Settlement cost	5.0	—	—	—	5.0
Net current period other comprehensive income (loss)	7.1	—	0.2	(1.5)	5.8
Balance at December 31, 2016	(32.1)	0.1	2.7	—	(29.3)
Other comprehensive income (loss) before reclassifications	0.4	—	(0.6)	6.3	6.1
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	(0.1)	—	(0.6)	1.8
Cumulative effect of change in accounting principle	(5.7)	—	(0.1)	1.3	(4.5)
Settlement cost	2.2	—	0.5	—	2.7
Net current period other comprehensive income (loss)	(0.6)	(0.1)	(0.2)	7.0	6.1
Balance at December 31, 2017	$(32.7)	$—	$2.5	$7.0	$(23.2)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line items in net income during the years ended December 31, 2017 and 2016.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(In millions)	2017	2016
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses (A)	$(3.9)	$(4.5)	Other Operation and Maintenance Expense
Prior service cost	0.1	—	Other Operation and Maintenance Expense
Settlement (A)	(3.6)	(8.2)	Other Operation and Maintenance Expense
	(7.4)	(12.7)	Income Before Taxes
	(2.8)	(4.9)	Income Tax (Benefit) Expense
	$(4.6)	$(7.8)	Net Income

Amortization of postretirement benefit plan items:
Prior service cost	$0.9	$2.5	Other Operation and Maintenance Expense
Settlement (A)	(0.7)	—	Other Operation and Maintenance Expense
	0.2	2.5	Income Before Taxes
	0.1	1.0	Income Tax (Benefit) Expense
	$0.1	$1.5	Net Income

Total reclassifications for the period	$(4.5)	$(6.3)	Net Income

(A)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

The amounts in accumulated other comprehensive loss (gain) at December 31, 2017 that are expected to be recognized into earnings in 2018 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$(3.7)
Prior service cost	(0.1)
Postretirement Benefit Plans:
Prior service cost	2.3
Total, net of tax	$(1.5)

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  The Company had $17.1 million and $13.9 million in accrued environmental liabilities at December 31, 2017 and 2016, respectively, which are included in the Company's asset retirement obligations.

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 2017. The Company has assessed the effect of this new guidance on its tariff-based sales, bundled arrangements and alternative revenue programs and is not aware of any issues that would have a material impact on the timing of revenue recognition. The new standard will not have a material impact on the Company's results of operations and financial position but will change the income statement presentation of revenues and require new disclosures. The Company adopted the new standard beginning in the first quarter of 2018 utilizing the modified retrospective transition method.
Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has started evaluating its current lease contracts. The Company has not quantified the impact on its Consolidated Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. The Company intends to elect this practical expedient during its adoption of Topic 842.

Employee Share-based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC Topic 718, "Compensation - Stock Compensation." ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted this standard in the first quarter of 2017.

The new guidance, among other requirements, requires the following.

•
All of the tax effects related to share-based payments at settlement (or expiration) should be recorded through the income statement. Previously, tax benefits in excess of compensation cost, or windfalls, were recorded in equity, and tax deficiencies, or shortfalls, were recorded in equity to the extent of previous windfalls and then to the income statement. Under the new guidance, the windfall tax benefit is recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Excess tax benefits are to be reported as operating activities on the statement of cash flows, which is a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. As a result of adopting ASU 2016-09, the Company recorded a cumulative effect of $22.3 million as a deferred tax asset with an offset in retained earnings in the Consolidated Balance Sheets. Going forward, tax benefits in excess of compensation cost previously recorded in equity will be recorded within the income statement, and the related cash impact will be recorded as an operating activity within the statement of cash flows.

•
Employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows, and this change should be applied retrospectively. As a result of the adoption, the Company reclassified shares withheld for employee taxes of $0.1 million and $1.7 million in 2016 and 2015, respectively, from operating activities to financing activities in the Consolidated Statements of Cash Flows. Going forward, shares withheld for employee taxes will be classified as a financing activity within the statement of cash flows.

•
A policy election between recognizing forfeited awards as they occur or estimating the number of awards expected to be forfeited should be made and disclosed. The Company will continue to estimate forfeitures in accounting for stock-based compensation.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit expense between those that are attributed to compensation for service and those that are not.  The service cost component of benefit expense will continue to be presented within operating income, but entities will now be required to present the other components of benefit expense as non-operating within the income statement.  Additionally, the new guidance only permits the capitalization of the service cost component of net benefit expense. The accounting change is required to be applied on a retrospective basis for the presentation of components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit costs.  The new guidance is effective for annual periods beginning after December 2017, including interim periods within those annual periods. Early adoption is permitted, subject to certain conditions. The Company believes that the impact of the change in capitalization of only the service cost component of net periodic benefit costs will be immaterial from current practice.  The Company adopted the new guidance beginning in the first quarter of 2018.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" that permits a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects resulting from application of the new federal corporate income tax rate, resulting from the 2017 Tax Act. Prior to ASU 2018-02, GAAP required the remeasurement of deferred tax assets and liabilities as a result of a change in tax laws or rates to be presented in net income from continuing operations. Adjusting temporary differences originally recorded to accumulated other comprehensive income through continuing operations resulted in a disproportionate effect lodged in accumulated other comprehensive income.  Under ASU 2018-02, entities are permitted, but not required, to reclassify from accumulated other comprehensive income to retained earnings those stranded tax effects resulting from the 2017 Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 2018 and interim periods within those fiscal years. Early adoption is permitted. The amendments would be applied either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate is recognized. The Company adopted the new standard for the year ended December 31, 2017.  As a result of the adoption, the Company reclassified $4.5 million of deferred tax assets from accumulated other comprehensive income to retained earnings in the Consolidated Balance Sheets.

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
In April 2014, Enable completed an initial public offering of 25.0 million common units resulting in Enable becoming a publicly traded Master Limited Partnership. At December 31, 2017, the Company owned 111.0 million common units, or 25.7 percent, of Enable's outstanding common units. Prior to August 30, 2017, of the Company's 111.0 million common units, 68.2 million units were subordinated. The subordination period began on the closing date of Enable’s initial public offering and extended until the first business day following the distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. On August 30, 2017, the first day following the payment of the cash distribution for common and subordinated units for the second quarter of 2017, the subordination period expired for the Company's 68.2 million subordinated units.

On February 9, 2018, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $141.2 million, $141.2 million and $139.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

In 2016, CenterPoint Energy, Inc. announced that it was evaluating strategic alternatives for its investment in Enable. On July 18, 2016, CenterPoint Energy, Inc. and its wholly owned subsidiary, CenterPoint, provided notice to the Company of CenterPoint Energy Inc.’s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint and all of the membership interests of the general partner of Enable owned by CenterPoint. This notice also constituted a notice pursuant to the right of first offer held by the Company under the Partnership Agreement and the Third Amended and Restated Limited Liability Company Agreement of the general partner. Under the terms of the right of first offer, the Company has 30 days from receipt of a notice from CenterPoint Energy Inc. to make an offer to buy all of CenterPoint’s membership interests in the general partner and all or any portion of CenterPoint's common units and subordinated units. On August 17, 2016, the Company submitted to CenterPoint Energy Inc. a proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in the general partner of Enable and all of the common units and subordinated units of Enable owned by CenterPoint. In accordance with the Enable partnership Agreement, CenterPoint Energy Inc. had 30 days after the proposal was submitted to accept the Company's right of first offer proposal. The Company did not receive a reply from CenterPoint Energy Inc. within the required timeframe.

On January 16, 2017, CenterPoint Energy, Inc. and its wholly owned subsidiary, CenterPoint, provided a second notice to the Company of CenterPoint Energy Inc.'s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint and all of the membership interests of the general partner of Enable owned by CenterPoint Energy Inc. On February 15, 2017, under the terms of right of first offer, the Company submitted to CenterPoint Energy Inc. another proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in the general partner of Enable and all of the common units and subordinated units of Enable owned by CenterPoint. The Company did not receive a reply from CenterPoint Energy Inc. within the required timeframe.

On July 15, 2017, CenterPoint Energy, Inc. and its wholly owned subsidiary, CenterPoint, provided a third notice to the Company of CenterPoint Energy Inc.'s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CenterPoint and all of the membership interests of the general partner of Enable owned by CenterPoint. On August 14, 2017, under the terms of right of first offer, the Company submitted to CenterPoint Energy Inc. another proposal to acquire, in conjunction with a third party, all of CenterPoint's membership interests in the general partner of Enable and all of the common units and subordinated units of Enable owned by CenterPoint.

On December 1, 2017, CenterPoint Energy, Inc. and its wholly owned subsidiary, CenterPoint, announced that late-stage discussions regarding a transaction involving CenterPoint's interest in Enable terminated because parties could not reach agreement on a mutually acceptable transaction.

The Company cannot predict what future actions CenterPoint will take, if any, associated with their ownership interest in Enable.

Related Party Transactions - the Company and Enable

Operating costs charged and related party transactions between the Company and its affiliate, Enable, are discussed below.

In connection with the formation of Enable, the Company and Enable entered into a Services Agreement, Employee Transition Agreement and other agreements whereby the Company agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. As of December 31, 2015, Enable terminated all support services except certain information technology, payroll and benefits administration. The remaining services automatically extended for another year on May 1, 2017. Under these agreements, the Company charged operating costs to Enable of $2.3 million, $4.7 million and $12.4 million for December 31, 2017, 2016 and 2015, respectively. The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such. Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

The Company agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014. In October 2014, CenterPoint, the Company and Enable agreed to continue the secondment to Enable for 192 employees that participate in the Company's defined benefit and retirement plans. The Company billed Enable for reimbursement of $29.5 million, $28.7 million and $32.7 million in 2017, 2016 and 2015, respectively, under the Transitional Seconding Agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $14.6 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 day notice.

The Company had accounts receivable from Enable of $2.0 million and $2.7 million as of December 31, 2017 and 2016, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Related Party Transactions - OG&E and Enable

OG&E entered into a contract with Enable to provide transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(In millions)	2017	2016	2015
Operating revenues:
Electricity to power electric compression assets	$14.0	$11.5	$13.8
Cost of sales:
Natural gas transportation services	$35.0	$35.0	$35.0
Natural gas purchases (sales)	(2.1)	11.2	7.6

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

Balance Sheet	December 31,
(In millions)	2017	2016
Current assets	$416	$396
Non-current assets	11,177	10,816
Current liabilities	1,279	362
Non-current liabilities	2,660	3,056

Income Statement	Year Ended December 31,
(In millions)	2017	2016	2015
Operating revenues	$2,803	$2,272	$2,418
Cost of natural gas and NGLs	1,381	1,017	1,097
Operating income (loss)	528	385	(712)
Net income (loss)	400	290	(752)

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

The Company recorded equity in earnings of unconsolidated affiliates of $131.2 million, $101.8 million and $15.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments. The basis difference is being amortized over approximately 30 years, the average life of the assets to which the basis difference is attributed. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described below.

The following table reconciles OGE Energy's equity in earnings of its unconsolidated affiliates for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
(In millions)	2017	2016	2015
Enable net income (loss)	$400.3	$289.5	$(752.0)
Distributions senior to limited partners	—	(9.1)	—
Differences due to timing of OGE Energy and Enable accounting close	—	(12.2)	12.1
Enable net income (loss) used to calculate OGE Energy's equity in earnings	$400.3	$268.2	$(739.9)
OGE Energy's percent ownership at period end	25.7%	25.7%	26.3%
OGE Energy's portion of Enable net income (loss)	$102.7	$70.7	$(194.4)
Impairments recognized by Enable associated with OGE Energy's basis differences	—	2.6	178.4
OGE Energy's share of Enable net income (loss)	102.7	73.3	(16.0)
Amortization of basis difference	11.3	11.6	13.5
Elimination of Enable fair value step up	17.2	16.9	18.0
Equity in earnings of unconsolidated affiliates	$131.2	$101.8	$15.5

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $714.2 million as of December 31, 2017. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2016 to December 31, 2017.

(In millions)
Basis difference as of December 31, 2016	$743.7
Change in Enable basis difference	(1.0)
Amortization of basis difference	(11.3)
Elimination of Enable fair value step up	(17.2)
Basis difference as of December 31, 2017	$714.2

2015 Goodwill Impairment. Enable tests its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable. Beginning in the fourth quarter of 2014 and continuing into 2015, the crude oil and natural gas industry was impacted by significant commodity price declines, which resulted in decreased producer activity in certain regions in which Enable operates. Based on the decline in producer activity and the forecasted impact on future periods, in addition to an increase in the weighted average cost of capital, Enable determined that the impact on its forecasted operating profits and cash flows for its gathering and processing and transportation and storage segments for the next five years would be significantly reduced. As a result, when Enable performed its annual goodwill impairment analysis as of October 1, 2015, it determined that the goodwill for the gathering and processing and transportation and storage reporting units was completely impaired in the amount of $1.086 billion as of September 30, 2015 and wrote off all of its goodwill in the third quarter of 2015.

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

The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016.  The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt whose fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 2017 and 2016.

	2017		2016
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$2,854.3	$3,242.8	$2,385.5	$2,657.2
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.7	9.8	9.9	11.3
OGE Energy Senior Notes	—	—	99.7	99.9

5.	Stock-Based Compensation

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2017, 2016 and 2015 related to the Company's performance units and restricted stock.

Year Ended December 31 (In millions)	2017	2016	2015
Performance units:
Total shareholder return	$7.6	$4.5	$7.6
Earnings per share	1.4	—	0.7
Total performance units	9.0	4.5	8.3
Restricted stock	0.1	0.1	0.1
Total compensation expense	9.1	4.6	8.4
Less: Amount paid by unconsolidated affiliates	—	—	0.5
Net compensation expense	$9.1	$4.6	$7.9
Income tax benefit	$3.5	$1.8	$3.1

The Company has issued new shares to satisfy restricted stock grants and payouts of earned performance units.  In 2017, 2016 and 2015, there were 2,298 shares, 2,100 shares and 82,046 shares, respectively, of new common stock issued pursuant to the Company's Stock Incentive Plan related to restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2017, there were 146 shares of restricted stock returned to the Company to satisfy tax liabilities.

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

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of the Company's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on the Company's total shareholder return ranking relative to a peer group of companies.  The performance units granted based on earnings per share are contingently awarded and will be payable in shares of the Company's common stock based on the Company's earnings per share growth over a primarily three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of the Company's Board of Directors. All of these performance units are classified as equity in the Consolidated Balance Sheets.  If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of the Company's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle.  Dividends were not accrued or paid for awards prior to February 2014 and were therefore not included in the fair value calculation. Beginning with the February 2014 performance unit awards, dividends are accrued on a quarterly basis pending achievement of payout criteria and were therefore included in the fair value calculations.  Expected price volatility is based on the historical volatility of the Company's common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to the Company's performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2017	2016	2015
Number of units granted	260,570	284,211	264,454
Fair value of units granted	$41.77	$20.97	$31.02
Expected dividend yield	3.8%	3.5%	2.6%
Expected price volatility	19.9%	19.8%	16.9%
Risk-free interest rate	1.44%	0.88%	0.91%
Expected life of units (in years)	2.80	2.84	2.85

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

	2017	2016	2015
Number of units granted	86,857	94,735	88,156
Fair value of units granted	$34.83	$26.64	$33.99

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

The fair value of the restricted stock was based on the closing market price of the Company's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a primarily three-year vesting period. Also, the Company treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on restricted stock granted prior to July 2014; therefore, dividends are included in the fair value calculation for such restricted stock granted prior to July 2014.

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

	2017	2016	2015
Shares of restricted stock granted	3,145	1,881	958
Fair value of restricted stock granted	$34.96	$29.27	$26.11

A summary of the activity for the Company's performance units and restricted stock at December 31, 2017 and changes in 2017 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/16	664,045			221,350			4,912
Granted	260,570	(A)		86,857	(A)		3,145
Converted	(185,214)	(B)	$—	(61,742)	(B)	$—	N/A
Vested	N/A			N/A			(3,815)	$0.1
Forfeited	(14,850)			(4,947)			—
Units/shares outstanding at 12/31/17	724,551		$2.4	241,518		$7.2	4,242	$0.1
Units/shares fully vested at 12/31/17	201,431		$—	67,148		$1.2

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2016 which were settled in February 2017.

A summary of the activity for the Company's non-vested performance units and restricted stock at December 31, 2017 and changes in 2017 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/16	478,831		$25.16	159,608		$29.71	4,912	$31.29
Granted	260,570	(A)	$41.77	86,857	(A)	$34.83	3,145	$34.96
Vested	(201,431)		$31.18	(67,148)		$33.99	(3,815)	$31.71
Forfeited	(14,850)		$31.01	(4,947)		$31.12	—	$—
Units/shares non-vested at 12/31/17	523,120		$30.96	174,370		$30.58	4,242	$33.58
Units/shares expected to vest	492,446	(B)		164,148	(B)		4,242

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $2.3 million and $5.7 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of the Company's fair value for its vested performance units and restricted stock is shown in the following table.

Year Ended December 31 (In millions)	2017	2016	2015
Performance units:
Total shareholder return	$6.3	$6.4	$8.5
Earnings per share	1.2	—	—
Restricted stock	0.1	0.1	0.2

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2017	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units:
Total shareholder return	$8.5	1.75
Earnings per share	2.6	1.67
Total performance units	11.1
Restricted stock	0.1	1.34
Total	$11.2

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments.  Cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds are also disclosed in the table.

Year Ended December 31 (In millions)	2017	2016	2015
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$2.6	$39.5	$2.3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized) (A)	$139.6	$141.9	$145.4
Income taxes (net of income tax refunds)	(16.0)	(5.9)	(3.4)

(A)	Net of interest capitalized of $18.0 million, $7.5 million and $4.2 million in 2017, 2016 and 2015, respectively.

7.	Income Taxes

2017 Tax Act

On December 22, 2017, President Trump signed the 2017 Tax Act into law, significantly changing U.S. corporate income tax laws. The 2017 Tax Act reduces the corporate federal tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Among other things, the 2017 Tax Act repeals the alternative minimum tax regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the alternative minimum tax credit carryforward can be utilized to offset regular tax with any remaining alternative minimum tax carryforwards eligible for a refund of 50 percent. Any remaining alternative minimum tax credit carryforwards will become fully refundable beginning in the 2021 tax year.  The 2017 Tax Act also limits a taxpayer’s ability to utilize net operating loss carryforwards to 80 percent of taxable income.  Additionally, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited.  Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two year carryback and 20 year carryforward period.  The 2017 Tax Act allows companies to expense 100 percent of the cost of qualified property placed in service after September 27, 2017 and before January 1, 2023 (an additional year is provided for certain property with longer production periods).  The 100 percent expense provision is phased down by 20 percent per calendar year beginning in 2023 (i.e., 80 percent, 60 percent, 40 percent and 20 percent for calendar years 2023 through 2026, respectively), with normal depreciation rules applicable after that.  The phase out begins in 2024 for certain property with longer production periods.  Companies can elect not to immediately expense qualified assets.  The 2017 Tax Act limits deductions for net interest expense to 30 percent of adjusted taxable income.  The 2017 Tax Act repeals deductions for qualified domestic production activities, entertainment, amusement or recreation expenses, membership dues for clubs and expenses incurred for the use of facilities in connection with these items.  The 2017 Tax Act retains the $1 million limitation on deductible compensation to covered employees.  However, it eliminates the current exception for performance-based compensation and expands the definition of covered employees to include the chief financial officer.  The new executive compensation limitations are effective in 2018, with certain transition rules.

During 2017, the Company fully utilized all remaining federal net operating losses and alternative minimum tax credits. Changes made by the 2017 Tax Act related to alternative minimum tax and net operating loss utilization are not expected to have a material impact on the Company in the future. For regulated entities, such as OG&E, provisions in the 2017 Tax Act provide for unrestricted deduction of interest expense in lieu of full expensing of qualified property. Full expensing of qualified property will be available with regard to the Company's non-regulated investments, and the Company currently does not believe the interest expense limitations on non-regulated debt will have a significant impact. The Company will see some impact from other provisions related to non-deductible expenses, but those items are not expected to be material with respect to 2018.

ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.  Therefore, at December 31, 2017, the Company remeasured deferred taxes based upon the new 21 percent tax rate.  For entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, those entities are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates.

As a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, the Company reduced net deferred income tax liabilities by $1.273 billion, reduced income tax expense by $234.7 million and increased regulatory liabilities, net by $1.038 billion.

Staff Accounting Bulletin No. 118

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded to adjust the initial recognition of tax reform in the quarter of 2018 when the analysis is complete.

The items comprising income tax (benefit) expense are as follows:

Year Ended December 31 (In millions)	2017	2016	2015
Provision (benefit) for current income taxes:
Federal	$4.9	$—	$—
State	(4.2)	(5.7)	(5.2)
Total provision (benefit) for current income taxes	0.7	(5.7)	(5.2)
(Benefit) provision for deferred income taxes, net:
Federal	(75.9)	126.0	98.8
State	26.0	28.0	4.5
Total (benefit) provision for deferred income taxes, net	(49.9)	154.0	103.3
Deferred federal investment tax credits, net	(0.1)	(0.2)	(0.7)
Total income tax (benefit) expense	$(49.3)	$148.1	$97.4

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year Ended December 31	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
Federal deferred tax revaluation	(41.2)	—	—
Federal renewable energy credit (A)	(4.8)	(6.8)	(8.9)
401(k) dividends	(0.5)	(0.6)	(0.7)
Federal investment tax credits, net	(0.1)	(0.8)	(0.2)
Other	(0.1)	0.1	0.3
State income taxes, net of federal income tax benefit	2.0	1.9	0.1
Amortization of net unfunded deferred taxes	0.7	0.7	0.9
Remeasurement of state deferred tax liabilities	0.4	0.9	(0.8)
Uncertain tax positions	—	0.1	0.7
Effective income tax rate	(8.6)%	30.5%	26.4%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Deferred Income Taxes at December 31, 2017 and 2016 were as follows:

December 31 (In millions)	2017	2016
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,449.6	$2,103.2
Investment in Enable Midstream Partners	441.7	657.3
Regulatory asset	18.9	34.4
Company Pension Plan	11.5	16.5
Bond redemption-unamortized costs	2.6	4.3
Derivative instruments	1.6	2.2
Income taxes (recoverable from) refundable to customers, net	(244.3)	24.1
Federal tax credits	(218.5)	(220.6)
State tax credits	(141.7)	(112.2)
Postretirement medical and life insurance benefits	(25.2)	(48.9)
Net operating losses	(21.1)	(31.7)
Asset retirement obligations	(19.2)	(24.5)
Regulatory liabilities	(16.8)	(34.6)
Accrued liabilities	(7.4)	(16.1)
Accrued vacation	(2.1)	(3.5)
Other	(0.9)	(14.0)
Deferred federal investment tax credits	(0.5)	(0.8)
Uncollectible accounts	(0.4)	(0.6)
Total deferred income tax liabilities, net	$1,227.8	$2,334.5

As of December 31, 2017, the Company has classified $16.4 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2017, 2016 and 2015.

(In millions)	2017	2016	2015
Balance at January 1	$20.7	$20.2	$16.1
Tax positions related to current year:
Additions	—	0.5	4.1
Balance at December 31	$20.7	$20.7	$20.2

As of December 31, 2017, 2016 and 2015, there were $16.4 million, $13.5 million and $13.2 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, the Company classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2017, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.
The Company sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. As a result, the Company had accrued federal and state income tax benefits carrying into 2017. During 2017, the remaining federal net operating loss was utilized. State operating losses are being carried forward for utilization in future years. In addition to the tax operating losses, the Company was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize remaining losses and credits before they begin to expire. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State operating loss	$472.1	$21.1	2030
Federal tax credits	218.5	218.5	2029
State tax credits:
Oklahoma investment tax credits	144.1	113.8	N/A
Oklahoma capital investment board credits	8.5	8.5	N/A
Oklahoma zero emission tax credits	24.1	19.4	2020

8.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2017.  The Company may, from time to time, issue shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market. At December 31, 2017, there were 4,774,442 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions except per share data)	2017	2016	2015
Net income	$619.0	$338.2	$271.3
Average common shares outstanding:
Basic average common shares outstanding	199.7	199.7	199.6
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.3	0.2	—
Diluted average common shares outstanding	200.0	199.9	199.6
Basic earnings per average common share	$3.10	$1.69	$1.36
Diluted earnings per average common share	$3.10	$1.69	$1.36
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

Dividend Restrictions

The Company’s Certificate of Incorporation places restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. As there is no preferred stock outstanding, that restriction did not place any effective limit on the Company’s ability to pay dividends to its shareholders. Pursuant to the leverage restriction in the Company’s revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $605.3 million of the Company’s retained earnings from being paid out in dividends. Accordingly, approximately $2.2 billion of the Company’s retained earnings as of December 31, 2017 are unrestricted for the payment of dividends.

The Company utilizes receipts from its equity investment in Enable and dividends from OG&E to pay dividends to its shareholders. Enable’s partnership agreement requires that it distribute all "available cash," as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter. Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E’s revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $600.1 million of OG&E’s retained earnings from being paid out in dividends. Accordingly, approximately $1.8 billion of OG&E’s retained earnings as of December 31, 2017 are unrestricted for the payment of dividends.

9.	Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization.  At December 31, 2017, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.65%	-	1.86%	Garfield Industrial Authority, January 1, 2025	$47.0
0.65%	-	1.80%	Muskogee Industrial Authority, January 1, 2025	32.4
0.66%	-	1.80%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Long-Term Debt Maturities

Maturities of the Company's long-term debt during the next five years consist of $250.1 million, $250.1 million, $0.1 million, $0.1 million and $0.1 million in 2018, 2019, 2020, 2021 and 2022, respectively.

The Company has previously incurred costs related to debt refinancing.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset. Unamortized debt expense and unamortized premium and discount on long-term debt are classified as Long-Term Debt in the Consolidated Balance Sheets and are being amortized over the life of the respective debt.

Issuance of Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility and to fund ongoing capital expenditures and working capital.

10.	Short-Term Debt and Credit Facilities

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

Borrowings under the new facilities bear interest at rates equal to either the eurodollar base rate (reserve adjusted, if applicable), plus a margin of 0.69 percent to 1.275 percent, or an alternate base rate, plus a margin of 0.00 percent to 0.275 percent. The new facilities have a facility fee that ranges from 0.06 percent to 0.225 percent. Interest rate margins and facility fees are based on the Company's and OG&E's then-current senior unsecured credit ratings, as applicable.

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement.  As of December 31, 2017, the Company had $168.4 million of short-term debt compared to $236.2 million at December 31, 2016.  The following table provides information regarding the Company's revolving credit agreements at December 31, 2017.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$450.0	$168.4	1.62%	(D)	March 8, 2022
OG&E (C)	450.0	0.3	0.95%	(D)	March 8, 2022
Total	$900.0	$168.7	1.62%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2017.

(B)	This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

11.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  The Company made a $20.0 million contribution to its Pension Plan in both 2017 and 2016. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2018.  Any contribution to the Pension Plan during 2018 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2017 and 2015, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $15.3 million in the fourth quarter of 2017 and $21.7 million during 2015. The pension settlement charges did not increase the Company's total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods. During the quarter ended June 30, 2016, the Company experienced a settlement of its Supplemental Executive Retirement Plan and its non-qualified Restoration of Retirement Income Plan. As a result, the Company recorded pension settlement charges of $8.6 million during 2016.

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

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2017 and 2016. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheets.  The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2017 was $626.9 million and $7.5 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2016 was $608.0 million and $6.1 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Beginning obligations	$672.2	$680.0	$7.0	$25.1	$215.9	$225.3
Service cost	15.5	15.8	0.3	0.3	0.6	0.8
Interest cost	26.2	25.5	0.3	0.4	7.2	9.5
Plan settlements	(50.2)	—	—	(20.6)	(28.1)	—
Plan amendments	—	—	—	—	(39.6)	—
Participants' contributions	—	—	—	—	3.5	3.6
Actuarial losses (gains)	38.6	4.7	0.7	1.8	5.6	(7.6)
Benefits paid	(14.8)	(53.8)	(0.2)	—	(15.7)	(15.7)
Ending obligations	$687.5	$672.2	$8.1	$7.0	$149.4	$215.9

Change in plans' assets
Beginning fair value	$595.9	$581.7	$—	$—	$53.1	$55.3
Actual return on plans' assets	84.4	48.0	—	—	2.8	2.0
Employer contributions	20.0	20.0	0.2	20.6	34.6	7.9
Plan settlements	(50.2)	—	—	(20.6)	(28.1)	—
Participants' contributions	—	—	—	—	3.5	3.6
Benefits paid	(14.8)	(53.8)	(0.2)	—	(15.7)	(15.7)
Ending fair value	$635.3	$595.9	$—	$—	$50.2	$53.1
Funded status at end of year	$(52.2)	$(76.3)	$(8.1)	$(7.0)	$(99.2)	$(162.8)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$15.5	$15.8	$16.1	$0.3	$0.3	$1.3	$0.6	$0.8	$1.5
Interest cost	26.2	25.5	26.1	0.3	0.4	0.7	7.2	9.5	10.3
Expected return on plan assets	(42.6)	(41.5)	(46.0)	—	—	—	(2.2)	(2.3)	(2.4)
Amortization of net loss	17.4	16.5	18.0	0.4	0.7	0.6	2.0	2.6	13.9
Amortization of unrecognized prior service cost (A)	(0.1)	(0.1)	0.4	0.1	0.1	0.1	(3.5)	(8.8)	(16.5)
Settlement	15.3	—	21.7	—	8.6	—	0.6	—	—
Total net periodic benefit cost	31.7	16.2	36.3	1.1	10.1	2.7	4.7	1.8	6.8
Less: Amount paid by unconsolidated affiliates	4.3	5.1	4.2	—	0.3	0.1	0.3	0.2	1.3
Net periodic benefit cost (B)	$27.4	$11.1	$32.1	$1.1	$9.8	$2.6	$4.4	$1.6	$5.5

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $32.9 million, $22.5 million and $40.2 million of net periodic benefit cost recognized in 2017, 2016 and 2015, respectively, OG&E recognized the following:

•
a change in pension expense in 2017, 2016 and 2015 of $(2.3) million, $9.9 million and $(3.1) million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2017, 2016 and 2015 of $6.2 million, $7.9 million and $5.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
a deferral of pension expense in 2017, 2016 and 2015 of $1.1 million, $0.1 million and $1.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $15.3 million, $8.6 million and $21.7 million, respectively.

(In millions)	2017	2016	2015
Capitalized portion of net periodic pension benefit cost	$4.4	$4.0	$5.0
Capitalized portion of net periodic postretirement benefit cost	1.2	0.8	1.9

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2017	2016	2015	2017	2016	2015
Discount rate	3.60%	4.00%	4.00%	3.70%	4.20%	4.25%
Rate of return on plans' assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	7.50%	6.75%	6.10%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Ultimate trend year	N/A	N/A	N/A	2030	2026	2026
N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date.

The overall expected rate of return on plan assets assumption was 7.50 percent in both 2017 and 2016, which was used in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 6.50 percent in 2018 with the rates trending downward to 4.50 percent by 2026.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year Ended December 31 (In millions)	2017	2016	2015
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.2	0.2

ONE-PERCENTAGE POINT DECREASE
Year Ended December 31 (In millions)	2017	2016	2015
Effect on aggregate of the service and interest cost components	$—	$—	$0.1
Effect on accumulated postretirement benefit obligations	0.3	0.7	0.7

Pension Plan Investments, Policies and Strategies

The Pension Plan assets are held in a trust which follows an investment policy and strategy designed to reduce the funded status volatility of the Plan by utilizing liability driven investing. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The investment policy follows a glide path approach that shifts a higher portfolio weighting to fixed income as the Plan's funded status increases. The table below sets forth the targeted fixed income and equity allocations at different funded status levels.

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

Asset Class	Comparative Benchmark(s)
Active Duration Fixed Income	Bloomberg Barclays Aggregate
Long Duration Fixed Income	Duration blended Barclays Long Government/Credit & Barclays Universal
Equity Index	Standard & Poor's 500 Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-U.S.

The fixed income managers are expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance.  Exposure to any single issuer, other than the U.S. government, its agencies or its instrumentalities (which have no limits), is limited to five percent of the fixed income portfolio as measured by market value.  At least 75 percent of the invested assets must possess an investment-grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.  The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 15 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio.  The purchase of any of the Company's equity, debt or other securities is prohibited.

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell Midcap Index, small dividend yield, return on equity at or near the Russell Midcap Index and an earnings per share growth rate at or near the Russell Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an earnings per share growth rate at or near the Russell 2000.  The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International All Country World ex-U.S. Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International All Country World ex-U.S. Index is a market value weighted index designed to measure the combined equity market performance of developed and emerging markets countries, excluding the U.S. All of the equities which are purchased for the international portfolio are thoroughly researched.  All securities are freely traded on a recognized stock exchange, and there are no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

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

Pension Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2017 and 2016. There were no Level 3 investments held by the Pension Plan at December 31, 2017 and 2016.

(In millions)	December 31, 2017	Level 1	Level 2	Net Asset Value (A)
Common stocks	$225.9	$225.9	$—	$—
U.S. Treasury notes and bonds (B)	169.7	169.7	—	—
Mortgage- and asset-backed securities	43.4	—	43.4	—
Corporate fixed income and other securities	153.8	—	153.8	—
Commingled fund (C)	29.9	—	—	29.9
Foreign government bonds	4.0	—	4.0	—
U.S. municipal bonds	1.2	—	1.2	—
Money market fund	4.3	—	—	4.3
Mutual fund	7.8	7.8	—	—
Futures:
U.S. Treasury futures (receivable)	13.4	—	13.4	—
U.S. Treasury futures (payable)	(11.4)	—	(11.4)	—
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	$642.4	$403.7	$204.5	$34.2
Receivable from broker for securities sold	—
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(10.3)
Total Pension Plan assets	$635.3

(In millions)	December 31, 2016	Level 1	Level 2	Net Asset Value (A)
Common stocks	$237.1	$237.1	$—	$—
U.S. Treasury notes and bonds (B)	122.3	122.3	—	—
Mortgage-backed securities	59.2	—	59.2	—
Corporate fixed income and other securities	137.6	—	137.6	—
Commingled fund (C)	23.8	—	—	23.8
Foreign government bonds	5.2	—	5.2	—
U.S. municipal bonds	1.9	—	1.9	—
Money market fund	2.2	—	—	2.2
Mutual fund	9.0	9.0	—	—
Futures:
U.S. Treasury futures (receivable)	10.7	—	10.7	—
U.S. Treasury futures (payable)	(2.3)	—	(2.3)	—
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.2	—	0.2	—
Total Pension Plan investments	$607.2	$368.7	$212.5	$26.0
Receivable from broker for securities sold	—
Interest and dividends receivable	3.0
Payable to broker for securities purchased	(14.3)
Total Pension Plan assets	$595.9

(A)
GAAP allows the measurement of certain investments that do not have a readily determinable fair value at the net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy.

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

The three levels defined in the fair value hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan at the measurement date. Instruments classified as Level 1 include investments in common stocks, U.S. Treasury notes and bonds, mutual funds and cash collateral.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Instruments classified as Level 2 include corporate fixed income and other securities, mortgage- and asset-backed securities, U.S. municipal bonds, foreign government bonds, U.S. Treasury futures contracts and forward contracts.

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

Postretirement Benefit Plans

In addition to providing pension benefits, the Company provides certain medical and life insurance benefits for eligible retired members.  Regular, full-time, active employees hired prior to February 1, 2000 whose age and years of credited service total or exceed 80 or have attained at least age 55 with 10 or more years of service at the time of retirement are entitled to postretirement medical benefits, while employees hired on or after February 1, 2000 are not entitled to postretirement medical benefits. Eligible retirees must contribute such amount as the Company specifies from time to time toward the cost of coverage for postretirement benefits.  The benefits are subject to deductibles, co-payment provisions and other limitations.  OG&E charges postretirement benefit costs to expense and includes an annual amount as a component of the cost-of-service in future ratemaking proceedings.

The Company's contribution to the medical costs for pre-65 aged eligible retirees are fixed at the 2011 level, and the Company covers future annual medical inflationary cost increases up to five percent. Increases in excess of five percent annually are covered by the pre-65 aged retiree in the form of premium increases. The Company provides Medicare-eligible retirees and their Medicare-eligible spouses an annual fixed contribution to a Company-sponsored health reimbursement arrangement. Medicare-eligible retirees are able to purchase individual insurance policies supplemental to Medicare through a third-party administrator and use their health reimbursement arrangement funds for reimbursement of medical premiums and other eligible medical expenses.

In August 2017, the Company adopted an amendment to the retiree medical plan.  Effective January 1, 2018, the Company will reduce the amount of supplemental Medicare coverage for Medicare-eligible retirees, providing a fixed stipend based on current market analysis in August 2017. The Company will continue to allow those Medicare-eligible retirees to acquire coverage from a company-provided third-party administrator. The effect of these plan amendments is reflected in the Company’s December 31, 2017 Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $42.9 million.

In August 2017, the Company settled the retiree life plan in its entirety and paid $26.4 million to participants in August 2017. No gain or loss was recognized upon settlement, and the effect of the settlement is reflected in the Company’s December 31, 2017 Consolidated Balance Sheet as a reduction in the Accrued Benefit Obligations of $27.9 million and related other comprehensive income and regulatory asset of $2.1 million.

Postretirement Plans Investments

The following tables summarize the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2017 and 2016.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2017 and 2016.

(In millions)	December 31, 2017	Level 1	Level 3
Group retiree medical insurance contract	$40.2	$—	$40.2
Mutual funds investment:
U.S. equity investments	9.5	9.5	—
Cash	0.5	0.5	—
Total plan investments	$50.2	$10.0	$40.2

(In millions)	December 31, 2016	Level 1	Level 3
Group retiree medical insurance contract	$44.7	$—	$44.7
Mutual funds investment:
U.S. equity investments	8.1	8.1	—
Money market funds investment	0.3	0.3	—
Total plan investments	$53.1	$8.4	$44.7

The group retiree medical insurance contract invests in a pool of common stocks, bonds and money market accounts, of which a significant portion is comprised of mortgage-backed securities. The unobservable input included in the valuation of the contract includes the approach for determining the allocation of the postretirement benefit plans' pro-rata share of the total assets in the contract.

The following table summarizes the postretirement benefit plans' investments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Year Ended December 31 (In millions)	2017
Group retiree medical insurance contract:
Beginning balance	$44.7
Interest income	0.8
Dividend income	0.5
Net unrealized gains related to instruments held at the reporting date	0.3
Claims paid	(5.9)
Realized losses	(0.1)
Investment fees	(0.1)
Ending balance	$40.2

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2018	$11.4
2019	11.5
2020	11.6
2021	11.6
2022	11.7
After 2022	48.6

 The following table summarizes the benefit payments the Company expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2018	$65.6
2019	62.0
2020	63.4
2021	62.3
2022	61.1
After 2022	285.0

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits.  The Company's post-employment benefit obligation was $2.5 million and $2.4 million at December 31, 2017 and 2016, respectively.

401(k) Plan

The Company provides a 401(k) Plan, and each regular full-time employee of the Company or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of the Company or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have reached age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof, (ii) a contribution made on a non-Roth after-tax basis or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, the Company contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan.  The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates.  The Company contributed $13.2 million, $11.9 million and $11.6 million in 2017, 2016 and 2015, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2017, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's common stock. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations, and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

12.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Other Operations primarily includes the operations of the holding company.

Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

The following tables summarize the results of the Company's business segments for the years ended December 31, 2017, 2016 and 2015.

2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,261.1	$—	$—	$—	$2,261.1
Cost of sales	897.6	—	—	—	897.6
Other operation and maintenance	486.1	0.3	(6.1)	—	480.3
Depreciation and amortization	280.9	—	2.6	—	283.5
Taxes other than income	84.8	1.0	3.6	—	89.4
Operating income (loss)	511.7	(1.3)	(0.1)	—	510.3
Equity in earnings of unconsolidated affiliates	—	131.2	—	—	131.2
Other income (expense)	74.0	0.1	(1.2)	(0.9)	72.0
Interest expense	138.4	—	6.3	(0.9)	143.8
Income tax expense (benefit) (A)	141.8	(195.2)	4.1	—	(49.3)
Net income (loss)	$305.5	$325.2	$(11.7)	$—	$619.0
Investment in unconsolidated affiliates	$—	$1,151.9	$8.5	$—	$1,160.4
Total assets	$9,255.6	$1,155.3	$109.1	$(107.3)	$10,412.7
Capital expenditures	$824.1	$—	$—	$—	$824.1
(A) The Company recorded an income tax benefit of $245.2 million and income tax expense of $10.5 million during the fourth quarter of 2017 due to the Company remeasuring deferred taxes related to the natural gas midstream operations and other operations segments, respectively, as a result of the 2017 Tax Act. See Note 7 for further discussion of the effects of the 2017 Tax Act.

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

(A)
The Company recorded a $108.4 million pre-tax charge during the third quarter of 2015 for its share of Enable's goodwill impairment, as adjusted for the basis difference. See Note 3 for further discussion of the goodwill impairment.

13.	Commitments and Contingencies

Operating Lease Obligations
The Company has operating lease obligations expiring at various dates, primarily for OG&E railcar leases, OG&E wind farm land leases and the Company's noncancellable operating lease.  Future minimum payments for noncancellable operating leases are as follows:

Year Ended December 31 (In millions)	2018	2019	2020	2021	2022	After 2022	Total
Operating lease obligations:
Railcars	$1.7	$20.9	$—	$—	$—	$—	$22.6
Wind farm land leases	2.5	2.5	2.9	2.9	2.9	40.6	54.3
Noncancellable operating lease	0.6	—	—	—	—	—	0.6
Total operating lease obligations	$4.8	$23.4	$2.9	$2.9	$2.9	$40.6	$77.5

Payments for operating lease obligations were $6.2 million, $9.3 million and $7.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering 1,243 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.2 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

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

Other Purchase Obligations and Commitments

The Company's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2018	2019	2020	2021	2022	Total
Other purchase obligations and commitments:
Cogeneration capacity and fixed operation and maintenance payments	$72.8	$65.3	$53.2	$49.5	$45.4	$286.2
Expected cogeneration energy payments	35.7	35.6	35.9	37.1	38.3	182.6
Minimum fuel purchase commitments	139.8	36.2	24.6	24.6	24.6	249.8
Expected wind purchase commitments	58.7	56.5	56.9	57.3	57.8	287.2
Long-term service agreement commitments	7.9	41.9	2.4	2.4	2.4	57.0
Mustang Modernization expenditures	24.9	—	—	—	—	24.9
Environmental compliance plan expenditures	63.0	8.9	0.2	—	—	72.1
Total other purchase obligations and commitments	$402.8	$244.4	$173.2	$170.9	$168.5	$1,159.8

Public Utility Regulatory Policy Act of 1978

At December 31, 2017, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019, and a QF contract with AES-Shady Point, Inc. which expires on January 15, 2023.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E, and the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MWs AES-Shady Point, Inc. QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

As part of the QF contract with AES-Shady Point Inc., OG&E had the option beginning in July 2017 to provide notice to AES-Shady Point Inc. to terminate the contract in January 2018. On July 17, 2017, OG&E and AES-Shady Point, Inc. amended the agreement to allow OG&E the ability, through July 17, 2018, to provide AES-Shady Point Inc. a termination notice that would terminate the agreement on January 15, 2019.

For the years ended December 31, 2017, 2016 and 2015, OG&E made total payments to cogenerators of $115.2 million, $124.8 million and $124.0 million, respectively, of which $63.0 million, $66.3 million and $69.5 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Sales.

OG&E Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through June 2018. As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of natural gas call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E Wind Purchase Commitments

OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchase power contracts with the following:

Company	Location	Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0
FPL Energy	Woodward, OK	15 years	2018	50.0

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31 (In millions)	2017	2016	2015
CPV Keenan	$29.0	$29.2	$26.7
Edison Mission Energy	22.1	21.1	19.7
NextEra Energy	7.4	7.3	7.0
FPL Energy	2.6	3.4	3.2
Total wind power purchased	$61.1	$61.0	$56.6

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. On December 30, 2015, the McClain Long-Term Service Agreement was amended to define the terms and conditions for the exchange of spare rotors between OG&E and General Electric International, Inc. Based on historical usage and current expectations for future usage, this contract is expected to run until 2031. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours resulting in a maximum of the earlier of 144,000 factored-fired hours or 4,500 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2029. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Enable Gas Transportation Agreement

OG&E contracts with Enable for firm non-notice load following gas transportation services under a five year contract. The contract will expire in April 2019. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed in mid to late 2018. More detail regarding the ECP can be found under the "Pending Regulatory Matters" in Note 14.

Clean Power Plan

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. In addition, the EPA published an Advance Notice of Proposed Rulemaking seeking comments on regulatory options for replacing the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Company's future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on current available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14.	Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2017, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The requested rate increase was based on a June 30, 2016 test year and included recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The requested increase also reflected increases in operation and maintenance expenses, including vegetation management and increased recovery of depreciation and dismantlement costs.

In May 2017, the APSC approved a settlement between OG&E and the staff of the APSC and other intervenors. The settlement provided for a $7.1 million annual rate increase and a 9.5 percent return on equity on a 50.0 percent equity capital structure.

The settlement also provided that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what was approved by the APSC in this settlement. The formula rate rider provides for an adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. On October 12, 2017, the OCC issued an order finding that, for the calendar year 2015, OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

Oklahoma Rate Case Filing - 2015

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

During February and March 2017, the OCC held hearings and, on March 20, 2017, issued an order. The order resulted in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain recommendations set forth in the ALJ report, it differed in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from then current rates on an annual basis, (iii) recovery of 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the March 2017 OCC rate order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of November 30, 2017, OG&E had completed the refund of $47.5 million collected in excess interim rates.

Mustang Modernization Plan - Arkansas

On August 15, 2017, OG&E filed for a determination with the APSC that the Mustang facility is in the public interest. The filing did not seek recovery for any costs associated with the Mustang Modernization Plan, as request for recovery of costs will take place with the first formula rate filing expected to be made in October 2018. On January 2, 2018, the APSC issued an order finding the Mustang Modernization Plan to be in the public interest.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in a general rate case. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. The Company is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in mid to late 2018. As of December 31, 2017, OG&E had invested $401.3 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in early 2018. As of December 31, 2017, OG&E had invested $348.4 million in the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Oklahoma by October 1, 2018 and in Arkansas by October 31, 2018.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $31.6 million as disclosed in Note 1.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. A hearing is scheduled for March 29, 2018.

Oklahoma Rate Case Filing - 2018

On January 16, 2018, OG&E filed a general rate case in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing seeks recovery of the seven Mustang combustion turbines that are part of the Mustang Modernization Plan, requests an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credits customers for the impacts of the 2017 Tax Act, enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for any refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate case filed on January 16, 2018. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. The APSC will subsequently solicit comments or testimony regarding the extent of the impacts of the 2017 Tax Act and how any resulting benefits, including carrying charges, should be returned to customers.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint.  The Company is analyzing the potential impact of the complaint but estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce the Company's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Although the proceeding is in the early stages, OG&E expects to contest the reduction of its base return on equity. The Company is unable to predict what action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action. However, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

Quarter Ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2017	$456.0	$586.4	$716.8	$501.9	$2,261.1
	2016	$433.1	$551.4	$743.9	$530.8	$2,259.2
Operating income	2017	$43.8	$143.5	$243.3	$79.7	$510.3
	2016	$37.9	$125.9	$257.3	$82.2	$503.3
Net income	2017	$36.0	$104.8	$183.4	$294.8	$619.0
	2016	$25.2	$71.5	$183.6	$57.9	$338.2
Basic earnings per average common share (A)	2017	$0.18	$0.52	$0.92	$1.48	$3.10
	2016	$0.13	$0.35	$0.92	$0.29	$1.69
Diluted earnings per average common share (A)	2017	$0.18	$0.52	$0.92	$1.48	$3.10
	2016	$0.13	$0.35	$0.92	$0.29	$1.69

(A)	Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of Enable Midstream Partners, LP ("Enable"), a partnership in which the Company has a 25.7 percent interest at December 31, 2017. The Company’s investment in Enable constituted 11.1 percent and 11.7 percent of the Company’s total assets as of December 31, 2017 and 2016, respectively, and the Company’s equity earnings in the net income of Enable constituted 23.0 percent, 20.9 percent and 4.2 percent of the Company’s income before taxes for the years ended December 31, 2017, 2016 and 2015, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma
February 21, 2018

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.
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

/s/ Stephen E. Merrill
Stephen E. Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 21, 2018

Item 9B. Other Information.
On February 16, 2018, the Company's Board of Directors elected a new director, Peter D. Clarke, to a term beginning on February 19, 2018 and expiring at the Company's Annual Meeting of Shareholders scheduled for May 17, 2018, at which time he is expected to be nominated for approval by the Company's shareholders. Mr. Clarke will receive compensation for his Board service consistent with compensation received by the Company's other non-employee directors (which is described in Exhibit 10.12 to this Form 10-K).

               Mr. Clarke, 67, recently retired from the law firm of Jones Day following more than 40 years of representing the public utility and energy industries.  Mr. Clarke’s energy practice focused on corporate finance, disclosure obligations under the federal securities laws, corporate governance and mergers and acquisitions.

               Jones Day provided legal services on a variety of matters on the Company’s behalf during 2017 while Mr. Clarke was Of Counsel at Jones Day.  Mr. Clarke retired from Jones Day on December 31, 2017. For the period of time from January 1, 2017 to February 15, 2018, Jones Day received fees from the Company for these services in the total amount of $4,315,445.  Mr. Clarke was among a number of lawyers who provided those services; however, Mr. Clarke did not receive any direct compensation from legal fees the Company paid to Jones Day.

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

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Item 14.  Principal Accounting Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 2, 2018.  Such proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

(i)	The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Capitalization at December 31, 2017 and 2016

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

(ii)	The financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.02

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

2.13
Asset Purchase Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.02 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

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

3.02	Copy of Amended OGE Energy Corp. By-laws dated February 22, 2017. (Filed as Exhibit 3.01 to OGE Energy's Form 8-K filed February 23, 2017 (File No. 1-12579) and incorporated by reference herein).
4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to OG&E's Registration Statement No. 33-61821 and incorporated by reference herein).

4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 33-1532) and incorporated by reference herein).

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 33-1532) and incorporated by reference herein).

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to OG&E's Registration Statement No. 333-104615 and incorporated by reference herein).

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein).

4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein).

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

4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein).

4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 being supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein).

4.15
Supplemental Indenture No. 16 dated as of March 15, 2017 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 31, 2017 (File No. 1-1097) and incorporated by reference herein).

4.16
Supplemental Indenture No. 17 dated as of August 1, 2017 being supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 11, 2017 (File No. 1-1097) and incorporated by reference herein).

4.17
Indenture dated as of November 1, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein).

4.18
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

10.02
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

10.04*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).

10.05
Credit Agreement dated as of March 8, 2017 by and among OGE Energy Corp. and JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Banks, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed March 8, 2017 (File No. 1-12579) and incorporated by reference herein).

10.06
Credit Agreement dated as of March 8, 2017 by and among Oklahoma Gas and Electric Company and JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Banks, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed March 8, 2017 (File No. 1-12579) and incorporated by reference herein).

10.07*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.08*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.09*
Form of Employment Agreement for all existing and future officers of OGE Energy relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.10
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.11*
Amendment No. 1 to OGE Energy's Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).

10.12*	Director Compensation.
10.13*	Executive Officer Compensation.
10.14
Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated November 14, 2017. (Filed as Exhibit 3.1 to Enable Midstream Partners, LP's Form 8-K filed November 15, 2017 (File No. 1-36413) and incorporated by reference herein).

10.15
Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC, dated June 22, 2016. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 28, 2016 (File No. 1-12579) and incorporated by reference herein).

10.16
Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.17
Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).

10.18*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.19*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.20*
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries) (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12579) and incorporated by reference herein).

10.21*
OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries) (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12579) and incorporated by reference herein).

10.22*
Retention Agreement effective as of October 24, 2013, by and between OGE Enogex Holdings, LLC and E. Keith Mitchell (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12579) and incorporated by reference herein).

10.23*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12579) and incorporated by reference herein).

10.24*
Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.36 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

10.25*
OGE Energy Corp. Deferred Compensation Plan (As amended and restated effective October 1, 2016). (Filed as Exhibit 10.37 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

10.26	Copy of the Settlement Agreement filed with the APSC on April 20, 2017. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).
12.01	Calculation of Ratio of Earnings to Fixed Charges.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP.
23.02	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Description of Capital Stock. (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein).
99.02	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2017.
99.03
Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2013 (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed November 12, 2014 (File No. 1-12579) and incorporated by reference herein).

99.04	Copy of the Report of Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein).
99.05
Copy of OCC Order relating to OG&E's environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

99.06	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2015
Reserve for Uncollectible Accounts	$1.6	$2.4	$2.6	$1.4
Balance at December 31, 2016
Reserve for Uncollectible Accounts	$1.4	$2.5	$2.4	$1.5
Balance at December 31, 2017
Reserve for Uncollectible Accounts	$1.5	$2.6	$2.6	$1.5

(A)	Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 21, 2018.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 21, 2018

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 21, 2018

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 21, 2018

Frank A. Bozich	Director;
James H. Brandi	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Kirk Humphreys	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 21, 2018