Form 10-Q
period 2018-03-31
OGE ENERGY CORP.
filed 2018-05-03
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

At March 31, 2018, there were 199,731,036 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
2017 Tax Act	Tax Cuts and Jobs Act of 2017
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy Corp., collectively with its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 megawatts
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGL	Natural gas liquid
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.6 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in the Company's 2017 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A. of Part II herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way the Company operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility, natural gas and power industries;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q;

•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable that the Company does not control; and

•	other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including those listed in "Item 1A. Risk Factors" in the Company's 2017 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
OPERATING REVENUES
Revenues from contracts with customers	$477.9	$—
Revenues from alternative revenue programs	14.8	—
Operating revenues	492.7	456.0
COST OF SALES	210.5	208.7
OPERATING EXPENSES
Other operation and maintenance	118.8	122.1
Depreciation and amortization	78.8	55.6
Taxes other than income	24.1	23.9
Total operating expenses	221.7	201.6
OPERATING INCOME	60.5	45.7
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	33.9	35.6
Allowance for equity funds used during construction	7.0	6.9
Other net periodic pension and postretirement benefit (cost)	1.3	(1.9)
Other income	5.4	8.8
Other expense	(4.4)	(4.1)
Net other income	43.2	45.3
INTEREST EXPENSE
Interest on long-term debt	39.6	35.9
Allowance for borrowed funds used during construction	(3.7)	(3.3)
Interest on short-term debt and other interest charges	2.7	2.4
Interest expense	38.6	35.0
INCOME BEFORE TAXES	65.1	56.0
INCOME TAX EXPENSE	10.1	20.0
NET INCOME	$55.0	$36.0
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.2	200.0
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.28	$0.18
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.27	$0.18
DIVIDENDS DECLARED PER COMMON SHARE	$0.33250	$0.30250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$55.0	$36.0
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.2 and $0.4, respectively	0.7	0.6
Postretirement Benefit Plans:
Amortization of prior service cost, net of tax of ($0.1) and ($0.0), respectively	(0.5)	—
Other comprehensive income, net of tax	0.2	0.6
Comprehensive income	$55.2	$36.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55.0	$36.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	78.8	55.6
Deferred income taxes and investment tax credits, net	7.3	20.4
Equity in earnings of unconsolidated affiliates	(33.9)	(35.6)
Distributions from unconsolidated affiliates	33.9	35.3
Allowance for equity funds used during construction	(7.0)	(6.9)
Stock-based compensation	2.7	2.1
Regulatory assets	0.2	(6.4)
Regulatory liabilities	2.6	(4.6)
Other assets	0.6	(4.0)
Other liabilities	0.9	6.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	14.8	36.6
Fuel, materials and supplies inventories	(12.2)	(7.7)
Fuel recoveries	48.2	(22.1)
Other current assets	8.3	4.3
Accounts payable	(23.7)	24.9
Other current liabilities	(9.5)	(43.1)
Net cash provided from operating activities	167.0	91.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(137.4)	(219.9)
Investment in unconsolidated affiliates	(1.6)	—
Return of capital - unconsolidated affiliates	1.4	—
Net cash used in investing activities	(137.6)	(219.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	297.1
Increase (decrease) in short-term debt	25.5	(108.0)
Expense of common stock	(0.4)	—
Payment of long-term debt	—	(0.1)
Dividends paid on common stock	(66.6)	(60.4)
Net cash (used in) provided from financing activities	(41.5)	128.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12.1)	(0.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14.4	0.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2.3	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2.3	$14.4
Accounts receivable, less reserve of $1.0 and $1.5, respectively	177.6	188.7
Accounts receivable - affiliates	6.9	1.9
Accrued unbilled revenues	57.8	66.5
Income taxes receivable	6.3	5.8
Fuel inventories	95.4	84.3
Materials and supplies, at average cost	101.4	80.8
Other	45.8	54.6
Total current assets	493.5	497.0
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,160.6	1,160.4
Other	76.2	76.7
Total other property and investments	1,236.8	1,237.1
PROPERTY, PLANT AND EQUIPMENT
In service	11,474.4	11,041.2
Construction work in progress	525.7	867.5
Total property, plant and equipment	12,000.1	11,908.7
Less accumulated depreciation	3,607.0	3,568.8
Net property, plant and equipment	8,393.1	8,339.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	275.6	283.0
Other	37.4	55.7
Total deferred charges and other assets	313.0	338.7
TOTAL ASSETS	$10,436.4	$10,412.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$193.9	$168.4
Accounts payable	181.0	230.4
Dividends payable	66.4	66.4
Customer deposits	81.4	80.7
Accrued taxes	31.4	44.5
Accrued interest	38.9	44.0
Accrued compensation	25.7	35.9
Long-term debt due within one year	499.7	249.8
Fuel clause over recoveries	49.9	1.7
Other	46.9	28.7
Total current liabilities	1,215.2	950.5
LONG-TERM DEBT	2,500.1	2,749.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	190.4	192.7
Deferred income taxes	1,232.3	1,227.8
Regulatory liabilities	1,292.7	1,283.4
Other	163.6	157.6
Total deferred credits and other liabilities	2,879.0	2,861.5
Total liabilities	6,594.3	6,561.6
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,117.1	1,114.8
Retained earnings	2,748.0	2,759.5
Accumulated other comprehensive loss, net of tax	(23.0)	(23.2)
Total stockholders' equity	3,842.1	3,851.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,436.4	$10,412.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2017	199.7	$2.0	$1,112.8	$2,759.5	$(23.2)	$3,851.1
Net income	—	—	—	55.0	—	55.0
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Dividends declared on common stock	—	—	—	(66.5)	—	(66.5)
Stock-based compensation	—	—	2.3	—	—	2.3
Balance at March 31, 2018	199.7	$2.0	$1,115.1	$2,748.0	$(23.0)	$3,842.1

Balance at December 31, 2016	199.7	$2.0	$1,103.8	$2,367.3	$(29.3)	$3,443.8
Net income	—	—	—	36.0	—	36.0
Cumulative effect of change in accounting principle	—	—	—	22.3	—	22.3
Other comprehensive income, net of tax	—	—	—	—	0.6	0.6
Dividends declared on common stock	—	—	—	(60.4)	—	(60.4)
Stock-based compensation	—	—	2.1	—	—	2.1
Balance at March 31, 2017	199.7	$2.0	$1,105.9	$2,365.2	$(28.7)	$3,444.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in the Company's 2017 Form 10-K. Changes to the Company's accounting policies as a result of adopting ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," are discussed in Note 3.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2018 and December 31, 2017, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2018 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2017 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2018	2017
Regulatory Assets
Current:
Oklahoma demand program rider under recovery (A)	$23.9	$31.6
SPP cost tracker under recovery (A)	6.9	7.7
Other (A)	0.8	1.5
Total current regulatory assets	$31.6	$40.8
Non-current:
Benefit obligations regulatory asset	$174.6	$177.2
Deferred storm expenses	39.7	42.2
Smart Grid	31.0	32.8
Unamortized loss on reacquired debt	12.1	12.3
Other	18.2	18.5
Total non-current regulatory assets	$275.6	$283.0
Regulatory Liabilities
Current:
Fuel clause over recoveries	$49.9	$1.7
Other (B)	2.1	2.2
Total current regulatory liabilities	$52.0	$3.9
Non-current:
Income taxes refundable to customers, net	$951.3	$955.5
Accrued removal obligations, net	295.7	288.4
Pension tracker	38.4	32.3
Other	7.3	7.2
Total non-current regulatory liabilities	$1,292.7	$1,283.4

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

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

Investment in Unconsolidated Affiliate

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at March 31, 2018 as presented in Note 12. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the three months ended March 31, 2018 and 2017. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net income (loss)	Prior service cost	Net income	Prior service cost	Total
Balance at December 31, 2017	$(32.7)	$—	$2.5	$7.0	$(23.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	—	—	(0.5)	0.2
Balance at March 31, 2018	$(32.0)	$—	$2.5	$6.5	$(23.0)

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net income (loss)	Prior service cost	Net income	Prior service cost	Total
Balance at December 31, 2016	$(32.1)	$0.1	$2.7	$—	$(29.3)
Amounts reclassified from accumulated other comprehensive income	0.6	—	—	—	0.6
Balance at March 31, 2017	$(31.5)	$0.1	$2.7	$—	$(28.7)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three months ended March 31, 2018 and 2017.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended
	March 31,
(In millions)	2018	2017
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses (A)	$(0.9)	$(1.0)	Other Net Periodic Pension and Postretirement Benefit (Cost)
	(0.2)	(0.4)	Income Tax Expense
	$(0.7)	$(0.6)	Net Income

Amortization of postretirement benefit plan items:
Prior service credit (A)	$0.6	$—	Other Net Periodic Pension and Postretirement Benefit (Cost)
	0.1	—	Income Tax Expense
	$0.5	$—	Net Income

Total reclassifications for the period, net of tax	$(0.2)	$(0.6)	Net Income

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Amounts for the three months ended March 31, 2017 have been adjusted for the reclassification of net periodic benefit cost components between Other Operation and Maintenance and Other Net Periodic Pension and Postretirement Benefit (Cost) on the Company's Condensed Consolidated Income Statements to be consistent with the 2018 presentation due to the Company's adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The Company adopted this standard in the first quarter of 2018 utilizing the modified retrospective transition method and applied the new standard only to contracts that were not completed at the date of initial application. The Company determined it was not necessary to change the timing or amounts of revenue recognized based on the adoption of Topic 606. Therefore, financial statement amounts in the period of adoption have not changed under Topic 606 as compared with the guidance that was in effect before the adoption of Topic 606. The adoption did change financial statement presentation as Operating Revenues are now separated between Revenues from Contracts with Customers and Revenues from Alternative Revenue Programs on the 2018 Condensed Consolidated Statement of Income. In addition, gains and losses associated with OG&E's guaranteed flat bill program that were previously included in Net Other Income on the Condensed Consolidated Statements of Income are now considered Revenues from Contracts with Customers and are presented as such since the gains and losses are included within the transaction price in the contract under Topic 606. Operating Revenues on the 2017 Condensed Consolidated Statement of Income did not change from what had been disclosed in prior year. Alternative revenue programs are scoped out of Topic 606, as these programs are considered agreements between an entity and a regulator, not contracts between an entity and a customer; therefore, the Company now presents revenues from alternative revenue programs separately from revenues from contracts with customers. Further discussion regarding revenue recognized through alternative revenue programs as well as additional disclosures resulting from the Company's adoption of Topic 606 can be found in Note 3.

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASC 610-20 was issued as part of ASU 2014-09 and was added to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance clarifies the application of the guidance in Topic 606 for the derecognition of nonfinancial assets and unifies guidance related to partial sales of nonfinancial assets. The Company adopted the new guidance beginning in the first quarter of 2018, which did not have a material effect on its Condensed Consolidated Financial Statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit cost between those that are attributed to compensation for service and those that are not. The service cost component of benefit cost continues to be presented within operating income, but entities are now required to present the other components of benefit cost as non-operating within the income statement. Additionally, the new guidance only permits the capitalization of the service cost component of net benefit cost. The accounting change is required to be applied on a retrospective basis for the presentation of components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit costs. The Company adopted the new guidance beginning in the first quarter of 2018. The presentation and recognition impacts of the Company's adoption of ASU 2017-07 are further discussed in Note 11.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The new guidance, among other things, requires entities to measure equity instruments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income. Further, an entity has the option to measure equity instruments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company adopted the new guidance beginning in the first quarter of 2018, which did not have a material effect on its Condensed Consolidated Financial Statements.

Issued Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has started evaluating its current lease contracts. The Company has not quantified the impact on its Condensed Consolidated Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. The Company intends to elect this practical expedient during its adoption of Topic 842 and will not evaluate all existing easement contracts under Topic 842, as these contracts have not previously been accounted for under Topic 840.

3.	Revenues from Contracts with Customers

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Condensed Consolidated Balance Sheets and in Revenue from Contracts with Customers on the Condensed Consolidated Statements of Income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Revenue from Alternative Revenue Programs on the Condensed Consolidated Statements of Income is comprised of certain rider revenue that includes alternative revenue measures as defined in ASC 980, “Regulated Operations,” which details two types of alternative revenue programs. The first type adjusts billings for the effects of weather abnormalities or broad external factors or to compensate OG&E for demand side management initiatives (i.e., no-growth plans and similar conservation efforts). The second type provides for additional billings (i.e., incentive awards) for the achievement of certain objectives, such as reducing costs, reaching specified milestones or demonstratively improving customer service. Once the specific events permitting billing of the additional revenues under either program type have been completed, OG&E recognizes the additional revenues if (i) the program is established by an order from OG&E's regulatory commission that allows for automatic adjustment of future rates; (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery; and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized.

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. The SPP has implemented FERC-approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the

SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Revenue from Contracts with Customers or Cost of Sales in the Condensed Consolidated Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

Disaggregated Revenue

The following table disaggregates the Company's revenues from contracts with customers by customer classification. The Company's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" in "Item 2. Management's Discussion and Analysis."

Three Months Ended
(In millions)	March 31, 2018
Residential	$196.3
Commercial	117.8
Industrial	41.7
Oilfield	33.7
Public authorities and street light	41.7
System sales revenues	431.2
Provision for rate refund	(3.2)
Integrated market	8.6
Transmission	35.8
Other	5.5
Revenues from contracts with customers	$477.9

4.	Investment in Unconsolidated Affiliate and Related Party Transactions

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
Enable completed an initial public offering resulting in Enable becoming a publicly traded Master Limited Partnership in April 2014. At March 31, 2018, the Company owned 111.0 million common units, or 25.6 percent, of Enable's outstanding common units. Distributions received from Enable were $35.3 million during both the three months ended March 31, 2018 and 2017.

On May 1, 2018, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election.

Related Party Transactions

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.1 million and $0.8 million for the three months ended March 31, 2018 and

2017, respectively. The Company charges operating costs to OG&E and Enable based on several factors, and operating costs directly related to OG&E and/or Enable are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable’s operations. As of March 31, 2018, 136 employees that participate in the Company’s defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $11.6 million and $10.0 million during the three months ended March 31, 2018 and 2017, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $14.3 million. Settlement and curtailment charges associated with the seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for transitional services, including the cost of seconded employees, of $7.6 million as of March 31, 2018 and $2.0 million as of December 31, 2017.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Operating revenues:
Electricity to power electric compression assets	$4.0	$2.2
Cost of sales:
Natural gas transportation services	$8.8	$8.8
Natural gas purchases (sales)	$0.3	$(0.4)

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

	March 31,	December 31,
Balance Sheet	2018	2017
(In millions)
Current assets	$413	$416
Non-current assets	$11,274	$11,177
Current liabilities	$1,404	$1,279
Non-current liabilities	$2,664	$2,660

	Three Months Ended
	March 31,
Income Statement	2018	2017
(In millions)
Operating revenues	$748	$666
Cost of natural gas and NGLs	$375	$308
Operating income	$139	$140
Net income	$105	$111

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

The Company recorded equity in earnings of unconsolidated affiliates of $33.9 million and $35.6 million for the three months ended March 31, 2018 and 2017, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable. The basis difference is being amortized over approximately 30 years, which is the average life of the assets to which the basis difference is attributed, beginning in May 2013. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described below.

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Enable net income	$104.6	$110.8
OGE Energy's percent ownership at period end	25.6%	25.7%
OGE Energy's portion of Enable net income	26.8	28.5
Amortization of basis difference	2.8	2.8
Elimination of Enable fair value step up	4.3	4.3
Equity in earnings of unconsolidated affiliates	$33.9	$35.6

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $706.2 million as of March 31, 2018. The following table reconciles the basis difference in Enable from December 31, 2017 to March 31, 2018.

(In millions)
Basis difference at December 31, 2017	$714.2
Change in Enable basis difference	(0.9)
Amortization of basis difference	(2.8)
Elimination of Enable fair value step up	(4.3)
Basis difference at March 31, 2018	$706.2

5.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate. The following table summarizes the fair value and carrying amount of the Company's financial instruments at March 31, 2018 and December 31, 2017.

	March 31,		December 31,
	2018		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$2,854.7	$3,155.3	$2,854.3	$3,242.8
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.7	$9.4	$9.7	$9.8

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2018 and 2017 related to the Company's performance units and restricted stock.

	Three Months Ended March 31,
(In millions)	2018	2017
Performance units:
Total shareholder return	$2.0	$1.5
Earnings per share	0.7	0.6
Total performance units	2.7	2.1
Restricted stock	—	—
Total compensation expense	$2.7	$2.1
Income tax benefit	$0.7	$0.8

During the three months ended March 31, 2018, the Company issued 24,932 shares of new common stock pursuant to the Company's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

The following table summarizes the Company's stock-based compensation grants during the three months ended March 31, 2018.

	Units/Shares	Fair Value Per Share
Grants:
Performance units (Total shareholder return)	261,916	$36.86
Performance units (Earnings per share)	87,308	$31.03

7.	Income Taxes

As previously discussed in the Company's 2017 Form 10-K, the 2017 Tax Act was signed into law in December 2017, reducing the corporate federal tax rate from 35 percent to 21 percent for tax years beginning in 2018. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized and settled. Entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. At December 31, 2017, as a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, the Company reduced net deferred income tax liabilities and increased regulatory liabilities. As of March 31, 2018, the Company's regulatory liability for income taxes refundable to customers, net was $951.3 million, as disclosed in Note 1.

Staff Accounting Bulletin No. 118 addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as of December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and the actions the Company may take as a result of the 2017 Tax Act. The Company continues to evaluate its computations, and any subsequent adjustments to the amounts recognized as of December 31, 2017 will be recorded in the quarter when the analysis is complete.

As a result of the 2017 Tax Act: (i) the OCC ordered OG&E to record a reserve, which should include accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate review filed in January 2018; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act and will subsequently order how any resulting benefits, including carrying charges, should be returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. OG&E is reserving the excess income taxes collected in current rates, plus interest, starting in January 2018 until the date of an order received from the OCC, APSC and FERC; as of March 31, 2018, the total recorded reserve was $6.5 million. Further discussion can be found in Note 14.

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

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2018.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the weighted-average number of the Company's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for the Company consist of performance units and restricted stock units. The following table calculates basic and diluted earnings per share for the Company.

	Three Months Ended March 31,
(In millions except per share data)	2018	2017
Net income	$55.0	$36.0
Average common shares outstanding:
Basic average common shares outstanding	199.7	199.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.5	0.3
Diluted average common shares outstanding	200.2	200.0
Basic earnings per average common share	$0.28	$0.18
Diluted earnings per average common share	$0.27	$0.18
Anti-dilutive shares excluded from earnings per share calculation	—	—

9.	Long-Term Debt

At March 31, 2018, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

SERIES			DATE DUE	AMOUNT
				(In millions)
1.06%	-	1.68%	Garfield Industrial Authority, January 1, 2025	$47.0
1.05%	-	1.65%	Muskogee Industrial Authority, January 1, 2025	32.4
1.06%	-	1.67%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. As of March 31, 2018, the Company had $193.9 million of short-term debt as compared to $168.4 million at December 31, 2017. The following table provides information regarding the Company's revolving credit agreements at March 31, 2018.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$193.9	2.36%	(D)	March 8, 2023	(E)
OG&E (C)	450.0	0.3	0.95%	(D)	March 8, 2023	(E)
Total	$900.0	$194.2	2.36%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2018.

(B)	This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

(E)
In March 2017, the Company and OG&E entered into unsecured five-year revolving credit agreements totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E). Each of the facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. Effective March 9, 2018, the Company and OG&E utilized one of those extensions to extend the maturity of their respective credit facility from March 8, 2022 to March 8, 2023.

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

11.	Retirement Plans and Postretirement Benefit Plans

Net Periodic Benefit Cost

The Company adopted ASU 2017-07 in the first quarter of 2018 and, as a result, presents the service cost component of net benefit cost in operating income and the other components of net benefit cost as non-operating within its Condensed Consolidated Income Statements. Further, as required by ASU 2017-07, the Company adjusted prior year income statement presentation of the net benefit cost components, which were previously disclosed in total within Other Operation and Maintenance on the Company's Condensed Consolidated Statements of Income. The Company elected the practical expedient allowed by ASU 2017-07 to utilize amounts disclosed in the Company's retirement plans and postretirement benefit plans note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements.

The following table presents the Company's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans components of net benefit cost, before consideration of capitalized amounts, grouped under the corresponding individual Condensed Consolidated Statements of Income line item.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2018	2017	2018	2017	2018	2017
Included in Other Operation and Maintenance:
Service cost	$4.1	$4.2	$0.1	$0.1	$0.1	$0.2
Included in Other Net Periodic Pension and Postretirement Benefit (Cost):
Interest cost	5.9	6.5	0.1	0.1	1.3	2.2
Expected return on plan assets	(11.3)	(10.7)	—	—	(0.5)	(0.6)
Amortization of net loss	3.9	4.0	0.1	0.1	1.0	0.6
Amortization of unrecognized prior service cost (A)	—	—	—	—	(2.1)	—
Total net periodic benefit cost	2.6	4.0	0.3	0.3	(0.2)	2.4
Less: Amount paid by unconsolidated affiliates	0.5	0.8	—	—	(0.1)	0.4
Net periodic benefit cost (net of unconsolidated affiliates) (B)	$2.1	$3.2	$0.3	$0.3	$(0.1)	$2.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $2.3 million and $5.5 million of net periodic benefit cost recognized during the three months ended March 31, 2018 and 2017, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended March 31, 2018 and 2017 of $4.0 million and $2.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1); and

•
an increase in postretirement medical expense in the three months ended March 31, 2018 and 2017 of $2.1 million and $1.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1).

As required by ASU 2017-07, the Company only capitalizes the service cost component of net benefit cost, beginning in the first quarter of 2018. Prior year capitalized amounts were not adjusted, as this change was implemented on a prospective basis.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Capitalized portion of net periodic pension benefit cost	$1.0	$1.0
Capitalized portion of net periodic postretirement benefit cost	$—	$0.7

12.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments during the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$492.7	$—	$—	$—	$492.7
Cost of sales	210.5	—	—	—	210.5
Other operation and maintenance	119.7	0.3	(1.2)	—	118.8
Depreciation and amortization	78.8	—	—	—	78.8
Taxes other than income	22.7	0.2	1.2	—	24.1
Operating income (loss)	61.0	(0.5)	—	—	60.5
Equity in earnings of unconsolidated affiliates	—	33.9	—	—	33.9
Other income (expense)	10.6	—	(0.7)	(0.6)	9.3
Interest expense	37.3	—	1.9	(0.6)	38.6
Income tax expense (benefit)	3.0	9.8	(2.7)	—	10.1
Net income	$31.3	$23.6	$0.1	$—	$55.0
Investment in unconsolidated affiliates	$—	$1,150.6	$10.0	$—	$1,160.6
Total assets	$9,303.3	$1,159.0	$98.3	$(124.2)	$10,436.4

Three Months Ended March 31, 2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$456.0	$—	$—	$—	$456.0
Cost of sales	208.7	—	—	—	208.7
Other operation and maintenance	124.7	0.1	(2.7)	—	122.1
Depreciation and amortization	54.7	—	0.9	—	55.6
Taxes other than income	22.3	0.2	1.4	—	23.9
Operating income	45.6	(0.3)	0.4	—	45.7
Equity in earnings of unconsolidated affiliates	—	35.6	—	—	35.6
Other income (expense)	11.5	0.1	(1.8)	(0.1)	9.7
Interest expense	33.6	—	1.5	(0.1)	35.0
Income tax expense (benefit)	7.3	15.4	(2.7)	—	20.0
Net income (loss)	$16.2	$20.0	$(0.2)	$—	$36.0
Investment in unconsolidated affiliates	$—	$1,158.9	$—	$—	$1,158.9
Total assets	$8,950.9	$1,521.2	$91.1	$(428.3)	$10,134.9

13.	Commitments and Contingencies

Except as set forth below, in Note 14 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to the Company's Consolidated Financial Statements included in the Company's 2017 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed mid to late 2018. More detail regarding the ECP can be found in Note 14 under "Pending Regulatory Matters."

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

Except as set forth below, the circumstances set forth in Note 14 to the Company's Consolidated Financial Statements included in the Company's 2017 Form 10-K appropriately represent, in all material respects, the current status of the Company's regulatory matters. References to "March 2017 OCC rate order" indicate the general rate review order OG&E received from the OCC on March 20, 2017, as detailed further in "Note 14. Rate Matters and Regulation" in the Company's 2017 Form 10-K.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application under Oklahoma Statute Title 17, Section 286 (B) with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.

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

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP under Oklahoma Statute Title 17, Section 286 (B), and on December 23, 2015, the OCC rejected OG&E's motion.

On February 12, 2016, OG&E filed an application under Oklahoma Statute Title 17, Section 151, et seq. requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in a general rate review. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. On April 24, 2018, the Oklahoma Supreme Court ruled that the OCC did not have the authority to grant pre-approval of OG&E’s Dry Scrubber project outside the authority of Oklahoma Statute Title 17, Section 286 (B). OG&E intends to seek recovery of the Dry Scrubber total cost in a general rate review after the project is completed.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in mid to late 2018. As of March 31, 2018, OG&E has invested $416.0 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of March 31, 2018, OG&E has invested $373.2 million in the Mustang Modernization Plan, and all seven combustion turbines have been placed in service. Remaining work on the project is expected to conclude in the second quarter of 2018.

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

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $23.9 million as disclosed in Note 1.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. On April 4, 2018, a Joint Stipulation and Settlement Agreement was filed with the OCC. As part of the agreement, the Stipulating Parties settled all claims regarding the issue of wind energy Settlement Costs for the period September 2016 through May 2017, and OG&E agreed to refund $2.4 million to customers related to wind sales in the SPP. On April 25, 2018, the OCC approved the Joint Stipulation and Settlement Agreement. OG&E has recorded a reserve for this settlement amount as of March 31, 2018.

Oklahoma Rate Review Filing - 2018

On January 16, 2018, OG&E filed a general rate review in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing seeks recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requests an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credits customers for the impacts of the 2017 Tax Act, enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for any refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate review filed on January 16, 2018. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the OCC.

The hearing on the merits for this rate review is scheduled to begin on June 15, 2018.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. The APSC has established a procedural schedule to solicit comments or testimony regarding the extent of the impacts of the 2017 Tax Act and how any resulting benefits, including carrying charges, should be returned to customers. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the APSC. An evidentiary hearing is scheduled on May 23, 2018.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. The Company is analyzing the potential impact of the complaint but estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce the Company's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. OG&E contested the reduction of its base return on equity. The Company is unable to predict what action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action. However, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the FERC.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly owned subsidiaries and ultimately OGE Holdings. Enable is engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken Shale formation, principally located in the Williston Basin of North Dakota. Enable's natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. As disclosed in the Company's 2017 Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGL and crude oil prices. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Summary of Operating Results
Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017

Net income was $55.0 million, or $0.27 per diluted share, during the three months ended March 31, 2018 as compared to $36.0 million, or $0.18 per diluted share, during the same period in 2017. The increase in net income of $19.0 million, or $0.09 per diluted share, during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to:

•
an increase in net income at OG&E of $15.1 million, or $0.08 per diluted share of the Company's common stock, primarily due to higher gross margin and lower operation and maintenance expense, partially offset by higher depreciation and amortization expense, primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and higher interest expense;

•
an increase in net income at OGE Holdings of $3.6 million, or $0.01 per diluted share of the Company's common stock, primarily due to lower income tax expense, partially offset by a decrease of equity in earnings of Enable; and

•
an increase in net income of other operations of $0.3 million primarily due to lower other expense and lower depreciation and amortization expense, partially offset by higher operation and maintenance expense.

Recent Developments and Regulatory Matters

As discussed in Note 14 within "Item 1. Financial Statements," in January 2018, OG&E filed a general rate review in Oklahoma, seeking recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requesting an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and crediting customers for the impacts of the 2017 Tax Act. The hearing on the merits for this rate review is scheduled to begin on June 15, 2018.
As a result of the 2017 Tax Act: (i) the OCC ordered OG&E to record a reserve, which should include accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate review filed in January 2018; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act and will subsequently order how any resulting benefits, including carrying charges, should be returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the OCC, APSC and FERC. Further discussion can be found in Note 14 within "Item 1. Financial Statements."
2018 Outlook

Key assumptions for 2018 include:

OG&E

The earnings outlook for OG&E is unchanged, and OG&E is projected to earn approximately $286 million to $306 million or $1.43 to $1.53 per average diluted share in 2018. Due to changes in certain accounting standards and the implementation of the 2017 Tax Act, some of the assumptions listed in the Company's 2017 Form 10-K have changed. The changes do not impact earnings projections but are reclassifications on the income statement. The following are the key assumptions which have changed and are based on current projections:

•
gross margin on revenues of approximately $1.376 billion to $1.386 billion which includes the reclassification of gains/losses previously shown in other income associated with guaranteed flat bill program and lower revenues associated with the refinement of the average rate assumption method calculation resulting from the 2017 Tax Act;

•
operating expenses of approximately $932 million to $942 million with operation and maintenance expenses comprising approximately 53 percent of the total. The change is due to reclassifications from the adoption of the new pension and postretirement accounting standard discussed in Note 2 in "Item 1. Financial Statements";

•
net other income of approximately $31 million with the change due to reclassifications in pension and postretirement accounting and the reclassification of gains/losses previously shown in other income associated with guaranteed flat bill program; and

•
an effective tax rate of 7.9 percent due to refinement of the average rate assumption method calculation resulting from the 2017 Tax Act. The reduction in revenue and taxes offset so there is no impact to earnings.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Holdings

The Company’s projection of the earnings contribution from its ownership interest in Enable for 2018 is unchanged and remains between approximately $96 million to $104 million or $0.48 to $0.52 per average diluted share. The projection of cash distributions from Enable also is unchanged and is $140 million.

Consolidated OGE

The Company’s 2018 earnings guidance is unchanged between approximately $380 million and $410 million of net income, or $1.90 to $2.05 per average diluted share; however, the effective tax rate has been updated to 12.3 percent due to the lower effective tax rate at the utility.

OG&E's Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2018 and 2017, see "OG&E (Electric Utility) Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2018 Outlook.

Reconciliation of Gross Margin to Revenue
(In millions)	Twelve Months Ended December 31, 2018 (A)
Operating revenues	$2,003
Cost of sales	622
Gross margin	$1,381

(A)	Based on the midpoint of OG&E earnings guidance for 2018.

Enable's Non-GAAP Financial Measures

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that they charge their customers and the sales price of natural gas and NGLs that they sell. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that they purchase. Enable deducts the cost of natural gas and NGLs from total revenue to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable’s definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2018 and 2017, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three months ended March 31, 2018 as compared to the same period in 2017 and the Company's consolidated financial position at March 31, 2018. Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions except per share data)	2018	2017
Net income	$55.0	$36.0
Basic average common shares outstanding	199.7	199.7
Diluted average common shares outstanding	200.2	200.0
Basic earnings per average common share	$0.28	$0.18
Diluted earnings per average common share	$0.27	$0.18
Dividends declared per common share	$0.33250	$0.30250

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net income (loss)
OG&E (Electric Utility)	$31.3	$16.2
OGE Holdings (Natural Gas Midstream Operations)	23.6	20.0
Other operations (A)	0.1	(0.2)
Consolidated net income	$55.0	$36.0

(A)	Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Operating revenues	$492.7	$456.0
Cost of sales	210.5	208.7
Other operation and maintenance	119.7	124.7
Depreciation and amortization	78.8	54.7
Taxes other than income	22.7	22.3
Operating income	61.0	45.6
Allowance for equity funds used during construction	7.0	6.9
Other net periodic pension and postretirement benefit (cost)	1.3	(1.4)
Other income	3.1	6.4
Other expense	0.8	0.4
Interest expense	37.3	33.6
Income tax expense	3.0	7.3
Net income	$31.3	$16.2
Operating revenues by classification:
Residential	$202.1	$192.3
Commercial	122.7	124.3
Industrial	43.1	44.3
Oilfield	34.6	38.1
Public authorities and street light	43.5	44.5
Sales for resale	0.1	—
System sales revenues	446.1	443.5
Provision for rate refund	(3.2)	(20.8)
Integrated market	8.6	(3.5)
Transmission	35.8	32.0
Other	5.4	4.8
Total operating revenues	$492.7	$456.0
Reconciliation of gross margin to revenue:
Operating revenues	$492.7	$456.0
Cost of sales	210.5	208.7
Gross margin	$282.2	$247.3
MWh sales by classification (In millions)
Residential	2.4	2.0
Commercial	1.7	1.6
Industrial	0.9	0.8
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
System sales	6.5	5.9
Integrated market	0.3	0.3
Total sales	6.8	6.2
Number of customers	843,322	836,099
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.794	2.817
Coal	2.007	2.110
Total fuel	2.072	2.135
Total fuel and purchased power	2.941	3.132
Degree days (A)
Heating - Actual	1,880	1,381
Heating - Normal	1,798	1,799
Cooling - Actual	10	57
Cooling - Normal	13	13

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

OG&E's net income increased $15.1 million during the three months ended March 31, 2018, as compared to the same period in 2017. The three month increase of $15.1 million, or 93.2 percent, was primarily due to higher gross margin and lower operation and maintenance expense, partially offset by higher depreciation and amortization expense and higher interest on long-term debt.
Gross margin increased $34.9 million, or 14.1 percent, during the three months ended March 31, 2018, as compared to the same period in 2017. The below factors contributed to the change in gross margin.

(In millions)	Change
Price variance (A)	$19.0
Weather (price and quantity) (B)	14.6
Wholesale transmission revenue	2.5
Non-residential demand and related revenues	1.5
Industrial and oilfield sales	1.5
New customer growth	1.4
Other	0.9
Reserve for tax refund (C)	(6.5)
Change in gross margin	$34.9

(A)	Increased primarily due to higher demand prices.

(B)	Heating degree days increased approximately 36 percent during the three months ended March 31, 2018.

(C)	Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Note 14 in "Item 1. Financial Statements."

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $1.8 million, or 0.9 percent, during the three months ended March 31, 2018, as compared to the same period in 2017. The changes are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$(15.0)
Purchased power costs
Purchases from SPP (B)	13.7
Wind	—
Cogeneration	0.7
Transmission expense (C)	2.4
Change in cost of sales	$1.8

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

(B)
Increase of $13.7 million in the cost of purchases from the SPP for the three months ended March 31, 2018 was due to a 63.1 percent increase in MWhs purchased offset by a decrease of 24.0 percent in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense decreased $5.0 million, or 4.0 percent, during the three months ended March 31, 2018, as compared to the same period in 2017. The below factors contributed to the changes in other operation and maintenance expense.

(In millions)	Change
Contract technical and construction services (A)	$(5.9)
Capitalized labor (B)	(3.2)
Vegetation management	3.2
Other	0.9
Change in other operation and maintenance expense	$(5.0)

(A)	Decreased primarily due to the timing of normal plant maintenance.

(B)	Increased primarily due to mutual assistance provided in the aftermath of Hurricane Maria.

Depreciation and amortization expense increased $24.1 million, or 44.1 percent, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a reduction in depreciation expense of approximately $20 million recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, as detailed further in "Note 14. Rate Matters and Regulation" in the Company's 2017 Form 10-K, and additional assets being placed into service.

Interest on long-term debt increased $4.1 million, or 11.5 percent, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to interest paid on the issuance of long-term debt by OG&E in March 2017 and August 2017, partially offset by long-term debt paid off in July 2017.

Income tax expense decreased $4.3 million, or 58.9 percent, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increased state tax credit generation, an increase in the amortization of net unfunded deferred taxes and a reduction in the corporate federal tax rate, partially offset by higher pre-tax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended March 31,
(In millions)	2018	2017
Operating revenues	$—	$—
Cost of sales	—	—
Other operation and maintenance	0.3	0.1
Depreciation and amortization	—	—
Taxes other than income	0.2	0.2
Operating loss	(0.5)	(0.3)
Equity in earnings of unconsolidated affiliates	33.9	35.6
Other income (expense)	—	0.1
Interest expense	—	—
Income before taxes	33.4	35.4
Income tax expense	9.8	15.4
Net income attributable to OGE Holdings	$23.6	$20.0

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Enable net income	$104.6	$110.8
OGE Energy's percent ownership at period end	25.6%	25.7%
OGE Energy's portion of Enable net income	26.8	28.5
Amortization of basis difference	2.8	2.8
Elimination of Enable fair value step up	4.3	4.3
Equity in earnings of unconsolidated affiliates	$33.9	$35.6

Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's investment in Enogex LLC and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $706.2 million as of March 31, 2018. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2017 to March 31, 2018.

(In millions)
Basis difference at December 31, 2017	$714.2
Change in Enable basis difference	(0.9)
Amortization of basis difference	(2.8)
Elimination of Enable fair value step up	(4.3)
Basis difference at March 31, 2018	$706.2

Enable Results of Operations

The following table represents summarized financial information of Enable for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Operating revenues	$748	$666
Cost of natural gas and NGLs	$375	$308
Operating income	$139	$140
Net income	$105	$111

Enable Operating Data

The following table presents Enable's operating data for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Gathered volumes - TBtu/d	4.28	3.29
Transported volumes - TBtu/d	5.66	5.48
Natural gas processed volumes - TBtu/d	2.22	1.87
NGLs sold - MBbl/d (A)(B)	109.39	78.65

(A)	Excludes condensate.

(B)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017
OGE Holdings' earnings before taxes decreased $2.0 million for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to a decrease in equity in earnings of Enable of $1.7 million. The decrease in the Company's equity in earnings of Enable was primarily attributable to an increase in Enable's interest expense of $6.0 million that decreased the Company's equity in earnings of Enable by $1.5 million. Further, Enable's operating income decreased $1.0 million, primarily due to an increase in depreciation and amortization expense of $8.0 million and an increase in operations and maintenance and general and administrative expenses of $7.0 million that decreased the Company's equity in earnings of Enable by $2.1 million and $1.8 million, respectively. These decreases were partially offset by an increase in Enable's gross margin of $15.0 million which increased the Company's equity in earnings of Enable by $3.8 million.

Enable's gathering and processing business segment reported an increase in operating income of $15.0 million. The increase in operating income was primarily due to an increase in gross margin of $28.0 million that increased the Company's equity in earnings of Enable by $7.2 million. The increase in gross margin was partially offset by an increase in operations and maintenance and general and administrative expenses of $6.0 million and an increase in depreciation and amortization expense of $6.0 million that each decreased the Company's equity in earnings of Enable by $1.5 million. Gathering and processing gross margin increased primarily due to an increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko and Ark-La-Tex Basins, an increase in natural gas gathering margins due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins and increased crude oil and water gathering margins as a result of increased gathered volumes. These increases were partially offset by a decrease from changes in the fair value of natural gas, condensate and NGL derivatives.

Enable's transportation and storage business segment reported a decrease in operating income of $17.0 million. The decrease in operating income was primarily due to a decrease in gross margin of $14.0 million and an increase in depreciation and amortization expense of $2.0 million that decreased the Company's equity in earnings of Enable by $3.6 million and $0.5 million, respectively. Transportation and storage gross margin decreased primarily due to a decrease from changes in fair value of natural gas derivatives, a decrease in firm transportation services between Carthage, Texas and Perryville, Louisiana due to contract expirations in the second quarter of 2017 and a decrease in storage primarily due to storage field losses and a lower of cost or net realizable value adjustment in the first quarter of 2018. These decreases were partially offset by an increase in system management activities, an increase in volume-dependent transportation margins primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates, an increase in other firm transportation services due to new intrastate contracts and an increase in realized gains on natural gas derivatives.

Income tax expense decreased $5.6 million, or 36.4 percent, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a reduction in the corporate federal tax rate.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company's off-balance sheet arrangements from those discussed in the Company's 2017 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $242.3 million and $257.1 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $14.8 million, or 5.8 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage due to milder weather in March 2018 as compared to December 2017.

Fuel Inventories. The balance in Fuel Inventories was $95.4 million and $84.3 million at March 31, 2018 and December 31, 2017, respectively, an increase of $11.1 million, or 13.2 percent, primarily due to increased coal inventory.

Other Current Assets. The balance of Other Current Assets was $45.8 million and $54.6 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $8.8 million, or 16.1 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Short-Term Debt. The balance of Short-term Debt was $193.9 million and $168.4 million at March 31, 2018 and December 31, 2017, respectively, an increase of $25.5 million, or 15.1 percent. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable. The balance of Accounts Payable was $181.0 million and $230.4 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $49.4 million, or 21.4 percent, primarily due to accruals, the timing of vendor payments and fuel and purchased power payables.

Accrued Compensation. The balance of Accrued Compensation was $25.7 million and $35.9 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $10.2 million, or 28.4 percent, primarily due to lower accruals for incentive compensation payouts.

Long-Term Debt Due Within One Year. The balance of Long-term Debt Due within One Year was $499.7 million and $249.8 million at March 31, 2018 and December 31, 2017, respectively, an increase of $249.9 million, primarily due to the reclassification of long-term debt that will mature in January 2019.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $49.9 million and $1.7 million at March 31, 2018 and December 31, 2017, respectively, an increase of $48.2 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $46.9 million and $28.7 million at March 31, 2018 and December 31, 2017, respectively, an increase of $18.2 million, or 63.4 percent, primarily due to amounts owed to customers.

Cash Flows

	Three Months Ended
	March 31,		2018 vs. 2017
(In millions)	2018	2017	$ Change	% Change
Net cash provided from operating activities	$167.0	$91.0	$76.0	83.5%
Net cash used in investing activities	$(137.6)	$(219.9)	$82.3	(37.4)%
Net cash (used in) provided from financing activities	$(41.5)	$128.6	$(170.1)	*
* Change is greater than 100 percent variance.

Operating Activities

The increase of $76.0 million, or 83.5 percent, in net cash provided from operating activities during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to increased amounts received from customers at OG&E, partially offset by an increase in vendor payments and an increase in interest, net of amounts capitalized.

Investing Activities

The decrease of $82.3 million, or 37.4 percent, in net cash used in investing activities during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to a decrease in capital expenditures related to environmental and reliability projects at OG&E.

Financing Activities

The decrease of $170.1 million in net cash provided from financing activities during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the issuance of long-term debt by OG&E in March 2017, partially offset by an increase in short-term debt.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2018 through 2022 are discussed in detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2017 Form 10-K. Additional capital expenditures beyond those identified in the Company's 2017 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has revolving credit facilities totaling $900.0 million. These bank facilities can also be used as letter of credit facilities. As of March 31, 2018, the Company had $193.9 million of short-term debt as compared to $168.4 million at December 31, 2017. The following table highlights the Company's short-term debt activity as of and for the three month period ended March 31, 2018.

(In millions)	March 31, 2018
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	0.95%
Net available liquidity under revolving credit agreements	$705.8
Balance of cash and cash equivalents	$2.3

(In millions)	Three Months Ended March 31, 2018
Average balance of short-term debt	$205.3
Weighted-average interest rate of average balance of short-term debt	1.84%
Maximum month-end balance of short-term debt	$255.3

In March 2017, the Company and OG&E entered into unsecured five-year revolving credit agreements totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E). Each of the facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. Effective March 9, 2018, the Company and OG&E utilized one of those extensions to extend the maturity of their respective credit facility from March 8, 2022 to March 8, 2023.

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 10 in "Item 1. Financial Statements" for further discussion of the Company's short-term debt activity.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $300.0 million of long-term debt during the second half of 2018, depending on market conditions, for general corporate purposes, including to repay short or long-term debt and to fund ongoing capital expenditures and working capital.

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

On March 5, 2018, S&P Global Ratings revised the rating outlooks on the Company and OG&E from stable to negative. S&P Global Ratings indicated that the revised outlooks reflect the limited cushion in company financial measures, which incorporate higher capital spending plans and the effects of tax reform, and uncertainty regarding regulatory risk. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three months ended March 31, 2018, Enable made distributions of $35.3 million to the Company.

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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2017 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 13 and 14 in "Item 1. Financial Statements" for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to numerous, stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Company's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards. These environmental laws and regulations are also discussed in detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2017 Form 10-K.

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

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 14 in "Item 1. Financial Statements," the OCC has approved the Company's decision to install Dry Scrubbers at the Sooner units. As of March 31, 2018, OG&E has invested $416.0 million in the Dry Scrubbers and $16.1 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of March 31, 2018, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2018, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 14 in "Item 1. Financial Statements" under "Pending Regulatory Matters," OG&E's plan to comply with the EPA’s MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed mid to late 2018. More detail regarding the ECP can be found in Note 14 in "Item 1. Financial Statements" under "Pending Regulatory Matters."

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

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. The rule is currently being appealed at the D.C. Circuit Court of Appeals. The Company is monitoring other regulatory developments relating to this rule, none of which appear to be material to OG&E at this time. OG&E is in compliance with this rule at this time.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 13 in "Item 1. Financial Statements."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Company from those discussed in the Company's 2017 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Company's 2017 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under "Environmental Laws and Regulations" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," there are no new significant cases to report against the Company or its subsidiaries, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

Except as detailed below, there have been no significant changes in the Company's risk factors from those discussed in the Company's 2017 Form 10-K, which are incorporated herein by reference. The following risk is associated with the Company's investment in Enable.

Enable's operations are subject to extensive regulation by federal regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us.

The rates charged by several of Enable's pipeline systems, including for interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services Enable may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower Enable's tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service Enable might propose or offer, the profitability of Enable's pipeline businesses could suffer. If Enable were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit Enable's profitability. Furthermore, competition from other pipeline systems may prevent Enable from raising its tariff rates even if regulatory agencies permit it to do so. The regulatory agencies that regulate Enable's systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for Enable's services or otherwise adversely affect Enable's financial position, results of operations and ability to make cash distributions to its unitholders, including us.

Enable's natural gas interstate pipelines are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. Generally, the FERC's authority over interstate natural gas transportation extends to:
•rates, operating terms, conditions of service and service contracts;
•certification and construction of new facilities;
•extension or abandonment of services and facilities or expansion of existing facilities;
•maintenance of accounts and records;
•acquisition and disposition of facilities;
•initiation and discontinuation of services;
•depreciation and amortization policies;
•conduct and relationship with certain affiliates;
•market manipulation in connection with interstate sales, purchases or natural gas transportation; and
•various other matters.

Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 to impose penalties for current violations of up to $1.0 million per day for each violation and possible criminal penalties of up to approximately $1.2 million per violation.

The FERC's jurisdiction extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to expansions, lateral and other facilities and abandonment of facilities and services. Prior to commencing construction of significant new interstate transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or an order amending its existing certificate, from the FERC. Certain minor expansions are authorized by blanket certificates that the FERC has issued by rule. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any failure by an agency to issue sufficient authorizations or permits in a timely manner for one or more of these projects may mean that Enable will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that Enable did not anticipate. Enable's inability to obtain sufficient permits and authorizations in a timely manner could materially and negatively impact the additional revenues expected from these projects.

The FERC conducts audits to verify compliance with the FERC's regulations and the terms of its orders, including whether the websites of interstate pipelines accurately provide information on the operations and availability of services. The FERC's regulations require uniform terms and conditions for service, as set forth in agreements for transportation and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the standard form of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require Enable to seek modification, or alternatively require Enable to modify its tariff so that the non-conforming provisions are generally available to all customers.

The rates, terms and conditions for transporting natural gas in interstate commerce on certain of Enable intrastate pipelines and for services offered at certain of Enable's storage facilities are subject to the jurisdiction of the FERC under Section 311 of the Natural Gas Policy Act of 1978. Rates to provide such interstate transportation service must be "fair and equitable" under the Natural Gas Policy Act of 1978 and are subject to review, refund with interest if found not to be fair and equitable, and approval by the FERC at least once every five years.

Enable's crude oil gathering pipelines are subject to common carrier regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that Enable maintain tariffs on file with the FERC setting forth the rates Enable charges for providing transportation services, as well as the rules and regulations governing such services. The Interstate Commerce Act requires, among other things, that Enable's rates must be "just and reasonable" and that Enable provides service in a manner that is nondiscriminatory. Shippers on Enable crude oil gathering pipelines may protest its tariff filings, file complaints against Enable's existing rates, or the FERC can investigate Enable's rates on its own initiative. In the event that the FERC finds that Enable's existing or proposed rates are unjust and unreasonable, it could deny requested rate increases or could order Enable to reduce its rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

On December 22, 2017, the 2017 Tax Act was enacted, which reduced the highest marginal U.S. federal corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. In a series of related issuances on March 15, 2018, the FERC revised its policy so that it will no longer permit pipelines organized as master limited partnerships to recover an income tax allowance in their cost-of-service rates, and proposed rules for implementing this revised policy and the corporate income tax rate reduction pursuant to the 2017 Tax Act with respect to natural gas pipeline rates. The proposed rules, if they become final, would require all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time filing providing certain financial information that will allow the FERC and other stakeholders to evaluate the impacts of the revised policy and the corporate income tax rate reduction on each individual pipeline's rates, and to select one of four options: file a limited Natural Gas Act of 1938 Section 4 filing reducing its rates only as required related to the revised policy and the 2017 Tax Act, commit to filing a general Natural Gas Act of 1938 Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action.

The FERC's Revised Policy Statement requires the reduced maximum corporate tax rate to be reflected in initial oil cost-of-service rates and cost-of-service rate changes going forward and in future filings of Page 700 of FERC Form No. 6. The FERC will consider the information provided by pipelines in Page 700 of FERC Form No. in its 2020 five-year review of the oil pipeline index level.

Enable cannot predict the outcome of the Notice Of Proposed Rulemaking, but the cost-of-service rates Enable is permitted to charge their customers for transportation and storage services could be impacted when Enable Mississippi River Transmission, LLC, or if Enable Gas Transmission, LLC, files a limited or general Natural Gas Act of 1938 Section 4 rate filing or if the FERC or customers challenge the cost-of-service rates that Enable Gas Transmission, LLC, is authorized to charge. Enable also cannot predict the outcome of the 2020 oil pipeline index five-year review, but the rates Enable is permitted to charge its customers for cost-of-service based crude oil transportation services could be impacted. If the FERC requires Enable to establish new tariff rates for either Enable's natural gas or crude oil pipelines that reflect a lower federal corporate income tax rate and the Revised Policy Statement, it is possible the rates would be reduced, which could adversely affect Enable's financial position, results of operations and ability to make cash distributions to Enable's unitholders, including us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.01
Letter of extension dated as of March 9, 2018 for the Company's and OG&E's credit agreements dated as of March 8, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Syndication Agent, Mizuho Bank, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, the Lenders thereto, and the Company and OG&E, for their respective credit facility.

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

OGE ENERGY CORP.
(Registrant)

By:	/s/ Sarah R. Stafford
Sarah R. Stafford
Controller and Chief Accounting Officer
(On behalf of the Registrant and in her capacity as Chief Accounting Officer)

May 2, 2018