Form 10-Q
period 2018-09-30
OGE ENERGY CORP.
filed 2018-11-08
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

At September 30, 2018, there were 199,732,315 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
2017 Tax Act	Tax Cuts and Jobs Act of 2017
AES	AES-Shady Point, Inc.
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy Corp., collectively with its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 megawatts
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGL	Natural gas liquid
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.6 percent owner of Enable Midstream Partners
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
QF	Qualified cogeneration facilities
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in the Company's 2017 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A. Risk Factors" of "Part II - Other Information" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including those listed in "Item 1A. Risk Factors" in the Company's 2017 Form 10-K and "Item 1A. Risk Factors" of "Part II - Other Information" herein.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Revenues from contracts with customers	$684.5	$—	$1,710.1	$—
Other revenues	14.3	—	48.4	—
Operating revenues	698.8	716.8	1,758.5	1,759.2
COST OF SALES	244.4	255.7	663.6	696.5
OPERATING EXPENSES
Other operation and maintenance	123.3	111.9	353.2	340.9
Depreciation and amortization	81.1	76.9	240.8	207.2
Taxes other than income	22.7	23.2	69.3	68.4
Operating expenses	227.1	212.0	663.3	616.5
OPERATING INCOME	227.3	249.1	431.6	446.2
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	40.1	33.6	103.3	98.6
Allowance for equity funds used during construction	6.7	11.8	20.0	27.2
Other net periodic benefit income (expense)	(0.7)	(5.8)	(10.7)	(15.6)
Other income	4.1	15.0	14.2	34.1
Other expense	(3.4)	(2.0)	(11.1)	(9.3)
Net other income	46.8	52.6	115.7	135.0
INTEREST EXPENSE
Interest on long-term debt	40.2	38.7	119.5	113.8
Allowance for borrowed funds used during construction	(3.3)	(5.2)	(9.8)	(12.6)
Interest on short-term debt and other interest charges	1.8	2.4	8.5	6.8
Interest expense	38.7	35.9	118.2	108.0
INCOME BEFORE TAXES	235.4	265.8	429.1	473.2
INCOME TAX EXPENSE	30.3	82.4	58.3	149.0
NET INCOME	$205.1	$183.4	$370.8	$324.2
BASIC AVERAGE COMMON SHARES OUTSTANDING	199.7	199.7	199.7	199.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.6	200.1	200.4	200.0
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.03	$0.92	$1.86	$1.62
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.02	$0.92	$1.85	$1.62
DIVIDENDS DECLARED PER COMMON SHARE	$0.36500	$0.33250	$1.03000	$0.93750

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$205.1	$183.4	$370.8	$324.2
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.5, $0.8 and $1.3, respectively	0.8	0.6	2.5	2.0
Settlement cost, net of tax of $1.1, $0.0 , $1.1 and $0.0, respectively	3.1	—	3.1	—
Postretirement benefit plans:
Prior service cost arising during the period, net of tax of $0.0, $4.1, $0.0 and $4.1, respectively	—	6.7	—	6.7
Amortization of prior service credit, net of tax of ($0.1), ($0.2), ($0.4) and ($0.2), respectively	(0.5)	(0.2)	(1.3)	(0.2)
Settlement cost, net of tax of $0.0, $0.2, $0.0 and $0.2, respectively	—	0.5	—	0.5
Other comprehensive income, net of tax	3.4	7.6	4.3	9.0
Comprehensive income	$208.5	$191.0	$375.1	$333.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$370.8	$324.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	240.8	207.2
Deferred income taxes and investment tax credits, net	63.7	152.1
Equity in earnings of unconsolidated affiliates	(103.3)	(98.6)
Distributions from unconsolidated affiliates	103.3	98.6
Allowance for equity funds used during construction	(20.0)	(27.2)
Stock-based compensation expense	9.7	4.7
Regulatory assets	(4.8)	10.9
Regulatory liabilities	(3.7)	(0.6)
Other assets	2.1	(2.0)
Other liabilities	(1.4)	(70.8)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(56.4)	(97.3)
Fuel, materials and supplies inventories	14.9	4.1
Fuel recoveries	37.5	15.8
Other current assets	19.3	26.8
Accounts payable	(34.1)	(29.1)
Other current liabilities	73.3	(55.1)
Net cash provided from operating activities	711.7	463.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(413.8)	(662.8)
Investment in unconsolidated affiliates	(1.9)	(5.2)
Return of capital - unconsolidated affiliates	2.6	7.3
Proceeds from sale of assets	—	0.4
Net cash used in investing activities	(413.1)	(660.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt	(168.4)	(89.7)
Proceeds from long-term debt	396.0	592.3
Payment of long-term debt	(250.0)	(125.1)
Dividends paid on common stock	(199.4)	(181.2)
Issuance (expense) of common stock	(0.1)	—
Other	(0.4)	—
Net cash (used in) provided from financing activities	(222.3)	196.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	76.3	(0.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14.4	0.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90.7	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90.7	$14.4
Accounts receivable, less reserve of $1.6 and $1.5, respectively	245.2	190.6
Accrued unbilled revenues	68.3	66.5
Income taxes receivable	13.5	5.8
Fuel inventories	64.5	84.3
Materials and supplies, at average cost	132.2	80.8
Other	27.6	54.6
Total current assets	642.0	497.0
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,160.6	1,160.4
Other	77.7	76.7
Total other property and investments	1,238.3	1,237.1
PROPERTY, PLANT AND EQUIPMENT
In service	11,604.7	11,041.2
Construction work in progress	632.9	867.5
Total property, plant and equipment	12,237.6	11,908.7
Less accumulated depreciation	3,680.6	3,568.8
Net property, plant and equipment	8,557.0	8,339.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	256.2	283.0
Other	9.5	55.7
Total deferred charges and other assets	265.7	338.7
TOTAL ASSETS	$10,703.0	$10,412.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$168.4
Accounts payable	171.8	230.4
Dividends payable	72.9	66.4
Customer deposits	83.1	80.7
Accrued taxes	62.6	44.5
Accrued interest	39.5	44.0
Accrued compensation	39.6	35.9
Long-term debt due within one year	249.9	249.8
Fuel clause over recoveries	39.2	1.7
Other	82.3	28.7
Total current liabilities	840.9	950.5
LONG-TERM DEBT	2,896.8	2,749.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	172.8	192.7
Deferred income taxes	1,291.5	1,227.8
Regulatory liabilities	1,291.0	1,283.4
Other	180.4	157.6
Total deferred credits and other liabilities	2,935.7	2,861.5
Total liabilities	6,673.4	6,561.6
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,124.0	1,114.8
Retained earnings	2,924.5	2,759.5
Accumulated other comprehensive loss, net of tax	(18.9)	(23.2)
Total stockholders' equity	4,029.6	3,851.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,703.0	$10,412.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2017	199.7	$2.0	$1,112.8	$2,759.5	$(23.2)	$3,851.1
Net income	—	—	—	370.8	—	370.8
Other comprehensive income, net of tax	—	—	—	—	4.3	4.3
Dividends declared on common stock	—	—	—	(205.8)	—	(205.8)
Stock-based compensation	—	—	9.2	—	—	9.2
Balance at September 30, 2018	199.7	$2.0	$1,122.0	$2,924.5	$(18.9)	$4,029.6

Balance at December 31, 2016	199.7	$2.0	$1,103.8	$2,367.3	$(29.3)	$3,443.8
Net income	—	—	—	324.2	—	324.2
Cumulative effect of change in accounting principle	—	—	—	22.3	—	22.3
Other comprehensive income, net of tax	—	—	—	—	9.0	9.0
Dividends declared on common stock	—	—	—	(187.2)	—	(187.2)
Stock-based compensation	—	—	4.7	—	—	4.7
Balance at September 30, 2017	199.7	$2.0	$1,108.5	$2,526.6	$(20.3)	$3,616.8

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

Organization

The Company is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the Condensed Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2018 and December 31, 2017, the consolidated results of its operations for the three and nine months ended September 30, 2018 and 2017 and its consolidated cash flows for the nine months ended September 30, 2018 and 2017 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2018 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2017 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2018	2017
REGULATORY ASSETS
Current:
Oklahoma demand program rider under recovery (A)	$10.7	$31.6
Production tax credit rider under recovery (A)	6.1	—
SPP cost tracker under recovery (A)	—	7.7
Other (A)	1.6	1.5
Total current regulatory assets	$18.4	$40.8
Non-current:
Benefit obligations regulatory asset	$160.8	$177.2
Deferred storm expenses	37.4	42.2
Smart Grid	27.5	32.8
Unamortized loss on reacquired debt	11.6	12.3
Other	18.9	18.5
Total non-current regulatory assets	$256.2	$283.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$39.2	$1.7
SPP cost tracker over recovery (B)	9.4	—
Other (B)	3.5	2.2
Total current regulatory liabilities	$52.1	$3.9
Non-current:
Income taxes refundable to customers, net	$943.9	$955.5
Accrued removal obligations, net	308.2	288.4
Pension tracker	32.0	32.3
Other	6.9	7.2
Total non-current regulatory liabilities	$1,291.0	$1,283.4

(A)	Included in Other Current Assets on the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

As discussed in Note 14 under "Oklahoma Rate Review Filing - 2018," as a result of the settlement agreement reached in the most recent Oklahoma rate review, OG&E removed production tax credits from base rates and now utilizes a separate rider to credit customers the differential between estimated and actual production tax credits, which can either result in a regulatory asset or regulatory liability based on that differential.

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

Investment in Unconsolidated Affiliates

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at September 30, 2018 as presented in Note 12. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the nine months ended September 30, 2018 and 2017. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Income (Loss)	Prior Service Cost	Net Income	Prior Service Credit	Total
Balance at December 31, 2017	$(32.7)	$—	$2.5	$7.0	$(23.2)
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	—	—	(1.3)	1.2
Settlement cost	3.1	—	—	—	3.1
Balance at September 30, 2018	$(27.1)	$—	$2.5	$5.7	$(18.9)

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Income (Loss)	Prior Service Cost	Net Income	Prior Service Cost (Credit)	Total
Balance at December 31, 2016	$(32.1)	$0.1	$2.7	$—	$(29.3)
Other comprehensive income before reclassifications	—	—	—	6.7	6.7
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	—	—	(0.2)	1.8
Settlement cost	—	—	0.5	—	0.5
Net current period other comprehensive income	2.0	—	0.5	6.5	9.0
Balance at September 30, 2017	$(30.1)	$0.1	$3.2	$6.5	$(20.3)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three and nine months ended September 30, 2018 and 2017.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses (A)	$(1.1)	$(1.1)	$(3.3)	$(3.3)	Other Net Periodic Benefit Income (Expense)
Settlement cost (A)	(4.2)	—	(4.2)	—	Other Net Periodic Benefit Income (Expense)
	(5.3)	(1.1)	(7.5)	(3.3)	Income Before Taxes
	(1.4)	(0.5)	(1.9)	(1.3)	Income Tax Expense
	$(3.9)	$(0.6)	$(5.6)	$(2.0)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit (A)	$0.6	$0.4	$1.7	$0.4	Other Net Periodic Benefit Income (Expense)
Settlement cost (A)	—	(0.7)	—	(0.7)	Other Net Periodic Benefit Income (Expense)
	0.6	(0.3)	1.7	(0.3)	Income Before Taxes
	0.1	—	0.4	—	Income Tax Expense
	$0.5	$(0.3)	$1.3	$(0.3)	Net Income

Total reclassifications for the period, net of tax	$(3.4)	$(0.9)	$(4.3)	$(2.3)	Net Income

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Amounts for the three and nine months ended September 30, 2017 have been adjusted for the reclassification of net periodic benefit cost components and the regulatory Pension tracker mechanism between Other Operation and Maintenance and Other Net Periodic Benefit Income (Expense) on the Company's Condensed Consolidated Statements of Income to be consistent with the 2018 presentation due to the Company's adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Further discussion can be found in Note 11.

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

Issued Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for items such as initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition method options include application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date, with a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is evaluating its current lease contracts and currently intends to take the package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company has not quantified the impact on its Condensed Consolidated Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate land easements under Topic 842 that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. The Company currently intends to elect this practical expedient during its adoption of Topic 842 and does not plan to evaluate existing easement contracts under Topic 842, if these contracts have not previously been accounted for under Topic 840.

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

Fair Value Measurement Disclosure Framework. In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The new guidance removes, adds or modifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient. ASU 2018-13 is effective for fiscal years beginning after December 2019 and is required to be applied both retrospectively and prospectively, depending on the specific disclosure change. Early adoption is permitted. The Company does not believe this ASU will have a significant impact on its financial statement disclosures.

Defined Benefit Plans Disclosure Framework. In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The new guidance removes, adds or clarifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 2020 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company does not believe this ASU will have a significant impact on its financial statement disclosures.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.

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

OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. Purchases and sales are based on the fixed transaction price determined by the market at the time of the purchase or sale and the MWh quantity purchased or sold. These results are reported as Revenues from Contracts with Customers or Cost of Sales in the Condensed Consolidated Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Residential	$281.0	$694.6
Commercial	174.7	444.9
Industrial	56.2	145.5
Oilfield	39.5	110.9
Public authorities and street light	58.7	151.5
System sales revenues	610.1	1,547.4
Provision for rate refund	13.5	(6.2)
Integrated market	16.9	38.7
Transmission	33.2	109.2
Other	10.8	21.0
Revenues from contracts with customers	$684.5	$1,710.1

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
Enable completed an initial public offering resulting in Enable becoming a publicly traded Master Limited Partnership in April 2014. At September 30, 2018, the Company owned 111.0 million common units, or 25.6 percent, of Enable's outstanding common units. Distributions received from Enable were $35.3 million during both the three months ended September 30, 2018 and 2017 and $105.9 million during both the nine months ended September 30, 2018 and 2017.

On November 6, 2018, Enable announced a quarterly dividend distribution of $0.31800 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Related Party Transactions - the Company and Enable

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.2 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Company charges operating costs to OG&E and Enable based on several factors, and operating costs directly related to OG&E and/or Enable are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable's operations. As of September 30, 2018, 132 employees that participate in the Company's defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $5.3 million and $6.2 million during the three months ended September 30, 2018 and 2017, respectively, and $22.1 million and $23.5 million for the nine months ended September 30, 2018 and 2017, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by approximately $12.3 million. Settlement and curtailment charges associated with the seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $1.7 million as of September 30, 2018 and $2.0 million as of December 31, 2017.

Related Party Transactions - OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019, if either party does not provide notice of termination to the other party at least 180 days prior to the expiration date in April 2019. In October 2018, OG&E and Enable agreed to waive the 180 days written notice and allow a 30 day extension so that the parties can negotiate the terms of a new agreement. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Operating revenues:
Electricity to power electric compression assets	$4.7	$4.5	$12.2	$10.0
Cost of sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.3
Natural gas purchases (sales)	$0.1	$0.4	$2.6	$(0.4)

Summarized Financial Information of Enable

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

	September 30,	December 31,
Balance Sheet	2018	2017
(In millions)
Current assets	$481	$416
Non-current assets	$11,454	$11,177
Current liabilities	$1,403	$1,279
Non-current liabilities	$2,964	$2,660

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2018	2017	2018	2017
(In millions)
Total revenues	$928	$705	$2,481	$1,997
Cost of natural gas and NGLs	$516	$349	$1,335	$936
Operating income	$171	$137	$436	$399
Net income	$129	$104	$320	$301

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

The Company recorded equity in earnings of unconsolidated affiliates of $40.1 million and $33.6 million for the three months ended September 30, 2018 and 2017, respectively, and $103.3 million and $98.6 million for the nine months ended September 30, 2018 and 2017, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable. The basis difference is being amortized over approximately 30 years, which is the average life of the assets to which the basis difference is attributed, beginning in May 2013. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described below.

The following table reconciles the Company's equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Enable net income	$129.0	$104.0	$320.0	$301.0
OGE Energy's percent ownership at period end	25.6%	25.7%	25.6%	25.7%
OGE Energy's portion of Enable net income	33.0	26.5	82.0	77.2
Amortization of basis difference	2.8	2.8	8.4	8.5
Elimination of Enable fair value step up	4.3	4.3	12.9	12.9
Equity in earnings of unconsolidated affiliates	$40.1	$33.6	$103.3	$98.6

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $689.7 million as of September 30, 2018. The following table reconciles the basis difference in Enable from December 31, 2017 to September 30, 2018.

(In millions)
Basis difference at December 31, 2017	$714.2
Change in Enable basis difference	(3.2)
Amortization of basis difference	(8.4)
Elimination of Enable fair value step up	(12.9)
Basis difference at September 30, 2018	$689.7

5.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate. The following table summarizes the fair value and carrying amount of the Company's financial instruments at September 30, 2018 and December 31, 2017.

	September 30,		December 31,
	2018		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,001.6	$3,125.9	$2,854.3	$3,242.8
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.7	$8.7	$9.7	$9.8

6.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2018 and 2017 related to the Company's performance units and restricted stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Performance units:
Total shareholder return	$2.0	$1.6	$6.1	$4.9
Earnings per share	1.9	(1.4)	3.6	(0.2)
Total performance units	3.9	0.2	9.7	4.7
Restricted stock	—	0.1	—	0.1
Total compensation expense	$3.9	$0.3	$9.7	$4.8
Income tax benefit	$1.0	$0.1	$2.5	$1.9

During the three and nine months ended September 30, 2018, the Company issued an immaterial number of shares of new common stock pursuant to the Company's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

7.	Income Taxes

As previously discussed in the Company's 2017 Form 10-K, the 2017 Tax Act was signed into law in December 2017, reducing the corporate federal tax rate from 35 percent to 21 percent for tax years beginning in 2018. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized and settled. Entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. At December 31, 2017, as a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, the Company reduced net deferred income tax liabilities and increased regulatory liabilities. As of September 30, 2018, the Company's regulatory liability for income taxes refundable to customers, net was $1.028 billion, as a result of the change in the corporate federal tax rate.

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

As a result of the 2017 Tax Act, in early January 2018: (i) the OCC ordered OG&E to record a reserve, including accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates were adjusted to reflect the federal tax savings; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act until the resulting benefits, including carrying charges, are returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Further discussion regarding OG&E's response to OCC, APSC and FERC proceedings, including reserves recorded for each jurisdictional revenue, can be found in Note 14 under "Oklahoma Rate Review Filing - 2018," "APSC Order - 2017 Tax Act," "FERC - Request for Waiver" and "FERC - Section 2016 Filing." As of September 30, 2018, the total recorded reserve was $22.8 million, which is included in Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2015 or state and local tax examinations by tax authorities for years prior to 2014. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E earns both federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

8.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2018	2017	2018	2017
Net income	$205.1	$183.4	$370.8	$324.2
Average common shares outstanding:
Basic average common shares outstanding	199.7	199.7	199.7	199.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.9	0.4	0.7	0.3
Diluted average common shares outstanding	200.6	200.1	200.4	200.0
Basic earnings per average common share	$1.03	$0.92	$1.86	$1.62
Diluted earnings per average common share	$1.02	$0.92	$1.85	$1.62
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.	Long-Term Debt

At September 30, 2018, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

SERIES			DATE DUE	AMOUNT
				(In millions)
1.01%	-	2.00%	Garfield Industrial Authority, January 1, 2025	$47.0
1.01%	-	1.83%	Muskogee Industrial Authority, January 1, 2025	32.4
1.03%	-	1.86%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

In August 2018, OG&E issued $400.0 million of 3.80 percent senior notes due August 15, 2028. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund the payment of OG&E's $250.0 million of 6.35 percent senior notes that matured on September 1, 2018, to repay short-term debt and to fund ongoing capital expenditures and working capital.

10.	Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. As of September 30, 2018, the Company had no short-term debt as compared to $168.4 million at December 31, 2017. The following table provides information regarding the Company's revolving credit agreements at September 30, 2018.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$—	—%	(D)	March 8, 2023	(E)
OG&E (C)	450.0	0.3	1.05%	(D)	March 8, 2023	(E)
Total	$900.0	$0.3	1.05%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2018.

(B)	This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

11.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first nine months of 2018, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, the Company recorded pension settlement charges of $12.8 million in the third quarter of 2018.The pension settlement charge did not require a cash outlay by the Company and did not increase the Company's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of the Company's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Consolidated Financial Statements. Service cost is presented within Other Operation and Maintenance, and interest cost, expected return on plan assets, amortization of net loss, amortization of unrecognized prior service cost and settlement cost are presented within Other Net Periodic Benefit Income (Expense) on the Company's Condensed Consolidated Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Income (Expense) on the Company's Condensed Consolidated Statements of Income.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2018 (B)	2017 (B)	2018 (C)	2017 (C)	2018 (B)	2017 (B)	2018 (C)	2017 (C)
Service cost	$3.6	$3.9	$11.1	$11.6	$0.1	$—	$0.3	$0.2
Interest cost	6.1	6.5	17.8	19.6	0.1	0.1	0.3	0.2
Expected return on plan assets	(10.7)	(10.7)	(33.0)	(32.0)	—	—	—	—
Amortization of net loss	3.9	4.4	12.2	13.1	0.1	0.1	0.5	0.3
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	0.1	0.1	0.1
Settlement cost	12.2	—	12.2	—	0.6	—	0.6	—
Total net periodic benefit cost	15.1	4.1	20.3	12.3	1.0	0.3	1.8	0.8
Less: Amount paid by unconsolidated affiliates	0.7	1.2	1.9	2.9	0.1	—	0.1	—
Net periodic benefit cost	$14.4	$2.9	$18.4	$9.4	$0.9	$0.3	$1.7	$0.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $15.3 million and $3.2 million of net periodic benefit cost recognized during the three months ended September 30, 2018 and 2017, respectively, the Company recognized the following:

•
a deferral of pension expense during the three months ended September 30, 2018 of $10.5 million related to the pension settlement charge of $12.8 million in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1);

•	a deferral of pension expense during the three months ended September 30, 2018 of $1.0 million related to the Arkansas jurisdictional portion of the pension settlement charge of $12.8 million; and

•
an increase in pension expense during the three months ended September 30, 2017 of $2.7 million to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which is included in the Pension tracker regulatory liability (see Note 1).

(C)	In addition to the $20.1 million and $10.2 million of net periodic benefit cost recognized during the nine months ended September 30, 2018 and 2017, respectively, the Company recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2018 and 2017 of $7.8 million and $8.5 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the nine months ended September 30, 2018 of $10.5 million related to the pension settlement charge of $12.8 million in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1);

•	a deferral of pension expense during the nine months ended September 30, 2018 of $1.0 million related to the Arkansas jurisdictional portion of the pension settlement charge of $12.8 million; and

•	a deferral of pension expense during the nine months ended September 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018 (B)	2017 (B)	2018 (C)	2017 (C)
Service cost	$—	$0.1	$0.2	$0.5
Interest cost	1.5	1.6	4.1	5.9
Expected return on plan assets	(0.5)	(0.6)	(1.5)	(1.7)
Amortization of net loss	1.0	0.5	2.9	1.3
Amortization of unrecognized prior service cost (A)	(2.1)	(1.4)	(6.3)	(1.4)
Settlement cost	—	0.6	—	0.6
Total net periodic benefit cost	(0.1)	0.8	(0.6)	5.2
Less: Amount paid by unconsolidated affiliates	(0.2)	(0.1)	(0.4)	0.5
Net periodic benefit cost	$0.1	$0.9	$(0.2)	$4.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.1 million and $0.9 million of net periodic benefit cost recognized during the three months ended September 30, 2018 and 2017, respectively, the Company recognized an increase in postretirement medical expense in the three months ended September 30, 2018 and 2017 of $0.1 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $0.2 million of net periodic benefit income and $4.7 million of net periodic benefit cost recognized during the nine months ended September 30, 2018 and 2017, respectively, the Company recognized an increase in postretirement medical expense in the nine months ended September 30, 2018 and 2017 of $4.3 million and $3.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

As required by ASU 2017-07, the Company only capitalizes the service cost component of net benefit cost, beginning in the first quarter of 2018. Prior year capitalized amounts were not adjusted, as this change was implemented on a prospective basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Capitalized portion of net periodic pension benefit cost	$0.9	$1.0	$2.8	$3.3
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$0.1	$1.3

Pension Plan Funding

In August 2018, the Company contributed $15.0 million to its Pension Plan. No additional contributions are expected in 2018.

12.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$698.8	$—	$—	$—	$698.8
Cost of sales	244.4	—	—	—	244.4
Other operation and maintenance	121.1	0.5	1.7	—	123.3
Depreciation and amortization	81.1	—	—	—	81.1
Taxes other than income	21.9	0.1	0.7	—	22.7
Operating income (loss)	230.3	(0.6)	(2.4)	—	227.3
Equity in earnings of unconsolidated affiliates	—	40.1	—	—	40.1
Other income (expense)	10.2	(1.2)	(0.3)	(2.0)	6.7
Interest expense	37.8	—	2.9	(2.0)	38.7
Income tax expense	18.8	9.9	1.6	—	30.3
Net income (loss)	$183.9	$28.4	$(7.2)	$—	$205.1
Investment in unconsolidated affiliates	$—	$1,150.3	$10.3	$—	$1,160.6
Total assets	$9,652.0	$1,153.9	$184.0	$(286.9)	$10,703.0

Three Months Ended September 30, 2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$716.8	$—	$—	$—	$716.8
Cost of sales	255.7	—	—	—	255.7
Other operation and maintenance	115.0	(0.4)	(2.7)	—	111.9
Depreciation and amortization	76.2	—	0.7	—	76.9
Taxes other than income	21.7	0.5	1.0	—	23.2
Operating income (loss)	248.2	(0.1)	1.0	—	249.1
Equity in earnings of unconsolidated affiliates	—	33.6	—	—	33.6
Other income (expense)	19.5	0.4	(0.7)	(0.2)	19.0
Interest expense	34.5	—	1.6	(0.2)	35.9
Income tax expense (benefit)	71.7	12.6	(1.9)	—	82.4
Net income	$161.5	$21.3	$0.6	$—	$183.4
Investment in unconsolidated affiliates	$—	$1,152.9	$5.2	$—	$1,158.1
Total assets	$9,230.9	$1,503.9	$87.1	$(358.2)	$10,463.7

Nine Months Ended September 30, 2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,758.5	$—	$—	$—	$1,758.5
Cost of sales	663.6	—	—	—	663.6
Other operation and maintenance	352.2	1.1	(0.1)	—	353.2
Depreciation and amortization	240.8	—	—	—	240.8
Taxes other than income	66.2	0.5	2.6	—	69.3
Operating income (loss)	435.7	(1.6)	(2.5)	—	431.6
Equity in earnings of unconsolidated affiliates	—	103.3	—	—	103.3
Other income (expense)	18.7	(1.2)	(1.6)	(3.5)	12.4
Interest expense	114.3	—	7.4	(3.5)	118.2
Income tax expense (benefit)	32.9	26.4	(1.0)	—	58.3
Net income (loss)	$307.2	$74.1	$(10.5)	$—	$370.8
Investment in unconsolidated affiliates	$—	$1,150.3	$10.3	$—	$1,160.6
Total assets	$9,652.0	$1,153.9	$184.0	$(286.9)	$10,703.0

Nine Months Ended September 30, 2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,759.2	$—	$—	$—	$1,759.2
Cost of sales	696.5	—	—	—	696.5
Other operation and maintenance	348.8	(0.1)	(7.8)	—	340.9
Depreciation and amortization	204.6	—	2.6	—	207.2
Taxes other than income	64.2	1.0	3.2	—	68.4
Operating income (loss)	445.1	(0.9)	2.0	—	446.2
Equity in earnings of unconsolidated affiliates	—	98.6	—	—	98.6
Other income (expense)	39.2	0.5	(3.0)	(0.3)	36.4
Interest expense	103.7	—	4.6	(0.3)	108.0
Income tax expense (benefit)	116.7	38.6	(6.3)	—	149.0
Net income	$263.9	$59.6	$0.7	$—	$324.2
Investment in unconsolidated affiliates	$—	$1,152.9	$5.2	$—	$1,158.1
Total assets	$9,230.9	$1,503.9	$87.1	$(358.2)	$10,463.7

13.	Commitments and Contingencies

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

Public Utility Regulatory Policy Act of 1978

As previously disclosed in the Company's 2017 Form 10-K, OG&E has a QF contract with AES whereby OG&E purchases 100 percent of the electricity generated from AES's 320 MW facility. The QF contract expires on January 15, 2023; however, OG&E had the option beginning in July 2017 to provide notice to AES to terminate the contract in January 2018.

On July 17, 2017, OG&E and AES amended the agreement to allow OG&E the option, through July 17, 2018, to provide AES a termination notice that would terminate the agreement on January 15, 2019. On July 17, 2018, OG&E and AES extended the option to provide notice, and on August 24, 2018, OG&E notified AES that OG&E was exercising its option to terminate the contract, effective January 15, 2019. OG&E has issued a request for proposals to fill the capacity need created by the upcoming termination of this QF contract, as further discussed in Note 14.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 is expected to be completed in late 2018 to early 2019. More detail regarding the ECP can be found in Note 14 under "Pending Regulatory Matters."

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

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for an immediate refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in the rate review. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order. OG&E reserved the excess income taxes collected in current rates and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus interest, from January 2018 through June 2018.

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

As a result of the settlement, new rates were implemented on July 1, 2018, reflecting the impacts of the order, and the tax reserve balance estimated for January 2018 through June 2018 of $18.9 million was returned to Oklahoma customers during the July billing cycle. As reserved amounts were estimated through June 2018, a true-up mechanism exists for the difference between the estimate and actuals to be calculated after the determination of year-end financial results.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates from the March 2017 OCC rate order, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff regarding recovery of certain lost revenues associated with energy efficiency programs incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $10.7 million as disclosed in Note 1. This dispute was resolved through the June 19, 2018 OCC settlement; as a result, the reserve was reversed at June 30, 2018, and an adjustment was recorded to the Demand Program Rider regulatory asset balance.

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

FERC - Request for Waiver

On May 22, 2018, OG&E submitted a request for waiver of applicable formula rate provisions in OG&E's Open Access Transmission Tariff and SPP, Inc.'s Open Access Transmission Tariff. OG&E requested a waiver, effective January 1, 2018, to revise its 2018 projected net revenue requirement to reflect the federal corporate income tax rate reduction from 35 percent to 21 percent as a result of the 2017 Tax Act. On June 29, 2018, the FERC granted OG&E's request for waiver, effective January 1, 2018, which will allow OG&E to lower its current year projected net revenue requirement and provide benefits to customers through lower rates more promptly than if OG&E were to wait until the current year true-up adjustment to recognize the reduced federal corporate income tax rate. Based on the order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice. As the SPP adjusts the rates billed to OG&E's customers, OG&E will begin reversing the reserve as the previous months in 2018 are resettled based on the lower tax rate.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. On July 26, 2018, the APSC ordered OG&E to file a separate rider that includes the reduction in tax expense due to the 2017 Tax Act and amortization of the applicable excess accumulated deferred income taxes as a reduction in revenue requirement. On August 27, 2018, OG&E filed the request for a new Tax Adjustment Rider as well as filed updates to all riders with tax implications, which were then approved by the APSC on September 24, 2018. All rider changes were implemented on October 1, 2018. In October 2018, OG&E refunded the excess income taxes collected from January 1, 2018 through September 30, 2018 and also began refunding the amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus carrying charges, from January 2018 through September 2018, which was approximately $7.7 million. As reserved amounts were estimated through September 2018, a true-up mechanism exists for the difference between the estimate and actuals to be calculated after the determination of year-end financial results.

Integrated Resource Plans

In September 2018, OG&E submitted its final 2018 IRP to the OCC and the APSC. The 2018 IRP identified a need for capacity, and OG&E has issued a request for proposals to identify options to fill that capacity need. OG&E anticipates filing pre-approval cases in the fourth quarter of 2018 in Oklahoma and Arkansas for the outcome of the request for proposal process.

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

OG&E anticipates the total cost of Dry Scrubbers will be $532.0 million, including allowance for funds used during construction and capitalized ad valorem taxes. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 is expected to be completed in late 2018 to early 2019. As of September 30, 2018, OG&E has invested $483.5 million in the Dry Scrubbers.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. The Company has reserved an amount within this range. The Company estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce the Company's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. OG&E contested the reduction of its base return on equity. While the Company is unable to predict what final action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. Based on an order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice, as discussed under "FERC - Request for Waiver" above. Further, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act.

Fuel Adjustment Clause Review for Calendar Year 2017

On July 9, 2018, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2017, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing on the merits is currently scheduled for December 6, 2018.

Arkansas Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review, OG&E filed an evaluation report under its Formula Rate Plan on October 1, 2018, requesting a $6.4 million revenue increase. A final order is expected from the APSC in March 2019, and the outcome will be reflected in rates that will become effective on April 1, 2019.

Demand Program Portfolio Filing

Pursuant to OCC rules, OG&E is required to propose, implement and administer a portfolio of demand programs once every three years. On July 1, 2018, OG&E filed its proposed Demand Program Three Year Portfolio for the 2019-2021 program cycle. A hearing on the merits is currently scheduled for November 15, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly owned subsidiaries are included in the Condensed Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate for OG&E of four to six percent on a weather-normalized basis, maintaining a strong credit rating as well as targeting dividend increases of approximately 10 percent annually through 2019. The targeted annual dividend increase has been determined after consideration of numerous factors, including the largely retail composition of the Company's shareholder base, the Company's financial position, the Company's growth targets and the composition of the Company's assets and investment opportunities. The Company also utilizes cash distributions from its investment in Enable to help fund its capital needs and support future dividend growth. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and having strong regulatory and legislative relationships.

Summary of Operating Results
Three Months Ended September 30, 2018 as compared to Three Months Ended September 30, 2017

Net income was $205.1 million, or $1.02 per diluted share, during the three months ended September 30, 2018 as compared to $183.4 million, or $0.92 per diluted share, during the same period in 2017. The increase in net income of $21.7 million, or $0.10 per diluted share, was primarily due to:

•
an increase in net income at OG&E of $22.4 million, or $0.11 per diluted share of the Company's common stock, primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by lower other income, higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense; and

•
an increase in net income at OGE Holdings of $7.1 million, or $0.04 per diluted share of the Company's common stock, primarily due to higher equity in earnings of Enable and lower income tax expense, partially offset by higher other expense and higher other operation and maintenance expense; partially offset by

•
a decrease in net income of other operations of $7.8 million, or $0.05 per diluted share of the Company's common stock, primarily due to higher other operation and maintenance expense, lower income tax benefit and higher interest expense, partially offset by lower depreciation and amortization expense.

Nine Months Ended September 30, 2018 as compared to Nine Months Ended September 30, 2017

Net income was $370.8 million, or $1.85 per diluted share, during the nine months ended September 30, 2018 as compared to $324.2 million, or $1.62 per diluted share, during the same period in 2017. The increase in net income of $46.6 million, or $0.23 per diluted share, was primarily due to:

•
an increase in net income at OG&E of $43.3 million, or $0.22 per diluted share of the Company's common stock, primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by higher depreciation and amortization expense primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, lower other income and higher interest expense; and

•
an increase in net income at OGE Holdings of $14.5 million, or $0.07 per diluted share of the Company's common stock, primarily due to lower income tax expense and higher equity in earnings of Enable, partially offset by higher other expense and higher other operation and maintenance expense; partially offset by

•
a decrease in net income of other operations of $11.2 million, or $0.06 per diluted share of the Company's common stock, primarily due to higher other operation and maintenance expense, lower income tax benefit and higher interest expense, partially offset by lower other expense and lower depreciation and amortization expense.

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

For Oklahoma jurisdictional revenues, OG&E reserved the excess income taxes collected in current rates, plus interest, from January 2018 through June 2018, and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, which was refunded to Oklahoma customers, as approved by the OCC, during the July 2018 billing cycle. For Arkansas jurisdictional revenues, OG&E reserved the excess income taxes collected in current rates, plus carrying charges, from January 2018 through September 2018, as the Tax Adjustment Rider became effective on October 1, 2018. For FERC jurisdictional revenues, based on an order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice. Further, for Arkansas and FERC jurisdictional revenues, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act. Further discussion can be found in Note 14 within "Item 1. Financial Statements."

In January 2018, OG&E filed a general rate review in Oklahoma, seeking recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requesting an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and crediting customers for the impacts of the 2017 Tax Act. In June 2018, the OCC approved a Joint Stipulation and Settlement Agreement. Key terms of the settlement are detailed in Note 14 within "Item 1. Financial Statements." As a result of the settlement, new rates were implemented on July 1, 2018.

2018 Outlook

Key assumptions for 2018 include:

OG&E

The Company projects OG&E to earn approximately $318 million to $322 million, or $1.59 to $1.61 per average diluted share, an increase from the previously issued guidance projected to be at the top end of $286 million to $306 million, or $1.43 to $1.53 per average diluted share, in 2018. The updated projections for 2018 are based on the following:

•	normal weather patterns are experienced for the remainder of the year;

•	gross margin on revenues of approximately $1.376 billion;

•	operating expenses of approximately $892 million to $895 million with operation and maintenance expenses comprising approximately 54 percent of the total;

•	interest expense of approximately $152 million which assumes an $11 million allowance for borrowed funds used during construction reduction to interest expense;

•	other income of approximately $24 million including approximately $23 million of allowance for equity funds used during construction; and

•	an effective tax rate of approximately 9.6 percent.

OGE Holdings

The Company projects the earnings contribution from its ownership interest in Enable for 2018 to be approximately $100 million to $104 million, or $0.50 to $0.52 per average diluted share, an increase from the previously issued guidance of approximately $96 million to $104 million, or $0.48 to $0.52 per average diluted share, and receive approximately $140 million in cash distributions.

Consolidated OGE

The Company's 2018 earnings guidance is between approximately $410 million and $418 million of net income, or $2.05 to $2.09 per average diluted share, an increase from the previously issued guidance of approximately $380 million to $410 million, or $1.90 to $2.05 per average diluted share, and is based on the following assumptions:

•	approximately 200 million average diluted shares outstanding;

•	an effective tax rate of approximately 13 percent; and

•	a $0.04 or an $8 million loss at OGE Energy (holding company).

OG&E's Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2018 and 2017, see "OG&E (Electric Utility) Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2018 Outlook.

(In millions)	Twelve Months Ended December 31, 2018 (A)
Operating revenues	$2,157
Cost of sales	781
Gross margin	$1,376

(A)	Based on the midpoint of OG&E earnings guidance for 2018.

Enable's Non-GAAP Financial Measures

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that they sell. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2018 and 2017, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 and the Company's consolidated financial position at September 30, 2018. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2018	2017	2018	2017
Net income	$205.1	$183.4	$370.8	$324.2
Basic average common shares outstanding	199.7	199.7	199.7	199.7
Diluted average common shares outstanding	200.6	200.1	200.4	200.0
Basic earnings per average common share	$1.03	$0.92	$1.86	$1.62
Diluted earnings per average common share	$1.02	$0.92	$1.85	$1.62
Dividends declared per common share	$0.36500	$0.33250	$1.03000	$0.93750

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net income (loss):
OG&E (Electric Utility)	$183.9	$161.5	$307.2	$263.9
OGE Holdings (Natural Gas Midstream Operations)	28.4	21.3	74.1	59.6
Other operations (A)	(7.2)	0.6	(10.5)	0.7
Consolidated net income	$205.1	$183.4	$370.8	$324.2

(A)	Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Operating revenues	$698.8	$716.8	$1,758.5	$1,759.2
Cost of sales	244.4	255.7	663.6	696.5
Other operation and maintenance	121.1	115.0	352.2	348.8
Depreciation and amortization	81.1	76.2	240.8	204.6
Taxes other than income	21.9	21.7	66.2	64.2
Operating income	230.3	248.2	435.7	445.1
Allowance for equity funds used during construction	6.7	11.8	20.0	27.2
Other net periodic benefit income (expense)	0.5	(5.2)	(9.5)	(14.0)
Other income	3.6	13.4	10.2	27.5
Other expense	0.6	0.5	2.0	1.5
Interest expense	37.8	34.5	114.3	103.7
Income tax expense	18.8	71.7	32.9	116.7
Net income	$183.9	$161.5	$307.2	$263.9
Operating revenues by classification:
Residential	$286.4	$295.1	$714.7	$700.0
Commercial	180.0	174.2	460.9	450.6
Industrial	57.5	58.0	149.9	156.3
Oilfield	40.1	43.4	113.3	124.6
Public authorities and street light	60.4	60.6	156.9	159.4
Sales for resale	—	—	0.1	0.1
System sales revenues	624.4	631.3	1,595.8	1,591.0
Provision for rate refund	13.5	29.2	(6.2)	25.0
Integrated market	16.9	14.0	38.7	16.8
Transmission	33.2	37.7	109.2	113.1
Other	10.8	4.6	21.0	13.3
Total operating revenues	$698.8	$716.8	$1,758.5	$1,759.2
Reconciliation of gross margin to revenue:
Operating revenues	$698.8	$716.8	$1,758.5	$1,759.2
Cost of sales	244.4	255.7	663.6	696.5
Gross margin	$454.4	$461.1	$1,094.9	$1,062.7
MWh sales by classification (In millions)
Residential	2.9	2.9	7.6	6.9
Commercial	2.3	2.1	6.2	5.7
Industrial	1.0	0.9	2.9	2.7
Oilfield	0.9	0.8	2.5	2.4
Public authorities and street light	0.9	0.8	2.4	2.3
System sales	8.0	7.5	21.6	20.0
Integrated market	0.5	0.6	1.1	1.4
Total sales	8.5	8.1	22.7	21.4
Number of customers	846,817	840,519	846,817	840,519
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.158	2.747	2.328	2.795
Coal	2.046	2.049	2.035	2.100
Total fuel	2.029	2.253	2.046	2.231
Total fuel and purchased power	2.730	2.966	2.791	3.093
Degree days (A)
Heating - Actual	12	4	2,220	1,574
Heating - Normal	19	19	2,020	2,021
Cooling - Actual	1,265	1,223	2,051	1,847
Cooling - Normal	1,380	1,380	2,018	2,018

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

OG&E's net income increased $22.4 million, or 13.9 percent, and $43.3 million, or 16.4 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase for the three months ended September 30, 2018 was primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by lower other income, higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense. The increase for the nine months ended September 30, 2018 was primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by higher depreciation and amortization expense, lower other income and higher interest expense.
Gross margin decreased $6.7 million, or 1.5 percent, and increased $32.2 million, or 3.0 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in gross margin.

	Change for
	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Price variance (A)	$(33.9)	$(13.2)
Wholesale transmission revenue (B)	(2.8)	0.9
Reserve for tax refund (C)	10.0	(22.8)
Other	6.6	8.8
Weather (price and quantity) (D)	4.6	40.4
Non-residential demand and related revenue	3.5	6.8
New customer growth	3.3	6.3
Industrial and oilfield sales	2.0	5.0
Change in gross margin	$(6.7)	$32.2

(A)
Decreased during the three and nine months ended September 30, 2018 primarily due to the Oklahoma tax refund to customers during the July 2018 billing cycle and new Oklahoma rates being implemented on July 1, 2018, which reflected the lower corporate federal tax rate as a result of the 2017 Tax Act.

(B)
The three and nine months ended September 30, 2018 include the lower corporate federal tax rate, as a result of the 2017 Tax Act, which was reflected in billings beginning with the July 2018 invoice, as discussed in Note 14 in "Item 1. Financial Statements."

(C)
The three and nine months ended September 30, 2018 include the $18.9 million refunded to Oklahoma customers during the July 2018 billing cycle that was previously reserved. Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Notes 7 and 14 in "Item 1. Financial Statements."

(D)
Cooling degree days increased three percent and 11 percent during the three and nine months ended September 30, 2018, respectively, and heating degree days increased 41 percent during the nine months ended September 30, 2018, as compared to the same periods in 2017.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $11.3 million, or 4.4 percent, and $32.9 million, or 4.7 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in cost of sales.

	Change for
	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(14.2)	$(24.7)
Purchased power costs:
Purchases from SPP (B)	2.3	(11.4)
Wind	0.5	2.2
Cogeneration	(1.3)	(3.4)
Other	0.6	0.7
Transmission expense (C)	0.8	3.7
Change in cost of sales	$(11.3)	$(32.9)

(A)	Decrease in fuel expense during the three and nine months ended September 30, 2018 was primarily due to decreased utilization of company-owned generation.

(B)
Increase in the cost of purchases from the SPP for the three months ended September 30, 2018 was due to a 21.2 percent increase in MWhs purchased offset by a 22.0 percent decrease in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices. Decrease in the cost of purchases from the SPP for the nine months ended September 30, 2018 was due to a 20.4 percent increase in MWhs purchased offset by a 30.2 percent decrease in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $6.1 million, or 5.3 percent, and $3.4 million, or 1.0 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in other operation and maintenance expense.

	Change for
	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Payroll and benefits (A)	$6.3	$10.4
Other	1.9	(1.5)
Contract technical and construction services (B)	1.2	(7.2)
Vegetation management	(3.3)	1.7
Change in other operation and maintenance expense	$6.1	$3.4

(A)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(B)	Changes are primarily due to the timing of normal plant maintenance.

Depreciation and amortization expense increased $36.2 million, or 17.7 percent, during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to a reduction in depreciation expense of approximately $20.0 million recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and additional assets being placed into service.

Allowance for equity funds used during construction decreased $5.1 million, or 43.2 percent, and $7.2 million, or 26.5 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $5.7 million during the three months ended September 30, 2018 and $4.5 million, or 32.1 percent, during the nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to amortization of unrecognized prior service cost.

Other income decreased $9.8 million, or 73.1 percent, and $17.3 million, or 62.9 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction and a decrease in guaranteed flat bill margins, which are now included in gross margin.

Allowance for borrowed funds used during construction decreased $1.9 million, or 36.5 percent, and $2.8 million, or 22.2 percent, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $52.9 million, or 73.8 percent, and $83.8 million, or 71.8 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a reduction in the corporate federal tax rate, an increase in the amortization of net unfunded deferred taxes, an increase in state tax credit generation and lower pre-tax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	0.5	(0.4)	1.1	(0.1)
Depreciation and amortization	—	—	—	—
Taxes other than income	0.1	0.5	0.5	1.0
Operating loss	(0.6)	(0.1)	(1.6)	(0.9)
Equity in earnings of unconsolidated affiliates	40.1	33.6	103.3	98.6
Other income (expense)	(1.2)	0.4	(1.2)	0.5
Income before taxes	38.3	33.9	100.5	98.2
Income tax expense	9.9	12.6	26.4	38.6
Net income attributable to OGE Holdings	$28.4	$21.3	$74.1	$59.6

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Enable net income	$129.0	$104.0	$320.0	$301.0
OGE Energy's percent ownership at period end	25.6%	25.7%	25.6%	25.7%
OGE Energy's portion of Enable net income	33.0	26.5	82.0	77.2
Amortization of basis difference	2.8	2.8	8.4	8.5
Elimination of Enable fair value step up	4.3	4.3	12.9	12.9
Equity in earnings of unconsolidated affiliates	$40.1	$33.6	$103.3	$98.6

Equity in earnings of unconsolidated affiliates includes the Company's share of Enable earnings adjusted for the amortization of the basis difference of the Company's investment in Enogex LLC and its underlying equity in the net assets of Enable and is also adjusted for the elimination of the Enogex Holdings fair value adjustments.

The difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable was $689.7 million as of September 30, 2018. The basis difference is being amortized over approximately 30 years, beginning in May 2013. The following table reconciles the basis difference in Enable from December 31, 2017 to September 30, 2018.

(In millions)
Basis difference at December 31, 2017	$714.2
Change in Enable basis difference	(3.2)
Amortization of basis difference	(8.4)
Elimination of Enable fair value step up	(12.9)
Basis difference at September 30, 2018	$689.7

Enable Results of Operations

The following table presents summarized financial information of Enable for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Reconciliation of gross margin to revenue:
Total revenues	$928	$705	$2,481	$1,997
Cost of natural gas and NGLs	516	349	1,335	936
Gross margin	$412	$356	$1,146	$1,061
Operating income	$171	$137	$436	$399
Net income	$129	$104	$320	$301

Enable Operating Data

The following table presents Enable's operating data for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gathered volumes - TBtu/d	4.61	3.52	4.44	3.38
Transported volumes - TBtu/d	5.22	4.83	5.35	5.05
Natural gas processed volumes - TBtu/d	2.50	1.90	2.35	1.89
NGLs sold - MBbl/d (A)(B)	146.29	86.83	130.18	84.10

(A)	Excludes condensate.

(B)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Three Months Ended September 30, 2018 as compared to Three Months Ended September 30, 2017
OGE Holdings' earnings before taxes increased $4.4 million for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to an increase in equity in earnings of Enable of $6.5 million, partially offset by an increase in other expense. The following table presents summarized information regarding Enable's income statement changes for the three months ended September 30, 2018, compared to the same period in 2017, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in the Company's equity in earnings of Enable was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$56.0	$14.3
Operation and maintenance, General and administrative	$12.0	$(3.1)
Depreciation and amortization	$10.0	$(2.6)
Interest expense	$9.0	$(2.3)

Enable's gathering and processing business segment reported an increase in operating income of $33.0 million. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three months ended September 30, 2018, compared to the same period in 2017, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in Enable's gathering and processing business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$51.0	$13.1
Operation and maintenance, General and administrative	$8.0	$(2.0)
Depreciation and amortization	$10.0	$(2.6)

Gathering and processing gross margin increased primarily due to: (i) an increase in processing service fees from higher processed volumes in the Anadarko and Ark-La-Tex Basins; (ii) an increase in natural gas gathering fees due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins; and (iii) an increase in crude oil and water gathering fees due to an increase in gathered volumes, partially offset by a reduction in average rates. These increases were partially offset by: (i) a decrease in changes in the fair value of natural gas, condensate and NGL derivatives; (ii) a decrease in revenues from natural gas sales less the cost of natural gas primarily due to a change in imbalance volumes owed customers, an increase in fuel costs and an increase in third party processing fees, partially offset by an increase due to higher sales volumes; and (iii) a decrease in revenues from NGL sales less the cost of NGLs, partially offset by higher average NGL prices and higher processed volumes in the Anadarko and Ark-La-Tex Basins.

Enable's transportation and storage business segment reported an increase in operating income of $3.0 million. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three months ended September 30, 2018, compared to the same period in 2017, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in transportation and storage business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$6.0	$1.5
Operation and maintenance, General and administrative	$3.0	$(0.8)

Transportation and storage gross margin increased primarily due to: (i) an increase in volume-dependent transportation primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates; (ii) an increase in system management activities; and (iii) an increase in other firm transportation and storage services due to new intrastate transportation contracts. These increases were partially offset by a decrease in the fair value of natural gas derivatives.

Income tax expense decreased $2.7 million, or 21.4 percent, during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to a reduction in the corporate federal tax rate.

Nine Months Ended September 30, 2018 as compared to Nine Months Ended September 30, 2017
OGE Holdings' earnings before taxes increased $2.3 million for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to an increase in equity in earnings of Enable of $4.7 million, partially offset by an increase in other expense. The following table presents summarized information regarding Enable's income statement changes for the nine months ended September 30, 2018, compared to the same period in 2017, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in the Company's equity in earnings of Enable was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$85.0	$21.8
Operation and maintenance, General and administrative	$22.0	$(5.6)
Depreciation and amortization	$25.0	$(6.4)
Interest expense	$20.0	$(5.1)

Enable's gathering and processing business segment reported an increase in operating income of $57.0 million. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the nine months ended September 30, 2018, compared to the same period in 2017, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in Enable's gathering and processing business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$98.0	$25.1
Operation and maintenance, General and administrative	$15.0	$(3.8)
Depreciation and amortization	$24.0	$(6.1)

Gathering and processing gross margin increased primarily due to: (i) an increase in processing service fees due to higher processed volumes in the Anadarko and Ark-La-Tex Basins; (ii) an increase in natural gas gathering fees due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins; and (iii) an increase in crude oil and water gathering fees due to an increase in gathered volumes, partially offset by a reduction in average rates. These increases were partially offset by a decrease in the fair value of natural gas, condensate and NGL derivatives and a decrease in revenues from NGL sales less the cost of NGLs, partially offset by higher average NGL prices and higher processed volumes in the Anadarko and Ark-La-Tex Basins.

Enable's transportation and storage business segment reported a decrease in operating income of $20.0 million. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the nine months ended September 30, 2018, compared to the same period in 2017, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The decrease in transportation and storage business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(14.0)	$(3.6)
Operation and maintenance, General and administrative	$6.0	$(1.5)

Transportation and storage gross margin decreased primarily due to a decrease in the fair value of natural gas derivatives and a decrease in firm transportation services between Carthage, Texas and Perryville, Louisiana due to contract expirations during the second quarter of 2017. These decreases were partially offset by: (i) an increase in volume-dependent transportation primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates; (ii) an increase in system management activities; and (iii) an increase in other firm transportation and storage services due to new intrastate transportation contracts.

Income tax expense decreased $12.2 million, or 31.6 percent, during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to a reduction in the corporate federal tax rate.

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

Cash and Cash Equivalents. The balance in Cash and Cash Equivalents was $90.7 million and $14.4 million at September 30, 2018 and December 31, 2017, respectively, an increase of $76.3 million, primarily due to an increase in cash received from customers reflecting normal, seasonal business operations and a decrease in expenditures related to environmental projects.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $313.5 million and $257.1 million at September 30, 2018 and December 31, 2017, respectively, an increase of $56.4 million, or 21.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2018 as compared to December 2017.

Fuel Inventories. The balance in Fuel Inventories was $64.5 million and $84.3 million at September 30, 2018 and December 31, 2017, respectively, a decrease of $19.8 million, or 23.5 percent, primarily due to decreased coal and gas inventory.

Materials and Supplies, at Average Cost. The balance of Materials and Supplies, at Average Cost was $132.2 million and $80.8 million at September 30, 2018 and December 31, 2017, respectively, an increase of $51.4 million, or 63.6 percent, primarily due to increased inventory related to long-term service agreements.

Other Current Assets. The balance of Other Current Assets was $27.6 million and $54.6 million at September 30, 2018 and December 31, 2017, respectively, a decrease of $27.0 million, or 49.5 percent, primarily due to increased collections from customers associated with various rate riders.

Short-Term Debt. There was no balance in Short-term Debt at September 30, 2018 compared to a balance of $168.4 million at December 31, 2017, respectively, a decrease of $168.4 million, or 100.0 percent. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. The decrease during the nine months ended September 30, 2018 was primarily due to the proceeds of the senior notes issuance in August 2018 being utilized for general corporate purposes instead of borrowings under the Company's revolving credit agreement.

Accounts Payable. The balance of Accounts Payable was $171.8 million and $230.4 million at September 30, 2018 and December 31, 2017, respectively, a decrease of $58.6 million, or 25.4 percent, primarily due to the timing of vendor payments.

Accrued Taxes. The balance of Accrued Taxes was $62.6 million and $44.5 million at September 30, 2018 and December 31, 2017, respectively, an increase of $18.1 million, or 40.7 percent, primarily resulting from the timing of tax accruals offset by ad valorem payments.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $39.2 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively, an increase of $37.5 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $82.3 million and $28.7 million at September 30, 2018 and December 31, 2017, respectively, an increase of $53.6 million, primarily due to amounts owed to customers, including the reserve for tax refund of $22.8 million resulting from the 2017 Tax Act and SPP credits of $23.1 million.

Cash Flows

	Nine Months Ended
	September 30,		2018 vs. 2017
(Dollars in millions)	2018	2017	$ Change	% Change
Net cash provided from operating activities	$711.7	$463.7	$248.0	53.5%
Net cash used in investing activities	$(413.1)	$(660.3)	$247.2	(37.4)%
Net cash (used in) provided from financing activities	$(222.3)	$196.3	$(418.6)	*
* Change is greater than 100 percent variance.

Operating Activities

The increase of $248.0 million, or 53.5 percent, in net cash provided from operating activities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to increased amounts received from customers at OG&E and a decrease in vendor payments.

Investing Activities

The decrease of $247.2 million, or 37.4 percent, in net cash used in investing activities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a decrease in capital expenditures related to environmental projects at OG&E.

Financing Activities

The decrease of $418.6 million in net cash provided from financing activities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to the issuance of less long-term debt by OG&E in 2018, additional long-term debt paid off in 2018 and a decrease in short-term debt.

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

Short-Term Debt and Credit Facilities

Short-term borrowings generally are used to meet working capital requirements. The Company borrows on a short-term basis, as necessary, by issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has revolving credit facilities totaling $900.0 million. These bank facilities can also be used as letter of credit facilities. As of September 30, 2018, the Company had no short-term debt as compared to $168.4 million at December 31, 2017. The following tables highlight the Company's short-term debt activity as of and for the nine month period ended September 30, 2018.

(Dollars in millions)	September 30, 2018
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.05%
Net available liquidity under revolving credit agreements	$899.7
Balance of cash and cash equivalents	$90.7

(Dollars in millions)	Nine Months Ended September 30, 2018
Average balance of short-term debt	$172.3
Weighted-average interest rate of average balance of short-term debt	2.10%
Maximum month-end balance of short-term debt	$289.0

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

Issuance of New Long-Term Debt

In August 2018, OG&E issued $400.0 million of 3.80 percent senior notes due August 15, 2028. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund the payment of OG&E's $250.0 million of 6.35 percent senior notes that matured on September 1, 2018, to repay short-term debt and to fund ongoing capital expenditures and working capital.

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

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and nine months ended September 30, 2018, Enable made distributions of $35.3 million and $105.9 million to the Company, respectively.

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

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As of September 30, 2018, OG&E has invested $483.5 million in the Dry Scrubbers and $28.4 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of September 30, 2018, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and took effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. Oral argument before the D.C. Circuit U.S. Court of Appeals was held on October 3, 2018.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. The Company complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E by installing activated carbon injection for all five coal units. Nonetheless, there is continuing litigation, to which the Company is not a party, challenging whether the EPA had statutory authority to issue the MATS rule. On October 5, 2018, the EPA submitted to the Office of Management and Budget a revision to the 2012 rule in response to lengthy litigation in the DC Circuit Court. It is unknown what the rule requires at this point; however, the rule will be released for public comment after the Office of Management and Budget process. The Company cannot predict the outcome of the litigation or regulatory proposal or how it will affect the Company.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2018, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. On August 31, 2018, the EPA published a proposed rule to replace the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Company's future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 is expected to be completed in late 2018 to early 2019. More detail regarding the ECP can be found in Note 14 in "Item 1. Financial Statements" under "Pending Regulatory Matters."

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
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. OG&E submitted compliance plans to the State of Oklahoma in April 2015. The Oklahoma Department of Environmental Quality issued final permits on December 22, 2017 and August 22, 2018 for Muskogee Power Plant and Seminole Power Plant, respectively, in compliance with the final 316(b) rule, and OG&E did not incur any material costs associated with the rule's implementation at either location. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation at other facilities following the future issuance of permits from the State of Oklahoma.

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

On December 22, 2017, the 2017 Tax Act was enacted, which reduced the highest marginal U.S. federal corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. In a series of related issuances on March 15, 2018, the FERC revised its policy so that it will no longer permit pipelines organized as master limited partnerships to recover an income tax allowance in their cost-of-service rates, and proposed rules for implementing this revised policy and the corporate income tax rate reduction pursuant to the 2017 Tax Act with respect to natural gas pipeline rates. In July 2018, the FERC denied requests for rehearing of the policy statement relating to recovery of an income tax allowance (although it indicated that a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors' income tax costs). Also in July 2018, the FERC adopted proposed rules that require all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information that will allow the FERC and other stakeholders to evaluate the impacts of the revised policy and the corporate income tax rate reduction on each individual pipeline's rates, and to select one of four options: file a limited Natural Gas Act of 1938 Section 4 filing reducing its rates only as required related to the revised policy and the 2017 Tax Act, commit to filing a general Natural Gas Act of 1938 Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. Enable Gas Transmission, LLC, filed its Form No. 501-G on October 11, 2018 and explained why a reduction to rates is not warranted.

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
4.01
Supplemental Indenture No. 19 dated as of August 15, 2018 between OG&E and BOKF, NA, as trustee. (Filed as Exhibit 4.01 to the Company's Form 8-K filed August 17, 2018 (File No. 1-12579) and incorporated by reference herein).

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

November 7, 2018