Form 10-Q
period 2019-09-30
OGE ENERGY CORP.
filed 2019-11-07
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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

At September 30, 2019, there were 200,176,215 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
OPERATING REVENUES
Revenues from contracts with customers	$739.2	$684.5	$1,717.7	$1,710.1
Other revenues	16.2	14.3	41.4	48.4
Operating revenues	755.4	698.8	1,759.1	1,758.5
COST OF SALES	234.0	244.4	625.3	663.6
OPERATING EXPENSES
Other operation and maintenance	129.8	123.3	368.6	353.2
Depreciation and amortization	94.1	81.1	260.8	240.8
Taxes other than income	23.2	22.7	70.4	69.3
Operating expenses	247.1	227.1	699.8	663.3
OPERATING INCOME	274.3	227.3	434.0	431.6
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	38.3	40.1	104.8	103.3
Allowance for equity funds used during construction	1.0	6.7	3.7	20.0
Other net periodic benefit expense	(1.4)	(0.7)	(8.7)	(10.7)
Other income	4.6	4.1	16.3	14.2
Other expense	(5.5)	(3.4)	(15.6)	(11.1)
Net other income	37.0	46.8	100.5	115.7
INTEREST EXPENSE
Interest on long-term debt	37.5	40.2	101.9	119.5
Allowance for borrowed funds used during construction	(0.6)	(3.3)	(2.2)	(9.8)
Interest on short-term debt and other interest charges	2.7	1.8	10.4	8.5
Interest expense	39.6	38.7	110.1	118.2
INCOME BEFORE TAXES	271.7	235.4	424.4	429.1
INCOME TAX EXPENSE	20.8	30.3	26.2	58.3
NET INCOME	$250.9	$205.1	$398.2	$370.8
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	199.7	200.1	199.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.8	200.6	200.6	200.4
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.25	$1.03	$1.99	$1.86
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.25	$1.02	$1.98	$1.85

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$250.9	$205.1	$398.2	$370.8
Other comprehensive income, net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.3, $0.8 and $0.8, respectively	0.9	0.8	2.6	2.5
Settlement cost, net of tax of $0.3, $1.1, $2.6 and $1.1, respectively	0.8	3.1	7.9	3.1
Postretirement Benefit Plans:
Amortization of prior service credit, net of tax of ($0.2), ($0.1), ($0.4) and ($0.4), respectively	(0.4)	(0.5)	(1.3)	(1.3)
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	(0.1)	—
Other comprehensive loss from unconsolidated affiliates, net of tax of ($0.2), $0.0, ($0.2) and $0.0, respectively	(0.6)	—	(0.6)	—
Other comprehensive income, net of tax	0.7	3.4	8.5	4.3
Comprehensive income	$251.6	$208.5	$406.7	$375.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$398.2	$370.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	260.8	240.8
Deferred income taxes and investment tax credits, net	25.2	63.7
Equity in earnings of unconsolidated affiliates	(104.8)	(103.3)
Distributions from unconsolidated affiliates	107.3	103.3
Allowance for equity funds used during construction	(3.7)	(20.0)
Stock-based compensation expense	10.8	9.7
Regulatory assets	(48.1)	(4.8)
Regulatory liabilities	(32.1)	(3.7)
Other assets	(4.3)	2.1
Other liabilities	5.1	(1.4)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(76.4)	(56.4)
Fuel, materials and supplies inventories	8.0	14.9
Fuel recoveries	(44.8)	37.5
Other current assets	3.4	19.3
Accounts payable	(69.1)	(34.1)
Other current liabilities	(17.5)	73.3
Net cash provided from operating activities	418.0	711.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(476.5)	(413.8)
Investment in unconsolidated affiliates	(5.9)	(1.9)
Return of capital - unconsolidated affiliates	—	2.6
Net cash used in investing activities	(482.4)	(413.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	296.4	396.0
Increase (decrease) in short-term debt	168.8	(168.4)
Payment of long-term debt	(250.0)	(250.0)
Dividends paid on common stock	(221.7)	(199.4)
Cash paid for employee equity-based compensation and expense of common stock	(10.2)	(0.5)
Net cash provided from (used in) financing activities	(16.7)	(222.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(81.1)	76.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94.3	14.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13.2	$90.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13.2	$94.3
Accounts receivable, less reserve of $1.7 and $1.7, respectively	226.6	174.7
Accrued unbilled revenues	87.6	62.6
Income taxes receivable	12.6	9.9
Fuel inventories	43.6	57.6
Materials and supplies, at average cost	93.5	126.7
Fuel clause under recoveries	48.7	2.0
Other	23.3	29.5
Total current assets	549.1	557.3
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,175.9	1,177.5
Other	83.2	73.4
Total other property and investments	1,259.1	1,250.9
PROPERTY, PLANT AND EQUIPMENT
In service	12,662.1	11,994.8
Construction work in progress	125.2	376.4
Total property, plant and equipment	12,787.3	12,371.2
Less: accumulated depreciation	3,826.1	3,727.4
Net property, plant and equipment	8,961.2	8,643.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	304.7	285.8
Other	9.6	10.8
Total deferred charges and other assets	314.3	296.6
TOTAL ASSETS	$11,083.7	$10,748.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$168.8	$—
Accounts payable	159.0	239.3
Dividends payable	77.6	72.9
Customer deposits	82.7	83.6
Accrued taxes	60.7	44.0
Accrued interest	35.7	44.5
Accrued compensation	33.9	47.8
Long-term debt due within one year	—	250.0
Fuel clause over recoveries	2.2	0.3
Other	76.0	87.0
Total current liabilities	696.6	869.4
LONG-TERM DEBT	3,194.7	2,896.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	205.6	225.7
Deferred income taxes	1,362.1	1,310.9
Deferred investment tax credits	7.1	7.2
Regulatory liabilities	1,233.3	1,270.7
Other	198.1	162.7
Total deferred credits and other liabilities	3,006.2	2,977.2
Total liabilities	6,897.5	6,743.5
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,128.3	1,127.7
Retained earnings	3,078.3	2,906.3
Accumulated other comprehensive loss, net of tax	(20.4)	(28.9)
Total stockholders' equity	4,186.2	4,005.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,083.7	$10,748.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2018	199.7	$2.0	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	47.1	—	47.1
Other comprehensive income, net of tax	—	—	—	—	6.8	6.8
Dividends declared on common stock ($0.3650 per share)	—	—	—	(75.6)	—	(75.6)
Stock-based compensation	0.5	—	(7.2)	—	—	(7.2)
Balance at March 31, 2019	200.2	$2.0	$1,118.5	$2,877.8	$(22.1)	$3,976.2
Net income	—	—	—	100.2	—	100.2
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared on common stock ($0.3650 per share)	—	—	—	(73.1)	—	(73.1)
Stock-based compensation	—	—	2.9	—	—	2.9
Balance at June 30, 2019	200.2	$2.0	$1,121.4	$2,904.9	$(21.1)	$4,007.2
Net income	—	—	—	250.9	—	250.9
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.3875 per share)	—	—	—	(77.5)	—	(77.5)
Stock-based compensation	—	—	4.9	—	—	4.9
Balance at September 30, 2019	200.2	$2.0	$1,126.3	$3,078.3	$(20.4)	$4,186.2

Balance at December 31, 2017	199.7	$2.0	$1,112.8	$2,759.5	$(23.2)	$3,851.1
Net income	—	—	—	55.0	—	55.0
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Dividends declared on common stock ($0.3325 per share)	—	—	—	(66.5)	—	(66.5)
Stock-based compensation	—	—	2.3	—	—	2.3
Balance at March 31, 2018	199.7	$2.0	$1,115.1	$2,748.0	$(23.0)	$3,842.1
Net income	—	—	—	110.7	—	110.7
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.3325 per share)	—	—	—	(66.4)	—	(66.4)
Stock-based compensation	—	—	3.0	—	—	3.0
Balance at June 30, 2018	199.7	$2.0	$1,118.1	$2,792.3	$(22.3)	$3,890.1
Net income	—	—	—	205.1	—	205.1
Other comprehensive income, net of tax	—	—	—	—	3.4	3.4
Dividends declared on common stock ($0.3650 per share)	—	—	—	(72.9)	—	(72.9)
Stock-based compensation	—	—	3.9	—	—	3.9
Balance at September 30, 2018	199.7	$2.0	$1,122.0	$2,924.5	$(18.9)	$4,029.6

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2019 and December 31, 2018, the consolidated results of its operations for the three and nine months ended September 30, 2019 and 2018 and its consolidated cash flows for the nine months ended September 30, 2019 and 2018 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2019 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2018 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2019	2018
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$48.7	$2.0
Production tax credit rider over credit (A)	4.6	6.9
Oklahoma demand program rider under recovery (A)	—	6.4
Other (A)	4.4	3.2
Total current regulatory assets	$57.7	$18.5
Non-current:
Benefit obligations regulatory asset	$168.0	$188.2
Deferred storm expenses	64.5	36.5
Sooner Dry Scrubbers	20.8	4.5
Smart Grid	20.2	25.6
Unamortized loss on reacquired debt	10.8	11.4
Arkansas deferred pension expenses	7.8	6.8
Other	12.6	12.8
Total non-current regulatory assets	$304.7	$285.8
REGULATORY LIABILITIES
Current:
Reserve for tax refund and interim surcharge (B)	$21.2	$15.4
SPP cost tracker over recovery (B)	7.3	16.8
Oklahoma demand program rider over recovery (B)	4.8	—
Fuel clause over recoveries	2.2	0.3
Transmission cost recovery rider over recovery (B)	0.7	2.7
Other (B)	3.4	1.4
Total current regulatory liabilities	$39.6	$36.6
Non-current:
Income taxes refundable to customers, net	$912.3	$937.1
Accrued removal obligations, net	313.9	308.1
Pension tracker	1.0	18.7
Other	6.1	6.8
Total non-current regulatory liabilities	$1,233.3	$1,270.7

(A)	Included in Other Current Assets in the Condensed Consolidated Balance Sheets.

(B)	Included in Other Current Liabilities in the Condensed Consolidated Balance Sheets.

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
Investment in Unconsolidated Affiliates

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at September 30, 2019 as presented in Note 13. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the nine months ended September 30, 2019 and 2018. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Prior Service Cost (Credit)	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2018	$(38.8)	$—	$4.6	$5.3	$—	$(28.9)
Other comprehensive income (loss) before reclassifications	—	—	—	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss)	2.6	—	(0.1)	(1.3)	—	1.2
Settlement cost	7.9	—	—	—	—	7.9
Balance at September 30, 2019	$(28.3)	$—	$4.5	$4.0	$(0.6)	$(20.4)

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Prior Service Cost (Credit)	Total
Balance at December 31, 2017	$(32.7)	$—	$2.5	$7.0	$(23.2)
Amounts reclassified from accumulated other comprehensive income (loss)	2.5	—	—	(1.3)	1.2
Settlement cost	3.1	—	—	—	3.1
Balance at September 30, 2018	$(27.1)	$—	$2.5	$5.7	$(18.9)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the three and nine months ended September 30, 2019 and 2018.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(1.2)	$(1.1)	$(3.4)	$(3.3)	(A)
Settlement cost	(1.1)	(4.2)	(10.5)	(4.2)	(A)
	(2.3)	(5.3)	(13.9)	(7.5)	Income Before Taxes
	(0.6)	(1.4)	(3.4)	(1.9)	Income Tax Expense
	$(1.7)	$(3.9)	$(10.5)	$(5.6)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$0.6	$0.6	$1.7	$1.7	(A)
Actuarial gains	—	—	0.1	—	(A)
	0.6	0.6	1.8	1.7	Income Before Taxes
	0.2	0.1	0.4	0.4	Income Tax Expense
	$0.4	$0.5	$1.4	$1.3	Net Income

Total reclassifications for the period, net of tax	$(1.3)	$(3.4)	$(9.1)	$(4.3)	Net Income

(A)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 12 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Accounting Pronouncements

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

Issued Accounting Standards Not Yet Adopted

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Information." The amendments in this update require entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 2019 and will be applied utilizing a modified-retrospective approach. Early adoption is permitted. The Company continues to evaluate the impact of this ASU and does not believe it will have a material effect on its Condensed Consolidated Financial Statements.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company continues to evaluate the impact of this ASU on its Condensed Consolidated Financial Statements.

3.	Revenue Recognition

The following table disaggregates the Company's revenues from contracts with customers by customer classification. The Company's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Residential	$318.9	$281.0	$692.4	$694.6
Commercial	172.9	150.8	383.7	386.6
Industrial	66.8	67.2	172.0	174.6
Oilfield	58.6	52.4	156.9	140.1
Public authorities and street light	65.7	58.7	150.2	151.5
System sales revenues	682.9	610.1	1,555.2	1,547.4
Provision for rate refund	(2.3)	13.5	(2.9)	(6.2)
Integrated market	12.8	16.9	29.8	38.7
Transmission	36.7	33.2	112.6	109.2
Other	9.1	10.8	23.0	21.0
Revenues from contracts with customers	$739.2	$684.5	$1,717.7	$1,710.1

4.	Leases

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

Financial Statement Information and Maturity Analysis of Lease Liabilities

Operating lease cost was $1.5 million and $4.5 million for the three and nine months ended September 30, 2019, respectively. Payments for operating lease obligations were $4.9 million for the year ended December 31, 2018.

The following table presents amounts recognized for operating leases in the Company's 2019 Condensed Consolidated Cash Flow Statement and Balance Sheet and supplemental information related to those amounts recognized, as well as a maturity analysis of the Company's operating lease liabilities.

Nine Months Ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7

(Dollars in millions)	September 30, 2019
Right-of-use assets at period end (A)	$42.0
Operating lease liabilities at period end (B)	$46.8
Operating lease weighted-average remaining lease term (in years)	13.2
Operating lease weighted-average discount rate	3.9%

Future minimum operating lease payments as of: (In millions)	September 30, 2019	December 31, 2018 (C)(D)
2019	$0.8	$22.1
2020	6.2	3.9
2021	5.9	3.5
2022	5.2	2.9
2023	5.1	2.9
Thereafter	37.8	37.6
Total future minimum lease payments	61.0	$72.9
Less: Imputed interest	14.2
Present value of net minimum lease payments	$46.8

(A)	Included in Property, Plant and Equipment in the 2019 Condensed Consolidated Balance Sheet.

(B)	Included in Other Deferred Credits and Other Liabilities in the 2019 Condensed Consolidated Balance Sheet.

(C)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases."

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
At September 30, 2019, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On September 30, 2019, Enable's common unit price closed at $12.03. The Company recorded equity in earnings of unconsolidated affiliates of $38.3 million and $40.1 million for the three months ended September 30, 2019 and 2018, respectively, and $104.8 million and $103.3 million for the nine months ended September 30, 2019 and 2018, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable. The basis difference is being amortized, beginning in 2013, over the average life of the assets to which the basis difference is attributed, which is approximately 30 years. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition.

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

	September 30,	December 31,
Balance Sheet	2019	2018
(In millions)
Current assets	$417	$449
Non-current assets	$12,018	$11,995
Current liabilities	$819	$1,615
Non-current liabilities	$4,076	$3,211

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2019	2018	2019	2018
(In millions)
Total revenues	$699	$928	$2,229	$2,481
Cost of natural gas and NGLs	$263	$516	$958	$1,335
Operating income	$175	$171	$507	$436
Net income	$123	$129	$351	$320

The following table reconciles the Company's equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Enable net income	$123.0	$129.0	$351.0	$320.0
Differences due to timing of OGE Energy and Enable accounting close	—	—	0.1	—
Enable net income used to calculate OGE Energy's equity in earnings	$123.0	$129.0	$351.1	$320.0
OGE Energy's percent ownership at period end	25.5%	25.6%	25.5%	25.6%
OGE Energy's portion of Enable net income	$31.2	$33.0	$89.4	$82.0
Amortization of basis difference and dilution recognition (A)	7.1	7.1	15.4	21.3
Equity in earnings of unconsolidated affiliates	$38.3	$40.1	$104.8	$103.3

(A) Includes loss on dilution, net of proportional basis difference recognition.

The following table reconciles the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2018 to September 30, 2019.

(In millions)
Basis difference at December 31, 2018	$680.3
Amortization of basis difference (A)	(20.5)
Basis difference at September 30, 2019	$659.8
(A) Includes proportional basis difference recognition due to dilution.

On November 5, 2019, Enable announced a quarterly dividend distribution of $0.33050 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $36.7 million and $35.3 million during the three months ended September 30, 2019 and 2018, respectively, and $107.3 million and $105.9 million during the nine months ended September 30, 2019 and 2018, respectively.

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

The Company and Enable

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.1 million and $0.2 million during the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable's operations. As of September 30, 2019, 83 employees that participate in the Company's defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $3.6 million and $5.3 million during the three months ended September 30, 2019 and 2018, respectively, and $20.0 million and $22.1 million during the nine months ended September 30, 2019 and 2018, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the

Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by $10.9 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $0.9 million as of September 30, 2019 and $1.7 million as of December 31, 2018, which are included in Accounts Receivable in the Company's Condensed Consolidated Balance Sheets.

OG&E and Enable

As discussed in the Company's 2018 Form 10-K, Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Operating revenues:
Electricity to power electric compression assets	$4.5	$4.7	$12.1	$12.2
Cost of sales:
Natural gas transportation services	$9.4	$8.8	$33.5	$26.3
Natural gas (sales) purchases	$(1.1)	$0.1	$(5.4)	$2.6

6.	Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. The following table summarizes the carrying amount and fair value of the Company's financial instruments at September 30, 2019 and December 31, 2018, as well as the classification level within the fair value hierarchy.

	September 30,		December 31,
	2019		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,049.7	$3,580.0	$3,001.9	$3,178.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.6	$10.3	$9.6	$8.7	Level 3

7.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2019 and 2018 related to the Company's performance units and restricted stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Performance units:
Total shareholder return	$2.3	$2.0	$6.8	$6.1
Earnings per share	2.3	1.9	3.2	3.6
Total performance units	4.6	3.9	10.0	9.7
Restricted stock	0.3	—	0.8	—
Total compensation expense	$4.9	$3.9	$10.8	$9.7
Income tax benefit	$1.3	$1.0	$2.8	$2.5

During the three and nine months ended September 30, 2019, the Company issued an immaterial number of shares and 443,900 shares, respectively, of new common stock pursuant to the Company's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

8.	Income Taxes

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2016 or state and local tax examinations by tax authorities for years prior to 2015. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. OG&E earns both federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce the Company's effective tax rate.

9.	Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2019	2018	2019	2018
Net income	$250.9	$205.1	$398.2	$370.8
Average common shares outstanding:
Basic average common shares outstanding	200.2	199.7	200.1	199.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.9	0.5	0.7
Diluted average common shares outstanding	200.8	200.6	200.6	200.4
Basic earnings per average common share	$1.25	$1.03	$1.99	$1.86
Diluted earnings per average common share	$1.25	$1.02	$1.98	$1.85
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

10.	Long-Term Debt

At September 30, 2019, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
1.30%	-	2.50%	Garfield Industrial Authority, January 1, 2025	$47.0
1.34%	-	2.35%	Muskogee Industrial Authority, January 1, 2025	32.4
1.36%	-	2.48%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. As of September 30, 2019, the Company had $168.8 million of short-term debt as compared to no short-term debt at December 31, 2018. The following table provides information regarding the Company's revolving credit agreements at September 30, 2019.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$168.8	2.31%	(D)	March 8, 2023
OG&E (C)	450.0	0.3	1.15%	(D)	March 8, 2023
Total	$900.0	$169.1	2.30%

(A)	Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2019.

(B)	This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(C)	This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.

(D)	Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

12.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first nine months of 2019, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Company recording pension settlement charges of $23.8 million. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$3.4	$3.6	$9.7	$11.1	$0.1	$0.1	$0.3	$0.3
Interest cost	4.6	6.1	15.5	17.8	0.1	0.1	0.3	0.3
Expected return on plan assets	(9.5)	(10.7)	(27.1)	(33.0)	—	—	—	—
Amortization of net loss	4.4	3.9	13.0	12.2	0.1	0.1	0.3	0.5
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	0.1	—	0.1
Settlement cost	2.8	12.2	23.4	12.2	0.4	0.6	0.4	0.6
Total net periodic benefit cost	5.7	15.1	34.5	20.3	0.7	1.0	1.3	1.8
Less: Amount paid by unconsolidated affiliates	0.5	0.7	2.2	1.9	0.1	0.1	0.1	0.1
Net periodic benefit cost	$5.2	$14.4	$32.3	$18.4	$0.6	$0.9	$1.2	$1.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost amounts presented in the above table for the three and nine months ended September 30, 2019 and 2018, the Company also recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.5	$—	$(0.2)	$7.8
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$2.3	$10.5	$14.0	$10.5
Arkansas jurisdiction (A)	$0.2	$1.0	$1.3	$1.0

(A)	Included in the Pension tracker regulatory liability for the Oklahoma jurisdiction and in the deferred pension expenses regulatory asset for the Arkansas jurisdiction (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Service cost	$0.1	$—	$0.2	$0.2
Interest cost	1.2	1.5	4.2	4.1
Expected return on plan assets	(0.5)	(0.5)	(1.4)	(1.5)
Amortization of net loss	0.5	1.0	1.5	2.9
Amortization of unrecognized prior service cost (A)	(2.1)	(2.1)	(6.3)	(6.3)
Total net periodic benefit cost	(0.8)	(0.1)	(1.8)	(0.6)
Less: Amount paid by unconsolidated affiliates	(0.2)	(0.2)	(0.5)	(0.4)
Net periodic benefit cost	$(0.6)	$0.1	$(1.3)	$(0.2)

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit income and cost amounts presented in the above table for the three and nine months ended September 30, 2019 and 2018, the Company also recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.1	$0.1	$0.9	$4.3

(A)	Included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Capitalized portion of net periodic pension benefit cost	$0.9	$0.9	$2.7	$2.8
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$0.1	$0.1

Pension Plan Funding

In August 2019, the Company contributed $20.0 million to its Pension Plan. No additional contributions are expected in 2019.

13.	Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$755.4	$—	$—	$—	$755.4
Cost of sales	234.0	—	—	—	234.0
Other operation and maintenance	130.0	0.6	(0.8)	—	129.8
Depreciation and amortization	94.1	—	—	—	94.1
Taxes other than income	22.3	0.1	0.8	—	23.2
Operating income (loss)	275.0	(0.7)	—	—	274.3
Equity in earnings of unconsolidated affiliates	—	38.3	—	—	38.3
Other income (expense)	(0.1)	(0.6)	0.6	(1.2)	(1.3)
Interest expense	38.0	—	2.8	(1.2)	39.6
Income tax expense	9.7	8.5	2.6	—	20.8
Net income (loss)	$227.2	$28.5	$(4.8)	$—	$250.9
Investment in unconsolidated affiliates	$—	$1,159.1	$16.8	$—	$1,175.9
Total assets	$10,019.7	$1,161.5	$108.3	$(205.8)	$11,083.7

Three Months Ended September 30, 2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$698.8	$—	$—	$—	$698.8
Cost of sales	244.4	—	—	—	244.4
Other operation and maintenance	121.1	0.5	1.7	—	123.3
Depreciation and amortization	81.1	—	—	—	81.1
Taxes other than income	21.9	0.1	0.7	—	22.7
Operating income (loss)	230.3	(0.6)	(2.4)	—	227.3
Equity in earnings of unconsolidated affiliates	—	40.1	—	—	40.1
Other income (expense)	10.2	(1.2)	(0.3)	(2.0)	6.7
Interest expense	37.8	—	2.9	(2.0)	38.7
Income tax expense	18.8	9.9	1.6	—	30.3
Net income (loss)	$183.9	$28.4	$(7.2)	$—	$205.1
Investment in unconsolidated affiliates	$—	$1,150.3	$10.3	$—	$1,160.6
Total assets	$9,652.0	$1,153.9	$184.0	$(286.9)	$10,703.0

Nine Months Ended September 30, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,759.1	$—	$—	$—	$1,759.1
Cost of sales	625.3	—	—	—	625.3
Other operation and maintenance	370.3	1.3	(3.0)	—	368.6
Depreciation and amortization	260.8	—	—	—	260.8
Taxes other than income	66.8	0.4	3.2	—	70.4
Operating income (loss)	435.9	(1.7)	(0.2)	—	434.0
Equity in earnings of unconsolidated affiliates	—	104.8	—	—	104.8
Other income (expense)	4.0	(8.4)	2.3	(2.2)	(4.3)
Interest expense	103.7	—	8.6	(2.2)	110.1
Income tax expense (benefit)	14.9	18.0	(6.7)	—	26.2
Net income	$321.3	$76.7	$0.2	$—	$398.2
Investment in unconsolidated affiliates	$—	$1,159.1	$16.8	$—	$1,175.9
Total assets	$10,019.7	$1,161.5	$108.3	$(205.8)	$11,083.7

Nine Months Ended September 30, 2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,758.5	$—	$—	$—	$1,758.5
Cost of sales	663.6	—	—	—	663.6
Other operation and maintenance	352.2	1.1	(0.1)	—	353.2
Depreciation and amortization	240.8	—	—	—	240.8
Taxes other than income	66.2	0.5	2.6	—	69.3
Operating income (loss)	435.7	(1.6)	(2.5)	—	431.6
Equity in earnings of unconsolidated affiliates	—	103.3	—	—	103.3
Other income (expense)	18.7	(1.2)	(1.6)	(3.5)	12.4
Interest expense	114.3	—	7.4	(3.5)	118.2
Income tax expense (benefit)	32.9	26.4	(1.0)	—	58.3
Net income (loss)	$307.2	$74.1	$(10.5)	$—	$370.8
Investment in unconsolidated affiliates	$—	$1,150.3	$10.3	$—	$1,160.6
Total assets	$9,652.0	$1,153.9	$184.0	$(286.9)	$10,703.0

14.	Commitments and Contingencies

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

Public Utility Regulatory Policy Act of 1978

As previously disclosed in the Company's 2018 Form 10-K, OG&E had a QF contract with AES which expired on January 15, 2019 and a QF contract with Oklahoma Cogeneration LLC which expired on August 31, 2019. For the 320 MW AES QF contract and the 120 MW Oklahoma Cogeneration LLC QF contract, OG&E purchased 100 percent of the electricity generated by the QFs.

In December 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. In May 2019, OG&E received the necessary approval from the OCC and the FERC and conditional approval from the APSC to acquire both plants. In May 2019, OG&E acquired the power plant from AES, and in August 2019, OG&E acquired the plant from Oklahoma Cogeneration LLC. In August 2019, OG&E received final approval from the APSC to acquire both plants. Further discussion can be found in Note 15.

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

Approval for Acquisition of Existing Power Plants

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW capacity coal- and natural gas-fired plant from AES and a 146 MW capacity natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019 for $53.5 million. The purchase of these assets replaces capacity provided by purchased power contracts that expired in 2019 and helps OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing sought approval of a rider mechanism to collect costs associated with the purchase of these generating facilities. On May 13, 2019, the OCC approved OG&E's acquisition of both plants, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes.

On January 23, 2019, OG&E filed an application for Federal Power Act Section 203 approval with a request for expedited consideration. This application requested FERC's prior authorization to acquire the AES and Oklahoma Cogeneration LLC plants. On May 22, 2019, OG&E received authorization from the FERC to acquire both plants.

On April 24, 2019, OG&E filed an application with the APSC requesting approval of the acquisition, as well as depreciation rates, of the AES and Oklahoma Cogeneration LLC plants, and on May 8, 2019, OG&E received conditional approval for the purchase of the generating facilities. On August 30, 2019, the APSC issued an order approving issues regarding depreciation rates and prudence of action associated with the acquisitions. Issues regarding prudence of cost will be reviewed in OG&E's 2019 Formula Rate Plan filing.

In May 2019, OG&E completed the acquisition of the power plant from AES and placed it into service, which is now named the River Valley power plant. In August 2019, OG&E completed the acquisition of the power plant from Oklahoma Cogeneration LLC and placed it into service, which is now named the Frontier power plant.

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

Oklahoma Rate Review Filing - December 2018

In December 2018, OG&E filed a general rate review with the OCC, requesting a rate increase of $77.6 million per year to recover its investment in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas, to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans.

On May 24, 2019, OG&E entered into a non-unanimous joint stipulation and settlement agreement with the OCC staff, the Attorney General's Office of Oklahoma, the Oklahoma Industrial Energy Consumers and certain other parties associated with the requested rate increase. The filing was further amended on May 30, 2019 to include Oklahoma Association of Electric Cooperatives as a settling party. Under the terms of the settlement agreement, OG&E would receive full recovery of its environmental investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. Base rates would not change as a result of the settlement agreement due to the reduction of costs related to cogeneration contracts and the acceleration of unprotected deferred tax savings over a 10-year period. Further, OG&E's current depreciation rates and return on equity of 9.5 percent for purposes of calculating the allowance for funds used during construction and OG&E's various recovery riders that include a full return component would remain unchanged.

On July 1, 2019, OG&E implemented interim rates, which were subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate review. On September 19, 2019, the OCC issued a final order which approved the settlement agreement.

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

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. In May 2019, all parties agreed to a settlement which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. While pending approval by the FERC, rates are currently being applied by the SPP pursuant to the terms of the settlement agreement.

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

The Company cannot predict the outcome of this proceeding based on currently available information, and as of September 30, 2019 and at present time, the Company has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Company would be impacted by $5.0 million in expense that initially benefited the Company in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

Fuel Adjustment Clause Review for Calendar Year 2018

In June 2019, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2018, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing on the merits is scheduled for November 14, 2019.

APSC - Environmental Compliance Plan Rider

On May 31, 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits is scheduled for December 17, 2019.

Arkansas Formula Rate Plan Filing

On October 1, 2019, OG&E filed its second evaluation report under its Formula Rate Plan, requesting a $5.9 million revenue increase. If approved, new rates will be effective April 1, 2020.

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

Summary of Operating Results
Three Months Ended September 30, 2019 as compared to Three Months Ended September 30, 2018

Net income was $250.9 million, or $1.25 per diluted share, during the three months ended September 30, 2019 as compared to $205.1 million, or $1.02 per diluted share, during the same period in 2018. The increase in net income of $45.8 million, or $0.23 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $43.3 million, or $0.21 per diluted share of the Company's common stock, was primarily due to higher gross margin (driven primarily by favorable weather and the expiration of the cogeneration credit rider) and lower income tax expense. This increase was partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher other operation and maintenance expense and lower allowance for funds used during construction due to certain environmental projects being completed and placed into service.

•
A decrease in net loss of other operations of $2.4 million, or $0.02 per diluted share of the Company's common stock, was primarily due to lower other operation and maintenance expense and higher other income, partially offset by higher income tax expense.

•	An increase in net income at OGE Holdings of $0.1 million was primarily due to lower income tax expense offset by lower equity in earnings of Enable.

Nine Months Ended September 30, 2019 as compared to Nine Months Ended September 30, 2018

Net income was $398.2 million, or $1.98 per diluted share, during the nine months ended September 30, 2019 as compared to $370.8 million, or $1.85 per diluted share, during the same period in 2018. The increase in net income of $27.4 million, or $0.13 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $14.1 million, or $0.07 per diluted share of the Company's common stock, was primarily due to higher gross margin (driven primarily by favorable weather and the expiration of the cogeneration credit rider), lower income tax expense and lower interest expense. This increase was partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher other operation and maintenance expense and lower allowance for funds used during construction due to certain environmental projects being completed and placed into service.

•
An increase in net income of other operations of $10.7 million, or $0.05 per diluted share of the Company's common stock, was primarily due to higher income tax benefit related to higher stock-based compensation payouts in 2019, higher other income and lower other operation and maintenance expense, partially offset by higher interest expense.

•
An increase in net income at OGE Holdings of $2.6 million, or $0.01 per diluted share of the Company's common stock, was primarily due to lower income tax expense, which was driven by favorable federal and state deferred tax adjustments, and higher equity in earnings of Enable, partially offset by higher other expense due to higher pension settlement charges for seconded Enable employees.

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

Approval for Acquisition of Existing Power Plants

In May 2019, OG&E received approval from both the OCC and the FERC to acquire plants from AES and Oklahoma Cogeneration LLC. The OCC approved OG&E's acquisition price of $53.5 million, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes. In August 2019, the APSC issued an order approving issues regarding depreciation rates and prudence of action associated with the acquisitions. Issues regarding prudence of cost will be reviewed in OG&E's 2019 Formula Rate Plan filing.

OG&E completed the acquisition of the power plant from AES and placed it into service in May 2019, which is now named the River Valley power plant. OG&E completed the acquisition of the power plant from Oklahoma Cogeneration LLC and placed it into service in August 2019, which is now named the Frontier power plant.

FERC - Section 206 Filing

In May 2019, OG&E and the Oklahoma Municipal Power Authority agreed to a settlement regarding OG&E's formula transmission rates under the SPP Open Access Transmission Tariff which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. While pending approval by the FERC, rates are currently being applied by the SPP pursuant to the terms of the settlement agreement.

Oklahoma Rate Review Filing - December 2018

In May 2019, OG&E entered into a non-unanimous joint stipulation and settlement agreement regarding OG&E's general rate review request with the OCC staff, the Attorney General's Office of Oklahoma and certain other parties associated with the requested rate increase. Under the terms of the settlement agreement, OG&E would receive full recovery of its environmental investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. Base rates would not change as a result of the settlement agreement due to the reduction of costs related to cogeneration contracts and the acceleration of unprotected deferred tax savings over a 10-year period. Further, OG&E's current depreciation rates and return on equity of 9.5 percent for purposes of calculating the allowance for funds used during construction and OG&E's various recovery riders that include a full return component would remain unchanged.

In July 2019, OG&E implemented interim rates, which were subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate review. In September 2019, the OCC issued a final order which approved the settlement agreement.

APSC - Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits is scheduled for December 17, 2019.

Arkansas Formula Rate Plan Filing

On October 1, 2019, OG&E filed its second evaluation report under its Formula Rate Plan, requesting a $5.9 million revenue increase. If approved, new rates will be effective April 1, 2020.

2019 Outlook

The Company is updating its outlook for 2019 earnings and, as described below, is increasing projected earnings at OG&E and consolidated OGE. Key assumptions for 2019 include:

OG&E

The Company projects OG&E to earn approximately $349 million to $357 million, or $1.74 to $1.78 per average diluted share, which is an increase from the previously issued guidance of net income between $311 million and $325 million, or $1.55 to $1.62 per average diluted share, in 2019. The earnings guidance is based on the following updated assumptions:

•	gross margin on revenues of approximately $1.446 billion to $1.449 billion and assumes normal weather for the remainder of the year;

•	operating expenses of approximately $935 million to $939 million, with operation and maintenance expenses approximately 53 percent of the total;

•	net interest expense of approximately $140 million to $142 million which assumes a $2.5 million allowance for borrowed funds used during construction reduction to interest expense; and

•	an effective tax rate of approximately 5.4 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Holdings

The projected earnings contribution from the Company's ownership interest in Enable for 2019 is unchanged and remains at the low end of the previously issued earnings guidance of approximately $104 million to $117 million, or $0.52 to $0.58 per average diluted share. Cash distributions for common units are expected to increase from approximately $140 million to approximately $145 million for 2019 due to the increase in the quarterly common unit distribution rate in August 2019.

Consolidated OGE

The Company's 2019 earnings guidance is between approximately $449 million and $461 million of net income, or $2.24 to $2.30 per average diluted share, which is an increase from the previously issued guidance of net income between $412 million and $442 million, or $2.05 to $2.20 per average diluted share. The earnings guidance is based on the following assumptions:

•	approximately 201 million average diluted shares outstanding;

•	an effective tax rate of approximately 7 percent; and

•	a $0.00 to ($0.02) or up to $4 million loss at OGE Energy due to interest expense, which is unchanged from previously issued guidance.

OG&E's Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2019 and 2018, see "OG&E (Electric Utility) Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2019 Outlook.

(In millions)	Twelve Months Ended December 31, 2019 (A)
Operating revenues	$2,139
Cost of sales	691
Gross margin	$1,448
(A) Based on the midpoint of OG&E earnings guidance for 2019.

Enable's Non-GAAP Financial Measures

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2019 and 2018, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 and the Company's consolidated financial position at September 30, 2019. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2019	2018	2019	2018
Net income	$250.9	$205.1	$398.2	$370.8
Basic average common shares outstanding	200.2	199.7	200.1	199.7
Diluted average common shares outstanding	200.8	200.6	200.6	200.4
Basic earnings per average common share	$1.25	$1.03	$1.99	$1.86
Diluted earnings per average common share	$1.25	$1.02	$1.98	$1.85
Dividends declared per common share	$0.38750	$0.36500	$1.11750	$1.03000

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net income:
OG&E (Electric Utility)	$227.2	$183.9	$321.3	$307.2
OGE Holdings (Natural Gas Midstream Operations)	28.5	28.4	76.7	74.1
Other operations (A)	(4.8)	(7.2)	0.2	(10.5)
Consolidated net income	$250.9	$205.1	$398.2	$370.8

(A)	Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Operating revenues	$755.4	$698.8	$1,759.1	$1,758.5
Cost of sales	234.0	244.4	625.3	663.6
Other operation and maintenance	130.0	121.1	370.3	352.2
Depreciation and amortization	94.1	81.1	260.8	240.8
Taxes other than income	22.3	21.9	66.8	66.2
Operating income	275.0	230.3	435.9	435.7
Allowance for equity funds used during construction	1.0	6.7	3.7	20.0
Other net periodic benefit income (expense)	(0.7)	0.5	(0.3)	(9.5)
Other income	2.0	3.6	4.5	10.2
Other expense	2.4	0.6	3.9	2.0
Interest expense	38.0	37.8	103.7	114.3
Income tax expense	9.7	18.8	14.9	32.9
Net income	$227.2	$183.9	$321.3	$307.2
Operating revenues by classification:
Residential	$328.0	$286.4	$710.0	$714.7
Commercial	176.6	156.0	396.7	402.6
Industrial	68.1	68.6	176.0	179.0
Oilfield	59.4	53.0	159.5	142.5
Public authorities and street light	67.0	60.4	154.3	156.9
Sales for resale	—	—	0.1	0.1
System sales revenues	699.1	624.4	1,596.6	1,595.8
Provision for rate refund	(2.3)	13.5	(2.9)	(6.2)
Integrated market	12.8	16.9	29.8	38.7
Transmission	36.7	33.2	112.6	109.2
Other	9.1	10.8	23.0	21.0
Total operating revenues	$755.4	$698.8	$1,759.1	$1,758.5
Reconciliation of gross margin to revenue:
Operating revenues	$755.4	$698.8	$1,759.1	$1,758.5
Cost of sales	234.0	244.4	625.3	663.6
Gross margin	$521.4	$454.4	$1,133.8	$1,094.9
MWh sales by classification (In millions)
Residential	3.2	2.9	7.6	7.6
Commercial	2.1	1.9	5.1	5.1
Industrial	1.2	1.2	3.4	3.4
Oilfield	1.2	1.1	3.5	3.1
Public authorities and street light	1.0	0.9	2.4	2.4
System sales	8.7	8.0	22.0	21.6
Integrated market	0.3	0.5	0.9	1.1
Total sales	9.0	8.5	22.9	22.7
Number of customers	855,904	846,817	855,904	846,817
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	1.943	2.158	2.234	2.328
Coal	2.025	2.046	2.005	2.035
Total fuel	1.857	2.029	2.002	2.046
Total fuel and purchased power	2.528	2.730	2.616	2.791
Degree days (A)
Heating - Actual	—	12	2,277	2,220
Heating - Normal	19	19	2,023	2,020
Cooling - Actual	1,477	1,265	1,958	2,051
Cooling - Normal	1,382	1,380	2,021	2,018

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

OG&E's net income increased $43.3 million, or 23.5 percent, and $14.1 million, or 4.6 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Primary drivers of the increases in net income are further discussed below.
Gross margin increased $67.0 million, or 14.7 percent, and $38.9 million, or 3.6 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Weather (price and quantity) (A)	$36.3	$15.5
Price variance (B)	26.3	12.1
New customer growth	3.9	8.6
Other	0.5	2.7
Change in gross margin	$67.0	$38.9

(A)
Increased primarily due to a 17 percent increase in cooling degree days for the three months ended September 30, 2019. While total cooling degree days did not increase for the nine months ended September 30, 2019, cooling degree days were higher for certain summer months during the period, which resulted in favorable weather impacts.

(B)	Increased primarily due to the expiration of the cogeneration credit rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $10.4 million, or 4.3 percent, and $38.3 million, or 5.8 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(16.0)	$(28.9)	(12.5)%	(9.7)%
Purchased power costs:
Purchases from SPP (B)	31.3	64.3	60.7%	37.1%
Cogeneration (C)	(27.1)	(66.4)	(90.1)%	(81.9)%
Wind (D)	2.7	(5.0)	24.3%	(11.0)%
Other	0.2	0.2	3.1%	3.0%
Transmission expense (E)	(1.5)	(2.5)	(8.2)%	(4.4)%
Change in cost of sales	$(10.4)	$(38.3)

(A)	Decreased primarily due to lower fuel costs related to the generating assets utilized during the three and nine months ended September 30, 2019.

(B)	Increased primarily due to a 59.7 percent and 37.1 percent increase in MWhs purchased for the three and nine months ended September 30, 2019, respectively.

(C)
Decreased primarily due to the expiration of the AES cogeneration contract in January 2019 and the Oklahoma Cogeneration LLC contract in August 2019, as discussed in Note 14 within "Item 1. Financial Statements."

(D)
Increased due to a 9.6 percent increase in MWs purchased during the three months ended September 30, 2019. Decreased due to a 20.8 percent decrease in MWs purchased during the nine months ended September 30, 2019.

(E)	Decreased primarily due to lower SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $8.9 million, or 7.3 percent, and $18.1 million, or 5.1 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
New expenses related to River Valley power plant (A)	$5.6	$7.0	*	*
Contract technical and construction services (B)	4.5	11.9	50.0%	43.3%
Other	(1.2)	(0.8)	(1.1)%	—%
Change in other operation and maintenance expense	$8.9	$18.1
* Not applicable, as prior year expenses were zero.

(A)	Additional other operation and maintenance expenses are primarily recovered through a rider mechanism.

(B)	Increased primarily due to additional maintenance work at power plants.

Depreciation and amortization expense increased $13.0 million, or 16.0 percent, and $20.0 million, or 8.3 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to additional assets being placed into service.

Allowance for equity funds used during construction decreased $5.7 million, or 85.1 percent, and $16.3 million, or 81.5 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $9.2 million, or 96.8 percent, during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to lower pension costs reflected in base rates as a result of the June 2018 Oklahoma rate review settlement.

Other income decreased $1.6 million, or 44.4 percent, and $5.7 million, or 55.9 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction.

Interest on long-term debt decreased $2.7 million, or 6.7 percent, and $17.6 million, or 14.7 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the timing of higher interest rate debt maturing and being replaced with lower interest rate debt and due to the deferral of interest expense for the Sooner Dry Scrubbers to a regulatory asset, as disclosed in Note 1 within "Item 1. Financial Statements."

Allowance for borrowed funds used during construction decreased $2.7 million, or 81.8 percent, and $7.6 million, or 77.6 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $9.1 million, or 48.4 percent, and $18.0 million, or 54.7 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The decrease during the three months ended September 30, 2019 was primarily due to higher tax credits and an increase in the amortization of net refundable deferred taxes, partially offset by higher pretax income. The decrease during the nine months ended September 30, 2019 was primarily due to an increase in the amortization of net refundable deferred taxes, higher tax credits and lower pretax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	0.6	0.5	1.3	1.1
Taxes other than income	0.1	0.1	0.4	0.5
Operating loss	(0.7)	(0.6)	(1.7)	(1.6)
Equity in earnings of unconsolidated affiliates	38.3	40.1	104.8	103.3
Other expense	0.6	1.2	8.4	1.2
Income before taxes	37.0	38.3	94.7	100.5
Income tax expense	8.5	9.9	18.0	26.4
Net income attributable to OGE Holdings	$28.5	$28.4	$76.7	$74.1

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

The following table reconciles the Company's equity in earnings of its unconsolidated affiliates for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Enable net income	$123.0	$129.0	$351.0	$320.0
Differences due to timing of OGE Energy and Enable accounting close	—	—	0.1	—
Enable net income used to calculate OGE Energy's equity in earnings	$123.0	$129.0	$351.1	$320.0
OGE Energy's percent ownership at period end	25.5%	25.6%	25.5%	25.6%
OGE Energy's portion of Enable net income	$31.2	$33.0	$89.4	$82.0
Amortization of basis difference and dilution recognition (A)	7.1	7.1	15.4	21.3
Equity in earnings of unconsolidated affiliates	$38.3	$40.1	$104.8	$103.3
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

The following table reconciles the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2018 to September 30, 2019.

(In millions)
Basis difference at December 31, 2018	$680.3
Amortization of basis difference (A)	(20.5)
Basis difference at September 30, 2019	$659.8
(A) Includes proportional basis difference recognition due to dilution.

Enable Results of Operations and Operating Data

The following table presents summarized financial information of Enable for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Reconciliation of gross margin to revenue:
Total revenues	$699	$928	$2,229	$2,481
Cost of natural gas and NGLs	263	516	958	1,335
Gross margin	$436	$412	$1,271	$1,146
Operating income	$175	$171	$507	$436
Net income	$123	$129	$351	$320

The following table presents Enable's operating data for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Natural gas gathered volumes - TBtu/d	4.47	4.61	4.54	4.44
Transported volumes - TBtu/d	5.97	5.40	6.22	5.49
Natural gas processed volumes - TBtu/d (A)	2.49	2.50	2.52	2.35
NGLs sold - MBbl/d (B)(C)	118.29	146.29	131.49	130.18
Crude oil and condensate gathered volumes - MBbl/d	132.99	31.87	120.17	29.11

(A)	Includes volumes under third-party processing arrangements.

(B)	Excludes condensate.

(C)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' income before taxes decreased $1.3 million for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to a decrease in equity in earnings of Enable of $1.8 million, partially offset by a decrease in other expense. OGE Holdings' income before taxes decreased $5.8 million for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to an increase in other expense of $7.2 million driven by higher pension settlement charges for seconded Enable employees, partially offset by an increase in equity in earnings of Enable of $1.5 million. The following table presents summarized information regarding Enable's income statement changes for the three and nine months ended September 30, 2019, compared to the same periods in 2018, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The changes in the Company's equity in earnings of Enable were primarily due to the following:

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$24.0	$6.1	$125.0	$31.9
Operation and maintenance, General and administrative	$10.0	$(2.6)	$19.0	$(4.8)
Depreciation and amortization	$8.0	$(2.0)	$31.0	$(7.9)
Taxes other than income tax	$2.0	$(0.5)	$4.0	$(1.0)
Interest expense	$8.0	$(2.0)	$33.0	$(8.4)

Enable's gathering and processing business segment reported an increase in operating income of $6.0 million and $68.0 million for the three and nine months ended September 30, 2019, respectively. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three and nine months ended September 30, 2019, compared to the same periods in 2018, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in Enable's gathering and processing business segment operating income was primarily due to the following:

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$19.0	$4.8	$116.0	$29.6
Depreciation and amortization	$11.0	$(2.8)	$38.0	$(9.7)
Operating and maintenance, General and administrative	$1.0	$(0.3)	$8.0	$(2.0)
Taxes other than income tax	$1.0	$(0.3)	$2.0	$(0.5)

Gathering and processing gross margin during the three months ended September 30, 2019 increased primarily due to: (i) an increase in changes in the fair value and realized gains of natural gas, condensate and NGLs derivatives; (ii) an increase in crude oil, condensate and produced water gathering revenues due to an increase related to a 2018 gathering system acquisition and an increase in volumes in the Williston Basin, partially offset by lower average rates; (iii) an increase in natural gas gathering fees due to higher fees in the Anadarko Basin, partially offset by lower gathered volumes and lower shortfall payments associated with the expiration of minimum volume commitments in the Arkoma Basin; and (iv) an increase in revenues from natural gas sales less the cost of natural gas due to lower operational gas purchases, partially offset by lower average natural gas sales prices. These increases were partially offset by a decrease in processing service fees due to lower processing arrangement consideration received due to a decrease in the average realized price and a decrease in revenues from NGLs sales less the cost of NGLs due to lower average realized sales prices and lower processed volumes.

Gathering and processing gross margin during the nine months ended September 30, 2019 increased primarily due to: (i) an increase in natural gas gathering fees due to higher fees and gathered volumes in the Anadarko Basin, partially offset by lower gathered volumes and lower shortfall payments associated with the expiration of minimum volume commitments in the Arkoma Basin; (ii) an increase in crude oil, condensate and produced water gathering revenues due to an increase related to a 2018 gathering system acquisition and an increase in volumes in the Williston Basin, partially offset by lower average rates; (iii) an increase due to the changes in the fair value and realized gains of natural gas, condensate and NGLs derivatives; and (iv) an increase in intercompany management fees. These increases were partially offset by (i) a decrease in processing service fees due to lower processing arrangement consideration received due to a decrease in the average realized price, partially offset by higher processed volumes in the Anadarko and Ark-La-Tex Basins; (ii) a decrease in revenues from NGLs sales less the cost of NGLs due to lower average sales prices, partially offset by higher processed volumes; and (iii) a decrease in revenues from natural gas sales less the cost of natural gas due to lower average natural gas sales prices, partially offset by higher sales volumes.

Enable's transportation and storage business segment reported a decrease of $4.0 million and an increase of $3.0 million in operating income during the three and nine months ended September 30, 2019, respectively. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three and nine months ended September 30, 2019, compared to the same periods in 2018, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The changes in transportation and storage business segment operating income were primarily due to the following:

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$3.0	$0.8	$9.0	$2.3
Depreciation and amortization	$(3.0)	$0.8	$11.0	$(2.8)
Operation and maintenance, General and administrative	$9.0	$(2.3)	$(7.0)	$1.8
Taxes other than income taxes	$1.0	$(0.3)	$2.0	$(0.5)

Transportation and storage gross margin during the three months ended September 30, 2019 increased primarily due to an increase in firm transportation and storage services due to new transportation contracts and an increase in volume-dependent transportation revenues due to an increase in off-system transportation due to new contracts. These increases were partially offset by a decrease in system management activities and a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGL prices, partially offset by higher volumes.

Transportation and storage gross margin during the nine months ended September 30, 2019 increased primarily due to an increase in firm transportation and storage services due to new transportation contracts and an increase in changes in the fair value of natural gas derivatives. These increases were partially offset by: (i) a decrease in system management activities; (ii) an increase in realized losses on natural gas derivatives; (iii) a decrease in storage primarily due to a lower of cost or net realizable value adjustment on natural gas inventory; and (iv) a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGLs prices, partially offset by an increase in volumes.

Income tax expense decreased $1.4 million, or 14.1 percent, and $8.4 million, or 31.8 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The decrease during the three months ended September 30, 2019 was primarily due to lower pretax income. The decrease during the nine months ended September 30, 2019 was primarily due to lower pretax income combined with federal and state deferred tax adjustments related to the Company's investment in Enable.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company's off-balance sheet arrangements from those discussed in the Company's 2018 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,		2019 vs. 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Net cash provided from operating activities (A)	$418.0	$711.7	$(293.7)	(41.3)%
Net cash used in investing activities (B)	$(482.4)	$(413.1)	$(69.3)	16.8%
Net cash used in financing activities (C)	$(16.7)	$(222.3)	$205.6	(92.5)%

(A)	Decreased primarily due to decreased amounts received from customers at OG&E and an increase in vendor payments.

(B)	Increased primarily due to the acquisition of the River Valley and Frontier power plants.

(C)	Decreased primarily due to an increase in short-term debt, partially offset by the issuance of less long-term debt by OG&E in 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at September 30, 2019 compared to December 31, 2018.

Cash and Cash Equivalents decreased $81.1 million, or 86.0 percent, primarily due to normal business operations including the funding of capital expenditures.

Accounts Receivable and Accrued Unbilled Revenues increased $76.9 million, or 32.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in September 2019 as compared to December 2018, partially offset by mutual assistance payments received.

Income Taxes Receivable increased $2.7 million, or 27.3 percent, primarily due to a favorable tax benefit from filing the 2018 federal return, partially offset by a change in state tax law resulting in a difference in timing for the recognition of certain tax credits.

Fuel Inventories decreased $14.0 million, or 24.3 percent, primarily due to decreased coal inventory related to the Dry Scrubber systems on Sooner Units 1 and 2 being placed into service and decreased gas inventory.

Materials and Supplies, at Average Cost decreased $33.2 million, or 26.2 percent, primarily due to decreased inventory related to long-term service agreements.

Fuel Clause Under Recoveries increased $46.7 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $6.2 million, or 21.0 percent, primarily due to recovery of the final cogeneration credit rider balance through the fuel clause mechanism, as approved in the September 2019 Oklahoma rate review settlement, partially offset by prepayments associated with software expense.

Short-term Debt increased $168.8 million, primarily due to normal business operations including the funding of capital expenditures. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable decreased $80.3 million, or 33.6 percent, primarily due to the timing of vendor payments.

Accrued Taxes increased $16.7 million, or 38.0 percent, primarily resulting from the timing of ad valorem payments, partially offset by tax accruals.

Accrued Interest decreased $8.8 million, or 19.8 percent, primarily due to the payment of the OG&E $250.0 million senior notes due January 15, 2019 and related interest, as well as timing of payments and accruals.

Accrued Compensation decreased $13.9 million, or 29.1 percent, primarily due to 2018 incentive compensation payouts that occurred in the first quarter of 2019, partially offset by 2019 accruals.

Long-term Debt Due Within One Year decreased $250.0 million, or 100.0 percent, due to the payment of the OG&E $250.0 million senior notes due January 15, 2019.

Other Current Liabilities decreased $11.0 million, or 12.6 percent, primarily due to changes in amounts owed to customers. Included in the September 30, 2019 balance is the reserve for tax refund of $20.8 million resulting from the 2017 Tax Act, SPP reserves of $13.0 million and the over recovery of the SPP cost tracker of $7.3 million.

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

(In millions)	2019	2020	2021	2022	2023	Total
Transmission	$50	$45	$40	$35	$35	$205
Oklahoma distribution	230	215	225	225	225	1,120
Arkansas distribution	45	30	15	15	15	120
Generation	255	135	60	60	90	600
Reliability, resiliency, technology and other	—	90	335	335	335	1,095
Other	55	60	50	60	55	280
Total	$635	$575	$725	$730	$755	$3,420

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. The Company utilizes short-term borrowings to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E) that mature on March 8, 2023. These bank facilities can also be used as letter of credit facilities. The following tables highlight the Company's short-term debt activity as of September 30, 2019 and for the three and nine months ended September 30, 2019.

(Dollars in millions)	September 30, 2019
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements	$730.9
Balance of cash and cash equivalents	$13.2

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Average balance of short-term debt	$195.7	$270.7
Weighted-average interest rate of average balance of short-term debt	2.45%	2.70%
Maximum month-end balance of short-term debt	$247.8	$479.7

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

On October 25, 2019, S&P's Global Ratings raised its long-term issuer credit rating for OG&E from BBB+ to A- and raised its issue-level rating on OG&E's senior unsecured debt from BBB+ to A-. The S&P's Global Ratings commercial paper rating for OG&E was not changed, and the outlook for OG&E remains at stable. S&P's Global Ratings indicated the upgrade reflects its view of OG&E's separateness, insulation measures and stand-alone credit profile in accordance with their revised criteria. S&P's Global Ratings indicated the stable outlook on OG&E reflects their expectation that OG&E will continue to manage its regulatory risk in line with its peers and maintain financial measures consistent with S&P's Global Ratings' significant financial risk profile.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and nine months ended September 30, 2019, Enable made a distribution of $36.7 million and $107.3 million to the Company, respectively.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The rule reduces the 2011 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. OG&E is reviewing the court's opinion.

Due to the pending administrative proceedings currently at the EPA, the ultimate outcome of our challenge to the reduction in our emission allowances and any associated timing and impact on our operations cannot be determined with certainty at this time. OG&E is in compliance with the 2016 rule requirements which remain in effect. The Company does not anticipate, at this time, additional capital expenditures for compliance with the 2016 rule.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2019, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The State of Oklahoma's revised monitoring plan was approved by the EPA, and the required monitoring commenced at the beginning of 2017 and will continue through the end of 2019. The EPA has a deadline for making a decision pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being August 26, 2017, but a decision has yet to be reached. The EPA has indicated that it anticipates finalizing a designation at the end of 2020. It is unclear what impact, if any, the consent decree deadline will have on the monitoring plan or the EPA's anticipated schedule for finalizing a designation. At this time, OG&E cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to OG&E's financial results. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard.

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

OG&E's current business strategy has resulted in a reduced carbon emissions rate compared to previous levels. We are meeting our previously announced CO2 emissions reductions of 40 percent from 2005 levels. As discussed in Note 15 within "Item 8. Financial Statements and Supplementary Data" in the Company's 2018 Form 10-K, to comply with the EPA's MATS rule and Regional Haze Rule FIP, OG&E has converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has authorized the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

On July 8, 2019, the EPA officially repealed the 2015 Clean Power Plan and published the Affordable Clean Energy rule to replace it. Numerous parties, not including OG&E, have filed petitions for judicial review of the Affordable Clean Energy rule in the U.S. Court of Appeals for the District of Columbia Circuit. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state, including all of OG&E's coal units, and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. By rule, units have 24 months after approval of the state plan to comply. At this time, the Company cannot determine with any certainty whether the implementation plan will cause a material impact to its financial results.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the Oklahoma Department of Environmental Quality submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units. The Company does not anticipate capital expenditures, or a material impact to its consolidated financial position, results of operations or cash flows, as a result of adoption of this rule.

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

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. In August 2019, the EPA proposed revisions to the 2015 coal ash rule in response to the D.C. Circuit Court of Appeals issuing a decision regarding the ongoing Coal Combustion Residuals litigation. The proposed changes do not appear to be material to OG&E at this time. OG&E completed the clean closure of one regulated inactive coal ash impoundment in August 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On November 4, 2019, Mr. E. Keith Mitchell, Chief Operating Officer of OG&E, and Mr. Jean C. Leger, Jr., Vice President, Utility Operations of OG&E, both named executive officers of the Company, announced that they plan to retire mid-year 2020 and at year-end 2020, respectively.

On November 5, 2019, the OGE Energy Board of Directors amended and restated the OGE Energy Corp. Supplemental Executive Retirement Plan ("SERP"), to, among other things, change the benefit formula under the SERP. Also on November 5, 2019, the Compensation Committee of the Board of Directors designated Sean Trauschke, Chairman, President and Chief Executive Officer of OGE Energy as participant in the SERP. Mr. Trauschke is currently the only participant in the SERP.

The SERP, which originally was adopted in 1993, provides a supplemental executive retirement plan in order to attract and retain lateral hires or other executives designated by the Compensation Committee who may not otherwise qualify for a sufficient level of benefits under OGE Energy's Pension Plan and Restoration of Retirement Income Plan. The SERP is an unfunded supplemental executive retirement plan that is not subject to the benefit limits imposed by the Internal Revenue Code.

The SERP, as amended, will provide to designated participants a retirement benefit at or after age 60 equal to the actuarial equivalent of 1.32 percent of the participant's average compensation (equal to base salary, plus target amount of annual incentive award in effect) during his or her final 36 months of employment, multiplied by his or her years of service (or portions thereof). For this purpose, years of service commence upon the later to occur of the participant's commencement of employment with the Company or January 1, 2019. Prior to the amendments, the SERP generally provided an annual retirement benefit for participants who retired on or after age 55 after 10 years of service, with the maximum benefit received by participants who retired on or after age 65. The maximum benefit amount under the pre-amendment SERP was equal to the actuarial equivalent of 65 percent of the participant's average compensation (subject to certain exceptions, equal to compensation paid and reported on a Form W-2) during his or her final 36 months of employment, reduced by other specified benefits and income and for early retirement prior to age 65. SERP payments will be made in a lump sum after becoming eligible for benefits and following termination, as provided in the SERP, in an amount equal to the actuarial equivalent of the monthly annuity. As a result of the amendments adopted on November 5, 2019, the SERP is expected to provide a lower, targeted level of benefits.

Item 6. Exhibits.

Exhibit No.	Description
10.01*	OGE Energy Corp. Supplemental Executive Retirement Plan, as amended and restated.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

November 6, 2019