Form 10-K
period 2019-12-31
OGE ENERGY CORP.
filed 2020-02-27
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $8,519,482,559 based on the number of shares held by non-affiliates (200,175,812) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $42.56.
At January 31, 2020, there were 200,177,358 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the Company's 2020 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

OGE ENERGY CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2018 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
401(k) Plan	Qualified defined contribution retirement plan
AES	AES-Shady Point, Inc.
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
Company	OGE Energy Corp., collectively with its subsidiaries
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EGT	Enable Gas Transmission, LLC, a wholly-owned subsidiary of Enable that operates a 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex Basins in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective June 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EOIT	Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly-owned subsidiary of Enable that operates a 2,300-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
kV	Kilovolt
LDC	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MMBtu	Million British thermal unit
MRT	Enable Mississippi River Transmission, LLC, a wholly-owned subsidiary of Enable that operates a 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	Holding company
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
QF	Qualified cogeneration facility
QF contract	Contract with QFs and small power production producers
ii

Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC, in which Enable owns a 50 percent interest as of December 31, 2019, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

iii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-K, including those matters discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and their impact on capital expenditures;
•the ability of the Company and its subsidiaries to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;
•the ability to obtain timely and sufficient rate relief to allow for recovery of items such as capital expenditures, fuel costs, operating costs, transmission costs and deferred expenditures;
•prices and availability of electricity, coal, natural gas and NGLs;
•the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions Enable serves and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;
•the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by Enable's gathering and processing business and transporting by Enable's interstate pipelines, including the impact of natural gas and NGLs prices on the level of drilling and production activities in the regions Enable serves;
•business conditions in the energy and natural gas midstream industries, including the demand for natural gas, NGLs, crude oil and midstream services;
•competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Company;
•the impact on demand for OG&E's services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;
•technological developments, changing markets and other factors that result in competitive disadvantages and create the potential for impairment of existing assets;
•factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, unusual maintenance or repairs; unanticipated changes to fossil fuel, natural gas or coal supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
•availability and prices of raw materials for current and future construction projects;
•the effect of retroactive pricing of transactions in the SPP markets or adjustments in market pricing mechanisms by the SPP;
•federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company's markets;
•environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way the Company operates its facilities;
•changes in accounting standards, rules or guidelines;
•the discontinuance of accounting principles for certain types of rate-regulated activities;
•the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;
•creditworthiness of suppliers, customers and other contractual parties;
•social attitudes regarding the utility, natural gas and power industries;
•identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;
•increased pension and healthcare costs;
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K;
•difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable that the Company does not control; and
•other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" herein.

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

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment represents the Company's investment in Enable through wholly-owned subsidiaries and ultimately OGE Holdings. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. At December 31, 2019, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units.

The Company's principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321 (telephone 405-553-3000). At December 31, 2019, the Company had 2,425 employees, of which 80 are seconded to Enable. The Company's website address is www.ogeenergy.com. Through the Company's website under the heading "Investors," "SEC Filings," the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K. Reports filed with the Securities and Exchange Commission are also made available on its website at www.sec.gov.

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

OG&E is focused on:

•providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity;
•providing safe, reliable energy to the communities and customers it serves, with a particular focus on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments;
•having strong regulatory and legislative relationships for the long-term benefit of customers, investors and members;

•continuing to grow a zero-injury culture and deliver top-quartile safety results;
•ensuring it has the necessary mix of generation resources to meet the long-term needs of its customers; and
•continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high-performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate for OG&E of four to six percent on a weather-normalized basis, maintaining a strong credit rating as well as projecting dividend increases to be consistent with utility earnings growth. The Company also utilizes cash distributions from its investment in Enable to help fund its capital needs and support future dividend growth. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and having strong regulatory and legislative relationships.

Electric Operations - OG&E

General

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma, and 26 are in Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2019 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2019 was 6,817 MWs on August 12, 2019. OG&E's load responsibility peak demand was 6,065 MWs on August 12, 2019. The following table shows system sales and variations in system sales for 2019, 2018 and 2017.

Year Ended December 31	2019	2019 vs. 2018	2018	2018 vs. 2017	2017
System sales (Millions of MWh)	28.4	1.1%	28.1	6.8%	26.3

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year Ended December 31	2019	2018	2017
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	17.0	18.2	18.5
Purchased	14.0	12.6	11.0
Total generated and purchased	31.0	30.8	29.5
OG&E use, free service and losses	(1.4)	(1.3)	(1.4)
Electric energy sold	29.6	29.5	28.1
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.7	9.7	8.8
Commercial	6.5	6.6	6.7
Industrial	4.5	4.5	4.0
Oilfield	4.6	4.2	3.7
Public authorities and street light	3.1	3.1	3.1
System sales	28.4	28.1	26.3
Integrated market	1.2	1.4	1.8
Total sales	29.6	29.5	28.1
ELECTRIC OPERATING REVENUES (In millions)
Residential	$891.1	$901.0	$884.1
Commercial	503.1	519.9	532.8
Industrial	223.0	234.5	229.7
Oilfield	204.0	193.5	185.9
Public authorities and street light	195.7	204.0	208.0
Sales for resale	0.1	0.2	0.2
System sales revenues	2,017.0	2,053.1	2,040.7
Provision for rate refund	(0.9)	(6.0)	26.8
Integrated market	38.4	48.7	23.5
Transmission	148.0	147.4	151.2
Other	29.1	27.1	18.9
Total operating revenues	$2,231.6	$2,270.3	$2,261.1
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	731,797	725,440	719,441
Commercial	98,565	96,660	95,073
Industrial	2,965	3,072	3,096
Oilfield	7,071	7,110	7,139
Public authorities and street light	17,356	17,090	17,081
Total customers	857,754	849,372	841,830
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,223.05	$1,247.22	$1,234.92
Average annual use (kilowatt-hour)	13,344	13,466	12,324
Average price per kilowatt-hour (cents)	9.17	9.26	10.02

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2019, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC and the APSC require that, among other things, (i) the Company permits the OCC and the APSC access to the books and records of the Company and its affiliates relating to transactions with OG&E; (ii) the Company employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) the Company refrain from pledging OG&E assets or income for affiliate transactions. In addition, the FERC has access to the books and records of the Company and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

For information concerning OG&E's recently completed and currently pending regulatory proceedings, see Note 16 within "Item 8. Financial Statements and Supplementary Data."

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates. Management continuously monitors the future recoverability of regulatory assets. When in management's judgment future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate. If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets or liabilities, which could have significant financial effects. See Note 1 within "Item 8. Financial Statements and Supplementary Data" for further discussion of OG&E's regulatory assets and liabilities.

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
OG&E offers several alternative customer programs and rate options, as described below.
•Under OG&E's Smart Grid-enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.
•The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year.
•The Renewable Energy Credit purchase program, a rate option that provides a "renewable energy" resource, is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of OG&E's conservation-minded customers.
•Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days but may not be able to curtail every time that a curtailment event is required.

•OG&E offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.

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
Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E's current rate order from the APSC includes a formula rate rider that provides for an annual adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the test period. The initial term for the formula rate rider is not to exceed five years from the date of the APSC final order in the last general rate review, May 18, 2017, unless additional approval is obtained from the APSC.

OG&E offers several alternative customer programs and rate options, as described below.

•The "time-of-use" and "variable peak pricing" tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.
•The Renewable Energy Credit purchase program, a tariff rate option that provides a "renewable energy" resource, is available as a voluntary option to all of OG&E's Arkansas retail customers. OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers.
•Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action.
•OG&E offers certain qualifying customers a "day-ahead price" rate option which allows participating customers to adjust their electricity consumption based on a price signal received from OG&E. The "day-ahead price" is based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
The OG&E-generated energy produced and the weighted average cost of fuel used, by type, for the last three years is presented below.

	Fuel Mix (A)			Fuel Cost (In cents/Kilowatt-Hour)
Fuel	2019	2018	2017	2019	2018	2017
Natural gas	64%	48%	39%	2.188	2.517	2.821
Coal	28%	45%	54%	2.029	2.025	2.069
Renewable	8%	7%	7%	—	—	—
Total fuel	100%	100%	100%	1.973	2.122	2.211
(A)Fuel mix calculated as a percent of net MWhs generated.

The decreases in the weighted average cost of fuel in 2019 compared to 2018 and in 2018 compared to 2017 were primarily due to lower natural gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC.

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

Of OG&E's 7,081 total MWs of generation capability reflected in the table within "Item 2. Properties," 4,766 MWs, or 67.3 percent, are from natural gas generation, 1,854 MWs, or 26.2 percent, are from coal generation, 449 MWs, or 6.3 percent, are from wind generation and 12 MWs, or 0.2 percent, are from solar generation.
Coal
OG&E's coal-fired units are designed to burn low sulfur western sub-bituminous coal. In May 2019, OG&E added the River Valley units to its coal-fired fleet, which burns a blend of bituminous coal from the Arkoma Basin in Oklahoma and low-sulfur western sub-bituminous coal. The combination of all 2019 coal purchased had a weighted average sulfur content of 0.24 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.1 lbs. of SO2 per MMBtu.
For the first two quarters of 2020, OG&E has coal supply agreements for 100 percent of its coal requirements for the Sooner and Muskogee facilities. OG&E has secured 100 percent of its Arkoma Basin coal needs through May of 2021. OG&E plans to fill the remainder of its 2020 coal needs through additional term agreements, spot purchases and the use of existing inventory. OG&E has no coal supply agreements beyond May 2021. In 2019, OG&E purchased 2.8 million tons of coal from its Wyoming supplier and 0.1 million tons from its Oklahoma supplier. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Natural Gas
As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.
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

Solar

In 2015, OG&E placed two solar sites, located in Oklahoma City, Oklahoma at the Mustang generating facility, into service. The Mustang solar sites have a combined maximum capacity of 2.5 MWs and consist of almost 10,000 photovoltaic panels.

In 2018, OG&E placed one solar site, located near Covington, Oklahoma, into service. The Covington solar site has a maximum capacity of 9.7 MWs and consists of almost 38,000 photovoltaic panels.

Currently, OG&E is building two solar sites, one near Durant, Oklahoma and one near Davis, Oklahoma, that will have a combined maximum capacity of 10.0 MWs and consist of over 30,000 photovoltaic panels. OG&E will continue to evaluate the need to add additional solar sites to its generation portfolio based on customer demand, cost and reliability.

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

Gathering and Processing

Enable owns and operates substantial natural gas gathering and processing and crude oil, condensate and produced water gathering assets in five states. Enable's gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins, crude oil and condensate gathering assets serving the Anadarko Basin and crude oil and produced water gathering assets serving the Williston Basin. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating and processing natural gas, fractionating NGLs and gathering crude oil, condensate and produced water. Enable serves shale and other unconventional plays in the basins in which it operates.

Enable generates revenues from producers in the basins in which it operates. For the year ended December 31, 2019, Enable's top ten natural gas producer customers accounted for approximately 68 percent of its natural gas gathered volumes. Enable's Anadarko Basin crude oil gathering systems gathers crude oil and condensate from producers, which are primarily delivered to one customer. The rates and terms of service on Enable's Anadarko Basin crude oil and condensate gathering system are regulated by the OCC. Enable's Williston Basin crude oil and produced water gathering systems serve one customer. The rates and terms of service on Enable's Williston Basin crude oil gathering systems, but not its produced water gathering systems, are regulated by the FERC. Enable's contracts typically provide for crude oil, condensate and produced water gathering services that are fee-based and for natural gas gathering and processing arrangements that are fee-based, or percent-of-liquids, percent-of-proceeds or keep-whole based.

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

Enable's interstate and intrastate natural gas transportation and storage systems generate revenue primarily by serving large natural gas and electric utilities, as well as natural gas producers, industrial end-users and natural gas marketers. For the year ended December 31, 2019, approximately 26 percent of EGT's service revenue was attributable to contracts with one customer, CenterPoint. All of EGT's firm transportation and storage contracts for CenterPoint's LDCs are scheduled to expire in March 2021. CenterPoint's LDCs have received the required regulatory approvals to extend transportation and storage services with EGT. The term for the transportation and storage services provided to CenterPoint's LDCs in Arkansas, Louisiana, Oklahoma and northeast Texas is expected to be extended beyond March 2021, pursuant to the terms of the approved contracts.
For the year ended December 31, 2019, approximately 70 percent of MRT's service revenue was attributable to contracts with one customer, Spire Inc. MRT's firm transportation contracts representing 64 percent, 24 percent and 12 percent of Spire Inc.'s firm transportation capacity are scheduled to expire in July 2024, October 2025 and March 2026, respectively. All of Spire Inc.'s firm storage contracts are scheduled to expire in May 2021, which are subject to FERC rate case approval.

Enable's EGT, MRT and SESH transportation and storage services are typically provided under firm, fee-based transportation and storage agreements, with rates and terms of service regulated by the FERC. EOIT provides fee-based firm and interruptible transportation and storage services on both an intrastate and interstate basis.

Enable's interstate and intrastate pipelines compete with a variety of other interstate and intrastate pipelines in providing transportation and storage services within its operating areas. Enable's management views the principal elements of competition among pipelines as rates, terms of services, flexibility and reliability of service.

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

Environmental Matters

General

The activities of the Company are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Company's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.
In the past, environmental regulation caused the Company to incur significant costs because the trend was to place more and more restrictions and limitations on the Company's activities. The Trump administration has delayed, reversed or proposed to repeal some of these regulations and generally has not sought to adopt new, more stringent regulations. Nonetheless, the Company continues to have obligations to take or complete action under previously adopted environmental rules, and the Company cannot assure that future events, such as changes in political administrations, existing laws, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause it to incur significant costs for environmental matters.

Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time does not expect capital expenditures for environmental control facilities to be material for 2020 or 2021. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Company, see "2019 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Information About Our Executive Officers

The table below includes the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrant as of February 26, 2020:

Name	Age	Current Title and Business Experience
Sean Trauschke	52	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
		2015:	President of OGE Energy Corp.
Stephen E. Merrill	55	2015 - Present:	Chief Financial Officer of OGE Energy Corp.
Sarah R. Stafford	38	2018 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
		2016 - 2018:	Accounting Research Officer of OGE Energy Corp.
		2015 - 2016:	Senior Manager - Ernst & Young, LLP
Andrea M. Dennis	43	2019 - Present:	Vice President - Transmission and Distribution Operations of OG&E
		2019:	Managing Director Transmission and Distribution Operations of OG&E
		2015 - 2019:	Director System Operations of OG&E
Kenneth R. Grant	55	2016 - Present:	Vice President - Sales and Marketing of OG&E
		2015:	Vice President - Marketing and Product Development of OG&E
		2015:	Managing Director Tech Solutions & Ops of OG&E
Patricia D. Horn	61	2015 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
Donnie O. Jones	53	2019 - Present:	Vice President - Utility Operations of OG&E
		2015 - 2019:	Vice President - Power Supply Operations of OG&E
Jean C. Leger, Jr.	61	2019 - Present:	Senior Vice President - Utility Operations of OG&E
		2015 - 2019:	Vice President - Utility Operations of OG&E
Cristina F. McQuistion	55	2017 - Present:	Vice President - Chief Information Officer of OG&E
		2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
		2015:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
Kenneth A. Miller	53	2019 - Present:	Vice President - State Regulatory and Legislative Affairs of OG&E
		2015 - 2018:	State Treasurer of Oklahoma
E. Keith Mitchell	57	2015 - Present:	Chief Operating Officer of OG&E
		2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
William H. Sultemeier	52	2017 - Present:	General Counsel of OGE Energy Corp.
		2016:	Partner - Jones Day
		2015:	Shareholder - Greenberg Traurig, LLP
Charles B. Walworth	45	2015 - Present:	Treasurer of OGE Energy Corp.

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Sultemeier, Walworth and Mses. Horn and Stafford are also officers of OG&E. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders, currently scheduled for May 21, 2020.

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

OG&E is a vertically integrated electric utility. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state utility commission.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but if such rules were to become effective, they could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

For further discussion of environmental matters that may affect the Company, see "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not be able to recover the costs of our substantial investments in capital improvements and additions.

OG&E's business plan calls for extensive investments in capital improvements and additions, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment. This could adversely affect OG&E's financial position and results of operations. While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. The Company records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Revenues from Contracts with Customers or Cost of Sales in its Consolidated Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

Increased competition resulting from restructuring efforts could have a significant financial impact on us and consequently impact our revenue.

We have been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes have occurred and additional changes have been proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on us due to possible impairments of assets, a loss of retail customers, impact profit margins and/or increased costs of capital. Any such restructuring could have a significant impact on our consolidated financial position, results of operations and cash flows. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our consolidated financial position, results of operations or cash flows.

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

The NERC is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur. One of OG&E's regulators, the NERC, has comprehensive regulations and standards related to the reliability and security of our operating systems and is continuously developing additional mandatory compliance requirements for the utility industry. The increasing development of NERC rules and standards will increase compliance costs and our exposure for potential violations of these standards.

OPERATIONAL RISKS

Our results of operations may be impacted by disruptions beyond our control.

We are exposed to risks related to performance of contractual obligations by our suppliers. We are dependent on coal and natural gas for much of our electric generating capacity. We rely on suppliers to deliver coal and natural gas in accordance with short- and long-term contracts. We have certain supply contracts in place; however, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal and natural gas to us. The suppliers under these agreements may experience financial or technical problems that inhibit their ability to fulfill their obligations to us. In addition, the suppliers under these agreements may not be required to supply coal and natural gas to us under certain circumstances, such as in the event of a natural disaster. Deliveries may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather and availability of equipment. Failure or delay by our suppliers of coal and natural gas deliveries could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.

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

OG&E owns and operates coal-fired, natural gas-fired, wind-powered and solar-powered generating assets. Operation of electric generation, transmission and distribution assets involves risks that can adversely affect energy output and efficiency levels or that could result in loss of human life, significant damage to property, environmental pollution and impairment of OG&E's operations. Included among these risks are:

•increased prices for fuel and fuel transportation as existing contracts expire;
•facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;
•operator error or safety related stoppages;
•disruptions in the delivery of electricity; and
•catastrophic events such as fires, explosions, tornadoes, floods, earthquakes or other similar occurrences.

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

Climate change creates financial risk. Potential regulation associated with climate change legislation could pose financial risks to the Company. On November 4, 2019, President Trump announced that the U.S. has officially notified the United Nations that the U.S. will withdraw from the "Paris Agreement" on climate change after having announced in 2017 that the U.S. would begin negotiations to re-enter the agreement with different terms. The withdrawal would become effective on November 4, 2020. While the "Paris Agreement" is not formally binding, it could lead to increased compliance costs for the Company should the U.S. not officially withdraw. In addition, to the extent that any climate change adversely affects the national or regional economic health through physical impacts or increased rates caused by the inclusion of additional regulatory imposed costs, CO2 taxes or costs associated with additional regulatory requirements, the Company may be adversely impacted. There are also increasing financial risks for energy companies from private party litigation relating to greenhouse gas emissions and from shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change who may elect in the future to shift some or all of their investments into entities that emit lower levels of greenhouse gases or into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

In addition, we may be subject to climate change lawsuits. Defense costs associated with such litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subject OG&E to financial harm due to the significant expense to repair security breaches or system damage. OG&E's Smart Grid program further increases potential risks associated with cybersecurity attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers' operations could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
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

Weather conditions such as tornadoes, thunderstorms, ice storms, wind storms, flooding, earthquakes, prolonged droughts and the occurrence of wildfires, as well as seasonal temperature variations may adversely affect our consolidated financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power. In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time. As a result, overall operating results may fluctuate on a seasonal and quarterly basis. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability. Severe weather, such as tornadoes, thunderstorms, ice storms, wind storms, flooding, earthquakes, prolonged droughts and the occurrence of wildfires may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process. Additionally, if climate change exacerbates physical changes in weather, operations may be impacted as discussed above.

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our consolidated financial position, results of operations or cash flows.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000. Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements. Based on our assumptions at December 31, 2019, we expect to make future contributions to maintain required funding levels. It has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

In addition to the costs of our Pension Plan, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs related to health care plans for our employees, will continue to rise. The increasing costs and funding requirements with our Pension Plan, health care plans and other employee benefits may adversely affect our consolidated financial position, results of operations or liquidity.

Finally, the Company provides retirement benefits and retiree health care benefits to 80 employees seconded to Enable. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by $17.3 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average. Over the next three years, 30 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

We are a holding company with our primary assets being investments in our subsidiary and equity investments.

We are a holding company and thus our investments in our subsidiary and unconsolidated affiliate, accounted for under the equity method, are our primary assets. Substantially all of our operations are conducted by our subsidiary and unconsolidated affiliate. Consequently, our operating cash flow and our ability to pay our dividends and service our indebtedness utilizes the operating cash flow of our subsidiary and unconsolidated affiliate and the payment of funds by them to us in the form of dividends or distributions. At December 31, 2019, the Company and its subsidiary had outstanding indebtedness and other liabilities of $6.9 billion. Our subsidiary and unconsolidated affiliate are separate legal entities that have no obligation to pay any amounts due on our indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to us depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of our subsidiary or unconsolidated affiliate on their respective assets will generally have priority over our claims (except to the extent that we may be a creditor of the subsidiaries and our claims are recognized) and claims by our shareholders.

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

Any reductions in our credit ratings or changes in benchmark interest rates could increase our financing costs and the cost of maintaining certain contractual relationships or limit our ability to obtain financing on favorable terms.

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

Further, changes in benchmark interest rates, such as the United Kingdom's Financial Conduct Authority's announcement that it intends to phase out the London interbank offered rate, or LIBOR, by the end of 2021, could result in increased financing costs. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, the Company may incur increases in interest rates on any borrowings and/or may need to renegotiate our credit facilities that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have revolving credit agreements for working capital, capital expenditures, acquisitions and other corporate purposes. The levels of our debt could have important consequences, including the following:

•the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or the financing may not be available on favorable terms;
•a portion of cash flows will be required to make interest payments on the debt, reducing the funds that would otherwise be available for operations and future business opportunities; and
•our debt levels may limit our flexibility in responding to changing business and economic conditions.

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

Our operating cash flow is derived partially from cash distributions we receive from Enable. The amount of cash Enable can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things:

•the fees and gross margins it realizes with respect to the volume of natural gas, NGLs and crude oil that it handles;
•the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;
•the volume of natural gas, NGLs and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;
•the relationship among prices for natural gas, NGLs and crude oil;
•cash calls and settlements of hedging positions;
•margin requirements on open price risk management assets and liabilities;

•the level of competition from other companies offering midstream services;
•adverse effects of governmental and environmental regulation;
•the level of its operation and maintenance expenses and general and administrative costs; and
•prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•the level and timing of capital expenditures it makes;
•the cost of acquisitions;
•its debt service requirements and other liabilities;
•fluctuations in working capital needs;
•its ability to borrow funds and access capital markets;
•restrictions contained in its debt agreements;
•the amount of cash reserves established by its general partner;
•distributions paid on its Series A Preferred Units; and
•other business risks affecting its cash levels.

Enable's contracts are subject to renewal risks.

As contracts with Enable's existing suppliers and customers expire, Enable generally seeks to negotiate extensions or renewals of those contracts or enters into new contracts with other suppliers and customers. Enable may be unable to extend or renew existing contracts or enter into new contracts on favorable commercial terms, if at all. Depending on prevailing market conditions at the time of an extension or renewal, gathering and processing customers with fee-based contracts may desire to enter into contracts under different fee arrangements, and gathering and processing customers with contracts that contain minimum volume commitments may desire to enter into contracts without minimum volume commitments. Likewise, Enable's transportation and storage customers may choose not to extend or renew expiring contracts based on the economics of the related areas of production. To the extent Enable is unable to renew or replace its expiring contracts on terms that are favorable to Enable, if at all, or successfully manage its overall contract mix over time, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

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

For the year ended December 31, 2019, 57 percent of Enable's natural gas gathered volumes were attributable to the affiliates of Continental Resources, Inc., Vine Oil and Gas, GeoSouthern Energy Corporation, XTO Energy Inc. and Tapstone Corporation and 48 percent of its transportation and storage service revenues were attributable to affiliates of CenterPoint, Spire Inc., Continental Resources, Inc., American Electric Power Co. and the Company. The loss of all or even a portion of the gathering and processing or transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including us.

The businesses of Enable are dependent, in part, on the drilling and production decisions of others.

The businesses of Enable are dependent on the drilling and production of natural gas and crude oil. Enable has no control over the level of drilling activity in its areas of operation, or the amount of natural gas, NGLs and crude oil reserves associated with wells connected to its systems. In addition, as the rate at which production from wells currently connected to its system naturally declines over time, its gross margin associated with those wells will also decline. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, its customers must continually obtain new natural gas, NGLs and crude oil supplies. The primary factors affecting its ability to obtain new supplies of natural gas, NGLs and crude oil and attract new customers to its assets are the level of successful drilling activity near its systems, its ability to compete for volumes from successful new wells and its ability to expand its capacity as needed. If Enable is not able to obtain new supplies of natural gas, NGLs and crude oil to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities would decline, which could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us. Enable has no control over producers or their drilling and production decisions, which are affected by, among other things:

•the availability and cost of capital;
•prevailing and projected commodity prices, including the prices of natural gas, NGLs and crude oil;
•demand for natural gas, NGLs and crude oil;
•levels of reserves;
•geological considerations;
•environmental or other governmental regulations, including the availability of drilling permits, the regulation of hydraulic fracturing and the regulation of air emissions; and
•the availability of drilling rigs and other costs of production and equipment.

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

Enable competes with similar enterprises in its respective areas of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Competitors include public and private energy companies that have greater financial resources and access to supplies of natural gas, NGLs and crude oil than Enable. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services Enable provides to its customers. Excess pipeline capacity in the regions served by Enable's interstate pipelines could also increase competition and adversely impact the ability to renew or enter into new contracts with respect to available capacity when existing contracts expire. In addition, Enable's customers that are significant producers of natural gas or crude oil may develop their own gathering, processing, transportation and storage systems in lieu of using Enable. Enable's ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, transportation and storage services. All of these competitive pressures could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including us.

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

Enable's business plan calls for investment in capital improvements and additions. Capital expenditures could range from approximately $160 million to $240 million and maintenance capital could range from approximately $110 million to $130 million for the year ending December 31, 2020.

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

Enable's natural gas processing arrangements expose Enable to commodity price fluctuations. In 2019, 4 percent, 26 percent and 70 percent of Enable's processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids and fee-based, respectively. If the price at which Enable sells natural gas or NGLs is less than the cost at which it purchases natural gas or NGLs under these arrangements, then its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected. Enable uses certain derivative instruments to manage its commodity price risk exposures.

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

Enable has been authorized by the FERC to provide transportation and storage services at its facilities at negotiated rates. As of December 31, 2019, approximately 37 percent of Enable's aggregate contracted firm transportation capacity on EGT and MRT and 93 percent of its aggregate contracted firm storage capacity on EGT and MRT was subscribed under such "negotiated rate" contracts. The majority of Enable's aggregate contracted firm transportation capacity and all of Enable's aggregate contracted firm storage capacity under negotiated rate contracts on MRT are subject to FERC rate case approval. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between "recourse rates" (if higher) and negotiated rates, is not assured under current FERC policies. If Enable's costs increase and it is not able to recover any shortfall of revenue associated with its negotiated rate contracts, the cash flow realized by its systems could decrease and, therefore, the cash Enable has available for distribution to its unitholders, including us, could also decrease.

If third-party pipelines and other facilities interconnected to Enable's gathering, processing or transportation facilities become partially or fully unavailable to Enable for any reason, Enable's financial position, results of operations and its ability to make cash distributions to unitholders, including us, could be adversely affected.

Enable depends upon (i) third-party pipelines to deliver natural gas to, and take natural gas from, its natural gas transportation systems, (ii) third-party pipelines and other facilities to take crude oil and produced water from its crude oil and produced water gathering systems, and, in some cases, (iii) third-party facilities to process natural gas from its gathering systems. It also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of its processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of Enable's processing plants and gathering systems, and a prolonged outage or disruption could ultimately result in a reduction in the volume of natural gas Enable gathers and NGLs it is able to produce. Additionally, Enable depends on third parties to provide electricity for compression at many of its facilities. Since it does not own or operate any of these third-party pipelines or other facilities, continuing operation of those facilities is not within its control. If any of these third-party pipelines or other facilities become partially or fully unavailable to Enable for any reason, its financial position, results of operations and ability to make cash distributions to unitholders, including us, could be adversely affected.

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

Enable conducts a portion of its operations through joint ventures with third parties, including Enbridge Inc., DCP Midstream Partners, LP, CVR Energy, Inc., Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering, LLC. It may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside the control of Enable. If these parties do not satisfy their obligations under these arrangements, Enable's business may be adversely affected.

The joint venture arrangements of Enable may involve risks not otherwise present when operating assets directly, including, for example:

•joint venture partners may share certain approval rights over major decisions;
•joint venture partners may not pay their share of the obligations, leaving Enable liable for the liabilities created as a result of those unpaid obligations;
•possible inability to control the amount of cash it will receive from the joint venture;
•it may incur liabilities as a result of an action taken by its joint venture partners;
•it may be required to devote significant management time to the requirements of and matters relating to the joint ventures;
•its insurance policies may not fully cover loss or damage incurred by both them and its joint venture partners in certain circumstances;
•its joint venture partners may be in a position to take actions contrary to its instructions or requests or contrary to its policies or objectives; and
•disputes between them and its joint venture partners may result in delays, litigation or operational impasses.

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

Enable owns a 50 percent ownership interest in SESH. The remaining 50 percent ownership interests are held by Enbridge Inc. As of December 31, 2019, CenterPoint owns 53.7 percent of Enable's common units, 100.0 percent of its Series A Preferred Units and a 40 percent economic interest in Enable GP, LLC. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH LLC Agreement), if, at any time, CenterPoint has a right to receive less than 50 percent of Enable's distributions through its interests in Enable and in the general partner, or does not have the ability to exercise certain control rights, Enbridge Inc. could have the right to purchase Enable's interest in SESH at fair market value, subject to certain exceptions.

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

Goodwill is evaluated for impairment on an annual basis as well as when events or circumstances change that would more likely than not reduce the fair value of a reporting unit to below its carrying amount. An impairment of goodwill is recognized if the carrying value of a reporting unit exceeds its fair value. Enable recorded an impairment to goodwill of $86 million during the year ended December 31, 2019. As of December 31, 2019, Enable has goodwill of $12 million associated with the Ark-La-Tex Basin reporting unit, which is included in the gathering and processing segment as a result of the acquisition of Align Midstream, LLC in the fourth quarter of 2017.

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

Enable's business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely affect its financial position, results of operations or ability to make cash distributions to unitholders, including us.

Enable's operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, earthquakes and other natural disasters, acts of terrorism and actions by third parties;
•inadvertent damage from construction, vehicles and farm and utility equipment;
•leaks of natural gas, NGLs, crude oil and other hydrocarbons or losses of natural gas, NGLs and crude oil as a result of the malfunction of equipment or facilities;
•ruptures, fires and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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

As of December 31, 2019, Enable has 80 employees who are participants under OGE Energy Corp.'s defined benefit and retiree medical plans, who are seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy Corp. If seconding is terminated, employees of OGE Energy Corp. that Enable determines to hire are under no obligation to accept Enable's offer of employment on the terms Enable provides, or at all.

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

From time to time, Enable has made, and it intends to continue to make, acquisitions of businesses and assets. Such acquisitions involve substantial risks, including the following:

•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;
•acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;
•it may assume liabilities that were not disclosed to it, that exceed its estimates, or for which its rights to indemnification from the seller are limited;
•it may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and
•acquisitions, or the pursuit of acquisitions, could disrupt its ongoing businesses, distract management, divert resources and make it difficult to maintain its current business standards, controls and procedures.

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

As of December 31, 2019, Enable had approximately $4.0 billion of long-term debt outstanding, excluding the premiums, discounts and unamortized debt expense on senior notes. In addition, as of December 31, 2019, Enable had $155.0 million outstanding under its commercial paper program and $250.0 million outstanding under its EOIT senior notes, excluding unamortized premium. Enable also has a $1.75 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, with no borrowings outstanding, of which approximately $1.59 billion in borrowing capacity was available as of December 31, 2019. As of January 31, 2020, Enable had $119 million outstanding under its commercial paper program and $1.63 billion of available capacity under its revolving credit facility. Enable has the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

•the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or the financing may not be available on favorable terms, if at all;
•a portion of cash flows will be required to make interest payments on the debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions;
•the debt level will make Enable more vulnerable to competitive pressures or a downturn in the business or the economy generally; and
•the debt level may limit flexibility in responding to changing business and economic conditions.

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

Enable's credit facilities contain customary covenants that, among other things, limit the ability to:

•permit its subsidiaries to incur or guarantee additional debt;
•incur or permit to exist certain liens on assets;
•dispose of assets;
•merge or consolidate with another company or engage in a change of control;
•enter into transactions with affiliates on non-arm's length terms; and
•change the nature of its business.

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

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. For instance, in May 2016, the EPA issued final standards governing methane emissions imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. These rules have required changes to Enable's operations, including the installation of new equipment to control emissions. Most recently, in August 2019, the EPA proposed amendments to the 2016 standards, and legal challenges to any final rulemaking that rescinds the 2016 standards are expected. As a result, Enable cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, several states are pursuing similar measures to regulate emissions of methane from new and existing sources. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations. Future federal and state regulations relating to Enable's gathering and processing, transmission and storage operations remain a possibility and could result in increased compliance costs on Enable's operations. Furthermore, if new or more stringent federal, state or local legal restrictions are adopted in areas where Enable's oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for Enable's services to those customers.

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

Hydraulic fracturing is a common practice that is used by many of Enable's customers to stimulate production of natural gas and crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, certain federal agencies have proposed additional laws and regulations to more closely regulate the hydraulic fracturing process. The EPA has also issued regulations and guidance for hydraulic fracturing operations under several statutes.

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

State and federal regulatory agencies have also focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies have adopted their regulations or issued orders to address induced seismicity. For example, the OCC has implemented volume reduction plans, and at times required shut-ins, for disposal wells injecting wastewater from oil and gas operations into the Arbuckle formation. In February 2018, the OCC revised well completion seismicity guidelines for operators in the South Central Oklahoma Oil Province and the Sooner Trend Anadarko Basin Canadian and Kingfisher Counties to reduce the threshold of seismic readings required to suspend hydraulic fracturing operations in some circumstances. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. Enable cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal. Additional legislation or regulation could also lead to operational delays or increased operating costs for Enable's customers, which in turn could reduce the demand for Enable's services.

Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or other regulatory mechanisms.

Enable and its customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, adversely impact Enable's results of operations and ability to make cash distributions to unitholders, including us, limit the areas in which oil and natural gas production may occur and reduce demand for the products and services Enable provides.

There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases as well as to restrict or eliminate such future emissions. As a result, Enable's operations as well as the operations of its oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of greenhouse gases.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, increase permit reviews and monitoring of facilities emitting greenhouse gases and or restrict the emissions of greenhouse gases. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. On November 4, 2019, President Trump announced that the U.S. has officially notified the United Nations that the U.S. will withdraw from the "Paris Agreement" on climate change after having announced in 2017 that the U.S. would begin negotiations to re-enter the agreement with different terms. A new agreement may result in future additional emissions reductions in the U.S.; however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.

Governmental, scientific and public concern over the threat of climate change arising from greenhouse gas emissions has resulted in increasing political risks in the U.S., including climate change related pledges, made by certain candidates seeking the office of the President of the U.S. in 2020, to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for greenhouse gas emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate greenhouse gas emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for Enable's services and products. Additionally, political, litigation and financial risks may result in Enable's oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Enable's services and products. One or more of these developments could have a material adverse effect on Enable's business, financial condition, results of operations and ability to make cash distributions to unitholders, including us.

Finally, many scientists have concluded that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect Enable's results of operations and ability to make cash distributions to unitholders, including us.

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

•perform ongoing assessments of pipeline integrity;
•develop a baseline plan to prioritize the assessment of a covered pipeline segment;
•identify and characterize applicable threats that could impact a high consequence area;
•improve data collection, integration, and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating action.

Failure to comply with the Pipeline and Hazardous Materials Safety Administration or comparable state pipeline safety regulations could result in a number of consequences which may have an adverse effect on Enable's operations. Enable incurs significant costs associated with its compliance with existing Pipeline and Hazardous Materials Safety Administration and comparable state pipeline regulations. Enable incurred maintenance capital expenditures and operation and maintenance expenses of $79.0 million in 2019 and currently estimates that it will incur maintenance capital expenditures and operation and maintenance expenses of up to $84.0 million in 2020 under its pipeline safety program, including costs related to integrity assessments and repairs, threat and risk analyses, implementing preventative and mitigative measures, and conducting activities to support the maximum allowable operating pressure for gas pipelines or the maximum operating pressure for hazardous liquid pipelines. Enable may incur significant cost associated with repair, remediation, preventive and mitigation measures associated with its integrity management programs for pipelines that are not currently subject to regulation by the Pipeline and Hazardous Materials Safety Administration.

Changes to existing pipeline safety regulations may result in increased operating and compliance costs. For example, the Pipeline and Hazardous Materials Safety Administration published three final rules on pipeline safety in October 2019. Enable is in the process of assessing the impact of these rules on its future costs of operations and revenue from operations. The Pipeline and Hazardous Materials Safety Administration is also working on two additional rules related to gas pipeline safety, which are expected to be effective by mid-2020. The adoption of these or other regulations requiring more comprehensive or stringent safety standards could require Enable to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require Enable to incur increased and potentially significant operational costs.

Financial reform regulations under the Dodd-Frank Act could adversely affect Enable's ability to use derivative instruments to hedge risks associated with its business.

At times, Enable may hedge all or a portion of its commodity risk and its interest rate risk. The federal government regulates the derivatives markets and entities, including businesses like Enable, that participate in those markets through the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which requires the Commodity Futures Trading Commission and the Securities and Exchange Commission to promulgate rules and regulations implementing the legislation. Under the Commodity Futures Trading Commission's regulations, Enable is subject to reporting and recordkeeping obligations for transactions involving non-financial swap transactions. The Commodity Futures Trading Commissions initially adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2013, the Commodity Futures Trading Commission published a notice of proposed rulemaking designed to implement new position limits regulation and in December 2016, the Commodity Futures Trading Commission's re-proposed regulations for position limits. The ultimate form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

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

Enable's Series A Preferred Units rank senior to all of its other classes or series of equity securities with respect to distribution rights and rights upon liquidation. Enable cannot declare or pay a distribution to its common unitholders for any quarter unless full distributions have been or contemporaneously are being paid on all outstanding Series A Preferred Units for such quarter. These preferences could adversely affect the cash distributions we receive from Enable, could adversely affect the market price for Enable's common units or could make it more difficult for Enable to sell its common units in the future.

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

Enable may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Enable's partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units, that it may issue at any time without the approval of its unitholders. The issuance by Enable of additional common units or other equity securities of equal or senior rank will have the following effects:

•Enable's existing unitholders' proportionate ownership interest in Enable will decrease;
•the amount of distributable cash flow on each unit may decrease;
•because the amount payable to holders of incentive distribution rights is based on a percentage of the total distributable cash flow, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

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

As of January 31, 2020, CenterPoint held 233,856,623 of Enable's common units and 14,520,000 Series A Preferred Units, and the Company held 110,982,805 of Enable's common units. Enable's Series A Preferred Units are convertible into common units upon a change of control or certain fundamental transactions at the option of the holders of such units. Both Enable's common units held by CenterPoint and the Company, as well as Enable's Series A Preferred Units held by CenterPoint, are subject to certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop. In addition, any sale of Enable's general partner by CenterPoint or the Company may impact Enable's strategic direction, business or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 13 generating stations with an aggregate capability of 7,081 MWs at December 31, 2019. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					Fuel Capability	2019 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
			Year Installed
Station & Unit				Unit Design Type
Seminole	1		1971	Steam-Turbine	Gas	12.9%	485
	2		1973	Steam-Turbine	Gas	10.6%	500
	3		1975	Steam-Turbine	Gas/Oil	20.5%	475	1,460
Muskogee	4		1977	Steam-Turbine	Gas	9.6%	423
	5		1978	Steam-Turbine	Gas	9.3%	442
	6		1984	Steam-Turbine	Coal	14.7%	503	1,368
Sooner	1		1979	Steam-Turbine	Coal	41.7%	516
	2		1980	Steam-Turbine	Coal	38.1%	515	1,031
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	1.4%	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	1.3%	31
	6		1958	Steam-Turbine	Gas/Oil	22.0%	163
	7		1963	Combined Cycle	Gas/Oil	23.3%	211
	8		1969	Steam-Turbine	Gas	0.4%	403
	9		2000	Combustion-Turbine	Gas	28.7%	44
	10		2000	Combustion-Turbine	Gas	28.8%	42	927
Redbud (C)	1		2003	Combined Cycle	Gas	54.2%	154
	2		2003	Combined Cycle	Gas	62.5%	154
	3		2003	Combined Cycle	Gas	59.1%	153
	4		2003	Combined Cycle	Gas	59.0%	154	615
Mustang	6		2018	Combustion-Turbine	Gas	33.4%	57
	7		2018	Combustion-Turbine	Gas	31.3%	57
	8		2017	Combustion-Turbine	Gas	26.3%	58
	9		2018	Combustion-Turbine	Gas	31.2%	58
	10		2018	Combustion-Turbine	Gas	30.0%	57
	11		2018	Combustion-Turbine	Gas	30.7%	57
	12		2018	Combustion-Turbine	Gas	21.8%	57	401
McClain (D)	1		2001	Combined Cycle	Gas	64.0%	378	378
Frontier	1		1989	Combined Cycle	Gas	22.4%	120	120
River Valley	1		1991	Steam-Turbine	Coal	17.7%	160
	2		1991	Steam-Turbine	Coal	17.1%	160	320
Total Generating Capability (all stations, excluding renewable)								6,620
Renewable						2019 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
	Year Installed			Number of Units	Fuel Capability
Station		Location
Crossroads	2011	Canton, OK		98	Wind	41.2%	2.3	228
Centennial	2007	Laverne, OK		80	Wind	25.0%	1.5	120
OU Spirit	2009	Woodward, OK		44	Wind	37.4%	2.3	101
Mustang	2015	Oklahoma City, OK		90	Solar	21.3%	—	2
Covington	2018	Covington, OK		4	Solar	25.7%	2.4	10
Total Generating Capability (renewable)								461

(A)2019 Capacity Factor = 2019 Net Actual Generation / (2019 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))
(B)Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.

(C)Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2019, OG&E's transmission system included: (i) 53 substations with a total capacity of 13.9 million kV-amps and 5,122 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.9 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 350 substations with a total capacity of 10.4 million kV-amps, 29,406 structure miles of overhead lines, 3,050 miles of underground conduit and 10,967 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 1.0 million kV-amps, 2,786 structure miles of overhead lines, 315 miles of underground conduit and 679 miles of underground conductors in Arkansas.

During the three years ended December 31, 2019, the Company's gross property, plant and equipment (excluding construction work in progress) additions were $2.5 billion, and gross retirements were $408.5 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 19.5 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2019.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2019, there were 13,570 holders of record of the Company's common stock.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

HISTORICAL DATA

Year Ended December 31	2019	2018	2017	2016	2015
SELECTED FINANCIAL DATA
(In millions, except per share data)
Results of Operations Data
Operating revenues	$2,231.6	$2,270.3	$2,261.1	$2,259.2	$2,196.9
Cost of sales	786.9	892.5	897.6	880.1	865.0
Operating expenses	940.4	888.2	831.6	848.3	825.0
Operating income	504.3	489.6	531.9	530.8	506.9
Equity in earnings of unconsolidated affiliates	113.9	152.8	131.2	101.8	15.5
Allowance for equity funds used during construction	4.5	23.8	39.7	14.2	8.3
Other net periodic benefit expense	9.8	10.8	21.6	27.5	25.7
Other income	21.9	21.7	46.4	26.0	27.0
Other expense	23.5	23.4	14.1	16.9	14.3
Interest expense	147.9	156.0	143.8	142.1	149.0
Income tax expense (benefit)	29.8	72.2	(49.3)	148.1	97.4
Net income	$433.6	$425.5	$619.0	$338.2	$271.3
Basic earnings per average common share	$2.17	$2.13	$3.10	$1.69	$1.36
Diluted earnings per average common share	$2.16	$2.12	$3.10	$1.69	$1.36
Dividends declared per common share	$1.50500	$1.39500	$1.27000	$1.15500	$1.05000
Balance Sheet Data (at period end)
Property, plant and equipment, net	$9,044.6	$8,643.8	$8,339.9	$7,696.2	$7,322.4
Total assets	$11,024.3	$10,748.6	$10,412.7	$9,939.6	$9,580.6
Long-term debt (including Long-term debt due within one year)	$3,195.2	$3,146.9	$2,999.4	$2,630.5	$2,738.8
Total stockholders' equity	$4,139.5	$4,005.1	$3,851.1	$3,443.8	$3,326.0
Capitalization Ratios (A)
Stockholders' equity	56.4%	56.0%	56.2%	56.7%	54.7%
Long-term debt	43.6%	44.0%	43.8%	43.3%	45.3%
(A)Capitalization ratios = [Total stockholders' equity / (Total stockholders' equity + Long-term debt + Long-term debt due within one year)] and [(Long-term debt + Long-term debt due within one year) / (Total stockholders' equity + Long-term debt + Long-term debt due within one year)].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly-owned subsidiaries are included in the Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment represents the Company's investment in Enable through wholly-owned subsidiaries and ultimately OGE Holdings. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. At December 31, 2019, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding units. Enable's general partner is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company accounts for its interest in Enable using the equity method of accounting. For additional information on the Company's equity investment in Enable and related party transactions, see Note 5 within "Item 8. Financial Statements and Supplementary Data."

Enable's business is impacted by commodity prices which have declined and otherwise experienced significant volatility in recent years. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by Enable's systems, and the volumes on Enable's systems are negatively impacted if producers decrease drilling and production in those areas served. Both Enable's gathering and processing segment and Enable's transportation and storage segment can be impacted by drilling and production. Enable's gathering and processing segment primarily serve producers, and many producers utilize the services provided by Enable's transportation and storage segment. A decrease in volumes will decrease the cash flows from Enable's systems. A portion of our earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in this Form 10-K, Enable is subject to a number of risks, including contract renewal risks, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

On February 7, 2020, Enable announced a quarterly dividend distribution of $0.33050 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions."

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

OG&E is focused on:

•providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity;
•providing safe, reliable energy to the communities and customers it serves, with a particular focus on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments;
•having strong regulatory and legislative relationships for the long-term benefit of customers, investors and members;
•continuing to grow a zero-injury culture and deliver top-quartile safety results;
•ensuring it has the necessary mix of generation resources to meet the long-term needs of its customers; and
•continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Additionally, the Company wants to achieve a premium valuation of its businesses relative to its peers, grow earnings per share with a stable earnings pattern, create a high-performance culture and achieve desired outcomes with target stakeholders. The Company's financial objectives include a long-term annual earnings growth rate for OG&E of four to six percent on a weather-normalized basis, maintaining a strong credit rating as well as projecting dividend increases to be consistent with utility earnings growth. The Company also utilizes cash distributions from its investment in Enable to help fund its capital needs and support future dividend growth. The Company believes it can accomplish these financial objectives by, among other things, pursuing multiple avenues to build its business, maintaining a diversified asset position, continuing to develop a wide range of skills to succeed with changes in its industries, providing products and services to customers efficiently, managing risks effectively and having strong regulatory and legislative relationships.

Summary of 2019 Operating Results Compared to 2018
Net income was $433.6 million, or $2.16 per diluted share, in 2019 as compared to $425.5 million, or $2.12 per diluted share, in 2018. The increase in net income of $8.1 million, or $0.04 per diluted share, in 2019 as compared to 2018 is further discussed below.
•An increase in net income at OG&E of $22.2 million, or $0.10 per diluted share of the Company's common stock, was primarily due to higher gross margin driven primarily by the expiration of the cogeneration credit rider, lower income tax expense and lower interest expense. This increase was partially offset by higher depreciation and amortization expense due to additional assets being placed into service, lower allowance for funds used during construction due to certain environmental projects being completed and placed into service and higher other operation and maintenance expense.
•An increase in net income of other operations of $13.3 million, or $0.07 per diluted share of the Company's common stock, was primarily due to higher other income, higher income tax benefit related to higher stock-based compensation payouts in 2019 and lower other operation and maintenance expense.
•A decrease in net income at OGE Holdings of $27.4 million, or $0.13 per diluted share of the Company's common stock, was primarily due to lower equity in earnings of Enable, which was driven by Enable's goodwill impairment charge and higher interest expense, and higher other expense due to higher pension settlement charges for seconded Enable employees, partially offset by lower income tax expense.

A more detailed discussion regarding the financial performance of OG&E and OGE Holdings for the year ended December 31, 2019 as compared to December 31, 2018 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2018 compared to December 31, 2017 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2018 Form 10-K.

Recent Developments and Regulatory Matters

Further discussion can be found in Note 16 within "Item 8. Financial Statements and Supplementary Data."

Arkansas 2018 Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review, OG&E filed an evaluation report under its Formula Rate Plan in October 2018. On March 6, 2019, the APSC approved a settlement agreement for a $3.3 million revenue increase, and new rates were effective as of April 1, 2019.

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On January 29, 2020, OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General filed a settlement agreement requesting the APSC approve a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year. A hearing was held on February 5, 2020, and OG&E is awaiting a final decision from the APSC.

Approval for Acquisition of Existing Power Plants

In May 2019, OG&E received approval from both the OCC and the FERC to acquire plants from AES and Oklahoma Cogeneration LLC. The OCC approved OG&E's acquisition price of $53.5 million, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes. In August 2019, the APSC issued an order finding that the plants to be acquired were used and useful and that the acquisition of the plants was in the public interest. The APSC also approved the depreciation rates to be applied to the acquired plants. The cost OG&E paid for the acquired plants was reviewed by the APSC in OG&E's 2019 Formula Rate Plan filing, and parties reached a settlement agreement requesting the APSC approve the cost of the acquisition. OG&E is awaiting a final decision from the APSC.

OG&E completed the acquisition of the power plant from AES and placed it into service in May 2019, which is now named the River Valley power plant. OG&E completed the acquisition of the power plant from Oklahoma Cogeneration LLC and placed it into service in August 2019, which is now named the Frontier power plant.

FERC - Section 206 Filing

In May 2019, OG&E and the Oklahoma Municipal Power Authority agreed to a settlement regarding OG&E's formula transmission rates under the SPP Open Access Transmission Tariff which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. On November 21, 2019, the FERC approved the settlement agreement.

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

APSC - Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held on December 17, 2019. The primary question before the APSC is whether a company can utilize an environmental compliance plan rider while also regulated under a formula rate plan. OG&E is awaiting a final decision from the APSC.

2020 Outlook

Key assumptions for 2020 include:

OG&E

The Company projects OG&E to earn approximately $346 million to $357 million, or $1.72 to $1.78 per average diluted share, in 2020 and is based on the following assumptions:

•normal weather patterns are experienced for the remainder of the year;
•gross margin on revenues of approximately $1.515 billion to $1.521 billion based on sales growth of approximately one percent on a weather-adjusted basis;
•operating expenses of approximately $980 million to $984 million, with operation and maintenance expenses comprising approximately 51 percent of the total;
•net interest expense of approximately $148 million to $150 million which assumes a $1.8 million allowance for borrowed funds used during construction reduction to interest expense;
•other income of approximately $3.0 million including approximately $4.5 million of allowance for equity funds used during construction; and
•an effective tax rate of approximately 10.0 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand.

OGE Holdings

The Company projects the earnings contribution from its ownership interest in Enable for 2020 to be at the lower end of Enable's guidance between approximately $94 million to $106 million, or $0.47 to $0.53 per average diluted share, and receive approximately $147 million in cash distributions.

Consolidated OGE

The Company's 2020 earnings guidance is between approximately $440 million and $463 million of net income, or $2.19 to $2.31 per average diluted share, and is based on the following assumptions:

•approximately 201 million average diluted shares outstanding;
•an effective tax rate of approximately 12.0 percent; and
•breakeven results projected at OGE Energy.

OG&E's Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2019 and 2018, see "OG&E (Electric Utility) Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2020 Outlook.

(In millions)	Twelve Months Ended December 31, 2020 (A)
Operating revenues	$2,247
Cost of sales	729
Gross margin	$1,518
(A)Based on the midpoint of OG&E earnings guidance for 2020.

Enable's Non-GAAP Financial Measures

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ending December 31, 2019 and 2018, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the years ended December 31, 2019 and 2018 and the Company's consolidated financial position at December 31, 2019 and 2018. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Year Ended December 31,
(In millions except per share data)	2019	2018
Net income	$433.6	$425.5
Basic average common shares outstanding	200.1	199.7
Diluted average common shares outstanding	200.7	200.5
Basic earnings per average common share	$2.17	$2.13
Diluted earnings per average common share	$2.16	$2.12
Dividends declared per common share	$1.50500	$1.39500

Results by Business Segment

	Year Ended December 31,
(In millions)	2019	2018
Net income (loss):
OG&E (Electric Utility)	$350.2	$328.0
OGE Holdings (Natural Gas Midstream Operations)	81.4	108.8
Other operations (A)	2.0	(11.3)
Consolidated net income	$433.6	$425.5
(A)Other operations primarily includes the operations of OGE Energy and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Consolidated Financial Statements.

OG&E (Electric Utility)

Year Ended December 31 (Dollars in millions)	2019	2018
Operating revenues	$2,231.6	$2,270.3
Cost of sales	786.9	892.5
Other operation and maintenance	492.5	473.8
Depreciation and amortization	355.0	321.6
Taxes other than income	89.5	88.2
Operating income	507.7	494.2
Allowance for equity funds used during construction	4.5	23.8
Other net periodic benefit expense	1.2	8.9
Other income	6.7	14.1
Other expense	6.9	3.4
Interest expense	140.5	151.8
Income tax expense	20.1	40.0
Net income	$350.2	$328.0
Operating revenues by classification:
Residential	$891.1	$901.0
Commercial	503.1	519.9
Industrial	223.0	234.5
Oilfield	204.0	193.5
Public authorities and street light	195.7	204.0
Sales for resale	0.1	0.2
System sales revenues	2,017.0	2,053.1
Provision for rate refund	(0.9)	(6.0)
Integrated market	38.4	48.7
Transmission	148.0	147.4
Other	29.1	27.1
Total operating revenues	$2,231.6	$2,270.3
Reconciliation of gross margin to revenue:
Operating revenues	$2,231.6	$2,270.3
Cost of sales	786.9	892.5
Gross margin	$1,444.7	$1,377.8
MWh sales by classification (In millions)
Residential	9.7	9.7
Commercial	6.5	6.6
Industrial	4.5	4.5
Oilfield	4.6	4.2
Public authorities and street light	3.1	3.1
System sales	28.4	28.1
Integrated market	1.2	1.4
Total sales	29.6	29.5
Number of customers	857,754	849,372
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.188	2.517
Coal	2.029	2.025
Total fuel	1.973	2.122
Total fuel and purchased power	2.534	2.900
Degree days (A)
Heating - Actual	3,771	3,776
Heating - Normal	3,354	3,349
Cooling - Actual	2,018	2,123
Cooling - Normal	2,095	2,092
(A)Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period.

OG&E's net income increased $22.2 million, or 6.8 percent, in 2019 as compared to 2018. Primary drivers for this increase in net income are further discussed below.
Gross margin increased $66.9 million, or 4.9 percent, in 2019 as compared to 2018. The below factors contributed to the change in gross margin.

(In millions)	$ Change
Price variance (A)	$43.6
Weather (price and quantity) (B)	18.2
Other	5.1
Change in gross margin	$66.9
(A) Increased primarily due to the expiration of the cogeneration credit rider.
(B) Increased primarily due to higher cooling degree days for certain summer months during the period, which resulted in favorable weather impacts.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $105.6 million, or 11.8 percent, in 2019 as compared to 2018. The below factors contributed to the change in cost of sales.

(In millions)	$ Change	% Change
Fuel expense (A)	$(50.7)	(13.1)%
Purchased power costs:
Purchases from SPP (B)	41.0	16.0%
Cogeneration (C)	(97.8)	(86.9)%
Other	0.3	0.5%
Transmission expense (D)	1.6	2.2%
Change in cost of sales	$(105.6)
(A)Decreased primarily due to lower natural gas prices during 2019.
(B)Increased primarily due to a 37.1 percent increase in MWhs purchased during 2019.
(C)Decreased primarily due to the expiration of the AES cogeneration contract in January 2019 and the Oklahoma Cogeneration LLC contract in August 2019, as discussed in Note 15 within "Item 8. Financial Statements and Supplementary Data."
(D)Increased primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $18.7 million, or 3.9 percent, in 2019 as compared to 2018. The below factors contributed to the change in other operation and maintenance expense.

(In millions)	$ Change	% Change
New expenses related to River Valley power plant (A)	$13.7	*
Contract technical and construction services (B)	7.2	16.8%
Other	(2.2)	(0.5)%
Change in other operation and maintenance expense	$18.7
*Not applicable, as prior year expenses were zero.
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data."
(B)Increased primarily due to additional maintenance work at power plants.

Depreciation and amortization expense increased $33.4 million, or 10.4 percent, primarily due to additional assets being placed into service.

Allowance for equity funds used during construction decreased $19.3 million, or 81.1 percent, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $7.7 million, or 86.5 percent, primarily due to lower pension costs reflected in base rates as a result of a June 2018 Oklahoma rate review settlement.

Other income decreased $7.4 million, or 52.5 percent, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction.

Interest on long-term debt decreased $19.1 million, or 12.1 percent, primarily due to the timing of higher interest rate debt maturing and being replaced with lower interest rate debt and due to the deferral of interest expense for the Sooner Dry Scrubbers to a regulatory asset, as disclosed in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Allowance for borrowed funds used during construction decreased $8.9 million, or 76.1 percent, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $19.9 million, or 49.8 percent, primarily due to an increase in the amortization of net refundable deferred taxes and higher tax credits.

OGE Holdings (Natural Gas Midstream Operations)

	Year Ended December 31,
(In millions)	2019	2018
Operating revenues	$—	$—
Cost of sales	—	—
Other operation and maintenance	2.8	1.4
Depreciation and amortization	—	—
Taxes other than income	0.4	0.6
Operating loss	(3.2)	(2.0)
Equity in earnings of unconsolidated affiliates	113.9	152.8
Other expense	8.6	4.9
Income before taxes	102.1	145.9
Income tax expense	20.7	37.1
Net income attributable to OGE Holdings	$81.4	$108.8

Reconciliation of Equity in Earnings of Unconsolidated Affiliates

See Note 5 within "Item 8. Financial Statements and Supplementary Data" for the reconciliation of Enable's net income to OGE Energy's equity in earnings of unconsolidated affiliates and the reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference).

Enable Results of Operations and Operating Data

The following tables present summarized financial information of Enable for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(In millions)	2019	2018
Reconciliation of gross margin to revenue:
Total revenues	$2,960	$3,431
Cost of natural gas and NGLs	1,279	1,819
Gross margin	$1,681	$1,612
Operating income	$569	$648
Net income	$360	$485

	Year Ended December 31,
	2019	2018
Natural gas gathered volumes - TBtu/d	4.56	4.48
Transported volumes - TBtu/d	6.18	5.56
Natural gas processed volumes - TBtu/d	2.53	2.40
NGLs sold - MBbl/d (A)(B)	131.59	132.06
Crude oil and condensate gathered volumes - MBbl/d	128.46	41.07
(A)Excludes condensate.
(B)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' income before taxes decreased $43.8 million, or 30.0 percent, primarily due to a decrease in equity in earnings of Enable of $38.9 million, which was driven by a goodwill impairment charge and higher interest expense, and an increase in other expense of $3.7 million driven by higher pension settlement charges for seconded Enable employees. The following table presents summarized information regarding Enable's income statement changes for the year ended December 31, 2019, compared to the same period in 2018, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The decrease in the Company's equity in earnings of Enable was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$69.0	$17.6
Operation and maintenance, General and administrative	$25.0	$(6.4)
Depreciation and amortization	$35.0	$(8.9)
Impairment	$86.0	$(21.9)
Interest expense	$38.0	$(9.7)

Enable's gathering and processing business segment reported a decrease in operating income of $84.0 million. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the year ended December 31, 2019, compared to the same period in 2018, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The decrease in Enable's gathering and processing business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$58.0	$14.8
Operation and maintenance, General and administrative	$8.0	$(2.0)
Depreciation and amortization	$45.0	$(11.5)
Impairment	$86.0	$(21.9)

Gathering and processing gross margin increased primarily due to the following:
•an increase in natural gas gathering fees due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins and higher revenue associated with the amendment of certain minimum volume commitment contracts in the Arkoma Basin, partially offset by lower gathered volumes in the Arkoma Basin and lower shortfall payments associated with the expiration of minimum volume commitments contracts in the Arkoma Basin;
•an increase in realized gains on natural gas, condensate and NGLs derivatives;
•an increase in crude oil, condensate and produced water gathering revenues due to an increase related to a 2018 acquisition and an increase in volumes in the Williston Basin, partially offset by lower average gathering rates in the Williston Basin; and
•an increase in intercompany management fees; partially offset by
•a decrease in changes in the fair value of natural gas, condensate and NGLs derivatives;
•a decrease in revenues from NGLs sales less the cost of NGLs due to lower average sales prices for all NGLs products, partially offset by higher processed volumes in the Anadarko and Ark-La-Tex Basins;
•a decrease in processing service fees due to lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangement due to a decrease in the average realized price, partially offset by higher processed volumes in the Anadarko and Ark-La-Tex Basins; and
•a decrease in revenues from natural gas sales less the cost of natural gas due to lower average natural gas sales prices and lower sales volumes.

Enable's transportation and storage business segment reported an increase of $6.0 million in operating income. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for year ended December 31, 2019, compared to the same period in 2018, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increase in Enable's transportation and storage business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$13.0	$3.3
Operation and maintenance, General and administrative	$18.0	$(4.6)
Depreciation and amortization	$(10.0)	$2.6

Transportation and storage gross margin increased primarily due to the following:
•an increase in firm transportation and storage services due to new intrastate and interstate transportation contracts, partially offset by lower revenue due to the reduction of contracted interstate storage capacity; and
•an increase in system management activities; partially offset by
•a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGLs prices and lower volumes;
•a decrease in natural gas storage inventory due to additional lower of cost or net realizable value adjustments;
•a decrease in volume-dependent transportation revenues due to a decrease in off-system intrastate transportation offset by new off-system interstate transportation contracts; and
•a decrease in realized gains on natural gas derivatives.

Income tax expense decreased $16.4 million, or 44.2 percent, primarily due to lower pretax income combined with federal and state deferred tax adjustments related to the Company's investment in Enable.

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

As of December 31, 2019, OG&E has a noncancellable operating lease with a purchase option, covering 780 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recovered through OG&E's fuel adjustment clauses. At the end of the lease term, which is February 1, 2024, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

Liquidity and Capital Resources

Cash Flows

Year Ended December 31 (In millions)	2019	2018	$ Change	% Change
Net cash provided from operating activities (A)	$681.5	$951.1	$(269.6)	(28.3)%
Net cash used in investing activities (B)	$(624.7)	$(576.0)	$(48.7)	8.5%
Net cash used in financing activities (C)	$(151.1)	$(295.2)	$144.1	(48.8)%
(A)Decreased primarily due to decreased amounts received from customers at OG&E and an increase in vendor payments.
(B)Increased primarily due to the acquisition of the River Valley and Frontier power plants.
(C)Decreased primarily due to an increase in short-term debt, partially offset by the issuance of less long-term debt by OG&E in 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at December 31, 2019 compared to December 31, 2018.

Cash and Cash Equivalents decreased $94.3 million, or 100.0 percent, primarily due to normal business operations including the funding of capital expenditures.

Accounts Receivable and Accrued Unbilled Revenues decreased $18.8 million, or 7.9 percent, primarily due to mutual assistance payments received in 2019 and a decrease in customer billings.

Fuel Inventories decreased $11.3 million, or 19.6 percent, primarily due to decreased coal inventory related to the Dry Scrubber systems on Sooner Units 1 and 2 being placed into service and decreased gas inventory.

Materials and Supplies, at Average Cost decreased $36.1 million, or 28.5 percent, primarily due to decreased inventory related to long-term service agreements.

Fuel Clause Under Recoveries increased $37.5 million, primarily due to lower recoveries from OG&E Oklahoma retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $5.1 million, or 17.3 percent, primarily due to a decrease in under-recovered riders, partially offset by transportation and demand prepayments.
Short-term Debt increased $112.0 million, primarily due to normal business operations including the funding of capital expenditures. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable decreased $44.4 million, or 18.6 percent, primarily due to the timing of vendor payments.

Accrued Interest decreased $6.6 million, or 14.8 percent, primarily due to the payment of the OG&E $250.0 million senior notes due January 15, 2019 and related interest, as well as timing of payments and accruals.

Accrued Compensation decreased $7.2 million, or 15.1 percent, primarily due to 2018 incentive compensation payouts that occurred in the first quarter of 2019, partially offset by 2019 accruals.

Long-term Debt Due Within One Year decreased $250.0 million, or 100.0 percent, due to the payment of the OG&E $250.0 million senior notes due January 15, 2019.

Fuel Clause Over Recoveries increased $4.5 million, primarily due to higher recoveries from OG&E Arkansas retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities decreased $21.8 million, or 25.1 percent, primarily due to changes in amounts owed to customers. Included in the December 31, 2019 balance is SPP reserves of $18.9 million and reserves for tax refund and interim surcharge of $12.7 million.

2019 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $885.6 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $12.0 million, resulting in total net capital requirements and contractual obligations of $897.6 million in 2019, of which $20.9 million was to comply with environmental regulations. This compares to net capital requirements of $823.7 million and net contractual obligations of $76.4 million totaling $900.1 million in 2018, of which $139.8 million was to comply with environmental regulations.

In 2019, the Company's primary sources of capital were cash generated from operations, proceeds from the issuance of long- and short-term debt and distributions from Enable. Changes in working capital reflect the seasonal nature of the Company's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures for the years 2020 through 2024 are shown in the following table. These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included in the table below.

(In millions)	2020	2021	2022	2023	2024	Total
Transmission	$45	$40	$35	$35	$35	$190
Oklahoma distribution	215	225	225	225	225	1,115
Arkansas distribution	30	15	15	15	15	90
Generation	135	60	60	90	60	405
Reliability, resiliency, technology and other	90	335	335	335	335	1,430
Other	60	50	60	55	55	280
Total	$575	$725	$730	$755	$725	$3,510

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2019. See the Company's Consolidated Statements of Capitalization and Notes 4 and 15 within "Item 8. Financial Statements and Supplementary Data" for additional information.

(In millions)	2020	2021-2022	2023-2024	After 2024	Total
Maturities of long-term debt	$—	$—	$—	$3,229.9	$3,229.9
Operating lease obligations:
Railcars	2.4	4.6	2.4	—	9.4
Wind farm land leases	2.9	5.8	5.9	34.7	49.3
Office space lease	0.9	0.6	—	—	1.5
Total operating lease obligations	6.2	11.0	8.3	34.7	60.2
Purchase obligations and commitments:
Minimum purchase commitments	82.6	105.5	83.3	332.0	603.4
Expected wind purchase commitments	55.7	112.4	114.3	379.8	662.2
Long-term service agreement commitments	2.4	4.8	45.9	111.1	164.2
Environmental compliance plan expenditures	0.4	—	—	—	0.4
Total purchase obligations and commitments	141.1	222.7	243.5	822.9	1,430.2
Total contractual obligations	147.3	233.7	251.8	4,087.5	4,720.3
Amounts recoverable through fuel adjustment clause (A)	(140.7)	(222.5)	(200.0)	(711.8)	(1,275.0)
Total contractual obligations, net	$6.6	$11.2	$51.8	$3,375.7	$3,445.3
(A)Includes expected recoveries of costs incurred for OG&E's railcar operating lease obligations, OG&E's minimum fuel purchase commitments and OG&E's expected wind purchase commitments.

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

Pension and Postretirement Benefit Plans

At December 31, 2019, 35.8 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. Treasury notes and bonds as presented in Note 13 within "Item 8. Financial Statements and Supplementary Data." During 2019, actual returns on the Pension Plan were $85.2 million, compared to expected return on plan assets of $36.1 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. Funding levels are dependent on returns on plan assets and future discount rates. The Company made a $20.0 million and $15.0 million contribution to its Pension Plan in 2019 and 2018, respectively. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2020. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2019 and 2018. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the Company's Consolidated Balance Sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2019	2018	2019	2018	2019	2018
Benefit obligations	$616.1	$615.9	$10.3	$9.6	$136.5	$135.8
Fair value of plan assets	530.3	522.8	—	—	47.0	45.3
Funded status at end of year	$(85.8)	$(93.1)	$(10.3)	$(9.6)	$(89.5)	$(90.5)

Common Stock Dividends
The Company's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. At the Company's September 2019 board meeting, the Board of Directors approved management's recommendation of a six percent increase in the quarterly dividend rate to $0.3875 per share from $0.3650 per share effective in October 2019.

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

Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E) that mature on March 8, 2023. These bank facilities can also be used as letter of credit facilities. The following tables highlight the Company's short-term debt activity as of and for the year ended December 31, 2019.

(Dollars in millions)	December 31, 2019
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.00%
Net available liquidity under revolving credit agreements	$787.7
Balance of cash and cash equivalents	$—

(Dollars in millions)	Year Ended December 31, 2019
Average balance of short-term debt	$233.6
Weighted-average interest rate of average balance of short-term debt	2.62%
Maximum month-end balance of short-term debt	$479.7

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020. See Note 12 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the Company's short-term debt activity.

Issuance of Long-Term Debt

In June 2019, OG&E issued $300.0 million of 3.30 percent senior notes due March 15, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to repay short-term debt (including debt pertaining to the acquisition of the River Valley plant) and to fund ongoing capital expenditures and working capital.

Security Ratings

	Moody's Investors Service	Outlook	S&P's Global Ratings	Outlook	Fitch Ratings	Outlook
OG&E Senior Notes	A3	Stable	A-	Stable	A	Stable
OG&E Commercial Paper	P2	Stable	A2	Stable	F2	Stable
OGE Energy Senior Notes	Baa1	Stable	BBB+	Stable	BBB+	Stable
OGE Energy Commercial Paper	P2	Stable	A2	Stable	F2	Stable

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

Common Stock
The Company does not expect to issue any common stock in 2020 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 10 within "Item 8. Financial Statements and Supplementary Data" for a discussion of the Company's common stock activity.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, Enable made distributions of $144.0 million, $141.2 million and $141.2 million to the Company during the years ended December 31, 2019, 2018 and 2017, respectively. As required by Enable's Limited Partnership Agreement and General Partner Agreement, respectively, the last permitted distribution date is 60 days after the close of each quarter, and the distribution deadline is five days following distributions by Enable.
Funding of Benefit Plans

The Company expects to purchase an immaterial amount of shares of its common stock on the open market from time to time commencing during the first quarter of 2020 through the first quarter of 2022. These shares will be used to satisfy the Company's obligation to deliver shares of common stock in connection with certain incentive compensation awards.

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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Audit Committee of the Company's Board of Directors. The Company discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Benefit Plans

The Company has a Pension Plan that covers a significant amount of the Company's employees hired before December 1, 2009. Effective December 1, 2009, the Company's Pension Plan is no longer being offered to employees hired on or after December 1, 2009. The Company also has defined benefit postretirement plans that cover a significant amount of its employees. Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 13 within "Item 8. Financial Statements and Supplementary Data." The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. Funding levels are dependent on returns on plan assets and future discount rates. Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.

 The following table indicates the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $5.3 million
Discount rate	+/- 0.25 percent	+/- $12.3 million
Contributions	+/- $10 million	+/- $10.0 million

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

Asset Retirement Obligations

The Company has recorded asset retirement obligations that are being accreted over their respective lives ranging from ten to 68 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates. Management continuously monitors the future recoverability of regulatory assets. When in management's judgement future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues in the Consolidated Balance Sheets and in Operating Revenues in the Consolidated Statements of Income based on estimates of usage and prices during the period. At December 31, 2019, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.4 million. At December 31, 2019 and 2018, Accrued Unbilled Revenues were $64.7 million and $62.6 million, respectively. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2019, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the Consolidated Balance Sheets and is included in Other Operation and Maintenance Expense in the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million and $1.7 million at December 31, 2019 and 2018, respectively.

Accounting Pronouncements
See Note 2 within "Item 8. Financial Statements and Supplementary Data" for discussion of current accounting pronouncements that are applicable to the Company.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Company's Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 15 and 16 within "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Company's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA.

OG&E is in compliance with the 2016 rule requirements which remain in effect. The Company does not anticipate, at this time, additional capital expenditures for compliance with the 2016 rule.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. The Company complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E by installing activated carbon injection for all coal units (not including the River Valley facility which was not owned by OG&E until 2019). There is continuing litigation, to which the Company is not a party, challenging whether the EPA had statutory authority to issue the MATS rule. On December 27, 2018, the EPA released a proposed rule reconsidering certain elements of the 2012 rule in response to lengthy litigation in the D.C. Circuit Court. The Company cannot predict the outcome of this litigation or regulatory proposal or how it will affect the Company.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of December 31, 2019, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicated compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. The State of Oklahoma's monitoring preliminarily indicates that ambient SO2 emissions in the area are well within the NAAQS. The EPA has indicated that it anticipates finalizing a designation at the end of 2020. At this time, the Company cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to the Company's financial results.

The Company continues to monitor these processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to the Company's financial results.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere. On November 4, 2019, President Trump announced that the U.S. has officially notified the United Nations that the U.S. will withdraw from the "Paris Agreement" on climate change after having announced in 2017 that the U.S. would begin negotiations to re-enter the agreement with different terms. A new agreement may result in future additional emissions reductions in the U.S.; however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.

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

OG&E's current business strategy has resulted in reduced carbon dioxide emissions by over 40 percent compared to 2005 levels, and during the same period, emissions of ozone-forming NOx have been reduced by approximately 75 percent and emissions of SO2 have been reduced by approximately 90 percent. OG&E expects to further reduce carbon dioxide emissions to 50 percent of 2005 levels by 2030. To comply with the EPA's MATS rule and Regional Haze Rule FIP, OG&E converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has authorized the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

On July 8, 2019, the EPA published the Affordable Clean Energy rule. Numerous parties, not including OG&E, have filed petitions for judicial review of the Affordable Clean Energy rule in the U.S. Court of Appeals for the District of Columbia Circuit. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state, including all of OG&E's coal units, and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. At this time, the Company cannot determine with any certainty whether the implementation plan will cause a material impact to its financial results.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the Oklahoma Department of Environmental Quality submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units and applications remain pending for other units. The Company does not anticipate capital expenditures, or a material impact to its consolidated financial position, results of operations or cash flows, as a result of adoption of this rule.

Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the due date for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. At this time, the Company cannot predict the outcome of this rulemaking or SIP development or how it will affect the Company.

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

The Company currently recycles and provides approximately 86 percent of its ash to the concrete and cement industries for use as a component within their products. Using fly ash in this way enables aggregate manufacturers to minimize their impact on the environment by avoiding the need to extract and process other natural resources.

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2019, the Company obtained refunds of $2.8 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On November 22, 2019, the EPA published a proposed rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

Since the purchase of the Redbud facility in 2008, OG&E's average use of treated municipal effluent for all of the needed cooling water at Redbud and McClain is approximately 2.6 billion gallons per year. This use of treated municipal effluent offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

For further discussion regarding contingencies relating to environmental laws and regulations, see Note 15 within "Item 8. Financial Statements and Supplementary Data."

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

Year Ended December 31 (Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	12/31/19 Fair Value
Fixed-rate debt (A):
Principal amount	$—	$—	$—	$—	$—	$3,094.5	$3,094.5	$3,510.4
Weighted-average interest rate	—%	—%	—%	—%	—%	4.60%	4.60%
Variable-rate debt (B):
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	—%	1.77%	1.77%
(A)Prior to or when these debt obligations mature, the Company may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)A hypothetical change of 100 basis points in the underlying variable interest rate incurred by the Company would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2019	2018	2017
OPERATING REVENUES
Revenues from contracts with customers	$2,175.5	$2,211.7	$—
Other revenues	56.1	58.6	—
Operating revenues	2,231.6	2,270.3	2,261.1
COST OF SALES	786.9	892.5	897.6
OPERATING EXPENSES
Other operation and maintenance	491.8	474.6	458.7
Depreciation and amortization	355.0	321.6	283.5
Taxes other than income	93.6	92.0	89.4
Operating expenses	940.4	888.2	831.6
OPERATING INCOME	504.3	489.6	531.9
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated affiliates	113.9	152.8	131.2
Allowance for equity funds used during construction	4.5	23.8	39.7
Other net periodic benefit expense	(9.8)	(10.8)	(21.6)
Other income	21.9	21.7	46.4
Other expense	(23.5)	(23.4)	(14.1)
Net other income	107.0	164.1	181.6
INTEREST EXPENSE
Interest on long-term debt	138.3	157.4	153.6
Allowance for borrowed funds used during construction	(2.8)	(11.7)	(18.0)
Interest on short-term debt and other interest charges	12.4	10.3	8.2
Interest expense	147.9	156.0	143.8
INCOME BEFORE TAXES	463.4	497.7	569.7
INCOME TAX EXPENSE (BENEFIT)	29.8	72.2	(49.3)
NET INCOME	$433.6	$425.5	$619.0
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.1	199.7	199.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.7	200.5	200.0
BASIC EARNINGS PER AVERAGE COMMON SHARE	$2.17	$2.13	$3.10
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$2.16	$2.12	$3.10

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2019	2018	2017
Net income	$433.6	$425.5	$619.0
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $1.1, $1.1 and $1.4, respectively	3.4	3.3	2.5
Amortization of prior service credit, net of tax of $0.0, $0.0 and $0.0, respectively	—	—	(0.1)
Net gain (loss) arising during the period, net of tax of $(2.6), ($4.7) and $0.2, respectively	(8.3)	(14.1)	0.4
Settlement cost, net of tax of $2.7, $1.6 and $1.4, respectively	8.6	4.7	2.2
Postretirement Benefit Plans:
Amortization of prior service credit, net of tax of ($0.6), ($0.6) and ($0.3), respectively	(1.7)	(1.7)	(0.6)
Amortization of deferred net gain, net of tax of $0.0, $0.0 and $0.0, respectively	(0.2)	—	—
Prior service cost arising during the period, net of tax of $0.0, $0.0 and $4.0, respectively	—	—	6.3
Net gain (loss) arising during the period, net of tax of ($0.1), $0.7 and ($0.2), respectively	(0.2)	2.1	(0.6)
Settlement cost, net of tax of $0.0, $0.0 and $0.2, respectively	—	—	0.5
Other comprehensive loss from unconsolidated affiliates, net of tax ($0.2), $0.0 and $0.0, respectively	(0.6)	—	—
Other comprehensive income (loss), net of tax	1.0	(5.7)	10.6
Comprehensive income	$434.6	$419.8	$629.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$433.6	$425.5	$619.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	355.0	321.6	283.5
Deferred income taxes and investment tax credits, net	27.6	78.5	(50.0)
Equity in earnings of unconsolidated affiliates	(113.9)	(152.8)	(131.2)
Distributions from unconsolidated affiliates	125.5	141.2	131.2
Allowance for equity funds used during construction	(4.5)	(23.8)	(39.7)
Stock-based compensation expense	13.9	13.4	9.1
Regulatory assets	(47.1)	(10.8)	3.7
Regulatory liabilities	(45.6)	(16.5)	(3.7)
Other assets	(3.8)	6.2	(0.7)
Other liabilities	19.2	1.0	(65.5)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	18.8	19.8	(21.8)
Income taxes receivable	(1.0)	(4.1)	13.6
Fuel, materials and supplies inventories	4.2	27.3	(3.6)
Fuel recoveries	(33.0)	(3.4)	53.0
Other current assets	5.1	25.1	27.2
Accounts payable	(34.5)	29.7	27.1
Other current liabilities	(38.0)	73.2	(66.7)
Net cash provided from operating activities	681.5	951.1	784.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(635.5)	(573.6)	(824.1)
Investment in unconsolidated affiliates	(7.7)	(2.5)	(8.5)
Return of capital - unconsolidated affiliates	18.5	—	10.0
Proceeds from sale of assets	—	0.1	0.7
Net cash used in investing activities	(624.7)	(576.0)	(821.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt	112.0	(168.4)	(67.8)
Proceeds from long-term debt	296.5	396.0	592.1
Payment of long-term debt	(250.1)	(250.1)	(225.1)
Dividends paid on common stock	(299.2)	(272.2)	(247.6)
Cash paid for employee equity-based compensation and expense of common stock	(10.3)	(0.5)	(0.1)
Net cash provided from (used in) financing activities	(151.1)	(295.2)	51.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	(94.3)	79.9	14.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	94.3	14.4	0.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$94.3	$14.4

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$94.3
Accounts receivable, less reserve of $1.5 and $1.7, respectively	153.8	174.7
Accrued unbilled revenues	64.7	62.6
Income taxes receivable	10.9	9.9
Fuel inventories	46.3	57.6
Materials and supplies, at average cost	90.6	126.7
Fuel clause under recoveries	39.5	2.0
Other	24.4	29.5
Total current assets	430.2	557.3
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	1,151.5	1,177.5
Other	82.7	73.4
Total other property and investments	1,234.2	1,250.9
PROPERTY, PLANT AND EQUIPMENT
In service	12,771.1	11,994.8
Construction work in progress	141.6	376.4
Total property, plant and equipment	12,912.7	12,371.2
Less: accumulated depreciation	3,868.1	3,727.4
Net property, plant and equipment	9,044.6	8,643.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	306.0	285.8
Other	9.3	10.8
Total deferred charges and other assets	315.3	296.6
TOTAL ASSETS	$11,024.3	$10,748.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$112.0	$—
Accounts payable	194.9	239.3
Dividends payable	77.6	72.9
Customer deposits	83.0	83.6
Accrued taxes	41.9	44.0
Accrued interest	37.9	44.5
Accrued compensation	40.6	47.8
Long-term debt due within one year	—	250.0
Fuel clause over recoveries	4.8	0.3
Other	65.2	87.0
Total current liabilities	657.9	869.4
LONG-TERM DEBT	3,195.2	2,896.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	225.0	225.7
Deferred income taxes	1,375.8	1,310.9
Deferred investment tax credits	7.1	7.2
Regulatory liabilities	1,223.5	1,270.7
Other	200.3	162.7
Total deferred credits and other liabilities	3,031.7	2,977.2
Total liabilities	6,884.8	6,743.5
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,131.3	1,127.7
Retained earnings	3,036.1	2,906.3
Accumulated other comprehensive loss, net of tax	(27.9)	(28.9)
Total stockholders' equity	4,139.5	4,005.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,024.3	$10,748.6

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2019	2018
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 200.1 shares and 199.7 shares, respectively		$2.0	$2.0
Premium on common stock		1,129.3	1,125.7
Retained earnings		3,036.1	2,906.3
Accumulated other comprehensive loss, net of tax		(27.9)	(28.9)
Total stockholders' equity		4,139.5	4,005.1

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OG&E
8.25%	Senior Notes, Series Due January 15, 2019	—	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March, 15, 2030	300.0	—
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.5	9.6
Other Bonds - OG&E
1.20% - 2.50%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
1.19% - 2.35%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
1.20% - 2.48%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(24.2)	(22.9)
Unamortized discount		(10.5)	(10.2)
Total long-term debt		3,195.2	3,146.9
Less: long-term debt due within one year		—	(250.0)
Total long-term debt (excluding long-term debt due within one year)		3,195.2	2,896.9
Total capitalization (including long-term debt due within one year)		$7,334.7	$7,152.0
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2016	199.7	$2.0	$1,103.8	$2,367.3	$(29.3)	$3,443.8
Net income	—	—	—	619.0	—	619.0
Cumulative effect of change in accounting principles	—	—	—	26.8	(4.5)	22.3
Other comprehensive income, net of tax	—	—	—	—	10.6	10.6
Dividends declared on common stock ($1.2700 per share)	—	—	—	(253.6)	—	(253.6)
Expense of common stock	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	9.1	—	—	9.1
Balance at December 31, 2017	199.7	$2.0	$1,112.8	$2,759.5	$(23.2)	$3,851.1
Net income	—	—	—	425.5	—	425.5
Other comprehensive loss, net of tax	—	—	—	—	(5.7)	(5.7)
Dividends declared on common stock ($1.3950 per share)	—	—	—	(278.7)	—	(278.7)
Expense of common stock	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	13.0	—	—	13.0
Balance at December 31, 2018	199.7	$2.0	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	433.6	—	433.6
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Dividends declared on common stock ($1.5050 per share)	—	—	—	(303.8)	—	(303.8)
Stock-based compensation	0.4	—	3.6	—	—	3.6
Balance at December 31, 2019	200.1	$2.0	$1,129.3	$3,036.1	$(27.9)	$4,139.5

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies

Organization

The Company is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly-owned subsidiaries are included in the Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

The electric utility segment generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are conducted through OG&E and are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of the Company. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The natural gas midstream operations segment represents the Company's investment in Enable through wholly-owned subsidiaries and ultimately OGE Holdings. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. Enable's general partner is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company accounts for its interest in Enable using the equity method of accounting.

The Company charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such. Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method. The "Distrigas" method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. The Company adopted this method as a result of a recommendation by the OCC Staff. The Company believes this method provides a reasonable basis for allocating common expenses.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2019	2018
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$39.5	$2.0
Production tax credit rider over credit (A)	1.7	6.9
Oklahoma demand program rider under recovery (A)	—	6.4
Other (A)	7.5	3.2
Total current regulatory assets	$48.7	$18.5
Non-current:
Benefit obligations regulatory asset	$167.2	$188.2
Deferred storm expenses	65.5	36.5
Sooner Dry Scrubbers	20.6	4.5
Smart Grid	18.4	25.6
Unamortized loss on reacquired debt	10.6	11.4
Arkansas deferred pension expenses	8.0	6.8
Pension tracker	2.3	—
Other	13.4	12.8
Total non-current regulatory assets	$306.0	$285.8
REGULATORY LIABILITIES
Current:
Reserve for tax refund and interim surcharge (B)	$12.7	$15.4
Fuel clause over recoveries	4.8	0.3
SPP cost tracker over recovery (B)	2.6	16.8
Oklahoma demand program rider over recovery (B)	2.0	—
Transmission cost recovery rider over recovery (B)	—	2.7
Other (B)	6.9	1.4
Total current regulatory liabilities	$29.0	$36.6
Non-current:
Income taxes refundable to customers, net	$899.2	$937.1
Accrued removal obligations, net	318.5	308.1
Pension tracker	—	18.7
Other	5.8	6.8
Total non-current regulatory liabilities	$1,223.5	$1,270.7
(A)Included in Other Current Assets in the Consolidated Balance Sheets.
(B)Included in Other Current Liabilities in the Consolidated Balance Sheets.

Fuel clause under and over recoveries are generated from OG&E's customers when OG&E's cost of fuel either exceeds or is less than the amount billed to its customers, respectively. OG&E's fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances.

As approved by the OCC, OG&E utilizes a rider separate from base rates to credit customers for production tax credits.

OG&E recovers program costs related to the Demand and Energy Efficiency Program in Oklahoma through the Demand Program Rider, which operates on a three-year program cycle. The current program cycle, which runs through 2021, includes recovery of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments.

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost. These expenses are recorded as a regulatory asset as OG&E historically has recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to accumulated other comprehensive income.

The following table is a summary of the components of the benefit obligations regulatory asset:

December 31 (In millions)	2019	2018
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$160.5	$185.3
Postretirement Benefit Plans:
Net loss	23.3	25.6
Prior service cost	(16.6)	(22.7)
Total	$167.2	$188.2

The following amounts in the benefit obligations regulatory asset at December 31, 2019 are expected to be recognized as components of net periodic benefit cost in 2020:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$11.4
Postretirement Benefit Plans:
Net loss	2.8
Prior service cost	(6.1)
Total	$8.1

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers to a regulatory asset any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

As approved by the OCC in June 2018, OG&E deferred the non-fuel incremental operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes for the Dry Scrubbers at Sooner Units 1 and 2 as a regulatory asset. As approved by the OCC, these costs are being recovered over 25 years.

OG&E deferred to a regulatory asset the incremental and stranded costs that were accumulated during Smart Grid deployment, including (i) costs for web portal access, (ii) costs for education and home energy reports and (iii) stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters. As approved by the OCC and APSC, these costs are being recovered over a six-year period.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt. These amounts are recorded in interest expense and are being amortized over the term of the long-term debt which replaced the previous long-term debt. The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Arkansas includes a certain level of pension expense in base rates. When the Pension Plan experiences a settlement, which represents an acceleration of future pension costs, OG&E defers to a regulatory asset the Arkansas jurisdictional portion of each settlement, which historically was recovered from customers over the average life of the remaining plan participants. A portion of these settlements is being recovered in current rates, and recovery of additional amounts will be requested as additional settlements occur. For additional information related to settlements, see Note 13.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory asset in the table above.

As a result of 2018 filings with the OCC, APSC and FERC, OG&E established mechanisms to refund to customers the amount of excess taxes received through rates, with an ongoing adjustment for any excess accumulated deferred income taxes resulting from the 2017 Tax Act. Additional amounts due to customers will be refunded in accordance with agreements in each jurisdiction.

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
Use of Estimates

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the Company's Consolidated Financial Statements. However, the Company believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas of the Company where the most significant judgment is exercised include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the Consolidated Balance Sheets and is included in Other Operation and Maintenance Expense in the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million and $1.7 million at December 31, 2019 and 2018, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. The amount of fuel inventory was $46.3 million and $57.6 million at December 31, 2019 and 2018, respectively.

Property, Plant and Equipment

All property, plant and equipment is recorded at cost. Newly constructed plant is added to plant balances at cost which includes contracted services, direct labor, materials, overhead, transportation costs and the allowance for funds used during construction. Replacements of units of property are capitalized as plant. For assets that belong to a common plant account, the replaced plant is removed from plant balances, and the cost of such property net of any salvage proceeds is charged to Accumulated Depreciation. For assets that do not belong to a common plant account, the replaced plant is removed from plant balances with the related accumulated depreciation, and the remaining balance net of any salvage proceeds is recorded as a loss in the Consolidated Statements of Income as Other Expense. Repair and replacement of minor items of property are included in the Consolidated Statements of Income as Other Operation and Maintenance Expense.

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

December 31, 2019 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$254.4	$83.5	$170.9
Redbud Plant (A)(B)	51%	$529.9	$159.0	$370.9
(A)Construction work in progress was $0.2 million and $1.4 million for the McClain and Redbud Plants, respectively.
(B)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $61.8 million.

December 31, 2018 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$227.2	$78.2	$149.0
Redbud Plant (A)(B)	51%	$493.9	$145.3	$348.6
(A)Construction work in progress was $0.2 million and $0.9 million for the McClain and Redbud Plants, respectively.
(B)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $56.3 million.

The Company's property, plant and equipment and related accumulated depreciation are divided into the following major classes:

December 31, 2019 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy:
Property, plant and equipment	$6.1	$—	$6.1
OGE Energy property, plant and equipment	6.1	—	6.1
OG&E:
Distribution assets	4,468.6	1,381.1	3,087.5
Electric generation assets (A)	4,838.6	1,601.0	3,237.6
Transmission assets (B)	2,901.1	565.5	2,335.6
Intangible plant	225.2	145.4	79.8
Other property and equipment	473.1	175.1	298.0
OG&E property, plant and equipment	12,906.6	3,868.1	9,038.5
Total property, plant and equipment	$12,912.7	$3,868.1	$9,044.6
(A)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $61.8 million.
(B)This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.8 million.

December 31, 2018 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OGE Energy:
Property, plant and equipment	$6.1	$—	$6.1
OGE Energy property, plant and equipment	6.1	—	6.1
OG&E:
Distribution assets	4,229.4	1,324.5	2,904.9
Electric generation assets (A)	4,657.2	1,572.8	3,084.4
Transmission assets (B)	2,846.7	534.2	2,312.5
Intangible plant	187.6	135.1	52.5
Other property and equipment	444.2	160.8	283.4
OG&E property, plant and equipment	12,365.1	3,727.4	8,637.7
Total property, plant and equipment	$12,371.2	$3,727.4	$8,643.8
(A)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $56.3 million.
(B)This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.7 million.

OG&E's unamortized computer software costs, included in intangible plant above, were $71.3 million and $44.3 million at December 31, 2019 and 2018, respectively.

The following table summarizes the Company's amortization expense for computer software costs.

Year Ended December 31 (In millions)	2019	2018	2017
OGE Energy	$—	$—	$0.2
OG&E	11.0	9.6	8.8
Total	$11.0	$9.6	$9.0

Depreciation and Amortization

The provision for depreciation, which was 2.7 percent of the average depreciable utility plant for both 2019 and 2018, is calculated using the straight-line method over the estimated service life of the utility assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2020, the provision for depreciation is projected to be 2.7 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2019, 98.9 percent will be amortized over 10.4 years with the remaining 1.1 percent of the intangible plant balance at December 31, 2019 being amortized over 23.7 years.

Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired assets. Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27 year life and $3.3 million for certain transmission substation facilities in OG&E's service territory, which are being amortized over a 37 to 59 year period.

Investment in Unconsolidated Affiliates

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at December 31, 2019 as presented in Note 14. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Asset Retirement Obligations

OG&E has asset retirement obligations primarily associated with the removal of company-owned wind turbines on leased land, as well as the removal of asbestos from certain power generating stations. The Company has recorded asset retirement obligations that are being accreted over their respective lives ranging from ten to 68 years.

The following table summarizes changes to the Company's asset retirement obligations during the years ended December 31, 2019 and 2018.

(In millions)	2019	2018
Balance at January 1	$83.9	$75.1
Accretion expense	1.0	3.4
Revisions in estimated cash flows (A)	(2.4)	6.8
Liabilities settled (B)	(9.0)	(1.4)
Balance at December 31	$73.5	$83.9
(A)Assumptions changed related to the estimated cost of the removal of wind turbine assets and asbestos removal at OG&E's generating facilities.
(B)Asset retirement obligations were settled for asbestos removal and for the closure of an ash pond at OG&E's generating facilities.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. The Company had $18.7 million and $23.4 million in accrued environmental liabilities at December 31, 2019 and 2018, respectively, which are included in the Company's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the Consolidated Statements of Income and as an increase to Construction Work in Progress in the Consolidated Balance Sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.6 percent, 7.6 percent and 8.2 percent for the years ended December 31, 2019, 2018 and 2017, respectively.

Collection of Sales Tax

In the normal course of its operations, OG&E collects sales tax from its customers. OG&E records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities. OG&E excludes the sales tax collected from its operating revenues.

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. The performance obligation to deliver electricity is generally created and satisfied simultaneously, and the provisions of the regulatory-approved tariff determine the charges OG&E may bill the customer, payment due date and other pertinent rights and obligations of both parties. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues in the Consolidated Balance Sheets and in Revenues from Contracts with Customers in the Consolidated Statements of Income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

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

Other Revenues

Revenues from Alternative Revenue Programs

Other Revenues in the Consolidated Statements of Income is comprised of certain rider revenue that includes alternative revenue measures as defined in ASC 980, "Regulated Operations," which details two types of alternative revenue programs. The first type adjusts billings for the effects of weather abnormalities or broad external factors or to compensate OG&E for demand-side management initiatives (i.e., no-growth plans and similar conservation efforts). The second type provides for additional billings (i.e., incentive awards) for the achievement of certain objectives, such as reducing costs, reaching specified milestones or demonstratively improving customer service. Once the specific events permitting billing of the additional revenues under either program type have been completed, OG&E recognizes the additional revenues if (i) the program is established by an order from OG&E's regulatory commission that allows for automatic adjustment of future rates; (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery; and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized.

Fuel Adjustment Clauses

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC.

Leases

The Company evaluates all contracts under ASC 842 to determine if the contract is or contains a lease and to determine classification as an operating or finance lease. If a lease is identified, the Company recognizes a right-of-use asset and a lease liability in its Consolidated Balance Sheets. The Company recognizes and measures a lease liability when it concludes the contract contains an identified asset that the Company controls through having the right to obtain substantially all of the economic benefits and the right to direct the use of the identified asset. The liability is equal to the present value of lease payments, and the asset is based on the liability, subject to adjustment, such as for initial direct costs. Further, the Company utilizes an incremental borrowing rate for purposes of measuring lease liabilities, if the discount rate is not implicit in the lease. To calculate the incremental borrowing rate, the Company starts with a current pricing report for the Company's senior unsecured notes, which indicates rates for periods reflective of the lease term, and adjusts for the effects of collateral to arrive at the secured incremental borrowing rate. As permitted by ASC 842, the Company made an accounting policy election to not apply the balance sheet recognition requirements to short-term leases and to not separate lease components from nonlease components when recognizing and measuring lease liabilities. For income statement purposes, the Company records operating lease expense on a straight-line basis.

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

Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during 2018 and 2019. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Net Gain (Loss)	Prior Service Cost (Credit)	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2017	$(32.7)	$2.5	$7.0	$—	$(23.2)
Other comprehensive income (loss) before reclassifications	(14.1)	2.1	—	—	(12.0)
Amounts reclassified from accumulated other comprehensive income (loss)	3.3	—	(1.7)	—	1.6
Settlement cost	4.7	—	—	—	4.7
Net current period other comprehensive income (loss)	(6.1)	2.1	(1.7)	—	(5.7)
Balance at December 31, 2018	(38.8)	4.6	5.3	—	(28.9)
Other comprehensive income (loss) before reclassifications	(8.3)	(0.2)	—	(0.6)	(9.1)
Amounts reclassified from accumulated other comprehensive income (loss)	3.4	(0.2)	(1.7)	—	1.5
Settlement cost	8.6	—	—	—	8.6
Net current period other comprehensive income (loss)	3.7	(0.4)	(1.7)	(0.6)	1.0
Balance at December 31, 2019	$(35.1)	$4.2	$3.6	$(0.6)	$(27.9)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the years ended December 31, 2019 and 2018.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Year Ended December 31,
(In millions)	2019	2018
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(4.5)	$(4.4)	(A)
Settlement cost	(11.3)	(6.3)	(A)
	(15.8)	(10.7)	Income Before Taxes
	(3.8)	(2.7)	Income Tax Expense
	$(12.0)	$(8.0)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$2.3	$2.3	(A)
Actuarial gains	0.2	—	(A)
	2.5	2.3	Income Before Taxes
	0.6	0.6	Income Tax Expense
	$1.9	$1.7	Net Income

Total reclassifications for the period, net of tax	$(10.1)	$(6.3)	Net Income
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 13 for additional information).

The amounts in accumulated other comprehensive loss (gain) at December 31, 2019 that are expected to be recognized into earnings in 2020 are as follows:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net gain	$(4.2)
Postretirement Benefit Plans:
Net loss	0.2
Prior service cost	2.3
Total, net of tax	$(1.7)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.Accounting Pronouncements

Recently Adopted Accounting Standards

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between prior lease accounting and ASC 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as the Company, recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability is equal to the present value of lease payments. The asset is based on the liability, subject to adjustment for items such as initial direct costs. For income statement purposes, ASC 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense, while finance leases result in a front-loaded expense pattern, similar to prior capital leases. Classification of operating and finance leases is based on criteria that are largely similar to those applied in prior lease guidance but without the explicit thresholds. The Company adopted this standard in the first quarter of 2019 utilizing the modified retrospective transition method.

Various practical expedients for the application of ASC 842 were approved, and the Company elected to apply the below:

•a package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases;
•an option that permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under ASC 842 land easements that exist or expired before the entity's adoption of ASC 842 and that were not previously accounted for as leases under ASC 840, "Leases"; and
•an option that permits an entity to elect to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, provided that if an entity elects this additional (and optional) transition method, the entity will provide the required ASC 840 disclosures for all periods that continue to be reported under ASC 840.

The Company evaluated its current lease contracts and, at January 1, 2019, recognized $34.5 million and $39.1 million of operating lease right-of-use assets and liabilities, respectively, for railcar, wind farm land and office space leases in the Consolidated Balance Sheet. The new standard did not have a material impact on the Company's 2019 Consolidated Statement of Income. Further, the Company evaluated its existing processes and controls regarding lease identification, accounting and presentation and implemented changes as necessary in order to adequately address the requirements of ASC 842.

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Information." The amendments in this update require entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 2019 and is applied utilizing a modified-retrospective approach. The Company determined the only financial instrument that the Company currently holds and is required to measure under ASU 2016-13 is its trade receivables. Upon adoption of this ASU, the Company considers forecasts of future economic conditions in addition to the historical data utilized prior to ASU 2016-13 when measuring the reserve for trade receivables. The Company evaluated its reserve for trade receivables in light of the new guidance and determined that no adjustment was necessary to the amount recorded as of January 1, 2020.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted and prospectively applied the new guidance beginning in the first quarter of 2020, which did not have a material effect on the Consolidated Financial Statements upon adoption.

Issued Accounting Standards Not Yet Adopted

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)." The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and improves consistent application of existing guidance. ASU 2019-12 will be effective for the Company as of January 1, 2021 and can be early adopted. The Company is currently assessing the impact of these rule changes on its Consolidated Financial Statements.

Investments - Equity Method and Joint Ventures. In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." The new guidance makes targeted improvements to address certain aspects of accounting for financial instruments, clarifying the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323. ASU 2020-01 should be applied prospectively and will be effective for the

Company as of January 1, 2021. The Company is currently assessing the impact of these rule changes on its Consolidated Financial Statements.

3.Revenue Recognition

The following table disaggregates the Company's revenues from contracts with customers by customer classification. The Company's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
(In millions)	2019	2018
Residential	$865.8	$877.8
Commercial	486.6	500.0
Industrial	217.8	228.9
Oilfield	200.4	190.4
Public authorities and street light	190.3	197.4
System sales revenues	1,960.9	1,994.5
Provision for rate refund	(0.9)	(6.0)
Integrated market	38.4	48.7
Transmission	148.0	147.4
Other	29.1	27.1
Revenues from contracts with customers	$2,175.5	$2,211.7

4.Leases

Based on its evaluation of all contracts under ASC 842, as described in Note 1, the Company concluded it has operating lease obligations for OG&E railcar leases, OG&E wind farm land leases and the Company's office space lease.

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

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for OG&E's Centennial, OU Spirit and Crossroads wind farms with terms of 25 to 30 years. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. While lease liabilities are not remeasured as a result of changes to the Consumer Price Index, changes to the Consumer Price Index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Office Space Lease

The Company has a noncancellable office space lease agreement, with a term from September 1, 2018 to August 31, 2021, that allows for leasehold improvements.

Financial Statement Information and Maturity Analysis of Lease Liabilities

Operating lease cost was $6.0 million, $4.9 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents amounts recognized for operating leases in the Company's 2019 Consolidated Cash Flow Statement and Balance Sheet and supplemental information related to those amounts recognized, as well as a maturity analysis of the Company's operating lease liabilities.

(In millions)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7

(Dollars in millions)	December 31, 2019
Right-of-use assets at period end (A)	$40.9
Operating lease liabilities at period end (B)	$45.8
Operating lease weighted-average remaining lease term (in years)	13.1
Operating lease weighted-average discount rate	3.9%

	December 31,
Future minimum operating lease payments as of:	2019	2018(C)(D)
(In millions)
2019	$—	$22.1
2020	6.2	3.9
2021	5.8	3.5
2022	5.2	2.9
2023	5.2	2.9
2024	3.1	3.0
Thereafter	34.7	34.6
Total future minimum lease payments	60.2	$72.9
Less: Imputed interest	14.4
Present value of net minimum lease payments	$45.8
(A) Included in Property, Plant and Equipment in the 2019 Consolidated Balance Sheet.
(B) Included in Other Deferred Credits and Other Liabilities in the 2019 Consolidated Balance Sheet.
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

5.Investment in Unconsolidated Affiliates and Related Party Transactions

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

At December 31, 2019, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On December 31, 2019, Enable's common unit price closed at $10.03. The Company recorded equity in earnings of unconsolidated affiliates of $113.9 million, $152.8 million and $131.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Equity in earnings of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable. The basis difference is being amortized, beginning in 2013, over the average life of the assets to which the basis difference is attributed, which is approximately 30 years. Equity in earnings of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition.

Summarized unaudited financial information for 100 percent of Enable is presented below as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

	December 31,
Balance Sheet	2019	2018
(In millions)
Current assets	$389	$449
Non-current assets	$11,877	$11,995
Current liabilities	$780	$1,615
Non-current liabilities	$4,077	$3,211

	Year Ended December 31,
Income Statement	2019	2018	2017
(In millions)
Total revenues	$2,960	$3,431	$2,803
Cost of natural gas and NGLs	$1,279	$1,819	$1,381
Operating income	$569	$648	$528
Net income	$360	$485	$400

The following table reconciles OGE Energy's equity in earnings of unconsolidated affiliates for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(In millions)	2019	2018	2017
Enable net income	$360.0	$485.3	$400.3
OGE Energy's percent ownership at period end	25.5%	25.6%	25.7%
OGE Energy's portion of Enable net income	$91.8	$124.4	$102.7
Amortization of basis difference and dilution recognition (A)	22.1	28.4	28.5
Equity in earnings of unconsolidated affiliates	$113.9	$152.8	$131.2
(A) Includes loss on dilution, net of proportional basis difference recognition.

The following table reconciles the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2018 to December 31, 2019.

(In millions)
Basis difference at December 31, 2018	$680.3
Amortization of basis difference (A)	(27.8)
Basis difference at December 31, 2019	$652.5
(A) Includes proportional basis difference recognition due to dilution.

On February 7, 2020, Enable announced a quarterly dividend distribution of $0.33050 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $144.0 million, $141.2 million and $141.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company and Enable

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.5 million, $0.6 million and $2.3 million for December 31, 2019, 2018 and 2017, respectively.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable's operations. As of December 31, 2019, 80 employees that participate in the Company's defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $23.2 million, $27.5 million and $29.5 million in 2019, 2018 and 2017, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by $17.3 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $0.8 million and $1.7 million as of December 31, 2019 and 2018, which are included in Accounts Receivable in the Company's Consolidated Balance Sheets.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to an agreement, which expires in May 2024, that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. Further, an additional gas transportation services contract with Enable became effective in December 2018 related to the project to convert Muskogee Units 4 and 5 from coal to natural gas. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(In millions)	2019	2018	2017
Operating revenues:
Electricity to power electric compression assets	$15.9	$16.3	$14.0
Cost of sales:
Natural gas transportation services	$41.2	$37.9	$35.0
Natural gas (sales) purchases	$(6.0)	$(3.2)	$(2.1)

6.Fair Value Measurements

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

The Company had no financial instruments measured at fair value on a recurring basis at December 31, 2019 and 2018. The following table summarizes the carrying amount and fair value of the Company's financial instruments at December 31, 2019 and 2018, as well as the classification level within the fair value hierarchy.

	2019		2018
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OG&E Senior Notes	$3,050.3	$3,500.4	$3,001.9	$3,178.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$10.0	$9.6	$8.7	Level 3

7.Stock-Based Compensation

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

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2019, 2018 and 2017 related to the Company's performance units and restricted stock units.

Year Ended December 31 (In millions)	2019	2018	2017
Performance units:
Total shareholder return	$8.7	$8.2	$7.6
Earnings per share	4.3	5.1	1.4
Total performance units	13.0	13.3	9.0
Restricted stock units	0.9	0.1	0.1
Total compensation expense	$13.9	$13.4	$9.1
Income tax benefit	$3.6	$3.4	$3.5

The Company has issued new shares of common stock to satisfy restricted stock unit grants and payouts of earned performance units. In 2019, 2018 and 2017, there were 443,900 shares, 26,211 shares and 2,298 shares, respectively, of new common stock issued pursuant to the Company's Stock Incentive Plan related to restricted stock unit grants and payouts of earned performance units.

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

	2019	2018	2017
Number of units granted	208,647	261,916	260,570
Fair value of units granted	$47.00	$36.86	$41.77
Expected dividend yield	4.0%	3.6%	3.8%
Expected price volatility	17.0%	19.0%	19.9%
Risk-free interest rate	2.47%	2.38%	1.44%
Expected life of units (in years)	2.86	2.86	2.80

Performance Units – Earnings Per Share

The fair value of the performance units based on earnings per share is based on grant date fair value which is equivalent to the price of one share of the Company's common stock on the date of grant. The fair value of performance units based on earnings per share varies as the number of performance units that will vest is based on the grant date fair value of the units and the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. As a result, the compensation expense recognized for these performance units can vary from period to period. There are no post-vesting restrictions related to the Company's performance units based on earnings per share. In 2019, the Compensation Committee of the Company's Board of Directors voted to grant restricted stock units in lieu of performance units based on earnings per share. For 2018 and 2017, the number of performance units granted based on earnings per share and the grant date fair value are shown in the following table.

	2018	2017
Number of units granted	87,308	86,857
Fair value of units granted	$31.03	$34.83

Restricted Stock Units

Under the Stock Incentive Plan, the Company has issued restricted stock units to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace, and for the 2019 grant cycle, restricted stock units were granted in lieu of performance units based on earnings per share. The restricted stock units vest primarily in a three-year award cycle (i.e., three-year cliff vesting period). Prior to vesting, each restricted stock unit is subject to forfeiture if the recipient ceases to render substantial services to the Company or a subsidiary. These restricted stock units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock units was based on the closing market price of the Company's common stock on the grant date. Compensation expense for the restricted stock units is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a primarily three-year vesting period. Also, for those restricted stock units that vest in one-third annual increments over a three-year cycle, the Company treats its restricted stock units as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period.

Dividends will only be paid on restricted stock unit awards that vest; therefore, only the present value of dividends expected to vest are included in the fair value calculations. The expected life of the restricted stock units is based on the non-vested period since inception of the primarily three-year award cycle. There are no post-vesting restrictions related to the Company's restricted stock units. The number of restricted stock units granted and the grant date fair value are shown in the following table.

	2019	2018	2017
Restricted stock units granted	75,929	826	3,145
Fair value of restricted stock units granted	$41.71	$36.28	$34.96

Performance Units and Restricted Stock Units Activity

A summary of the activity for the Company's performance units and restricted stock units at December 31, 2019 and changes in 2019 are shown in the following table.

	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/18	755,480			251,825			2,711
Granted	208,647	(A)		—			75,929
Converted	(274,078)	(B)	$19.8	(91,356)	(B)	$7.2	N/A
Vested	N/A			N/A			(2,161)	$0.1
Forfeited	(25,232)			(5,298)			(3,599)
Units/shares outstanding at 12/31/19	664,817		$35.4	155,171		$11.5	72,880	$3.2
Units/shares fully vested at 12/31/19	222,163		$11.5	74,053		$6.6
(A)For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)These amounts represent performance units that vested at December 31, 2018 which were settled in February 2019.

A summary of the activity for the Company's non-vested performance units and restricted stock units at December 31, 2019 and changes in 2019 are shown in the following table.

	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/18	481,402		$39.17	160,469		$32.82	2,711		$35.00
Granted	208,647	(A)	$47.00	—		$—	75,929		$41.71
Vested	(222,163)		$41.76	(74,053)		$34.83	(2,161)		$34.66
Forfeited	(25,232)		$41.45	(5,298)		$32.07	(3,599)		$41.78
Units/shares non-vested at 12/31/19	442,654		$41.43	81,118		$31.03	72,880		$41.66
Units/shares expected to vest	418,331	(B)		77,617	(B)		54,102	(B)
(A)For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)The intrinsic value of the performance units based on total shareholder return and earnings per share is $22.8 million and $4.7 million, respectively. The intrinsic value of restricted stock units is $2.4 million.

Fair Value of Vested Performance Units and Restricted Stock Units

A summary of the Company's fair value for its vested performance units and restricted stock units is shown in the following table.

Year Ended December 31 (In millions)	2019	2018	2017
Performance units:
Total shareholder return	$9.3	$5.9	$6.3
Earnings per share	$5.2	$4.9	$1.2
Restricted stock units	$0.1	$0.1	$0.1

Unrecognized Compensation Cost

A summary of the Company's unrecognized compensation cost for its non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2019	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units:
Total shareholder return	$8.7	1.67
Earnings per share	0.8	1.00
Total performance units	9.5
Restricted stock units	1.5	1.98
Total unrecognized compensation cost	$11.0

8.Supplemental Cash Flow Information

The following table presents information about investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments. Cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds are also presented in the table.

Year Ended December 31 (In millions)	2019	2018	2017
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$28.9	$(9.2)	$(2.6)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized) (A)	$152.2	$153.8	$139.6
Income taxes (net of income tax refunds)	$5.5	$2.8	$(16.0)
(A)Net of interest capitalized of $2.8 million, $11.7 million and $18.0 million in 2019, 2018 and 2017, respectively.

9.Income Taxes

Income Tax Expense (Benefit)

The items comprising income tax expense (benefit) are as follows:

Year Ended December 31 (In millions)	2019	2018	2017
Provision (benefit) for current income taxes:
Federal	$(6.4)	$(1.9)	$4.9
State	5.1	(4.4)	(4.2)
Total provision (benefit) for current income taxes	(1.3)	(6.3)	0.7
Provision (benefit) for deferred income taxes, net:
Federal	48.5	74.7	(75.9)
State	(17.4)	3.7	26.0
Total provision (benefit) for deferred income taxes, net	31.1	78.4	(49.9)
Deferred federal investment tax credits, net	—	0.1	(0.1)
Total income tax expense (benefit)	$29.8	$72.2	$(49.3)

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2016. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Additionally, OG&E earns federal tax credits associated with production from its wind facilities. Oklahoma production and investment state tax credits are also earned on investments in electric and solar generating facilities which further reduce OG&E's effective tax rate.

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year Ended December 31	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
Executive compensation limitation	0.2	0.2	—
Federal renewable energy credit (A)	(6.0)	(5.1)	(4.8)
Amortization of net unfunded deferred taxes	(4.5)	(2.1)	0.7
State income taxes, net of federal income tax benefit	(1.2)	0.4	2.0
Stock-based compensation	(1.2)	—	—
Remeasurement of state deferred tax liabilities	(0.8)	(0.4)	0.4
Other	(0.7)	0.4	(0.1)
401(k) dividends	(0.4)	(0.3)	(0.5)
Federal deferred tax revaluation	—	0.4	(41.2)
Federal investment tax credits, net	—	—	(0.1)
Effective income tax rate	6.4%	14.5%	(8.6)%
(A)Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Deferred Income Taxes at December 31, 2019 and 2018 were as follows:

December 31 (In millions)	2019	2018
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,656.8	$1,605.3
Investment in Enable	478.2	469.9
Regulatory assets	28.4	17.4
Company Pension Plan	4.1	7.6
Bond redemption-unamortized costs	2.2	2.4
Derivative instruments	1.6	1.7
Other	0.4	1.1
Federal tax credits	(238.0)	(237.8)
Income taxes recoverable from customers, net	(229.9)	(239.6)
State tax credits	(185.8)	(156.0)
Regulatory liabilities	(68.1)	(78.8)
Postretirement medical and life insurance benefits	(23.3)	(23.6)
Asset retirement obligations	(19.2)	(21.5)
Net operating losses	(16.6)	(20.2)
Accrued liabilities	(10.7)	(12.5)
Accrued vacation	(2.1)	(2.3)
Deferred federal investment tax credits	(1.8)	(1.8)
Uncollectible accounts	(0.4)	(0.4)
Total deferred income tax liabilities, net	$1,375.8	$1,310.9

As of December 31, 2019, the Company has classified $16.4 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

Following is a reconciliation of the Company's total gross unrecognized tax benefits as of the years ended December 31, 2019, 2018 and 2017.

(In millions)	2019	2018	2017
Balance at January 1	$20.7	$20.7	$20.7
Tax positions related to current year:
Additions	—	—	—
Balance at December 31	$20.7	$20.7	$20.7

As of each of December 31, 2019, 2018 and 2017, there were $16.4 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, the Company classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2019, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

The Company sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. As a result, the Company had accrued federal and state income tax benefits carrying into 2017, when the remaining federal net operating loss was utilized. State operating losses are being carried forward for utilization in future years. In addition to the tax operating losses, the Company was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Company anticipates future taxable income will be sufficient to utilize remaining losses and credits before they begin to expire after 2020. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State operating loss	$371.6	$16.6	2030
Federal tax credits	$238.0	$238.0	2032
State tax credits:
Oklahoma investment tax credits	$183.9	$145.3	N/A
Oklahoma capital investment board credits	$12.4	$12.4	N/A
Oklahoma zero emission tax credits	$34.9	$28.0	2020
Louisiana inventory credits	$0.2	$0.1	2020
N/A - not applicable

10.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2019. The Company may, from time to time, issue shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market. At December 31, 2019, there were 4,774,442 shares of unissued common stock reserved for issuance under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions except per share data)	2019	2018	2017
Net income	$433.6	$425.5	$619.0
Average common shares outstanding:
Basic average common shares outstanding	200.1	199.7	199.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.8	0.3
Diluted average common shares outstanding	200.7	200.5	200.0
Basic earnings per average common share	$2.17	$2.13	$3.10
Diluted earnings per average common share	$2.16	$2.12	$3.10
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

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

Pursuant to the leverage restriction in the Company's revolving credit agreement, the Company must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $661.4 million of the Company's retained earnings from being paid out in dividends. Accordingly, approximately $2.4 billion of the Company's retained earnings as of December 31, 2019 are unrestricted for the payment of dividends.

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $694.9 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $2.2 billion of OG&E's retained earnings as of December 31, 2019 are unrestricted for the payment of dividends.

11.Long-Term Debt

A summary of the Company's long-term debt is included in the Consolidated Statements of Capitalization. The Company has no long-term debt maturing in the next five years. At December 31, 2019, the Company was in compliance with all of its debt agreements.

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

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

Series			Date Due	Amount
				(In millions)
1.20%	-	2.50%	Garfield Industrial Authority, January 1, 2025	$47.0
1.19%	-	2.35%	Muskogee Industrial Authority, January 1, 2025	32.4
1.20%	-	2.48%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

12.Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. As of December 31, 2019, the Company had $112.0 million short-term debt as compared to no short-term debt at December 31, 2018. The following table provides information regarding the Company's revolving credit agreements at December 31, 2019.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$450.0	$112.0	2.06%	(D)	March 8, 2023
OG&E (C)	450.0	0.3	1.00%	(D)	March 8, 2023
Total	$900.0	$112.3	2.06%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2019.
(B)This bank facility is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(D)Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

13.Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

It is the Company's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by the Company's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company made a $20.0 million and $15.0 million contribution to its Pension Plan in 2019 and 2018, respectively. The Company has not determined whether it will need to make any contributions to the Pension Plan in 2020. Any contribution to the Pension Plan during 2020 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. The Company could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2019, 2018 and 2017, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Company recording pension plan settlement charges as presented in the net periodic benefit cost table below. The pension settlement charges did not require a cash outlay by the Company and did not increase the Company's total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Obligations and Funded Status

The following table presents the status of the Company's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2019 and 2018. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the Company's Consolidated Balance Sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the Consolidated Statements of Income in future periods. The benefit obligation for the Company's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for the Company's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2019 was $563.3 million and $8.1 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2018 was $561.9 million and $7.8 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Consolidated Balance Sheets are included in the following table.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Beginning obligations	$615.9	$687.5	$9.6	$8.1	$135.8	$149.4
Service cost	12.9	14.9	0.5	0.4	0.2	0.3
Interest cost	20.7	23.8	0.4	0.3	5.6	5.4
Plan settlements	(83.1)	(73.7)	(1.2)	(2.0)	—	—
Plan amendments	—	—	0.3	—	—	—
Participants' contributions	—	—	—	—	4.1	3.8
Actuarial losses (gains)	64.3	(22.0)	0.7	2.8	2.9	(9.6)
Benefits paid	(14.6)	(14.6)	—	—	(12.1)	(13.5)
Ending obligations	$616.1	$615.9	$10.3	$9.6	$136.5	$135.8

Change in plans' assets
Beginning fair value	$522.8	$635.3	$—	$—	$45.3	$50.2
Actual return on plans' assets	85.2	(39.2)	—	—	4.6	(0.6)
Employer contributions	20.0	15.0	1.2	2.0	5.1	5.4
Plan settlements	(83.1)	(73.7)	(1.2)	(2.0)	—	—
Participants' contributions	—	—	—	—	4.1	3.8
Benefits paid	(14.6)	(14.6)	—	—	(12.1)	(13.5)
Ending fair value	$530.3	$522.8	$—	$—	$47.0	$45.3
Funded status at end of year	$(85.8)	$(93.1)	$(10.3)	$(9.6)	$(89.5)	$(90.5)

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

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$12.9	$14.9	$15.5	$0.5	$0.4	$0.3	$0.2	$0.3	$0.6
Interest cost	20.7	23.8	26.2	0.4	0.3	0.3	5.6	5.4	7.2
Expected return on plan assets	(36.1)	(44.1)	(42.6)	—	—	—	(1.9)	(2.0)	(2.2)
Amortization of net loss	17.3	16.2	17.4	0.5	0.7	0.4	2.0	3.8	2.0
Amortization of unrecognized prior service cost (A)	—	—	(0.1)	—	0.1	0.1	(8.4)	(8.4)	(3.5)
Settlement cost	27.6	25.1	15.3	0.5	1.0	—	—	—	0.6
Total net periodic benefit cost	42.4	35.9	31.7	1.9	2.5	1.1	(2.5)	(0.9)	4.7
Less: Amount paid by unconsolidated affiliates	2.9	2.5	4.3	0.1	0.1	—	(0.6)	(0.5)	0.3
Net periodic benefit cost	$39.5	$33.4	$27.4	$1.8	$2.4	$1.1	$(1.9)	$(0.4)	$4.4
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2019, 2018 and 2017, the Company recognized the following:

Year Ended December 31 (In millions)	2019	2018	2017
Decrease of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(16.1)	$(14.1)	$(2.3)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$17.9	$22.1	$13.2
Arkansas jurisdiction (A)	$1.7	$2.1	$1.1
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

In addition to the net periodic benefit income and cost amounts recognized, as presented in the table above, for the postretirement benefit plans in 2019, 2018 and 2017, the Company recognized the following:

Year Ended December 31 (In millions)	2019	2018	2017
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.0	$4.4	$6.2
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

(In millions)	2019	2018	2017
Capitalized portion of net periodic pension benefit cost	$3.6	$3.8	$4.4
Capitalized portion of net periodic postretirement benefit cost	$0.2	$0.2	$1.2

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2019	2018	2017	2019	2018	2017
Assumptions to determine benefit obligations:
Discount rate	3.15%	4.20%	3.60%	3.25%	4.30%	3.70%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	3.63%	3.73%	4.00%	4.30%	3.70%	4.20%
Expected return on plan assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	4.20%
N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2019 and 2018, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

The overall expected rate of return on plan assets assumption was 7.50 percent in both 2019 and 2018, which was used in determining net periodic benefit cost due to recent returns on the Company's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans. This assumption is reexamined at least annually and updated as necessary. The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 7.00 percent in 2020 with the rates trending downward to 4.50 percent by 2030. The effects of a one-percentage point change in the assumed health care cost trend rate are presented in the following tables.

ONE-PERCENTAGE POINT INCREASE
Year Ended December 31 (In millions)	2019	2018	2017
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	$0.1	$0.1	$0.1

ONE-PERCENTAGE POINT DECREASE
Year Ended December 31 (In millions)	2019	2018	2017
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	$0.3	$0.3	$0.3

Pension Plan

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

Pension Plan Investments

The following tables summarize the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2019 and 2018. There were no Level 3 investments held by the Pension Plan at December 31, 2019 and 2018.

(In millions)	December 31, 2019	Level 1	Level 2	Net Asset Value (A)
Common stocks	$202.0	$202.0	$—	$—
U.S. Treasury notes and bonds (B)	134.8	134.8	—	—
Mortgage- and asset-backed securities	45.8	—	45.8	—
Corporate fixed income and other securities	130.5	—	130.5	—
Commingled fund (C)	23.9	—	—	23.9
Foreign government bonds	3.0	—	3.0	—
U.S. municipal bonds	1.1	—	1.1	—
Money market fund	7.5	—	—	7.5
Mutual fund	2.4	2.4	—	—
Preferred stocks	0.7	0.7	—	—
Futures:
U.S. Treasury futures (receivable)	22.9	—	22.9	—
U.S. Treasury futures (payable)	(10.9)	—	(10.9)	—
Cash collateral	0.6	0.6	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	564.4	$340.5	$192.5	$31.4
Interest and dividends receivable	2.4
Payable to broker for securities purchased	(36.5)
Total Pension Plan assets	$530.3
(A)GAAP allows the measurement of certain investments that do not have a readily determinable fair value at the net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy.
(B)This category represents U.S. Treasury notes and bonds with a Moody's Investors Service rating of Aaa and Government Agency Bonds with a Moody's Investors Service rating of A1 or higher.
(C)This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

(In millions)	December 31, 2018	Level 1	Level 2	Net Asset Value (A)
Common stocks	$169.3	$169.3	$—	$—
U.S. Treasury notes and bonds (B)	137.9	137.9	—	—
Mortgage- and asset-backed securities	65.9	—	65.9	—
Corporate fixed income and other securities	143.2	—	143.2	—
Commingled fund (C)	19.7	—	—	19.7
Foreign government bonds	4.4	—	4.4	—
U.S. municipal bonds	0.6	—	0.6	—
Money market fund	0.3	—	—	0.3
Mutual fund	8.0	8.0	—	—
Futures:
U.S. Treasury futures (receivable)	27.0	—	27.0	—
U.S. Treasury futures (payable)	(20.4)	—	(20.4)	—
Cash collateral	0.7	0.7	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	556.7	$315.9	$220.8	$20.0
Interest and dividends receivable	3.0
Payable to broker for securities purchased	(36.9)
Total Pension Plan assets	$522.8
(A)GAAP allows the measurement of certain investments that do not have a readily determinable fair value at the net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy.
(B)This category represents U.S. Treasury notes and bonds with a Moody's Investors Service rating of Aaa and Government Agency Bonds with a Moody's Investors Service rating of A1 or higher.
(C)This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

As defined in the fair value hierarchy, Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan at the measurement date. Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Level 3 inputs are prices or valuation techniques for the asset or liability that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Unobservable inputs reflect the Plan's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Expected Benefit Payments

The following table summarizes the benefit payments the Company expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan. These expected benefits are based on the same assumptions used to measure the Company's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2020	$58.4
2021	$56.8
2022	$56.2
2023	$55.7
2024	$56.6
After 2024	$249.4

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

Postretirement Plans Investments

The following tables summarize the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2019 and 2018. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2019 and 2018.

(In millions)	December 31, 2019	Level 1	Level 3
Group retiree medical insurance contract	$34.8	$—	$34.8
Mutual funds	10.9	10.9	—
Money market fund	1.2	1.2	—
Total plan investments	$46.9	$12.1	$34.8

(In millions)	December 31, 2018	Level 1	Level 3
Group retiree medical insurance contract	$36.0	$—	$36.0
Mutual funds	8.9	8.9	—
Cash	0.9	0.9	—
Total plan investments	$45.8	$9.8	$36.0

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

Year Ended December 31 (In millions)	2019
Group retiree medical insurance contract:
Beginning balance	$36.0
Claims paid	(3.8)
Investment fees	(0.1)
Net unrealized gains related to instruments held at the reporting date	1.4
Interest income	0.8
Dividend income	0.5
Ending balance	$34.8

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2020	$11.2
2021	$11.2
2022	$11.1
2023	$9.5
2024	$9.4
After 2024	$42.3

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation. The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from the Company's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits. The Company's post-employment benefit obligation was $2.1 million and $1.9 million at December 31, 2019 and 2018, respectively.

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

No Company contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, the Company's contribution may be directed to any available investment option in the 401(k) Plan. The Company match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their Company contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company or its affiliates. The Company contributed $14.4 million, $13.2 million and $13.2 million in 2019, 2018 and 2017, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. The Company matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of the Company or termination of the plan. Deferrals, plus any Company match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2019, those investment options included a Company Common Stock fund, whose value was determined based on the stock price of the Company's common stock. The Company accounts for the contributions related to the Company's executive officers in this plan as Accrued Benefit Obligations, and the Company accounts for the contributions related to the Company's directors in this plan as Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the Consolidated Balance Sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the Consolidated Statements of Income.

Supplemental Executive Retirement Plan

The Company provides a supplemental executive retirement plan in order to attract and retain lateral hires or other executives designated by the Compensation Committee of the Company's Board of Directors who may not otherwise qualify for a sufficient level of benefits under the Company's Pension Plan and Restoration of Retirement Income Plan. The supplemental executive retirement plan is intended to be an unfunded plan and not subject to the benefit limitations of the Code. For the actuarial equivalence calculations, the supplemental executive retirement plan provides that (i) mortality rates shall be based on the unisex mortality table issued under Internal Revenue Service Notice 2018-02 for purposes of determining the minimum present value under Code Section 417(e)(3) for distributions with annuity starting dates that occur during stability periods beginning in the 2019 calendar year and (ii) the interest rate shall be five percent.

14.Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments for the years ended December 31, 2019, 2018 and 2017.

2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,231.6	$—	$—	$—	$2,231.6
Cost of sales	786.9	—	—	—	786.9
Other operation and maintenance	492.5	2.8	(3.5)	—	491.8
Depreciation and amortization	355.0	—	—	—	355.0
Taxes other than income	89.5	0.4	3.7	—	93.6
Operating income (loss)	507.7	(3.2)	(0.2)	—	504.3
Equity in earnings of unconsolidated affiliates	—	113.9	—	—	113.9
Other income (expense)	3.1	(8.6)	2.2	(3.6)	(6.9)
Interest expense	140.5	—	11.0	(3.6)	147.9
Income tax expense (benefit)	20.1	20.7	(11.0)	—	29.8
Net income	$350.2	$81.4	$2.0	$—	$433.6
Investment in unconsolidated affiliates	$—	$1,132.9	$18.6	$—	$1,151.5
Total assets	$10,076.6	$1,135.4	$107.0	$(294.7)	$11,024.3
Capital expenditures	$635.5	$—	$—	$—	$635.5

2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,270.3	$—	$—	$—	$2,270.3
Cost of sales	892.5	—	—	—	892.5
Other operation and maintenance	473.8	1.4	(0.6)	—	474.6
Depreciation and amortization	321.6	—	—	—	321.6
Taxes other than income	88.2	0.6	3.2	—	92.0
Operating income (loss)	494.2	(2.0)	(2.6)	—	489.6
Equity in earnings of unconsolidated affiliates	—	152.8	—	—	152.8
Other income (expense)	25.6	(4.9)	(3.4)	(6.0)	11.3
Interest expense	151.8	—	10.2	(6.0)	156.0
Income tax expense (benefit)	40.0	37.1	(4.9)	—	72.2
Net income (loss)	$328.0	$108.8	$(11.3)	$—	$425.5
Investment in unconsolidated affiliates	$—	$1,166.6	$10.9	$—	$1,177.5
Total assets	$9,704.5	$1,169.8	$184.8	$(310.5)	$10,748.6
Capital expenditures	$573.6	$—	$—	$—	$573.6

2017	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,261.1	$—	$—	$—	$2,261.1
Cost of sales	897.6	—	—	—	897.6
Other operation and maintenance	469.8	(0.8)	(10.3)	—	458.7
Depreciation and amortization	280.9	—	2.6	—	283.5
Taxes other than income	84.8	1.0	3.6	—	89.4
Operating income (loss)	528.0	(0.2)	4.1	—	531.9
Equity in earnings of unconsolidated affiliates	—	131.2	—	—	131.2
Other income (expense)	57.7	(1.0)	(5.4)	(0.9)	50.4
Interest expense	138.4	—	6.3	(0.9)	143.8
Income tax expense (benefit) (A)	141.8	(195.2)	4.1	—	(49.3)
Net income (loss)	$305.5	$325.2	$(11.7)	$—	$619.0
Investment in unconsolidated affiliates	$—	$1,151.9	$8.5	$—	$1,160.4
Total assets	$9,255.6	$1,155.3	$109.1	$(107.3)	$10,412.7
Capital expenditures	$824.1	$—	$—	$—	$824.1
(A)The Company recorded an income tax benefit of $245.2 million and income tax expense of $10.5 million during the fourth quarter of 2017 due to the Company remeasuring deferred taxes related to the natural gas midstream operations and other operations segments, respectively, as a result of the 2017 Tax Act.

15.Commitments and Contingencies

Public Utility Regulatory Policy Act of 1978

OG&E had a QF contract with AES which expired on January 15, 2019 and a QF contract with Oklahoma Cogeneration LLC which expired on August 31, 2019. For the 320 MW AES QF contract and the 120 MW Oklahoma Cogeneration LLC QF contract, OG&E purchased 100 percent of the electricity generated by the QFs.

In December 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. In May 2019, OG&E received the necessary approval from the OCC and the FERC and conditional approval from the APSC to acquire both plants. In May 2019, OG&E acquired the power plant from AES, and in August 2019, OG&E acquired the power plant from Oklahoma Cogeneration LLC. In August 2019, OG&E received final approval from the APSC to acquire both plants. Further discussion can be found in Note 16.

For the years ended December 31, 2019, 2018 and 2017, OG&E made total payments to cogenerators of $14.7 million, $112.4 million and $115.2 million, respectively, of which $7.4 million, $60.0 million and $63.0 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Cost of Sales.

Purchase Obligations and Commitments

The Company's future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2020	2021	2022	2023	2024	Total
Purchase obligations and commitments:
Minimum purchase commitments	$82.6	$55.1	$50.4	$50.4	$32.9	$271.4
Expected wind purchase commitments	55.7	56.0	56.4	56.8	57.5	282.4
Long-term service agreement commitments	2.4	2.4	2.4	13.8	32.1	53.1
Environmental compliance plan expenditures	0.4	—	—	—	—	0.4
Total purchase obligations and commitments	$141.1	$113.5	$109.2	$121.0	$122.5	$607.3

OG&E Minimum Purchase Commitments

OG&E has coal contracts for purchases through June 30, 2020 and May 31, 2021, whereby OG&E has the right but not the obligation to purchase a defined quantity of coal. OG&E purchases its coal through spot purchases on an as-needed basis. As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E has natural gas transportation service contracts with Enable and ONEOK, Inc. The contract with Enable ends in May 2024, and the contract with ONEOK, Inc. ends in August 2037. These transportation contracts grant Enable and ONEOK, Inc. the responsibility of delivering natural gas to OG&E's generating facilities.

OG&E Wind Purchase Commitments

The following table summarizes OG&E's wind power purchase contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2019, 2018 and 2017.

Year Ended December 31 (In millions)	2019	2018	2017
CPV Keenan	$27.2	$27.0	$29.0
Edison Mission Energy	23.1	21.7	22.1
NextEra Energy	7.4	6.8	7.4
FPL Energy (A)	—	2.1	2.6
Total wind power purchased	$57.7	$57.6	$61.1
(A)OG&E's purchased power contract with FPL Energy for 50 MWs expired in 2018.

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. In December 2015, the McClain Long-Term Service Agreement was amended to define the terms and conditions for the exchange of spare rotors between OG&E and General Electric International, Inc. Based on historical usage and current expectations for future usage, this contract is expected to run until 2033. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

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

Environmental Laws and Regulations

The activities of the Company are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Company's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

Affordable Clean Energy Rule

On July 8, 2019, the EPA published the Affordable Clean Energy rule. Numerous parties, not including OG&E, have filed petitions for judicial review of the Affordable Clean Energy rule in the U.S. Court of Appeals for the District of Columbia Circuit. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state, including all of OG&E's coal units, and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Company's future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

16.Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2019, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC and the APSC require that, among other things, (i) the Company permits the OCC and the APSC access to the books and records of the Company and its affiliates relating to transactions with OG&E; (ii) the Company employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) the Company refrain from pledging OG&E assets or income for affiliate transactions. In addition, the FERC has access to the books and records of the Company and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

Completed Regulatory Matters

Arkansas 2018 Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review, OG&E filed an evaluation report under its Formula Rate Plan in October 2018. On March 6, 2019, the APSC approved a settlement agreement for a $3.3 million revenue increase, and new rates were effective as of April 1, 2019.
Approval for Acquisition of Existing Power Plants

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW capacity coal- and natural gas-fired plant from AES and a 146 MW capacity natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC for $53.5 million. The purchase of these assets replaces capacity provided by purchased power contracts that expired in 2019 and helps OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing sought approval of a rider mechanism to collect costs associated with the purchase of these generating facilities. On May 13, 2019, the OCC approved OG&E's acquisition of both plants, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes.

On January 23, 2019, OG&E filed an application for Federal Power Act Section 203 approval with a request for expedited consideration. This application requested FERC's prior authorization to acquire the AES and Oklahoma Cogeneration LLC plants. On May 22, 2019, OG&E received authorization from the FERC to acquire both plants.

On April 24, 2019, OG&E filed an application with the APSC requesting approval of the acquisition, as well as depreciation rates, of the AES and Oklahoma Cogeneration LLC plants, and on May 8, 2019, OG&E received conditional approval for the purchase of the generating facilities. On August 30, 2019, the APSC issued an order finding that the plants to be acquired were used and useful and that the acquisition of the plants was in the public interest. The APSC also approved the depreciation rates to be applied to the acquired plants. The cost OG&E paid for the acquired plants was reviewed by the APSC in OG&E's 2019 Formula Rate Plan filing, and parties reached a settlement agreement requesting the APSC to approve the cost of the acquisitions. OG&E is awaiting a final decision from the APSC.

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

Fuel Adjustment Clause Review for Calendar Year 2018

In June 2019, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2018, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On December 12, 2019, the OCC issued an order deeming OG&E's electric generation, purchased power and fuel procurement costs were prudent.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. In May 2019, all parties agreed to a settlement which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. On November 21, 2019, the FERC approved the settlement agreement.

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

FERC Order for Sponsored Transmission Upgrades within SPP

Under the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Open Access Transmission Tariff required SPP to charge for these upgrades beginning in 2008, but SPP had not been charging its customers for these upgrades due to information system limitations. However, SPP had informed participants in the market that these charges would be forthcoming. In July 2016, the FERC granted SPP's request to recover the charges not billed since 2008. SPP subsequently billed OG&E for these charges and credited OG&E related to transmission upgrades that OG&E had sponsored, which resulted in OG&E being a net receiver of sponsored upgrade credits. The majority of these net credits were refunded to customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Several companies that were net payers of Z2 charges sought rehearing of the FERC's July 2016 order; however, in November 2017, the FERC denied the rehearing requests. In January 2018, one of the impacted companies appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2018, that court granted a motion requested by the FERC that the case be remanded back to the FERC for further examination and proceedings. In February 2019, the FERC reversed its July 2016 order and November 2017 rehearing denial, ruled that SPP violated its tariff to charge for the 2008 - 2015 period in 2016, held that the SPP tariff provision that prohibited those charges could not be waived and ordered SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, on April 1, 2019, OG&E filed a request for rehearing with the FERC, and on May 24, 2019, OG&E filed a FERC 206 complaint against SPP, alleging that SPP's forced unwinding of the revenue credit payments to OG&E would violate the provisions of the Sponsored Upgrade Agreement and of the applicable tariff. OG&E's filing requested that the FERC rule that SPP is not entitled to seek refunds or in any other way seek to unwind the revenue credit payments it had paid to OG&E pursuant to the Sponsored Upgrade Agreement. SPP's response to OG&E's filing agreed that OG&E should be entitled to keep its Z2 payments and argued that SPP should not be held responsible for those payments if refunds are ordered. Further, SPP has requested the FERC to negotiate a global settlement with all impacted parties, including other project sponsors who, like OG&E, have also filed complaints at FERC contending that the payments they have received cannot properly be unwound.

On February 20, 2020, the FERC denied OG&E's request for rehearing of its February 28, 2019 order, denying the waiver and ruling that SPP must seek refunds from project sponsors for Z2 payments for the 2008 - 2015 period and pay them back to transmission owners. The FERC also denied SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider SPP's refund plan. The FERC thus has not set any date for payment of refunds. The FERC's order denying the waiver and requiring refunds is now appealable, and OG&E intends to file a timely appeal.

The Company cannot predict the outcome of this proceeding based on currently available information, and as of December 31, 2019 and at present time, the Company has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Company would be impacted by $5.0 million in expense that initially benefited the Company in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

SPP has recently proposed eliminating Attachment Z2 revenue crediting and replacing it with a different mechanism that would provide project sponsors such as OG&E the same level of recovery they would receive if payments continued under Attachment Z2. The FERC rejected that proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest, finding that providing the possibility of recovering greater than the cost of the investment could serve as an incentive for entities to build merchant transmission projects. The SPP can resubmit a proposal without that cap.

APSC - Environmental Compliance Plan Rider

On May 31, 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held on December 17, 2019. The primary question before the APSC is whether a company can utilize an environmental compliance plan rider while also regulated under a formula rate plan. OG&E is awaiting a final decision from the APSC.

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On January 29, 2020, OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General filed a settlement agreement requesting the APSC approve a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year. A hearing was held on February 5, 2020, and OG&E is awaiting a final decision from the APSC.

Oklahoma Grid Enhancement Plan

On February 24, 2020, OG&E filed an application with the OCC for approval of a mechanism that allows for interim recovery of the costs associated with its grid enhancement plan. The plan includes approximately $800 million of strategic, data-driven investments, over five years, covering grid resiliency, grid automation, communication systems and technology platforms and applications. A procedural schedule has not been set by the OCC.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Certain rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. If the OCC were to ultimately find that some or all of the customers being served are not exempted, then OG&E would have to evaluate the recoverability of some plant investment made to serve these customers. OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue.

17.Quarterly Financial Data (Unaudited)

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

Quarter Ended (In millions, except per share data)		March 31	June 30	September 30	December 31	Total
Operating revenues	2019	$490.0	$513.7	$755.4	$472.5	$2,231.6
	2018	$492.7	$567.0	$698.8	$511.8	$2,270.3
Operating income	2019	$49.7	$110.0	$274.3	$70.3	$504.3
	2018	$66.6	$137.7	$227.3	$58.0	$489.6
Net income	2019	$47.1	$100.2	$250.9	$35.4	$433.6
	2018	$55.0	$110.7	$205.1	$54.7	$425.5
Basic earnings per average common share (A)	2019	$0.24	$0.50	$1.25	$0.18	$2.17
	2018	$0.28	$0.55	$1.03	$0.27	$2.13
Diluted earnings per average common share (A)	2019	$0.24	$0.50	$1.25	$0.18	$2.16
	2018	$0.27	$0.55	$1.02	$0.27	$2.12
(A)Due to the impact of dilution on the earnings per share calculation, quarterly earnings per share amounts may not add to the total.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(collectively referred to as the "consolidated financial statements"). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company had a 25.5% interest at December 31, 2019. The Company's investment in Enable constituted 10.3% and 10.9% of the Company's assets as of December 31, 2019 and 2018, respectively, and the Company's equity earnings in the net income of Enable constituted 24.6%, 30.7% and 23.0% of the Company's income before taxes for the years ended December 31, 2019, 2018, and 2017, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Regulatory Assets and Liabilities

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, OG&E is a regulated utility subject to accounting principles for rate-regulated activities. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected refund to customers in future rates. OG&E records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities and judgments as to matters that could affect the recording or updating of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for regulatory assets and liabilities, including, among others, controls over management’s assessment of the likelihood of approval by regulators for new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets including deferred expenses, pensions and other regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the timing of customer refunds attributable to changes in the tax law were consistent with methods agreed to by regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 26, 2020

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria.
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
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Items 10 through 14 (other than Item 10 information regarding the Code of Ethics) are omitted pursuant to General Instruction G of Form 10-K, because the Company will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 6, 2020. Such proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

(i)The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report:

•Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
•Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
•Consolidated Balance Sheets at December 31, 2019 and 2018
•Consolidated Statements of Capitalization at December 31, 2019 and 2018
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•Management's Report on Internal Control Over Financial Reporting
•Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

(i)The financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.01.

2. Financial Statement Schedule (included in Part IV)

•Schedule II - Valuation and Qualifying Accounts

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

4.19
Supplemental Indenture No. 20 dated as of June 1, 2019 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K filed June 7, 2019 (File No. 1-12579) and incorporated by reference herein).

4.20
Indenture dated as of November 1, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein).

4.21
Supplemental Indenture No. 2 dated as of November 24, 2014 between OGE Energy and UMB Bank, N.A, as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 24, 2014 (File No. 1-12579) and incorporated by reference herein).

4.22	Supplemental Indenture No. 3 dated as of April 26, 2018 being a supplemental instrument to Exhibit 4.20 hereto. (Filed as Exhibit 4.04 to the Company's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).
4.23	Description of Capital Stock.
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

10.07*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2019 (File No. 1-12579) and incorporated by reference herein).

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

10.24*
Form of Restricted Stock Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2019 (File No. 1-12579) and incorporated by reference herein).

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

21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP.
23.02	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2019.
99.02	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).
99.03	Copy of the Settlement Agreement filed with the OCC on May 24, 2019. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 30, 2019 (File No. 1-12579) and incorporated by reference herein).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Represents executive compensation plans and arrangements.

OGE ENERGY CORP.

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2017
Reserve for Uncollectible Accounts	$1.5	$2.6	$2.6	$1.5
Balance at December 31, 2018
Reserve for Uncollectible Accounts	$1.5	$3.4	$3.2	$1.7
Balance at December 31, 2019
Reserve for Uncollectible Accounts	$1.7	$2.2	$2.4	$1.5
(A)Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 26th, 2020.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 26, 2020

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 26, 2020

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer.	February 26, 2020

Frank A. Bozich	Director;
James H. Brandi	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 26, 2020