Form 10-Q
period 2020-03-31
OGE ENERGY CORP.
filed 2020-05-07
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

(Registrant's telephone number, including area code): 405-553-3000

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

At March 31, 2020, there were 200,169,431 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASU	FASB Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy Corp., collectively with its subsidiaries
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	Holding company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Company's 2019 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A. Risk Factors" of "Part II - Other Information" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•the impact on demand for our services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;
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
•the impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets;
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q;
•difficulty in making accurate assumptions and projections regarding future revenues and costs associated with the Company's equity investment in Enable that the Company does not control; and

•other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Company's 2019 Form 10-K and "Item 1A. Risk Factors" of "Part II - Other Information" herein.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$420.4	$477.4
Other revenues	10.9	12.6
Operating revenues	431.3	490.0
COST OF SALES	135.0	212.6
OPERATING EXPENSES
Other operation and maintenance	120.0	119.0
Depreciation and amortization	94.4	82.4
Taxes other than income	25.6	26.3
Operating expenses	240.0	227.7
OPERATING INCOME	56.3	49.7
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	(746.5)	30.7
Allowance for equity funds used during construction	1.3	1.5
Other net periodic benefit expense	(0.5)	(7.0)
Other income	7.4	6.7
Other expense	(6.1)	(5.7)
Net other income (expense)	(744.4)	26.2
INTEREST EXPENSE
Interest on long-term debt	36.6	32.6
Allowance for borrowed funds used during construction	(0.5)	(1.0)
Interest on short-term debt and other interest charges	2.2	3.0
Interest expense	38.3	34.6
INCOME (LOSS) BEFORE TAXES	(726.4)	41.3
INCOME TAX BENEFIT	(234.6)	(5.8)
NET INCOME (LOSS)	$(491.8)	$47.1
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	199.9
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.2	200.5
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$(2.46)	$0.24
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$(2.46)	$0.24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss)	$(491.8)	$47.1
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3 and $0.2, respectively	0.8	0.7
Settlement cost, net of tax of $0.0 and $2.2, respectively	—	6.6
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.2) and ($0.1), respectively	(0.4)	(0.5)
Other comprehensive loss from unconsolidated affiliates, net of tax of ($0.4) and $0.0, respectively	(1.3)	—
Other comprehensive income (loss), net of tax	(0.9)	6.8
Comprehensive income (loss)	$(492.7)	$53.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(491.8)	$47.1
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	94.4	82.4
Deferred income taxes and investment tax credits, net	(254.7)	(0.5)
Equity in (earnings) losses of unconsolidated affiliates	746.5	(30.7)
Distributions from unconsolidated affiliates	33.5	35.3
Allowance for equity funds used during construction	(1.3)	(1.5)
Stock-based compensation expense	2.0	3.0
Regulatory assets	0.3	(7.3)
Regulatory liabilities	(11.7)	(7.0)
Other assets	2.6	(3.8)
Other liabilities	(9.4)	15.9
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	16.2	19.2
Fuel, materials and supplies inventories	(5.0)	9.1
Fuel recoveries	50.3	(22.8)
Other current assets	3.6	(11.0)
Accounts payable	(32.8)	(42.6)
Other current liabilities	(38.8)	(55.9)
Net cash provided from operating activities	103.9	28.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(127.2)	(152.9)
Investment in unconsolidated affiliates	(0.9)	(1.0)
Return of capital - unconsolidated affiliates	3.2	—
Net cash used in investing activities	(124.9)	(153.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	263.0	366.4
Payment of long-term debt	—	(250.0)
Dividends paid on common stock	(79.3)	(75.5)
Cash paid for employee equity-based compensation and expense of common stock	(7.1)	(10.2)
Purchase of treasury stock	(9.7)	—
Net cash provided from financing activities	166.9	30.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	145.9	(94.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	94.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145.9	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145.9	$—
Accounts receivable, less reserve of $1.1 and $1.5, respectively	143.4	153.8
Accrued unbilled revenues	58.9	64.7
Income taxes receivable	0.8	10.9
Fuel inventories	45.5	46.3
Materials and supplies, at average cost	97.2	90.6
Fuel clause under recoveries	—	39.5
Other	30.8	24.4
Total current assets	522.5	430.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	367.5	1,151.5
Other	79.9	82.7
Total other property and investments	447.4	1,234.2
PROPERTY, PLANT AND EQUIPMENT
In service	12,862.4	12,771.1
Construction work in progress	149.5	141.6
Total property, plant and equipment	13,011.9	12,912.7
Less: accumulated depreciation	3,920.9	3,868.1
Net property, plant and equipment	9,091.0	9,044.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	300.0	306.0
Other	10.0	9.3
Total deferred charges and other assets	310.0	315.3
TOTAL ASSETS	$10,370.9	$11,024.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$375.0	$112.0
Accounts payable	157.2	194.9
Dividends payable	77.6	77.6
Customer deposits	83.2	83.0
Accrued taxes	34.9	41.9
Accrued interest	36.1	37.9
Accrued compensation	26.9	40.6
Fuel clause over recoveries	15.6	4.8
Other	48.7	65.2
Total current liabilities	855.2	657.9
LONG-TERM DEBT	3,195.6	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	217.1	225.0
Deferred income taxes	1,129.0	1,375.8
Deferred investment tax credits	7.1	7.1
Regulatory liabilities	1,216.1	1,223.5
Other	198.1	200.3
Total deferred credits and other liabilities	2,767.4	3,031.7
Total liabilities	6,818.2	6,884.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,116.8	1,131.3
Retained earnings	2,465.0	3,036.1
Accumulated other comprehensive loss, net of tax	(28.8)	(27.9)
Treasury stock, at cost	(0.3)	—
Total stockholders' equity	3,552.7	4,139.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,370.9	$11,024.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(491.8)	—	(491.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.9)	(0.9)
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(79.3)	—	(79.3)
Stock-based compensation	—	—	(0.2)	9.4	(14.5)	—	—	(5.1)
Purchase of treasury stock	—	—	0.2	(9.7)	—	—	—	(9.7)
Balance at March 31, 2020	200.1	$2.0	—	$(0.3)	$1,114.8	$2,465.0	$(28.8)	$3,552.7

Balance at December 31, 2018	199.7	$2.0	—	$—	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	—	—	47.1	—	47.1
Other comprehensive income, net of tax	—	—	—	—	—	—	6.8	6.8
Dividends declared on common stock ($0.3650 per share)	—	—	—	—	—	(75.6)	—	(75.6)
Stock-based compensation	0.5	—	—	—	(7.2)	—	—	(7.2)
Balance at March 31, 2019	200.2	$2.0	—	$—	$1,118.5	$2,877.8	$(22.1)	$3,976.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in the Company's 2019 Form 10-K. Changes to the Company's accounting policies as a result of adopting ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information" are incorporated within "Allowance for Uncollectible Accounts Receivables" below and discussed in Note 2 in this Form 10-Q.

Organization

The Company is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south-central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly-owned subsidiaries are included in the Condensed Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at March 31, 2020 and December 31, 2019, the consolidated results of its operations for the three months ended March 31, 2020 and 2019 and its consolidated cash flows for the three months ended March 31, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2020 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2019 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2020	2019
REGULATORY ASSETS
Current:
Generation Capacity Replacement rider under recovery (A)	$4.6	$3.7
Fuel clause under recoveries	—	39.5
Other (A)	8.2	5.5
Total current regulatory assets	$12.8	$48.7
Non-current:
Benefit obligations regulatory asset	$165.2	$167.2
Deferred storm expenses	63.9	65.5
Sooner Dry Scrubbers	20.4	20.6
Smart Grid	16.6	18.4
Unamortized loss on reacquired debt	10.4	10.6
Arkansas deferred pension expenses	7.8	8.0
Pension tracker	0.9	2.3
Other	14.8	13.4
Total non-current regulatory assets	$300.0	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$15.6	$4.8
Reserve for tax refund and interim surcharge (B)	4.8	12.7
Oklahoma demand program rider over recovery (B)	4.4	2.0
SPP cost tracker over recovery (B)	—	2.6
Other (B)	5.6	6.9
Total current regulatory liabilities	$30.4	$29.0
Non-current:
Income taxes refundable to customers, net	$890.9	$899.2
Accrued removal obligations, net	319.7	318.5
Other	5.5	5.8
Total non-current regulatory liabilities	$1,216.1	$1,223.5
(A)Included in Other Current Assets in the Condensed Consolidated Balance Sheets.
(B)Included in Other Current Liabilities in the Condensed Consolidated Balance Sheets.
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
Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the Condensed Consolidated Balance Sheets and is included in the Other Operation and Maintenance in the Condensed Consolidated Statements of Income.

New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed. New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that may be refunded based on customer protection rules defined by the OCC and the APSC. The payment behavior of all existing customers is continuously monitored, and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

The Company considered COVID-19 pandemic impacts when calculating its reserve on accounts receivable as of March 31, 2020, as further discussed in "Item 2. Management's Discussion and Analysis - Recent Developments."

Investment in Unconsolidated Affiliates

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at March 31, 2020 as presented in Note 12. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. When indicators exist, the fair value is estimated and compared to the investment carrying value, and if any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value.

The Company determined, in connection with the preparation of the financial statements for the three months ended March 31, 2020, that an other than temporary decline in the value of the Company's investment in Enable had occurred. Further information detailing the results of the impairment analysis and fair value measurement can be found in Notes 4 and 5.

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

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the three months ended March 31, 2020 and 2019. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(35.1)	$7.8	$(0.6)	$(27.9)
Other comprehensive income (loss) before reclassifications	—	—	(1.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.4)	—	0.4
Balance at March 31, 2020	$(34.3)	$7.4	$(1.9)	$(28.8)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2018	$(38.8)	$9.9	$(28.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	(0.5)	0.2
Settlement cost	6.6	—	6.6
Balance at March 31, 2019	$(31.5)	$9.4	$(22.1)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income (loss) during the three months ended March 31, 2020 and 2019.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended
	March 31,
(In millions)	2020	2019
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(1.1)	$(0.9)	(A)
Settlement cost	—	(8.8)	(A)
	(1.1)	(9.7)	Income (Loss) Before Taxes
	(0.3)	(2.4)	Income Tax Expense (Benefit)
	$(0.8)	$(7.3)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$0.6	$0.6	(A)
	0.6	0.6	Income (Loss) Before Taxes
	0.2	0.1	Income Tax Expense (Benefit)
	$0.4	$0.5	Net Income (Loss)

Total reclassifications for the period, net of tax	$(0.4)	$(6.8)	Net Income (Loss)
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.Accounting Pronouncements

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information." The amendments in this update require entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted this standard in the first quarter of 2020 utilizing a modified-retrospective approach and determined the only financial instrument that the Company currently holds and is required to measure under ASU 2016-13 is its trade receivables. Under this standard, the Company considers forecasts of future economic conditions in addition to the historical data utilized prior to ASU 2016-13 when measuring the reserve for trade receivables. The Company evaluated its reserve for trade receivables in light of the new guidance and determined that no adjustment was necessary to the amount recorded as of January 1, 2020.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted and prospectively applied the new guidance in the first quarter of 2020, which did not have a material effect on the Condensed Consolidated Financial Statements upon adoption. Beginning in the first quarter of 2020, the Company records capitalized implementation costs incurred in a hosting arrangement that is a service contract in Other Current Assets and records the related amortization expense in Other Operation and Maintenance in the Company's Condensed Consolidated Balance Sheet and Statement of Income, respectively.

Disclosure Framework. In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" and ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The new guidance removes, adds, modifies or clarifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient, and disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, respectively. The Company adopted these standards in the first quarter of 2020 and applied the new guidance either retrospectively or prospectively, depending upon the specific disclosure change. ASU 2018-13 and ASU 2018-14 did not have a significant impact on the Company's financial statement disclosures.

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new guidance provides optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Contracts modified between March 12, 2020 and December 31, 2022 as a result of reference rate reform are eligible for these expedients and exceptions. The Company adopted ASU 2020-04 in the first quarter of 2020 and does not expect this standard to have a material impact on the Company's consolidated financial statements.

3.Revenue Recognition

The following table disaggregates the Company's revenues from contracts with customers by customer classification. The Company's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended March 31,
(In millions)	2020	2019
Residential	$166.9	$191.2
Commercial	91.3	95.4
Industrial	41.5	52.3
Oilfield	38.2	49.4
Public authorities and street light	34.7	40.1
System sales revenues	372.6	428.4
Provision for rate refund	(0.6)	(0.1)
Integrated market	7.2	6.7
Transmission	34.2	36.1
Other	7.0	6.3
Revenues from contracts with customers	$420.4	$477.4

4.Investment in Unconsolidated Affiliates and Related Party Transactions

At March 31, 2020, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On March 31, 2020, Enable's common unit price closed at $2.57. The Company recorded equity in losses of unconsolidated affiliates of $746.5 million for the three months ended March 31, 2020 compared to equity in earnings of unconsolidated affiliates of $30.7 million for the three months ended March 31, 2019. Equity in earnings (losses) of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment the Company records on its investment in Enable. The basis difference is being amortized, beginning in 2013, over the average life of the assets to which the basis difference is attributed, which is approximately 30 years. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition. For more information concerning the formation of Enable and the Company's accounting for its investment in Enable, see Note 5 within "Item 8. Financial Statements and Supplementary Data" in the Company's 2019 Form 10-K.

The Company evaluates its equity method investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. At March 31, 2020, the Company estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and the recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, the Company recorded a $780.0 million impairment on its investment in Enable for the three months ended March 31, 2020, which is included in Equity in Earnings of Unconsolidated Affiliates in the Company's 2020 Condensed Consolidated Income Statement. The impairment resulted in an additional layer of basis difference for the Company's investment in Enable that will be amortized over the average life of the assets to which the basis difference is attributed, which is 29 years. Further information concerning the fair value method used to measure the impairment on the Company's investment in Enable can be found in Note 5.

Summarized unaudited financial information for 100 percent of Enable is presented below at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.

	March 31,	December 31,
Balance Sheet	2020	2019
(In millions)
Current assets	$333	$389
Non-current assets	$11,784	$11,877
Current liabilities	$391	$780
Non-current liabilities	$4,374	$4,077

	Three Months Ended
	March 31,
Income Statement	2020	2019
(In millions)
Total revenues	$648	$795
Cost of natural gas and NGLs	$226	$378
Operating income	$146	$165
Net income	$103	$113

The following table reconciles the Company's equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Enable net income	$103.0	$113.3
OGE Energy's percent ownership at period end	25.5%	25.5%
OGE Energy's portion of Enable net income	$26.3	$28.9
Amortization of basis difference and dilution recognition (A)	7.2	1.8
Impairment of OGE Energy's equity method investment in Enable	(780.0)	—
Equity in earnings (losses) of unconsolidated affiliates	$(746.5)	$30.7
(A) Includes loss on dilution, net of proportional basis difference recognition.

The following table reconciles the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2019 to March 31, 2020.

(In millions)
Basis difference at December 31, 2019	$652.5
Amortization of basis difference (A)	(8.2)
Impairment of OGE Energy's equity method investment in Enable	780.0
Basis difference at March 31, 2020	$1,424.3
(A) Includes proportional basis difference recognition due to dilution.

On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. See "Item 2. Management's Discussion and Analysis - Recent Developments" for further discussion of the Company's response.

On May 5, 2020, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is a decrease from the previous quarter's dividend distribution of $0.33050 per unit. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $36.7 million and $35.3 million during the three months ended March 31, 2020 and 2019, respectively.

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

The Company and Enable

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.1 million during both the three months ended March 31, 2020 and 2019.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable's operations. As of March 31, 2020, 80 employees that participate in the Company's defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $6.4 million and $12.4 million during the three months ended March 31, 2020 and 2019, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by $17.0 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $3.8 million as of March 31, 2020 and $0.8 million as of December 31, 2019, which are included in Accounts Receivable in the Company's Condensed Consolidated Balance Sheets.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Operating revenues:
Electricity to power electric compression assets	$3.7	$3.8
Cost of sales:
Natural gas transportation services	$4.7	$14.8
Natural gas purchases (sales)	$0.7	$(1.0)

5.Fair Value Measurements

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
The Company had no financial instruments measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. The following table summarizes the carrying amount and fair value of the Company's financial instruments at March 31, 2020 and December 31, 2019.

	March 31,		December 31,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OG&E Senior Notes	$3,050.7	$3,240.1	$3,050.3	$3,500.4	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$9.7	$9.5	$10.0	Level 3

Nonrecurring Fair Value Measurements

As further discussed in Note 4, the Company recorded an impairment on its investment in Enable at March 31, 2020. The nonrecurring fair value measurement consisted of calculating a 20-trading day volume weighted average price for Enable's common units through March 31, 2020. This method of valuation was determined to be representative of the fair value of Enable's common units as it incorporates market prices during the period and reduces the impact of volatility that a single day could represent. The Company concluded that this valuation method resulted in a Level 3 nonrecurring fair value measurement.

6.Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2020 and 2019 related to the Company's performance units and restricted stock units.

	Three Months Ended March 31,
(In millions)	2020	2019
Performance units:
Total shareholder return	$1.7	$2.2
Earnings per share	0.2	0.5
Total performance units	1.9	2.7
Restricted stock units	0.1	0.3
Total compensation expense	$2.0	$3.0
Income tax benefit	$0.5	$0.8

During the three months ended March 31, 2020, the Company purchased 255,000 shares of its common stock at an average cost of $38.04 per share on the open market, and 247,073 of these shares were used during the same period to satisfy payouts of earned performance units and restricted stock unit grants pursuant to the Company's Stock Incentive Plan. The Company records treasury stock purchases at cost. Treasury stock is presented as a reduction of stockholders' equity in the Company's 2020 Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2020, the Company granted 201,552 performance units (based on total shareholder return over a three-year period) and 67,193 restricted stock units (three-year cliff vesting period) at $38.03 and $43.69 fair value per share, respectively.

7.Income Taxes

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2016. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Additionally, OG&E earns federal tax credits associated with production from its wind facilities. Oklahoma production and investment state tax credits are also earned on investments in electric and solar generating facilities which further reduce the Company's effective tax rate.

8.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2020.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of the Company's common shares outstanding during the period. In the calculation of diluted earnings (loss) per share, weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for the Company consist of performance units and restricted stock units. The following table calculates basic and diluted earnings (loss) per share for the Company.

	Three Months Ended March 31,
(In millions except per share data)	2020	2019
Net income (loss)	$(491.8)	$47.1
Average common shares outstanding:
Basic average common shares outstanding	200.2	199.9
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	—	0.6
Diluted average common shares outstanding	200.2	200.5
Basic earnings (loss) per average common share	$(2.46)	$0.24
Diluted earnings (loss) per average common share	$(2.46)	$0.24
Anti-dilutive shares excluded from earnings per share calculation	—	—

9.Long-Term Debt

At March 31, 2020, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
1.00%	-	5.35%	Garfield Industrial Authority, January 1, 2025	$47.0
1.00%	-	4.31%	Muskogee Industrial Authority, January 1, 2025	32.4
1.00%	-	5.35%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

In April 2020, OG&E issued $300.0 million of 3.25 percent senior notes due April 1, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund ongoing capital expenditures and working capital.

10.Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements. As of March 31, 2020, the Company had $375.0 million of short-term debt as compared to $112.0 million short-term debt at December 31, 2019. The following table provides information regarding the Company's revolving credit agreements at March 31, 2020.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$375.0	1.81%	(D)	March 8, 2023
OG&E (C)	450.0	0.3	1.00%	(D)	March 8, 2023
Total	$900.0	$375.3	1.81%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2020.
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

In April 2020, the Company entered into a $75.0 million unsecured one-year term credit agreement, which is scheduled to terminate on April 7, 2021. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of the Company. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $100.0 million and contains substantially the same covenants as the Company's existing $450.0 million revolving credit agreement.

11.Retirement Plans and Postretirement Benefit Plans

Net Periodic Benefit Cost

The following table presents the net periodic benefit cost components, before consideration of capitalized amounts, of the Company's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Consolidated Financial Statements. Service cost is presented within Other Operation and Maintenance, and the remaining net periodic benefit cost components as listed in the table below are presented within Other Net Periodic Benefit Expense in the Company's Condensed Consolidated Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Expense in the Company's Condensed Consolidated Statements of Income.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$3.7	$3.5	$0.2	$0.1	$0.1	$0.1
Interest cost	4.6	5.7	0.1	0.1	1.1	1.4
Expected return on plan assets	(9.4)	(8.7)	—	—	(0.5)	(0.5)
Amortization of net loss	3.8	3.8	0.1	0.1	0.6	0.6
Amortization of unrecognized prior service cost (A)	—	—	—	—	(2.1)	(2.1)
Settlement cost	—	19.7	—	—	—	—
Total net periodic benefit cost	2.7	24.0	0.4	0.3	(0.8)	(0.5)
Less: Amount paid by unconsolidated affiliates	0.5	0.9	—	—	(0.2)	(0.2)
Net periodic benefit cost	$2.2	$23.1	$0.4	$0.3	$(0.6)	$(0.3)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three months ended March 31, 2020 and 2019, the Company recognized the following:

	Three Months Ended March 31,
(In millions)	2020	2019
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.7	$(1.0)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$—	$11.2
Arkansas jurisdiction (A)	$—	$1.0
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three months ended March 31, 2020 and 2019, the Company recognized the following:

	Three Months Ended March 31,
(In millions)	2020	2019
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.2	$0.3
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Capitalized portion of net periodic pension benefit cost	$1.0	$1.0
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1

12.Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments during the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$431.3	$—	$—	$—	$431.3
Cost of sales	135.0	—	—	—	135.0
Other operation and maintenance	121.0	0.6	(1.6)	—	120.0
Depreciation and amortization	94.4	—	—	—	94.4
Taxes other than income	23.9	0.1	1.6	—	25.6
Operating income (loss)	57.0	(0.7)	—	—	56.3
Equity in earnings (losses) of unconsolidated affiliates (A)	—	(746.5)	—	—	(746.5)
Other income (expense)	1.8	—	1.3	(1.0)	2.1
Interest expense	36.9	—	2.4	(1.0)	38.3
Income tax expense (benefit)	2.0	(179.2)	(57.4)	—	(234.6)
Net income (loss)	$19.9	$(568.0)	$56.3	$—	$(491.8)
Investment in unconsolidated affiliates	$—	$348.0	$19.5	$—	$367.5
Total assets	$10,030.7	$353.4	$252.9	$(266.1)	$10,370.9
(A)At March 31, 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5.

Three Months Ended March 31, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$490.0	$—	$—	$—	$490.0
Cost of sales	212.6	—	—	—	212.6
Other operation and maintenance	120.3	0.4	(1.7)	—	119.0
Depreciation and amortization	82.4	—	—	—	82.4
Taxes other than income	24.4	0.2	1.7	—	26.3
Operating income (loss)	50.3	(0.6)	—	—	49.7
Equity in earnings of unconsolidated affiliates	—	30.7	—	—	30.7
Other income (expense)	2.6	(7.4)	0.7	(0.4)	(4.5)
Interest expense	32.4	—	2.6	(0.4)	34.6
Income tax expense (benefit)	0.9	1.4	(8.1)	—	(5.8)
Net income	$19.6	$21.3	$6.2	$—	$47.1
Investment in unconsolidated affiliates	$—	$1,162.0	$11.9	$—	$1,173.9
Total assets	$9,478.5	$1,173.0	$200.5	$(90.4)	$10,761.6

13.Commitments and Contingencies

Except as set forth below, in Note 14, under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 15 and 16 to the Consolidated Financial Statements included in the Company's 2019 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

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

14.Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 16 to the Consolidated Financial Statements included in the Company's 2019 Form 10-K appropriately represent, in all material respects, the current status of the Company's regulatory matters.

Completed Regulatory Matters

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On January 29, 2020, OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General filed a settlement agreement requesting the APSC approve a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year. On February 28, 2020, the APSC approved the settlement agreement.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC Proceedings

Order for Sponsored Transmission Upgrades within SPP

Under the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Open Access Transmission Tariff required the SPP to charge for these upgrades beginning in 2008, but the SPP had not been charging its customers for these upgrades due to information system limitations. However, the SPP had informed participants in the market that these charges would be forthcoming. In July 2016, the FERC granted the SPP's request to recover the charges not billed since 2008. The SPP subsequently billed OG&E for these charges and credited OG&E related to transmission upgrades that OG&E had sponsored, which resulted in OG&E being a net receiver of sponsored upgrade credits. The majority of these net credits were refunded to customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Several companies that were net payers of Z2 charges sought rehearing of the FERC's July 2016 order; however, in November 2017, the FERC denied the rehearing requests. In January 2018, one of the impacted companies appealed the

FERC's decision to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2018, that court granted a motion requested by the FERC that the case be remanded back to the FERC for further examination and proceedings. In February 2019, the FERC reversed its July 2016 order and November 2017 rehearing denial, ruled that the SPP violated its tariff to charge for the 2008 - 2015 period in 2016, held that the SPP tariff provision that prohibited those charges could not be waived and ordered the SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, in April 2019, OG&E filed a request for rehearing with the FERC, and in May 2019, OG&E filed a FERC 206 complaint against the SPP, alleging that the SPP's forced unwinding of the revenue credit payments to OG&E would violate the provisions of the Sponsored Upgrade Agreement and of the applicable tariff. OG&E's filing requested that the FERC rule that the SPP is not entitled to seek refunds or in any other way seek to unwind the revenue credit payments it had paid to OG&E pursuant to the Sponsored Upgrade Agreement. The SPP's response to OG&E's filing agreed that OG&E should be entitled to keep its Z2 payments and argued that the SPP should not be held responsible for those payments if refunds are ordered. Further, the SPP has requested the FERC to negotiate a global settlement with all impacted parties, including other project sponsors who, like OG&E, have also filed complaints at FERC contending that the payments they have received cannot properly be unwound.
On February 20, 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 - 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. On March 2, 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The appeal will likely be heard later this year.
The Company cannot predict the outcome of this proceeding based on currently available information, and as of March 31, 2020 and at present time, the Company has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Company would be impacted by $5.0 million in expense that initially benefited the Company in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

The SPP has recently proposed eliminating Attachment Z2 revenue crediting and replacing it with a different mechanism that would provide project sponsors such as OG&E the same level of recovery they would receive if payments continued under Attachment Z2. The FERC rejected that proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest, finding that providing the possibility of recovering greater than the cost of the investment could serve as an incentive for entities to build merchant transmission projects. The SPP is allowed to resubmit a proposal without this limited recovery.

APSC Proceedings

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019, and parties submitted additional briefs to the APSC in March 2020. The primary question before the APSC is whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. OG&E is awaiting a final decision from the APSC.

Order Regarding COVID-19

On April 10, 2020, the APSC issued Order No. 1 related to COVID-19 and the provision of safe, adequate and reliable utility service at just and reasonable rates. Among other things, the APSC ordered the suspension of disconnects during the pendency of the Arkansas Governor's emergency declaration or until the directive is rescinded by the APSC, as well as encouraging reasonable payment arrangements once the prohibition is lifted. The APSC also authorized utilities to establish regulatory assets to record costs resulting from the suspension of disconnections. These regulatory assets will be reviewed in future proceedings for reasonableness. The APSC ordered the General Staff of the APSC to consult with utilities to create a quarterly report to be used to report the costs incurred and saved that have been booked to the regulatory asset. OG&E is monitoring the regulatory activity regarding COVID-19 at the APSC and will consider the request for additional regulatory action by the APSC as needed.

On May 1, 2020, OG&E filed a Request for Additional Actions and Tariff Deviation seeking relief from the Arkansas General Service Rules and OG&E's Terms and Conditions under the tariff, in order to allow for: more flexible deferred payment agreements for all customer classes, suspension of increased deposits due to non-payment and suspension of the removal of customers from certain billing and extended due date plans for late payments. In addition, OG&E requested that incremental expenses, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing health-screening processes and securing temporary facilities for potential sequestration of critical operation personnel, be tracked in a regulatory asset. OG&E noted that all possible cost categories are not known currently and reserved the right to file subsequent requests as needed.

OCC Proceedings

Oklahoma Grid Enhancement Plan

On February 24, 2020, OG&E filed an application with the OCC for approval of a mechanism that allows for interim recovery of the costs associated with its grid enhancement plan. The plan includes approximately $800.0 million of strategic, data-driven investments, over five years, covering grid resiliency, grid automation, communication systems and technology platforms and applications. A hearing on the merits is scheduled to begin on July 7, 2020.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Certain rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. If the OCC were to ultimately find that some or all of the customers being served are not exempted, then OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue.

OCC Public Utility Division Motion Regarding COVID-19

On April 28, 2020, the Director of the Public Utility Division filed an application requesting an order from the OCC authorizing action in response to COVID-19. The application requests the OCC to authorize the State's utilities to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020, with the issuance of the Oklahoma Governors' emergency declaration. The application also requests the OCC to allow utilities to defer additional expenses associated with ensuring the continuity of utility service, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing heath-screening processes and securing temporary facilities for potential sequestration of critical operation personnel. The application asks the OCC to consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary and to consider issues such as the incremental bad debt experienced over normal periods, the appropriate period of recovery for any approved amount of regulatory asset, any amount of carrying costs and other related matters. The application is scheduled to be heard by the OCC on May 7, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south-central U.S. The Company conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of the Company and its wholly-owned subsidiaries are included in the Condensed Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation. The Company generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly-owned subsidiaries and ultimately OGE Holdings. Enable was formed in 2013, and its general partner is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company accounts for its interest in Enable using the equity method of accounting. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. As disclosed in the Company's 2019 Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. In an effort to contain COVID-19 or slow its spread, the U.S. federal, state and local governments have enacted various measures, including orders to close businesses not deemed "essential," enact "shelter in place" restrictions on residents and practice social distancing when engaging in essential activities. The COVID-19 outbreak has adversely impacted global markets and activity, including the energy industry, and it is impossible to predict the ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving. The Company's current and potential future responses to the COVID-19 impacts on our employees, customers and shareholders are further discussed below.

•Our top priority is to protect our employees and their families, as well as our customers. We are taking all precautionary measures as directed by health authorities and local and national governments. We continue to monitor the outbreak of COVID-19, and other closures, or closures for a longer period of time, may be required to help ensure the health and safety of our employees and our customers.
•As a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, the Company entered into a one-year $75.0 million term loan agreement in April 2020. Further, OG&E issued $300.0 million in senior notes in April 2020.
•In March 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," which is aimed at addressing the economic disruption resulting from the COVID-19 pandemic and providing certain tax relief to businesses in the U.S. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of FICA payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company concluded that the financial impact of the provisions it adopted is immaterial.
•The Company announced that it would voluntarily suspend all disconnects for nonpayment, effective March 16, 2020. The Company adjusted its reserve on accounts receivable as of March 31, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was not material, incorporated concerns of slower customer payment due to unemployment. Overall, the financial impact of COVID-19 was relatively minor for the three months ended March 31, 2020; however, we expect continued instances of slower payment or non-payment by customers and reduced commercial and industrial demand, depending upon the length and severity of "shelter in place" orders. The Company will continue to monitor the reserve as we gain better clarity on the impacts of COVID-19 on our customers and business. The Company is also monitoring customer usage to determine any impact on load forecasts, in terms of both energy and demand usage. Due to different customer characteristics, the contribution to margin varies by customer class and applicable tariffs. The below table presents a one percent annual gross margin sensitivity by class, based on the gross margin guidance the Company provided in its 2019 Form 10-K. This analysis only incorporates retail gross margin and excludes transmission and other gross margin sensitivities.

Customer Class	1% Margin Sensitivity (In millions)
Residential	$6.5
Commercial	$3.6
Industrial	$1.3
Oilfield	$1.1
Public authorities	$1.2

•Beginning in March 2020, oil and natural gas commodity prices have experienced extreme volatility, primarily attributable to decreased demand resulting from the COVID-19 pandemic and the actions of the Organization of Petroleum Exporting Countries and other oil exporting nations. On April 1, 2020, Enable announced its plan to reduce its quarterly distributions to its shareholders by 50 percent. This change in distribution, which should help strengthen Enable's balance sheet and increase its annualized cash flows, is supported by the Company. The Company does not foresee the need to access equity markets as a result of this reduction in distributions from Enable.

Impairment of the Company's Equity Investment in Enable

At March 31, 2020, the Company estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, the Company recorded a $780.0 million impairment on its investment in Enable for the three months ended March 31, 2020. Further discussion can be found in Notes 4 and 5 in "Item 1. Financial Statements."

Regulatory Matters

Further discussion can be found in Note 14 within "Item 1. Financial Statements."

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On January 29, 2020, OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General filed a settlement agreement requesting the APSC approve a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year. On February 28, 2020, the APSC approved the settlement agreement.

Summary of Operating Results

Net loss was $491.8 million, or $2.46 per diluted share, during the three months ended March 31, 2020 as compared to net income of $47.1 million, or $0.24 per diluted share, during the same period in 2019. The decrease in net income of $538.9 million, or $2.70 per diluted share, is further discussed below.

•A net loss at OGE Holdings of $568.0 million, or $2.84 per diluted share of the Company's common stock, during the three months ended March 31, 2020 compared to net income of $21.3 million, or $0.11 per diluted share of the Company's common stock, during the three months ended March 31, 2019 was primarily due to a decrease in equity in earnings of Enable related to the impairment on the Company's investment in Enable, partially offset by an income tax benefit related to this impairment charge.
•An increase in net income of other operations of $50.1 million, or $0.25 per diluted share of the Company's common stock, was primarily due to higher income tax benefit driven by the impairment recorded on the Company's investment in Enable. The tax benefit impact is due to a consolidating tax adjustment related to the interim period that will reverse over the course of the year.
•An increase in net income at OG&E of $0.3 million was primarily due to higher gross margin (driven by the expiration of the cogeneration credit rider), partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding.

2020 Outlook

Key assumptions for 2020 include:

OG&E

OG&E's earnings outlook for 2020 is unchanged. The utility is projected to earn approximately $346 million to $357 million of net income, or $1.72 to $1.78 per average diluted share, in 2020.

OGE Holdings

As a result of the revised guidance by Enable and the equity method investment impairment recorded by the Company, OGE Holdings projects earnings contributions to be between ($2.59) to ($2.55) per average diluted share. Ongoing earnings per average diluted share are projected to be between $0.36 and $0.40, and the Company expects to receive approximately $93 million in cash distributions. Ongoing earnings per average diluted share is a non-GAAP financial measure; further discussion and a reconciliation in accordance with GAAP can be found under "Non-GAAP Financial Measures" below.

Consolidated OGE

The Company's 2020 earnings guidance has changed from approximately $440 million to $463 million of net income, or $2.19 to $2.31 per average diluted share, to a net loss of approximately ($173) million to ($154) million, or ($0.87) to ($0.77) per average diluted share. Ongoing earnings are projected to be between approximately $417 million to $436 million of net income, or $2.08 to $2.18 per average diluted share. Ongoing earnings and ongoing earnings per average diluted share are non-GAAP financial measures; further discussion and reconciliations in accordance with GAAP can be found under "Non-GAAP Financial Measures" below. The guidance is based on the following assumptions:

•approximately 201 million average diluted shares outstanding;
•an effective tax rate of approximately 41 percent and a 13 percent effective tax rate on ongoing earnings; and
•breakeven results are projected at the holding company which is unchanged.

Non-GAAP Financial Measures

The Company

"Ongoing earnings" and "ongoing earnings per average diluted share" are defined by the Company as GAAP Net Income (Loss) and GAAP Earnings (Loss) per Average Diluted Share adjusted to exclude certain non-cash charges and the associated tax impacts. These financial measures excluded a non-cash charge of $780.0 million, or $3.90 per average diluted share, associated with the impairment of the Company's investment in Enable, which the Company's management considers an unusual and infrequent event. Management believes that ongoing earnings and ongoing earnings per average diluted share provide a more meaningful comparison of earnings results and are more representative of the Company's fundamental core earnings power. The Company's management uses ongoing earnings and ongoing earnings per average diluted share internally for financial planning and analysis, for reporting of results to the Board of Directors and when communicating its earnings outlook to analysts and investors.

Reconciliations of ongoing earnings and ongoing earnings per average diluted share for the three months ended March 31, 2020 are below.

Reconciliation of Ongoing Earnings to GAAP Net Income (Loss)
(In millions)	GAAP Net Income (Loss)	Enable Investment Impairment Charge (A)	Tax Effect	Ongoing Earnings
OG&E (Electric Utility)	$19.9	$—	$—	$19.9
OGE Holdings (Natural Gas Midstream Operations) (B)	(568.0)	780.0	(190.4)	21.6
Other operations (C)	56.3	—	(52.8)	3.5
Consolidated total	$(491.8)	$780.0	$(243.2)	$45.0

Reconciliation of Ongoing Earnings per Average Diluted Share to GAAP Earnings (Loss) per Average Diluted Share
	GAAP Earnings (Loss) per Average Diluted Share	Enable Investment Impairment Charge per Share (A)	Tax Effect per Share	Ongoing Earnings per Average Diluted Share
OG&E (Electric Utility)	$0.10	$—	$—	$0.10
OGE Holdings (Natural Gas Midstream Operations) (B)	(2.84)	3.90	(0.95)	0.11
Other operations (C)	0.28	—	(0.26)	0.02
Consolidated total	$(2.46)	$3.90	$(1.21)	$0.23

(A)Does not include a $4.4 million pre-tax charge recorded during the three months ended March 31, 2020 for the Company's share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.
(B)Tax Effect and Tax Effect per Share are calculated utilizing the Company's effective tax rate for the three months ended March 31, 2020.
(C)As a result of the impairment of the Company's investment in Enable, other operations' GAAP Net Income (Loss) and GAAP Earnings (Loss) per Average Diluted Share include a tax benefit impact due to a consolidating tax adjustment related to the interim period that will reverse over the course of the year.

Reconciliations of ongoing earnings and ongoing earnings per average diluted share included in the 2020 Outlook are below.

Twelve Months Ended December 31, 2020 (A)
OGE Holdings
GAAP net loss per average diluted share	$(2.57)
Enable investment impairment charge per share (B)	2.95
Ongoing earnings per average diluted share	$0.38

Consolidated OGE (In millions)
GAAP net loss	$(163.5)
Enable investment impairment charge (B)	590.0
Ongoing earnings	$426.5

Consolidated OGE
GAAP net loss per average diluted share	$(0.82)
Enable investment impairment charge per share (B)	2.95
Ongoing earnings per average diluted share	$2.13

(A) Based on the midpoint of earnings guidance for 2020.
(B) Represents the tax-effected impairment amount that the Company recorded on its equity investment in Enable for the three months ended March 31, 2020.

OG&E

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2020 and 2019, see "OG&E (Electric Utility) Results of Operations" below.

Enable

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2020 and 2019, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three months ended March 31, 2020 as compared to the same period in 2019 and the Company's consolidated financial position at March 31, 2020. Due to seasonal fluctuations and other factors, the Company's operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions except per share data)	2020	2019
Net income (loss)	$(491.8)	$47.1
Basic average common shares outstanding	200.2	199.9
Diluted average common shares outstanding	200.2	200.5
Basic earnings (loss) per average common share	$(2.46)	$0.24
Diluted earnings (loss) per average common share	$(2.46)	$0.24
Dividends declared per common share	$0.38750	$0.36500

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net income (loss):
OG&E (Electric Utility)	$19.9	$19.6
OGE Holdings (Natural Gas Midstream Operations) (A)	(568.0)	21.3
Other operations (A)(B)	56.3	6.2
Consolidated net income (loss)	$(491.8)	$47.1
(A)At March 31, 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5 in "Item 1. Financial Statements." Other operations includes a tax benefit impact due to a consolidating tax adjustment related to the interim period that will reverse over the course of the year.
(B)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Operating revenues	$431.3	$490.0
Cost of sales	135.0	212.6
Other operation and maintenance	121.0	120.3
Depreciation and amortization	94.4	82.4
Taxes other than income	23.9	24.4
Operating income	57.0	50.3
Allowance for equity funds used during construction	1.3	1.5
Other net periodic benefit income (expense)	(0.5)	0.4
Other income	1.5	1.4
Other expense	0.5	0.7
Interest expense	36.9	32.4
Income tax expense	2.0	0.9
Net income	$19.9	$19.6
Operating revenues by classification:
Residential	$172.3	$195.4
Commercial	94.1	100.2
Industrial	42.6	53.7
Oilfield	39.0	50.2
Public authorities and street light	35.6	41.5
Sales for resale	(0.1)	—
System sales revenues	383.5	441.0
Provision for rate refund	(0.6)	(0.1)
Integrated market	7.2	6.7
Transmission	34.2	36.1
Other	7.0	6.3
Total operating revenues	$431.3	$490.0
Reconciliation of gross margin to revenue:
Operating revenues	$431.3	$490.0
Cost of sales	135.0	212.6
Gross margin	$296.3	$277.4
MWh sales by classification (In millions)
Residential	2.2	2.4
Commercial	1.5	1.3
Industrial	1.1	1.1
Oilfield	1.1	1.2
Public authorities and street light	0.6	0.7
System sales	6.5	6.7
Integrated market	0.3	0.3
Total sales	6.8	7.0
Number of customers	859,628	852,141
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	1.663	3.064
Coal	1.905	1.958
Total fuel	1.531	2.306
Total fuel and purchased power	1.887	2.868
Degree days (A)
Heating - Actual	1,649	2,084
Heating - Normal	1,800	1,798
Cooling - Actual	23	—
Cooling - Normal	13	13

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

OG&E's net income increased $0.3 million, or 1.5 percent, during the three months ended March 31, 2020 as compared to the same period in 2019. Primary drivers for this increase in net income are further discussed below.
Gross margin increased $18.9 million, or 6.8 percent, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the below factors.

(In millions)	$ Change
Price variance (A)	$23.2
New customer growth	6.2
Other	0.8
Weather (price and quantity) (B)	(11.3)
Change in gross margin	$18.9
(A)Increased primarily due to the expiration of the cogeneration credit rider in 2019.
(B)Decreased primarily due to a 20.9 percent decrease in heating degree days for the three months ended March 31, 2020.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $77.6 million, or 36.5 percent, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$(38.9)	(42.8)%
Purchased power costs:
Purchases from SPP (B)	(32.3)	(39.2)%
Cogeneration (C)	(7.2)	(100.0)%
Wind (D)	2.2	17.5%
Transmission expense (E)	(1.4)	(7.5)%
Change in cost of sales	$(77.6)
(A)Decreased primarily due to lower fuel costs related to the generating assets utilized during the three months ended March 31, 2020.
(B)Decreased primarily due to lower market prices primarily due to decreased fuel costs for generators for the three months ended March 31, 2020.
(C)Decreased primarily due to the expiration of cogeneration contracts in 2019.
(D)Increased primarily due to a 16.5 percent increase in MWs purchased during the three months ended March 31, 2020.
(E)Decreased primarily due to lower SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $0.7 million, or 0.6 percent, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the below factors.

(In millions)	$ Change	% Change
New expenses related to River Valley power plant (A)	$4.2	*
Contract technical and construction services	(1.4)	(12.0)%
Vegetation management	(1.1)	(10.6)%
Other	(1.0)	(1.1)%
Change in other operation and maintenance expense	$0.7
*Not applicable, as prior year expenses were zero.
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.

Depreciation and amortization expense increased $12.0 million, or 14.6 percent, during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to additional assets being placed into service and depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Interest on long-term debt increased $4.0 million, or 12.3 percent, during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.
Income tax expense increased $1.1 million during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to higher pretax income and reduced tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues	$—	$—
Cost of sales	—	—
Other operation and maintenance	0.6	0.4
Taxes other than income	0.1	0.2
Operating loss	(0.7)	(0.6)
Equity in earnings (losses) of unconsolidated affiliates (A)	(746.5)	30.7
Other expense	—	7.4
Income (loss) before taxes	(747.2)	22.7
Income tax expense (benefit)	(179.2)	1.4
Net income (loss) attributable to OGE Holdings	$(568.0)	$21.3
(A)At March 31, 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5 in "Item 1. Financial Statements."

Reconciliation of Equity in Earnings (Losses) of Unconsolidated Affiliates

See Note 4 within "Item 1. Financial Statements" for the reconciliation of Enable's net income to OGE Energy's equity in earnings (losses) of unconsolidated affiliates and the reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference).

Enable Results of Operations and Operating Data

The following tables present summarized financial information of Enable for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Reconciliation of gross margin to revenue:
Total revenues	$648	$795
Cost of natural gas and NGLs	226	378
Gross margin	$422	$417
Operating income	$146	$165
Net income	$103	$113

	Three Months Ended
	March 31,
	2020	2019
Natural gas gathered volumes - TBtu/d	4.52	4.54
Natural gas processed volumes - TBtu/d (A)	2.44	2.54
NGLs sold - MBbl/d (B)(C)	121.32	140.09
Crude oil and condensate gathered volumes - MBbl/d	141.25	107.90
Transported volumes - TBtu/d	6.56	6.67
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate.
(C)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net loss of $568.0 million during the three months ended March 31, 2020 compared to net income of $21.3 million during the three months ended March 31, 2019 was primarily due to the impairment on the Company's investment in Enable, which is discussed in more detail in Notes 4 and 5 in "Item 1. Financial Statements." The following table presents summarized information regarding Enable's income statement changes for the three months ended March 31, 2020, as compared to the same period in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$5.0	$1.3
Impairments (A)	$28.0	$(4.4)
Operation and maintenance, General and administrative	$(3.0)	$0.8
(A)Included in the $28.0 million of impairments recorded by Enable is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. These certain long-lived assets are jointly-owned by Enable, which reduces the impairment's impact by 50 percent on the Company's equity in earnings. The Company recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Enable's gathering and processing business segment reported a decrease in operating income of $29.0 million for the three months ended March 31, 2020, as compared to the same period in 2019. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three months ended March 31, 2020, as compared to the same period in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The decrease in Enable's gathering and processing business segment operating income was primarily due to the following:

(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(4.0)	$(1.0)
Impairments (A)	$28.0	$(4.4)
Operating and maintenance, General and administrative	$(3.0)	$0.8
(A)Included in the $28.0 million of impairments recorded by Enable is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. These certain long-lived assets are jointly-owned by Enable, which reduces the impairment's impact by 50 percent on the Company's equity in earnings. The Company recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Gathering and processing gross margin decreased primarily due to:

•a decrease in revenues from NGLs sales less the cost of NGLs due to lower average sales prices for all NGLs products, partially offset by higher recoveries of all NGLs products other than ethane in the Anadarko basin;
•a decrease in revenues from natural gas sales less the cost of natural gas due to lower average natural gas sales prices and lower sales volumes;
•a decrease in processing service fees due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from certain processing arrangements due to an increase in retained volumes at lower average market prices; and
•a decrease in natural gas gathering fees due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the amendment of certain minimum volume commitment contracts in the Arkoma Basin; partially offset by
•an increase in changes of fair value of and realized gains on natural gas, condensate and NGLs derivatives; and
•an increase in crude oil, condensate and produced water gathering revenues, primarily due to an increase in gathered volumes in the Anadarko Basin, partially offset by a decrease in gathered volumes in the Willison Basin.

Enable's transportation and storage business segment reported an increase in operating income of $10.0 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in Enable's transportation and storage business segment operating income was primarily due to an increase of $9.0 million in gross margin, which impacted the Company's equity in earnings by $2.3 million. Transportation and storage gross margin increased primarily due to:

•an increase in firm transportation and storage services due to the recognition of revenue upon the settlement of a rate case, partially offset by lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators;
•an increase in system management activities; and
•an increase in realized gains on natural gas derivatives; partially offset by
•a decrease in natural gas storage inventory due to lower of cost or net realizable value adjustments;
•a decrease in volume-dependent transportation and storage revenues due to lower off-system intrastate transportation rates and volumes, partially offset by the recognition of revenue upon settlement of a rate case; and
•a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGLs prices and lower volumes.

OGE Holdings' income tax benefit was $179.2 million during the three months ended March 31, 2020, as compared to income tax expense of $1.4 million during the same period in 2019. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded on the Company's investment in Enable, partially offset by state deferred tax adjustments related to the Company's investment in Enable.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company's off-balance sheet arrangements from those discussed in the Company's 2019 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,		2020 vs. 2019
(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$103.9	$28.9	$75.0	*
Net cash used in investing activities (B)	$(124.9)	$(153.9)	$29.0	(18.8)%
Net cash provided from financing activities (C)	$166.9	$30.7	$136.2	*
* Change is greater than 100 percent variance.
(A)Increased primarily due to a decrease in vendor payments and increased amounts received from customers at OG&E.
(B)Decreased primarily due to environmental projects at OG&E being completed and placed into service as well as fewer OG&E plant outages in 2020.
(C)Increased primarily due to the payment of long-term debt by OG&E in January 2019, partially offset by a decrease in short-term debt year over year.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at March 31, 2020 compared to December 31, 2019.

Cash and Cash Equivalents increased $145.9 million, primarily due to normal business operations and holding of short-term borrowings as a precautionary measure in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic.

Accounts Receivable and Accrued Unbilled Revenues decreased $16.2 million, or 7.4 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower seasonal usage in March 2020 as compared to December 2019.

Fuel Clause Under Recoveries decreased $39.5 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Assets increased $6.4 million, or 26.2 percent, primarily due to an increase in under-recovered riders and prepayments associated with software expense.
Short-term Debt increased $263.0 million, primarily as a precautionary measure in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreements.

Accounts Payable decreased $37.7 million, or 19.3 percent, primarily due to the timing of vendor payments and lower fuel costs.

Accrued Taxes decreased $7.0 million, or 16.7 percent, primarily resulting from the timing of ad valorem payments, partially offset by tax accruals.

Accrued Compensation decreased $13.7 million, or 33.7 percent, primarily due to 2019 incentive compensation payouts that occurred in the first quarter of 2020, partially offset by 2020 accruals.

Fuel Clause Over Recoveries increased $10.8 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Liabilities decreased $16.5 million, or 25.3 percent, primarily due to changes in amounts owed to OG&E customers.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2020 through 2024 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Form 10-K. Additional capital expenditures beyond those identified in the Company's 2019 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives. The Company remains on track for its approximately $575.0 million in capital investment planned for 2020 as disclosed in the Company's 2019 Form 10-K. However, the progression of, and global response to, the COVID-19 outbreak increases the risk of delays in construction activities and equipment deliveries related to the Company's capital projects, including potential delays in obtaining permits from government agencies, resulting in potential deferral of capital expenditures.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. As indicated above, as a precautionary measure in order to increase the Company's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, the Company entered into a one-year $75.0 million term loan agreement in April 2020. Further, OG&E issued $300.0 million in senior notes in April 2020. The disruption in the capital markets and the commercial paper markets caused by the COVID-19 outbreak could make additional financing more challenging, and there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms or at all.

Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by issuance of commercial paper and by borrowings under its revolving credit agreement. The Company has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E) that mature on March 8, 2023. These bank facilities can also be used as letter of credit facilities. The following tables highlight the Company's short-term debt activity as of and for the three month period ended March 31, 2020.

(Dollars in millions)	March 31, 2020
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.00%
Net available liquidity under revolving credit agreements	$524.7
Balance of cash and cash equivalents	$145.9

(Dollars in millions)	Three Months Ended March 31, 2020
Average balance of short-term debt	$145.2
Weighted-average interest rate of average balance of short-term debt	1.81%
Maximum month-end balance of short-term debt	$375.0

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020. See Note 10 within "Item 1. Financial Statements" for further discussion of the Company's short-term debt activity.

In April 2020, the Company entered into a $75.0 million unsecured one-year term credit agreement, which is scheduled to terminate on April 7, 2021. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of the Company. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $100.0 million and contains substantially the same covenants as the Company's existing $450.0 million revolving credit agreement.

Issuance of Long-Term Debt

In April 2020, OG&E issued $300.0 million of 3.25 percent senior notes due April 1, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund ongoing capital expenditures and working capital.

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

On April 3, 2020, S&P's Global Ratings affirmed its issuer credit and commercial paper ratings, as listed in the Company's 2019 Form 10-K, for both the Company and OG&E. S&P's Global Ratings also affirmed both companies' stable outlooks. S&P's Global Ratings' affirmation follows the announcement that Enable will increase the level of cash it retains, which effectively reduces dividend distributions for the Company by as much as half. However, S&P's Global Ratings indicated it does not expect the Company's credit quality to weaken materially, given the cushion in its current financial measures. Further, S&P's Global Ratings indicated they continue to view OG&E as insulated from the Company, reflecting the combination of OG&E's stronger stand-alone credit profile and sufficient separateness between OG&E and the Company.

On April 21, 2020, Moody's Investors Service did not take direct action but did issue a comment in response to Enable's decision to reduce dividend distributions. Moody's Investors Service stated that, despite the reduction in cash flow, the Company's credit profile is manageable, as it is primarily supported by the stable operations and supportive regulatory environment of OG&E.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three months ended March 31, 2020, Enable made a distribution of $36.7 million to the Company. On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. The Company will receive distributions of $18.3 million in the second quarter of 2020 and does not expect any changes to its operations or foresee the need to access the equity markets as a result of Enable's action.

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

In management's opinion, the areas of the Company where the most significant judgment is exercised for all Company segments include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment. For the electric utility segment, significant judgment is also exercised in the determination of regulatory assets and liabilities and unbilled revenues. For the natural gas midstream segment, significant judgment is also exercised in the determination of any impairment of equity method investments. The selection, application and disclosure of the Company's critical accounting estimates have been discussed with the Company's Audit Committee and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Form 10-K.

Impairment of Equity Method Investments

Investments in unconsolidated affiliates accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment's carrying amount. When it is determined that an indicated impairment is other than temporary, an impairment charge is recognized for the difference between the investment's carrying value and its estimated fair value.

When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee's financial condition and near-term prospects, and our ability and intention to retain our investment for a period that allows for recovery. When estimating an investment's fair value, quoted market prices are utilized, as available, and other rights and privileges that are a feature or attribute of the investment security are considered, as appropriate. Different assumptions could affect the timing and the amount of an impairment of an investment in any period.

At March 31, 2020, the Company estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and the recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, the Company recorded a $780.0 million impairment on its investment in Enable for the three months ended March 31, 2020. Further discussion can be found in Notes 4 and 5 in "Item 1. Financial Statements."

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Company's Condensed Consolidated Financial Statements. At the present time, based on available information, the Company believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. See Notes 13 and 14 within "Item 1. Financial Statements" for a discussion of the Company's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards. These environmental laws and regulations are also discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Form 10-K.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. The Company complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On April 16, 2020, the EPA released a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

The Company currently recycles and provides approximately 89 percent of its ash to the concrete and cement industries for use as a component within their products. Using fly ash in this way enables aggregate manufacturers to minimize their impact on the environment by avoiding the need to extract and process other natural resources.

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

On April 21, 2020, the EPA and U.S. Army Corps of Engineers published in the Federal Register "The Navigable Waters Protection Rule: Definition of Waters of the United States." This final rule replaces the repealed definition of waters of the U.S. from 2015. The effective date of this final rule will be June 22, 2020. The Company does not expect any material impacts as a result of this rule.

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

For further discussion regarding contingencies relating to environmental laws and regulations, see Note 13 within "Item 1. Financial Statements."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Company from those discussed in the Company's 2019 Form 10-K.

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

While remote work arrangements have been implemented in response to the COVID-19 pandemic, the Company believes there have been no material changes to the processes and procedures that impact financial reporting. The Company continues to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of the Company's internal controls over financial reporting and disclosures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Company's 2019 Form 10-K for a description of certain legal proceedings presently pending. Except as described under "Environmental Laws and Regulations" within "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," there are no new significant cases to report against the Company or its subsidiaries, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

Except as detailed below, there have been no significant changes in the Company's risk factors from those discussed in the Company's 2019 Form 10-K, which are incorporated herein by reference.

We face risks related to health epidemics and other outbreaks.

The recent outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements and increased unemployment and will likely result in customer slow payment or non-payment and decreased commercial and industrial load. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects.

Decreased demand for commodities as a result of COVID-19 impacts have impacted the valuation of our investment in Enable, resulting in an impairment charge that had a material adverse impact on our results of operations at March 31, 2020. Further, our operating cash flow is derived partially from cash distributions we receive from Enable. In response to current industry conditions, Enable reduced its dividend distribution by half. Prolonged decreased demand for commodities and/or further reductions in distributions from Enable could materially adversely affect our results of operations, financial condition and cash flows.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in "Item 1A. Risk Factors" in the Company's 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about the Company's purchases of its common stock during the first quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
1/1/20 - 1/31/20	—	$—	N/A	N/A
2/1/20 - 2/29/20	—	$—	N/A	N/A
3/1/20 - 3/31/20	255,000	$38.04	255,000	N/A
N/A - not applicable

During the three months ended March 31, 2020, the Company purchased 255,000 shares of its common stock at an average cost of $38.04 per share on the open market. The shares were used to satisfy payouts of earned performance units and restricted stock unit grants, pursuant to the Company's Stock Incentive Plan, during the three months ended March 31, 2020.

Item 6. Exhibits.

Exhibit No.	Description
4.01
Supplemental Indenture No. 21 dated as of April 1, 2020 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to the Company's Form 8-K filed April 1, 2020 (File No. 1-12579) and incorporated by reference herein).

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Credit Agreement dated as of April 7, 2020 by and between OGE Energy Corp. and BOKF, NA DBA BANK OF OKLAHOMA.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
(Registrant)

By:	/s/ Sarah R. Stafford
Sarah R. Stafford
Controller and Chief Accounting Officer
(On behalf of the Registrant and in her capacity as Chief Accounting Officer)

May 6, 2020