Form 10-Q
period 2020-06-30
OGE ENERGY CORP.
filed 2020-08-06
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

At June 30, 2020, there were 200,169,838 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update from the Financial Accounting Standards Board
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy Corp., collectively with its subsidiaries
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint; OGE Energy indirectly owns 25.5 percent of the common units of Enable and 50 percent of the general partner interest of the general partner of Enable
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	Holding company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$492.0	$501.1	$912.4	$978.5
Other revenues	11.5	12.6	22.4	25.2
Operating revenues	503.5	513.7	934.8	1,003.7
COST OF SALES	137.4	178.7	272.4	391.3
OPERATING EXPENSES
Other operation and maintenance	117.5	119.8	237.5	238.8
Depreciation and amortization	97.3	84.3	191.7	166.7
Taxes other than income	25.9	20.9	51.5	47.2
Operating expenses	240.7	225.0	480.7	452.7
OPERATING INCOME	125.4	110.0	181.7	159.7
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	26.9	35.8	(719.6)	66.5
Allowance for equity funds used during construction	1.3	1.2	2.6	2.7
Other net periodic benefit expense	(1.0)	(0.3)	(1.5)	(7.3)
Other income	14.1	5.0	21.5	11.7
Other expense	(12.4)	(4.4)	(18.5)	(10.1)
Net other income (expense)	28.9	37.3	(715.5)	63.5
INTEREST EXPENSE
Interest on long-term debt	38.8	31.8	75.4	64.4
Allowance for borrowed funds used during construction	(0.5)	(0.6)	(1.0)	(1.6)
Interest on short-term debt and other interest charges	2.5	4.7	4.7	7.7
Interest expense	40.8	35.9	79.1	70.5
INCOME (LOSS) BEFORE TAXES	113.5	111.4	(612.9)	152.7
INCOME TAX EXPENSE (BENEFIT)	27.6	11.2	(207.0)	5.4
NET INCOME (LOSS)	$85.9	$100.2	$(405.9)	$147.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.2	200.2	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.5	200.6	200.2	200.5
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.43	$0.50	$(2.03)	$0.74
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.43	$0.50	$(2.03)	$0.73

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$85.9	$100.2	$(405.9)	$147.3
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.3, $0.6 and $0.5, respectively	1.2	1.0	2.0	1.7
Settlement cost, net of tax of $0.1, $0.1, $0.1 and $2.3, respectively	0.2	0.5	0.2	7.1
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.1), ($0.1), ($0.3) and ($0.2), respectively	(0.4)	(0.4)	(0.8)	(0.9)
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	(0.1)	(0.1)	(0.1)	(0.1)
Other comprehensive loss from unconsolidated affiliates, net of tax of $0.0, $0.0, ($0.4) and $0.0, respectively	—	—	(1.3)	—
Other comprehensive income (loss), net of tax	0.9	1.0	—	7.8
Comprehensive income (loss)	$86.8	$101.2	$(405.9)	$155.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(405.9)	$147.3
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	191.7	166.7
Deferred income taxes and investment tax credits, net	(226.7)	(1.9)
Equity in (earnings) losses of unconsolidated affiliates	719.6	(66.5)
Distributions from unconsolidated affiliates	55.0	70.6
Allowance for equity funds used during construction	(2.6)	(2.7)
Stock-based compensation expense	4.3	5.9
Regulatory assets	(6.1)	(25.6)
Regulatory liabilities	(26.7)	(21.1)
Other assets	1.3	(3.2)
Other liabilities	(15.6)	13.9
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(35.8)	(12.5)
Income taxes receivable	10.4	3.6
Fuel, materials and supplies inventories	(1.5)	7.2
Fuel recoveries	71.9	(28.9)
Other current assets	(10.8)	(4.5)
Accounts payable	(51.2)	(83.4)
Other current liabilities	(8.0)	(36.1)
Net cash provided from operating activities	263.3	128.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(280.8)	(314.5)
Investment in unconsolidated affiliates	(1.5)	(3.2)
Net cash used in investing activities	(282.3)	(317.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297.2	295.9
Increase (decrease) in short-term debt	(37.0)	207.5
Payment of long-term debt	—	(250.0)
Dividends paid on common stock	(156.8)	(148.6)
Cash paid for employee equity-based compensation and expense of common stock	(7.2)	(10.2)
Purchase of treasury stock	(9.7)	—
Net cash provided from financing activities	86.5	94.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	67.5	(94.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	94.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67.5	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67.5	$—
Accounts receivable, less reserve of $2.0 and $1.5, respectively	160.6	153.8
Accrued unbilled revenues	93.7	64.7
Income taxes receivable	0.5	10.9
Fuel inventories	42.7	46.3
Materials and supplies, at average cost	98.8	90.6
Fuel clause under recoveries	—	39.5
Other	35.2	24.4
Total current assets	499.0	430.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	376.5	1,151.5
Other	79.2	82.7
Total other property and investments	455.7	1,234.2
PROPERTY, PLANT AND EQUIPMENT
In service	13,005.4	12,771.1
Construction work in progress	124.0	141.6
Total property, plant and equipment	13,129.4	12,912.7
Less: accumulated depreciation	3,957.3	3,868.1
Net property, plant and equipment	9,172.1	9,044.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	299.4	306.0
Other	12.9	9.3
Total deferred charges and other assets	312.3	315.3
TOTAL ASSETS	$10,439.1	$11,024.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$75.0	$112.0
Accounts payable	144.2	194.9
Dividends payable	77.6	77.6
Customer deposits	82.7	83.0
Accrued taxes	57.5	41.9
Accrued interest	40.3	37.9
Accrued compensation	38.7	40.6
Fuel clause over recoveries	37.2	4.8
Other	41.4	65.2
Total current liabilities	594.6	657.9
LONG-TERM DEBT	3,493.4	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	214.3	225.0
Deferred income taxes	1,165.7	1,375.8
Deferred investment tax credits	7.1	7.1
Regulatory liabilities	1,206.2	1,223.5
Other	193.6	200.3
Total deferred credits and other liabilities	2,786.9	3,031.7
Total liabilities	6,874.9	6,884.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,119.1	1,131.3
Retained earnings	2,473.3	3,036.1
Accumulated other comprehensive loss, net of tax	(27.9)	(27.9)
Treasury stock, at cost	(0.3)	—
Total stockholders' equity	3,564.2	4,139.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,439.1	$11,024.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(491.8)	—	(491.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.9)	(0.9)
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(79.3)	—	(79.3)
Stock-based compensation	—	—	(0.2)	9.4	(14.5)	—	—	(5.1)
Purchase of treasury stock	—	—	0.2	(9.7)	—	—	—	(9.7)
Balance at March 31, 2020	200.1	$2.0	—	$(0.3)	$1,114.8	$2,465.0	$(28.8)	$3,552.7
Net income	—	—	—	—	—	85.9	—	85.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(77.6)	—	(77.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2020	200.1	$2.0	—	$(0.3)	$1,117.1	$2,473.3	$(27.9)	$3,564.2

Balance at December 31, 2018	199.7	$2.0	—	$—	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	—	—	47.1	—	47.1
Other comprehensive income, net of tax	—	—	—	—	—	—	6.8	6.8
Dividends declared on common stock ($0.3650 per share)	—	—	—	—	—	(75.6)	—	(75.6)
Stock-based compensation	0.5	—	—	—	(7.2)	—	—	(7.2)
Balance at March 31, 2019	200.2	$2.0	—	$—	$1,118.5	$2,877.8	$(22.1)	$3,976.2
Net income	—	—	—	—	—	100.2	—	100.2
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	1.0
Dividends declared on common stock ($0.3650 per share)	—	—	—	—	—	(73.1)	—	(73.1)
Stock-based compensation	—	—	—	—	2.9	—	—	2.9
Balance at June 30, 2019	200.2	$2.0	—	$—	$1,121.4	$2,904.9	$(21.1)	$4,007.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in the Company's 2019 Form 10-K. Changes to the Company's accounting policies as a result of adopting ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information" are incorporated within "Allowance for Uncollectible Accounts Receivables" below and discussed in Note 2.

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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 2020 and December 31, 2019, the consolidated results of its operations for the three and six months ended June 30, 2020 and 2019 and its consolidated cash flows for the six months ended June 30, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2020 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2019 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2020	2019
REGULATORY ASSETS
Current:
SPP cost tracker under recovery (A)	$5.8	$—
Generation Capacity Replacement rider under recovery (A)	4.1	3.7
Fuel clause under recoveries	—	39.5
Other (A)	6.8	5.5
Total current regulatory assets	$16.7	$48.7
Non-current:
Benefit obligations regulatory asset	$163.0	$167.2
Deferred storm expenses	63.8	65.5
Sooner Dry Scrubbers	20.2	20.6
Smart Grid	14.8	18.4
Unamortized loss on reacquired debt	10.2	10.6
Arkansas deferred pension expenses	7.6	8.0
COVID-19 deferred expenses	3.8	—
Pension tracker	—	2.3
Other	16.0	13.4
Total non-current regulatory assets	$299.4	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$37.2	$4.8
Reserve for tax refund and interim surcharge (B)	5.9	12.7
Oklahoma demand program rider over recovery (B)	3.6	2.0
SPP cost tracker over recovery (B)	—	2.6
Other (B)	5.7	6.9
Total current regulatory liabilities	$52.4	$29.0
Non-current:
Income taxes refundable to customers, net	$882.6	$899.2
Accrued removal obligations, net	317.9	318.5
Pension tracker	0.4	—
Other	5.3	5.8
Total non-current regulatory liabilities	$1,206.2	$1,223.5
(A)Included in Other Current Assets in the Condensed Consolidated Balance Sheets.
(B)Included in Other Current Liabilities in the Condensed Consolidated Balance Sheets.

In response to the COVID-19 pandemic, the OCC and APSC issued orders allowing OG&E to defer certain expenses related to its COVID-19 response. For additional information about these orders, see Note 14 and "Item 2. Management's Discussion and Analysis - Recent Developments."

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

The Company considered COVID-19 pandemic impacts when calculating its reserve on accounts receivable as of June 30, 2020, as further discussed in "Item 2. Management's Discussion and Analysis - Recent Developments."

Investment in Unconsolidated Affiliates

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at June 30, 2020 as presented in Note 12. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. When indicators exist, the fair value is estimated and compared to the investment carrying value, and if any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value.

The Company determined, effective March 31, 2020, that an other than temporary decline in the value of the Company's investment in Enable had occurred. Further information detailing the results of the Company's impairment analysis and fair value measurement can be found in Notes 4 and 5.

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

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the six months ended June 30, 2020 and 2019. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(35.1)	$7.8	$(0.6)	$(27.9)
Other comprehensive income (loss) before reclassifications	—	—	(1.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	(0.9)	—	1.1
Settlement cost	0.2	—	—	0.2
Balance at June 30, 2020	$(32.9)	$6.9	$(1.9)	$(27.9)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2018	$(38.8)	$9.9	$(28.9)
Amounts reclassified from accumulated other comprehensive income (loss)	1.7	(1.0)	0.7
Settlement cost	7.1	—	7.1
Balance at June 30, 2019	$(30.0)	$8.9	$(21.1)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income (loss) during the three and six months ended June 30, 2020 and 2019.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(1.5)	$(1.3)	$(2.6)	$(2.2)	(A)
Settlement cost	(0.3)	(0.6)	(0.3)	(9.4)	(A)
	(1.8)	(1.9)	(2.9)	(11.6)	Income (Loss) Before Taxes
	(0.4)	(0.4)	(0.7)	(2.8)	Income Tax Expense (Benefit)
	$(1.4)	$(1.5)	$(2.2)	$(8.8)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$0.5	$0.5	$1.1	$1.1	(A)
Actuarial gains	0.1	0.1	0.1	0.1	(A)
	0.6	0.6	1.2	1.2	Income (Loss) Before Taxes
	0.1	0.1	0.3	0.2	Income Tax Expense (Benefit)
	$0.5	$0.5	$0.9	$1.0	Net Income (Loss)

Total reclassifications for the period, net of tax	$(0.9)	$(1.0)	$(1.3)	$(7.8)	Net Income (Loss)
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

2.Accounting Pronouncements

Recently Adopted Accounting Standards

The following table provides an overview of recently adopted accounting pronouncements and their impacts on the Company.

ASU Number and Name	Description	Date of Adoption	Financial Statements and Disclosures Impact
ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information"	This standard requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner.	January 1, 2020	Utilizing a modified-retrospective approach, the Company determined its only financial instrument requiring measurement under ASU 2016-13 is trade receivables. The Company considers both future economic conditions and historical data to measure the reserve for trade receivables under this standard and determined no adjustments to its reserve were necessary upon adoption.
ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)"	The standard aligns requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	January 1, 2020	The new standard did not have a material effect on the Company's financial statements upon adoption. Prospectively, the Company records applicable capitalized implementation costs in Other Current Assets and related amortization expense in Other Operation and Maintenance.
ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework"	The standard removes, adds or modifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient.	January 1, 2020	The Company applied the guidance on a retrospective or prospective basis, depending on the requirement, and did not experience a significant impact on its financial statement disclosures.
ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"	The standard removes, adds or clarifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2020	The Company applied the guidance on a retrospective basis and did not experience a significant impact on its financial statement disclosures.
ASU 2020-04, "Reference Rate Reform (Topic 848)"	This standard provides optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	January 1, 2020	The guidance did not have a material impact upon adoption, nor does the Company expect a material impact in the future, on its consolidated financial statements.

3.Revenue Recognition

The following table disaggregates the Company's revenues from contracts with customers by customer classification. The Company's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Residential	$202.8	$182.3	$369.7	$373.5
Commercial	113.0	115.4	204.3	210.8
Industrial	44.7	52.9	86.2	105.2
Oilfield	38.4	48.9	76.6	98.3
Public authorities and street light	40.6	44.4	75.3	84.5
System sales revenues	439.5	443.9	812.1	872.3
Provision for rate refund	(1.0)	(0.5)	(1.6)	(0.6)
Integrated market	8.5	10.3	15.7	17.0
Transmission	39.8	39.8	74.0	75.9
Other	5.2	7.6	12.2	13.9
Revenues from contracts with customers	$492.0	$501.1	$912.4	$978.5

4.Investment in Unconsolidated Affiliates and Related Party Transactions

At June 30, 2020, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On June 30, 2020, Enable's common unit price closed at $4.68. The Company recorded equity in earnings of unconsolidated affiliates of $26.9 million for the three months ended June 30, 2020 and equity in losses of unconsolidated affiliates of $719.6 million for the six months ended June 30, 2020, compared to equity in earnings of unconsolidated affiliates of $35.8 million and $66.5 million for the three and six months ended June 30, 2019, respectively. Equity in earnings (losses) of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment the Company records on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition. For more information concerning the formation of Enable and the Company's accounting for its investment in Enable, see Note 5 within "Item 8. Financial Statements and Supplementary Data" in the Company's 2019 Form 10-K.

The Company evaluates its equity method investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Effective March 31, 2020, the Company estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and the recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, the Company recorded a $780.0 million impairment on its investment in Enable in March 2020, which is included in Equity in Earnings (Losses) of Unconsolidated Affiliates in the Company's 2020 Condensed Consolidated Income Statement. Further information concerning the fair value method used to measure the impairment on the Company's investment in Enable can be found in Note 5.

Summarized unaudited financial information for 100 percent of Enable is presented below at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.

	June 30,	December 31,
Balance Sheet	2020	2019
(In millions)
Current assets	$374	$389
Non-current assets	$11,687	$11,877
Current liabilities	$290	$780
Non-current liabilities	$4,454	$4,077

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement	2020	2019	2020	2019
(In millions)
Total revenues	$515	$735	$1,163	$1,530
Cost of natural gas and NGLs	$177	$317	$403	$695
Operating income	$80	$167	$226	$332
Net income	$35	$115	$138	$228

The following table reconciles the Company's equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Enable net income	$35.0	$114.8	$138.0	$228.1
OGE Energy's percent ownership at period end	25.5%	25.5%	25.5%	25.5%
OGE Energy's portion of Enable net income	$8.8	$29.3	$35.1	$58.2
Amortization of basis difference and dilution recognition (A)	18.1	6.5	25.3	8.3
Impairment of OGE Energy's equity method investment in Enable	—	—	(780.0)	—
Equity in earnings (losses) of unconsolidated affiliates	$26.9	$35.8	$(719.6)	$66.5
(A) Includes loss on dilution, net of proportional basis difference recognition.

The following table reconciles the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2019 to June 30, 2020. The basis difference is being amortized over approximately 30 years.

(In millions)
Basis difference at December 31, 2019	$652.5
Amortization of basis difference (A)	(26.3)
Impairment of OGE Energy's equity method investment in Enable	780.0
Basis difference at June 30, 2020	$1,406.2
(A) Includes proportional basis difference recognition due to dilution.

On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. See "Item 2. Management's Discussion and Analysis - Recent Developments" for further discussion of the Company's response.

On August 4, 2020, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter and a decrease from the beginning of the year dividend distribution of $0.33050 per unit. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $18.3 million and $35.3 million during the three months ended June 30, 2020 and 2019, respectively, and $55.0 million and $70.6 million during the six months ended June 30, 2020 and 2019, respectively.

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

The Company and Enable

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.1 million during both the three months ended June 30, 2020 and 2019 and $0.2 million during both the six months ended June 30, 2020 and 2019.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable's operations. As of June 30, 2020, 80 employees that participate in the Company's defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $3.8 million and $4.0 million during the three months ended June 30, 2020 and 2019, respectively, and $10.1 million and $16.4 million during the six months ended June 30, 2020 and 2019, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by $16.5 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $2.2 million as of June 30, 2020 and $0.8 million as of December 31, 2019, which are included in Accounts Receivable in the Company's Condensed Consolidated Balance Sheets.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Operating revenues:
Electricity to power electric compression assets	$3.5	$3.8	$7.2	$7.6
Cost of sales:
Natural gas transportation services	$9.4	$9.3	$14.1	$24.1
Natural gas purchases (sales)	$(1.7)	$(3.3)	$(1.0)	$(4.3)

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
The Company had no financial instruments measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. The following table summarizes the carrying amount and fair value of the Company's financial instruments at June 30, 2020 and December 31, 2019.

	June 30,		December 31,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OG&E Senior Notes	$3,348.5	$4,024.7	$3,050.3	$3,500.4	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$10.7	$9.5	$10.0	Level 3

Nonrecurring Fair Value Measurements

As further discussed in Note 4, the Company recorded an impairment on its investment in Enable in March 2020. The nonrecurring fair value measurement consisted of calculating a 20-trading day volume weighted average price for Enable's common units through March 31, 2020. This method of valuation was determined to be representative of the fair value of Enable's common units as it incorporated market prices during the period and reduced the impact of volatility that a single day could represent. The Company concluded that this valuation method resulted in a Level 3 nonrecurring fair value measurement.

6.Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2020 and 2019 related to the Company's performance units and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Performance units:
Total shareholder return	$2.0	$2.3	$3.7	$4.5
Earnings per share	0.1	0.4	0.3	0.9
Total performance units	2.1	2.7	4.0	5.4
Restricted stock units	0.2	0.2	0.3	0.5
Total compensation expense	$2.3	$2.9	$4.3	$5.9
Income tax benefit	$0.6	$0.7	$1.1	$1.5

During the six months ended June 30, 2020, the Company purchased 255,000 shares of its common stock at an average cost of $38.04 per share on the open market, and 247,073 of these shares were used during the same period to satisfy payouts of earned performance units pursuant to the Company's Stock Incentive Plan. The Company records treasury stock purchases at cost. Treasury stock is presented as a reduction of stockholders' equity in the Company's 2020 Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2020, there was an immaterial amount of shares of new common stock issued pursuant to the Company's Stock Incentive Plan to satisfy restricted stock grants.

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

8.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions except per share data)	2020	2019	2020	2019
Net income (loss)	$85.9	$100.2	$(405.9)	$147.3
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.2	200.2	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.3	0.4	—	0.4
Diluted average common shares outstanding	200.5	200.6	200.2	200.5
Basic earnings (loss) per average common share	$0.43	$0.50	$(2.03)	$0.74
Diluted earnings (loss) per average common share	$0.43	$0.50	$(2.03)	$0.73
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.Long-Term Debt

At June 30, 2020, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
0.35%	-	2.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.37%	-	1.50%	Muskogee Industrial Authority, January 1, 2025	32.4
0.35%	-	2.20%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

10.Short-Term Debt and Credit Facilities

The Company holds short-term debt through revolving credit facilities and term credit agreements maturing in one year or less. As of June 30, 2020, the Company had $75.0 million of short-term debt as compared to $112.0 million of short-term debt at December 31, 2019.

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement. In April 2020, the Company entered into a $75.0 million floating rate unsecured one-year term credit agreement and borrowed the full $75.0 million, in order to preserve financial flexibility in response to COVID-19. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of the Company. The term credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $100.0 million and contains substantially the same covenants as the Company's existing $450.0 million revolving credit agreement. The term credit agreement is scheduled to terminate on April 7, 2021. At June 30, 2020, the weighted-average interest rate for the amount drawn on the term loan was 1.25 percent.

The following table provides information regarding the Company's revolving credit agreements at June 30, 2020.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$—	—%	(D)	March 8, 2023
OG&E (C)	450.0	0.3	1.15%	(D)	March 8, 2023
Total	$900.0	$0.3	1.15%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2020.
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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2.8	$2.8	$6.5	$6.3	$0.2	$0.1	$0.4	$0.2
Interest cost	4.6	5.2	9.2	10.9	—	0.1	0.1	0.2
Expected return on plan assets	(9.2)	(8.9)	(18.6)	(17.6)	—	—	—	—
Amortization of net loss	4.6	4.8	8.4	8.6	0.2	0.1	0.3	0.2
Settlement cost	—	0.9	—	20.6	0.3	—	0.3	—
Total net periodic benefit cost	2.8	4.8	5.5	28.8	0.7	0.3	1.1	0.6
Less: Amount paid by unconsolidated affiliates	0.6	0.8	1.1	1.7	—	—	—	—
Net periodic benefit cost	$2.2	$4.0	$4.4	$27.1	$0.7	$0.3	$1.1	$0.6
(A)
In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three and six months ended June 30, 2020 and 2019, the Company recognized the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.6	$(0.7)	$3.3	$(1.7)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$0.3	$0.5	$0.3	$11.7
Arkansas jurisdiction (A)	$—	$0.1	$—	$1.1
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.0	1.4	2.1	2.8
Expected return on plan assets	(0.4)	(0.4)	(0.9)	(0.9)
Amortization of net loss	0.4	0.4	1.0	1.0
Amortization of unrecognized prior service cost (A)	(2.1)	(2.1)	(4.2)	(4.2)
Total net periodic benefit cost	(1.1)	(0.7)	(1.9)	(1.2)
Less: Amount paid by unconsolidated affiliates	(0.2)	(0.1)	(0.4)	(0.3)
Net periodic benefit cost	$(0.9)	$(0.6)	$(1.5)	$(0.9)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and six months ended June 30, 2020 and 2019, the Company recognized the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.6	$0.5	$0.8	$0.8
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8	$1.8	$1.8
Capitalized portion of net periodic postretirement benefit cost	$0.1	$—	$0.1	$0.1

12.Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments during the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$503.5	$—	$—	$—	$503.5
Cost of sales	137.4	—	—	—	137.4
Other operation and maintenance	117.7	0.3	(0.5)	—	117.5
Depreciation and amortization	97.3	—	—	—	97.3
Taxes other than income	25.0	0.1	0.8	—	25.9
Operating income (loss)	126.1	(0.4)	(0.3)	—	125.4
Equity in earnings of unconsolidated affiliates	—	26.9	—	—	26.9
Other income	0.5	—	1.7	(0.2)	2.0
Interest expense	39.3	—	1.7	(0.2)	40.8
Income tax expense	8.4	7.5	11.7	—	27.6
Net income (loss)	$78.9	$19.0	$(12.0)	$—	$85.9
Investment in unconsolidated affiliates	$—	$356.4	$20.1	$—	$376.5
Total assets	$10,367.6	$360.2	$109.1	$(397.8)	$10,439.1

Three Months Ended June 30, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$513.7	$—	$—	$—	$513.7
Cost of sales	178.7	—	—	—	178.7
Other operation and maintenance	120.0	0.3	(0.5)	—	119.8
Depreciation and amortization	84.3	—	—	—	84.3
Taxes other than income	20.1	0.1	0.7	—	20.9
Operating income (loss)	110.6	(0.4)	(0.2)	—	110.0
Equity in earnings of unconsolidated affiliates	—	35.8	—	—	35.8
Other income (expense)	1.5	(0.4)	1.0	(0.6)	1.5
Interest expense	33.3	—	3.2	(0.6)	35.9
Income tax expense (benefit)	4.3	8.1	(1.2)	—	11.2
Net income (loss)	$74.5	$26.9	$(1.2)	$—	$100.2
Investment in unconsolidated affiliates	$—	$1,157.2	$14.1	$—	$1,171.3
Total assets	$9,733.8	$1,160.0	$104.5	$(112.1)	$10,886.2

Six Months Ended June 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$934.8	$—	$—	$—	$934.8
Cost of sales	272.4	—	—	—	272.4
Other operation and maintenance	238.7	0.9	(2.1)	—	237.5
Depreciation and amortization	191.7	—	—	—	191.7
Taxes other than income	48.9	0.2	2.4	—	51.5
Operating income (loss)	183.1	(1.1)	(0.3)	—	181.7
Equity in earnings (losses) of unconsolidated affiliates (A)	—	(719.6)	—	—	(719.6)
Other income	2.3	—	3.0	(1.2)	4.1
Interest expense	76.2	—	4.1	(1.2)	79.1
Income tax expense (benefit)	10.4	(171.7)	(45.7)	—	(207.0)
Net income (loss)	$98.8	$(549.0)	$44.3	$—	$(405.9)
Investment in unconsolidated affiliates	$—	$356.4	$20.1	$—	$376.5
Total assets	$10,367.6	$360.2	$109.1	$(397.8)	$10,439.1
(A)In March 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5.

Six Months Ended June 30, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,003.7	$—	$—	$—	$1,003.7
Cost of sales	391.3	—	—	—	391.3
Other operation and maintenance	240.3	0.7	(2.2)	—	238.8
Depreciation and amortization	166.7	—	—	—	166.7
Taxes other than income	44.5	0.3	2.4	—	47.2
Operating income (loss)	160.9	(1.0)	(0.2)	—	159.7
Equity in earnings of unconsolidated affiliates	—	66.5	—	—	66.5
Other income (expense)	4.1	(7.8)	1.7	(1.0)	(3.0)
Interest expense	65.7	—	5.8	(1.0)	70.5
Income tax expense (benefit)	5.2	9.5	(9.3)	—	5.4
Net income	$94.1	$48.2	$5.0	$—	$147.3
Investment in unconsolidated affiliates	$—	$1,157.2	$14.1	$—	$1,171.3
Total assets	$9,733.8	$1,160.0	$104.5	$(112.1)	$10,886.2

13.Commitments and Contingencies

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

APSC Proceedings

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

Order Regarding COVID-19

On April 10, 2020, the APSC issued Order No. 1 related to COVID-19 and the provision of safe, adequate and reliable utility service at just and reasonable rates. Among other things, the APSC ordered the suspension of customer disconnects for non-payment during the pendency of the Arkansas Governor's emergency declaration or until the directive is rescinded by the APSC, neither of which have occurred yet. The order encourages companies to provide reasonable payment arrangements once the suspension is lifted. The APSC also authorized utilities to establish regulatory assets to record costs resulting from the suspension of disconnections. These regulatory assets will be reviewed in future proceedings for reasonableness. The APSC ordered the General Staff of the APSC to consult with utilities to create a quarterly report to be used to report the costs incurred and saved that have been booked to the regulatory asset. OG&E is monitoring the regulatory activity regarding COVID-19 at the APSC and will consider the request for additional regulatory action by the APSC as needed.

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

On May 27, 2020, the APSC issued an order approving OG&E's request to deviate from the specified terms in the Arkansas General Service Rules and OG&E's Terms and Conditions to allow deferred payment arrangements to be offered to all customer classes and have more flexible payment arrangements. OG&E is authorized to record the expenses requested in its regulatory asset to defer and seek future recovery. The APSC found that because each utility has different cost recovery mechanisms and the magnitude of the utilities' expenses are unknown at this time, the APSC finds that it is premature to decide the exact recovery mechanism for any utility for COVID-19 related costs.

OCC Proceedings

OCC Public Utility Division Motion Regarding COVID-19

On April 28, 2020, the Director of the Public Utility Division filed an application requesting an order from the OCC authorizing action in response to COVID-19. The application requested that the OCC authorize the State's utilities to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020, which coincides with the issuance of the Oklahoma Governor's emergency declaration. The application also requested that the OCC allow utilities to defer additional expenses associated with ensuring the continuity of utility service, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing heath-screening processes and securing temporary facilities for potential sequestration of critical operation personnel. The application asked the OCC to consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary and to consider issues such as the incremental bad debt experienced over normal periods, the appropriate period of recovery for any approved amount of regulatory asset, any amount of carrying costs and other related matters.

On May 7, 2020, the OCC ordered that each utility is authorized to record as a regulatory asset any increased bad debt expense, cost associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020 until September 2020, unless otherwise ordered by the OCC. The OCC will consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary. The OCC will also consider issues such as the incremental bad debt experienced over normal periods, appropriate period of recovery for any approved amount of regulatory assets, any amounts of carrying costs thereon and other related matters. The OCC also authorized utilities to defer expenses associated with ensuring continuity of service and protecting utility personnel, customers and the general public.

Pending Regulatory Matters

Various proceedings pending before state or federal regulatory agencies are described below. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

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
On February 20, 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. On March 2, 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The appeal will likely be decided by the second quarter of 2021.
The Company cannot predict the outcome of this proceeding based on currently available information, and as of June 30, 2020 and at present time, the Company has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Company would be impacted by $5.0 million in expense that initially benefited the Company in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

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

APSC Proceedings

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019. Parties submitted additional briefs to the APSC in March 2020, which were requested due to certain intervenors questioning whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. The APSC Staff concurred with OG&E that the rider may run concurrently with a formula rate plan, and the Arkansas Attorney General and other intervenors were in opposition. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. OG&E will return $5.1 million to customers that had been reserved for refund and will include these costs for recovery in its upcoming Formula Rate Plan filing.

Net Metering Order

On June 1, 2020, the APSC revised its net-metering rules. The revised rules retained 1:1 full credit for net excess generation of residential customers and commercial customers up to 1 MW without demand charges. For larger commercial customers, 1 MW to 20 MW, the APSC found that some cost shifting to non-net-metering customers may occur. While the rules retain 1:1 full credit for net excess generation, they allow for a grid charge. The grid charge is initially set at zero; however, a utility may request approval to revise the grid charge based on evidence that an unreasonable cost shift to non-net-metering customers is occurring. OG&E does not currently have a significant number of net-metering customers in Arkansas.

OG&E is reviewing its existing net-metering tariffs considering the new rules and will request the APSC approve any changes that are believed to be necessary.

OCC Proceedings

Oklahoma Grid Enhancement Plan

On February 24, 2020, OG&E filed an application with the OCC for approval of a mechanism that allows for interim recovery of the costs associated with its grid enhancement plan. The plan includes approximately $800.0 million of strategic, data-driven investments, over five years, covering grid resiliency, grid automation, communication systems and technology platforms and applications. On May 19, 2020, the OCC temporarily suspended the procedural schedule in light of various conditions related to the COVID-19 pandemic and the uncertainty surrounding the method and date in which the hearing on the merits may occur. On July 9, 2020, a prehearing conference was held before the Administrative Law Judge to establish a procedural schedule and lift the stay ordered on May 19, 2020. On July 23, 2020, the OCC issued an order approving the amended procedural schedule and thereby lifting the stay. A hearing on the merits is scheduled for October 8, 2020.

2019 Oklahoma Fuel Prudency

On June 16, 2020, the Public Utility Division Staff filed their application initiating the review of the 2019 fuel adjustment clause and prudence review. OG&E plans to file its Minimum Filing Requirements and Supporting Testimony on August 17, 2020.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Certain rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. If the OCC were to ultimately find that some or all of the customers being served are not exempted, then OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. Currently, the People's Electric Cooperative, Inc. case has been stayed with the OCC, and an appeal has been filed with the Oklahoma Supreme Court.

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

The natural gas midstream operations segment represents the Company's investment in Enable through wholly-owned subsidiaries and ultimately OGE Holdings. Enable was formed in 2013, and its general partner is equally controlled by the Company and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, the Company accounts for its interest in Enable using the equity method of accounting. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. As disclosed in the Company's 2019 Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19, including negative impacts on demand and commodity prices, could exacerbate these risks. If any of those risks were to occur, the Company's business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. In an effort to contain COVID-19 or slow its spread, the U.S. federal, state and local governments enacted various measures, including orders to close or place restrictions on businesses not deemed "essential," enact "shelter in place" restrictions on residents and practice social distancing when engaging in essential activities. The COVID-19 outbreak has adversely impacted global markets and activity, including the energy industry, and it is impossible to predict the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. In Oklahoma City, OG&E's largest service territory, the mayor's "shelter in place" order required residents to stay home except for certain "essential" activities and closed down restaurant dining rooms, personal care services and other businesses that posed a high risk for spreading COVID-19. The order was effective from March 16, 2020 to April 30, 2020. Beginning May 1, 2020, Oklahoma City began its phased "re-opening," and there are currently no city-wide or state-wide "shelter in place" restrictions.

The Company's current and potential future responses to the COVID-19 impacts on its employees, customers and shareholders are further discussed below.

•The Company's top priority is to protect its employees and their families, as well as its customers. The Company is taking all precautionary measures as directed by health authorities and local and national governments. The Company continues to monitor the outbreak of COVID-19, and other facility closures, or closures for a longer period of time, may be required to help ensure the health and safety of its employees and customers. In order to promote the safety of the Company's employees and the continuity of utility service, the Company implemented health-screening processes and increased sanitation efforts at its facilities and secured additional personal protective equipment, among other additional measures taken. The OCC and the APSC both issued accounting orders allowing the Company to defer these incremental costs incurred for recovery.
•As a precautionary measure in order to increase the Company's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, the Company entered into a one-year $75.0 million term loan agreement in April 2020. Further, OG&E issued $300.0 million in senior notes in April 2020.
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
•The Company voluntarily suspended all disconnects for nonpayment, effective March 16, 2020, and on June 25, 2020 announced that it would reinstate disconnects for nonpayment in Oklahoma, effective July 6, 2020. The Company also announced that it will provide broad payment options to customers who repay their past due balances, including a six-month installment plan and the Average Monthly Billing plan which would spread past due balances over a 12-month period. The Company adjusted its reserve on accounts receivable as of June 30, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was $1.1 million, incorporated concerns of continued slower customer payment due to unemployment. The Company deferred this credit reserve amount to a regulatory asset, as both the OCC and the APSC issued accounting orders allowing the Company to seek recovery of incremental bad debt resulting from COVID-19. The Company will continue to monitor the reserve as it gains better clarity on the impacts of COVID-19 on its customers and business. The Company is also monitoring customer usage to determine any impact on load forecasts, in terms of both energy and demand usage. While other customer classes have experienced declines due to COVID-19, residential MWh sales have increased by 2.3 percent on a weather-adjusted basis for the six months ended June 30, 2020 compared to the same period in 2019, likely due to more customers spending a higher percentage of time at home as a result of the pandemic. Due to different customer characteristics, the contribution to margin varies by customer class and applicable tariffs. The below table presents a one percent annual gross margin sensitivity by class, based on the gross margin guidance the Company provided in its 2019 Form 10-K. This analysis only incorporates retail gross margin and excludes transmission and other gross margin sensitivities.

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

Impairment of the Company's Equity Investment in Enable

Effective March 31, 2020, the Company estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, the Company recorded a $780.0 million impairment on its investment in Enable in March 2020. Further discussion can be found in Notes 4 and 5 in "Item 1. Financial Statements."

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

APSC Order Regarding COVID-19

On May 27, 2020, the APSC issued an order approving OG&E's request to deviate from the specified terms in the Arkansas General Service Rules and OG&E's Terms and Conditions to allow deferred payment arrangements to be offered to all customer classes and have more flexible payment arrangements. OG&E is also authorized to defer to a regulatory asset certain incremental expenses, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing health-screening processes and securing temporary facilities for potential sequestration of critical operation personnel, and seek future recovery. The APSC found that it is premature to decide at this time the exact recovery mechanism for any utility for COVID-19 related costs.

OCC Public Utility Division Motion Regarding COVID-19

On May 7, 2020, the OCC ordered that the State's utilities, including OG&E, are authorized to record as a regulatory asset any increased bad debt expense, cost associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020 until September 2020, unless otherwise ordered by the OCC. The OCC will consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary. The OCC will also consider issues such as the incremental bad debt experienced over normal periods, appropriate period of recovery for any approved amount of regulatory assets, any amounts of carrying costs thereon and other related matters. The OCC also authorized utilities to defer expenses associated with ensuring continuity of service and protecting utility personnel, customers and the general public.

Summary of Operating Results

Three Months Ended June 30, 2020 as compared to the Three Months Ended June 30, 2019

Net income was $85.9 million, or $0.43 per diluted share, during the three months ended June 30, 2020 as compared to net income of $100.2 million, or $0.50 per diluted share, during the same period in 2019. The decrease in net income of $14.3 million, or $0.07 per diluted share, is further discussed below.

•A decrease in net income at OGE Holdings of $7.9 million, or $0.03 per diluted share of the Company's common stock, was primarily due to a decrease in equity in earnings of Enable driven by decreased net income from Enable's gathering and processing business resulting from lower natural gas and crude oil gathered volumes and natural gas processed volumes.
•An increase in net income at OG&E of $4.4 million, or $0.02 per diluted share of the Company's common stock, was primarily due to higher gross margin driven by the expiration of the cogeneration credit rider, partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding.
•An increase in net loss of other operations (holding company) of $10.8 million, or $0.06 per diluted share of the Company's common stock, was primarily due to higher income tax expense driven by the partial elimination of the income tax benefit recorded in March 2020 related to the impairment recorded on the Company's investment in Enable. The income tax benefit impact is due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year, as discussed in the Company's first quarter 2020 Form 10-Q.

Six Months Ended June 30, 2020 as compared to the Six Months Ended June 30, 2019

Net loss was $405.9 million, or $2.03 per diluted share, during the six months ended June 30, 2020 as compared to net income of $147.3 million, or $0.73 per diluted share, during the same period in 2019. The decrease in net income of $553.2 million, or $2.76 per diluted share, is further discussed below.

•A net loss at OGE Holdings of $549.0 million, or $2.74 per diluted share of the Company's common stock, during the six months ended June 30, 2020 compared to net income of $48.2 million, or $0.24 per diluted share of the Company's common stock, during the six months ended June 30, 2019 was primarily due to a decrease in equity in earnings of Enable related to the impairment of the Company's investment in Enable recorded in March 2020, partially offset by an income tax benefit related to this impairment charge. The decrease in equity in earnings of Enable was also impacted by decreased net income from Enable's gathering and processing business resulting from lower natural gas gathered and processed volumes.
•An increase in net income at OG&E of $4.7 million, or $0.02 per diluted share of the Company's common stock, was primarily due to higher gross margin driven by the expiration of the cogeneration credit rider, partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding.
•An increase in net income of other operations (holding company) of $39.3 million, or $0.20 per diluted share of the Company's common stock, was primarily due to higher income tax benefit driven by the impairment recorded in March 2020 on the Company's investment in Enable. The income tax benefit impact is due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year, as discussed in the Company's first quarter 2020 Form 10-Q.

2020 Outlook

The Company's 2020 earnings guidance is unchanged. OG&E is projected to earn approximately $346 million to $357 million of net income, or $1.72 to $1.78 per average diluted share. Consolidated earnings guidance for 2020 is projected to range from a net loss of approximately ($173) million to ($154) million, or ($0.87) to ($0.77) per average diluted share. Ongoing earnings are projected to be between approximately $417 million to $436 million of net income, or $2.08 to $2.18 per average diluted share. The guidance is based on approximately 201 million average diluted shares outstanding. Ongoing earnings and ongoing earnings per average diluted share are non-GAAP financial measures; further discussion and reconciliations in accordance with GAAP can be found under "Non-GAAP Financial Measures" below. See the Company's

2019 Form 10-K and Form 10-Q for the quarter ended March 31, 2020 for other key factors and assumptions underlying its 2020 earnings guidance.

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

Reconciliations of ongoing earnings and ongoing earnings per average diluted share for the three and six months ended June 30, 2020 are below.

	OG&E (Electric Utility)	OGE Holdings (Natural Gas Midstream Operations) (B)	Other Operations (C)	Consolidated Total
Three months ended June 30, 2020
(In millions)
GAAP net income (loss)	$78.9	$19.0	$(12.0)	$85.9
Enable investment impairment charge	—	—	—	—
Tax effect	—	—	16.4	16.4
Ongoing earnings	$78.9	$19.0	$4.4	$102.3

GAAP net income (loss) per average diluted share	$0.39	$0.10	$(0.06)	$0.43
Enable investment impairment charge per share	—	—	—	—
Tax effect per share	—	—	0.08	0.08
Ongoing earnings per average diluted share	$0.39	$0.10	$0.02	$0.51

Six months ended June 30, 2020
(In millions)
GAAP net income (loss)	$98.8	$(549.0)	$44.3	$(405.9)
Enable investment impairment charge (A)	—	780.0	—	780.0
Tax effect	—	(190.4)	(36.4)	(226.8)
Ongoing earnings	$98.8	$40.6	$7.9	$147.3

GAAP net income (loss) per average diluted share	$0.49	$(2.74)	$0.22	$(2.03)
Enable investment impairment charge per share (A)	—	3.90	—	3.90
Tax effect per share	—	(0.95)	(0.18)	(1.13)
Ongoing earnings per average diluted share	$0.49	$0.21	$0.04	$0.74
(A) Does not include a $5.4 million pre-tax charge recorded during the six months ended June 30, 2020 for the Company's share of Enable's goodwill, long-lived asset impairments and loss on retirements, as adjusted for basis differences.
(B) Tax effect and tax effect per share are calculated utilizing OGE Holdings' statutory tax rate for the six months ended June 30, 2020.

(C) As a result of the impairment of the Company's investment in Enable, other operations' GAAP net income (loss) and GAAP earnings (loss) per average diluted share include a tax benefit impact due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year.

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
(B) Represents the tax-effected impairment amount that the Company recorded on its equity investment in Enable in March 2020.

OG&E

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2020 and 2019, see "OG&E (Electric Utility) Results of Operations" below.

Enable

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2020 and 2019, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and six months ended June 30, 2020 as compared to the same periods in 2019 and the Company's consolidated financial position at June 30, 2020. Due to seasonal fluctuations and other factors, the Company's operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions except per share data)	2020	2019	2020	2019
Net income (loss)	$85.9	$100.2	$(405.9)	$147.3
Basic average common shares outstanding	200.2	200.2	200.2	200.1
Diluted average common shares outstanding	200.5	200.6	200.2	200.5
Basic earnings (loss) per average common share	$0.43	$0.50	$(2.03)	$0.74
Diluted earnings (loss) per average common share	$0.43	$0.50	$(2.03)	$0.73
Dividends declared per common share	$0.38750	$0.36500	$0.77500	$0.73000

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net income (loss):
OG&E (Electric Utility)	$78.9	$74.5	$98.8	$94.1
OGE Holdings (Natural Gas Midstream Operations) (A)	19.0	26.9	(549.0)	48.2
Other operations (A)(B)	(12.0)	(1.2)	44.3	5.0
Consolidated net income (loss)	$85.9	$100.2	$(405.9)	$147.3
(A)In March 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5 in "Item 1. Financial Statements." Other operations includes a tax benefit impact due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year.
(B)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Operating revenues	$503.5	$513.7	$934.8	$1,003.7
Cost of sales	137.4	178.7	272.4	391.3
Other operation and maintenance	117.7	120.0	238.7	240.3
Depreciation and amortization	97.3	84.3	191.7	166.7
Taxes other than income	25.0	20.1	48.9	44.5
Operating income	126.1	110.6	183.1	160.9
Allowance for equity funds used during construction	1.3	1.2	2.6	2.7
Other net periodic benefit income (expense)	(1.0)	—	(1.5)	0.4
Other income	1.1	1.1	2.6	2.5
Other expense	0.9	0.8	1.4	1.5
Interest expense	39.3	33.3	76.2	65.7
Income tax expense	8.4	4.3	10.4	5.2
Net income	$78.9	$74.5	$98.8	$94.1
Operating revenues by classification:
Residential	$208.4	$186.6	$380.7	$382.0
Commercial	116.1	119.8	210.2	220.1
Industrial	45.7	54.3	88.3	107.9
Oilfield	39.1	49.9	78.1	100.1
Public authorities and street light	41.6	45.8	77.2	87.3
Sales for resale	0.1	0.1	—	0.1
System sales revenues	451.0	456.5	834.5	897.5
Provision for rate refund	(1.0)	(0.5)	(1.6)	(0.6)
Integrated market	8.5	10.3	15.7	17.0
Transmission	39.8	39.8	74.0	75.9
Other	5.2	7.6	12.2	13.9
Total operating revenues	$503.5	$513.7	$934.8	$1,003.7
Reconciliation of gross margin to revenue:
Operating revenues	$503.5	$513.7	$934.8	$1,003.7
Cost of sales	137.4	178.7	272.4	391.3
Gross margin	$366.1	$335.0	$662.4	$612.4
MWh sales by classification (In millions)
Residential	2.2	2.0	4.4	4.4
Commercial	1.5	1.5	3.0	2.9
Industrial	0.9	1.2	2.0	2.3
Oilfield	1.0	1.2	2.1	2.4
Public authorities and street light	0.7	0.7	1.3	1.4
System sales	6.3	6.6	12.8	13.4
Integrated market	0.5	0.3	0.8	0.6
Total sales	6.8	6.9	13.6	14.0
Number of customers	863,234	853,500	863,234	853,500
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	1.907	2.113	1.784	2.527
Coal	1.976	2.067	1.962	1.993
Total fuel	1.764	1.909	1.658	2.118
Total fuel and purchased power	1.921	2.471	1.904	2.672
Degree days (A)
Heating - Actual	302	197	1,951	2,277
Heating - Normal	204	204	2,004	2,004
Cooling - Actual	559	481	582	481
Cooling - Normal	626	626	639	639

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

OG&E's net income increased $4.4 million, or 5.9 percent, and $4.7 million, or 5.0 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Primary drivers for these increases in net income are further discussed below.
Gross margin increased $31.1 million, or 9.3 percent, and $50.0 million, or 8.2 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Price variance (A)	$27.7	$49.9
Quantity impacts (primarily weather) (B)	10.6	4.0
New customer growth	2.6	5.2
Industrial and oilfield sales	(4.6)	(4.7)
Non-residential demand and related revenues	(2.6)	(2.5)
Other	(2.6)	(1.9)
Change in gross margin	$31.1	$50.0
(A)Increased primarily due to the expiration of the cogeneration credit rider in the second half of 2019.
(B)Increased primarily due to a 16.2 percent increase in cooling degree days for the three months ended June 30, 2020. Increased primarily due to a 21.0 percent increase in cooling degree days, partially offset by a 14.3 decrease in heating degree days for the six months ended June 30, 2020.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $41.3 million, or 23.1 percent, and $118.9 million, or 30.4 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Fuel expense (A)	$5.4	$(33.5)	8.0%	(21.2)%
Purchased power costs:
Purchases from SPP (B)	(45.6)	(77.9)	(62.8)%	(50.3)%
Cogeneration (C)	(4.5)	(11.7)	(100.0)%	(100.0)%
Wind (D)	1.9	4.1	12.9%	15.0%
Transmission expense	1.5	0.1	9.1%	0.3%
Change in cost of sales	$(41.3)	$(118.9)
(A)Increased primarily due to higher fuel usage related to the generating assets utilized and decreased primarily due to lower fuel costs related to the generating assets utilized during the three and six months ended June 30, 2020, respectively.
(B)Decreased primarily due to lower market prices as a result of decreased fuel costs for generators for the three and six months ended June 30, 2020.
(C)Decreased primarily due to the expiration of cogeneration contracts in 2019.
(D)Increased primarily due to increases of 18.2 percent and 17.4 percent in MWs purchased during the three and six months ended June 30, 2020, respectively.

Other operation and maintenance expense decreased $2.3 million, or 1.9 percent, and $1.6 million, or 0.7 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Contract technical and construction services	$(3.9)	$(6.2)	(26.7)%	(24.0)%
Other	(1.6)	(2.8)	(1.6)%	(1.3)%
New expenses related to River Valley power plant (A)	3.2	7.4	*	*
Change in other operation and maintenance expense (B)	$(2.3)	$(1.6)
*Change is greater than 100 percent variance.
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.
(B) Certain incremental expenses incurred by OG&E related to its COVID-19 response have been deferred and are included in the regulatory assets and liabilities table in Note 1 within "Item 1. Financial Statements."

Depreciation and amortization expense increased $13.0 million, or 15.4 percent, and $25.0 million, or 15.0 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to additional assets being placed into service and depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Taxes other than income increased $4.9 million, or 24.4 percent, and $4.4 million, or 9.9 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased ad valorem taxes.

Interest on long-term debt increased $7.0 million, or 22.0 percent, and $11.0 million, or 17.1 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.
Income tax expense increased $4.1 million, or 95.3 percent, and $5.2 million, or 100.0 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to higher pretax income and reduced tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	0.3	0.3	0.9	0.7
Taxes other than income	0.1	0.1	0.2	0.3
Operating loss	(0.4)	(0.4)	(1.1)	(1.0)
Equity in earnings (losses) of unconsolidated affiliates (A)	26.9	35.8	(719.6)	66.5
Other expense	—	0.4	—	7.8
Income (loss) before taxes	26.5	35.0	(720.7)	57.7
Income tax expense (benefit)	7.5	8.1	(171.7)	9.5
Net income (loss) attributable to OGE Holdings	$19.0	$26.9	$(549.0)	$48.2
(A)In March 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5 in "Item 1. Financial Statements."

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

Enable Results of Operations and Operating Data

The following tables present summarized financial information of Enable for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Reconciliation of gross margin to revenue:
Total revenues	$515	$735	$1,163	$1,530
Cost of natural gas and NGLs	177	317	403	695
Gross margin	$338	$418	$760	$835
Operating income	$80	$167	$226	$332
Net income	$35	$115	$138	$228

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Natural gas gathered volumes - TBtu/d	4.14	4.62	4.33	4.58
Natural gas processed volumes - TBtu/d (A)	2.04	2.54	2.24	2.54
NGLs sold - MBbl/d (B)(C)	122.99	136.34	122.15	138.20
Crude oil and condensate gathered volumes - MBbl/d	84.68	119.34	112.97	113.65
Transported volumes - TBtu/d	5.40	6.04	5.98	6.36
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate.
(C)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net income decreased $7.9 million, or 29.4 percent, for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to a decrease in equity in earnings of Enable of $8.9 million, partially offset by decreases in other expense and income tax expense. OGE Holdings' net loss of $549.0 million compared to net income of $48.2 million during the six months ended June 30, 2020 and 2019, respectively, was primarily due to the impairment recorded in March 2020 on the Company's investment in Enable, which is discussed in more detail in Notes 4 and 5 in "Item 1. Financial Statements." The following table presents summarized information regarding Enable's income statement changes for the three and six months ended June 30, 2020, as compared to the same periods in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

	Three Months Ended		Six Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(80.0)	$(20.4)	$(75.0)	$(19.1)
Impairments (A)	$—	$—	$28.0	$(4.4)
Operation and maintenance, General and administrative (B)	$12.0	$1.0	$9.0	$1.8
Depreciation and amortization	$(5.0)	$1.3	$(6.0)	$1.5
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
(B)Included in Enable's operation and maintenance and general and administrative expenses for the three and six months ended June 30, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. The Company recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.

Enable's gathering and processing business segment reported a decrease in operating income of $89.0 million and $118.0 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three and six months ended June 30, 2020, as compared to the same periods in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The decreases in Enable's gathering and processing business segment operating income were primarily due to the following:

	Three Months Ended		Six Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(75.0)	$(19.1)	$(79.0)	$(20.1)
Operating and maintenance, General and administrative (A)	$17.0	$(0.2)	$14.0	$0.5
Depreciation and amortization	$(4.0)	$1.0	$(4.0)	$1.0
Impairments (B)	$—	$—	$28.0	$(4.4)
(A)Included in Enable's operation and maintenance and general and administrative expenses for the three and six months ended June 30, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. The Company recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.
(B)Included in the $28.0 million of impairments recorded by Enable is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. These certain long-lived assets are jointly-owned by Enable, which reduces the impairment's impact by 50 percent on the Company's equity in earnings. The Company recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Gathering and processing gross margin decreased for the three months ended June 30, 2020 primarily due to:

•a decrease in revenues from natural gas sales less the cost of natural gas due to lower average sales prices and lower sales volumes;
•a decrease in changes in the fair value of natural gas, condensate and NGLs derivatives;
•a decrease in revenues from NGLs sales less the cost of NGLs due to lower average sales prices for NGLs products;
•a decrease in crude oil, condensate and produced water gathering revenues primarily due to a decrease in gathered volumes;
•a decrease in natural gas gathering fees due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitments contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin; and
•a decrease in intercompany management fees; partially offset by
•an increase in realized gains on natural gas, condensate and NGLs derivatives.

Gathering and processing gross margin decreased for the six months ended June 30, 2020 primarily due to:

•a decrease in revenues from natural gas sales less the cost of natural gas due to lower average sales prices and lower sales volumes;
•a decrease in revenues from NGLs sales less the cost of NGLs due to lower volumes and lower average market prices for NGLs products;

•a decrease in processing service fees due to lower processed volumes under fee-based arrangements, partially offset by the recognition of certain annual minimum processing fee charges;
•a decrease in natural gas gathering fees due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin;
•a decrease in intercompany management fees; and
•a decrease in changes in the fair value of natural gas, condensate and NGLs derivatives; partially offset by
•an increase in realized gains on natural gas, condensate and NGLs derivatives.

Enable's transportation and storage business segment reported an increase in operating income of $2.0 million and $12.0 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three and six months ended June 30, 2020, as compared to the same periods in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increases in Enable's transportation and storage business segment operating income was primarily due to the following:

	Three Months Ended		Six Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(5.0)	$(1.3)	$4.0	$1.0
Operation and maintenance, General and administrative	$(5.0)	$1.3	$(5.0)	$1.3
Depreciation and amortization	$(1.0)	$0.3	$(2.0)	$0.5
Taxes other than income tax	$(1.0)	$0.3	$(1.0)	$0.3

Transportation and storage gross margin decreased for the three months ended June 30, 2020 primarily due to:

•a decrease in firm transportation and storage services due to lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators, partially offset by higher recognized rates subsequent to the settlement of the Mississippi River Transmission, LLC rate case;
•a decrease in volume-dependent transportation and storage revenues due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin;
•an increase in realized losses on natural gas derivatives; and
•a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGLs prices and lower volumes; partially offset by
•an increase in system management activities; and
•a decrease in lower of cost or net realizable value adjustments related to natural gas storage inventories.

Transportation and storage gross margin increased for the six months ended June 30, 2020 primarily due to:

•an increase in system management activities; and
•an increase in firm transportation and storage services due to an increase in recognized rates and the recognition of previously reserved revenue upon settlement of the Mississippi River Transmission, LLC rate case, partially offset by lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators; partially offset by
•a decrease in volume-dependent transportation and storage revenues due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of revenue upon the settlement of the Mississippi River Transmission, LLC rate case;
•a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGLs prices and lower volumes;
•an increase in realized losses on natural gas derivatives; and
•an increase in lower of cost or net realizable value adjustments related to natural gas storage inventories.

OGE Holdings' income tax benefit was $171.7 million during the six months ended June 30, 2020, as compared to income tax expense of $9.5 million during the same period in 2019. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded in March 2020 on the Company's investment in Enable, partially offset by state deferred tax adjustments related to the Company's investment in Enable.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company's off-balance sheet arrangements from those discussed in the Company's 2019 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	June 30,		2020 vs. 2019
(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$263.3	$128.8	$134.5	*
Net cash used in investing activities (B)	$(282.3)	$(317.7)	$35.4	(11.1)%
Net cash provided from financing activities (C)	$86.5	$94.6	$(8.1)	(8.6)%
* Change is greater than 100 percent variance.
(A)Increased primarily due to a decrease in vendor payments, including for fuel and purchased power.
(B)Decreased primarily due to environmental projects at OG&E being completed and placed into service as well as fewer OG&E plant outages in 2020.
(C)Decreased primarily due to a decrease in short-term debt year over year, partially offset by the payment of long-term debt by OG&E in January 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at June 30, 2020 compared to December 31, 2019.

Cash and Cash Equivalents increased $67.5 million, primarily due to normal business operations and holding of short-term borrowings. The Company expects to use the cash over time for general corporate purposes.

Accounts Receivable and Accrued Unbilled Revenues increased $35.8 million, or 16.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2020 as compared to December 2019, as well as increased customer balances due to the disconnection moratorium related to COVID-19, as discussed in "Recent Developments - COVID-19 Pandemic."

Fuel Clause Under Recoveries decreased $39.5 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Assets increased $10.8 million, or 44.3 percent, primarily due to an increase in under-recovered riders and prepayments associated with software expense.
Short-term Debt decreased $37.0 million, or 33.0 percent, primarily due to operating needs. Short-term debt is held as a precautionary measure in order to preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement.

Accounts Payable decreased $50.7 million, or 26.0 percent, primarily due to the timing of vendor payments and lower fuel costs.

Accrued Taxes increased $15.6 million, or 37.2 percent, primarily resulting from deferment of the employer portion of FICA payroll taxes as allowed by the CARES Act and the timing of ad valorem payments, partially offset by tax accruals.

Fuel Clause Over Recoveries increased $32.4 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Liabilities decreased $23.8 million, or 36.5 percent, primarily due to changes in amounts owed to OG&E customers which includes an $18.3 million reduction in SPP reserves related to the transmission formula rate.

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

Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement.

The Company has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E) that mature on March 8, 2023. These bank facilities can also be used as letter of credit facilities. The following table provides information about the Company's revolving credit agreements at June 30, 2020.

(Dollars in millions)	June 30, 2020
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements	$899.7
Balance of cash and cash equivalents	$67.5

In April 2020, the Company entered into a $75.0 million floating rate unsecured one-year term credit agreement and borrowed the full $75.0 million, in order to preserve financial flexibility in response to COVID-19. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of the Company. The term credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $100.0 million and contains substantially the same covenants as the Company's existing $450.0 million revolving credit agreement. The term credit agreement is scheduled to terminate on April 7, 2021. At June 30, 2020, the weighted-average interest rate for the amount drawn on the term loan was 1.25 percent.

The following table highlights the Company's total short-term debt activity for the three and six months ended June 30, 2020.

(Dollars in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Average balance of short-term debt	$75.0	$107.6
Weighted-average interest rate of average balance of short-term debt	1.54%	1.70%
Maximum month-end balance of short-term debt	$75.0	$247.3

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

On July 27, 2020, S&P's Global Ratings issued their annual update for OG&E, indicating their issuer credit rating, commercial paper rating and outlook for OG&E are unchanged from those affirmed on April 3, 2020.

On June 24, 2020, Moody's Investors Service issued an opinion to update its credit analysis for the Company and OG&E, in light of COVID-19 developments. Moody's Investors Service indicated it expects the Company and its subsidiaries, including OG&E, to be resilient to recessionary pressures related to COVID-19 because of the Company's and OG&E's primary rate regulated, essential service business model and cost recovery framework. Nevertheless, Moody's Investors Service indicated it is watching for electric usage declines, utility bill payment delinquency and the regulatory response to counter these effects on earnings and cash flow. Further, Moody's Investor Service indicated that the effects of the pandemic could result in financial metrics that are weaker than expected but see these issues as temporary and not reflective of the core operations or long-term financial or credit profile of the Company and OG&E. Moody's Investor Service indicated that it views OG&E's regulatory relationships in Oklahoma as generally supportive and is a key credit driver for both the Company and OG&E. Additionally, while Enable's quarterly distribution reduction is credit negative, Moody's Investor Service indicated the Company's financial metrics are expected to remain solid.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and six months ended June 30, 2020, Enable made a distribution of $18.3 million and $55.0 million to the Company, respectively. On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. The Company does not expect any changes to its operations or foresee the need to access the equity markets as a result of Enable's action.

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

When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee's financial condition and near-term prospects, and management's ability and intention to retain the investment for a period that allows for recovery. When estimating an investment's fair value, quoted market prices are utilized, as available, and other rights and privileges that are a feature or attribute of the investment security are considered, as appropriate. Different assumptions could affect the timing and the amount of an impairment of an investment in any period.

In March 2020, the Company estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and the recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, the Company recorded a $780.0 million impairment on its investment in Enable in March 2020. Further discussion can be found in Notes 4 and 5 in "Item 1. Financial Statements."

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. The EPA has proposed to conduct a rulemaking which may include emission reduction requirements for electric generating units.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. The Company complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On April 16, 2020, the EPA released a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today. Petitions for judicial review of the final May 2020 rule have been filed at the D.C. Circuit Court.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the due date for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. On July 1, 2020, the Oklahoma Department of Environmental Quality notified OG&E that the Horseshoe Lake generating units are to be included in the state's evaluation of visibility impairment impacts to the Wichita Mountains. OG&E will have to conduct an analysis of all potential control measures for NOx on these units. The Oklahoma Department of Environmental Quality will identify any cost-effective control measures in a Regional Haze SIP, to be submitted to the EPA for approval by July 31, 2021. It is unknown at this time what the outcome, or any potential material impacts, will be from the evaluations by OG&E, the Oklahoma Department of Environmental Quality and the EPA.

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

Vegetation Management

On July 10, 2020, the U.S. Department of Agriculture – Forest Service published a final rule which updates procedures for creating operating plans and agreements for powerline facility maintenance and vegetation management within and abutting the linear boundary of a special use authorization for a powerline facility within Forest Service lands. This rule codifies the memorandum of understanding between utilities such as OG&E and the Forest Service regarding vegetation management best practices. All companies will be required to have an approved operating plan or agreement with the Forest Service. OG&E will be required to submit a draft operating plan to the Forest Service by August 10, 2023 for ongoing maintenance and vegetation management activities located within the Ozark National Forest in Arkansas.

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

While remote work arrangements were implemented in response to the COVID-19 pandemic, the Company believes there have been no material changes to the processes and procedures that impact financial reporting. The Company continues to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of the Company's internal controls over financial reporting and disclosures.

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

The outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements, increased unemployment, customer slow payment or non-payment and decreased commercial and industrial load. We expect these particular COVID-19 impacts will likely continue in the near future. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects.

The effects of COVID-19 and concerns regarding its global spread have negatively impacted domestic and international demand for natural gas, NGLs and crude oil, which has and could continue to contribute to price volatility and materially and adversely affect Enable's customers' operations and future production, resulting in less demand for Enable's services and/or the reduction of commercial opportunities that might otherwise be available to Enable. In response to sharp declines in demand for oil and gas as well as commodity prices resulting from the economic impact of COVID-19, many producers have significantly reduced previously anticipated drilling and production and may make additional reductions in the future. Decreased demand for commodities as a result of COVID-19 impacted the valuation of our investment in Enable, resulting in an impairment charge in March 2020 that had a material adverse impact on our results of operations for the six months ended June 30, 2020. Further, our operating cash flow is derived partially from cash distributions we receive from Enable. In response to current industry conditions, Enable reduced its dividend distribution by half, effective April 1, 2020. Prolonged decreased demand for commodities and/or further reductions in distributions from Enable could materially adversely affect our results of operations, financial condition and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On August 3, 2020, Mr. Stephen E. Merrill, Chief Financial Officer, notified the Company that he intends to retire at year-end 2020.

On August 5, 2020, the Company's Board of Directors elected a new director, Luther C. Kissam, IV, to a term beginning on September 1, 2020 and expiring at the Company's Annual Meeting of Shareholders scheduled for May 2021, at which time he is expected to be nominated for approval by the Company's shareholders. Mr. Kissam will serve on the Nominating and Corporate Governance Committee and the Compensation Committee of the Board of Directors. Mr. Kissam

will receive compensation for his Board service consistent with compensation received by the Company's other non-employee directors (which is described in Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2019).

Mr. Kissam, 55, is the former Chairman, Chief Executive Officer and President of Albemarle Corporation, a global specialty chemicals company with leading positions in lithium, bromine and refining catalysts. He served as President and Chief Executive Officer from 2011 to 2020 and before that had served in various leadership positions at Albemarle since joining the company in 2003. Mr. Kissam also currently serves on the board of directors of DuPont de Nemours and Albemarle Corporation and has served on a number of community and charitable boards and associations.

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

August 5, 2020