Form 10-Q
period 2020-09-30
OGE ENERGY CORP.
filed 2020-11-05
CIK 1021635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

At September 30, 2020, there were 200,020,017 shares of common stock, par value $0.01 per share, outstanding.

OGE ENERGY CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update from the Financial Accounting Standards Board
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Company	OGE Energy Corp., collectively with its subsidiaries
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint; OGE Energy indirectly owns 25.5 percent of the common units of Enable and 50 percent of the general partner interest of the general partner of Enable
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	Holding company
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC, in which Enable owns a 50 percent interest, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$687.8	$739.2	$1,600.2	$1,717.7
Other revenues	14.3	16.2	36.7	41.4
Operating revenues	702.1	755.4	1,636.9	1,759.1
COST OF SALES	209.1	234.0	481.5	625.3
OPERATING EXPENSES
Other operation and maintenance	109.7	129.8	347.2	368.6
Depreciation and amortization	100.5	94.1	292.2	260.8
Taxes other than income	24.8	23.2	76.3	70.4
Operating expenses	235.0	247.1	715.7	699.8
OPERATING INCOME	258.0	274.3	439.7	434.0
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	15.8	38.3	(703.8)	104.8
Allowance for equity funds used during construction	1.1	1.0	3.7	3.7
Other net periodic benefit expense	(2.0)	(1.4)	(3.5)	(8.7)
Other income	5.5	4.6	27.0	16.3
Other expense	(5.4)	(5.5)	(23.9)	(15.6)
Net other income (expense)	15.0	37.0	(700.5)	100.5
INTEREST EXPENSE
Interest on long-term debt	38.7	37.5	114.1	101.9
Allowance for borrowed funds used during construction	(0.5)	(0.6)	(1.5)	(2.2)
Interest on short-term debt and other interest charges	1.6	2.7	6.3	10.4
Interest expense	39.8	39.6	118.9	110.1
INCOME (LOSS) BEFORE TAXES	233.2	271.7	(379.7)	424.4
INCOME TAX EXPENSE (BENEFIT)	55.8	20.8	(151.2)	26.2
NET INCOME (LOSS)	$177.4	$250.9	$(228.5)	$398.2
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.1	200.2	200.1	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.4	200.8	200.1	200.6
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.89	$1.25	$(1.14)	$1.99
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.89	$1.25	$(1.14)	$1.98

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$177.4	$250.9	$(228.5)	$398.2
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.3, $0.3, $0.9 and $0.8, respectively	0.9	0.9	2.9	2.6
Settlement cost, net of tax of $0.5, $0.3, $0.6 and $2.6, respectively	1.3	0.8	1.5	7.9
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.2), ($0.2), ($0.5) and ($0.4), respectively	(0.4)	(0.4)	(1.2)	(1.3)
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	(0.1)	(0.1)
Other comprehensive income (loss) from unconsolidated affiliates, net of tax of $0.1, ($0.2), ($0.3) and ($0.2), respectively	0.4	(0.6)	(0.9)	(0.6)
Other comprehensive income, net of tax	2.2	0.7	2.2	8.5
Comprehensive income (loss)	$179.6	$251.6	$(226.3)	$406.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(228.5)	$398.2
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	292.2	260.8
Deferred income taxes and investment tax credits, net	(168.4)	25.2
Equity in (earnings) losses of unconsolidated affiliates	703.8	(104.8)
Distributions from unconsolidated affiliates	73.3	107.3
Allowance for equity funds used during construction	(3.7)	(3.7)
Stock-based compensation expense	6.7	10.8
Regulatory assets	(8.5)	(48.1)
Regulatory liabilities	(48.6)	(32.1)
Other assets	(3.7)	(4.3)
Other liabilities	(39.2)	5.1
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(62.9)	(76.4)
Income taxes receivable	10.0	—
Fuel, materials and supplies inventories	(2.0)	8.0
Fuel recoveries	74.3	(44.8)
Other current assets	(6.3)	3.4
Accounts payable	(68.6)	(69.1)
Other current liabilities	5.4	(17.5)
Net cash provided from operating activities	525.3	418.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(419.7)	(476.5)
Investment in unconsolidated affiliates	(2.4)	(5.9)
Net cash used in investing activities	(422.1)	(482.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297.1	296.4
Increase (decrease) in short-term debt	(112.0)	168.8
Payment of long-term debt	(0.1)	(250.0)
Dividends paid on common stock	(234.4)	(221.7)
Cash paid for employee equity-based compensation and expense of common stock	(7.1)	(10.2)
Purchase of treasury stock	(14.7)	—
Net cash used in financing activities	(71.2)	(16.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32.0	(81.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	94.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32.0	$13.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32.0	$—
Accounts receivable, less reserve of $2.6 and $1.5, respectively	209.5	153.8
Accrued unbilled revenues	71.9	64.7
Income taxes receivable	0.9	10.9
Fuel inventories	36.5	46.3
Materials and supplies, at average cost	107.0	90.6
Fuel clause under recoveries	—	39.5
Other	30.7	24.4
Total current assets	488.5	430.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	376.8	1,151.5
Other	82.2	82.7
Total other property and investments	459.0	1,234.2
PROPERTY, PLANT AND EQUIPMENT
In service	13,115.2	12,771.1
Construction work in progress	128.9	141.6
Total property, plant and equipment	13,244.1	12,912.7
Less: accumulated depreciation	4,010.1	3,868.1
Net property, plant and equipment	9,234.0	9,044.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	301.6	306.0
Other	14.5	9.3
Total deferred charges and other assets	316.1	315.3
TOTAL ASSETS	$10,497.6	$11,024.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$112.0
Accounts payable	123.2	194.9
Dividends payable	80.5	77.6
Customer deposits	82.4	83.0
Accrued taxes	78.4	41.9
Accrued interest	40.4	37.9
Accrued compensation	33.9	40.6
Fuel clause over recoveries	39.6	4.8
Other	39.0	65.2
Total current liabilities	517.4	657.9
LONG-TERM DEBT	3,493.9	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	194.3	225.0
Deferred income taxes	1,229.2	1,375.8
Deferred investment tax credits	10.2	7.1
Regulatory liabilities	1,199.4	1,223.5
Other	192.5	200.3
Total deferred credits and other liabilities	2,825.6	3,031.7
Total liabilities	6,836.9	6,884.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,121.5	1,131.3
Retained earnings	2,570.2	3,036.1
Accumulated other comprehensive loss, net of tax	(25.7)	(27.9)
Treasury stock, at cost	(5.3)	—
Total stockholders' equity	3,660.7	4,139.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,497.6	$11,024.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(491.8)	—	(491.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.9)	(0.9)
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(79.3)	—	(79.3)
Stock-based compensation	—	—	(0.2)	9.4	(14.5)	—	—	(5.1)
Purchase of treasury stock	—	—	0.2	(9.7)	—	—	—	(9.7)
Balance at March 31, 2020	200.1	$2.0	—	$(0.3)	$1,114.8	$2,465.0	$(28.8)	$3,552.7
Net income	—	—	—	—	—	85.9	—	85.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(77.6)	—	(77.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2020	200.1	$2.0	—	$(0.3)	$1,117.1	$2,473.3	$(27.9)	$3,564.2
Net income	—	—	—	—	—	177.4	—	177.4
Other comprehensive income, net of tax	—	—	—	—	—	—	2.2	2.2
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(80.5)	—	(80.5)
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Purchase of treasury stock	—	—	0.1	(5.0)	—	—	—	(5.0)
Balance at September 30, 2020	200.1	$2.0	0.1	$(5.3)	$1,119.5	$2,570.2	$(25.7)	$3,660.7

Balance at December 31, 2018	199.7	$2.0	—	$—	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	—	—	47.1	—	47.1
Other comprehensive income, net of tax	—	—	—	—	—	—	6.8	6.8
Dividends declared on common stock ($0.3650 per share)	—	—	—	—	—	(75.6)	—	(75.6)
Stock-based compensation	0.5	—	—	—	(7.2)	—	—	(7.2)
Balance at March 31, 2019	200.2	$2.0	—	$—	$1,118.5	$2,877.8	$(22.1)	$3,976.2
Net income	—	—	—	—	—	100.2	—	100.2
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	1.0
Dividends declared on common stock ($0.3650 per share)	—	—	—	—	—	(73.1)	—	(73.1)
Stock-based compensation	—	—	—	—	2.9	—	—	2.9
Balance at June 30, 2019	200.2	$2.0	—	$—	$1,121.4	$2,904.9	$(21.1)	$4,007.2
Net income	—	—	—	—	—	250.9	—	250.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(77.5)	—	(77.5)
Stock-based compensation	—	—	—	—	4.9	—	—	4.9
Balance at September 30, 2019	200.2	$2.0	—	$—	$1,126.3	$3,078.3	$(20.4)	$4,186.2
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
In the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company at September 30, 2020 and December 31, 2019, the consolidated results of its operations for the three and nine months ended September 30, 2020 and 2019 and its consolidated cash flows for the nine months ended September 30, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2020 up to the date of issuance of these Condensed Consolidated Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's 2019 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2020	2019
REGULATORY ASSETS
Current:
SPP cost tracker under recovery (A)	$4.6	$—
Generation Capacity Replacement rider under recovery (A)	1.2	3.7
Fuel clause under recoveries	—	39.5
Other (A)	9.7	5.5
Total current regulatory assets	$15.5	$48.7
Non-current:
Benefit obligations regulatory asset	$150.2	$167.2
Deferred storm expenses	70.2	65.5
Sooner Dry Scrubbers	19.9	20.6
Smart Grid	13.1	18.4
Unamortized loss on reacquired debt	9.9	10.6
Arkansas deferred pension expenses	8.4	8.0
Pension tracker	8.1	2.3
COVID-19 deferred expenses	4.9	—
Other	16.9	13.4
Total non-current regulatory assets	$301.6	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$39.6	$4.8
Oklahoma demand program rider over recovery (B)	5.8	2.0
Reserve for tax refund and interim surcharge (B)	1.3	12.7
SPP cost tracker over recovery (B)	—	2.6
Other (B)	4.9	6.9
Total current regulatory liabilities	$51.6	$29.0
Non-current:
Income taxes refundable to customers, net	$875.5	$899.2
Accrued removal obligations, net	318.9	318.5
Other	5.0	5.8
Total non-current regulatory liabilities	$1,199.4	$1,223.5
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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized, such as in response to COVID-19 impacts. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the Condensed Consolidated Balance Sheets and is included in the Other Operation and Maintenance in the Condensed Consolidated Statements of Income.

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

The Company considered COVID-19 pandemic impacts when calculating its reserve on accounts receivable as of September 30, 2020, as further discussed in "Item 2. Management's Discussion and Analysis - Recent Developments."

Investment in Unconsolidated Affiliates

The Company's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, the Company is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, the Company accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and the Company's share of the investee's comprehensive income as adjusted for basis differences. The Company's maximum exposure to loss related to Enable is limited to the Company's equity investment in Enable at September 30, 2020 as presented in Note 12. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. When indicators exist, the fair value is estimated and compared to the investment carrying value, and if any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value.

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

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes in the components of accumulated other comprehensive income (loss) attributable to the Company during the nine months ended September 30, 2020 and 2019. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(35.1)	$7.8	$(0.6)	$(27.9)
Other comprehensive loss before reclassifications	—	—	(0.9)	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	2.9	(1.3)	—	1.6
Settlement cost	1.5	—	—	1.5
Balance at September 30, 2020	$(30.7)	$6.5	$(1.5)	$(25.7)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2018	$(38.8)	$9.9	$—	$(28.9)
Other comprehensive loss before reclassifications	—	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss)	2.6	(1.4)	—	1.2
Settlement cost	7.9	—	—	7.9
Balance at September 30, 2019	$(28.3)	$8.5	$(0.6)	$(20.4)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income (loss) during the three and nine months ended September 30, 2020 and 2019.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(1.2)	$(1.2)	$(3.8)	$(3.4)	(A)
Settlement cost	(1.8)	(1.1)	(2.1)	(10.5)	(A)
	(3.0)	(2.3)	(5.9)	(13.9)	Income (Loss) Before Taxes
	(0.8)	(0.6)	(1.5)	(3.4)	Income Tax Expense (Benefit)
	$(2.2)	$(1.7)	$(4.4)	$(10.5)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$0.6	$0.6	$1.7	$1.7	(A)
Actuarial gains	—	—	0.1	0.1	(A)
	0.6	0.6	1.8	1.8	Income (Loss) Before Taxes
	0.2	0.2	0.5	0.4	Income Tax Expense (Benefit)
	$0.4	$0.4	$1.3	$1.4	Net Income (Loss)

Total reclassifications for the period, net of tax	$(1.8)	$(1.3)	$(3.1)	$(9.1)	Net Income (Loss)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Residential	$294.9	$318.9	$664.6	$692.4
Commercial	156.7	172.9	361.0	383.7
Industrial	59.3	66.8	145.5	172.0
Oilfield	50.6	58.6	127.2	156.9
Public authorities and street light	57.8	65.7	133.1	150.2
System sales revenues	619.3	682.9	1,431.4	1,555.2
Provision for rate refund	4.8	(2.3)	3.2	(2.9)
Integrated market	18.0	12.8	33.7	29.8
Transmission	35.0	36.7	109.0	112.6
Other	10.7	9.1	22.9	23.0
Revenues from contracts with customers	$687.8	$739.2	$1,600.2	$1,717.7

4.Investment in Unconsolidated Affiliates and Related Party Transactions

At September 30, 2020, the Company owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On September 30, 2020, Enable's common unit price closed at $4.14. The Company recorded equity in earnings of unconsolidated affiliates of $15.8 million for the three months ended September 30, 2020 and equity in losses of unconsolidated affiliates of $703.8 million for the nine months ended September 30, 2020, compared to equity in earnings of unconsolidated affiliates of $38.3 million and $104.8 million for the three and nine months ended September 30, 2019, respectively. Equity in earnings (losses) of unconsolidated affiliates includes the Company's share of Enable's earnings adjusted for the amortization of the basis difference of the Company's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment the Company records on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition. For more information concerning the formation of Enable and the Company's accounting for its investment in Enable, see Note 5 within "Item 8. Financial Statements and Supplementary Data" in the Company's 2019 Form 10-K.

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

Summarized unaudited financial information for 100 percent of Enable is presented below at September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.

	September 30,	December 31,
Balance Sheet	2020	2019
(In millions)
Current assets	$373	$389
Non-current assets	$11,402	$11,877
Current liabilities	$644	$780
Non-current liabilities	$4,055	$4,077

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2020	2019	2020	2019
(In millions)
Total revenues	$596	$699	$1,759	$2,229
Cost of natural gas and NGLs	$250	$263	$653	$958
Operating income	$100	$175	$326	$507
Net income (loss)	$(173)	$123	$(35)	$351

The following table reconciles the Company's equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2020 and 2019. For further discussion of Enable's net income (loss), see "Item 2. Management's Discussion and Analysis - Results of Operations - OGE Holdings (Natural Gas Midstream Operations)."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Enable net income (loss)	$(173.0)	$123.0	$(35.0)	$351.1
OGE Energy's percent ownership at period end	25.5%	25.5%	25.5%	25.5%
OGE Energy's portion of Enable net income (loss)	$(44.0)	$31.2	$(8.9)	$89.4
Amortization of basis difference and dilution recognition (A)	59.8	7.1	85.1	15.4
Impairment of OGE Energy's equity method investment in Enable	—	—	(780.0)	—
Equity in earnings (losses) of unconsolidated affiliates (B)	$15.8	$38.3	$(703.8)	$104.8
(A) Includes loss on dilution, net of proportional basis difference recognition.
(B) For the three and nine months ended September 30, 2020, Enable recorded a $225.0 million impairment on its SESH equity method investment, which is included in their net loss for each period. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. The impairment ran through OGE Energy's portion of Enable net income (loss) and was offset by basis differences that flow through the amortization of basis difference and dilution recognition line item above.

The following table reconciles the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2019 to September 30, 2020. The basis difference is being amortized over approximately 30 years.

(In millions)
Basis difference at December 31, 2019	$652.5
Amortization of basis difference (A)	(86.1)
Impairment of OGE Energy's equity method investment in Enable	780.0
Basis difference at September 30, 2020	$1,346.4
(A) Includes proportional basis difference recognition due to dilution.

On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. See "Item 2. Management's Discussion and Analysis - Recent Developments" for further discussion of the Company's response.

On November 3, 2020, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter and a decrease from the beginning of the year dividend distribution of $0.33050 per unit. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. The Company is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $18.3 million and $36.7 million during the three months ended September 30, 2020 and 2019, respectively, and $73.3 million and $107.3 million during the nine months ended September 30, 2020 and 2019, respectively.

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

The Company and Enable

The Company and Enable are currently parties to several agreements whereby the Company provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, the Company charged operating costs to Enable of $0.1 million during both the three months ended September 30, 2020 and 2019 and $0.3 million during both the nine months ended September 30, 2020 and 2019.

Pursuant to a seconding agreement, the Company provides seconded employees to Enable to support Enable's operations. As of September 30, 2020, 78 employees that participate in the Company's defined benefit and retirement plans are seconded to Enable. The Company billed Enable for reimbursement of $3.5 million and $3.6 million during the three months ended September 30, 2020 and 2019, respectively, and $13.6 million and $20.0 million during the nine months ended September 30, 2020 and 2019, respectively, under the seconding agreement for employment costs. If the seconding agreement was terminated, and those employees were no longer employed by the Company, and lump sum payments were made to those employees, the Company would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at the Company by $15.3 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to the Company by Enable. The seconding agreement can be terminated by mutual agreement of the Company and Enable or solely by the Company upon 120 days' notice.

The Company had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $1.4 million as of September 30, 2020 and $0.8 million as of December 31, 2019, which are included in Accounts Receivable in the Company's Condensed Consolidated Balance Sheets.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Operating revenues:
Electricity to power electric compression assets	$4.5	$4.5	$11.7	$12.1
Cost of sales:
Natural gas transportation services	$9.3	$9.4	$23.4	$33.5
Natural gas purchases (sales)	$3.2	$(1.1)	$2.2	$(5.4)

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
The Company had no financial instruments measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. The following table summarizes the carrying amount and fair value of the Company's financial instruments at September 30, 2020 and December 31, 2019.

	September 30,		December 31,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OG&E Senior Notes	$3,349.0	$4,116.5	$3,050.3	$3,500.4	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$10.6	$9.5	$10.0	Level 3

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

6.Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2020 and 2019 related to the Company's performance units and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Performance units:
Total shareholder return	$1.9	$2.3	$5.6	$6.8
Earnings per share	0.2	2.3	0.5	3.2
Total performance units	2.1	4.6	6.1	10.0
Restricted stock units	0.3	0.3	0.6	0.8
Total compensation expense	$2.4	$4.9	$6.7	$10.8
Income tax benefit	$0.6	$1.3	$1.7	$2.8

During the three and nine months ended September 30, 2020, the Company purchased 150,000 and 405,000 shares of its common stock, respectively. During March 2020 and August 2020, 247,073 and an immaterial number of these shares, respectively, were used to satisfy payouts of earned performance units and restricted stock unit grants pursuant to the Company's Stock Incentive Plan. The Company intends to use the remaining shares to satisfy payouts of earned performance units and restricted stock unit grants pursuant to its Stock Incentive Plan. The shares were purchased at an average cost of $38.04 and $33.14 per share on the open market during March 2020 and August 2020, respectively. The Company records treasury stock purchases at cost. Treasury stock is presented as a reduction of stockholders' equity in the Company's 2020 Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2020, there was an immaterial number of shares of new common stock issued pursuant to the Company's Stock Incentive Plan to satisfy restricted stock unit grants.

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

8.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

The Company issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2020	2019	2020	2019
Net income (loss)	$177.4	$250.9	$(228.5)	$398.2
Average common shares outstanding:
Basic average common shares outstanding	200.1	200.2	200.1	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.3	0.6	—	0.5
Diluted average common shares outstanding	200.4	200.8	200.1	200.6
Basic earnings (loss) per average common share	$0.89	$1.25	$(1.14)	$1.99
Diluted earnings (loss) per average common share	$0.89	$1.25	$(1.14)	$1.98
Anti-dilutive shares excluded from earnings per share calculation	—	—	0.3	—

9.Long-Term Debt

At September 30, 2020, the Company was in compliance with all of its debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
0.30%	-	5.35%	Garfield Industrial Authority, January 1, 2025	$47.0
0.33%	-	4.31%	Muskogee Industrial Authority, January 1, 2025	32.4
0.30%	-	5.35%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

10.Short-Term Debt and Credit Facilities

The Company holds short-term debt through revolving credit facilities and term credit agreements maturing in one year or less. As of September 30, 2020, the Company had no short-term debt as compared to $112.0 million of short-term debt at December 31, 2019.

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement. In April 2020, the Company entered into a $75.0 million floating rate unsecured one-year term credit agreement and borrowed the full $75.0 million, in order to preserve financial flexibility in response to COVID-19. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of the Company. The term credit agreement contained substantially the same covenants as the Company's existing $450.0 million revolving credit agreement. In September 2020, the Company repaid the $75.0 million borrowed under the term credit agreement.

The following table provides information regarding the Company's revolving credit agreements at September 30, 2020.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
(In millions)
OGE Energy (B)	$450.0	$—	—%	(D)	March 8, 2023
OG&E (C)	450.0	0.3	1.15%	(D)	March 8, 2023
Total	$900.0	$0.3	1.15%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2020.
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

11.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the nine months ended September 30, 2020, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Company recording pension settlement charges of $12.8 million. The pension settlement charge did not require a cash outlay by the Company and did not increase the Company's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$3.3	$3.4	$9.8	$9.7	$0.2	$0.1	$0.6	$0.3
Interest cost	4.2	4.6	13.4	15.5	0.1	0.1	0.2	0.3
Expected return on plan assets	(9.4)	(9.5)	(28.0)	(27.1)	—	—	—	—
Amortization of net loss	4.3	4.4	12.7	13.0	0.1	0.1	0.4	0.3
Settlement cost	12.1	2.8	12.1	23.4	0.4	0.4	0.7	0.4
Total net periodic benefit cost	14.5	5.7	20.0	34.5	0.8	0.7	1.9	1.3
Less: Amount paid by unconsolidated affiliates	0.5	0.5	1.6	2.2	0.1	0.1	0.1	0.1
Net periodic benefit cost	$14.0	$5.2	$18.4	$32.3	$0.7	$0.6	$1.8	$1.2
(A)
In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three and nine months ended September 30, 2020 and 2019, the Company recognized the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$2.4	$1.5	$5.7	$(0.2)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$10.8	$2.3	$11.1	$14.0
Arkansas jurisdiction (A)	$1.0	$0.2	$1.0	$1.3
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.0	1.2	3.1	4.2
Expected return on plan assets	(0.5)	(0.5)	(1.4)	(1.4)
Amortization of net loss	0.5	0.5	1.5	1.5
Amortization of unrecognized prior service cost (A)	(2.1)	(2.1)	(6.3)	(6.3)
Total net periodic benefit cost	(1.0)	(0.8)	(2.9)	(1.8)
Less: Amount paid by unconsolidated affiliates	(0.2)	(0.2)	(0.6)	(0.5)
Net periodic benefit cost	$(0.8)	$(0.6)	$(2.3)	$(1.3)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019, the Company recognized the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.4	$0.1	$1.2	$0.9
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Capitalized portion of net periodic pension benefit cost	$0.9	$0.9	$2.7	$2.7
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$0.1	$0.1

Pension Plan Funding

In August 2020, the Company contributed $20.0 million to its Pension Plan. No additional contributions are expected in 2020.

12.Report of Business Segments

The Company reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables summarize the results of the Company's business segments during the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$702.1	$—	$—	$—	$702.1
Cost of sales	209.1	—	—	—	209.1
Other operation and maintenance	110.1	0.3	(0.7)	—	109.7
Depreciation and amortization	100.5	—	—	—	100.5
Taxes other than income	23.9	0.2	0.7	—	24.8
Operating income (loss)	258.5	(0.5)	—	—	258.0
Equity in earnings of unconsolidated affiliates	—	15.8	—	—	15.8
Other income (expense)	0.6	(0.7)	(0.5)	(0.2)	(0.8)
Interest expense	39.5	—	0.5	(0.2)	39.8
Income tax expense	20.1	4.5	31.2	—	55.8
Net income (loss)	$199.5	$10.1	$(32.2)	$—	$177.4
Investment in unconsolidated affiliates	$—	$355.8	$21.0	$—	$376.8
Total assets	$10,323.3	$358.7	$109.6	$(294.0)	$10,497.6

Three Months Ended September 30, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$755.4	$—	$—	$—	$755.4
Cost of sales	234.0	—	—	—	234.0
Other operation and maintenance	130.0	0.6	(0.8)	—	129.8
Depreciation and amortization	94.1	—	—	—	94.1
Taxes other than income	22.3	0.1	0.8	—	23.2
Operating income (loss)	275.0	(0.7)	—	—	274.3
Equity in earnings of unconsolidated affiliates	—	38.3	—	—	38.3
Other income (expense)	(0.1)	(0.6)	0.6	(1.2)	(1.3)
Interest expense	38.0	—	2.8	(1.2)	39.6
Income tax expense	9.7	8.5	2.6	—	20.8
Net income (loss)	$227.2	$28.5	$(4.8)	$—	$250.9
Investment in unconsolidated affiliates	$—	$1,159.1	$16.8	$—	$1,175.9
Total assets	$10,019.7	$1,161.5	$108.3	$(205.8)	$11,083.7

Nine Months Ended September 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,636.9	$—	$—	$—	$1,636.9
Cost of sales	481.5	—	—	—	481.5
Other operation and maintenance	348.8	1.2	(2.8)	—	347.2
Depreciation and amortization	292.2	—	—	—	292.2
Taxes other than income	72.8	0.4	3.1	—	76.3
Operating income (loss)	441.6	(1.6)	(0.3)	—	439.7
Equity in losses of unconsolidated affiliates (A)	—	(703.8)	—	—	(703.8)
Other income (expense)	2.9	(0.7)	2.5	(1.4)	3.3
Interest expense	115.7	—	4.6	(1.4)	118.9
Income tax expense (benefit)	30.5	(167.2)	(14.5)	—	(151.2)
Net income (loss)	$298.3	$(538.9)	$12.1	$—	$(228.5)
Investment in unconsolidated affiliates	$—	$355.8	$21.0	$—	$376.8
Total assets	$10,323.3	$358.7	$109.6	$(294.0)	$10,497.6
(A)In March 2020, the Company recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 4 and 5.

Nine Months Ended September 30, 2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,759.1	$—	$—	$—	$1,759.1
Cost of sales	625.3	—	—	—	625.3
Other operation and maintenance	370.3	1.3	(3.0)	—	368.6
Depreciation and amortization	260.8	—	—	—	260.8
Taxes other than income	66.8	0.4	3.2	—	70.4
Operating income (loss)	435.9	(1.7)	(0.2)	—	434.0
Equity in earnings of unconsolidated affiliates	—	104.8	—	—	104.8
Other income (expense)	4.0	(8.4)	2.3	(2.2)	(4.3)
Interest expense	103.7	—	8.6	(2.2)	110.1
Income tax expense (benefit)	14.9	18.0	(6.7)	—	26.2
Net income	$321.3	$76.7	$0.2	$—	$398.2
Investment in unconsolidated affiliates	$—	$1,159.1	$16.8	$—	$1,175.9
Total assets	$10,019.7	$1,161.5	$108.3	$(205.8)	$11,083.7

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

Completed Regulatory Matters

APSC Proceedings

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On February 28, 2020, the APSC approved a settlement agreement among OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General providing for a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year.

Order Regarding COVID-19

On April 10, 2020, the APSC issued Order No. 1 related to COVID-19 and the provision of safe, adequate and reliable utility service at just and reasonable rates. Among other things, the APSC ordered the suspension of customer disconnects for non-payment during the pendency of the Arkansas Governor's emergency declaration or until the directive is rescinded by the APSC, neither of which have occurred yet, although the APSC has requested comments as to whether the moratorium should be lifted. The order encourages companies to provide reasonable payment arrangements once the suspension is lifted. The APSC also authorized utilities to establish regulatory assets to record costs resulting from the suspension of disconnections. These regulatory assets will be reviewed in future proceedings for reasonableness. The APSC ordered the General Staff of the APSC to consult with utilities to create a quarterly report to be used to report the costs incurred and saved that have been booked to the regulatory asset. OG&E is monitoring the regulatory activity regarding COVID-19 at the APSC and will consider the request for additional regulatory action by the APSC as needed.

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

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E had been reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019. Parties submitted additional briefs to the APSC in March 2020, which were requested due to certain intervenors questioning whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. The APSC Staff concurred with OG&E that the rider may run concurrently with a formula rate plan, and the Arkansas Attorney General and other intervenors were in opposition. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. As of September 30, 2020, OG&E has returned $5.3 million to customers that had been reserved for refund and has included those costs for recovery in its 2020 Formula Rate Plan filing.

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
The Company cannot predict the outcome of this proceeding based on currently available information, and as of September 30, 2020 and at present time, the Company has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Company would be impacted by $5.0 million in expense that initially benefited the Company in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

On January 31, 2020, the FERC acted on an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery, and rejected the proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest. The SPP resubmitted a proposal on April 29, 2020 without this limited recovery, and with the alternative rate mechanism, and the FERC approved it on June 30, 2020, effective July 1, 2020. No party sought rehearing of the order, and it is now final. This order would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor. All of the existing projects that are eligible to receive revenue credits under Attachment Z2, which includes the $13.0 million at issue in OG&E's appeal as discussed above, will continue to do so.

APSC Proceedings

Arkansas 2020 Formula Rate Plan Filing

On October 1, 2020, OG&E filed its third evaluation report under its Formula Rate Plan. If approved, new rates will be effective April 1, 2021.

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

Disconnection Procedures Related to COVID-19

On September 17, 2020, the APSC issued Order No. 9 inviting comments from all jurisdictional utilities and any other interested stakeholders on specific questions related to whether a moratorium on service terminations should be lifted and if so, how the resumption of disconnections should occur. The APSC also ordered utilities to submit a detailed "Transitional Plan" outlining how utilities propose to reinstate routine service disconnection activities and collection of past due amounts once the moratorium is lifted. OG&E submitted its proposed Transitional Plan on October 14, 2020. The APSC General Staff is directed to file reports addressing the adequacy of Investor Owned Utilities' Transitional Plans by November 5, 2020.

Arkansas Solar

On July 29, 2020, OG&E submitted its application for a Certificate of Public Convenience and Necessity to construct and operate a five megawatt solar generation facility near Branch, Arkansas. On September 30, 2020, the parties reached a unanimous settlement agreement relating to the filing. The terms of the settlement, which is subject to approval by the APSC, are as follows: (i) parties agree that OG&E has complied with Arkansas law and rules of practice and procedure and recommend granting a Certificate of Public Convenience and Necessity for the construction, ownership and operation of the project and associated tariffs; (ii) OG&E agrees that it would not seek cost recovery until its next general rate review or Formula Rate Plan filing; (iii) OG&E agrees to keep detailed records of final cost, for review at such time that cost recovery is sought, including all cost variance estimates, whereby a determination of prudency of cost may be made; and (iv) OG&E agrees to reserve 50 percent of the total expected energy produced for residential customers for the first 90 days of the program's initial subscription period. OG&E is awaiting a final order from the APSC, which is expected by the end of November 2020.

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

On October 5, 2020, OG&E filed a Joint Stipulation and Settlement Agreement that included the following key terms: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2020 and 2021, capped at a revenue requirement of $7.0 million annually and only include communication, automation and technology systems projects; (ii) no operation and maintenance expense will be included in the rider mechanism; (iii) the rider mechanism will terminate by the issuance of a final order in OG&E's next general rate review or October 31, 2022, whichever occurs first; (iv) the rider mechanism rate of return will be capped at OG&E's current cost of capital; and (v) all cost recovery is subject to true-up and refund in OG&E's next general rate review. On October 8, 2020, a hearing on the agreement was held. The Administrative Law Judge recommended approval of the Joint Stipulation and Settlement Agreement and directed OG&E to prepare a draft order, on which the OCC is scheduled to deliberate on November 5, 2020.

Any capital investment falling outside the criteria of the rider mechanism will be included in OG&E's next general rate review for recovery.

2019 Oklahoma Fuel Prudency

On June 16, 2020, the Public Utility Division Staff filed their application initiating the review of the 2019 fuel adjustment clause and prudence review and on October 7, 2020, filed their recommendation for a finding of prudency for calendar year 2019. A hearing on the merits is scheduled for December 3, 2020.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Several rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. There have been five complaint cases initiated at the OCC, and the OCC has issued decisions on each of them. The OCC ruled in favor of the electric cooperatives in three of those cases and ruled in favor of OG&E in two of those cases. All five of those cases have been appealed to the Oklahoma Supreme Court, where they have been made companion cases but will be individually briefed and have individual final decisions.

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $13.0 million to $20.0 million for all five cases, of which $1.1 million to $1.8 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

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

•The Company's top priority is to protect its employees and their families, as well as its customers. The Company is taking all precautionary measures as directed by health authorities and local and national governments. The Company continues to monitor the outbreak of COVID-19 and whether any occupancy reductions or closures are necessary to help ensure the health and safety of its employees and customers. In order to promote the safety of the Company's employees and the continuity of utility service, the Company implemented health-screening processes and increased sanitation efforts at its facilities and secured additional personal protective equipment, among other additional measures taken. The OCC and the APSC both issued accounting orders allowing the Company to defer these incremental costs incurred for recovery.
•As a precautionary measure in order to increase the Company's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, the Company entered into a one-year $75.0 million term loan agreement in April 2020. The full $75.0 million was repaid in September 2020. Further, OG&E issued $300.0 million in senior notes in April 2020.
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
•The Company voluntarily suspended all disconnects for nonpayment, effective March 16, 2020, and on June 25, 2020 announced that it would reinstate disconnects for nonpayment in Oklahoma, effective July 6, 2020. The Company also announced that it will provide broad payment options to customers who repay their past due balances, including a six-month installment plan and the Average Monthly Billing plan which would spread past due balances over a 12-month period. The Arkansas disconnection moratorium is still in place. The Company adjusted its reserve on accounts receivable as of September 30, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was $1.0 million, incorporated concerns of continued slower customer payment due to unemployment. The Company deferred this credit reserve amount to a regulatory asset, as both the OCC and the APSC issued accounting orders allowing the Company to seek recovery of incremental bad debt resulting from COVID-19. The Company will continue to monitor the reserve as it gains better clarity on the impacts of COVID-19 on its customers and business.
•The Company is also monitoring customer usage to determine any impact on load forecasts, in terms of both energy and demand usage. While other customer classes have experienced declines due to COVID-19, residential MWh sales have increased by 3.3 percent on a weather-adjusted basis for the nine months ended September 30, 2020 compared to the same period in 2019, likely due to more customers spending a higher percentage of time at home as a result of the pandemic. However, weather-adjusted commercial MWh sales, as well as industrial MWh sales, have improved since the second quarter, likely aided by the expiration of Oklahoma City's "shelter in place" restrictions in May 2020. Oilfield MWh sales have also improved since the second quarter. Due to different customer characteristics, the contribution to margin varies by customer class and applicable tariffs. The below table presents a one percent annual gross margin sensitivity by class, based on the gross margin guidance the Company provided in its 2019 Form 10-K. The Company believes providing this analysis based on annual gross margin is relevant due to its seasonality of earnings. This analysis only incorporates retail gross margin and excludes transmission and other gross margin sensitivities.

Customer Class	1% Annual Margin Sensitivity (In millions)
Residential	$6.5
Commercial	$3.6
Industrial	$1.3
Oilfield	$1.1
Public authorities	$1.2

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

October 2020 Ice Storm

On October 26, 2020, a major ice storm moved into the Company's territory where three separate waves of sleet, freezing rain and high winds caused significant damage to the system resulting in approximately 422,000 outages. The Company's restoration personnel, including contractors and mutual assistance crews, are working to restore power. Operation and maintenance expense incurred during the ice-storm restoration will be deferred to a regulatory asset and subsequently submitted for recovery in rates.

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

During the nine months ended September 30, 2020, Enable recorded goodwill, long-lived asset and equity method investment impairments and a loss on retirement that impacted the Company's equity in earnings of unconsolidated affiliates, as adjusted for basis differences. Further discussion of these impacts can be found in "Results of Operations - OGE Holdings (Natural Gas Midstream Operations)."

Regulatory Matters

Further discussion can be found in Note 14 within "Item 1. Financial Statements."

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On February 28, 2020, the APSC approved a settlement agreement among OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General providing for a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year.

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

APSC Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. As of September 30, 2020, OG&E has returned $5.3 million to customers that had been reserved for refund and has included those costs for recovery in its 2020 Formula Rate Plan filing.

Summary of Operating Results

Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019

Net income was $177.4 million, or $0.89 per diluted share, during the three months ended September 30, 2020 as compared to net income of $250.9 million, or $1.25 per diluted share, during the same period in 2019. The decrease in net income of $73.5 million, or $0.36 per diluted share, is further discussed below.

•A decrease in net income at OG&E of $27.7 million, or $0.13 per diluted share of the Company's common stock, was primarily due to lower gross margin driven by milder weather and lower sales partially impacted by COVID-19, higher depreciation and amortization expense due to additional assets being placed into service and higher income tax expense, partially offset by lower other operation and maintenance expense.
•A decrease in net income at OGE Holdings of $18.4 million, or $0.09 per diluted share of the Company's common stock, was primarily due to a decrease in equity in earnings of Enable driven by the impact of the Company's share of Enable's SESH equity method investment impairment recorded in September 2020, as adjusted for basis differences, and decreased net income from Enable's gathering and processing business resulting from lower natural gas gathered and processed volumes, partially offset by lower income tax expense.
•An increase in net loss of other operations (holding company) of $27.4 million, or $0.14 per diluted share of the Company's common stock, was primarily due to higher income tax expense driven by the partial elimination of the income tax benefit recorded in March 2020 related to the impairment recorded on the Company's investment in Enable. The income tax benefit impact is due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year, as discussed in the Company's first quarter 2020 Form 10-Q.

Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019

Net loss was $228.5 million, or $1.14 per diluted share, during the nine months ended September 30, 2020 as compared to net income of $398.2 million, or $1.98 per diluted share, during the same period in 2019. The decrease in net income of $626.7 million, or $3.12 per diluted share, is further discussed below.

•A net loss at OGE Holdings of $538.9 million, or $2.69 per diluted share of the Company's common stock, during the nine months ended September 30, 2020 compared to net income of $76.7 million, or $0.38 per diluted share of the Company's common stock, during the nine months ended September 30, 2019 was primarily due to a decrease in equity in earnings of Enable related to the impairment of the Company's investment in Enable recorded in March 2020, partially offset by an income tax benefit related to the impairment charge and lower other expense. The decrease in equity in earnings of Enable was also impacted by the Company's share of Enable's SESH equity method investment impairment recorded in September 2020, as adjusted for basis differences, and decreased net income from Enable's gathering and processing business resulting from lower natural gas gathered and processed volumes.
•A decrease in net income at OG&E of $23.0 million, or $0.11 per diluted share of the Company's common stock, was primarily due to higher depreciation and amortization expense due to additional assets being placed into service, gross margin reductions from milder weather and COVID-19 impacts, higher income tax expense and higher interest expense driven by increased long-term debt outstanding. These decreases to net income were partially offset by increases to gross margin driven by recovery of additional assets placed into service through the expiration of the cogeneration credit rider and lower other operation and maintenance expense.
•An increase in net income of other operations (holding company) of $11.9 million, or $0.06 per diluted share of the Company's common stock, was primarily due to higher income tax benefit driven by the impairment recorded in March 2020 on the Company's investment in Enable and lower interest expense. The income tax benefit impact is due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year, as discussed in the Company's first quarter 2020 Form 10-Q.

2020 Outlook

Key assumptions for 2020 include:

OG&E

The Company projects OG&E to earn approximately $336 million to $340 million, or $1.68 to $1.70 per average diluted share, a decrease from the previously issued guidance of approximately $346 million to $357 million of net income, or $1.72 to $1.78 per average diluted share, in 2020. The updated projections for 2020 are based on the following:

•normal weather patterns are experienced for the remainder of the year;
•gross margin on revenues of approximately $1.482 billion to $1.484 billion;
•operating expenses of approximately $956 million to $958 million with operation and maintenance expenses comprising approximately 49 percent of the total;
•net interest expense of approximately $155 million which assumes a $2 million allowance for borrowed funds used during construction reduction to interest expense;
•net other income of approximately $1 million including approximately $4.9 million of allowance for equity funds used during construction; and
•an effective tax rate of approximately 9.4 percent.

OGE Holdings

The Company projects a net loss from its ownership interest in Enable for 2020 to be approximately ($526) million to ($518) million, or ($2.63) to ($2.59) per average diluted share, a decrease from the previously issued guidance of ($519) million to ($511) million, or ($2.59) to ($2.55) per average diluted share. Cash distributions are approximately $93 million. Ongoing earnings are projected to be between $64 million and $72 million of net income, or $0.32 to $0.36 per average diluted share. Ongoing earnings and ongoing earnings per average diluted share are non-GAAP financial measures; further discussion and reconciliations in accordance with GAAP can be found under "Non-GAAP Financial Measures" below.

Consolidated OGE

The Company's 2020 guidance has changed from a net loss of approximately ($173) million to ($154) million, or ($0.87) to ($0.77) per average diluted share, to a net loss of approximately ($190) million to ($178) million, or ($0.95) to ($0.89) per average diluted share. Ongoing earnings are projected to be between approximately $400 million to $412 million of net income, or $2.00 to $2.06 per average diluted share. Ongoing earnings and ongoing earnings per average diluted share are non-GAAP financial measures; further discussion and reconciliations in accordance with GAAP can be found under "Non-GAAP Financial Measures" below. The guidance is based on the following assumptions:

•approximately 200 million average diluted shares outstanding;
•an effective tax rate of approximately 41 percent and a 13 percent effective tax rate on ongoing earnings; and

•breakeven results are projected at the holding company, which is unchanged.

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

Reconciliations of ongoing earnings and ongoing earnings per average diluted share for the three and nine months ended September 30, 2020 are below.

	OG&E (Electric Utility)	OGE Holdings (Natural Gas Midstream Operations) (B)	Other Operations (C)	Consolidated Total
Three months ended September 30, 2020
(In millions)
GAAP net income (loss)	$199.5	$10.1	$(32.2)	$177.4
Enable investment impairment charge	—	—	—	—
Tax effect	—	—	29.6	29.6
Ongoing earnings	$199.5	$10.1	$(2.6)	$207.0

GAAP net income (loss) per average diluted share	$1.00	$0.05	$(0.16)	$0.89
Enable investment impairment charge per share	—	—	—	—
Tax effect per share	—	—	0.15	0.15
Ongoing earnings per average diluted share	$1.00	$0.05	$(0.01)	$1.04

Nine months ended September 30, 2020
(In millions)
GAAP net income (loss)	$298.3	$(538.9)	$12.1	$(228.5)
Enable investment impairment charge (A)	—	780.0	—	780.0
Tax effect	—	(190.4)	(6.8)	(197.2)
Ongoing earnings	$298.3	$50.7	$5.3	$354.3

GAAP net income (loss) per average diluted share	$1.49	$(2.69)	$0.06	$(1.14)
Enable investment impairment charge per share (A)	—	3.90	—	3.90
Tax effect per share	—	(0.95)	(0.03)	(0.98)
Ongoing earnings per average diluted share	$1.49	$0.26	$0.03	$1.78
(A) Does not include a $16.9 million pre-tax charge recorded during the nine months ended September 30, 2020 for the Company's share of Enable's goodwill, long-lived asset and equity method investment impairments and loss on retirements, as adjusted for basis differences, as the Company's management does not consider these events unusual and infrequent.
(B) Tax effect and tax effect per share are calculated utilizing OGE Holdings' statutory tax rate for the nine months ended September 30, 2020.

(C) As a result of the impairment of the Company's investment in Enable, other operations' GAAP net income (loss) and GAAP earnings (loss) per average diluted share include a tax benefit impact due to a consolidating income tax adjustment related to the interim period that will continue to eliminate in the ordinary course of business over the remainder of the year.

Reconciliations of ongoing earnings and ongoing earnings per average diluted share included in the 2020 Outlook are below.

Twelve Months Ended December 31, 2020 (A)
OGE Holdings (In millions)
GAAP net loss	$(522)
Enable investment impairment charge (B)	780
Tax effect	(190)
Ongoing earnings	$68

OGE Holdings
GAAP net loss per average diluted share	$(2.61)
Enable investment impairment charge per share (B)	3.90
Tax effect per share	(0.95)
Ongoing earnings per average diluted share	$0.34

Consolidated OGE (In millions)
GAAP net loss	$(184)
Enable investment impairment charge (B)	780
Tax effect	(190)
Ongoing earnings	$406

Consolidated OGE
GAAP net loss per average diluted share	$(0.92)
Enable investment impairment charge per share (B)	3.90
Tax effect per share	(0.95)
Ongoing earnings per average diluted share	$2.03

(A) Based on the midpoint of earnings guidance for 2020.
(B) Represents the impairment that the Company recorded on its equity investment in Enable in March 2020.

OG&E

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2020 and 2019, see "OG&E (Electric Utility) Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2020 Outlook.

(In millions)	Twelve Months Ended December 31, 2020 (A)
Operating revenues	$2,108
Cost of sales	625
Gross margin	$1,483
(A)Based on the midpoint of OG&E earnings guidance for 2020.

Enable

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, the Company believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2020 and 2019, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Company's consolidated results of operations for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 and the Company's consolidated financial position at September 30, 2020. Due to seasonal fluctuations and other factors, the Company's operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions except per share data)	2020	2019	2020	2019
Net income (loss)	$177.4	$250.9	$(228.5)	$398.2
Basic average common shares outstanding	200.1	200.2	200.1	200.1
Diluted average common shares outstanding	200.4	200.8	200.1	200.6
Basic earnings (loss) per average common share	$0.89	$1.25	$(1.14)	$1.99
Diluted earnings (loss) per average common share	$0.89	$1.25	$(1.14)	$1.98
Dividends declared per common share	$0.40250	$0.38750	$1.17750	$1.11750

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net income (loss):
OG&E (Electric Utility)	$199.5	$227.2	$298.3	$321.3
OGE Holdings (Natural Gas Midstream Operations) (A)	10.1	28.5	(538.9)	76.7
Other operations (A)(B)	(32.2)	(4.8)	12.1	0.2
Consolidated net income (loss)	$177.4	$250.9	$(228.5)	$398.2
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

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Operating revenues	$702.1	$755.4	$1,636.9	$1,759.1
Cost of sales	209.1	234.0	481.5	625.3
Other operation and maintenance	110.1	130.0	348.8	370.3
Depreciation and amortization	100.5	94.1	292.2	260.8
Taxes other than income	23.9	22.3	72.8	66.8
Operating income	258.5	275.0	441.6	435.9
Allowance for equity funds used during construction	1.1	1.0	3.7	3.7
Other net periodic benefit expense	(1.3)	(0.7)	(2.8)	(0.3)
Other income	1.1	2.0	3.7	4.5
Other expense	0.3	2.4	1.7	3.9
Interest expense	39.5	38.0	115.7	103.7
Income tax expense	20.1	9.7	30.5	14.9
Net income	$199.5	$227.2	$298.3	$321.3
Operating revenues by classification:
Residential	$302.7	$328.0	$683.4	$710.0
Commercial	160.3	176.6	370.5	396.7
Industrial	60.5	68.1	148.8	176.0
Oilfield	51.1	59.4	129.2	159.5
Public authorities and street light	59.0	67.0	136.2	154.3
Sales for resale	—	—	—	0.1
System sales revenues	633.6	699.1	1,468.1	1,596.6
Provision for rate refund	4.8	(2.3)	3.2	(2.9)
Integrated market	18.0	12.8	33.7	29.8
Transmission	35.0	36.7	109.0	112.6
Other	10.7	9.1	22.9	23.0
Total operating revenues	$702.1	$755.4	$1,636.9	$1,759.1
Reconciliation of gross margin to revenue:
Operating revenues	$702.1	$755.4	$1,636.9	$1,759.1
Cost of sales	209.1	234.0	481.5	625.3
Gross margin	$493.0	$521.4	$1,155.4	$1,133.8
MWh sales by classification (In millions)
Residential	3.0	3.2	7.4	7.6
Commercial	1.9	2.1	4.9	5.1
Industrial	1.1	1.2	3.1	3.4
Oilfield	1.1	1.2	3.2	3.5
Public authorities and street light	0.9	1.0	2.2	2.4
System sales	8.0	8.7	20.8	22.0
Integrated market	0.7	0.3	1.5	0.9
Total sales	8.7	9.0	22.3	22.9
Number of customers	865,259	855,904	865,259	855,904
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.137	1.943	1.935	2.234
Coal	1.772	2.025	1.838	2.005
Total fuel	1.931	1.857	1.787	2.002
Total fuel and purchased power	2.302	2.528	2.058	2.616
Degree days (A)
Heating - Actual	29	—	1,980	2,277
Heating - Normal	19	19	2,023	2,023
Cooling - Actual	1,163	1,477	1,745	1,958
Cooling - Normal	1,382	1,382	2,021	2,021

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

OG&E's net income decreased $27.7 million, or 12.2 percent, and $23.0 million, or 7.2 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Primary drivers for these decreases in net income are further discussed below.
Gross margin decreased $28.4 million, or 5.4 percent, and increased $21.6 million, or 1.9 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Quantity impacts (primarily weather) (A)	$(34.4)	$(30.4)
Industrial and oilfield sales	(3.8)	(8.5)
Non-residential demand and related revenues	(3.8)	(6.3)
Other	(0.1)	(2.0)
Price variance (B)	9.8	59.7
New customer growth	3.9	9.1
Change in gross margin (C)	$(28.4)	$21.6
(A)Decreased primarily due to a 21.3 percent and 10.9 percent decrease in cooling degree days for the three and nine months ended September 30, 2020, respectively, as well as a 13.0 percent decrease in heating degree days for the nine months ended September 30, 2020.
(B)Increased for the nine months ended September 30, 2020 primarily due to recovery of additional assets placed into service through the expiration of the cogeneration credit rider in the second half of 2019.
(C)Gross margin for both the three and nine months ended September 30, 2020 was impacted by COVID-19, particularly as seen in the negative impacts within industrial and oilfield sales and non-residential demand and related revenues.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $24.9 million, or 10.6 percent, and $143.8 million, or 23.0 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fuel expense (A)	$18.5	$(15.0)	16.7%	(5.6)%
Purchased power costs:
Purchases from SPP (B)	(38.6)	(116.5)	(46.7)%	(49.0)%
Cogeneration (C)	(2.9)	(14.6)	(100.0)%	(100.0)%
Wind (D)	(2.7)	1.4	(19.9)%	3.5%
Other	(0.3)	(0.3)	(5.2)%	(3.5)%
Transmission expense	1.1	1.2	6.6%	2.3%
Change in cost of sales	$(24.9)	$(143.8)
(A)Increased primarily due to higher fuel usage related to the generating assets utilized and decreased primarily due to lower fuel costs related to the generating assets utilized during the three and nine months ended September 30, 2020, respectively.
(B)Decreased primarily due to lower market prices as a result of decreased fuel costs for generators along with decreased MWhs purchased of 27.5 percent and 12.1 percent for the three and nine months ended September 30, 2020, respectively.
(C)Decreased primarily due to the expiration of cogeneration contracts in 2019.

(D)Decreased primarily due to a decrease of 19.1 percent in MWs purchased and increased primarily due to an increase of 4.7 percent in MWs purchased during the three and nine months ended September 30, 2020, respectively.

Other operation and maintenance expense decreased $19.9 million, or 15.3 percent, and $21.5 million, or 5.8 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Contract technical and construction services	$(6.9)	$(13.1)	(50.8)%	(33.2)%
Capitalized labor	(4.5)	(6.5)	(16.8)%	(8.1)%
Other	(4.2)	(5.3)	(5.9)%	(2.6)%
Payroll and benefits	(2.7)	0.9	(4.4)%	0.5%
Materials and supplies	(1.0)	(4.3)	(15.0)%	(21.5)%
New expenses related to River Valley power plant (A)	(0.6)	6.8	(10.5)%	(97.8)%
Change in other operation and maintenance expense (B)	$(19.9)	$(21.5)
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.
(B)OG&E has been focused on reducing other operation and maintenance activities in light of COVID-19. Further, certain incremental expenses incurred by OG&E related to its COVID-19 response have been deferred and are included in the regulatory assets and liabilities table in Note 1 within "Item 1. Financial Statements."

Depreciation and amortization expense increased $6.4 million, or 6.8 percent, and $31.4 million, or 12.0 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to additional assets being placed into service. The increase during the nine months ended September 30, 2020 was also impacted by depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Taxes other than income increased $1.6 million, or 7.2 percent, and $6.0 million, or 9.0 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased ad valorem taxes.

Interest on long-term debt increased $12.2 million, or 12.0 percent, during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Income tax expense increased $10.4 million and $15.6 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to reduced tax credit generation and amortization of net unfunded deferred taxes, partially offset by reduced taxes on lower pretax income.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Operating revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Other operation and maintenance	0.3	0.6	1.2	1.3
Taxes other than income	0.2	0.1	0.4	0.4
Operating loss	(0.5)	(0.7)	(1.6)	(1.7)
Equity in earnings (losses) of unconsolidated affiliates (A)	15.8	38.3	(703.8)	104.8
Other expense	0.7	0.6	0.7	8.4
Income (loss) before taxes	14.6	37.0	(706.1)	94.7
Income tax expense (benefit)	4.5	8.5	(167.2)	18.0
Net income (loss) attributable to OGE Holdings	$10.1	$28.5	$(538.9)	$76.7
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

Enable Results of Operations and Operating Data

The following tables present summarized financial information of Enable for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Reconciliation of gross margin to revenue:
Total revenues	$596	$699	$1,759	$2,229
Cost of natural gas and NGLs	250	263	653	958
Gross margin	$346	$436	$1,106	$1,271
Operating income	$100	$175	$326	$507
Net income (loss)	$(173)	$123	$(35)	$351

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Natural gas gathered volumes - TBtu/d	4.07	4.47	4.25	4.54
Natural gas processed volumes - TBtu/d (A)	2.06	2.49	2.18	2.52
NGLs sold - MBbl/d (B)(C)	138.55	118.29	127.66	131.49
Crude oil and condensate gathered volumes - MBbl/d	138.02	132.99	121.38	120.17
Transported volumes - TBtu/d	4.78	5.97	5.58	6.22
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate.
(C)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net income decreased $18.4 million, or 64.6 percent, for the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to a decrease in equity in earnings of Enable of $22.5 million, partially offset by a decrease in income tax expense. OGE Holdings' net loss of $538.9 million compared to net income of $76.7 million during the nine months ended September 30, 2020 and 2019, respectively, was primarily due to the impairment recorded in March 2020 on the Company's investment in Enable, which is discussed in more detail in Notes 4 and 5 in "Item 1. Financial Statements." The following table presents summarized information regarding Enable's income statement changes for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(90.0)	$(23.0)	$(165.0)	$(42.1)
Impairments of property, plant and equipment and goodwill (A)	$—	$—	$28.0	$(4.4)
Operation and maintenance, General and administrative (B)	$(12.0)	$3.1	$(3.0)	$3.3
Depreciation and amortization	$(3.0)	$0.8	$(9.0)	$2.3
Equity in earnings (losses) of equity method affiliate, net (C)	$(227.0)	$(12.0)	$(223.0)	$(11.0)
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
(B)Included in Enable's operation and maintenance and general and administrative expenses for the nine months ended September 30, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. The Company recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.
(C)Included in Enable's equity in earnings (losses) of equity method affiliate, net for the three and nine months ended September 30, 2020 is a $225.0 million impairment on Enable's SESH equity method investment in their transportation and storage business segment. The Company recorded a $11.5 million pre-tax charge for its share of Enable's equity method investment impairment, as adjusted for basis differences.

Enable's gathering and processing business segment reported decreases in operating income of $81.0 million and $199.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The decreases in Enable's gathering and processing business segment operating income were primarily due to the following:

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(85.0)	$(21.7)	$(164.0)	$(41.8)
Operating and maintenance, General and administrative (A)	$(2.0)	$0.5	$12.0	$1.0
Depreciation and amortization	$(2.0)	$0.5	$(6.0)	$1.5
Impairments of property, plant and equipment and goodwill (B)	$—	$—	$28.0	$(4.4)
(A)Included in Enable's operation and maintenance and general and administrative expenses for the nine months ended September 30, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. The Company recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.

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

Gathering and processing gross margin decreased for the three months ended September 30, 2020 primarily due to:

•a decrease in natural gas gathering fees due to lower gathered volumes, inclusive of continued producer shut-ins in the Anadarko Basin that ended during the third quarter, lower shortfall fees associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex Basin and lower revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin;
•a decrease in revenues from natural gas sales less the cost of natural gas due to lower sales volumes, partially offset by higher average sales prices;
•a decrease in changes in the fair value of natural gas, condensate and NGLs derivatives;
•a decrease in realized gains on natural gas, condensate and NGLs derivatives; and
•a decrease in processing service revenues due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from certain processing arrangements due to an increase in retained volumes at higher average market prices as well as an increase in the recognition of certain annual minimum processing fees; partially offset by
•an increase in revenues from NGLs sales less the cost of NGLs due to higher average sales prices for all NGLs products other than natural gasoline; and
•an increase in crude oil, condensate and produced water gathering revenues primarily due to an increase in gathered crude oil volumes in the Anadarko Basin, partially offset by a decrease in gathered crude oil volumes in the Williston Basin.

Gathering and processing gross margin decreased for the nine months ended September 30, 2020 primarily due to:

•a decrease in natural gas gathering fees due to lower gathered volumes in the Anadarko and Arkoma Basins, inclusive of continued producer shut-ins in the Anadarko Basin that ended during the third quarter, lower shortfall fees associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins and lower revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin;
•a decrease in revenues from natural gas sales less the cost of natural gas due to lower average sales prices and lower sales volumes;
•a decrease in revenues from NGLs sales less the cost of NGLs due to lower volumes and lower average market prices for NGLs products;
•a decrease in processing service fees due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from certain processing arrangements due to an increase in retained volumes at lower average market prices as well as an increase in the recognition of certain annual minimum processing fees;
•a decrease in changes in the fair value of natural gas, condensate and NGLs derivatives; and
•a decrease in intercompany management fees; partially offset by
•an increase in realized gains on natural gas, condensate and NGLs derivatives; and
•an increase in crude oil, condensate and produced water gathering revenues primarily due to an increase in gathered crude oil volumes in the Anadarko Basin, partially offset by a decrease in gathered crude oil volumes in the Williston Basin.

Enable's transportation and storage business segment reported increases in operating income of $6.0 million and $18.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, and the corresponding impact those changes had on the Company's equity in earnings of Enable.

The increases in Enable's transportation and storage business segment operating income were primarily due to the following:

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to Company's Equity in Earnings	Income Statement Change at Enable	Impact to Company's Equity in Earnings
Gross margin	$(5.0)	$(1.3)	$(1.0)	$(0.3)
Operation and maintenance, General and administrative	$(10.0)	$2.6	$(15.0)	$3.8
Depreciation and amortization	$(1.0)	$0.3	$(3.0)	$0.8

Transportation and storage gross margin decreased for the three months ended September 30, 2020 primarily due to:

•a decrease in volume-dependent transportation and storage revenues due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin;
•a decrease in firm transportation and storage services due to lower interstate contracted capacity, partially offset by higher recognized rates subsequent to the settlement of the Mississippi River Transmission, LLC rate case;
•a decrease due to incremental lower of cost or net realizable value adjustments related to natural gas storage inventories; and
•a decrease in changes in the fair value of natural gas derivatives; partially offset by
•an increase in system management activities; and
•an increase in realized gains on natural gas derivatives.

Transportation and storage gross margin decreased for the nine months ended September 30, 2020 primarily due to:

•a decrease in volume-dependent transportation and storage revenues due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of revenue upon the settlement of the Mississippi River Transmission, LLC rate case;
•a decrease due to incremental lower of cost or net realizable value adjustments related to natural gas storage inventories;
•a decrease in revenues from NGLs sales less the cost of NGLs due to a decrease in average NGLs prices and lower volumes;
•a decrease in firm transportation and storage services due to lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators, partially offset by an increase in recognized rates and the recognition of previously reserved revenue upon the settlement of the Mississippi River Transmission, LLC rate case; and
•a decrease in changes in the fair value of natural gas derivatives; partially offset by
•an increase in system management activities.

Enable's transportation and storage business segment net loss for the three and nine months ended September 30, 2020 included a $225.0 million impairment that Enable recorded on its SESH equity method investment. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. The Company recorded a $11.5 million pre-tax charge for its share of Enable's equity method investment impairment, as adjusted for basis differences.

OGE Holdings' income tax expense decreased $4.0 million, or 47.1 percent, during the three months ended September 30, 2020, as compared the same period in 2019, primarily due to lower pretax income.

OGE Holdings' income tax benefit was $167.2 million during the nine months ended September 30, 2020, as compared to income tax expense of $18.0 million during the same period in 2019. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded in March 2020 on the Company's investment in Enable, partially offset by state deferred tax adjustments related to the Company's investment in Enable.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company's off-balance sheet arrangements from those discussed in the Company's 2019 Form 10-K. The Company has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,		2020 vs. 2019
(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$525.3	$418.0	$107.3	25.7%
Net cash used in investing activities (B)	$(422.1)	$(482.4)	$60.3	(12.5)%
Net cash used in financing activities (C)	$(71.2)	$(16.7)	$(54.5)	*
* Change is greater than 100 percent variance.
(A)Increased primarily due to a decrease in payments for purchased power at OG&E.
(B)Decreased primarily due to environmental projects at OG&E that were completed and placed into service as well as fewer OG&E plant outages in 2020, partially offset by increased reliability projects.
(C)Increased primarily due to a decrease in borrowings of short-term debt, the purchase of treasury stock and an increase in dividends paid, partially offset by the payment of long-term debt by OG&E in January 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at September 30, 2020 compared to December 31, 2019.

Cash and Cash Equivalents increased $32.0 million, primarily due to normal business operations. The Company expects to use the cash over time for general corporate purposes.

Accounts Receivable and Accrued Unbilled Revenues increased $62.9 million, or 28.8 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2020 as compared to December 2019, as well as increased customer balances due to the disconnection moratorium related to COVID-19, as discussed in "Recent Developments - COVID-19 Pandemic."

Income Taxes Receivable decreased $10.0 million, or 91.7 percent, primarily due to current year tax expense accruals in excess of the prior accrued receivable.

Fuel Inventories decreased $9.8 million, or 21.2 percent, primarily due to decreased coal inventory.

Materials and Supplies increased $16.4 million, or 18.1 percent, primarily due to increased materials and supplies inventory acquired for upcoming projects.

Fuel Clause Under Recoveries decreased $39.5 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Assets increased $6.3 million, or 25.8 percent, primarily due to an increase in under-recovered riders and SPP transmission formula rate along with prepayments associated with software expense, partially offset by decreased prepaid insurance.

Short-term Debt decreased $112.0 million, primarily due to the timing of operational needs. The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement.

Accounts Payable decreased $71.7 million, or 36.8 percent, primarily due to the timing of vendor payments and lower fuel costs.

Accrued Taxes increased $36.5 million, or 87.1 percent, primarily due to the timing of ad valorem payments and deferment of the employer portion of FICA payroll taxes as allowed by the CARES Act.

Accrued Compensation decreased $6.7 million, or 16.5 percent, primarily due to lower accruals for incentive compensation due to 2019 payouts that occurred in the first quarter of 2020.
Fuel Clause Over Recoveries increased $34.8 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Liabilities decreased $26.2 million, or 40.2 percent, primarily due to changes in amounts owed to OG&E customers which includes an $18.9 million reduction in SPP reserves related to the transmission formula rate.

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

Capital Expenditures

The Company's consolidated estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2020 through 2024 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Form 10-K. Additional capital expenditures beyond those identified in the Company's 2019 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company's financial objectives. The Company remains on track for its approximately $575.0 million in capital investment planned for 2020 as disclosed in the Company's 2019 Form 10-K. However, the progression of, and global response to, the COVID-19 outbreak increases the risk of delays in construction activities and equipment deliveries related to the Company's capital projects, including potential delays in obtaining permits from government agencies, resulting in potential deferral of capital expenditures in future periods.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. The Company utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. As indicated above, as a precautionary measure in order to increase the Company's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, the Company entered into a one-year $75.0 million term loan agreement in April 2020, which was repaid in September 2020. Further, OG&E issued $300.0 million in senior notes in April 2020. The disruption in the capital markets and the commercial paper markets caused by the COVID-19 outbreak could make additional financing more challenging, and there can be no assurance that the Company will be able to obtain such financing on commercially reasonable terms or at all.

Short-Term Debt and Credit Facilities

The Company borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement.

The Company has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for the Company and $450.0 million for OG&E) that mature on March 8, 2023. These bank facilities can also be used as letter of credit facilities. The following table provides information about the Company's revolving credit agreements at September 30, 2020.

(Dollars in millions)	September 30, 2020
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements	$899.7
Balance of cash and cash equivalents	$32.0

In April 2020, the Company entered into a $75.0 million floating rate unsecured one-year term credit agreement and borrowed the full $75.0 million, in order to preserve financial flexibility in response to COVID-19. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of the Company. The term credit agreement contained substantially the same covenants as the Company's existing $450.0 million revolving credit agreement. In September 2020, the Company repaid the $75.0 million borrowed under the term credit agreement.

The following table highlights the Company's total short-term debt activity for the three and nine months ended September 30, 2020.

(Dollars in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Average balance of short-term debt	$56.3	$99.5
Weighted-average interest rate of average balance of short-term debt	1.23%	1.61%
Maximum month-end balance of short-term debt	$75.0	$247.3

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

On July 27, 2020, S&P's Global Ratings issued their annual update for OG&E, indicating their issuer credit rating, commercial paper rating and outlook for OG&E are unchanged from those affirmed on April 3, 2020. In the update, S&P's Global Ratings indicated they believe OG&E is less vulnerable to volumetric decline caused by COVID-19 due to OG&E's limited commercial and industrial exposure, and any potential reduction in commercial and industrial load growth is expected to be mitigated by OG&E's large residential customer base. Further, S&P's Global Ratings indicated it expects OG&E to manage its regulatory risk effectively through its numerous constructive regulatory mechanisms.

On October 16, 2020, Fitch Ratings affirmed its long-term and short-term issuer credit ratings for both the Company and OG&E. The outlooks for both the Company and OG&E are stable. Fitch Ratings indicated that the Company's ratings and outlook primarily reflect the stable cash flows and earnings from OG&E, which help mitigate the operating risks and dividend distribution reduction from the Company's investment in Enable. Fitch Ratings also indicated that OG&E's overall supportive regulatory framework is a key ratings driver. Further, Fitch Ratings indicated that it expects the financial impact from COVID-19 to be manageable and that there are no major operational issues at this time. Fitch Ratings indicated that this expectation is supported by Oklahoma re-opening in May and regulatory recovery mechanisms approved by the OCC and the APSC for incremental bad debt expense and other incremental costs incurred during the Company's response to COVID-19.

Quarterly Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and nine months ended September 30, 2020, Enable made distributions of $18.3 million and $73.3 million to the Company, respectively. On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. The Company does not expect any changes to its operations or foresee the need to access the equity markets as a result of Enable's action.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. On October 30, 2020, the EPA published a proposed rule to revise the 2016 update rule and address the 2019 remand. OG&E is currently reviewing the proposal, which does not propose any additional reductions in the emissions budget for Oklahoma based on a preliminary determination that the state does not cause or contribute to nonattainment of the ambient air quality standards in the relevant downwind areas.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. The Company complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On May 22, 2020, the EPA published a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today. Petitions for judicial review of the final May 2020 rule have been filed at the D.C. Circuit Court.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, the Company could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect the Company's operations.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicated compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. The State of Oklahoma's monitoring preliminarily indicates that ambient SO2 emissions in the area are well within the NAAQS. After evaluation by Oklahoma and the EPA of the designation proposed in 2016, on August 13, 2020, the EPA notified Oklahoma that it intends to designate Muskogee County as attainment/unclassifiable. The EPA has indicated that it anticipates finalizing a designation at the end of 2020. At this time, the Company cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to the Company's financial results.

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

On July 8, 2019, the EPA published the Affordable Clean Energy rule. Numerous parties, not including OG&E, have filed petitions for judicial review of the Affordable Clean Energy rule in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument was held on October 8, 2020. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state, including all of OG&E's coal units, and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. At this time, the Company cannot determine with any certainty whether the implementation plan will cause a material impact to its financial results.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the ODEQ submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units and applications remain pending for other units. The Company does not anticipate capital expenditures, or a material impact to its consolidated financial position, results of operations or cash flows, as a result of adoption of this rule.

Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the due date for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. On July 1, 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units are to be included in the state's evaluation of visibility impairment impacts to the Wichita Mountains. OG&E conducted an analysis of all potential control measures for NOx on these units and submitted it to the ODEQ on September 15, 2020. The ODEQ will identify any cost-effective control measures in a Regional Haze SIP, to be submitted to the EPA for approval by July 31, 2021. It is unknown at this time what the outcome, or any potential material impacts, will be from the evaluations by OG&E, the ODEQ and the EPA.

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

On June 28, 2018, the EPA approved the State of Oklahoma's application for a state coal ash permitting program that will operate in lieu of the federal coal ash program promulgated under the Federal Resource Conservation and Recovery Act. On September 26, 2018, a citizen suit was filed against the EPA in the U.S. District Court in the District of Columbia concerning the final approval, which was decided upon in the EPA's favor on April 15, 2020 and has subsequently been appealed.
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
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The ODEQ issued final permits on December 22, 2017 and August 22, 2018 for Muskogee Power Plant and Seminole Power Plant, respectively, in compliance with the final 316(b) rule, and OG&E did not incur any material costs associated with the rule's implementation at either location. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation at other facilities following the future issuance of permits from the State of Oklahoma.

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. In light of the final rule, OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

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

While remote work arrangements were temporarily implemented in response to the COVID-19 pandemic, the Company believes there have been no material changes to the processes and procedures that impact financial reporting. The Company continues to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of the Company's internal controls over financial reporting and disclosures.

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

The outbreak of COVID-19 is a continually evolving situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements, increased unemployment, customer slow payment or non-payment and decreased commercial and industrial load. We expect these particular COVID-19 impacts will likely continue in the near future. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. A slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy has resulted to a certain extent and could continue to result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects. Further, the negative impacts on the economy could also adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements.

The effects of COVID-19 and concerns regarding its global spread have negatively impacted domestic and international demand for natural gas, NGLs and crude oil, which has and could continue to contribute to price volatility and materially and adversely affect Enable's customers' operations and future production, resulting in less demand for Enable's services and/or the reduction of commercial opportunities that might otherwise be available to Enable. In response to sharp declines in demand for oil and gas as well as commodity prices resulting from the economic impact of COVID-19, many producers have significantly reduced previously anticipated drilling and production and may make additional reductions in the future. Decreased demand for commodities as a result of COVID-19 impacted the valuation of our investment in Enable, resulting in an impairment charge in March 2020 that had a material adverse impact on our results of operations for the nine months ended September 30, 2020. Further, our operating cash flow is derived partially from cash distributions we receive from Enable. In response to current industry conditions, Enable reduced its dividend distribution by half, effective April 1, 2020. Prolonged decreased demand for commodities and/or further reductions in distributions from Enable could materially adversely affect our results of operations, financial condition and cash flows.

In addition, we cannot predict the ongoing impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in "Item 1A. Risk Factors" in the Company's 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table contains information about the Company's purchases of its common stock during the third quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
7/1/20 - 7/31/20	—	$—	N/A	N/A
8/1/20 - 8/31/20	150,000	$33.14	150,000	N/A
9/1/20 - 9/30/20	—	$—	N/A	N/A
N/A - not applicable

During the three months ended September 30, 2020, the Company purchased 150,000 shares of its common stock at an average cost of $33.14 per share on the open market. The Company intends to use the shares to satisfy payouts of earned performance units and restricted stock unit grants pursuant to the Company's Stock Incentive Plan.

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

November 4, 2020