Form 10-K
period 2020-12-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2021-02-25
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	I.R.S. Employer Identification No.
1-12579	OGE ENERGY CORP.	73-1481638
1-1097	OKLAHOMA GAS AND ELECTRIC COMPANY	73-0382390
321 North Harvey
P.O. Box 321
Oklahoma City, Oklahoma 73101-0321
405-553-3000

State or other jurisdiction of incorporation or organization: Oklahoma
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
OGE Energy Corp.	Common Stock	OGE	New York Stock Exchange
Oklahoma Gas and Electric Company	None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
OGE Energy Corp. ☑  Yes  ☐  No        Oklahoma Gas and Electric Company ☑  Yes  ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
OGE Energy Corp. ☐  Yes   ☑  No        Oklahoma Gas and Electric Company ☐  Yes  ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
OGE Energy Corp. ☑  Yes   ☐  No        Oklahoma Gas and Electric Company ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
OGE Energy Corp. ☑  Yes   ☐  No        Oklahoma Gas and Electric Company ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

OGE Energy Corp.	Large Accelerated Filer	☑	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Oklahoma Gas and Electric Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     OGE Energy Corp. ☑                Oklahoma Gas and Electric Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
OGE Energy Corp. ☐  Yes   ☑  No        Oklahoma Gas and Electric Company ☐ Yes   ☑  No
At June 30, 2020, the last business day of OGE Energy Corp.'s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $6,077,156,282 based on the number of shares held by non-affiliates (200,169,838) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $30.36.
At June 30, 2020, there was no voting or non-voting common equity of Oklahoma Gas and Electric Company held by non-affiliates.
At January 29, 2021, there were 200,021,161 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.
At January 29, 2021, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for OGE Energy Corp.'s 2021 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.
This combined Form 10-K represents separate filings by OGE Energy Corp. and Oklahoma Gas and Electric Company. Information contained herein related to an individual registrant is filed by such registrant on its own behalf. Oklahoma Gas and Electric Company makes no representations as to the information relating to OGE Energy Corp.'s other operations.
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EGT	Enable Gas Transmission, LLC, a wholly-owned subsidiary of Enable that operates an approximately 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex Basins in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective June 30, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EOIT	Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly-owned subsidiary of Enable that operates an approximately 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
kV	Kilovolt
LDC	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MMBtu	Million British thermal unit
MRT	Enable Mississippi River Transmission, LLC, a wholly-owned subsidiary of Enable that operates an approximately 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream including condensate
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
ii

QF contract	Contract with qualified cogeneration facilities and small power production producers
Regional Haze Rule	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SESH	Southeast Supply Header, LLC, in which Enable owns a 50 percent interest as of December 31, 2020, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America
Wells Fargo	Wells Fargo Bank, National Association

iii

FILING FORMAT

This combined Form 10-K is separately filed by OGE Energy and OG&E. Information in this combined Form 10-K relating to each individual Registrant is filed by such Registrant on its own behalf. OG&E makes no representation regarding information relating to any other companies affiliated with OGE Energy. Neither OGE Energy, nor any of OGE Energy's subsidiaries, other than OG&E, has any obligation in respect of OG&E's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of OGE Energy nor any of OGE Energy's subsidiaries, other than OG&E (in relevant circumstances), in making a decision with respect to OG&E's debt securities. Similarly, none of OG&E nor any other subsidiary of OGE Energy has any obligation with respect to debt securities of OGE Energy. This combined Form 10-K should be read in its entirety. No one section of this combined Form 10-K deals with all aspects of the subject matter of this combined Form 10-K.

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-K, including those matters discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and their impact on capital expenditures;
•the ability of OGE Energy and its subsidiaries to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;
•the ability to obtain timely and sufficient rate relief to allow for recovery of items such as capital expenditures, fuel costs, operating costs, transmission costs and deferred expenditures;
•prices and availability of electricity, coal, natural gas and NGLs;
•for OGE Energy, the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions Enable serves and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;
•for OGE Energy, the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by Enable's gathering and processing business and transporting by Enable's interstate and intrastate pipelines, including the impact of natural gas and NGLs prices on the level of drilling and production activities in the regions Enable serves;
•for OGE Energy, business conditions in the energy and natural gas midstream industries, including the demand for natural gas, NGLs, crude oil and midstream services;
•competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Registrants;
•the impact on demand for services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;
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
•federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Registrants' markets;
•environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way the Registrants' facilities are operated;
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
•the impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in the Registrants' markets;
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K;
•difficulty in making accurate assumptions and projections regarding future revenues and costs associated with OGE Energy's equity investment in Enable that OGE Energy does not control;
•Enable's pending merger with Energy Transfer and the expected timing of the consummation of the merger; and
•other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" herein.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SUMMARY OF RISK FACTORS

The Registrants are subject to a variety of risks and uncertainties, including regulatory risks, operational risks, financial risks and certain general risks. Risks of OG&E are also risks of OGE Energy. OGE Energy also is subject to risks associated with its investment in Enable. These risks could have a material adverse effect on the Registrants' business, financial condition, results of operations and cash flows. Risks that the Registrants deem material are described under "Risk Factors" within "Item 1A. Risk Factors" herein. These risks include, but are not limited to, the following.

		Pg.
Regulatory Risks
•	Profitability depends on the ability to recover costs from OG&E's customers in a timely manner.	15
•	OG&E's rates are subject to various regulatory agencies whose regulatory paradigms and goals may differ.	15
•	Costs of compliance with environmental laws and regulations are significant and may increase with the new Biden administration.	16
•	Costs of the Registrants' investments in capital improvements and additions may not be recoverable.	16
•	The regional power market in which OG&E operates has changing transmission regulatory structures.	16
•	The Registrants may face increased competition resulting from changes to the utility and energy markets.	17
•	The Registrants are subject to compliance with substantial utility and energy regulation.	17
Operational Risks
•	Results of operations may be impacted by disruptions to the Registrants' fuel supply or the electric grid that are beyond the Registrants' control.	17
•	OG&E's electric assets are subject to various operational risks, including outages and accidents.	17
•	Changes in technology, regulatory policies and customer electricity consumption may cause the Registrants' assets to be less competitive.	18
•	The Registrants may be impacted by severe weather conditions, as well as seasonal temperature variations.	18
Financial Risks
•	The Registrants may be impacted by changes related to their Pension Plan and health care plans, including market performance, increased retirements, change in regulations and increasing costs.	18
•	OGE Energy is a holding company with its primary assets being investments in other companies.	19
Risks Associated with OGE Energy's Investment in Enable
•	OGE Energy does not control Enable and therefore cannot cause or prevent certain actions by Enable.	19
•	OGE Energy's operating cash flow is derived partially from cash distributions received from Enable.	20
•	Enable's contracts are subject to renewal risks.	20
•	Enable's businesses are dependent, in part, on the drilling and production decisions of others, which are impacted by demand and commodity prices.	21
•	Enable's industry is highly competitive.	22

PART I

Item 1. Business.

Introduction

OGE Energy, incorporated in August 1995 in the State of Oklahoma, is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations.

OG&E. OGE Energy's electric utility operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Enable. OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Enable. The investment in Enable is held through wholly-owned subsidiaries and ultimately OGE Holdings. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. At December 31, 2020, OGE Energy owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units.

On February 16, 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is anticipated to close in 2021. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units, anti-trust approvals and other customary closing conditions. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns. Energy Transfer owns and operates one of the largest and most diversified portfolios of energy assets in the U.S., with a strategic footprint in all of the major domestic production basins. Energy Transfer is a publicly traded limited partnership with core operations that include complementary natural gas midstream, intrastate and interstate transportation and storage assets; crude oil, NGL and refined product transportation and terminalling assets; NGL fractionation; and various acquisition and marketing assets.

See "Enable's Pending Merger with Energy Transfer" within "Item 1A. Risk Factors" for a discussion of risks related to the Enable and Energy Transfer merger.

The Registrants' principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma, 73101-0321 (telephone 405-553-3000). OGE Energy's website address is www.ogeenergy.com. Through OGE Energy's website under the heading "Investors," "SEC Filings," OGE Energy makes available, free of charge, the Registrants' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. OGE Energy's website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K. Reports filed with the Securities and Exchange Commission are also made available on its website at www.sec.gov.

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services, while honoring its commitment to strengthen communities. Its business model is centered around growth and sustainability for employees (internally referred to as "members"), communities and customers and the owners of OGE Energy, its shareholders.

OGE Energy is focused on:

•continuing to deliver top-quartile safety results, while enabling members to deliver improved value to their communities, customers and shareholders;
•transforming the customer experience with the right balance of personalized interaction and technology that allows our customers to self-serve;
•providing safe, reliable energy to the communities and customers it serves, with a particular focus on enhancing the value of the grid by improving reliability and resiliency;
•leading economic development and job growth by attracting new and diverse businesses to improve the infrastructure of the communities in Oklahoma and Arkansas;
•ensuring the necessary mix of generation resources to meet the long-term capacity needs of our customers, with a progressively cleaner generation portfolio;
•continuing focus on innovation, intellectual curiosity and executing with excellence in order to maintain customer rates that are some of the most affordable in the country;
•delivering on earnings commitments to shareholders to enhance access to lower-cost debt and equity capital that is needed to deploy infrastructure for the long-term economic health of its communities;
•having strong regulatory and legislative relationships, built on integrity, for the long-term benefit of our customers, communities, shareholders and members; and
•developing and growing our members to be able to provide a greater contribution to the company's success, while also improving their own lives.

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five percent at the electric utility, underscored by a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy utilizes cash distributions from its natural gas midstream operations segment to help fund its electric utility capital investments. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities.
Electric Operations - OG&E

General

OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma, and 26 are in Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2020 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2020 was 6,437 MWs on August 28, 2020. OG&E's load responsibility peak demand was 5,711 MWs on August 28, 2020. The following table presents system sales and variations in system sales for 2020, 2019 and 2018.

Year Ended December 31	2020	2020 vs. 2019	2019	2019 vs. 2018	2018
System sales (Millions of MWh)	27.0	(4.9)%	28.4	1.1%	28.1

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. OG&E's ability to maintain relatively low cost, efficient and reliable operations is a significant determinant of its competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year Ended December 31	2020	2019	2018
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	17.5	17.0	18.2
Purchased	12.9	14.0	12.6
Total generated and purchased	30.4	31.0	30.8
OG&E use, free service and losses	(1.4)	(1.4)	(1.3)
Electric energy sold	29.0	29.6	29.5
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.5	9.7	9.7
Commercial	6.3	6.5	6.6
Industrial	4.2	4.5	4.5
Oilfield	4.2	4.6	4.2
Public authorities and street light	2.8	3.1	3.1
System sales	27.0	28.4	28.1
Integrated market	2.0	1.2	1.4
Total sales	29.0	29.6	29.5
ELECTRIC OPERATING REVENUES (In millions)
Residential	$869.0	$891.1	$901.0
Commercial	479.4	503.1	519.9
Industrial	197.3	223.0	234.5
Oilfield	172.3	204.0	193.5
Public authorities and street light	176.8	195.7	204.0
Sales for resale	0.1	0.1	0.2
System sales revenues	1,894.9	2,017.0	2,053.1
Provision for rate refund	3.8	(0.9)	(6.0)
Integrated market	49.6	38.4	48.7
Transmission	143.3	148.0	147.4
Other	30.7	29.1	27.1
Total operating revenues	$2,122.3	$2,231.6	$2,270.3
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	740,174	731,797	725,440
Commercial	100,200	98,565	96,660
Industrial	2,710	2,965	3,072
Oilfield	6,822	7,071	7,110
Public authorities and street light	17,483	17,356	17,090
Total customers	867,389	857,754	849,372
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,180.82	$1,223.05	$1,247.22
Average annual use (kilowatt-hour)	12,848	13,344	13,466
Average price per kilowatt-hour (cents)	9.19	9.17	9.26

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2020, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC and the APSC require that, among other things, (i) OGE Energy permits the OCC and the APSC access to the books and records of OGE Energy and its affiliates relating to transactions with OG&E; (ii) OGE Energy employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) OGE Energy refrain from pledging OG&E assets or income for affiliate transactions. In addition, the FERC has access to the books and records of OGE Energy and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

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

Fuel Supply and Generation
The following table presents the OG&E-generated energy produced and the weighted average cost of fuel used, by type, for the last three years.

	Fuel Mix (A)			Fuel Cost (In cents/Kilowatt-Hour)
	2020	2019	2018	2020	2019	2018
Natural gas	66%	64%	48%	2.077	2.188	2.517
Coal	26%	28%	45%	1.821	2.029	2.025
Renewable	8%	8%	7%	—	—	—
Total fuel	100%	100%	100%	1.863	1.970	2.119
(A)Fuel mix calculated as a percent of net MWhs generated.

The decreases in the weighted average cost of fuel in 2020 compared to 2019 and 2019 compared to 2018 were primarily due to lower fuel prices year over year. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC.

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

Of OG&E's 7,120 total MWs of generation capability reflected in the table within "Item 2. Properties," 4,795 MWs, or 67.4 percent, are from natural gas generation, 1,534 MWs, or 21.5 percent, are from coal generation, 320 MWs, or 4.5 percent, are from dual-fuel generation (coal/gas), 449 MWs, or 6.3 percent, are from wind generation and 22 MWs, or 0.3 percent, are from solar generation.
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
Coal
OG&E's coal-fired units are designed to burn primarily low sulfur western sub-bituminous coal. The combination of all 2020 coal purchased had a weighted average sulfur content of 0.2 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.1 lbs. of SO2 per MMBtu.
For the first two quarters of 2021, OG&E has coal supply agreements for 100 percent of its coal requirements for the Sooner, Muskogee and River Valley facilities. OG&E plans to fill the remainder of its 2021 coal needs through additional term agreements, spot purchases and the use of existing inventory. OG&E has no coal agreements beyond June 2021. In 2020, OG&E purchased 2.518 million tons of coal from its Wyoming supplier and 0.027 million tons from its Oklahoma supplier. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Wind
OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchased power contracts as presented in the following table.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

Solar

OG&E currently owns and operates, or will operate, the solar farms presented in the following table.

Name	Location	Year Completed	Photovoltaic Panels	MWs
Mustang	Oklahoma City, OK	2015	9,867	2.5
Covington	Covington, OK	2018	38,000	9.7
Choctaw Nation	Durant, OK	2020	15,344	5.0
Chickasaw Nation	Davis, OK	2020	15,344	5.0
Branch	Branch, AR	In progress	15,444	5.0

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

Natural Gas Midstream Operations - Enable

Overview

Enable is a publicly traded Delaware limited partnership that owns, operates and develops strategically located natural gas and crude oil infrastructure assets. Enable serves current and emerging production areas in the U.S., including several unconventional shale resource plays and local and regional end-user markets in the U.S. Enable's assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Enable's gathering and processing segment primarily provides natural gas gathering and processing to its producer customers and crude oil, condensate and produced water gathering services to its producer and refiner customers. Enable's transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to its producer, power plant, LDC and industrial end-user customers.

Gathering and Processing

Enable owns and operates substantial natural gas gathering and processing and crude oil, condensate and produced water gathering assets primarily in five states. Enable's gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins, crude oil and condensate gathering assets serving the Anadarko Basin and crude oil and produced water gathering assets serving the Williston Basin. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating and processing natural gas, fractionating NGLs and gathering crude oil, condensate and produced water. Enable serves shale and other unconventional plays in the basins in which it operates.

Enable generates revenues from producers in the basins in which it operates. For the year ended December 31, 2020, Enable's top ten natural gas producer customers accounted for approximately 70 percent of its natural gas gathered volumes. Enable's Anadarko Basin crude oil gathering system gathers crude oil and condensate from producers, which are primarily delivered to one customer. The rates and terms of service on Enable's Anadarko Basin crude oil and condensate gathering systems are regulated by the OCC. Enable's Williston Basin crude oil and produced water gathering systems serve one customer. The rates and terms of service on Enable's Williston Basin crude oil gathering systems, but not its produced water gathering systems, are regulated by the FERC. Enable's contracts typically provide for crude oil, condensate and produced water gathering services that are fee-based, for natural gas gathering services that are fee-based and for natural gas processing arrangements that are fee-based, or percent-of-liquids, percent-of-proceeds or keep-whole based.

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

Transportation and Storage

Enable owns and operates interstate and intrastate natural gas transportation and storage systems primarily across nine states. Enable's transportation and storage systems consist primarily of its interstate systems, EGT and MRT, its intrastate system, EOIT, and its investment in SESH. Enable's transportation and storage assets transport natural gas from areas of production and interconnected pipelines to power plants, LDCs and industrial end users as well as interconnected pipelines for delivery to additional markets. Enable's transportation and storage assets also provide facilities where natural gas can be stored by customers.

Enable's interstate and intrastate natural gas transportation and storage systems generate revenue primarily by serving large natural gas and electric utilities, as well as natural gas producers, industrial end-users and natural gas marketers. For the year ended December 31, 2020, approximately 28 percent of EGT's service revenue was attributable to contracts with one customer, CenterPoint. As of December 31, 2020, EGT's transportation contracts representing three percent, eight percent and 89 percent of CenterPoint's firm transportation capacity are scheduled to expire in 2021, 2024 and 2030, respectively. EGT's firm storage contracts representing 33 percent and 67 percent of CenterPoint's firm storage capacity are scheduled to expire in 2021 and 2030, respectively.
For the year ended December 31, 2020, approximately 63 percent of MRT's service revenue was attributable to contracts with one customer, Spire Inc. MRT's firm transportation contracts representing 63 percent, 24 percent and 12 percent of Spire Inc.'s firm transportation capacity are scheduled to expire in 2024, 2025 and 2026, respectively. All of Spire Inc.'s firm storage contracts are scheduled to expire in 2024.

Enable's EGT, MRT and SESH transportation and storage services are typically provided under firm, fee-based transportation and storage agreements, with rates and terms of service regulated by the FERC. EOIT provides fee-based firm and interruptible transportation and storage services on both an intrastate and interstate basis.

Enable's interstate and intrastate pipelines compete with a variety of other interstate and intrastate pipelines in providing transportation and storage services within its operating areas. Enable's management views the principal elements of competition for their natural gas transportation and storage systems primarily as a function of rates, terms of services, flexibility and reliability.

Customer demand for natural gas transportation and storage services on EGT and MRT is usually higher during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. Customer demand for natural gas transportation and storage services on EOIT and SESH is usually higher during the summer, primarily due to electric utility demand for natural gas.

Environmental Matters

General

The activities of the Registrants are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Registrants' business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of the Registrants' operations are in substantial compliance with current federal, state and local environmental standards.
In the past, environmental regulation caused the Registrants to incur significant costs because the trend was to place more and more restrictions and limitations on the Registrants' activities. Under the Trump administration, the trend in environmental regulation was to delay, reverse or repeal some of these restrictions and generally not to adopt new, more stringent regulations. The Biden administration has announced that it plans to reverse many of the Trump administration's environmental policies, including issuance of an executive order that instructs the EPA and other executive agencies to review certain rules that affect the Registrants. The Registrants are monitoring these actions in an effort to understand the likely stringency of future rules. In the meantime, the Registrants continue to have obligations to take or complete action under current environmental rules.

Management continues to evaluate the Registrants' compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time, based on existing rules, does not expect capital expenditures for environmental control facilities to be material for 2021 or 2022. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Registrants, see "2020 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Our company fulfills a critical role in the nation's electric utility and, through our equity investment in Enable, natural gas midstream pipeline infrastructure. In order to do so, we believe we need to attract, retain and develop a high quality, diverse workforce and create a safe, inclusive and productive work environment for everyone. We believe that our company's core values and beliefs, including those of respect, diversity and inclusion, and safety, serve as a foundation for our relationships with our employees, who we refer to internally as "members" of the Registrants. These core values and beliefs are reinforced to all employees at the time of hire, annually through a review of our Code of Ethics and periodically through small and large group meetings. At December 31, 2020, OGE Energy had 2,360 employees, of which 1,872 are OG&E employees.

To help us attract and retain the most qualified individuals for our businesses, we provide a combination of strong compensation and health and welfare benefit offerings, growth and development opportunities and various retirement plan options. Our employees are also offered paid volunteer leave every year, which is intended to further enrich both their lives and the lives in the communities we serve. Many of the positions in our companies are highly specialized, so having appropriate training and succession planning is critical to business continuity and competitiveness. We provide leadership and career development opportunities, including internal and external training as well as tuition reimbursement, to invest in the next generation of leaders for our company. We target an average of 30-35 hours of training per employee annually, which aligns with the benchmark published annually by the American Society of Training and Development. This comprehensive investment in our employees contributes to an average tenure of 15 years and a voluntary turnover rate of 5.7 percent for 2020, which is 0.5 percent lower than the average voluntary turnover rate compared to our industry benchmark (the PwC Saratoga Benchmarking Service).

Employee safety is paramount in the work we perform. One of our company core beliefs is to "Live Safely," which to us means that we protect ourselves and others from injury by constant engagement, "always living safely." Our goal is to have zero safety incidents every year, and we educate all of our employees on our incident and injury free workplace vision. We report and analyze all near misses and incidents to understand the causal factors and associated corrective actions necessary to reduce the likelihood of reoccurrence. We share what we have learned company-wide to provide real-time learning opportunities for all employees. We track our safety performance and benchmark ourselves to our peer group, the Southeast Electric Exchange. For 2020, our Southeast Electric Exchange incident rate was 0.47, which represented a 40 percent improvement from our 2019 performance. The incident rate is calculated by counting the actual number of injuries and illnesses per 100 employees' standard base labor hours divided by the actual number of hours employees worked. In comparison to our peer group, our five year average safety performance placed us in the top quartile. We continue to analyze trends and engage in discussions with our employees, creating a dialogue to enhance safety performance and work towards our incident and injury-free workplace. Further discussion of the steps we are taking to help ensure employee safety during the COVID-19 pandemic can be found in "Item 7. Management's Discussion and Analysis – Recent Developments – COVID-19."

We also strive to reinforce the belief that our employees are one of our greatest assets by creating a culture of respect throughout the company. We do this by, among other things, encouraging employees to treat others justly and considering their views in the decisions we make. We believe diversity and inclusion means embracing the uniqueness of each individual to make us a stronger and more resourceful organization while serving and supporting the diverse communities where we live and work. We are focused on creating a more diverse and inclusive workforce, particularly related to minority hiring. We have formed relationships with diverse high schools in our service territory to introduce their students to potential jobs in the energy industry and career paths to OGE Energy and have worked with technical schools to recruit diverse students to their programs, which can lead to potential employment for our operational positions. We have also formed relationships with universities to provide scholarships to students with diverse backgrounds. Additionally, we have focused on hiring individuals transitioning out of the military. We are also focused on the inclusion of women in leadership positions. For example, female representation among our officers and management-level directors is currently at 27 percent, which is up eight percent compared to five years ago. As some of our more tenured employees retire (we average approximately 85 to 90 retirements, or four percent of our workforce, per year), opportunities are created to promote or attract and hire additional individuals with diverse backgrounds.

Another initiative intended to promote inclusion and member development is the establishment of Employee Resource Groups at the company, and our newly appointed Director of Ethics, Equity, and Inclusion is leading this effort.

Information About the Registrants' Executive Officers

The following table presents the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrants as of February 24, 2021:

Name	Age	Current Title and Business Experience
Sean Trauschke	53	2016 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
W. Bryan Buckler	48	2021:	Chief Financial Officer of OGE Energy Corp.
		2019 - 2020:	Vice President of Investor Relations - Duke Energy Corporation
		2016 - 2019:	Director of Financial Planning and Analysis - Duke Energy Corporation
Sarah R. Stafford	39	2018 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
		2016 - 2018:	Accounting Research Officer of OGE Energy Corp.
		2016:	Senior Manager - Ernst & Young, LLP
Scott A. Briggs	49	2020 - Present:	Vice President - Human Resources of OG&E
		2019 - 2020:	Managing Director Human Resources of OG&E
		2016 - 2018:	Chief Operating Officer of The Oklahoma Publishing Co., d/b/a The Oklahoma Media Company
Robert J. Burch	58	2020 - Present:	Vice President - Utility Technical Services of OG&E
		2018 - 2020:	Managing Director Utility Technical Services of OG&E
		2016 - 2018:	Director Power Supply Services of OG&E
Andrea M. Dennis	44	2019 - Present:	Vice President - Transmission and Distribution Operations of OG&E
		2019:	Managing Director Transmission and Distribution Operations of OG&E
		2016 - 2019:	Director System Operations of OG&E
Patricia D. Horn	62	2016 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
Donnie O. Jones	54	2019 - Present:	Vice President - Utility Operations of OG&E
		2016 - 2019:	Vice President - Power Supply Operations of OG&E
Cristina F. McQuistion	56	2020 - Present:	Vice President - Corporate Responsibility and Stewardship of OGE Energy Corp.
		2017 - 2020:	Vice President - Chief Information Officer of OG&E
		2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
Kenneth A. Miller	54	2019 - Present:	Vice President - Regulatory and Legislative Affairs of OG&E
		2016 - 2018:	State Treasurer of Oklahoma
David A. Parker	44	2020 - Present:	Vice President - Technology, Data and Security of OG&E
		2019 - 2020:	Director Enterprise Security & Risk of OGE Energy Corp.
		2016 - 2019:	Director of Internal Audit of OGE Energy Corp.
Matthew J. Schuermann	41	2020 - Present:	Vice President - Power Supply Operations of OG&E
		2019 - 2020:	Managing Director Power Plant Operations of OG&E
		2016 - 2019:	Special Projects Director of OG&E
William H. Sultemeier	53	2017 - Present:	General Counsel and Chief Compliance Officer of OGE Energy Corp.
		2016:	Partner - Jones Day
Charles B. Walworth	46	2016 - Present:	Treasurer of OGE Energy Corp.

No family relationship exists between any of the Executive Officers of the Registrants. Messrs. Trauschke, Buckler, Sultemeier, Walworth and Mses. Horn, McQuistion and Stafford are also officers of OG&E. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders, currently scheduled for May 20, 2021.

Mr. Trauschke is a member of the Board of Directors of Enable GP, LLC, the general partner of Enable. In October 2020, Ms. Stafford and Mr. Walworth were appointed as alternate directors of the Board of Enable GP, LLC.

Item 1A. Risk Factors.

In the discussion of risk factors set forth below, unless the context otherwise requires, the terms "we," "our" and "us" refer to the Registrants. In addition to the other information in this Form 10-K and other documents filed by us and/or our subsidiaries with the Securities and Exchange Commission from time to time, the following factors should be carefully considered in evaluating OGE Energy and its subsidiaries. Such factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by or on behalf of us or our subsidiaries. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business operations.

The Registrants are subject to a variety of risks which can be classified as regulatory, operational, financial and general. Risk factors of OG&E are also risk factors of OGE Energy. OGE Energy also is subject to risks associated with its investment in Enable.

REGULATORY RISKS

The Registrants' profitability depends to a large extent on the ability of OG&E to fully recover its costs, including its cost of capital, from its customers in a timely manner, and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

OG&E is subject to comprehensive regulation by several federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs, including its cost of capital, from utility customers. Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk, such as experienced in February 2021 due to the unprecedented, prolonged, cold spell that resulted in winter record winter peak demand for electricity in OG&E's service territory and extreme natural gas and purchased power prices. The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations. In addition, OG&E's jurisdictions have fuel adjustment clauses that permit OG&E to recover fuel costs through rates without a general rate review, subject to a later determination that such fuel costs were prudently incurred. If the state regulatory commissions determine that the fuel costs were not prudently incurred, recovery could be disallowed. See Note 16 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the significant fuel and purchased power costs incurred during the February 2021 weather event and the related regulatory filing with the OCC.

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

The Registrants are unable to predict the impact on their operating results from future regulatory activities of any of the agencies that regulate OG&E. Changes in regulations or the imposition of additional regulations could have an adverse impact on the Registrants' results of operations.

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

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect our results of operations, financial position or liquidity.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but if such rules were to become effective, they could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry practices. These activities are subject to stringent and complex federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance or other regulatory mechanisms. We expect that the Biden administration will enact stricter laws, regulations and enforcement policies that could significantly increase compliance costs and the cost of any remediation that may become necessary. If regulations are enacted regarding any of our generating units, it could potentially result in stranded assets.

For further discussion of environmental matters that may affect the Registrants, see "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not be able to recover the costs of our substantial investments in capital improvements and additions.

Our business plan calls for extensive investments in capital improvements and additions in OG&E, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment. This could adversely affect the Registrants' financial position and results of operations. While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights. Collectively, the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. We record the SPP Integrated Marketplace transactions as sales or purchases with results reported as Revenues from Contracts with Customers or Cost of Sales in its financial statements. Our revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

Increased competition resulting from efforts to restructure utility and energy markets could have a significant financial impact on us and consequently impact our revenue.

We have been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes have occurred and additional changes have been proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on us due to possible impairments of assets, a loss of retail customers, impact profit margins and/or increased costs of capital. Any such restructuring could have a significant impact on our financial position, results of operations and cash flows. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial position, results of operations or cash flows.

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

The NERC is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur. As one of OG&E's regulators, the NERC has comprehensive regulations and standards related to the reliability and security of our operating systems and is continuously developing additional mandatory compliance requirements for the utility industry. The increasing development of NERC rules and standards will increase compliance costs and our exposure for potential violations of these standards.

OPERATIONAL RISKS

Our results of operations may be impacted by disruptions to fuel supply or the electric grid that are beyond our control.

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

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event such as a severe storm, generator or transmission facility outage on a neighboring system or the actions of a neighboring utility. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial position, results of operations and cash flows.

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

The occurrence of any of these events, if not fully covered by insurance, could have a material effect on our financial position and results of operations. Further, when unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

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

Weather conditions such as tornadoes, thunderstorms, ice storms, wind storms, flooding, earthquakes, prolonged droughts and the occurrence of wildfires, as well as seasonal temperature variations may adversely affect our financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power. In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time. As a result, overall operating results may fluctuate on a seasonal and quarterly basis. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability. Severe weather, such as tornadoes, thunderstorms, ice storms, wind storms, flooding, earthquakes, prolonged droughts and the occurrence of wildfires, may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process. Additionally, if climate change exacerbates physical changes in weather, operations may be impacted as discussed above. OG&E can incur significant restoration costs as a result of these weather events. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our financial position, results of operations or cash flows.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1,

2000. Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements. Based on our assumptions at December 31, 2020, we expect to make future contributions to maintain required funding levels. It has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

If the employees who participate in the Pension Plan retire when they become eligible for retirement over the next several years, or if our plan experiences adverse market returns on its investments, or if interest rates materially fall, our pension expense and contributions to the plans could rise substantially over historical levels. The timing and number of employees retiring and selecting the lump-sum payment option could result in pension settlement charges that could materially affect our results of operations if we are unable to recover these costs through our electric rates. In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on our financial position and results of operations. Those factors are outside of our control.

In addition to the costs of our Pension Plan, the costs of providing health care benefits to our employees and retirees have increased in recent years. We believe that our employee benefit costs, including costs related to health care plans for our employees, will continue to rise. The increasing costs and funding requirements with our Pension Plan, health care plans and other employee benefits may adversely affect our financial position, results of operations or liquidity.

Finally, OGE Energy provides retirement benefits and retiree health care benefits to 76 employees seconded to Enable. If the seconding agreement was terminated, and those employees were no longer employed by OGE Energy, and lump sum payments were made to those employees, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $19.0 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to OGE Energy by Enable. The seconding agreement can be terminated by mutual agreement of OGE Energy and Enable or solely by OGE Energy upon 120 days' notice. Assuming the pending merger between Enable and Energy Transfer is completed, the seconding agreement will be terminated.

OGE Energy is a holding company with its primary assets being investments in its subsidiary and equity investments.

OGE Energy is a holding company and thus its investments in its subsidiary and unconsolidated affiliate, accounted for under the equity method, are its primary assets. Substantially all of OGE Energy's operations are conducted by its subsidiary and unconsolidated affiliate. Consequently, OGE Energy's operating cash flow and its ability to pay dividends and service its indebtedness utilizes the operating cash flow of its subsidiary and unconsolidated affiliate and the payment of funds by them to OGE Energy in the form of dividends or distributions. At December 31, 2020, OGE Energy and OG&E had outstanding indebtedness and other liabilities of $7.1 billion. OGE Energy's subsidiary, OG&E, and unconsolidated affiliate, Enable, are separate legal entities that have no obligation to pay any amounts due on OGE Energy's indebtedness or to make any funds available for that purpose, whether by dividends or otherwise. In addition, their ability to pay dividends to OGE Energy depends on any statutory and contractual restrictions that may be applicable to such subsidiary, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of OGE Energy's subsidiary or unconsolidated affiliate on their respective assets will generally have priority over OGE Energy claims (except to the extent that OGE Energy may be a creditor of the subsidiaries and its claims are recognized) and claims by OGE Energy shareholders.

In addition, as discussed above, OG&E is regulated by state utility commissions in Oklahoma and Arkansas as well as a federal regulatory agency which generally possess broad powers to ensure that the needs of the utility customers are being met. To the extent that the state commissions or federal regulatory agency attempt to impose restrictions on the ability of OG&E to pay dividends to OGE Energy, it could adversely affect its ability to continue to pay dividends.

RISKS ASSOCIATED WITH OGE ENERGY'S INVESTMENT IN ENABLE

OGE Energy does not control Enable and therefore is not able to cause or prevent certain actions by Enable. The general partnership of Enable is equally controlled by OGE Energy and CenterPoint.

Enable has its own governing board; therefore, OGE Energy is not able to exercise control over Enable. Accordingly, OGE Energy is unable to cause or prevent certain actions by Enable. Further, OGE Energy cannot control the actions of the other general partner, CenterPoint. OGE Energy's interests may not align with those of CenterPoint, and this lack of control could adversely impact its investment in Enable.

As discussed in "Item 1. Business," in February 2021, Enable entered into a definitive merger agreement with Energy Transfer. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns, which would result in OGE Energy having less control over the activities of its expected investment in Energy Transfer. Further, although OGE Energy does not control Enable, OGE Energy has a 50 percent interest in Enable's general partner and is able to designate two directors for the Enable board. Following completion of the merger, OGE Energy will not have any interest in the general partner and will not have any designees on the Energy Transfer board. Accordingly, OGE Energy will be unable to cause, prevent or influence actions by Energy Transfer.

A portion of OGE Energy's earnings and operating cash flows are based on the performance of Enable. If any of the following risks were to occur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

OGE Energy's operating cash flow is derived partially from cash distributions it receives from Enable.

OGE Energy's operating cash flow is derived partially from cash distributions it receives from Enable. The amount of cash Enable can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things:

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

As contracts with Enable's existing suppliers and customers expire, Enable generally seeks to negotiate extensions or renewals of those contracts or enters into new contracts with other suppliers and customers. Enable may be unable to extend or renew existing contracts or enter into new contracts on favorable commercial terms, if at all. Depending on prevailing market conditions at the time of an extension or renewal, gathering and processing customers with fee-based contracts may desire to enter into contracts under different fee arrangements, and gathering and processing customers with contracts that contain minimum volume commitments may desire to enter into contracts without minimum volume commitments. Likewise, Enable's transportation and storage customers may choose not to extend or renew expiring contracts based on the economics of the related areas of production. To the extent Enable is unable to renew or replace its expiring contracts on terms that are favorable to Enable, if at all, or successfully manage its overall contract mix over time, its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected.

The businesses of Enable are dependent, in part, on the drilling and production decisions of others. In response to sharp declines in demand for oil and gas as well as commodity prices resulting from the economic impact of the COVID-19 pandemic, many producers have significantly reduced previously anticipated drilling and production activities and may make additional reductions in the future.

The businesses of Enable are dependent on the drilling and production of natural gas and crude oil. Enable has no control over the level of drilling activity in its areas of operation, or the amount of natural gas, NGLs and crude oil reserves associated with wells connected to its systems, or the amount of natural gas, NGLs and crude oil produced from the wells connected to its systems. In addition, as the rate at which production from wells currently connected to its system naturally declines over time, its gross margin associated with those wells will also decline. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, its customers must continually obtain new natural gas, NGLs and crude oil supplies. Drilling activity in the areas served by our systems significantly impacts Enable's ability to obtain new volumes of natural gas, NGLs and crude oil on its systems. If Enable is not able to obtain new volumes of natural gas, NGLs and crude oil to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities would decline, which could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy. Enable has no control over producers or their drilling and production decisions, which are affected by, among other things:

•the availability and cost of capital;
•prevailing and projected commodity prices, including the prices of natural gas, NGLs and crude oil;
•demand for natural gas, NGLs and crude oil;
•levels of reserves;
•geological considerations;
•global or national health events, including epidemics and pandemics such as the ongoing COVID-19 pandemic;
•environmental or other governmental regulations, including the availability of drilling permits, the regulation of hydraulic fracturing and the regulation of air emissions; and
•the availability of drilling rigs and other costs of production and equipment.

Fluctuations in energy prices can also greatly affect the development of new natural gas, NGLs and crude oil reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of natural gas, NGLs, crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond its control. Because of these and other factors, even if new reserves are known to exist in areas served by Enable's assets, producers may choose not to develop those reserves. Declines in natural gas, NGLs or crude oil prices can have a negative impact on exploration, development and production activity and, if sustained, could lead to decreases in such activity. For instance, the recent COVID-19 pandemic has adversely affected Enable's business by (i) reducing the demand for natural gas, NGLs and crude oil due to reduced global and national economic activity, leading to significantly lower prices for natural gas, NGLs and crude oil, (ii) impairing the supply chain of certain Enable customers for which it provides gathering and processing services, which could lead to further reduction of the utilization of Enable's systems, and (iii) reducing producer activity across Enable's footprint, which is expected to continue to result in reduced utilization of its services. Enable currently cannot predict the duration or magnitude of the effects of the COVID-19 pandemic on supply and demand for natural gas, NGLs and crude oil or the exploration, development and production activity of the producers across its areas of operation. In addition, concerns about global economic growth, as well as uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and abroad, have had a significant adverse impact on global financial markets and commodity prices, and sustained low natural gas, NGLs or crude oil prices could also lead producers to shut in production from their existing wells. Sustained reductions in exploration or production activity in its areas of operation could lead to further reductions in the utilization of its systems, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy, and result in the impairment of its assets.

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

Enable's industry is highly competitive and increased competitive pressure could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Enable competes with other midstream service providers in its areas of operation. The principal elements of competition for both gathering and processing services and transportation and storage services are rates, terms of service, flexibility and reliability. Competitors include other midstream service providers, including those affiliated with producers, that may have greater financial resources or greater access to new volumes of natural gas, NGLs and crude oil than Enable does. Some of these competitors may create additional competition by expanding existing or constructing new gathering, processing, transportation and storage systems. Enable's producer customers may become competitors by developing their own midstream systems. Excess gathering, processing, transportation or storage capacity in the areas Enable serves may increase competitive pressure by decreasing rates and adversely impact the ability to renew existing or enter into new contracts. Natural gas, NGLs and crude oil used as or to produce fuel compete with other forms of energy, including electricity and coal. Increased demand for one form of energy over another could lead to a reduction in demand for associated midstream services. All of these competitive pressures could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Natural gas, NGLs and crude oil prices are volatile, and changes in these prices could adversely affect Enable's financial position, results of operations and its ability to make cash distributions to unitholders, including OGE Energy. Prices for all three of these commodities have been adversely affected by the impact of the COVID-19 pandemic, with crude oil prices reaching historic lows in April 2020.

Enable's financial position, results of operations and ability to make cash distributions to OGE Energy could be negatively affected by adverse changes in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, liquefied natural gas, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption, global or national health concerns and the extent of governmental regulation and taxation. For example, the price of, and demand for, natural gas, NGLs and crude oil declined significantly in response to the ongoing spread and economic effects of the COVID-19 pandemic, including significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns and Russia's March 2020 rejection of a plan backed by Saudi Arabia and other members of OPEC to reduce production of crude oil in response to declining global demand. Following the rejection of the plan, Saudi Arabia significantly reduced the prices at which it sells crude oil, and both Saudi Arabia and Russia announced plans to increase production. While a coalition of 23 nations led by Saudi Arabia and Russia subsequently agreed to reduce production of crude oil by 9.7 million barrels per day in May and June of 2020, NGLs and crude oil prices have remained depressed. These events, combined with the continuing COVID-19 pandemic and uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities, contributed to a sharp drop in prices for crude oil in the first and second quarters of 2020.

Enable's natural gas processing arrangements expose Enable to commodity price fluctuations. In 2020, 6 percent, 33 percent and 61 percent of Enable's processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids and fee-based, respectively. If the price at which Enable sells natural gas or NGLs is less than the cost at which it purchases natural gas or NGLs under these arrangements, then its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected. Enable uses certain derivative instruments to manage its commodity price risk exposures.

At any given time, Enable's overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected to the extent the price of NGLs decreases in relation to the price of natural gas.

A pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially adversely affect Enable's business.

A global or national pandemic, such as COVID-19, may cause disruptions to Enable's business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which Enable relies, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, travel restrictions and business shutdowns, to address the COVID-19 pandemic and (v) restrictions that Enable and its contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. For example, many of Enable's employees have been temporarily required to work remotely which may disrupt Enable's operations or increase the risk of a cybersecurity incident. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on Enable's business, financial condition and results of operations.

The effects of the COVID-19 pandemic and concerns regarding its continued global spread have negatively impacted domestic and international demand for natural gas, NGLs and crude oil, which has and could continue to contribute to price volatility and materially and adversely affect Enable's customers' operations and future production, resulting in less demand for Enable's services and/or the reduction of commercial opportunities that might otherwise be available to Enable. The effects of the COVID-19 pandemic have also negatively impacted domestic and international economic conditions, which has and could continue to contribute to price declines and volatility in the financial markets. While it is not possible to predict their extent or duration, these economic conditions could materially and adversely affect the availability of debt or equity financing to Enable, which may result in a significant reduction of Enable's liquidity.

Enable provides certain transportation and storage services under fixed-price "negotiated rate" contracts that are not subject to adjustment, even if the cost to perform such services exceeds the revenues received from such contracts, and, as a result, costs could exceed revenues received under such contracts.

Enable has been authorized by the FERC to provide transportation and storage services at its facilities at negotiated rates. As of December 31, 2020, approximately 37 percent of Enable's aggregate contracted firm transportation capacity on EGT and MRT and 52 percent of its aggregate contracted firm storage capacity on EGT and MRT was subscribed under such "negotiated rate" contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between "recourse rates" (if higher) and negotiated rates, is not assured under current FERC policies. If Enable's costs increase and it is not able to recover any shortfall of revenue associated with its negotiated rate contracts, the cash flow realized by its systems could decrease and, therefore, the cash Enable has available for distribution to its unitholders, including OGE Energy, could also decrease.

If third-party pipelines and other facilities interconnected to Enable's gathering, processing or transportation facilities become partially or fully unavailable to Enable for any reason, Enable's financial position, results of operations and its ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected.

Enable depends upon (i) third-party pipelines to deliver natural gas to, and take natural gas from, its natural gas transportation systems, (ii) third-party pipelines and other facilities to take crude oil, condensate and produced water from its crude oil, condensate and produced water gathering systems, and, in some cases, (iii) third-party facilities to process natural gas from its gathering systems. It also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of its processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. An outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of Enable's processing plants and gathering systems, and a prolonged outage or disruption could ultimately result in a reduction in the volume of natural gas Enable gathers and NGLs it is able to produce. For example, substantially all of the crude oil gathered by Enable's Williston Basin systems is delivered indirectly for transport to the Dakota Access Pipeline. Although the crude oil gathered by Enable's Williston Basin crude oil systems may also be delivered for transport to other pipelines, such as BakkenLink Pipeline and Enbridge North Dakota Pipeline, a shutdown of Dakota Access Pipeline, or any other significant pipeline providing transportation services from the Williston Basin, could result in the shut-in of wells connected to Enable's Williston Basin crude oil systems if its customers are unable to obtain sufficient capacity on those pipelines at an effective cost. In July 2020, the federal district court for the District of Columbia vacated the U.S. Army Corps of Engineers' grant of an easement to Dakota Access Pipeline and issued an order requiring Dakota Access Pipeline to be shut down and emptied of crude oil by August 5, 2020, pending the completion of an environmental impact analysis for the pipeline. In January 2021, the U.S. Court of Appeals for the DC Circuit affirmed the district court's decision that the Corps of Engineers did not follow proper procedures to grant the easement but reversed the district court's order requiring the pipeline to shut down. It can continue operating while the Corp of Engineers attempts to cure the defects identified by the district court. Additionally, Enable depends on third parties to provide electricity for compression, pumping and other operational activities at many of its facilities. Since it does not own or operate any of these third-party pipelines or other facilities, continuing operation of those facilities is not within its control. If any of these third-party pipelines or other facilities become partially or fully unavailable to Enable for any reason, its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected.

Enable does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

Enable does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Enable may obtain the rights to construct and operate its pipelines for a specific period of time on lands owned by governmental agencies, American Indian tribes or other third parties, including on American Indian allotments, title to which is held in trust by the U.S. A loss of these rights, through its inability to renew right-of-way contracts or otherwise, could cause a cease in operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere, and adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

An impairment of long-lived assets, including intangible assets or equity method investments could reduce Enable's earnings.

Long-lived assets, including intangible assets with finite useful lives and property, plant and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment of long-lived assets is recognized if the carrying amount is not recoverable and exceeds fair value. Due to decreases in natural gas and NGL market prices during 2020 as a result of the economic effects of the ongoing COVID-19 pandemic, together with the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia, as of March 31, 2020, Enable reassessed the carrying value of the Atoka assets, in which it owns a 50 percent interest in the consolidated joint venture, which is a component of Enable's gathering and processing segment. Based on forecasted future undiscounted cash flows, Enable determined that the carrying value of the Atoka assets were not fully recoverable and recognized a $16 million impairment for the year ended December 31, 2020.

Equity method investments are evaluated for impairment when events or circumstances indicate that the carrying value of the investment might not be recoverable. An impairment of an equity method investment is recognized if the fair value of the investment as a whole, and not the underlying assets, has declined and the decline is other than temporary. An example of an investment that Enable accounts for under the equity method is its investment in SESH. If Enable enters into additional joint ventures, it could have additional equity method investments. At September 30, 2020, Enable estimated the fair value of its investment in SESH was below the carrying value and concluded the decline in value was other than temporary due to the expiration of a transportation contract and then current status of renewal negotiations. As a result, Enable recorded a $225 million impairment on its investment in SESH for the year ended December 31, 2020.

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

Enable's business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

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

These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of its operations. A natural disaster or other hazard affecting the areas in which it operates could adversely affect Enable's results of operations. Enable is not fully insured against all risks inherent in its business. Enable currently has general liability and property insurance in place to cover certain of its facilities in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. Enable has business interruption insurance coverage for some but not all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Enable's facilities may not be sufficient to restore the loss or damage without adversely affecting its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

The use of derivative contracts by Enable and its subsidiaries in the normal course of business could result in financial losses that could adversely affect its financial position, results of operations and its ability to make cash distributions to unitholders, including OGE Energy.

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

As of December 31, 2020, Enable has 76 employees who are participants under OGE Energy defined benefit and retiree medical plans, who are seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. If seconding is terminated, employees of OGE Energy. that Enable determines to hire are under no obligation to accept Enable's offer of employment on the terms Enable provides, or at all.

Cybersecurity attacks or other disruptions of Enable's systems, networks and technology could adversely impact Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

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

As cybersecurity attacks continue to evolve, Enable may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any vulnerabilities to cybersecurity attacks. In particular, Enable's implementation of various procedures and controls to monitor and mitigate security threats and to increase security for its personnel, information, facilities and infrastructure may result in increased capital and operating costs. To date Enable has not experienced any material losses relating to cybersecurity attacks; however, there can be no assurance that it will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Terrorist attacks or other physical security threats could adversely affect Enable's business.

Enable's gathering, processing, transportation and storage assets may be targets of terrorist activities or other physical security threats that could disrupt its ability to conduct its business. It is possible that any of these occurrences, or a combination of them, could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy. In addition, any physical damage to Enable's assets resulting from acts of terrorism may not be fully covered by Enable's insurance.

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

Enable depends on a small number of customers for a significant portion of its gathering and processing revenues and its transportation and storage revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its gathering and processing or transportation and storage services and adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

For the year ended December 31, 2020, 61 percent of Enable's natural gas gathered volumes were attributable to the affiliates of Continental Resources, Inc., Vine Oil and Gas, GeoSouthern Energy Corporation, XTO Energy Inc. and Marathon Oil Corporation and 46 percent of its transportation and storage service revenues were attributable to affiliates of CenterPoint, Spire Inc., Continental Resources, Inc., American Electric Power Co. and OGE Energy. The loss of any portion of the gathering, processing, transportation and storage systems serving any of these customers, the failure to extend existing contracts at their expiration or the extension or replacement of these contracts on less favorable terms could adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Enable's exposure to credit risks of its customers, and any material nonpayment or nonperformance by its customers could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Some of Enable's customers may experience financial problems that could have a significant effect on its customers' creditworthiness. Severe financial problems encountered by its customers could limit Enable's ability to collect amounts owed to it, or to enforce performance of obligations under contractual arrangements. In addition, many of Enable's customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of its customers' liquidity and limit its customers' ability to make payments or perform on obligations to Enable. For example, some of Enable's customers have experienced significantly reduced liquidity as a result of the economic effects caused by the COVID-19 pandemic. Furthermore, some of Enable's customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to Enable. Financial problems experienced by its customers could result in the impairment of its assets, reduction of its operating cash flows and may also reduce or curtail its customers' future use of its products and services, which could reduce revenues.

Enable and its operating subsidiaries' debt levels may limit their flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2020, Enable had approximately $4.0 billion of long-term debt outstanding, excluding the premiums, discounts and unamortized debt expense on senior notes. In addition, as of December 31, 2020, Enable had $250 million outstanding under its commercial paper program. Enable also has a $1.75 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, with no borrowings outstanding, of which approximately $1.50 billion in borrowing capacity was undrawn as of December 31, 2020. As of January 29, 2021, Enable had $204 million outstanding under its commercial paper program and $1.54 billion of undrawn borrowing capacity under its revolving credit facility. Enable has the ability to incur additional debt, subject to limitations in its credit facilities. The levels of debt could have important consequences, including the following:

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

Enable's and its operating subsidiaries' ability to service their debt will depend upon, among other things, their future financial and operating performance, which will be affected by prevailing economic conditions, commodity prices and financial, business, regulatory and other factors, some of which are beyond their control. If operating results are not sufficient to service Enable's and its operating subsidiaries' current or future indebtedness, Enable and its subsidiaries may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.

Enable's credit facilities contain operating and financial restrictions, including covenants and restrictions that may be affected by events beyond its control, which could adversely affect its financial condition, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

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

Enable's credit facilities also require it to maintain certain financial ratios. Its ability to meet those financial ratios can be affected by events beyond its control, Enable cannot assure it will meet those ratios. In addition, its credit facilities contain events of default customary for agreements of this nature.

Enable's ability to comply with the covenants and restrictions contained in its credit facilities may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, its ability to comply with these covenants may be impaired. If any of the restrictions, covenants, ratios or tests in its credit facilities are violated, a significant portion of its indebtedness may become immediately due and payable. In addition, its lenders' commitments to make further loans to Enable under the revolving credit facility may be suspended or terminated. Enable might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Any reductions in Enable's credit ratings could increase its financing costs and the cost of maintaining certain contractual relationships.

Enable cannot provide assurance that its credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances warrant. If any of Enable's credit ratings are below investment grade, it may have higher future borrowing costs and it or its subsidiaries may be required to post cash collateral or letters of credit under certain contractual agreements. If cash collateral requirements were to occur at a time when Enable was experiencing significant working capital requirements or otherwise lacked liquidity, its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected.

Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates.

Enable's business plan calls for investment in capital improvements and additions. The construction of additions or modifications to Enable's existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond its control and may require the expenditure of significant amounts of capital, which may exceed estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs and availability of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if Enable expands an existing pipeline or a constructs a new pipeline, the construction may occur over an extended period of time, and Enable may not receive any material increases in revenues or cash flows until the project is completed. In addition, Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve an expected investment return, which could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

In connection with its capital investments, Enable may estimate, or engage a third party to estimate, potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enable relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate either in volume or timing due to numerous uncertainties inherent in estimating future production. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable, and it may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy, could be adversely affected.

Enable's ability to grow is dependent in part on its ability to access external financing sources on acceptable terms.

Enable expects its operating subsidiaries will distribute all of their available cash to Enable and that it will distribute all of its available cash to its unitholders. As a result, Enable and its operating subsidiaries rely significantly upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent Enable or its operating subsidiaries are unable to finance growth externally or through internally generated cash flows, Enable's and its operating subsidiaries' cash distribution policy may significantly impair Enable's and its operating subsidiaries' ability to grow. In addition, because Enable and its operating subsidiaries distribute all available cash, Enable's and its operating subsidiaries' growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

To the extent Enable issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that it will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that Enable has to distribute on each unit. There are no limitations in the partnership agreement on its ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt by Enable or its operating subsidiaries to finance its growth strategy would result in increased interest expense, which in turn may negatively impact the available cash that its operating subsidiaries have to distribute to it, and thus that it has to distribute to its unitholders, including OGE Energy.

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

Performance of its operations require it obtain and maintain a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of Enable's compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect its ability to initiate or continue operations at the affected location or facility and on its financial condition, results of operations and ability to make cash distributions to unitholders, including OGE Energy. For example, in April 2020, the federal district court for the District of Montana issued an order vacating the Corps Clean Water Act Section 4040 Nationwide Permit 12, which authorizes pipeline crossings of streams and wetlands. Subsequent proceedings limited this order to the Keystone XL pipeline, which is not related to Enable's operations. Pending appeal of the court's decision, the U.S. Army Corps of Engineers has published a proposal to reissue its existing Nationwide Permits and associated general conditions and definitions, with certain modifications, including to the Corps Clean Water Act Section 4040 Nationwide Permit 12. While the full extent and impact of the court's action, as well as the proposed Corps Clean Water Act Section 4040 Nationwide Permit 12 re-issuance, is unclear at this time, a disruption in Enable's ability to obtain coverage under the Corps Clean Water Act Section 4040 Nationwide Permit 12 or other general permits may result in increased costs and project delays if Enable is required to seek individual permits from the U.S. Army Corps of Engineers.

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

Enable's operations may be impacted by certain indigenous rights protections.

Parts of Enable's operations cross land that has historically been apportioned to various Native American tribes, who may exercise significant jurisdiction and sovereignty over their lands. Enable's operations may be impacted to the extent these tribal governments are found to have and choose to act upon such jurisdiction over lands where it operates. For example, a U.S. Supreme Court ruling in 2020 found that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished, and subsequent court rulings applying this precedent have found similarly for other reservations. This ruling could lead to some confusion as to which agencies have authority to regulate activities in this area of Oklahoma.

Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. For instance, in May 2016, the EPA issued final standards governing methane emissions imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage and transmission facilities. These rules have required changes to Enable's operations, including the installation of new equipment to control emissions. In September 2020, the EPA finalized amendments to the 2016 standards that removed Enable's transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, several lawsuits have been filed challenging these amendments, and on January 20, 2021, President Biden signed an executive order calling for the suspension, revision or recission of the September 2020 rule and the reinstatement or issuance of standards for new, modified and existing oil and gas operations, including Enable's transmission and storage segments. As a result, Enable cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, several states are pursuing similar measures to regulate emissions of methane from new and existing sources. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations. Future federal and state regulations relating to Enable's gathering and processing, transmission and storage operations remain a possibility and could result in increased compliance costs on Enable's operations. Furthermore, if new or more stringent federal, state or local legal restrictions are adopted in areas where Enable's crude oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for Enable's services to those customers.

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

Increased regulation of hydraulic fracturing and wastewater injection wells could result in reductions or delays in natural gas and crude oil production by Enable's customers, which could adversely affect its financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

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

Enable and its customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, adversely impact Enable's results of operations and ability to make cash distributions to unitholders, including OGE Energy, limit the areas in which oil and natural gas production may occur and reduce demand for the products and services Enable provides.

The threat of possible global climate change continues to attract considerable attention in the U.S. and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases as well as to restrict or eliminate such future emissions. As a result, Enable's operations as well as the operations of its crude oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of greenhouse gases.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, require the monitoring and annual reporting of greenhouse gas emissions from certain petroleum and natural gas system sources in the U.S., and together with the Department of Transportation, implement greenhouse gas emissions limits on vehicles manufactured for operation in the U.S. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. For more information, see the risk factor, "Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy," above. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs and restriction of emissions. Internationally, the United Nations sponsored Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. The U.S. had officially withdrawn from the "Paris Agreement" on November 4, 2020. However, newly elected President Biden announced on January 20, 2021 that the U.S. would rejoin the agreement and called on the federal government to begin formulating the U.S.'s nationally determined emissions reduction targets under the agreement.

Governmental, scientific and public concern over the threat of climate change arising from greenhouse gas emissions has resulted in increasing political risks in the U.S., including climate change related pledges, made by certain candidates recently elected to public office. These have included promises to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For example, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and increased emphasis on climate-related risk across governmental agencies and economic sectors. Separately, on January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order that, among other things, imposed a temporary suspension on the issuance of fossil fuel authorizations, including leases and permits, on federal lands. Although the order says it does not limit existing operations under valid leases, on January 27, 2021, President Biden signed an executive order suspending new oil and gas leasing on federal lands, pending completion of a review of the federal government's oil and gas permitting and leasing practices. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer production laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has applied to join the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for Enable's services.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for greenhouse gas emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate greenhouse gas emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for Enable's services and products. Additionally, political, litigation and financial risks may result in Enable's oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for Enable's services and products. One or more of these developments could have a material adverse effect on Enable's business, financial condition, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

Finally, many scientists have concluded that increasing concentrations of greenhouse gases in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect Enable's results of operations and ability to make cash distributions to unitholders, including OGE Energy. In addition, while Enable's consideration of changing weather conditions and inclusion of safety factors in design covers the uncertainties that climate change and other events may potentially introduce, its ability to mitigate the adverse impacts of these events depends in part on the effectiveness of its facilities and disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

Enable's operations are subject to extensive regulation by federal regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

The rates charged by several of Enable's pipeline systems, including for interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services it may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types or terms and conditions of service it might propose or offer, the profitability of its pipeline businesses could suffer. If it were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit profitability. Furthermore, competition from other transportation and storage systems may prevent them from raising its tariff rates even if permitted by regulatory agencies. The regulatory agencies that regulate its systems periodically implement new rules, regulations and terms and conditions of services subject to its jurisdiction. New initiatives or orders may adversely affect the rates charged for services or otherwise adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

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

Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 to impose penalties for current violations of up to approximately $1.3 million per day for each violation as well as possible criminal penalties.

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

Enable's operations may also be subject to regulation by state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

The pipeline operations of Enable that are not regulated by the FERC may be subject to state and local regulation applicable to intrastate natural gas and transportation services. State and local regulations generally focus on safety, environmental and, in some circumstances, prohibition of undue discrimination among shippers. Additional rules and legislation pertaining to these matters are considered and, in some instances, adopted from time to time. Enable cannot predict what effect, if any, such changes might have on operations, but it could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect the business. Any such state or local regulation could have an adverse effect on the business and the financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

A change in the jurisdictional characterization of some of Enable's assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.

Enable's natural gas gathering and intrastate transportation systems are generally exempt from the jurisdiction of the FERC under the Natural Gas Act of 1938, and its crude oil gathering system in the Anadarko Basin is generally exempt from the jurisdiction of FERC under the Interstate Commerce Act. Nevertheless, FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC's policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, it cannot be assured that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of Enable's facilities it considers to be engaged in natural gas gathering or a formal determination with respect to its facilities that it considers to be engaged in intrastate crude oil gathering, Enable believes that its natural gas gathering facilities meet the traditional tests that the FERC has used to determine that a pipeline is a natural gas gathering pipeline and Enable's intrastate crude oil gathering facilities meet the traditional tests that the FERC has used to determine that a pipeline is not engaged in interstate crude oil transportation. The distinction between FERC-regulated facilities, however, has been the subject of substantial litigation, and the FERC determines whether facilities are subject to regulation under the Natural Gas Act of 1938 or the Interstate Commerce Act on a case-by-case basis, so the classification and regulation of its facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, could adversely affect Enable's financial condition, results of operations and ability to make cash distributions to its unitholders, including OGE Energy. In addition, if any of Enable's facilities were found to have provided services or otherwise operated in violation of the Natural Gas Act of 1938, Natural Gas Policy Act of 1978 or Interstate Commerce Act regulations, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

Natural gas gathering and intrastate crude oil gathering may receive greater regulatory scrutiny at the state level; therefore, these operations could be adversely affected should it become subject to the application of state regulation of rates and services. Enable's gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. Enable cannot predict what effect, if any, such changes might have on its operations, but it could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Enable may incur significant costs and liabilities resulting from compliance with pipeline safety laws and regulations, pipeline integrity and other similar programs and related repairs.

Certain of Enable's pipeline operations are subject to pipeline safety laws and regulations. The U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration regulates safety requirements for the design, construction, maintenance and operation of its jurisdictional natural gas and hazardous liquids pipeline facilities. All of Enable's interstate and intrastate natural gas transportation pipeline facilities are Pipeline and Hazardous Materials Safety Administration jurisdictional and certain of Enable's natural gas gathering, NGLs and crude oil pipeline facilities are Pipeline and Hazardous

Materials Safety Administration jurisdictional. Among other things, these laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures, for pipelines located in "high consequence areas." The regulations require operators, including Enable, to, among other things:

•perform ongoing assessments of pipeline integrity;
•develop a baseline plan to prioritize the assessment of a covered pipeline segment;
•identify and characterize applicable threats that could impact a high consequence area;
•improve data collection, integration, and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating action.

Failure to comply with the Pipeline and Hazardous Materials Safety Administration or comparable state pipeline safety regulations could result in a number of consequences which may have an adverse effect on Enable's operations. Enable incurs significant costs associated with its compliance with existing Pipeline and Hazardous Materials Safety Administration and comparable state pipeline regulations. Enable incurred maintenance capital expenditures and operation and maintenance expenses of $66 million in 2020 and currently estimates that it will incur maintenance capital expenditures and operation and maintenance expenses of up to $68 million in 2021 under its pipeline safety program, including costs related to integrity assessments and repairs, threat and risk analyses, implementing preventative and mitigative measures, and conducting activities to support the maximum allowable operating pressure for gas pipelines or the maximum operating pressure for hazardous liquid pipelines. Enable may incur significant cost associated with repair, remediation, preventive and mitigation measures associated with its integrity management programs for pipelines that are not currently subject to regulation by the Pipeline and Hazardous Materials Safety Administration.

Changes to existing pipeline safety regulations may result in increased operating and compliance costs. For example, in October 2019, the Pipeline and Hazardous Materials Safety Administration published three final rules on pipeline safety that create or expand reporting, inspection, maintenance and other pipeline safety obligations. While Enable has estimated the impact of these rules on its future costs of operations, actual costs to comply may be significantly higher.

The Pipeline and Hazardous Materials Safety Administration is working on two additional rules related to gas pipeline safety, though Enable cannot predict when they will be finalized. The rule entitled "Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" is expected to adjust the repair criteria for pipelines in high consequence areas, create new criteria for pipelines in non-high consequence areas, and strengthen integrity management assessment requirements. The rule entitled "Safety of Gas Gathering Pipelines" is expected to require all gas gathering pipeline operators to report incidents and annual pipeline data and to extend regulatory safety requirements to certain gas gathering pipelines in rural areas. The adoption of these or other regulations requiring more comprehensive or stringent safety standards could require Enable to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require Enable to incur increased and potentially significant operational costs.

Financial reform regulations under the Dodd-Frank Act could adversely affect Enable's ability to use derivative instruments to hedge risks associated with its business.

At times, Enable may hedge all or a portion of its commodity risk and its interest rate risk. The federal government regulates the derivatives markets and entities, including businesses like Enable, that participate in those markets through the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which requires the Commodity Futures Trading Commission and the Securities and Exchange Commission to promulgate rules and regulations implementing the legislation. Under the Commodity Futures Trading Commission's regulations, Enable is subject to reporting and recordkeeping obligations for transactions involving non-financial swap transactions. The Commodity Futures Trading Commissions initially adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2013, the Commodity Futures Trading Commission published a notice of proposed rulemaking designed to implement new position limits regulation and in December 2016, the Commodity Futures Trading Commission's re-proposal position limits regulations. The ultimate form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

The Commodity Futures Trading Commission has imposed mandatory clearing requirements on certain categories of swaps, including certain interest rate swaps, but has exempted derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, where a counterparty such as Enable has a required identification number, is not a financial entity as defined by the regulations, and meets a minimum asset test. Enable's management believes its hedging transactions qualify for this "commercial end-user" exception. The Dodd-Frank Act may also require Enable to comply with margin requirements in connection with its hedging activities, although the application of those provisions to Enable is uncertain at this time. The Dodd-Frank Act may also require the counterparties to its derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty.

The Dodd-Frank Act and related regulations could significantly increase the cost of derivatives contracts for Enable's industry (including requirements to post collateral which could adversely affect Enable's available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks Enable encounters, reduce its ability to monetize or restructure its existing derivatives contracts, and increase its exposure to less creditworthy counterparties, particularly if Enable is unable to utilize the commercial end user exception with respect to certain of its hedging transactions. If Enable reduces its use of hedging as a result of the legislation and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of crude oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to crude oil and natural gas. Enable's revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could adversely affect its financial position, results of operations and its ability to make cash distributions to unitholders, including OGE Energy.

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

Enable conducts a portion of its operations through joint ventures, which subjects them to additional risks that could adversely affect the success of these operations and Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy.

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
•joint venture partners may not pay their share of the obligations, leaving Enable liable for their shares of joint venture liabilities;
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

The risks described above or the failure to continue joint ventures or to resolve disagreements with joint venture partners could adversely affect Enable's ability to transact the business that is the subject of such joint venture, which would in turn adversely affect Enable's financial position, results of operations and ability to make cash distributions to unitholders, including OGE Energy. The agreements under which certain joint ventures were formed may subject them to various risks, limit the actions it may take with respect to the assets subject to the joint venture and require Enable to grant rights to its joint venture partners that could limit its ability to benefit fully from future positive developments. Some joint ventures require Enable to make significant capital expenditures. If it does not timely meet its financial commitments or otherwise do not comply with its joint venture agreements, its rights to participate, exercise operator rights or otherwise influence or benefit from the joint venture may be adversely affected. Certain of its joint venture partners may have substantially greater financial resources than Enable has and it may not be able to secure the funding necessary to participate in operations its joint venture partners propose, thereby reducing its ability to benefit from the joint venture.

Under certain circumstances, Enbridge Inc. could have the right to purchase an ownership interest in SESH at fair market value.

Enable owns a 50 percent ownership interest in SESH. The remaining 50 percent ownership interests are held by Enbridge Inc. As of December 31, 2020, CenterPoint owns 53.7 percent of Enable's common units, 100.0 percent of its Series A Preferred Units and a 40 percent economic interest in Enable GP, LLC. Pursuant to the terms of the limited liability company agreement of SESH, as amended, if, at any time, CenterPoint has a right to receive less than 50 percent of Enable's distributions through its interests in Enable and in the general partner, or does not have the ability to exercise certain control rights, Enbridge Inc. could have the right to purchase Enable's interest in SESH at fair market value, subject to certain exceptions.

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

Affiliates of Enable's general partner, including CenterPoint and OGE Energy, may compete with Enable, and neither the general partner nor its affiliates have any obligation to present business opportunities to Enable.

Under Enable's omnibus agreement, both CenterPoint and OGE Energy are prohibited from, directly or indirectly, owning, operating, acquiring or investing in any business engaged in midstream operations located within the U.S., other than through Enable. This requirement applies to both CenterPoint and OGE Energy for so long as either CenterPoint or OGE Energy holds any interest in Enable's general partner or at least 20 percent of its common units. However, if CenterPoint or OGE Energy acquires any business with midstream operations assets that have a value in excess of $50.0 million (or $100.0 million in the aggregate with such party's other acquired midstream operations assets that have not been offered to Enable), the acquiring party will be required to offer to Enable such assets for such value. If Enable does not purchase such assets, the acquiring party will be free to retain and operate such midstream assets, so long as the value of the assets does not reach certain thresholds.

As a result, under the circumstances described above, CenterPoint and OGE Energy have the ability to construct or acquire assets that directly compete with Enable's assets. Pursuant to the terms of Enable's partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to Enable's general partner or any of its affiliates, including its executive officers and directors and CenterPoint and OGE Energy. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for Enable will not have any duty to communicate or offer such opportunity to Enable. Any such person or entity will not be liable to Enable or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to Enable. This may create actual and potential conflicts of interest between Enable and affiliates of its general partner and result in less than favorable treatment of Enable and its common unitholders.

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

As of January 29, 2021, CenterPoint held 233,856,623 of Enable's common units and 14,520,000 Series A Preferred Units, and OGE Energy held 110,982,805 of Enable's common units. Enable's Series A Preferred Units are convertible into common units upon a change of control or certain fundamental transactions at the option of the holders of such units. Both Enable's common units held by CenterPoint and OGE Energy, as well as Enable's Series A Preferred Units held by CenterPoint, are subject to certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop. In addition, any sale of Enable's general partner by CenterPoint or OGE Energy may impact Enable's strategic direction, business or results of operations.

Enable's Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of its common units.

Enable's Series A Preferred Units rank senior to all of its other classes or series of equity securities with respect to distribution rights and rights upon liquidation. Enable cannot declare or pay a distribution to its common unitholders for any quarter unless full distributions have been or contemporaneously are being paid on all outstanding Series A Preferred Units for such quarter. These preferences could adversely affect the market price for Enable's common units or could make it more difficult for Enable to sell its common units in the future.

Holders of the Series A Preferred Units will receive, on a non-cumulative basis and if and when declared by Enable's general partner, a quarterly cash distribution, subject to certain adjustments, equal to an annual rate of 10 percent on the stated liquidation preference from the date of original issue to, but not including, the five year anniversary of the original issue date, and an annual rate of the London interbank offered rate, or LIBOR, plus a spread of 850 basis points on the stated liquidation preference thereafter. In connection with certain transfers of the Series A Preferred Units, the Series A Preferred Units will automatically convert into one or more new series of preferred units (the "other preferred units") on the later of the date of transfer or the second anniversary of the date of issue. The other preferred units will have the same terms as Enable's Series A Preferred Units except that unpaid distributions on the other preferred units will accrue from the date of their issuance on a cumulative basis until paid. Enable's Series A Preferred Units are convertible into common units by the holders of such units in certain circumstances. Payment of distributions on Enable's Series A Preferred Units, or on the common units issued following the conversion of such Series A Preferred Units, could impact its liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. Enable's obligations to the holders of Series A Preferred Units could also limit its ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on its financial condition.

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

The holders of Enable's Series A Preferred Units may request that Enable list those units for trading on the New York Stock Exchange. If Enable is unable to list the Series A Preferred Units in certain circumstances, it will be required to redeem the Series A Preferred Units. There can be no assurance that Enable would have sufficient financial resources available to satisfy its obligation to redeem the Series A Preferred Units. In addition, mandatory redemption of Enable's Series A Preferred Units could adversely affect its financial position, results of operations and ability to make cash distributions to its unitholders, including OGE Energy.

Enable's Pending Merger with Energy Transfer

Because the exchange ratio is fixed and because the market price of Energy Transfer’s common units may fluctuate, Enable's unitholders, including OGE Energy, cannot be certain of the precise value of any merger consideration they may receive in the Energy Transfer merger.

At the time the Energy Transfer merger is completed, each issued and outstanding common unit of Enable will be converted into the right to receive the merger consideration of 0.8595 of one common unit representing limited partner interests in Energy Transfer. The exchange ratio for the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Energy Transfer common units or Enable's common units prior to the completion of the merger. If the merger is completed, there will be a time lapse between the date of signing the merger agreement and the date on which Enable's unitholders, including OGE Energy, who are entitled to receive the merger consideration actually receive the merger consideration. The market value of Energy Transfer's common units may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in Energy Transfer's businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond Enable's and Energy Transfer's control. The actual value of any merger consideration received by Enable's unitholders, including OGE Energy, upon the completion of the merger will depend on the market value of the common units of Energy Transfer at that time. This market value may differ, possibly materially, from the market value of Energy Transfer's common units at the time the merger agreement was entered into or at any other time. Enable's unitholders, including OGE Energy, should obtain current quotations for Energy Transfer's common units and for Enable's common units.

The merger may not be completed and the merger agreement may be terminated in accordance with its terms.

The merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the merger, including (i) the receipt of the required approvals from Enable's unitholders, including OGE Energy, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (iii) the absence of any governmental order or law that prohibits or makes illegal the consummation of the merger, (iv) Energy Transfer common units issuable in connection with the merger having been authorized for listing on the New York Stock Exchange, subject to official notice of issuance and (v) Energy Transfer's registration statement on Form S-4 having been declared effective by the Securities and Exchange Commission under the Securities Act of 1933. The obligation of each party to consummate the merger is also conditioned upon the other party's representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the merger agreement. The obligation of Enable to consummate the merger is further conditioned upon the receipt of a customary tax opinion of counsel to Enable that for U.S. federal income tax purposes, subject to certain exceptions, (i) Enable should not recognize any income or gain as a result of the merger and (ii) no gain or loss should be recognized by holders of Enable's common units or Series A Preferred Units as a result of the merger. These conditions to the completion of the merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.

Moreover, if the merger is not completed by November 30, 2021, either Energy Transfer or Enable may choose not to proceed with the Energy Transfer merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after approval by Enable's common unitholders, including OGE Energy. In addition, Energy Transfer and Enable may elect to terminate the merger agreement in certain other circumstances as further detailed in the merger agreement.

The merger agreement limits Enable's ability to pursue alternatives to the merger.

The merger agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to Enable's unitholders, including OGE Energy, than the merger, or may result in a potential competing acquirer proposing to pay a lower per unit price to acquire Enable than it might otherwise have proposed to pay. These provisions include covenants not to solicit, initiate or knowingly encourage or facilitate proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide any non-public information in connection with alternative transactions.

Failure to complete the merger could negatively impact the price of Enable's common units, as well as Enable's future businesses and financial results.

The merger agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger. There can be no assurance that all of the conditions to the completion of the merger will be so satisfied or waived. If these conditions are not satisfied or waived, Enable will be unable to complete the merger.

If the merger is not completed for any reason, including the failure to receive the required approval of holders of Enable's common units, including OGE Energy, Enable's future businesses and financial results may be adversely affected, including as follows:

•Enable may experience negative reactions from the financial markets, including negative impacts on the market price of Enable's common units;
•the manner in which customers, vendors, business partners and other third parties perceive Enable may be negatively impacted, which in turn could affect its marketing operations or its ability to compete for new business or obtain renewals in the marketplace more broadly;
•Enable will still be required to pay certain significant costs relating to the merger, such as legal, accounting, financial advisor and printing fees;
•Enable may experience negative reactions from employees; and
•Enable will have expended time and resources that could otherwise have been spent on its existing businesses and the pursuit of other opportunities that could have been beneficial to Enable.

In addition to the above risks, if the merger agreement is terminated and Enable's board of directors seeks an alternative transaction, Enable's unitholders, including OGE Energy, cannot be certain that Enable will be able to find a party willing to engage in a transaction on more attractive terms than the merger. If the merger agreement is terminated under specified circumstances, Enable may be required to pay Energy Transfer a termination fee.

Enable will be subject to business uncertainties while the merger is pending, which could adversely affect its businesses.

Uncertainties about the effect of the merger on employees and customers may have an adverse effect on Enable. These uncertainties may impair Enable's ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter and could cause customers and others that deal with Enable to seek to change their existing business relationships with Enable. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with Energy Transfer following the merger. In addition, the merger agreement restricts Enable from entering into certain corporate transactions and taking other specified actions without the consent of Energy Transfer, and generally requires Enable to continue its operations in the ordinary course, until completion of the merger. These restrictions may prevent Enable from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The common units representing limited partner interests in Energy Transfer to be received by Enable's common unitholders, including OGE Energy, upon completion of the merger will have different rights than Enable's common units.

Upon completion of the merger, Enable's unitholders, including OGE Energy, will no longer be unitholders of Enable. Instead, Enable's former unitholders, including OGE Energy, will become Energy Transfer unitholders and while their rights as Energy Transfer unitholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Energy Transfer certificate of limited partnership, as amended, and the third amended and restated agreement of limited partnership of Energy Transfer, as amended. The laws of the state of Delaware and terms of the Energy Transfer certificate of limited partnership and the Energy Transfer third amended and restated agreement of limited partnership are in some respects different than the terms of Enable's certificate of limited partnership and Enable's partnership agreement, which currently govern the rights of Enable's unitholders, including OGE Energy.

Completion of the merger may trigger change in control or other provisions in certain agreements to which Enable is a party.

The completion of the merger may trigger change in control or other provisions in certain agreements to which Enable is a party. If Enable is unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if Enable is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Enable.

Enable will incur significant transaction and merger-related costs in connection with the merger, which may be in excess of those anticipated by Enable.

Enable has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the merger, combining the operations of the two partnerships and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. Many of these costs will be borne by Enable even if the merger is not completed.

Enable may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect Enable's business, financial position and results of operation. Currently, Enable is unaware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the merger.

GENERAL RISKS

Governmental and market reactions to events involving other public companies or other energy companies that are beyond our control may have negative impacts on our business, financial position, results of operations, cash flows and access to capital.

Accounting irregularities at public companies in general, and energy companies in particular, and investigations by governmental authorities into energy trading activities and political contributions, could lead to public and regulatory scrutiny and suspicion for public companies, including those in the regulated and unregulated utility business. Accounting irregularities could cause regulators and legislators to review current accounting practices, financial disclosures and relationships between companies and their independent auditors. The capital markets and rating agencies also could increase their level of scrutiny. We believe that we are complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect any of these types of events may have on our business, financial position, cash flows or access to the capital markets. It is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or our operations specifically. Any new accounting standards could affect the way we are required to record revenues, expenses, assets, liabilities and equity. These changes in accounting standards could lead to negative impacts on reported earnings or decreases in assets or increases in liabilities that could, in turn, affect our financial position, results of operations and cash flows.

Economic conditions could negatively impact our business and our results of operations.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also could affect the cost of capital and our ability to raise capital. Economic conditions may also impact the valuation of certain long-lived assets, including our investment in unconsolidated affiliates, that are subject to impairment testing, potentially resulting in impairment charges, which could have a material adverse impact on our results of operations. In March 2020, OGE Energy recognized an impairment charge related to its investment in Enable, which resulted from decreased demand for commodities as a result of COVID-19. The impairment charge had a material adverse impact on OGE Energy's results of operations for the year ended December 31, 2020.

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

Climate change creates financial risk. Potential regulation associated with climate change legislation could pose financial risks to OGE Energy and its affiliates. On November 4, 2020, the U.S. officially withdrew from the United Nations' "Paris Agreement" on climate change. Newly elected President Biden announced on January 20, 2021 that the U.S would rejoin the agreement. The "Paris Agreement" or other legal requirements that result in enforceable greenhouse gas emission reduction requirements could lead to increased compliance costs for OGE Energy and its affiliates. In addition, to the extent that any climate change adversely affects the national or regional economic health through physical impacts or increased rates caused by the inclusion of additional regulatory costs, CO2 taxes or imposed costs, OGE Energy and its affiliates may be adversely impacted. There are also increasing risks for energy companies from shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change who may elect in the future to shift some or all of their investments into entities that emit lower levels of greenhouse gases or into non-energy related sectors. Institutional investors and lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable investing and lending practices and some of them may elect not to provide funding for fossil fuel energy companies. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

In addition, we may be subject to financial risks from private party litigation relating to greenhouse gas emissions. Defense costs associated with such litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

We are subject to cybersecurity risks and increased reliance on processes automated by technology.

In the regular course of our business, we handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of our information systems such as theft or inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on our financial position, results of operations and cash flows.
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subject OG&E to financial harm due to the significant expense to respond to security breaches or repair system damage. OG&E's Smart

Grid program further increases potential risks associated with cybersecurity attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers' operations could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on our financial position, results of operations and cash flows.
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
We maintain property, casualty and cybersecurity insurance that may cover certain resultant cyber and physical damage or third-party injuries caused by potential cyber events. However, damage and claims arising from such incidents may exceed the amount of any insurance available and other damage and claims arising from such incidents may not be covered at all. For these reasons, a significant cyber incident could reduce future net income and cash flows and impact financial condition.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities or sustained military campaigns may adversely impact our financial position, results of operations and cash flows.

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

The outbreak of COVID-19 continues to be a developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements, increased unemployment, customer slow payment or non-payment and decreased commercial and industrial load in the U.S. generally and in our service territory to a lesser extent. We expect these particular COVID-19 impacts will likely continue in the near future. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects. Further, the negative impacts on the economy could also adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements.

The effects of COVID-19 and concerns regarding its continued global spread have negatively impacted domestic and international demand for natural gas, NGLs and crude oil, which has and could continue to contribute to price volatility and materially and adversely affect Enable's customers' operations and future production, resulting in less demand for Enable's services and/or the reduction of commercial opportunities that might otherwise be available to Enable. In response to sharp declines in demand for oil and gas as well as commodity prices resulting from the economic impact of COVID-19, many producers have significantly reduced previously anticipated drilling and production activities and may make additional reductions in the future. Decreased demand for commodities as a result of COVID-19 impacted the valuation of OGE Energy's investment in Enable, resulting in an impairment charge in March 2020 that had a material adverse impact on OGE Energy's results of operations for the year ended December 31, 2020. Further, OGE Energy's operating cash flow is derived partially from cash distributions it receives from Enable. In response to current industry conditions, Enable reduced its dividend distribution by half, effective April 1, 2020. Prolonged decreased demand for commodities and/or further reductions in distributions from Enable could materially adversely affect OGE Energy's results of operations, financial condition and cash flows.

In addition, we cannot predict the ongoing impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate the other risks discussed within this Form 10-K, any of which could have a material effect on us. As this situation continues and can change rapidly, additional impacts may arise that we are not aware of currently.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 20 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

The terms of the indentures governing our debt securities do not fully prohibit OGE Energy or OG&E from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in our revolving credit agreements and the indentures governing our debt securities, we may be able to incur substantial additional indebtedness. If we incur additional indebtedness, the related risks that we now face may intensify.

 Any reductions in our credit ratings or changes in benchmark interest rates could increase our financing costs and the cost of maintaining certain contractual relationships or limit our ability to obtain financing on favorable terms.

We cannot assure you that any of the current credit ratings of the Registrants will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Our ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Pricing grids associated with our credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of our short-term borrowings, but a reduction in our credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require us to post collateral or letters of credit.

Further, changes in benchmark interest rates, such as the United Kingdom's Financial Conduct Authority's announcement that it intends to phase out LIBOR by the end of 2021, could result in increased financing costs. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, OGE Energy and OG&E may incur increases in interest rates on any borrowings and/or may need to renegotiate our credit facilities that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

We are exposed to the credit risk of our key customers and counterparties, and any material nonpayment or nonperformance by our key customers and counterparties could adversely affect our financial position, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 15 generating stations with an aggregate capability of 7,120 MWs at December 31, 2020. The following table presents information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					Fuel Capability	2020 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
			Year Installed
Station & Unit				Unit Design Type
Seminole	1		1971	Steam-Turbine	Gas	10.5%	485
	2		1973	Steam-Turbine	Gas	26.4%	500
	3		1975	Steam-Turbine	Gas	21.0%	498	1,483
Muskogee	4		1977	Steam-Turbine	Gas	14.8%	423
	5		1978	Steam-Turbine	Gas	14.0%	442
	6		1984	Steam-Turbine	Coal	30.8%	503	1,368
Sooner	1		1979	Steam-Turbine	Coal	28.5%	516
	2		1980	Steam-Turbine	Coal	22.8%	515	1,031
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	1.1%	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	1.0%	31
	6		1958	Steam-Turbine	Gas	13.2%	168
	7		1963	Steam-Turbine	Gas	15.7%	211
	8		1969	Steam-Turbine	Gas	10.0%	403
	9		2000	Combustion-Turbine	Gas	24.6%	45
	10		2000	Combustion-Turbine	Gas	23.4%	43	934
Redbud (C)	1		2003	Combined Cycle	Gas	52.3%	154
	2		2003	Combined Cycle	Gas	52.9%	154
	3		2003	Combined Cycle	Gas	53.1%	153
	4		2003	Combined Cycle	Gas	52.7%	153	614
Mustang	6		2018	Combustion-Turbine	Gas	27.5%	57
	7		2018	Combustion-Turbine	Gas	23.7%	57
	8		2017	Combustion-Turbine	Gas	27.8%	58
	9		2018	Combustion-Turbine	Gas	28.3%	58
	10		2018	Combustion-Turbine	Gas	27.5%	57
	11		2018	Combustion-Turbine	Gas	26.6%	57
	12		2018	Combustion-Turbine	Gas	25.0%	57	401
McClain (D)	1		2001	Combined Cycle	Gas	67.8%	378	378
Frontier	1		1989	Combined Cycle	Gas	23.0%	120	120
River Valley	1		1991	Steam-Turbine	Coal/Gas	28.2%	160
	2		1991	Steam-Turbine	Coal/Gas	31.1%	160	320
Total Generating Capability (all stations, excluding renewable)								6,649
(A)2020 Capacity Factor = 2020 Net Actual Generation / (2020 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as planned outages.
(B)Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.
(C)Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)Represents OG&E's 77 percent ownership interest in the McClain Plant.

Renewable					2020 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
	Year Installed		Number of Units	Fuel Capability
Station		Location
Crossroads	2011	Canton, OK	98	Wind	39.9%	2.3	228
Centennial	2007	Laverne, OK	80	Wind	22.4%	1.5	120
OU Spirit	2009	Woodward, OK	44	Wind	33.8%	2.3	101
Mustang	2015	Oklahoma City, OK	90	Solar	20.3%	< 0.1	2
Covington	2018	Covington, OK	4	Solar	26.1%	2.3	10
Choctaw Nation	2020	Durant, OK	2	Solar	20.3%	2.5	5
Chickasaw Nation	2020	Davis, OK	2	Solar	19.5%	2.5	5
Total Generating Capability (renewable)							471
(A)2020 Capacity Factor = 2020 Net Actual Generation / (2020 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as planned outages.

At December 31, 2020, OG&E's transmission system included: (i) 402 substations with a total capacity of 24.3 million kV-amps and 5,122 structure miles of lines in Oklahoma and (ii) 36 substations with a total capacity of 3.8 million kV-amps and 277 structure miles of lines in Arkansas. At December 31, 2020, OG&E's distribution system included: (i) 349 substations with a total capacity of 10.4 million kV-amps, 29,443 structure miles of overhead lines, 3,202 miles of underground conduit and 11,038 miles of underground conductors in Oklahoma and (ii) 29 substations with a total capacity of 1.0 million kV-amps, 2,788 structure miles of overhead lines, 338 miles of underground conduit and 669 miles of underground conductors in Arkansas.

During the three years ended December 31, 2020, both Registrants' gross property, plant and equipment (excluding construction work in progress) additions were $2.6 billion, and gross retirements were $390.2 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 19.9 percent of gross property, plant and equipment (excluding construction work in progress) for both Registrants at December 31, 2020.

Item 3. Legal Proceedings.

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Registrants' financial statements. At the present time, based on currently available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on the Registrants' financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
OGE Energy's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2020, there were 13,188 holders of record of OGE Energy's common stock.

Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.

Issuer Purchases of Equity Securities

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

OG&E. OGE Energy's electric utility operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Enable. OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Enable. The investment in Enable is held through wholly-owned subsidiaries and ultimately OGE Holdings. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. At December 31, 2020, OGE Energy owned 111.0 million common units, or 25.5 percent, of Enable's outstanding units. Enable's general partner is equally controlled by OGE Energy and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, OGE Energy accounts for its interest in Enable using the equity method of accounting. For additional information on OGE Energy's equity investment in Enable and related party transactions, see Notes 5 and 6 within "Item 8. Financial Statements and Supplementary Data."

Enable's business is impacted by commodity prices which have declined and otherwise experienced significant volatility in recent years. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by Enable's systems, and the volumes on Enable's systems can be negatively impacted if producers decrease drilling and production in those areas served. Both Enable's gathering and processing segment and Enable's transportation and storage segment can be affected by drilling and production. Enable's gathering and processing segment primarily serves producers, and many producers utilize the services provided by Enable's transportation and storage segment. A decrease in volumes on Enable's systems due to a decrease in drilling or production by Enable's producer customers could decrease the cash flows from Enable's systems. In addition, Enable's processing arrangements expose them to commodity price fluctuations. A portion of

OGE Energy's earnings and operating cash flows depend on the performance of, and distributions from, Enable. As disclosed in this Form 10-K, Enable is subject to a number of risks, including contract renewal risks, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19, including negative impacts on demand and commodity prices, could exacerbate these risks. If any of those risks were to occur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

On February 12, 2021, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Energy is entitled to 60 percent of those "incentive distributions."

On February 16, 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is anticipated to close in 2021. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units, anti-trust approvals and other customary closing conditions. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns.
Overview

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services, while honoring its commitment to strengthen communities. Its business model is centered around growth and sustainability for employees (internally referred to as "members"), communities and customers and the owners of OGE Energy, its shareholders.

OGE Energy is focused on:

•continuing to deliver top-quartile safety results, while enabling members to deliver improved value to their communities, customers and shareholders;
•transforming the customer experience with the right balance of personalized interaction and technology that allows our customers to self-serve;
•providing safe, reliable energy to the communities and customers it serves, with a particular focus on enhancing the value of the grid by improving reliability and resiliency;
•leading economic development and job growth by attracting new and diverse businesses to improve the infrastructure of the communities in Oklahoma and Arkansas;
•ensuring the necessary mix of generation resources to meet the long-term capacity needs of our customers, with a progressively cleaner generation portfolio;
•continuing focus on innovation, intellectual curiosity and executing with excellence in order to maintain customer rates that are some of the most affordable in the country;
•delivering on earnings commitments to shareholders to enhance access to lower-cost debt and equity capital that is needed to deploy infrastructure for the long-term economic health of its communities;
•having strong regulatory and legislative relationships, built on integrity, for the long-term benefit of our customers, communities, shareholders and members; and
•developing and growing our members to be able to provide a greater contribution to the company's success, while also improving their own lives.

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five percent at the electric utility, underscored by a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy utilizes cash distributions from its natural gas midstream operations segment to help fund its electric utility capital investments. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

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

The Registrants' current and potential future responses to the COVID-19 impacts on their employees, customers and shareholders are further discussed below.

•The Registrants' top priority is to protect their employees and their families, as well as their customers. The Registrants are taking all precautionary measures as directed by health authorities and local and national governments. The Registrants continue to monitor the outbreak of COVID-19 and whether any occupancy reductions or closures are necessary to help ensure the health and safety of their employees and customers. The Registrants are also monitoring the status and availability of vaccinations in their service territories. In order to promote the safety of the Registrants' employees and the continuity of utility service, the Registrants implemented health-screening processes and increased sanitation efforts at their facilities and secured additional personal protective equipment, among other additional measures taken. The OCC and the APSC both issued accounting orders allowing the Registrants to defer these incremental costs incurred for recovery.
•As a precautionary measure in order to increase the Registrants' cash positions and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, in April 2020, OGE Energy entered into a one-year $75.0 million term loan agreement, and OG&E issued $300.0 million in senior notes. The term loan was fully repaid in September 2020.
•In March 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," which is aimed at addressing the economic disruption resulting from the COVID-19 pandemic and providing certain tax relief to businesses in the U.S. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of FICA payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Registrants concluded that the financial impact of the provisions they adopted are immaterial.
•OG&E voluntarily suspended all disconnects for nonpayment, effective March 16, 2020, and on June 25, 2020 announced that it would reinstate disconnects for nonpayment in Oklahoma, effective July 6, 2020. OG&E also announced that it will provide broad payment options to customers who repay their past due balances, including a six-month installment plan and the Average Monthly Billing plan which would spread past due balances over a 12-month period. OG&E adjusted its reserve on accounts receivable as of December 31, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was $1.3 million, incorporated concerns of continued slower customer payment due to unemployment. OG&E deferred this credit reserve amount to a regulatory asset, as both the OCC and the APSC issued accounting orders allowing OG&E to seek recovery of incremental bad debt resulting from COVID-19. OG&E will continue to monitor the reserve as it gains better clarity on the impacts of COVID-19 on its customers and business.
•Beginning in March 2020, oil and natural gas commodity prices have experienced extreme volatility, primarily attributable to decreased demand resulting from the COVID-19 pandemic and the actions of the Organization of Petroleum Exporting Countries and other oil exporting nations. On April 1, 2020, Enable announced its plan to reduce its quarterly distributions to its shareholders by 50 percent. This change in distribution, which should help strengthen Enable's balance sheet and increase its annualized cash flows, is supported by OGE Energy. OGE Energy does not foresee the need to access equity markets as a result of this reduction in distributions from Enable.

OGE Energy's Equity Investment in Enable

Effective March 31, 2020, OGE Energy estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, OGE Energy recorded a $780.0 million impairment on its investment in Enable in March 2020. Further discussion can be found in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data."

During the year ended December 31, 2020, Enable recorded goodwill, long-lived asset and equity method investment impairments and a loss on retirement that impacted OGE Energy's equity in earnings of unconsolidated affiliates, as adjusted for basis differences. Further discussion of these impacts can be found in "Results of Operations - OGE Holdings (Natural Gas Midstream Operations)."

February 2021 Extreme Cold Weather Event

In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extreme natural gas and purchased power prices. Estimates of the total regulatory asset for OG&E's fuel and purchased power costs that will be recorded are still under development but are expected to be in the range of $800.0 million to $1.0 billion. On February 24, 2021, OG&E submitted an application to the OCC requesting an intra-year fuel clause increase to be effective April 1, 2021, as well as requesting regulatory asset treatment at OG&E's weighted average cost of capital for the remaining fuel and purchased power costs associated with the unprecedented weather event. Further discussion of the anticipated financial impact can be found in "2021 Outlook" and "Short-term Debt and Credit Facilities" below and Note 16 within "Item 8. Financial Statements and Supplementary Data."

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data."

Summary of OGE Energy 2020 Operating Results Compared to 2019
OGE Energy's net loss was $173.7 million, or $0.87 per diluted share, in 2020 as compared to net income of $433.6 million, or $2.16 per diluted share, in 2019. The decrease in net income of $607.3 million, or $3.03 per diluted share, in 2020 as compared to 2019 is further discussed below.
•A net loss at OGE Holdings of $515.0 million, or $2.58 per diluted share of OGE Energy's common stock, during the year ended December 31, 2020 compared to net income of $81.4 million, or $0.41 per diluted share of OGE Energy's common stock, during the year ended December 31, 2019 was primarily due to a decrease in equity in earnings of Enable related to the impairment of OGE Energy's investment in Enable recorded in March 2020, partially offset by an income tax benefit related to the impairment charge and lower other expense. The decrease in equity in earnings of Enable was also impacted by OGE Energy's share of Enable's SESH equity method investment impairment recorded in September 2020, as adjusted for basis differences, and decreased net income from Enable's gathering and processing business resulting from lower natural gas gathered and processed volumes and lower average realized NGL and natural gas sales prices.
•A decrease in net income at OG&E of $10.8 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense due to additional assets being placed into service, gross margin reductions from milder weather and COVID-19 impacts, higher income tax expense and higher interest expense driven by increased long-term debt outstanding. These decreases to net income were partially offset by increases to gross margin driven by recovery of additional assets placed into service through the expiration of the cogeneration credit rider and lower other operation and maintenance expense.
•A decrease in net income of other operations (holding company) of $0.1 million was primarily due to lower income tax benefit, partially offset by lower interest expense and higher other income.

A more detailed discussion regarding the financial performance for the year ended December 31, 2020 as compared to December 31, 2019 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2019 compared to December 31, 2018 for OGE Energy and OG&E can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of OGE Energy's 2019 Form 10-K and OG&E's 2019 Form 10-K, respectively.

2021 Outlook

Key assumptions for 2021 include:

OG&E

Before consideration of the February 2021 storm event as described below, OG&E is projected to earn approximately $352 million to $373 million, or $1.76 to $1.86 per average diluted share, in 2021 and is based on the following assumptions:

•normal weather patterns are experienced for the year;
•gross margin on revenues of approximately $1.553 billion to $1.569 billion, based on total retail load growth of 2.4 percent;
•operating expenses of approximately $991 million to $997 million, with operation and maintenance expenses comprising approximately 47.5 percent of the total;
•net interest expense of approximately $157 million to $159 million which assumes a $2.2 million allowance for borrowed funds used during construction reduction to interest expense;
•other income of approximately flat including approximately $4.8 million of allowance for equity funds used during construction; and
•an effective tax rate of approximately 11.3 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand.

In February 2021, the OG&E service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extreme natural gas and purchased power prices. In 2021, OG&E expects increased retail margins of approximately three to four cents per average diluted share related to the increased demand for electricity associated with the February cold spell.

OG&E's natural gas costs for the month of February 2021 exceeded the total cost for all of 2020. Fuel and purchased power costs are recovered through OG&E's Oklahoma and Arkansas fuel adjustment clauses. Estimates of the total regulatory asset for fuel and purchased power costs that will be recorded are still under development but are expected to be in the range of $800.0 million to $1.0 billion. OGE Energy has secured a commitment for $1.0 billion in additional short-term financing to provide additional liquidity to help cover these increased fuel and purchased power costs. In 2021, OG&E expects to incur approximately three to four cents per share related to incremental financing costs.

For approximately 58,000 guaranteed flat bill customers, representing approximately three percent of load, OG&E may be unable to seek recovery for the incremental fuel and purchased power costs that are included in customers' guaranteed flat bill agreements. In 2021, OG&E may incur approximately ten cents per average diluted share of potentially unrecoverable fuel and purchased power costs related to guaranteed flat bill agreements.

The potential impacts associated with the February 2021 cold spell are not reflected in OG&E's 2021 earnings guidance range of $1.76 to $1.86 per average diluted share.

OGE Holdings

Enable did not issue a 2021 earnings outlook due to the announced merger between Enable and Energy Transfer. While OGE Energy is not issuing earnings guidance for its ownership interest in Enable for 2021, it does expect to receive approximately $60 million to $73 million in cash distributions from its midstream investments in 2021.

Consolidated OGE Energy

OGE Energy is not issuing a 2021 consolidated earnings guidance due to Enable not issuing an earnings outlook; other consolidated assumptions include:

•approximately 200 million average diluted shares outstanding; and
•breakeven results projected at the holding company.

Non-GAAP Financial Measures

OGE Energy

"Ongoing earnings" and "ongoing earnings per average diluted share" are defined by OGE Energy as GAAP Net Income (Loss) and GAAP Earnings (Loss) per Average Diluted Share adjusted to exclude certain non-cash charges and the associated tax impacts. These financial measures excluded a pre-tax non-cash charge of $780.0 million, or $3.90 per average diluted share, associated with the impairment of OGE Energy's investment in Enable, which OGE Energy's management considers an unusual and infrequent event. Management believes that ongoing earnings and ongoing earnings per average diluted share provide a more meaningful comparison of earnings results and are more representative of OGE Energy's fundamental core earnings power. OGE Energy's management uses ongoing earnings and ongoing earnings per average diluted share internally for financial planning and analysis, for reporting of results to the Board of Directors and when communicating its earnings outlook to analysts and investors.

The following table presents reconciliations of ongoing earnings and ongoing earnings per average diluted share for the year ended December 31, 2020.

	OG&E (Electric Utility)	OGE Holdings (Natural Gas Midstream Operations) (B)	Other Operations	Consolidated OGE Energy Total
(In millions)
GAAP net income (loss)	$339.4	$(515.0)	$1.9	$(173.7)
Enable investment impairment charge (A)	—	780.0	—	780.0
Tax effect	—	(190.4)	—	(190.4)
Ongoing earnings	$339.4	$74.6	$1.9	$415.9

GAAP net income (loss) per average diluted share	$1.70	$(2.58)	$0.01	$(0.87)
Enable investment impairment charge per share (A)	—	3.90	—	3.90
Tax effect per share	—	(0.95)	—	(0.95)
Ongoing earnings per average diluted share	$1.70	$0.37	$0.01	$2.08
(A) Does not include a $16.9 million pre-tax charge recorded during 2020 for OGE Energy's share of Enable's goodwill, long-lived asset and equity method investment impairments and loss on retirements, as adjusted for basis differences.
(B) Tax effect and tax effect per share are calculated utilizing OGE Holdings' statutory tax rate for the year ended December 31, 2020.

OG&E

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2020 and 2019, see "OG&E (Electric Utility) Results of Operations" below.

The following table presents a reconciliation of gross margin to revenue included in the 2021 Outlook.

(In millions)	Twelve Months Ended December 31, 2021 (A)
Operating revenues	$2,303
Cost of sales	742
Gross margin	$1,561
(A) Based on the midpoint of OG&E earnings guidance for 2021.

Enable

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, OGE Energy believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2020 and 2019, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the years ended December 31, 2020 and 2019 and the Registrants' financial positions at December 31, 2020 and 2019. The following information should be read in conjunction with the financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

OGE Energy	Year Ended December 31,
(In millions except per share data)	2020	2019
Net income (loss)	$(173.7)	$433.6
Basic average common shares outstanding	200.1	200.1
Diluted average common shares outstanding	200.1	200.7
Basic earnings (loss) per average common share	$(0.87)	$2.17
Diluted earnings (loss) per average common share	$(0.87)	$2.16
Dividends declared per common share	$1.58000	$1.50500

Results by Business Segment

	Year Ended December 31,
(In millions)	2020	2019
Net income (loss):
OG&E (Electric Utility)	$339.4	$350.2
OGE Holdings (Natural Gas Midstream Operations) (A)	(515.0)	81.4
Other operations (B)	1.9	2.0
OGE Energy net income (loss)	$(173.7)	$433.6
(A)In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data."
(B)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in the OGE Energy consolidated financial statements.

OG&E (Electric Utility)

Year Ended December 31 (Dollars in millions)	2020	2019
Operating revenues	$2,122.3	$2,231.6
Cost of sales	644.6	786.9
Other operation and maintenance	464.4	492.5
Depreciation and amortization	391.3	355.0
Taxes other than income	97.2	89.5
Operating income	524.8	507.7
Allowance for equity funds used during construction	4.8	4.5
Other net periodic benefit expense	3.1	1.2
Other income	5.0	6.7
Other expense	2.6	6.9
Interest expense	154.8	140.5
Income tax expense	34.7	20.1
Net income	$339.4	$350.2
Operating revenues by classification:
Residential	$869.0	$891.1
Commercial	479.4	503.1
Industrial	197.3	223.0
Oilfield	172.3	204.0
Public authorities and street light	176.8	195.7
Sales for resale	0.1	0.1
System sales revenues	1,894.9	2,017.0
Provision for rate refund	3.8	(0.9)
Integrated market	49.6	38.4
Transmission	143.3	148.0
Other	30.7	29.1
Total operating revenues	$2,122.3	$2,231.6
Reconciliation of gross margin to revenue:
Operating revenues	$2,122.3	$2,231.6
Cost of sales	644.6	786.9
Gross margin	$1,477.7	$1,444.7
MWh sales by classification (In millions)
Residential	9.5	9.7
Commercial	6.3	6.5
Industrial	4.2	4.5
Oilfield	4.2	4.6
Public authorities and street light	2.8	3.1
System sales	27.0	28.4
Integrated market	2.0	1.2
Total sales	29.0	29.6
Number of customers	867,389	857,754
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.077	2.188
Coal	1.821	2.029
Total fuel	1.863	1.970
Total fuel and purchased power	2.120	2.534
Degree days (A)
Heating - Actual	3,303	3,771
Heating - Normal	3,354	3,354
Cooling - Actual	1,804	2,018
Cooling - Normal	2,095	2,095

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

OG&E's net income decreased $10.8 million, or 3.1 percent, in 2020 as compared to 2019. The following section discusses the primary drivers for the decrease in net income in 2020 as compared to 2019.

Operating revenues decreased $109.3 million, or 4.9 percent, in 2020 as compared to 2019, primarily due to reduced cost of sales which are recovered from customers.

Gross margin increased $33.0 million, or 2.3 percent, primarily driven by the below factors.

(In millions)	$ Change
Price variance (A)	$70.5
New customer growth	10.8
Quantity impacts (primarily weather) (B)	(29.2)
Non-residential demand and related revenues	(9.7)
Industrial and oilfield sales	(9.3)
Other	(0.1)
Change in gross margin (C)	$33.0
(A) Increased primarily due to the recovery of additional assets placed into service through the expiration of the cogeneration credit rider in the second half of 2019.
(B) Decreased primarily due to a 10.6 percent decrease in cooling degree days and a 12.4 percent decrease in heating degree days.
(C)Gross margin was impacted by COVID-19, particularly as seen in the negative impacts within industrial and oilfield sales and non-residential demand and related revenues.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $142.3 million, or 18.1 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$(9.0)	(2.7)%
Purchased power costs:
Purchases from SPP (B)	(117.5)	(39.6)%
Cogeneration (C)	(14.7)	(100.0)%
Wind	(0.3)	(0.6)%
Other	(0.3)	(4.0)%
Transmission expense	(0.5)	(0.6)%
Change in cost of sales	$(142.3)
(A)Decreased primarily due to lower fuel costs related to the generating assets utilized during 2020.
(B)Decreased primarily due to lower market prices as a result of decreased fuel costs for generators along with decreased MWhs purchased of 7.5 percent in 2020.
(C)Decreased due to the expiration of cogeneration contracts in 2019.

Other operation and maintenance expense decreased $28.1 million, or 5.7 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Capitalized labor	$(15.6)	(14.6)%
Contract technical and construction services	(13.8)	(27.6)%
Corporate overheads and allocations	(7.2)	(5.5)%
Other	(5.3)	(3.9)%
Materials and supplies	(4.7)	(18.7)%
Payroll and benefits	10.3	4.2%
New expenses related to River Valley (A)	8.2	60.0%
Change in other operation and maintenance expense (B)	$(28.1)
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.
(B)OG&E has been focused on reducing other operation and maintenance activities in light of COVID-19. Further, certain incremental expenses incurred by OG&E related to its COVID-19 response have been deferred and are included in the regulatory assets and liabilities table in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Depreciation and amortization expense increased $36.3 million, or 10.2 percent, primarily due to additional assets being placed into service and depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Taxes other than income increased $7.7 million, or 8.6 percent, primarily due to increased ad valorem taxes.

Interest on long-term debt increased $14.5 million, or 10.5 percent, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Income tax expense increased $14.6 million, or 72.6 percent, primarily due to reduced tax credit generation, reduced amortization of net unfunded deferred taxes and higher pretax income.

OGE Holdings (Natural Gas Midstream Operations)

	Year Ended December 31,
(In millions)	2020	2019
Operating revenues	$—	$—
Cost of sales	—	—
Other operation and maintenance	1.7	2.8
Depreciation and amortization	—	—
Taxes other than income	0.4	0.4
Operating loss	(2.1)	(3.2)
Equity in earnings (losses) of unconsolidated affiliates (A)	(668.0)	113.9
Other expense	2.9	8.6
Income (loss) before taxes	(673.0)	102.1
Income tax expense (benefit)	(158.0)	20.7
Net income (loss) attributable to OGE Holdings	$(515.0)	$81.4
(A) In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data."

Reconciliation of Equity in Earnings (Losses) of Unconsolidated Affiliates

See Note 5 within "Item 8. Financial Statements and Supplementary Data" for the reconciliation of Enable's net income to OGE Energy's equity in earnings (losses) of unconsolidated affiliates and the reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference).

Enable Results of Operations and Operating Data

The following section presents summarized financial information of Enable for the years ended December 31, 2020 and 2019 and related discussion of the primary drivers for the changes in 2020 as compared to 2019.

	Year Ended December 31,
(In millions)	2020	2019
Reconciliation of gross margin to revenue:
Total revenues	$2,463	$2,960
Cost of natural gas and NGLs	965	1,279
Gross margin	$1,498	$1,681
Operating income	$465	$569
Net income	$52	$360

	Year Ended December 31,
	2020	2019
Natural gas gathered volumes - TBtu/d	4.26	4.56
Natural gas processed volumes - TBtu/d (A)	2.19	2.53
NGLs sold - MBbl/d (B)	128.40	131.59
Crude oil and condensate gathered volumes - MBbl/d	124.84	128.46
Transported volumes - TBtu/d	5.45	6.18
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate. NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net loss of $515.0 million compared to net income of $81.4 million for 2020 and 2019, respectively, was primarily due to the impairment recorded in March 2020 on OGE Energy's investment in Enable, which is discussed in more detail in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data." OGE Holdings' net loss in 2020 was also impacted by a decrease in Enable's net income of $308.0 million in 2020 as compared to 2019.

The following table presents summarized information regarding Enable's income statement changes for the year ended December 31, 2020, compared to the same period in 2019, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. See Note 5 within "Item 8. Financial Statements and Supplementary Data" for further discussion of OGE Energy's equity investment in Enable. The decrease in Enable's net income was primarily due to the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Gross margin	$(183.0)	$(46.7)
Impairments of property, plant and equipment and goodwill (A)	$(58.0)	$39.5
Depreciation and amortization	$(13.0)	$3.3
Operation and maintenance, general and administrative (B)	$(10.0)	$6.7
Equity in earnings (losses) of equity method affiliate (C)	$(227.0)	$(12.0)
(A)Included in Enable's impairments of property, plant and equipment and goodwill is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. These certain long-lived assets are jointly-owned by Enable, which reduces the impairment's impact by 50 percent on OGE Energy's equity in earnings. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.
(B)Included in Enable's operation and maintenance and general and administrative expenses is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. OGE Energy recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.
(C)Included Enable's equity in earnings (losses) of equity method affiliate is a $225.0 million impairment that Enable recorded on its SESH equity method investment. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. OGE Energy recorded a $11.5 million pre-tax charge for its share of Enable's equity method investment impairment, as adjusted for basis differences.

Enable's gathering and processing business segment reported a decrease of $133.0 million in operating income. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for 2020 as compared to 2019, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The decrease in Enable's gathering and processing business segment operating income was primarily due to the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Gross margin	$(185.0)	$(47.2)
Impairments of property, plant and equipment and goodwill (A)	$(58.0)	$39.5
Depreciation and amortization	$(9.0)	$2.3
Operation and maintenance, general and administrative (B)	$14.0	$0.5
(A) Included in Enable's impairments of property, plant and equipment and goodwill is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. These certain long-lived assets are jointly-owned by Enable, which reduces the impairment's impact by 50 percent on OGE Energy's equity in earnings. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.
(B)    Included in Enable's operation and maintenance and general and administrative expenses is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. OGE Energy recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.

Gathering and processing gross margin decreased primarily due to the following:

•a decrease in natural gas gathering fees due to lower gathered volumes in the Anadarko and Arkoma Basins, inclusive of producer shut-ins in the Anadarko Basin that occurred during a portion of 2020, lower shortfall fees associated with the expiration of certain minimum volume commitments contracts in the Ark-La-Tex and Arkoma Basins and lower revenue associated with a 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin;
•a decrease in revenues from natural gas sales less the cost of natural gas due to lower average sales prices and lower sales volumes;
•a decrease in revenues from NGL sales less the cost of NGLs due to lower volumes and lower average market prices for NGL products;
•a decrease in processing service fees due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to an increase in retained volumes at lower average market prices as well as an increase in the recognition of certain annual minimum processing fees;
•a decrease in realized gains on natural gas, condensate and NGL derivatives;
•a decrease in changes in the fair value of natural gas, condensate and NGL derivatives;
•a decrease in intercompany management fees; and
•crude oil, condensate and produced water gathering revenues remained flat primarily due to a decrease in gathered crude oil volumes in the Williston Basin, offset by customer project reimbursements.

Enable's transportation and storage business segment reported an increase of $29.0 million in operating income. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for 2020 as compared to 2019, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The increase in Enable's transportation and storage business segment operating income was primarily due to the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Gross margin	$2.0	$0.5
Operation and maintenance, General and administrative	$(24.0)	$6.1
Depreciation and amortization	$(4.0)	$1.0

Transportation and storage gross margin increased primarily due to the following:

•an increase in system management activities; and
•an increase in firm transportation and storage services due to an increase in recognized rates and the recognition of certain previously reserved revenue upon the settlement of the MRT rate case, partially offset by lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators; partially offset by
•a decrease in volume-dependent transportation revenues due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of revenue upon the settlement of the MRT rate case;
•a decrease in natural gas storage inventory due to write-downs to lower of cost or net realizable value of natural gas storage inventories;
•a decrease in realized gain on natural gas derivatives; and
•a decrease in revenues from NGL sales less the cost of NGLs due to a decrease in average NGL prices and lower volumes.

OGE Holdings' income tax benefit was $158.0 million for 2020, as compared to income tax expense of $20.7 million in 2019. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded in March 2020 on OGE Energy's investment in Enable, partially offset by state deferred tax adjustments related to OGE Energy's investment in Enable.

Off-Balance Sheet Arrangement

As of December 31, 2020, OG&E has a noncancellable operating lease with a purchase option, covering 780 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recovered through OG&E's fuel adjustment clauses. At the end of the lease term, which is February 1, 2024, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

Liquidity and Capital Resources

Cash Flows

OGE Energy

Year Ended December 31 (In millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$712.8	$681.5	$31.3	4.6%
Net cash used in investing activities (B)	$(654.9)	$(624.7)	$(30.2)	4.8%
Net cash used in financing activities (C)	$(56.8)	$(151.1)	$94.3	(62.4)%
(A)Increased primarily due to a decrease in payments for purchased power at OG&E.
(B)Increased primarily due to increased reliability projects, partially offset by environmental projects at OG&E that were completed and placed into service in 2019 as well as fewer OG&E plant outages in 2020.
(C)Decreased primarily due to the payment of long-term debt by OG&E in January 2019, partially offset by a decrease in borrowings of short-term debt.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at December 31, 2020 compared to December 31, 2019.

Fuel Inventories decreased $9.8 million, or 21.2 percent, primarily due to decreased coal inventory.

Materials and Supplies increased $25.6 million, or 28.3 percent, primarily due to increased inventory acquired for upcoming projects.

Fuel Clause Under Recoveries decreased $39.5 million and Fuel Clause Over Recoveries increased $23.8 million, primarily due to increased collections from OG&E customers and lower fuel costs.

Other Current Assets increased $16.8 million, or 68.9 percent, primarily due to an increase in under-recovered riders and SPP transmission formula rate.
Short-term Debt decreased $17.0 million, or 15.2 percent, primarily due to funds for operational needs. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreement.

Accounts Payable increased $56.6 million, or 29.0 percent, primarily due to accruals related to storm restoration activity in the fourth quarter and timing of vendor payments.

Accrued Taxes increased $13.8 million, or 32.9 percent, primarily due to the deferment of the employer portion of FICA payroll taxes as allowed by the CARES Act and an increase in tax accruals related to ad valorem and income taxes.

Accrued Compensation decreased $9.5 million, or 23.4 percent, primarily due to lower accruals for incentive compensation in 2020 and labor accrued but not paid due to timing of pay periods.

Other Current Liabilities decreased $31.5 million, or 48.3 percent, primarily due to changes in amounts owed to OG&E customers which includes an $18.9 million reduction in SPP reserves related to the transmission formula rate and decreased over-recovered riders.

2020 Capital Requirements, Sources of Financing and Financing Activities

OGE Energy's total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $650.6 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $0.9 million, resulting in total net capital requirements and contractual obligations of $651.5 million in 2020. This compares to net capital requirements of $885.6 million and net contractual obligations of $12.0 million totaling $897.6 million in 2019.

In 2020, OGE Energy's primary sources of capital were cash generated from operations, proceeds from the issuance of long- and short-term debt and distributions from Enable. Changes in working capital reflect the seasonal nature of OGE Energy's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Future Capital Requirements

OGE Energy's primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings.

Capital Expenditures

The following table presents OGE Energy's estimates of capital expenditures for the years 2021 through 2025. These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OGE Energy's businesses) plus capital expenditures for known and committed projects. Estimated capital expenditures for Enable are not included.

(In millions)	2021	2022	2023	2024	2025	Total
Transmission	$80	$110	$115	$105	$125	$535
Oklahoma distribution	300	290	265	300	300	1,455
Arkansas distribution	25	20	20	20	20	105
Generation	100	85	125	125	130	565
Oklahoma Grid Advancement	170	180	185	185	185	905
Subscription Solar Plan	10	20	20	20	20	90
Other	65	80	80	80	80	385
Total	$750	$785	$810	$835	$860	$4,040

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OGE Energy's financial objectives. The continued progression of, and global response to, the COVID-19 outbreak increases the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects, including potential delays in obtaining permits from government agencies, resulting in potential deferral of capital expenditures.

Contractual Obligations

The following table presents OGE Energy's contractual obligations at December 31, 2020. See the statements of capitalization and Notes 4 and 15 within "Item 8. Financial Statements and Supplementary Data" for additional information.

(In millions)	2021	2022-2023	2024-2025	After 2025	Total
Maturities of long-term debt	$—	$—	$—	$3,529.8	$3,529.8
Operating lease obligations:
Railcars	2.4	4.5	0.2	—	7.1
Wind farm land leases	2.9	5.8	6.0	31.7	46.4
Other leases	1.0	0.5	—	—	1.5
Total operating lease obligations	6.3	10.8	6.2	31.7	55.0
Purchase obligations and commitments:
Minimum purchase commitments	72.5	100.8	62.6	307.4	543.3
Expected wind purchase commitments	55.2	111.6	113.5	317.0	597.3
Long-term service agreement commitments	2.4	10.3	66.3	83.5	162.5
Total purchase obligations and commitments	130.1	222.7	242.4	707.9	1,303.1
Total contractual obligations	136.4	233.5	248.6	4,269.4	4,887.9
Amounts recoverable through fuel adjustment clause (A)	(130.1)	(216.9)	(176.3)	(624.4)	(1,147.7)
Total OGE Energy contractual obligations, net	$6.3	$16.6	$72.3	$3,645.0	$3,740.2
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

Pension and Postretirement Benefit Plans

At December 31, 2020, 43.2 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. Treasury notes and bonds as presented in Note 13 within "Item 8. Financial Statements and Supplementary Data." During 2020, actual returns on the Pension Plan were $77.0 million, compared to expected return on plan assets of $37.6 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy made a $20.0 million contribution to its Pension Plan in both 2020 and 2019. In January 2021, OGE Energy made a $40.0 million contribution to its Pension Plan and has not determined whether it will need to make any additional contributions to the Pension Plan in 2021. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2020 and 2019. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2020	2019	2020	2019	2020	2019
Benefit obligations	$654.6	$616.1	$7.8	$10.3	$144.5	$136.5
Fair value of plan assets	570.3	530.3	—	—	47.6	47.0
Funded status at end of year	$(84.3)	$(85.8)	$(7.8)	$(10.3)	$(96.9)	$(89.5)

Common Stock Dividends
OGE Energy's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. At OGE Energy's September 2020 board meeting, the Board of Directors approved management's recommendation of a four percent increase in the quarterly dividend rate to $0.4025 per share from $0.3875 per share effective in October 2020.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. As indicated above, as a precautionary measure in order to increase OGE Energy's cash position and preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic, OGE Energy entered into a one-year $75.0 million term loan agreement in April 2020, which was repaid in September 2020. Further, OG&E issued $300.0 million in senior notes in April 2020. The disruption in the capital markets and the commercial paper markets caused by the COVID-19 outbreak could make additional financing more challenging, and there can be no assurance that OGE Energy will be able to obtain such financing on commercially reasonable terms or at all. In February 2021, OGE Energy entered into a $1.0 billion commitment letter for an unsecured term loan facility to provide additional liquidity to help cover the increased fuel and purchased power costs incurred by OG&E during the unprecedented cold weather event experienced in OG&E's service territory.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for OGE Energy and $450.0 million for OG&E), which can also be used as letter of credit facilities. The following table presents information about OGE Energy's revolving credit agreements as of December 31, 2020.

(Dollars in millions)	December 31, 2020
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.00%
Net available liquidity under revolving credit agreements	$804.6
Balance of cash and cash equivalents	$1.1

The following table presents information about OGE Energy's total short-term debt activity for the year ended December 31, 2020.

(Dollars in millions)	Year Ended December 31, 2020
Average balance of short-term debt	$77.4
Weighted-average interest rate of average balance of short-term debt	1.52%
Maximum month-end balance of short-term debt	$247.3

See Note 12 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the Registrants' short-term debt activity. Such activity includes: (i) during 2020, OGE Energy entered into and subsequently repaid a $75.0 million term loan agreement in response to COVID-19; (ii) in January 2021, the Registrants extended their respective revolving credit facilities' term for an additional year; and (iii) in January 2021, the Registrants entered into amendments for their respective revolving credit facilities which provides the option of extending their respective commitments for up to two additional one-year periods as well as addressed the phase out of LIBOR and the establishment of an alternative rate of interest.

On February 24, 2021, OGE Energy entered into a commitment letter with Wells Fargo and certain of its affiliates whereby Wells Fargo committed to provide an unsecured term loan facility in the aggregate principal amount of $1.0 billion. While borrowing availability still exists within the Registrants' credit facilities, the $1.0 billion commitment in additional short-term financing is expected to provide additional liquidity to help cover the increased fuel and purchased power costs incurred by OG&E during the February 2021 unprecedented cold weather event. For further discussion, see "Item 9B. Other Information." OGE Energy expects to have additional short-term debt outstanding in 2021 which will result in additional interest expense.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

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

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with OGE Energy's credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of OGE Energy's short-term borrowings, but a reduction in OGE Energy's credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require OGE Energy to post collateral or letters of credit.
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

Common Stock
OGE Energy does not expect to issue any common stock in 2021 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 10 within "Item 8. Financial Statements and Supplementary Data" for a discussion of OGE Energy's common stock activity.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, Enable made distributions of $91.7 million, $144.0 million and $141.2 million to OGE Energy during the years ended December 31, 2020, 2019 and 2018, respectively. As required by Enable's Limited Partnership Agreement and General Partner Agreement, respectively, the last permitted distribution date is 60 days after the close of each quarter, and the distribution deadline is five days following distributions by Enable. On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. OGE Energy does not expect any changes to its operations or foresee the need to access the equity markets as a result of Enable's action.
Critical Accounting Policies and Estimates

The financial statements and notes thereto contain information that is pertinent to Management's Discussion and Analysis. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the financial statements. The Registrants believe they have taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Registrants that could result if actual results vary from the assumptions and estimates.

In management's opinion, the areas where the most significant judgment is exercised for the Registrants include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. For OGE Energy, significant judgment is also exercised in the determination of any impairment of equity method investments. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors. The Registrants discuss their significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Benefit Plans

OGE Energy has a Pension Plan that covers a significant amount of its employees, including OG&E's employees, hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009. OGE Energy also has defined benefit postretirement plans that cover a significant amount of its employees, including OG&E's employees. Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 13 within "Item 8. Financial Statements and Supplementary Data." The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. Funding levels are dependent on returns on plan assets and future discount rates. Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.

 The following table presents the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $5.7 million
Discount rate	+/- 0.25 percent	+/- $11.9 million
Contributions	+/- $10 million	+/- $10.0 million

Income Taxes

The Registrants use the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change.
The application of income tax law is complex. Laws and regulations in this area are voluminous and often ambiguous. Interpretations and guidance surrounding income tax laws and regulations change over time. Accordingly, it is necessary to make judgments regarding income tax exposure. As a result, changes in these judgments can materially affect amounts the Registrants recognized in their financial statements. Tax positions taken by the Registrants on their income tax returns that are recognized in the financial statements must satisfy a more likely than not recognition threshold, assuming that the position will be examined by taxing authorities with full knowledge of all relevant information.

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements.

Asset Retirement Obligations

OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from five to 68 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E measures its customers' metered usage and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues in the balance sheets and in Operating Revenues in the statements of income based on estimates of usage and prices during the period. At December 31, 2020, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.5 million. At December 31, 2020 and 2019, Accrued Unbilled Revenues were $68.0 million and $64.7 million, respectively. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2020, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.3 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $2.6 million and $1.5 million at December 31, 2020 and 2019, respectively.

OG&E adjusted its reserve on accounts receivable as of December 31, 2020 in light of COVID-19 pandemic impacts and deferred this credit reserve adjustment to a regulatory asset, as both the OCC and the APSC issued accounting orders allowing OG&E to seek recovery of incremental bad debt resulting from COVID-19, as further discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data."

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

Effective March 31, 2020, OGE Energy estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and the recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, OGE Energy recorded a $780.0 million impairment on its investment in Enable in March 2020, which is included in Equity in Earnings (Losses) of Unconsolidated Affiliates in OGE Energy's 2020 income statement. Further discussion can be found in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data."

Accounting Pronouncements
See Note 2 within "Item 8. Financial Statements and Supplementary Data" for discussion of current accounting pronouncements that are applicable to the Registrants.

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements. At the present time, based on available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 15 and 16 within "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for further discussion of the Registrants' commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of the Registrants' operations are in substantial compliance with current federal, state and local environmental standards.

President Biden has taken a number of actions that affect environmental regulations adopted by the Trump administration, including issuance of an executive order that instructs the EPA and other executive agencies to review certain rules that affect OG&E. OG&E is monitoring these actions which are in the preliminary stages of being implemented. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. On October 30, 2020, the EPA published a proposed rule to revise the 2016 update rule and address the 2019 remand. The EPA did not propose any additional reductions in the emissions budget for Oklahoma based on a preliminary determination that the state does not cause or contribute to nonattainment of the ambient air quality standards in the relevant downwind areas. OG&E subsequently filed comments to the proposal.

OG&E continues to monitor these processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results. OG&E is in compliance with the 2016 rule requirements which remain in effect. OG&E does not anticipate, at this time, additional capital expenditures for compliance with the 2016 rule.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On April 16, 2020, the EPA released a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today. Petitions for judicial review of the final May 2020 rule have been filed at the D.C. Circuit Court.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of December 31, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicated compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. The State of Oklahoma's monitoring from 2017-2019 indicated that ambient SO2 emissions in the area are well within the NAAQS. On December 21, 2020, the EPA published in the Federal Register its final designation of the relevant area in Muskogee County as attainment/unclassifiable.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere. On November 4, 2020, the U.S. officially withdrew from the United Nations' "Paris Agreement" on climate change. Newly elected President Biden announced on January 20, 2021 that the U.S. would rejoin the agreement. In addition, President Biden has recently stated that a goal of his administration is to see the electric power industry fully decarbonized by 2035, although details of the goal are not available. Such decisions may result in future additional greenhouse gas emissions reductions in the U.S.; however, it is not possible to determine what the U.S. standards for greenhouse gas emissions will be in the future or the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.
If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases on OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Several states outside the area where OG&E operates have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.
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
Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the SIP deadline for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. On July 1, 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units are to be included in the state's evaluation of visibility impairment impacts to the Wichita Mountains. OG&E conducted an analysis of all potential control measures for NOx on these units and submitted it to the ODEQ on September 15, 2020. The ODEQ will identify any cost-effective control measures in a Regional Haze SIP, to be submitted to the EPA for approval by July 31, 2021. It is unknown at this time what the outcome, or any potential material impacts, will be from the evaluations by OG&E, the ODEQ and the EPA.

Endangered Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats. If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E's operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures.

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

OG&E currently recycles and provides approximately 97 percent of its ash to the concrete and cement industries for use as a component within their products and, in the last five years, has diverted more than 1.3 million tons of ash from landfills. Using fly ash in this way enables aggregate manufacturers to minimize their impact on the environment by avoiding the need to extract and process other natural resources.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2020, OG&E obtained refunds of $2.6 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

On April 21, 2020, the EPA and U.S. Army Corps of Engineers published a rule to define the scope of federal jurisdiction over wetlands. This final rule replaces the repealed definition of waters of the U.S. from 2015. The rule became effective on June 22, 2020, and OG&E does not expect any material impacts as a result.

Since the purchase of the Redbud facility in 2008, OG&E's average use of treated municipal effluent for all of the needed cooling water at Redbud and McClain is approximately 2.5 billion gallons per year. This use of treated municipal effluent offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risks are, in most cases, risks that are actively traded in a marketplace and have been well studied in regards to quantification. Market risks include, but are not limited to, changes in interest rates and commodity prices. The Registrants' exposure to changes in interest rates relates primarily to short-term variable-rate debt and commercial paper. The Registrants are exposed to commodity prices in their operations to the extent any fuel price changes are not recovered in customer rates and, for OGE Energy, through its equity investment in Enable.

Risk Oversight Committee

Management monitors market risks using a risk committee structure. OGE Energy's Risk Oversight Committee, which consists primarily of corporate officers, is responsible for the overall development, implementation and enforcement of strategies and policies for all market risk management activities of the Registrants. This committee's emphasis is a holistic perspective of risk measurement and policies targeting the Registrants' overall financial performance. On a quarterly basis, the Risk Oversight Committee reports to the Audit Committee of OGE Energy's Board of Directors on OGE Energy's risk profile affecting anticipated financial results, including any significant risk issues.

OGE Energy also has a Corporate Risk Management function which, in conjunction with the aforementioned committees, is responsible for establishing and enforcing the Registrants' risk policies.

Risk Policies

Management utilizes risk policies to control the amount of market risk exposure. These policies are designed to provide the Audit Committee of OGE Energy's Board of Directors and senior executives of the Registrants with confidence that the risks taken on by the Registrants' business activities are in accordance with their expectations for financial returns and that the approved policies and controls related to market risk management are being followed.

 Interest Rate Risk

The Registrants' exposure to changes in interest rates primarily relates to variable-rate debt and commercial paper. The Registrants manage their interest rate exposure by monitoring and limiting the effects of market changes in interest rates. The Registrants may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio, but the Registrants have no intent at this time to utilize interest rate derivatives.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities or by calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table presents OG&E's long-term debt maturities and the weighted-average interest rates by maturity date. OGE Energy currently has no long-term debt outstanding.

Year Ended December 31 (Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	12/31/20 Fair Value
Fixed-rate debt (A):
Principal amount	$—	$—	$—	$—	$—	$3,394.4	$3,394.4	$4,192.8
Weighted-average interest rate	—%	—%	—%	—%	—%	4.48%	4.48%
Variable-rate debt (B):
Principal amount	$—	$—	$—	$—	$79.4	$56.0	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	0.30%	0.28%	0.29%
(A)Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2020	2019	2018
OPERATING REVENUES
Revenues from contracts with customers	$2,069.8	$2,175.5	$2,211.7
Other revenues	52.5	56.1	58.6
Operating revenues	2,122.3	2,231.6	2,270.3
COST OF SALES	644.6	786.9	892.5
OPERATING EXPENSES
Other operation and maintenance	462.8	491.8	474.6
Depreciation and amortization	391.3	355.0	321.6
Taxes other than income	101.4	93.6	92.0
Operating expenses	955.5	940.4	888.2
OPERATING INCOME	522.2	504.3	489.6
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	(668.0)	113.9	152.8
Allowance for equity funds used during construction	4.8	4.5	23.8
Other net periodic benefit expense	(3.9)	(9.8)	(10.8)
Other income	37.5	21.9	21.7
Other expense	(35.2)	(23.5)	(23.4)
Net other income (expense)	(664.8)	107.0	164.1
INTEREST EXPENSE
Interest on long-term debt	152.8	138.3	157.4
Allowance for borrowed funds used during construction	(1.9)	(2.8)	(11.7)
Interest on short-term debt and other interest charges	7.6	12.4	10.3
Interest expense	158.5	147.9	156.0
INCOME (LOSS) BEFORE TAXES	(301.1)	463.4	497.7
INCOME TAX EXPENSE (BENEFIT)	(127.4)	29.8	72.2
NET INCOME (LOSS)	$(173.7)	$433.6	$425.5
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.1	200.1	199.7
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.1	200.7	200.5
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$(0.87)	$2.17	$2.13
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$(0.87)	$2.16	$2.12

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2020	2019	2018
Net income (loss)	$(173.7)	$433.6	$425.5
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $1.2, $1.1 and $1.1, respectively	3.9	3.4	3.3
Net loss arising during the period, net of tax of ($1.7), ($2.6) and ($4.7), respectively	(5.1)	(8.3)	(14.1)
Settlement cost, net of tax of $0.7, $2.7 and $1.6, respectively	2.2	8.6	4.7
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.6), ($0.6) and ($0.6), respectively	(1.7)	(1.7)	(1.7)
Amortization of deferred net gain, net of tax of $0.0, $0.0 and $0.0, respectively	(0.1)	(0.2)	—
Net gain (loss) arising during the period, net of tax of ($0.8), ($0.1) and $0.7, respectively	(2.4)	(0.2)	2.1
Curtailment cost, net of tax of ($0.1), $0.0 and $0.0, respectively	(0.3)	—	—
Other comprehensive loss from unconsolidated affiliates, net of tax ($0.2), ($0.2) and $0.0, respectively	(0.7)	(0.6)	—
Other comprehensive income (loss), net of tax	(4.2)	1.0	(5.7)
Comprehensive income (loss)	$(177.9)	$434.6	$419.8

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(173.7)	$433.6	$425.5
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	391.3	355.0	321.6
Deferred income taxes and investment tax credits, net	(134.5)	27.6	78.5
Equity in (earnings) losses of unconsolidated affiliates	668.0	(113.9)	(152.8)
Distributions from unconsolidated affiliates	91.7	125.5	141.2
Allowance for equity funds used during construction	(4.8)	(4.5)	(23.8)
Stock-based compensation expense	9.8	13.9	13.4
Regulatory assets	(112.0)	(47.1)	(10.8)
Regulatory liabilities	(64.0)	(45.6)	(16.5)
Other assets	(9.2)	(3.8)	6.2
Other liabilities	(26.3)	19.2	1.0
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	3.1	18.8	19.8
Income taxes receivable	2.8	(1.0)	(4.1)
Fuel, materials and supplies inventories	(8.9)	4.2	27.3
Fuel recoveries	63.3	(33.0)	(3.4)
Other current assets	(16.8)	5.1	25.1
Accounts payable	59.8	(34.5)	29.7
Other current liabilities	(26.8)	(38.0)	73.2
Net cash provided from operating activities	712.8	681.5	951.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(650.5)	(635.5)	(573.6)
Investment in unconsolidated affiliates	(4.4)	(7.7)	(2.5)
Return of capital - unconsolidated affiliates	—	18.5	—
Proceeds from sale of assets	—	—	0.1
Net cash used in investing activities	(654.9)	(624.7)	(576.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt	(17.0)	112.0	(168.4)
Proceeds from long-term debt	297.1	296.5	396.0
Payment of long-term debt	(0.1)	(250.1)	(250.1)
Dividends paid on common stock	(314.9)	(299.2)	(272.2)
Cash paid for employee equity-based compensation and expense of common stock	(7.1)	(10.3)	(0.5)
Purchase of treasury stock	(14.7)	—	—
Other	(0.1)	—	—
Net cash used in financing activities	(56.8)	(151.1)	(295.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.1	(94.3)	79.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	94.3	14.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.1	$—	$94.3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $1.9, $2.8 and $11.7, respectively)	$153.4	$152.2	$153.8
Income taxes (net of income tax refunds)	$3.9	$5.5	$2.8
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$6.8	$28.9	$(9.2)
The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.1	$—
Accounts receivable, less reserve of $2.6 and $1.5, respectively	157.8	153.8
Accrued unbilled revenues	67.6	64.7
Income taxes receivable	8.1	10.9
Fuel inventories	36.5	46.3
Materials and supplies, at average cost	116.2	90.6
Fuel clause under recoveries	—	39.5
Other	41.2	24.4
Total current assets	428.5	430.2
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	397.4	1,151.5
Other	86.7	82.7
Total other property and investments	484.1	1,234.2
PROPERTY, PLANT AND EQUIPMENT
In service	13,296.7	12,771.1
Construction work in progress	145.5	141.6
Total property, plant and equipment	13,442.2	12,912.7
Less: accumulated depreciation	4,067.6	3,868.1
Net property, plant and equipment	9,374.6	9,044.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	415.6	306.0
Other	16.0	9.3
Total deferred charges and other assets	431.6	315.3
TOTAL ASSETS	$10,718.8	$11,024.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$95.0	$112.0
Accounts payable	251.5	194.9
Dividends payable	80.5	77.6
Customer deposits	81.1	83.0
Accrued taxes	55.7	41.9
Accrued interest	40.2	37.9
Accrued compensation	31.1	40.6
Fuel clause over recoveries	28.6	4.8
Other	33.7	65.2
Total current liabilities	697.4	657.9
LONG-TERM DEBT	3,494.4	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	231.4	225.0
Deferred income taxes	1,268.6	1,375.8
Deferred investment tax credits	10.9	7.1
Regulatory liabilities	1,188.9	1,223.5
Other	195.4	200.3
Total deferred credits and other liabilities	2,895.2	3,031.7
Total liabilities	7,087.0	6,884.8
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,124.6	1,131.3
Retained earnings	2,544.6	3,036.1
Accumulated other comprehensive loss, net of tax	(32.1)	(27.9)
Treasury stock, at cost	(5.3)	—
Total stockholders' equity	3,631.8	4,139.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,718.8	$11,024.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2020	2019
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 200.1 shares and 200.1 shares, respectively		$2.0	$2.0
Premium on common stock		1,122.6	$1,129.3
Retained earnings		2,544.6	3,036.1
Accumulated other comprehensive loss, net of tax		(32.1)	(27.9)
Treasury stock, at cost, 0.1 and 0.0 shares, respectively		(5.3)	—
Total stockholders' equity		3,631.8	4,139.5

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OG&E
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	—
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.4	9.5

Other Bonds - OG&E
0.28% - 5.35%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.33% - 4.31%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.28% - 5.35%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(25.3)	(24.2)
Unamortized discount		(10.1)	(10.5)
Total long-term debt		3,494.4	3,195.2
Less: long-term debt due within one year		—	—
Total long-term debt (excluding long-term debt due within one year)		3,494.4	3,195.2
Total capitalization (including long-term debt due within one year)		$7,126.2	$7,334.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2017	199.7	$2.0	—	$—	$1,112.8	$2,759.5	$(23.2)	$3,851.1
Net income	—	—	—	—	—	425.5	—	425.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5.7)	(5.7)
Dividends declared on common stock ($1.3950 per share)	—	—	—	—	—	(278.7)	—	(278.7)
Expense of common stock	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	13.0	—	—	13.0
Balance at December 31, 2018	199.7	$2.0	—	$—	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	—	—	433.6	—	433.6
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	1.0
Dividends declared on common stock ($1.5050 per share)	—	—	—	—	—	(303.8)	—	(303.8)
Stock-based compensation	0.4	—	—	—	3.6	—	—	3.6
Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(173.7)	—	(173.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.2)	(4.2)
Dividends declared on common stock ($1.5800 per share)	—	—	—	—	—	(317.8)	—	(317.8)
Purchase of treasury stock	—	—	0.4	(14.7)	—	—	—	(14.7)
Stock-based compensation	—	—	(0.3)	9.4	(6.7)	—	—	2.7
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year Ended December 31 (In millions)	2020	2019	2018
OPERATING REVENUES
Revenues from contracts with customers	$2,069.8	$2,175.5	$2,211.7
Other revenues	52.5	56.1	58.6
Operating revenues	2,122.3	2,231.6	2,270.3
COST OF SALES	644.6	786.9	892.5
OPERATING EXPENSES
Other operation and maintenance	464.4	492.5	473.8
Depreciation and amortization	391.3	355.0	321.6
Taxes other than income	97.2	89.5	88.2
Operating expenses	952.9	937.0	883.6
OPERATING INCOME	524.8	507.7	494.2
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.8	4.5	23.8
Other net periodic benefit expense	(3.1)	(1.2)	(8.9)
Other income	5.0	6.7	14.1
Other expense	(2.6)	(6.9)	(3.4)
Net other income	4.1	3.1	25.6
INTEREST EXPENSE
Interest on long-term debt	152.8	138.3	157.4
Allowance for borrowed funds used during construction	(1.9)	(2.8)	(11.7)
Interest on short-term debt and other interest charges	3.9	5.0	6.1
Interest expense	154.8	140.5	151.8
INCOME BEFORE TAXES	374.1	370.3	368.0
INCOME TAX EXPENSE	34.7	20.1	40.0
NET INCOME	339.4	350.2	328.0
Other comprehensive income, net of tax	—	—	—
COMPREHENSIVE INCOME	$339.4	$350.2	$328.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$339.4	$350.2	$328.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	391.3	355.0	321.6
Deferred income taxes and investment tax credits, net	40.9	20.4	56.6
Allowance for equity funds used during construction	(4.8)	(4.5)	(23.8)
Stock-based compensation expense	3.0	4.9	4.6
Regulatory assets	(112.0)	(47.1)	(10.8)
Regulatory liabilities	(64.0)	(45.6)	(16.5)
Other assets	(3.4)	3.8	1.9
Other liabilities	(24.3)	8.4	—
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	4.5	17.0	19.5
Fuel, materials and supplies inventories	(8.9)	4.2	27.3
Fuel recoveries	63.3	(33.0)	(3.4)
Other current assets	(17.3)	5.9	23.1
Accounts payable	64.8	(30.0)	19.0
Income taxes payable - parent	(5.3)	(0.7)	(15.6)
Other current liabilities	(26.8)	(35.1)	72.5
Net cash provided from operating activities	640.4	573.8	804.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(650.5)	(635.5)	(573.6)
Proceeds from sale of assets	—	—	0.1
Net cash used in investing activities	(650.5)	(635.5)	(573.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297.1	296.5	396.0
Payment of long-term debt	(0.1)	(250.1)	(250.1)
Dividends paid on common stock	(325.0)	—	(185.0)
Changes in advances with parent	38.1	15.3	(191.4)
Net cash provided from (used in) financing activities	10.1	61.7	(230.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $1.9, $2.8 and $11.7, respectively)	$150.2	$144.6	$149.7
Income taxes (net of income tax refunds)	$(0.2)	$1.3	$0.9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$6.8	$28.9	$(9.2)
The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2020	2019
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.6 and $1.5, respectively	$156.3	$153.8
Accrued unbilled revenues	67.7	64.7
Advances to parent	272.0	304.8
Fuel inventories	36.5	46.3
Materials and supplies, at average cost	116.2	90.6
Fuel clause under recoveries	—	39.5
Other	36.9	19.6
Total current assets	685.6	719.3
OTHER PROPERTY AND INVESTMENTS	4.1	4.7
PROPERTY, PLANT AND EQUIPMENT
In service	13,290.6	12,765.0
Construction work in progress	145.5	141.6
Total property, plant and equipment	13,436.1	12,906.6
Less: accumulated depreciation	4,067.6	3,868.1
Net property, plant and equipment	9,368.5	9,038.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	415.6	306.0
Other	15.2	8.1
Total deferred charges and other assets	430.8	314.1
TOTAL ASSETS	$10,489.0	$10,076.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2020	2019
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$236.7	$175.0
Customer deposits	81.1	83.0
Accrued taxes	53.3	41.9
Accrued interest	40.2	37.9
Accrued compensation	22.5	29.5
Fuel clause over recoveries	28.6	4.8
Other	33.5	65.1
Total current liabilities	495.9	437.2
LONG-TERM DEBT	3,494.4	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	135.4	133.3
Deferred income taxes	1,020.8	951.4
Deferred investment tax credits	10.9	7.1
Regulatory liabilities	1,188.9	1,223.5
Other	167.1	170.6
Total deferred credits and other liabilities	2,523.1	2,485.9
Total liabilities	6,513.4	6,118.3
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,039.5	1,036.6
Retained earnings	2,936.1	2,921.7
Total stockholder's equity	3,975.6	3,958.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,489.0	$10,076.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2020	2019
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		938.6	935.7
Retained earnings		2,936.1	2,921.7
Total stockholder's equity		3,975.6	3,958.3

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	—
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.4	9.5

Other Bonds
0.28% - 5.35%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.33% - 4.31%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.28% - 5.35%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(25.3)	(24.2)
Unamortized discount		(10.1)	(10.5)
Total long-term debt		3,494.4	3,195.2
Less: long-term debt due within one year		—	—
Total long-term debt (excluding long-term debt due within one year)		3,494.4	3,195.2
Total capitalization (including long-term debt due within one year)		$7,470.0	$7,153.5

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	328.0	328.0
Dividends declared on common stock	—	—	—	(185.0)	(185.0)
Stock-based compensation	—	—	4.6	—	4.6
Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	350.2	350.2
Stock-based compensation	—	—	4.8	—	4.8
Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	339.4	339.4
Dividends declared on common stock	—	—	—	(325.0)	(325.0)
Stock-based compensation	—	—	2.9	—	2.9
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

COMBINED NOTES TO FINANCIAL STATEMENTS

Index of Combined Notes to Financial Statements

The Combined Notes to the Financial Statements are a combined presentation for OGE Energy and OG&E. The following table indicates the Registrant(s) to which each Note applies.

	OGE Energy	OG&E
Note 1. Summary of Significant Accounting Policies	X	X
Note 2. Accounting Pronouncements	X	X
Note 3. Revenue Recognition	X	X
Note 4. Leases	X	X
Note 5. Investment in Unconsolidated Affiliates	X
Note 6. Related Party Transactions	X	X
Note 7. Fair Value Measurements	X	X
Note 8. Stock-Based Compensation	X	X
Note 9. Income Taxes	X	X
Note 10. Common Equity	X	X
Note 11. Long-Term Debt	X	X
Note 12. Short-Term Debt and Credit Facilities	X	X
Note 13. Retirement Plans and Postretirement Benefit Plans	X	X
Note 14. Report of Business Segments	X
Note 15. Commitments and Contingencies	X	X
Note 16. Rate Matters and Regulation	X	X

1.Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

OG&E. OGE Energy's electric utility operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Enable. OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Enable. The investment in Enable is held through wholly-owned subsidiaries and ultimately OGE Holdings. Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. Enable's general partner is equally controlled by OGE Energy and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, OGE Energy accounts for its interest in Enable using the equity method of accounting. In February 2021, Enable entered into a definitive merger agreement with Energy Transfer. For further discussion, see Note 5.

OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and Enable are assigned as such. Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method. The "Distrigas" method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2020	2019
REGULATORY ASSETS
Current:
SPP cost tracker under recovery (A)	$7.0	$—
Generation Capacity Replacement rider under recovery (A)	4.4	3.7
Fuel clause under recoveries	—	39.5
Other (A)	8.4	5.5
Total current regulatory assets	$19.8	$48.7
Non-current:
Benefit obligations regulatory asset	$164.9	$167.2
Deferred storm expenses	158.8	65.5
Sooner Dry Scrubbers	19.7	20.6
Pension tracker	18.1	2.3
Smart Grid	11.2	18.4
Unamortized loss on reacquired debt	9.7	10.6
Arkansas deferred pension expenses	9.3	8.0
Frontier Plant deferred expenses	6.4	—
COVID-19 impacts	6.4	—
Other	11.1	13.4
Total non-current regulatory assets	$415.6	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$28.6	$4.8
Oklahoma demand program rider over recovery (B)	1.5	2.0
Reserve for tax refund and interim surcharge (B)	0.8	12.7
SPP cost tracker over recovery (B)	—	2.6
Other (B)	4.2	6.9
Total current regulatory liabilities	$35.1	$29.0
Non-current:
Income taxes refundable to customers, net	$867.4	$899.2
Accrued removal obligations, net	316.8	318.5
Other	4.7	5.8
Total non-current regulatory liabilities	$1,188.9	$1,223.5
(A)Included in Other Current Assets in the balance sheets.
(B)Included in Other Current Liabilities in the balance sheets.

OG&E recovers certain SPP costs related to base plan charges from its customers and refunds certain SPP revenues received to its customers in Oklahoma through the SPP cost tracker and in Arkansas through the transmission cost recovery rider.

OG&E recovers the Oklahoma jurisdictional portion of costs, including non-fuel operation and maintenance expenses, depreciation, taxes other than income taxes and a return on capital, for its investment in the River Valley plant through the Generation Capacity Replacement Rider. The OCC also authorized OG&E to defer the same costs related to its investment in the Frontier plant to a regulatory asset, and recovery of these costs will be considered in future rate proceedings.

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

The following table presents a summary of the components of the benefit obligations regulatory asset.

December 31 (In millions)	2020	2019
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$147.3	$160.5
Postretirement Benefit Plans:
Net loss	26.2	23.3
Prior service cost	(8.6)	(16.6)
Total	$164.9	$167.2

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers to a regulatory asset any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

As approved by the OCC, OG&E deferred the non-fuel incremental operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes for the Dry Scrubbers at Sooner Units 1 and 2 as a regulatory asset, and these costs are being recovered over 25 years.

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

OG&E deferred to a regulatory asset the incremental and stranded costs that were accumulated during Smart Grid deployment, including (i) costs for web portal access, (ii) costs for education and home energy reports and (iii) stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters. As approved by the OCC and APSC, these costs are being recovered over a six-year period ending in 2022 in Oklahoma and 2023 in Arkansas.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt. These amounts are recorded in interest expense and are being amortized over the term of the long-term debt which replaced the previous long-term debt. The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Arkansas includes a certain level of pension expense in base rates. When the Pension Plan experiences a settlement, which represents an acceleration of future pension costs, OG&E defers to a regulatory asset the Arkansas jurisdictional portion of each settlement, which historically has been recovered from customers over the average life of the remaining plan participants. A portion of these settlements is being recovered in current rates, and recovery of additional amounts will be requested as additional settlements occur. For additional information related to settlements, see Note 13.

In response to the COVID-19 pandemic, the OCC and APSC issued orders allowing OG&E to defer certain expenses related to its COVID-19 response. For additional information about these orders, see Note 16 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

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

As a result of filings with the OCC, APSC and FERC, OG&E established mechanisms to refund to customers the amount of excess taxes received through rates, with an ongoing adjustment for any excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act of 2017. Additional amounts due to customers will be refunded in accordance with agreements in each jurisdiction.

Income taxes refundable to customers, net, represents the reduction in accumulated deferred income taxes resulting from the reduction in the federal income tax rate as part of the Tax Cuts and Jobs Act of 2017 and includes income taxes recoverable from customers that represent income tax benefits previously used to reduce OG&E's revenues (treated as regulatory assets). These liabilities will be returned to customers in varying amounts over approximately 80 years, and the assets will be amortized over the estimated remaining life of the assets to which they relate, as the temporary differences that generated the income tax benefits turn around.

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
Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the Registrants' financial statements. However, the Registrants believe they have taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Registrants that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas where the most significant judgment is exercised include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. For OGE Energy, significant judgment is also exercised in the determination of any impairment of equity method investments.

Cash and Cash Equivalents

For purposes of the financial statements, the Registrants consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized, such as in response to COVID-19 impacts. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $2.6 million and $1.5 million at December 31, 2020 and 2019, respectively.

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

The Registrants considered COVID-19 pandemic impacts when calculating their reserve on accounts receivable as of December 31, 2020, as further discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. The amount of fuel inventory was $36.5 million and $46.3 million at December 31, 2020 and 2019, respectively.

Property, Plant and Equipment

All property, plant and equipment is recorded at cost. Newly constructed plant is added to plant balances at cost which includes contracted services, direct labor, materials, overhead, transportation costs and the allowance for funds used during construction. Replacements of units of property are capitalized as plant. For assets that belong to a common plant account, the replaced plant is removed from plant balances, and the cost of such property net of any salvage proceeds is charged to Accumulated Depreciation. For assets that do not belong to a common plant account, the replaced plant is removed from plant balances with the related accumulated depreciation, and the remaining balance net of any salvage proceeds is recorded as a loss in the statements of income as Other Expense. Repair and replacement of minor items of property are included in the statements of income as Other Operation and Maintenance Expense.

The following tables present OG&E's ownership interest in the jointly-owned McClain Plant and the jointly-owned Redbud Plant, and, as disclosed below, only OG&E's ownership interest is reflected in the property, plant and equipment and accumulated depreciation balances in these tables. The owners of the remaining interests in the McClain Plant and the Redbud Plant are responsible for providing their own financing of capital expenditures. Also, only OG&E's proportionate interests of any direct expenses of the McClain Plant and the Redbud Plant, such as fuel, maintenance expense and other operating expenses, are included in the applicable financial statement captions in the statements of income.

December 31, 2020 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$257.1	$96.0	$161.1
Redbud Plant (A)(B)	51%	$531.8	$181.9	$349.9
(A)Construction work in progress was $0.1 million and $1.8 million for the McClain and Redbud Plants, respectively.
(B)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $67.3 million.

December 31, 2019 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$254.4	$83.5	$170.9
Redbud Plant (A)(B)	51%	$529.9	$159.0	$370.9
(A)Construction work in progress was $0.2 million and $1.4 million for the McClain and Redbud Plants, respectively.
(B)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $61.8 million.

The following tables present the Registrants' major classes of property, plant and equipment and related accumulated depreciation.

December 31, 2020 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$4,809.9	$1,422.1	$3,387.8
Electric generation assets (A)	4,932.2	1,713.6	3,218.6
Transmission assets (B)	2,944.6	591.7	2,352.9
Intangible plant	254.1	153.9	100.2
Other property and equipment	495.3	186.3	309.0
OG&E property, plant and equipment	13,436.1	4,067.6	9,368.5
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$13,442.2	$4,067.6	$9,374.6
(A)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $67.3 million.
(B)This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.9 million.

December 31, 2019 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$4,468.6	$1,381.1	$3,087.5
Electric generation assets (A)	4,838.6	1,601.0	3,237.6
Transmission assets (B)	2,901.1	565.5	2,335.6
Intangible plant	225.2	145.4	79.8
Other property and equipment	473.1	175.1	298.0
OG&E property, plant and equipment	12,906.6	3,868.1	9,038.5
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$12,912.7	$3,868.1	$9,044.6
(A)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $61.8 million.
(B)This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.8 million.

OG&E's unamortized computer software costs, included in intangible plant above, were $89.7 million and $71.3 million at December 31, 2020 and 2019, respectively. OG&E's amortization expense for computer software costs was $14.9 million, $11.0 million and $9.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.6 percent and 2.7 percent of the average depreciable utility plant for 2020 and 2019, respectively, is calculated using the straight-line method over the estimated service life of the utility assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2021, the provision for depreciation is projected to be 2.6 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2020, 99.0 percent will be amortized over 10.4 years with the remaining 1.0 percent of the intangible plant balance at December 31, 2020 being amortized over 23.7 years.

Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired assets. Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27 year life, and $3.3 million for certain transmission substation facilities in OG&E's service territory, which is being amortized over a 37 to 59 year period.

Investment in Unconsolidated Affiliates

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, OGE Energy accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences. OGE Energy's maximum exposure to loss related to Enable is limited to its equity investment in Enable at December 31, 2020 as presented in Note 14. OGE Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. When indicators exist, the fair value is estimated and compared to the investment carrying value, and if any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value.

OGE Energy determined, effective March 31, 2020, that an other than temporary decline in the value of OGE Energy's investment in Enable had occurred. Further information detailing the results of OGE Energy's impairment analysis and fair value measurement can be found in Notes 5 and 7, respectively.

OGE Energy considers distributions received from Enable which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and are classified as operating activities in the statements of cash flows. OGE Energy considers distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the statements of cash flows.

Asset Retirement Obligations

OG&E has asset retirement obligations primarily associated with the removal of company-owned wind turbines on leased land, as well as the removal of asbestos from certain power generating stations. OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from five to 68 years. Asset retirement obligations are included in Other Deferred Credits in the Registrants' balance sheets.

The following table presents changes to OG&E's asset retirement obligations during the years ended December 31, 2020 and 2019.

(In millions)	2020	2019
Balance at January 1	$73.5	$83.9
Accretion expense	0.5	1.0
Revisions in estimated cash flows (A)	5.8	(2.4)
Liabilities settled (B)	(0.2)	(9.0)
Balance at December 31	$79.6	$73.5
(A)Assumptions changed related to the estimated timing and estimated cost of the removal of asbestos at OG&E's generating facilities.
(B)Asset retirement obligations were settled for asbestos removal at one of OG&E's generating facilities.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $25.0 million and $18.7 million in accrued environmental liabilities at December 31, 2020 and 2019, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the statements of income and as an increase to Construction Work in Progress in the balance sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.3 percent, 7.6 percent and 7.6 percent for the years ended December 31, 2020, 2019 and 2018, respectively.

Collection of Sales Tax

In the normal course of its operations, OG&E collects sales tax from its customers. OG&E records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities. OG&E excludes the sales tax collected from its operating revenues.

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. The performance obligation to deliver electricity is generally created and satisfied simultaneously, and the provisions of the regulatory-approved tariff determine the charges OG&E may bill the customer, payment due date and other pertinent rights and obligations of both parties. OG&E measures its customers' metered usage and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues in the balance sheets and in Revenues from Contracts with Customers in the statements of income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

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

OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. Purchases and sales are based on the fixed transaction price determined by the market at the time of the purchase or sale and the MWh quantity purchased or sold. These results are reported as Revenues from Contracts with Customers or Cost of Sales in the statements of income. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

Other Revenues

Other Revenues in the statements of income is comprised of certain rider revenue that includes alternative revenue measures as defined in ASC 980, "Regulated Operations," which details two types of alternative revenue programs. The first type adjusts billings for the effects of weather abnormalities or broad external factors or to compensate OG&E for demand-side management initiatives (i.e., no-growth plans and similar conservation efforts). The second type provides for additional billings (i.e., incentive awards) for the achievement of certain objectives, such as reducing costs, reaching specified milestones or demonstratively improving customer service. Once the specific events permitting billing of the additional revenues under either program type have been completed, OG&E recognizes the additional revenues if (i) the program is established by an order from OG&E's regulatory commission that allows for automatic adjustment of future rates; (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery; and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized.

Fuel Adjustment Clauses

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC.

Leases

The Registrants evaluate all contracts under ASC 842 to determine if the contract is or contains a lease and to determine classification as an operating or finance lease. If a lease is identified, the Registrants recognize a right-of-use asset and a lease liability in their balance sheets. The Registrants recognize and measure a lease liability when they conclude the contract contains an identified asset that the Registrants control through having the right to obtain substantially all of the economic benefits and the right to direct the use of the identified asset. The liability is equal to the present value of lease payments, and the asset is based on the liability, subject to adjustment, such as for initial direct costs. Further, the Registrants utilize an incremental borrowing rate for purposes of measuring lease liabilities, if the discount rate is not implicit in the lease. To calculate the incremental borrowing rate, the Registrants start with a current pricing report for their senior unsecured notes, which indicates rates for periods reflective of the lease term, and adjust for the effects of collateral to arrive at the secured incremental borrowing rate. As permitted by ASC 842, the Registrants made an accounting policy election to not apply the balance sheet recognition requirements to short-term leases and to not separate lease components from non-lease components when recognizing and measuring lease liabilities. For income statement purposes, the Registrants record operating lease expense on a straight-line basis.

Income Taxes

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated tax return of OGE Energy. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. The Registrants use the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Registrants recognize interest related to unrecognized tax benefits in Interest Expense and recognize penalties in Other Expense in the statements of income.

Accrued Vacation

The Registrants accrue vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned but not taken.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during 2019 and 2020. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Net Gain (Loss)	Prior Service Cost (Credit)	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2018	$(38.8)	$4.6	$5.3	$—	$(28.9)
Other comprehensive loss before reclassifications	(8.3)	(0.2)	—	(0.6)	(9.1)
Amounts reclassified from accumulated other comprehensive income (loss)	3.4	(0.2)	(1.7)	—	1.5
Settlement cost	8.6	—	—	—	8.6
Net current period other comprehensive income (loss)	3.7	(0.4)	(1.7)	(0.6)	1.0
Balance at December 31, 2019	(35.1)	4.2	3.6	(0.6)	(27.9)
Other comprehensive income (loss) before reclassifications	(5.1)	(2.4)	—	(0.7)	(8.2)
Amounts reclassified from accumulated other comprehensive income (loss)	3.9	(0.1)	(1.7)	—	2.1
Curtailment cost	—	(0.3)	—	—	(0.3)
Settlement cost	2.2	—	—	—	2.2
Net current period other comprehensive income (loss)	1.0	(2.8)	(1.7)	(0.7)	(4.2)
Balance at December 31, 2020	$(34.1)	$1.4	$1.9	$(1.3)	$(32.1)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income (loss) during the years ended December 31, 2020 and 2019.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Year Ended December 31,
(In millions)	2020	2019
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(5.1)	$(4.5)	(A)
Settlement cost	(2.9)	(11.3)	(A)
	(8.0)	(15.8)	Income (Loss) Before Taxes
	(1.9)	(3.8)	Income Tax Expense (Benefit)
	$(6.1)	$(12.0)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$2.3	$2.3	(A)
Curtailment cost	0.4	—	(A)
Actuarial gains	0.1	0.2	(A)
	2.8	2.5	Income (Loss) Before Taxes
	0.7	0.6	Income Tax Expense (Benefit)
	$2.1	$1.9	Net Income (Loss)

Total reclassifications for the period, net of tax	$(4.0)	$(10.1)	Net Income (Loss)
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 13 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.Accounting Pronouncements

Recently Adopted Accounting Standards

The following table presents an overview of recently adopted accounting standards and their impacts on the Registrants.

ASU Number and Name	Description	Date of Adoption	Financial Statements and Disclosures Impact
ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information"	This standard requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner.	January 1, 2020	Utilizing a modified-retrospective approach, the Registrants determined their only financial instrument requiring measurement under ASU 2016-13 is trade receivables. The Registrants consider both future economic conditions and historical data to measure their reserves for trade receivables under this standard and determined no adjustments to their reserves were necessary upon adoption.
ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)"	The standard aligns requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	January 1, 2020	The new standard did not have a material effect on the Registrants' financial statements upon adoption. Prospectively, the Registrants record applicable capitalized implementation costs in Other Current Assets in the balance sheets and related amortization expense in Other Operation and Maintenance in the statements of income.
ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework"	The standard removes, adds or modifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient.	January 1, 2020	The Registrants applied the guidance on a retrospective or prospective basis, depending on the requirement, and did not experience a significant impact on their financial statement disclosures.
ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"	The standard removes, adds or clarifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2020	The Registrants applied the guidance on a retrospective basis and did not experience a significant impact on their financial statement disclosures.
ASU 2020-04, "Reference Rate Reform (Topic 848)"	This standard provides optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	January 1, 2020	The guidance did not have a material impact upon adoption, nor do the Registrants expect a material impact in the future, on their financial statements.

The Registrants believe that other recently adopted and recently issued accounting standards that are not yet effective do not appear to have a material impact on the Registrants' financial position, results of operations or cash flows upon adoption.

3.Revenue Recognition

The following table presents OG&E's revenues from contracts with customers disaggregated by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
(In millions)	2020	2019	2018
Residential	$842.7	$865.8	$877.8
Commercial	465.6	486.6	500.0
Industrial	192.6	217.8	228.9
Oilfield	169.2	200.4	190.4
Public authorities and street light	172.3	190.3	197.4
System sales revenues	1,842.4	1,960.9	1,994.5
Provision for rate refund	3.8	(0.9)	(6.0)
Integrated market	49.6	38.4	48.7
Transmission	143.3	148.0	147.4
Other	30.7	29.1	27.1
Revenues from contracts with customers	$2,069.8	$2,175.5	$2,211.7

4.Leases

Based on their evaluation of all contracts under ASC 842, as described in Note 1, the Registrants concluded they have operating lease obligations for OG&E's railcar leases, testing equipment and wind farm land leases. OGE Energy also has an operating lease obligation for its office space lease.

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

OG&E Testing Equipment Lease Agreement

Effective January 1, 2020, OG&E entered into a noncancellable engineering testing equipment lease agreement, with a term of January 1, 2020 to December 31, 2022.

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

OGE Energy Office Space Lease

OGE Energy has a noncancellable office space lease agreement, with a term from September 1, 2018 to August 31, 2021, that allows for leasehold improvements.

Financial Statement Information and Maturity Analysis of Lease Liabilities

OGE Energy's operating lease cost was $6.4 million, $6.0 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. OG&E's operating lease cost was $5.5 million, $5.1 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents amounts recognized for operating leases in the Registrants' cash flow statements and balance sheets and supplemental information related to those amounts recognized.

	OGE Energy		OG&E
	Year Ended December 31,		Year Ended December 31,
(In millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.4	$5.6	$5.5	$4.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.4	$10.7	$1.4	$10.7

(Dollars in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Right-of-use assets at period end (A)	$37.6	$40.9	$37.0	$39.6
Operating lease liabilities at period end (B)	$42.3	$45.8	$41.7	$44.3
Operating lease weighted-average remaining lease term (in years)	12.5	13.1	12.7	13.5
Operating lease weighted-average discount rate	3.9%	3.9%	3.9%	3.9%
(A)Included in Property, Plant and Equipment in the Registrants' balance sheets.
(B)Included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents a maturity analysis of the Registrants' operating lease liabilities.

Future minimum operating lease payments as of December 31:	OGE Energy	OG&E
(In millions)
2021	$6.3	$5.7
2022	5.7	5.7
2023	5.1	5.1
2024	3.2	3.2
2025	3.0	3.0
Thereafter	31.7	31.7
Total future minimum lease payments	55.0	54.4
Less: Imputed interest	12.7	12.7
Present value of net minimum lease payments	$42.3	$41.7

5.Investment in Unconsolidated Affiliates

In 2013, OGE Energy, CenterPoint and the ArcLight group formed Enable as a private limited partnership, and OGE Energy and the ArcLight group indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. OGE Energy determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and recorded the contribution at historical cost. The formation of Enable was considered a business combination, and CenterPoint was the acquirer of Enogex Holdings for accounting purposes. Under this method, the fair value of the consideration paid by CenterPoint for Enogex Holdings was allocated to the assets acquired and liabilities assumed based on their fair value. Enogex Holdings' assets, liabilities and equity were accordingly adjusted to estimated fair value, resulting in an increase to Enable's equity of $2.2 billion. Since the contribution of Enogex LLC to Enable was recorded at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations have been eliminated in OGE Energy's recording of its equity in earnings of Enable. As prior real estate sales accounting guidance was superseded by ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets," OGE Energy recognizes gains or losses on sales or dilution events in its investment in Enable within OGE Energy's earnings, net of proportional basis difference recognition.

At December 31, 2020, OGE Energy owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On December 31, 2020, Enable's common unit price closed at $5.26. OGE Energy recorded equity in losses of unconsolidated affiliates of $668.0 million for the year ended December 31, 2020 compared to equity in earnings of unconsolidated affiliates of $113.9 million and $152.8 million for the years ended 2019 and 2018, respectively. Equity in earnings (losses) of unconsolidated affiliates includes OGE Energy's share of Enable's earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment OGE Energy records on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition.

OGE Energy evaluates its equity method investment for impairment when factors indicate that a decline in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Effective March 31, 2020, OGE Energy estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and the recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, OGE Energy recorded a $780.0 million impairment on its investment in Enable in March 2020, which is included in Equity in Earnings (Losses) of Unconsolidated Affiliates in OGE Energy's 2020 income statement. Further information concerning the fair value method used to measure the impairment on OGE Energy's investment in Enable can be found in Note 7.

The following tables present summarized unaudited financial information for 100 percent of Enable as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.

	December 31,
Balance Sheet	2020	2019
(In millions)
Current assets	$381	$389
Non-current assets	$11,348	$11,877
Current liabilities	$582	$780
Non-current liabilities	$4,052	$4,077

	Year Ended December 31,
Income Statement	2020	2019	2018
(In millions)
Total revenues	$2,463	$2,960	$3,431
Cost of natural gas and NGLs	$965	$1,279	$1,819
Operating income	$465	$569	$648
Net income	$52	$360	$485

The following table presents a reconciliation of OGE Energy's equity in earnings (losses) of unconsolidated affiliates for the years ended December 31, 2020, 2019 and 2018. For further discussion of Enable's net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - OGE Holdings (Natural Gas Midstream Operations)."

	Year Ended December 31,
(In millions)	2020	2019	2018
Enable net income	$52.0	$360.0	$485.3
OGE Energy's percent ownership at period end	25.5%	25.5%	25.6%
OGE Energy's portion of Enable net income	$13.2	$91.8	$124.4
Amortization of basis difference and dilution recognition (A)	98.8	22.1	28.4
Impairment of OGE Energy's equity method investment in Enable	(780.0)	—	—
Equity in earnings (losses) of unconsolidated affiliates (B)	$(668.0)	$113.9	$152.8
(A) Includes loss on dilution, net of proportional basis difference recognition.
(B)For the year ended December 31, 2020, Enable recorded a $225.0 million impairment on its SESH equity method investment. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. The impairment ran through OGE Energy's portion of Enable net income and was offset by basis differences that flow through the amortization of basis difference and dilution recognition line item above.

The following table presents a reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2019 to December 31, 2020. The basis difference is being amortized over approximately 30 years.

(In millions)
Basis difference at December 31, 2019	$652.5
Amortization of basis difference (A)	(100.2)
Impairment of OGE Energy's equity method investment in Enable	780.0
Basis difference at December 31, 2020	$1,332.3
(A) Includes proportional basis difference recognition due to dilution.

On April 1, 2020, Enable announced a 50 percent reduction to its quarterly distribution in order to strengthen its balance sheet and increase its annualized retained cash flow. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for further discussion of OGE Energy's response.

On February 12, 2021, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Energy is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Distributions received from Enable were $91.7 million, $144.0 million and $141.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

On February 16, 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is anticipated to close in 2021. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units, anti-trust approvals and other customary closing conditions. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns.

Contemporaneously with the execution of the merger agreement, OGE Energy entered into a support agreement with Enable and Energy Transfer in which OGE Energy has agreed to vote its common units in favor of the merger. In addition, the merger agreement contemplates a registration rights agreement with Energy Transfer to be executed at the closing of the merger that provides for customary resale registration, demand registration and piggy-back registration rights with respect to Energy Transfer common units issued to OGE Energy in the merger.

6.Related Party Transactions

OGE Energy charges operating costs to OG&E and Enable based on several factors, and operating costs directly related to OG&E and/or Enable are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $140.6 million, $149.8 million and $140.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. In 2020 and 2018, OG&E declared dividends to OGE Energy of $325.0 million and $185.0 million, respectively. In 2019, no dividends were declared from OG&E to OGE Energy.

OGE Energy and Enable

OGE Energy and Enable are currently parties to several agreements whereby OGE Energy provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.4 million, $0.5 million and $0.6 million for December 31, 2020, 2019 and 2018, respectively.

Pursuant to a seconding agreement, OGE Energy provides seconded employees to Enable to support Enable's operations. As of December 31, 2020, 76 employees that participate in OGE Energy's defined benefit and retirement plans are seconded to Enable. OGE Energy billed Enable for reimbursement of $17.3 million, $23.2 million and $27.5 million in 2020, 2019 and 2018, respectively, under the seconding agreement for employment costs. If the seconding agreement were terminated, and those employees were no longer employed by OGE Energy, and lump sum payments were made to those employees, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $19.0 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to OGE Energy by Enable. The seconding agreement can be terminated by mutual agreement of OGE Energy and Enable or solely by OGE Energy upon 120 days' notice.

OGE Energy had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $2.0 million and $0.8 million as of December 31, 2020 and 2019, which are included in Accounts Receivable in OGE Energy's balance sheets.

Assuming the pending merger between Enable and Energy Transfer is completed, these agreements between OGE Energy and Enable pursuant to which OGE Energy provides support services and seconded employees will be terminated.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to agreements, which expire in May 2024 and December 2038, that grant Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. Further, an additional gas transportation services contract with Enable became effective in December 2018 related to the project to convert Muskogee Units 4 and 5 from coal to natural gas. The following table presents summarized related party transactions between OG&E and Enable during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(In millions)	2020	2019	2018
Operating revenues:
Electricity to power electric compression assets	$15.1	$15.9	$16.3
Cost of sales:
Natural gas transportation services	$32.8	$41.2	$37.9
Natural gas purchases (sales)	$2.7	$(6.0)	$(3.2)

7.Fair Value Measurements

The classification of the Registrants' fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to quoted prices in active markets for identical unrestricted assets or liabilities (Level 1) and the lowest priority given to unobservable inputs (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels defined in the fair value hierarchy are as follows:

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

The Registrants had no financial instruments measured at fair value on a recurring basis at December 31, 2020 and 2019. The following table presents the carrying amount and fair value of the Registrants' financial instruments at December 31, 2020 and 2019, as well as the classification level within the fair value hierarchy.

	2020		2019
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OG&E Senior Notes	$3,349.6	$4,182.1	$3,050.3	$3,500.4	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.4	$10.7	$9.5	$10.0	Level 3

Nonrecurring Fair Value Measurements

As further discussed in Note 5, OGE Energy recorded an impairment on its investment in Enable in March 2020. The nonrecurring fair value measurement consisted of calculating a 20-trading day volume weighted average price for Enable's common units through March 31, 2020. This method of valuation was determined to be representative of the fair value of Enable's common units as it incorporated market prices during the period and reduced the impact of volatility that a single day could represent. OGE Energy concluded that this valuation method resulted in a Level 3 nonrecurring fair value measurement.

8.Stock-Based Compensation

In 2013, OGE Energy adopted, and its shareholders approved, the Stock Incentive Plan. Under the Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries, including OG&E. OGE Energy has authorized the issuance of up to 7,400,000 shares under the Stock Incentive Plan.

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the years ended December 31, 2020, 2019 and 2018 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2020	2019	2018	2020	2019	2018
Performance units:
Total shareholder return	$7.9	$8.7	$8.2	$2.3	$3.0	$2.8
Earnings per share	1.0	4.3	5.1	0.3	1.5	1.8
Total performance units	8.9	13.0	13.3	2.6	4.5	4.6
Restricted stock units	0.9	0.9	0.1	0.4	0.4	—
Total compensation expense	$9.8	$13.9	$13.4	$3.0	$4.9	$4.6
Income tax benefit	$2.5	$3.6	$3.4	$0.8	$1.3	$1.2

During the year ended December 31, 2020, OGE Energy purchased 405,000 shares of its common stock, and 247,252 of these shares were used during the same period to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's Stock Incentive Plan. OGE Energy intends to use the remaining shares to satisfy payouts of earned performance units and restricted stock unit grants to employees pursuant to its Stock Incentive Plan. The shares were purchased at an average cost of $38.04 and $33.14 per share on the open market during March 2020 and August 2020, respectively. OGE Energy records treasury stock purchases at cost. Treasury stock is presented as a reduction of stockholders' equity in OGE Energy's 2020 balance sheet.

During the year ended December 31, 2020, there was an immaterial number of shares of new common stock issued pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock unit grants to employees.

Performance Units

Under the Stock Incentive Plan, OGE Energy has issued performance units which represent the value of one share of OGE Energy's common stock. The performance units provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive Plan). Each performance unit is subject to forfeiture if the recipient terminates employment with OGE Energy or a subsidiary prior to the end of the primarily three-year award cycle for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle. The Registrants estimate expected forfeitures in accounting for performance unit compensation expense.

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of OGE Energy's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on OGE Energy's total shareholder return ranking relative to a peer group of companies. The performance units granted based on earnings per share are contingently awarded and will be payable in shares of OGE Energy's common stock based on OGE Energy's earnings per share growth over a primarily three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of OGE Energy's Board of Directors. All of these performance units are classified as equity in the balance sheets. If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of OGE Energy's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Dividends are accrued on a quarterly basis pending achievement of payout criteria and are included in the fair value calculations. Expected price volatility is based on the historical volatility of OGE Energy's common stock for the past three years and is simulated using the Geometric Brownian Motion process. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the award cycle. There are no post-vesting restrictions related to OGE Energy's performance units based on total shareholder return. The following table presents the number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return.

	OGE Energy			OG&E
	2020	2019	2018	2020	2019	2018
Number of units granted	201,552	208,647	261,916	67,975	68,396	91,940
Fair value of units granted	$38.03	$47.00	$36.86	$38.03	$47.00	$36.86
Expected dividend yield	3.5%	4.0%	3.6%	3.5%	4.0%	3.6%
Expected price volatility	15.0%	17.0%	19.0%	15.0%	17.0%	19.0%
Risk-free interest rate	1.17%	2.47%	2.38%	1.17%	2.47%	2.38%
Expected life of units (in years)	2.85	2.86	2.86	2.85	2.86	2.86

Performance Units – Earnings Per Share

The fair value of the performance units based on earnings per share is based on grant date fair value which is equivalent to the price of one share of OGE Energy's common stock on the date of grant. The fair value of performance units based on earnings per share varies as the number of performance units that will vest is based on the grant date fair value of the units and the probable outcome of the performance condition. OGE Energy reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. As a result, the compensation expense recognized for these performance units can vary from period to period. There are no post-vesting restrictions related to OGE Energy's performance units based on earnings per share. In 2019, the Compensation Committee of OGE Energy's Board of Directors voted to grant restricted stock units in lieu of performance units based on earnings per share. For 2018, 87,308 and 30,649 performance units based on earnings per share were granted to OGE Energy and OG&E employees, respectively, and the grant date fair value for such units granted was $31.03.

Restricted Stock Units

Under the Stock Incentive Plan, OGE Energy has issued restricted stock units to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace, and as of the 2019 grant cycle, restricted stock units are granted in lieu of performance units based on earnings per share. The restricted stock units vest primarily in a three-year award cycle (i.e., three-year cliff vesting period). Prior to vesting, each restricted stock unit is subject to forfeiture if the recipient ceases to render substantial services to OGE Energy or a subsidiary. These restricted stock units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock units was based on the closing market price of OGE Energy's common stock on the grant date. Compensation expense for the restricted stock units is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a primarily three-year vesting period. Also, for those restricted stock units that vest in one-third annual increments over a three-year cycle, OGE Energy treats its restricted stock units as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period.

Dividends will only be paid on restricted stock unit awards that vest; therefore, only the present value of dividends expected to vest are included in the fair value calculations. The expected life of the restricted stock units is based on the non-vested period since inception of the primarily three-year award cycle. There are no post-vesting restrictions related to OGE Energy's restricted stock units. The following table presents the number of restricted stock units granted and the grant date fair value.

	OGE Energy			OG&E
	2020	2019	2018	2020	2019	2018
Restricted stock units granted	67,193	75,929	826	22,665	26,141	—
Fair value of restricted stock units granted	$43.69	$41.71	$36.28	$43.69	$41.63	$—

Performance Units and Restricted Stock Units Activity

The following tables present a summary of the activity for the Registrants' performance units and restricted stock units for the year ended December 31, 2020.

OGE Energy	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/19	664,817			155,171			72,880
Granted	201,552	(A)		—			67,193
Converted	(222,163)	(B)	$11.5	(74,053)	(B)	$6.6	N/A
Vested	N/A			N/A			(2,608)	$(0.1)
Forfeited	(31,944)			(2,116)			(12,546)
Units/shares outstanding at 12/31/20	612,262		$5.4	79,002		$2.7	124,919	$4.0
Units/shares fully vested at 12/31/20	236,990		$5.4	79,002		$2.7	1,752	$0.1

OG&E	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Units/shares outstanding at 12/31/19	227,679			53,977			25,005
Granted	67,975	(A)		—			22,665
Converted	(77,799)	(B)	$4.0	(25,931)	(B)	$2.3	N/A
Vested	N/A			N/A			(1,113)		$—
Forfeited	(28,985)			(1,969)			(11,100)
Employee migration	(6,507)	(C)		(842)	(C)		(1,327)	(C)
Units/shares outstanding at 12/31/20	182,363		$1.7	25,235		$0.8	34,130		$1.1
Units/shares fully vested at 12/31/20	75,693		$1.7	25,235		$0.8	1,114		$—
(A)For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)These amounts represent performance units that vested at December 31, 2019 which were settled in March 2020.
(C)Due to certain employees transferring between OG&E and OGE Energy.

The following tables present a summary of the activity for the Registrants' non-vested performance units and restricted stock units for the year ended December 31, 2020.

OGE Energy	Performance Units					Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/19	442,654		$41.43	81,118	$31.03	72,880	$41.66
Granted	201,552	(A)	$38.03	—	$—	67,193	$43.69
Vested	(236,990)		$36.86	(79,002)	$31.03	(2,608)	$40.30
Forfeited	(31,944)		$41.15	(2,116)	$31.03	(12,546)	$42.60
Units/shares non-vested at 12/31/20	375,272		$42.51	—	$—	124,919	$42.69

OG&E	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/19	149,880		$41.31	28,046		$31.03	25,005		$41.62
Granted	67,975	(A)	$38.03	—		$—	22,665		$43.69
Vested	(75,693)		$36.86	(25,235)		$31.03	(1,113)		$40.59
Forfeited	(28,985)		$41.12	(1,969)		$31.03	(11,100)		$42.60
Employee migration	(6,507)	(B)	$40.26	(842)	(B)	$31.03	(1,327)	(B)	$42.76
Units/shares non-vested at 12/31/20	106,670		$42.49	—		$—	34,130		$42.67
(A)For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)Due to certain employees transferring between OG&E and OGE Energy.

Fair Value of Vested Performance Units and Restricted Stock Units

The following table presents a summary of the Registrants' fair value for vested performance units and restricted stock units.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2020	2019	2018	2020	2019	2018
Performance units:
Total shareholder return	$8.7	$9.3	$5.9	$2.8	$3.2	$2.1
Earnings per share	$2.5	$5.2	$4.9	$0.8	$0.9	$1.7
Restricted stock units	$0.1	$0.1	$0.1	$0.1	$—	$—

Unrecognized Compensation Cost

The following table presents a summary of the Registrants' unrecognized compensation cost for non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized.

	OGE Energy		OG&E
December 31, 2020	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units - total shareholder return	$7.1	1.62	$1.8	1.64
Restricted stock units	1.6	1.65	0.4	1.68
Total unrecognized compensation cost	$8.7		$2.2

9.Income Taxes

Income Tax Expense (Benefit)

The following table presents the components of income tax expense (benefit).

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2020	2019	2018	2020	2019	2018
Provision (benefit) for current income taxes:
Federal	$8.4	$(6.4)	$(1.9)	$(3.8)	$(7.9)	$(12.4)
State	0.5	5.1	(4.4)	(0.6)	4.1	(4.1)
Total provision (benefit) for current income taxes	8.9	(1.3)	(6.3)	(4.4)	(3.8)	(16.5)
Provision (benefit) for deferred income taxes, net:
Federal	(105.2)	48.5	74.7	45.7	37.7	53.7
State	(31.1)	(17.4)	3.7	(6.6)	(13.8)	2.7
Total provision (benefit) for deferred income taxes, net	(136.3)	31.1	78.4	39.1	23.9	56.4
Deferred federal investment tax credits, net	—	—	0.1	—	—	0.1
Total income tax expense (benefit)	$(127.4)	$29.8	$72.2	$34.7	$20.1	$40.0

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2017. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Additionally, OG&E earns federal tax credits associated with production from its wind facilities. Oklahoma production and investment state tax credits are also earned on investments in electric and solar generating facilities which further reduce OG&E's effective tax rate.

The following table presents a reconciliation of the statutory tax rates to the effective income tax rate.

	OGE Energy			OG&E
Year Ended December 31	2020	2019	2018	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Impairment of OGE Energy's investment in Enable (A)	31.6	—	—	—	—	—
Remeasurement of state deferred tax liabilities	0.9	(0.8)	(0.4)	—	—	—
Executive compensation limitation	0.2	0.2	0.2	—	—	—
Other	0.1	(0.7)	0.4	0.1	(0.6)	(0.1)
Federal renewable energy credit (B)	(5.0)	(6.0)	(5.1)	(5.4)	(7.6)	(6.9)
Amortization of net unfunded deferred taxes	(4.4)	(4.5)	(2.1)	(4.8)	(5.6)	(2.9)
State income taxes, net of federal income tax benefit	(1.4)	(1.2)	0.4	(1.6)	(1.8)	(0.2)
Stock-based compensation	(0.3)	(1.2)	—	—	—	—
401(k) dividends	(0.4)	(0.4)	(0.3)	—	—	—
Federal deferred tax revaluation	—	—	0.4	—	—	—
Effective income tax rate	42.3%	6.4%	14.5%	9.3%	5.4%	10.9%
(A)As further discussed in Note 5, OGE Energy recorded a $780.0 million impairment on its investment in Enable in March 2020, which resulted in a tax benefit being recorded that caused a significant variance to the effective tax rate as compared to the prior year. This variance has been presented in the table as a single line item in order to facilitate comparability of other components of the effective tax rate.
(B)Represents credits primarily associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The following table presents the components of Deferred Income Taxes at December 31, 2020 and 2019.

	OGE Energy		OG&E
December 31 (In millions)	2020	2019	2020	2019
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,721.2	$1,656.8	$1,721.2	$1,656.8
Investment in Enable	302.6	478.2	—	—
Regulatory assets	52.3	28.4	52.3	28.4
Pension Plan	3.9	4.1	27.4	24.5
Bond redemption-unamortized costs	2.0	2.2	2.0	2.2
Derivative instruments	1.7	1.6	—	—
Federal tax credits	(236.6)	(238.0)	(236.6)	(238.0)
Income taxes recoverable from customers, net	(221.8)	(229.9)	(221.8)	(229.9)
State tax credits	(204.4)	(185.8)	(189.0)	(170.8)
Regulatory liabilities	(81.0)	(68.1)	(81.0)	(68.1)
Postretirement medical and life insurance benefits	(22.4)	(23.3)	(15.3)	(16.0)
Asset retirement obligations	(20.3)	(19.2)	(20.3)	(19.2)
Net operating losses	(12.0)	(16.6)	(1.4)	(5.7)
Accrued liabilities	(9.6)	(10.7)	(5.2)	(4.3)
Deferred federal investment tax credits	(2.7)	(1.8)	(2.7)	(1.8)
Accrued vacation	(2.2)	(2.1)	(1.6)	(1.6)
Other	(1.4)	0.4	(6.5)	(4.7)
Uncollectible accounts	(0.7)	(0.4)	(0.7)	(0.4)
Total deferred income tax liabilities, net	$1,268.6	$1,375.8	$1,020.8	$951.4

As of December 31, 2020, the Registrants have classified $17.6 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

The following table presents a reconciliation of the Registrants' total gross unrecognized tax benefits as of the years ended December 31, 2020, 2019 and 2018.

(In millions)	2020	2019	2018
Balance at January 1	$20.7	$20.7	$20.7
Tax positions related to current year:
Additions	1.2	—	—
Balance at December 31	$21.9	$20.7	$20.7

As of December 31, 2020, 2019 and 2018, there were $17.6 million, $16.4 million and $16.4 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, the Registrants classify income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2020, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.
The Registrants recognize tax benefits from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized on settlement. As a result of those measurements, in September 2020, the Registrants recorded an additional reserve for certain federal research and development credits in the amount of $1.2 million.
The Registrants sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. Federal net operating losses generated during those years have been fully utilized. State operating losses are being carried forward for utilization in future years. In addition to the tax operating losses, the Registrants were unable to utilize the various tax credits that were generated during those years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Registrants anticipate future taxable income will be sufficient to utilize remaining losses and credits before they begin to expire after 2020. The following table presents a summary of these carry forwards.

	OGE Energy		OG&E
(In millions)	Carry Forward Amount	Deferred Tax Asset	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State operating loss	$268.0	$12.0	$21.5	$1.4	2030
Federal tax credits	$236.6	$236.6	$236.6	$236.6	2032
State tax credits:
Oklahoma investment tax credits	$205.6	$162.3	$186.1	$147.0	N/A
Oklahoma capital investment board credits	$12.7	$12.7	$12.7	$12.7	N/A
Oklahoma zero emission tax credits	$37.2	$29.3	$37.2	$29.3	2021
Louisiana inventory credits	$0.2	$0.1	$—	$—	2021
N/A - not applicable

10.Common Equity

OGE Energy

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2020. OGE Energy may, from time to time, issue shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market. At December 31, 2020, there were 4,774,442 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to OGE Energy by the weighted average number of OGE Energy's common shares outstanding during the period. In the calculation of diluted earnings (loss) per share, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for OGE Energy consist of performance units and restricted stock units. The following table presents the calculation of basic and diluted earnings (loss) per share for OGE Energy.

(In millions except per share data)	2020	2019	2018
Net income (loss)	$(173.7)	$433.6	$425.5
Average common shares outstanding:
Basic average common shares outstanding	200.1	200.1	199.7
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	—	0.6	0.8
Diluted average common shares outstanding	200.1	200.7	200.5
Basic earnings (loss) per average common share	$(0.87)	$2.17	$2.13
Diluted earnings (loss) per average common share	$(0.87)	$2.16	$2.12
Anti-dilutive shares excluded from earnings per share calculation	0.3	—	—

Dividend Restrictions

OGE Energy's Certificate of Incorporation places restrictions on the amount of common stock dividends it can pay when preferred stock is outstanding. Before OGE Energy can pay any dividends on its common stock, the holders of any of its preferred stock that may be outstanding are entitled to receive their dividends at the respective rates as may be provided for the shares of their series. As there is no preferred stock outstanding, that restriction did not place any effective limit on OGE Energy's ability to pay dividends to its shareholders.

OGE Energy utilizes receipts from its equity investment in Enable and dividends from OG&E to pay dividends to its shareholders. Enable's partnership agreement requires that it distribute all "available cash," as defined as cash on hand at the end of a quarter after the payment of expenses and the establishment of cash reserves and cash on hand resulting from working capital borrowings made after the end of the quarter.

Pursuant to the leverage restriction in OGE Energy's revolving credit agreement, OGE Energy must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $815.0 million of OGE Energy's retained earnings from being paid out in dividends. Accordingly, approximately $1.7 billion of OGE Energy's retained earnings as of December 31, 2020 are unrestricted for the payment of dividends.

OG&E

There were no new shares of OG&E common stock issued in 2020, 2019 or 2018.

Dividend Restrictions

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $842.7 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $2.1 billion of OG&E's retained earnings as of December 31, 2020 are unrestricted for the payment of dividends.

11.Long-Term Debt

A summary of the Registrants' long-term debt is included in the statements of capitalization. The Registrants have no long-term debt maturing in the next five years. At December 31, 2020, the Registrants were in compliance with all of their debt agreements.

The Registrants have previously incurred costs related to debt refinancing. Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset in the balance sheets. Unamortized debt expense and unamortized premium and discount on long-term debt are classified as Long-Term Debt in the balance sheets and are being amortized over the life of the respective debt.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.28%	-	5.35%	Garfield Industrial Authority, January 1, 2025	$47.0
0.33%	-	4.31%	Muskogee Industrial Authority, January 1, 2025	32.4
0.28%	-	5.35%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as Long-Term Debt in the balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

Issuance of Long-Term Debt

In April 2020, OG&E issued $300.0 million of 3.25 percent senior notes due April 1, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund ongoing capital expenditures and working capital.

12.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. As of December 31, 2020, OGE Energy had $95.0 million short-term debt as compared to $112.0 million short-term debt at December 31, 2019. At December 31, 2020, OG&E had $272.0 million in advances to OGE Energy compared to $304.8 million at December 31, 2019.

In April 2020, OGE Energy entered into a $75.0 million floating rate unsecured one-year term credit agreement and borrowed the full $75.0 million, in order to preserve financial flexibility in response to COVID-19. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The term credit agreement contained substantially the same covenants as OGE Energy's existing $450.0 million revolving credit agreement. In September 2020, OGE Energy repaid the $75.0 million borrowed under the term credit agreement.

The following table presents information regarding the Registrants' revolving credit agreements at December 31, 2020.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$450.0	$95.0	0.25%	(D)	March 8, 2024	(F)
OG&E (C)(E)	450.0	0.4	1.00%	(D)	March 8, 2024	(F)
Total	$900.0	$95.4	0.25%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2020.
(B)This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(D)Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(E)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2024. At December 31, 2020, there were no intercompany borrowings under this agreement.
(F)In March 2017, the Registrants entered into unsecured five-year revolving credit agreements totaling $900.0 million ($450.0 million for OGE Energy and $450.0 million for OG&E). Each of the revolving credit facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. In March 2018, the Registrants each utilized one of those extensions to extend the maturity of their respective credit facility from March 8, 2022 to March 8, 2023. In January 2021, the Registrants each utilized the second of those extensions to extend the maturity of their respective credit facility from March 8, 2023 to March 8, 2024. Commitments of a single existing lender with respect to $50.0 million of OGE Energy's credit facility, however, were not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire March 8, 2023. The non-extending lender is not party to the OG&E facility.

In January 2021, the Registrants each entered into an amendment to their revolving credit facilities which gives each of the Registrants the option of extending such commitments for up to two additional one-year periods. In addition, the amendment addresses the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR.

On February 24, 2021, OGE Energy entered into a commitment letter with Wells Fargo and certain of its affiliates whereby Wells Fargo committed to provide an unsecured term loan facility in the aggregate principal amount of $1.0 billion. While borrowing availability still exists within the Registrants' credit facilities, the $1.0 billion commitment in additional short-term financing is expected to provide additional liquidity to help cover the increased fuel and purchased power costs incurred by OG&E during the February 2021 unprecedented cold weather event. For further discussion, see "Item 9B. Other Information."

The Registrants' credit facilities each have a financial covenant requiring that the respective borrower maintain a maximum debt to capitalization ratio of 65 percent, as defined in each such facility. The Registrants' facilities each also contain covenants which restrict the respective borrower and certain of its subsidiaries in respect of, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of liens and transactions with affiliates. The Registrants' facilities are each subject to acceleration upon the occurrence of any default, including, among others, payment defaults on such facilities, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100.0 million or more in the aggregate, change of control (as defined in each such facility), nonpayment of uninsured judgments in excess of $100.0 million and the occurrence of certain Employee Retirement Income Security Act and bankruptcy events, subject where applicable to specified cure periods.

The Registrants' ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Pricing grids associated with the Registrants' credit facilities could cause annual fees and borrowing rates to increase if an adverse rating impact occurs. The impact of any future downgrade could include an increase in the costs of the Registrants' short-term borrowings, but a reduction in the Registrants' credit ratings would not result in any defaults or accelerations. Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require the Registrants to post collateral or letters of credit.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

13.Retirement Plans and Postretirement Benefit Plans

OGE Energy sponsors defined benefit pension plans, 401(k) savings plans and other postretirement plans covering certain employees of the Registrants.

Pension Plan and Restoration of Retirement Income Plan

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy made a $20.0 million contribution to its Pension Plan in both 2020 and 2019, of which $10.0 million and $5.0 million was attributed to OG&E in 2020 and 2019, respectively. In January 2021, OGE Energy made a $40.0 million contribution to its Pension Plan and has not determined whether it will need to make any additional contributions to the Pension Plan in 2021. Any contribution to the Pension Plan during 2021 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2020, 2019 and 2018, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost table. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

OGE Energy provides a Restoration of Retirement Income Plan to those participants in OGE Energy's Pension Plan whose benefits are subject to certain limitations of the Code. Participants in the Restoration of Retirement Income Plan receive the same benefits that they would have received under OGE Energy's Pension Plan in the absence of limitations imposed by the federal tax laws. The Restoration of Retirement Income Plan is intended to be an unfunded plan.

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

Obligations and Funded Status

The details of the funded status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the balance sheets for 2020 and 2019 are included in the following tables. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods. The benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Beginning obligations	$616.1	$615.9	$10.3	$9.6	$462.0	$453.6	$6.1	$6.0
Service cost	13.2	12.9	0.8	0.5	9.2	9.0	0.1	0.2
Interest cost	17.0	20.7	0.2	0.4	12.6	15.6	0.1	0.2
Plan settlements	(42.8)	(83.1)	(5.3)	(1.2)	(33.5)	(45.6)	(4.5)	(0.9)
Plan amendments	—	—	—	0.3	—	—	—	—
Plan curtailments	—	—	0.2	—	—	—	—	—
Special termination benefits	7.6	—	—	—	5.1	—	—	—
Actuarial losses	57.7	64.3	1.6	0.7	41.0	42.1	1.2	0.6
Benefits paid	(14.2)	(14.6)	—	—	(12.3)	(12.7)	—	—
Ending obligations	$654.6	$616.1	$7.8	$10.3	$484.1	$462.0	$3.0	$6.1

Change in plans' assets
Beginning fair value	$530.3	$522.8	$—	$—	$399.1	$387.6	$—	$—
Actual return on plans' assets	77.0	85.2	—	—	57.0	64.8	—	—
Employer contributions	20.0	20.0	5.3	1.2	10.0	5.0	4.5	0.9
Plan settlements	(42.8)	(83.1)	(5.3)	(1.2)	(33.5)	(45.6)	(4.5)	(0.9)
Benefits paid	(14.2)	(14.6)	—	—	(12.3)	(12.7)	—	—
Ending fair value	$570.3	$530.3	$—	$—	$420.3	$399.1	$—	$—
Funded status at end of year	$(84.3)	$(85.8)	$(7.8)	$(10.3)	$(63.8)	$(62.9)	$(3.0)	$(6.1)
Accumulated postretirement benefit obligation	$610.8	$563.3	$6.9	$8.1	$454.7	$425.8	$2.9	$4.8

For the year ended December 31, 2020, Pension Plan actuarial losses were primarily due to movement in the discount rate, special termination benefits due to a voluntary retirement program offered by OGE Energy and more retirements and terminations than expected which are expected to accelerate lump sum payments in 2021. These losses were partially offset by gains from lowering the interest crediting rate and plan mortality assumptions.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
December 31 (In millions)	2020	2019	2020	2019
Change in benefit obligation
Beginning obligations	$136.5	$135.8	$104.7	$104.8
Service cost	0.2	0.2	0.2	0.2
Interest cost	4.2	5.6	3.2	4.3
Plan curtailments	4.0	—	3.1	—
Participants' contributions	3.3	4.1	2.4	3.0
Actuarial losses	7.3	2.9	4.5	2.2
Benefits paid	(11.0)	(12.1)	(8.6)	(9.8)
Ending obligations	$144.5	$136.5	$109.5	$104.7

Change in plans' assets
Beginning fair value	$47.0	$45.3	$41.9	$40.6
Actual return on plans' assets	1.2	4.6	1.1	4.0
Employer contributions	7.1	5.1	5.9	4.1
Participants' contributions	3.3	4.1	2.4	3.0
Benefits paid	(11.0)	(12.1)	(8.6)	(9.8)
Ending fair value	$47.6	$47.0	$42.7	$41.9
Funded status at end of year	$(96.9)	$(89.5)	$(66.8)	$(62.8)

Special termination benefits and curtailment loss for the year ended December 31, 2020 are related to a voluntary retirement program offered by OGE Energy in the fourth quarter of 2020. A curtailment gain or loss is required when the expected future services or benefits in a benefit plan are significantly reduced or eliminated.

Net Periodic Benefit Cost

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the financial statements. Service cost is presented within Other Operation and Maintenance, and the remaining net period benefit cost components as listed in the following tables are presented within Other Net Periodic Benefit Income (Expense) in the statements of income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Income (Expense) in the statements of income.

	OGE Energy						OG&E
	Pension Plan			Restoration of Retirement Income Plan			Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$13.2	$12.9	$14.9	$0.8	$0.5	$0.4	$9.2	$9.0	$9.8	$0.1	$0.2	$0.2
Interest cost	17.0	20.7	23.8	0.2	0.4	0.3	12.6	15.6	17.6	0.1	0.2	0.2
Expected return on plan assets	(37.6)	(36.1)	(44.1)	—	—	—	(27.9)	(27.6)	(33.1)	—	—	—
Amortization of net loss	17.1	17.3	16.2	0.5	0.5	0.7	12.1	12.9	12.1	0.4	0.3	0.5
Plan curtailments	—	—	—	0.2	—	—	—	—	—	—	—	—
Special termination benefits	7.6	—	—	—	—	—	5.1	—	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	0.1	—	—	—	—	—	—
Settlement cost	14.1	27.6	25.1	2.7	0.5	1.0	11.4	16.4	19.4	2.4	0.5	0.4
Total net periodic benefit cost	31.4	42.4	35.9	4.4	1.9	2.5	22.5	26.3	25.8	3.0	1.2	1.3
Less: Amount paid by unconsolidated affiliates (B)	2.0	2.9	2.5	0.1	0.1	0.1
Plus: Amount allocated from OGE Energy (B)							5.9	4.5	5.7	1.3	0.5	1.2
Net periodic benefit cost	$29.4	$39.5	$33.4	$4.3	$1.8	$2.4	$28.4	$30.8	$31.5	$4.3	$1.7	$2.5
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2020, 2019 and 2018, the Registrants recognized the following:

Year Ended December 31 (In millions)	2020	2019	2018
Decrease of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(13.8)	$(16.1)	$(14.1)
Deferral of pension expense related to pension settlement, curtailment and special termination benefits charges:
Oklahoma jurisdiction (A)	$21.6	$17.9	$22.1
Arkansas jurisdiction (A)	$2.0	$1.7	$2.1
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
	Postretirement Benefit Plans			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2020	2019	2018	2020	2019	2018
Service cost	$0.2	$0.2	$0.3	$0.2	$0.2	$0.2
Interest cost	4.2	5.6	5.4	3.2	4.3	4.2
Expected return on plan assets	(1.8)	(1.9)	(2.0)	(1.7)	(1.7)	(1.8)
Amortization of net loss	2.0	2.0	3.8	2.1	2.1	3.8
Plan curtailments	1.5	—	—	1.3	—	—
Amortization of unrecognized prior service cost (A)	(8.4)	(8.4)	(8.4)	(6.1)	(6.1)	(6.1)
Total net periodic benefit cost	(2.3)	(2.5)	(0.9)	(1.0)	(1.2)	0.3
Less: Amount paid by unconsolidated affiliates (B)	(0.7)	(0.6)	(0.5)
Plus: Amount allocated from OGE Energy (B)				(0.5)	(0.6)	(0.7)
Net periodic benefit cost	$(1.6)	$(1.9)	$(0.4)	$(1.5)	$(1.8)	$(0.4)
(A) Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B) "Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans in 2020, 2019 and 2018, the Registrants recognized the following:

Year Ended December 31 (In millions)	2020	2019	2018
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.2	$1.0	$4.4
Deferral of postretirement expense related to postretirement plan curtailment charges:
Oklahoma jurisdiction (A)	$1.4	$—	$—
Arkansas jurisdiction (A)	$0.1	$—	$—
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
(In millions)	2020	2019	2018	2020	2019	2018
Capitalized portion of net periodic pension benefit cost	$3.8	$3.6	$3.8	$3.1	$3.0	$3.2
Capitalized portion of net periodic postretirement benefit cost	$0.2	$0.2	$0.2	$0.1	$0.1	$0.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2020	2019	2018	2020	2019	2018
Assumptions to determine benefit obligations:
Discount rate	2.30%	3.15%	4.20%	2.45%	3.25%	4.30%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	4.00%	4.00%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	2.88%	3.63%	3.73%	3.25%	4.30%	3.70%
Expected return on plan assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	4.00%	4.00%	4.00%	N/A	N/A	N/A
N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2020 and 2019, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

The overall expected rate of return on plan assets assumption is used in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans. This assumption is reexamined at least annually and updated as necessary. The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 6.75 percent in 2021 with the rates trending downward to 4.50 percent by 2030.

Pension Plan

Pension Plan Investments, Policies and Strategies

The Pension Plan assets are held in a trust which follows an investment policy and strategy designed to reduce the funded status volatility of the Plan by utilizing liability driven investing. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The investment policy follows a glide path approach that shifts a higher portfolio weighting to fixed income as the Plan's funded status increases. The following table presents the targeted fixed income and equity allocations at different funded status levels.

Projected Benefit Obligation Funded Status Thresholds	<90%	95%	100%	105%	110%	115%	120%
Fixed income	50%	58%	65%	73%	80%	85%	90%
Equity	50%	42%	35%	27%	20%	15%	10%
Total	100%	100%	100%	100%	100%	100%	100%

Within the portfolio's overall allocation to equities, the funds are allocated according to the guidelines in the following table.

Asset Class	Target Allocation	Minimum	Maximum
Domestic Large Cap Equity	40%	35%	60%
Domestic Mid-Cap Equity	15%	5%	25%
Domestic Small-Cap Equity	25%	5%	30%
International Equity	20%	10%	30%

OGE Energy has retained an investment consultant responsible for the general investment oversight, analysis, monitoring investment guideline compliance and providing quarterly reports to certain of the Registrants' members and OGE Energy's Investment Committee. The various investment managers used by the trust operate within the general operating objectives as established in the investment policy and within the specific guidelines established for each investment manager's respective portfolio.

The portfolio is rebalanced at least on an annual basis to bring the asset allocations of various managers in line with the target asset allocation listed above. More frequent rebalancing may occur if there are dramatic price movements in the financial markets which may cause the trust's exposure to any asset class to exceed or fall below the established allowable guidelines.

To evaluate the progress of the portfolio, investment performance is reviewed quarterly. It is, however, expected that performance goals will be met over a full market cycle, normally defined as a three- to five-year period. Analysis of performance is within the context of the prevailing investment environment and the advisors' investment style. The goal of the trust is to provide a rate of return consistently from three percent to five percent over the rate of inflation (as measured by the national Consumer Price Index) on a fee adjusted basis over a typical market cycle of no less than three years and no more than five years. Each investment manager is expected to outperform its respective benchmark.

The following table presents a list of each asset class utilized with appropriate comparative benchmark(s) each manager is evaluated against and the focus of the asset class.

Asset Class	Comparative Benchmark(s)	Focus of Asset Class
Active Duration Fixed Income (A)(B)	Bloomberg Barclays Aggregate
● Maximize risk-adjusted performance while
    providing long bond exposure managed according
    to the manager's forecast on interest rates.
● All invested assets must reach at or above Baa3 or
    BBB- investment grade.
● Limited five percent exposure to any single issuer,
    except the U.S. Government or affiliates.

Long Duration Fixed Income (A)(B)	Duration blended Barclays Long Government/Credit & Barclays Universal
● Maximize risk-adjusted performance.
● At least 75 percent of invested assets much reach at
    or above Baaa3 or BBB- investment grade.
● Limited five percent exposure to any single issuer,
    except the U.S. Government or affiliates.
● May invest up to 10 percent of the market value in
    convertible bonds as long as quality guidelines are
    met.
● May invest up to 15 percent of the market value in
    private placement, including 144A securities with
    or without registration rights and allow for futures
    to be traded in the portfolio.

Equity Index (B)(C)	Standard & Poor's 500 Index	● Focus on replicating the performance of the S&P 500 Index.
Mid-Cap Equity (B)(C)	Russell Midcap Index Russell Midcap Value Index
● Focus on undervalued stocks expected to earn
    average return and pay out higher than average
    dividends.
● Invest in companies with market capitalizations
    lower than average company on public exchanges:
● Price/earnings ratio at or near referenced
    index;
● Small dividend yield and return on equity
    at or near referenced index; and
● Earnings per share growth rate at or near
    referenced index.

Small-Cap Equity (B)(C)	Russell 2000 Index Russell 2000 Value Index

International Equity (D)	Morgan Stanley Capital International ACWI ex-U.S.	● Invest in non-dollar denominated equity securities. ● Diversify the overall trust investments.
(A)Investment grades are by Moody's Investors Service, S&P Global Ratings or Fitch Ratings.
(B)The purchase of any of OGE Energy's equity, debt or other securities is prohibited.
(C)No more than five percent can be invested in any one stock at the time of purchase and no more than 10 percent after accounting for price appreciation. Options or financial futures may not be purchased unless prior approval from OGE Energy's Investment Committee is received. The purchase of securities on margin, securities lending, private placement purchases and venture capital purchases are prohibited. The aggregate positions in any company may not exceed one percent of the fair market value of its outstanding stock.
(D)The manager of this asset class is required to operate under certain restrictions including regional constraints, diversification requirements and percentage of U.S. securities. All securities are freely traded on a recognized stock exchange, and there are no over-the-counter derivatives. The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

Pension Plan Investments

The following tables present the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2020 and 2019. There were no Level 3 investments held by the Pension Plan at December 31, 2020 and 2019.

(In millions)	December 31, 2020	Level 1	Level 2	Net Asset Value (A)
Common stocks	$252.3	$252.3	$—	$—
U.S. Treasury notes and bonds (B)	134.3	134.3	—	—
Mortgage- and asset-backed securities	29.3	—	29.3	—
Corporate fixed income and other securities	116.6	—	116.6	—
Commingled fund (C)	25.4	—	—	25.4
Foreign government bonds	4.6	—	4.6	—
U.S. municipal bonds	1.8	—	1.8	—
Money market fund	8.8	—	—	8.8
Mutual fund	9.2	9.2	—	—
Preferred stocks	0.6	0.6	—	—
U.S. Treasury futures:
Cash collateral	0.7	0.7	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	583.7	$397.1	$152.4	$34.2
Receivable from broker for securities sold	0.2
Interest and dividends receivable	2.2
Payable to broker for securities purchased	(15.8)
Total OGE Energy Pension Plan assets	$570.3
Pension Plan investments attributable to affiliates	(150.0)
Total OG&E Pension Plan assets	$420.3
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

(In millions)	December 31, 2019	Level 1	Level 2	Net Asset Value (A)
Common stocks	$202.0	$202.0	$—	$—
U.S. Treasury notes and bonds (B)	134.8	134.8	—	—
Mortgage- and asset-backed securities	45.8	—	45.8	—
Corporate fixed income and other securities	130.5	—	130.5	—
Commingled fund (C)	23.9	—	—	23.9
Foreign government bonds	3.0	—	3.0	—
U.S. municipal bonds	1.1	—	1.1	—
Money market fund	2.4	—	—	2.4
Mutual fund	7.5	7.5	—	—
Preferred stocks	0.7	0.7	—	—
Futures:
U.S. Treasury futures (receivable)	22.9	—	22.9	—
U.S. Treasury futures (payable)	(10.9)	—	(10.9)	—
Cash collateral	0.6	0.6	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	564.4	$345.6	$192.5	$26.3
Interest and dividends receivable	2.4
Payable to broker for securities purchased	(36.5)
Total OGE Energy Pension Plan assets	$530.3
Pension Plan investments attributable to affiliates	(131.2)
Total OG&E Pension Plan assets	$399.1
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

Expected Benefit Payments

The following table presents the benefit payments the Registrants expect to pay related to the Pension Plan and Restoration of Retirement Income Plan. These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	OGE Energy	OG&E
2021	$164.2	$123.9
2022	$43.3	$33.1
2023	$42.5	$31.9
2024	$44.2	$32.3
2025	$41.1	$29.3
After 2025	$203.6	$141.1

Postretirement Benefit Plans

In addition to providing pension benefits, OGE Energy provides certain medical and life insurance benefits for eligible retired members. Regular, full-time, active employees hired prior to February 1, 2000 whose age and years of credited service total or exceed 80 or have attained at least age 55 with 10 or more years of service at the time of retirement are entitled to postretirement medical benefits, while employees hired on or after February 1, 2000 are not entitled to postretirement medical benefits. Eligible retirees must contribute such amount as OGE Energy specifies from time to time toward the cost of coverage for postretirement benefits. The benefits are subject to deductibles, co-payment provisions and other limitations. OG&E charges postretirement benefit costs to expense and includes an annual amount as a component of the cost-of-service in future ratemaking proceedings.

OGE Energy's contribution to the medical costs for pre-65 aged eligible retirees are fixed at the 2011 level, and OGE Energy covers future annual medical inflationary cost increases up to five percent. Increases in excess of five percent annually are covered by the pre-65 aged retiree in the form of premium increases. OGE Energy provides Medicare-eligible retirees and their Medicare-eligible spouses an annual fixed contribution to an OGE Energy-sponsored health reimbursement arrangement. Medicare-eligible retirees are able to purchase individual insurance policies supplemental to Medicare through a third-party administrator and use their health reimbursement arrangement funds for reimbursement of medical premiums and other eligible medical expenses.

Postretirement Plans Investments

The following tables present the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2020 and 2019. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2020 and 2019.

(In millions)	December 31, 2020	Level 1	Level 3
Group retiree medical insurance contract	$33.4	$—	$33.4
Mutual fund	10.8	10.8	—
Money market fund	3.4	3.4	—
Total OGE Energy plan investments	$47.6	$14.2	$33.4
Plan investments attributable to affiliates	(4.9)
Total OG&E plan investments	$42.7

(In millions)	December 31, 2019	Level 1	Level 3
Group retiree medical insurance contract	$34.8	$—	$34.8
Mutual funds	10.9	10.9	—
Money market fund	1.2	1.2	—
Total OGE Energy plan investments	$46.9	$12.1	$34.8
Plan investments attributable to affiliates	(5.0)
Total OG&E plan investments	$41.9

The group retiree medical insurance contract invests in a pool of common stocks, bonds and money market accounts, of which a significant portion is comprised of mortgage-backed securities. The unobservable input included in the valuation of the contract includes the approach for determining the allocation of the postretirement benefit plans' pro-rata share of the total assets in the contract.

The following table presents a reconciliation of the postretirement benefit plans' investments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Year Ended December 31 (In millions)	2020
Group retiree medical insurance contract:
Beginning balance	$34.8
Claims paid	(3.7)
Investment fees	(0.1)
Interest income	0.8
Net unrealized gains related to instruments held at the reporting date	0.6
Dividend income	0.6
Realized gains	0.4
Ending balance	$33.4

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table presents the gross benefit payments the Registrants expect to pay related to the postretirement benefit plans, including prescription drug benefits.

(In millions)	OGE Energy	OG&E
2021	$11.9	$9.4
2022	$11.8	$9.3
2023	$11.4	$8.9
2024	$10.0	$7.7
2025	$9.5	$7.3
After 2025	$40.9	$31.0

Post-Employment Benefit Plan

Disabled employees receiving benefits from OGE Energy's Group Long-Term Disability Plan are entitled to continue participating in OGE Energy's Medical Plan along with their dependents. The post-employment benefit obligation represents the actuarial present value of estimated future medical benefits that are attributed to employee service rendered prior to the date as of which such information is presented. The obligation also includes future medical benefits expected to be paid to current employees participating in the Group Long-Term Disability Plan and their dependents, as defined in OGE Energy's Medical Plan.

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation. The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits. OGE Energy's post-employment benefit obligation was $2.2 million and $2.1 million at December 31, 2020 and 2019, respectively, of which $1.8 million and $1.7 million, respectively, was OG&E's portion of the obligation.

401(k) Plan

OGE Energy provides a 401(k) Plan, and each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately upon hire. All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period. Participants who have reached age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof, (ii) a contribution made on a non-Roth after-tax basis or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have their future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OGE Energy contributed $18.2 million, $14.4 million and $13.2 million in 2020, 2019 and 2018, respectively, to the 401(k) Plan, of which $14.3 million, $11.0 million and $9.8 million, respectively, related to OG&E.

Deferred Compensation Plan

OGE Energy provides a nonqualified deferred compensation plan which is intended to be an unfunded plan. The plan's primary purpose is to provide a tax-deferred capital accumulation vehicle for a select group of management, highly compensated employees and non-employee members of OGE Energy's Board of Directors and to supplement such employees' 401(k) Plan contributions as well as offering this plan to be competitive in the marketplace.

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2020, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock. OGE Energy accounts for the contributions related to its executive officers in this plan as Accrued Benefit Obligations and accounts for the contributions related to OGE Energy's directors in this plan as Other Deferred Credits and Other Liabilities in the balance sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the balance sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the statements of income.

Supplemental Executive Retirement Plan

OGE Energy provides a supplemental executive retirement plan in order to attract and retain lateral hires or other executives designated by the Compensation Committee of OGE Energy's Board of Directors who may not otherwise qualify for a sufficient level of benefits under OGE Energy's Pension Plan and Restoration of Retirement Income Plan. The supplemental executive retirement plan is intended to be an unfunded plan and not subject to the benefit limitations of the Code. For the actuarial equivalence calculations, the supplemental executive retirement plan provides that (i) mortality rates shall be based on the unisex mortality table issued under Internal Revenue Service Notice 2018-02 for purposes of determining the minimum present value under Code Section 417(e)(3) for distributions with annuity starting dates that occur during stability periods beginning in the 2019 calendar year and (ii) the interest rate shall be five percent.

14.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the years ended December 31, 2020, 2019 and 2018.

2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,122.3	$—	$—	$—	$2,122.3
Cost of sales	644.6	—	—	—	644.6
Other operation and maintenance	464.4	1.7	(3.3)	—	462.8
Depreciation and amortization	391.3	—	—	—	391.3
Taxes other than income	97.2	0.4	3.8	—	101.4
Operating income (loss)	524.8	(2.1)	(0.5)	—	522.2
Equity in losses of unconsolidated affiliates (A)	—	(668.0)	—	—	(668.0)
Other income (expense)	4.1	(2.9)	3.6	(1.6)	3.2
Interest expense	154.8	—	5.3	(1.6)	158.5
Income tax expense (benefit)	34.7	(158.0)	(4.1)	—	(127.4)
Net income (loss)	$339.4	$(515.0)	$1.9	$—	$(173.7)
Investment in unconsolidated affiliates	$—	$374.3	$23.1	$—	$397.4
Total assets	$10,489.0	$378.1	$116.4	$(264.7)	$10,718.8
Capital expenditures	$650.5	$—	$—	$—	$650.5
(A) In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 5 and 7.

2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,231.6	$—	$—	$—	$2,231.6
Cost of sales	786.9	—	—	—	786.9
Other operation and maintenance	492.5	2.8	(3.5)	—	491.8
Depreciation and amortization	355.0	—	—	—	355.0
Taxes other than income	89.5	0.4	3.7	—	93.6
Operating income (loss)	507.7	(3.2)	(0.2)	—	504.3
Equity in earnings of unconsolidated affiliates	—	113.9	—	—	113.9
Other income (expense)	3.1	(8.6)	2.2	(3.6)	(6.9)
Interest expense	140.5	—	11.0	(3.6)	147.9
Income tax expense (benefit)	20.1	20.7	(11.0)	—	29.8
Net income	$350.2	$81.4	$2.0	$—	$433.6
Investment in unconsolidated affiliates	$—	$1,132.9	$18.6	$—	$1,151.5
Total assets	$10,076.6	$1,135.4	$107.0	$(294.7)	$11,024.3
Capital expenditures	$635.5	$—	$—	$—	$635.5

2018	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,270.3	$—	$—	$—	$2,270.3
Cost of sales	892.5	—	—	—	892.5
Other operation and maintenance	473.8	1.4	(0.6)	—	474.6
Depreciation and amortization	321.6	—	—	—	321.6
Taxes other than income	88.2	0.6	3.2	—	92.0
Operating income (loss)	494.2	(2.0)	(2.6)	—	489.6
Equity in earnings of unconsolidated affiliates	—	152.8	—	—	152.8
Other income (expense)	25.6	(4.9)	(3.4)	(6.0)	11.3
Interest expense	151.8	—	10.2	(6.0)	156.0
Income tax expense (benefit)	40.0	37.1	(4.9)	—	72.2
Net income (loss)	$328.0	$108.8	$(11.3)	$—	$425.5
Investment in unconsolidated affiliates	$—	$1,166.6	$10.9	$—	$1,177.5
Total assets	$9,704.5	$1,169.8	$184.8	$(310.5)	$10,748.6
Capital expenditures	$573.6	$—	$—	$—	$573.6

15.Commitments and Contingencies

Public Utility Regulatory Policy Act of 1978

OG&E had QF contracts with AES-Shady Point, Inc. and Oklahoma Cogeneration LLC, which expired in January and August 2019, respectively. For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW Oklahoma Cogeneration LLC QF contract, OG&E purchased 100 percent of the electricity generated by the qualified cogeneration facilities. In 2019, OG&E received approval from the OCC and APSC to acquire the plants from AES-Shady Point, Inc. and Oklahoma Cogeneration LLC.

For the years ended December 31, 2019 and 2018, OG&E made total payments to cogenerators of $14.7 million and $112.4 million, respectively, of which $7.4 million and $60.0 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Registrants' statements of income as Cost of Sales.

Purchase Obligations and Commitments

The following table presents the Registrants' future purchase obligations and commitments estimated for the next five years.

(In millions)	2021	2022	2023	2024	2025	Total
Purchase obligations and commitments:
Minimum purchase commitments	$72.5	$50.4	$50.4	$36.7	$25.9	$235.9
Expected wind purchase commitments	55.2	55.6	56.0	56.6	56.9	280.3
Long-term service agreement commitments	2.4	2.4	7.9	35.1	31.2	79.0
Total purchase obligations and commitments	$130.1	$108.4	$114.3	$128.4	$114.0	$595.2

OG&E Minimum Purchase Commitments

OG&E has coal contracts for purchases through June 30, 2021, whereby OG&E has the right but not the obligation to purchase a defined quantity of coal. OG&E may also purchase coal through spot purchases on an as-needed basis. As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E has natural gas transportation service contracts with Enable, ONEOK, Inc. and Southern Star. The contracts with Enable end in May 2024 and December 2038; the contracts with ONEOK, Inc. end in March 2024 and August 2037; and the contract with Southern Star ends in June 2024. These transportation contracts grant Enable, ONEOK, Inc. and Southern Star the responsibility of delivering natural gas to OG&E's generating facilities.

OG&E Wind Purchase Commitments

The following table presents OG&E's wind power purchase contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table presents a summary of OG&E's wind power purchases for the years ended December 31, 2020, 2019 and 2018.

Year Ended December 31 (In millions)	2020	2019	2018
CPV Keenan	$27.5	$27.2	$27.0
Edison Mission Energy	22.8	23.1	21.7
NextEra Energy	7.0	7.4	6.8
FPL Energy (A)	—	—	2.1
Total wind power purchased	$57.3	$57.7	$57.6
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

Environmental Laws and Regulations

The activities of the Registrants are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Registrants' business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of the Registrants' operations are in substantial compliance with current federal, state and local environmental standards.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

CO2 Emission Limits for Existing Generating Units

On January 19, 2021, the U.S. Court of Appeals vacated the EPA's latest effort to adopt CO2 emissions standards for existing coal-fired electric generating units, and the court remanded the matter to the EPA for further consideration. The decision was based on the court's conclusion that the Clean Air Act does not require the EPA to limit the standards to measures that can be applied at and to an existing unit. The time for seeking further judicial review of the decision does not expire until June 18, 2021, and the EPA has not announced how it plans to respond to the decision. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Registrants' future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Other

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements. At the present time, based on currently available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows.

16.Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2020, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC and the APSC require that, among other things, (i) OGE Energy permits the OCC and the APSC access to the books and records of OGE Energy and its affiliates relating to transactions with OG&E; (ii) OGE Energy employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) OGE Energy refrain from pledging OG&E assets or income for affiliate transactions. In addition, the FERC has access to the books and records of OGE Energy and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

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

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E had been reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019. Parties submitted additional briefs to the APSC in March 2020, which were requested due to certain intervenors questioning whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. The APSC Staff concurred with OG&E that the rider may run concurrently with a formula rate plan, and the Arkansas Attorney General and other intervenors were in opposition. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. As of December 31, 2020, OG&E has returned $5.3 million to customers that had been reserved for refund and has included those costs for recovery in its 2020 Formula Rate Plan filing.

Arkansas Solar

On July 29, 2020, OG&E submitted its application for a Certificate of Public Convenience and Necessity to construct and operate a five MW solar generation facility near Branch, Arkansas. On September 30, 2020, the parties reached a unanimous settlement agreement relating to the filing, and on November 6, 2020, the APSC issued a final order approving the settlement agreement. The terms of the settlement are as follows: (i) parties agree that OG&E has complied with Arkansas law and rules of practice and procedure and recommend granting a Certificate of Public Convenience and Necessity for the construction, ownership and operation of the project and associated tariffs; (ii) OG&E agrees that it would not seek cost recovery until its next general rate review or Formula Rate Plan filing; (iii) OG&E agrees to keep detailed records of final cost, for review at such time that cost recovery is sought, including all cost variance estimates, whereby a determination of prudency of cost may be made; and (iv) OG&E agrees to reserve 50 percent of the total expected energy produced for residential customers for the first 90 days of the program's initial subscription period.

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

OG&E amended its existing net-metering tariffs considering the new rules. The APSC approved OG&E's revised tariffs on February 5, 2021.

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

2019 Oklahoma Fuel Prudency

On June 16, 2020, the Public Utility Division Staff filed their application initiating the review of the 2019 fuel adjustment clause and prudence review. On December 30, 2020, the OCC issued a final order finding OG&E's 2019 fuel costs and related practices prudent.

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

On October 5, 2020, OG&E filed a Joint Stipulation and Settlement Agreement that included the following key terms: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2020 and 2021, capped at a revenue requirement of $7.0 million annually and only include communication, automation and technology systems projects; (ii) no operation and maintenance expense will be included in the rider mechanism; (iii) the rider mechanism will terminate by the issuance of a final order in OG&E's next general rate review or October 31, 2022, whichever occurs first; (iv) the rider mechanism rate of return will be capped at OG&E's current cost of capital; and (v) all cost recovery is subject to true-up and refund in OG&E's next general rate review. On November 5, 2020, the OCC issued a final order approving the Joint Stipulation and Settlement Agreement. In compliance with the final order, OG&E submitted a final list of projects for inclusion in the rider mechanism on December 5, 2020 and a revised rider mechanism for initial recovery of costs on December 15, 2020. The rider mechanism became effective on February 1, 2021.

Any capital investment falling outside the criteria of the rider mechanism will be included in OG&E's next general rate review for recovery.

Pending Regulatory Matters

Various proceedings pending before state or federal regulatory agencies are described below. Unless stated otherwise, the Registrants cannot predict when the regulatory agency will act or what action the regulatory agency will take. The Registrants' financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

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
The Registrants cannot predict the outcome of this proceeding based on currently available information, and as of December 31, 2020 and at present time, the Registrants have not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

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

APSC Proceedings

Arkansas 2020 Formula Rate Plan Filing

On October 1, 2020, OG&E filed its third evaluation report under its Formula Rate Plan, and on January 28, 2021, OG&E entered into a non-unanimous settlement agreement with the APSC General Staff and the Office of the Arkansas Attorney General. The only non-signatory to the settlement agreement has agreed not to oppose the settlement. The settlement agreement includes a revenue increase of $6.7 million, which is the maximum amount statutorily allowed in this filing. Additionally, the settling parties will not object to OG&E's request for a finding that the Arkansas Series II grid modernization projects included in this filing are prudent in cost. A final order is requested from the APSC in March 2021, and new rates will become effective April 1, 2021.

Disconnection Procedures Related to COVID-19

On September 17, 2020, the APSC issued Order No. 9 inviting comments from all jurisdictional utilities and any other interested stakeholders on specific questions related to whether a moratorium on service terminations should be lifted and if so, how the resumption of disconnections should occur. The APSC also ordered utilities to submit a detailed "Transitional Plan" outlining how utilities propose to reinstate routine service disconnection activities and collection of past due amounts once the moratorium is lifted. OG&E submitted its proposed Transitional Plan on October 14, 2020. The APSC General Staff thereafter filed reports for utilities that set forth recommendations as to the form of notice that should occur prior to lifting the moratorium and resuming disconnections, as well as payment arrangements that should be made available to customers.

On February 8, 2021, the APSC issued Order No. 15 announcing a target date of May 3, 2021 to lift the moratorium on disconnections and requiring certain conditions and requirements that utilities must meet before disconnections may resume. Such requirements include, among other things, immediate communication to customers, notice periods for disconnections and deferred payment arrangements. In the interim, the APSC is expected to continue to review all information relevant to a discontinuation of the moratorium and is expected to issue an order on March 26, 2021, either confirming the lifting of the moratorium on disconnections, or extending the moratorium.

OCC Proceedings

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $14.5 million to $21.7 million for all five cases, of which $1.4 million to $2.3 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

October 2020 Storm Examination

In October 2020, a major ice storm moved through OG&E's service territory which caused significant damage to the system. On November 17, 2020, the Public Utility Division of the OCC initiated an examination and review of all distribution utilities and cooperatives affected by the storm into the mitigation efforts, restoration processes and proposed improvements for future related or similar events. Respondents are required to provide certain information related to the examination, and the OCC may request additional relief as the examination proceeds. No procedural schedule has been proposed currently; however, OG&E is responding to discovery requests.

February 2021 Extreme Cold Weather Event

In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extreme natural gas and purchased power prices. OG&E's natural gas costs for the month of February 2021 exceeded the total cost for all of 2020. Fuel and purchased power costs are recovered through OG&E's Oklahoma and Arkansas fuel adjustment clauses. Estimates of the total regulatory asset for fuel and purchased power costs that will be recorded are still under development but are expected to be in the range of $800.0 million to $1.0 billion. For approximately 58,000 guaranteed flat bill customers, representing approximately three percent of load, OG&E may be unable to seek recovery for the incremental fuel and purchased power costs that are included in customers' guaranteed flat bill agreements which would result in a loss to OG&E. Full impacts cannot be determined until all settlements and invoices are received for this period. While borrowing availability still exists within the Registrants' credit facilities, OGE Energy has secured a commitment for $1.0 billion in additional short-term financing to provide additional liquidity to help cover these increased fuel and purchased power costs. On February 24, 2021, OG&E submitted an application to the OCC outlining a two-step approach for regulatory treatment for the fuel and purchased power costs associated with the unprecedented weather event. The steps include: (i) an intra-year fuel clause increase to be effective April 1, 2021; and (ii) a request for regulatory asset treatment at OG&E's weighted average cost of capital for the remaining fuel and purchased power costs. OG&E anticipates making a similar filing with the APSC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company has a 25.5% interest. In the consolidated financial statements, the Company's investment in Enable is stated at $374.3 million and $1,132.9 million as of December 31, 2020 and 2019, respectively, and the Company's equity in the net income of Enable is stated at $13.2 million in 2020, $91.8 million in 2019 and $124.4 million in 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company conducts its electric utility operations through Oklahoma Gas & Electric Company (OG&E). OG&E is a regulated utility subject to accounting principles for rate-regulated activities. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected refund to customers in future rates. OG&E records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

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

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the regulatory assets and liabilities were appropriately amortized through the Company’s rates charged to customers based on rulings from regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors of Oklahoma Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas & Electric Company (the Company) as of December 31, 2020 and 2019, the related statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities

Description of the Matter	As discussed in Note 1 to the financial statements, the Company is a regulated utility subject to accounting principles for rate-regulated activities. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected refund to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

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

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the regulatory assets and liabilities were appropriately amortized through the Company’s rates charged to customers based on rulings from regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 24, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Registrants maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Registrants' management, including the chief executive officer and chief financial officer, of the effectiveness of the Registrants' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that the Registrants' disclosure controls and procedures are effective.

No change in the Registrants' internal control over financial reporting has occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrants' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

While remote work arrangements were temporarily implemented in response to the COVID-19 pandemic, the Registrants believe there have been no material changes to the processes and procedures that impact financial reporting. The Registrants continue to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of the Registrants' internal controls over financial reporting and disclosures.

Management's Report on Internal Control Over Financial Reporting
The management of the Registrants is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrants' internal control systems were designed to provide reasonable assurance to management and OGE Energy's Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Registrants' management assessed the effectiveness of their internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2020, the Registrants' internal control over financial reporting is effective based on those criteria.
The Registrants' independent auditors have issued an attestation report on the Registrants' internal control over financial reporting. This report appears on the following page.

/s/ Sean Trauschke	/s/ Sarah R. Stafford
Sean Trauschke, Chairman of the Board, President	Sarah R. Stafford, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ W. Bryan Buckler
W. Bryan Buckler
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on Internal Control over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and statements of capitalization of Oklahoma Gas & Electric Company as of December 31, 2020 and 2019, the related statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 24, 2021

Item 9B. Other Information.
On February 24, 2021, OGE Energy entered into a commitment letter with Wells Fargo and certain of its affiliates whereby Wells Fargo committed to provide an unsecured term loan facility in the aggregate principal amount of $1.0 billion. The commitment letter provides that the term loan facility will mature four months from closing, unless Wells Fargo is able to obtain commitments from other lenders in an amount of $650.0 million or more, in which event the facility will mature on the date that is 364 days from closing. The commitment letter provides that the term loan facility will includes events of default, covenants, representations and warranties and other terms and conditions substantially similar to OGE Energy's existing revolving credit facility.

Wells Fargo's commitment is subject to customary conditions, including negotiation of satisfactory definitive documentation. The term loan facility is anticipated to close on or about March 5, 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's website address www.ogeenergy.com under the heading "Investors," "Governance." The code of ethics will be provided, free of charge, upon request. OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the location specified above. OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

OGE Energy. Item 10 information, other than information regarding the Code of Ethics, is omitted for OGE Energy pursuant to General Instruction G of Form 10-K, because OGE Energy will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 5, 2021. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 10 for OG&E has been omitted.

Item 11. Executive Compensation.

OGE Energy. Item 11 is omitted for OGE Energy pursuant to General Instruction G of Form 10-K, because OGE Energy will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 5, 2021. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 11 for OG&E has been omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OGE Energy. Item 12 is omitted for OGE Energy pursuant to General Instruction G of Form 10-K, because OGE Energy will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 5, 2021. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 12 for OG&E has been omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

OGE Energy. Item 13 is omitted for OGE Energy pursuant to General Instruction G of Form 10-K, because OGE Energy will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 5, 2021. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 13 for OG&E has been omitted.

Item 14. Principal Accountant Fees and Services.

OGE Energy. Item 14 is omitted pursuant to General Instruction G of Form 10-K, because OGE Energy will file copies of a definitive proxy statement with the Securities and Exchange Commission on or about April 5, 2021. Such proxy statement is incorporated herein by reference.

OG&E. The following discussion relates to the audit fees paid by OGE Energy to its principal independent accountants for the services provided to OGE Energy and its subsidiaries, including OG&E.

Fees for Principal Independent Accountants

Year Ended December 31	2020	2019
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,136,800	$1,171,100
Services in support of debt and stock offerings	65,000	45,000
Other (A)	325,000	319,500
Total audit fees (B)	1,526,800	1,535,600
Employee benefit plan audits	128,000	149,000
Total audit-related fees	128,000	149,000
Assistance with examinations and other return issues	65,948	79,200
Review of federal and state tax returns	32,000	34,000
Total tax preparation and compliance fees	97,948	113,200
Total tax fees	97,948	113,200
Total fees	$1,752,748	$1,797,800
(A)Includes reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with the Registrants' executives regarding accounting issues.
(B)The aggregate audit fees include fees billed for the audit of the Registrants' annual financial statements and for the reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q. For 2020, this amount includes estimated billings for the completion of the 2020 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2020 and 2019 for other services.

Audit Committee Pre-Approval Procedures

Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. OGE Energy's Audit Committee follows procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services are pre-approved by category of service. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the principal independent accountants for additional services not contemplated in the original pre-approval. In those instances, OGE Energy will obtain the specific pre-approval of the Audit Committee before engaging the principal independent accountants. The procedures require the Audit Committee to be informed of each service, and the procedures do not include any delegation of the Audit Committee's responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

For 2020, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

(i)The following financial statements are included in Part II, Item 8 of this Annual Report:

OGE Energy

•Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Consolidated Balance Sheets at December 31, 2020 and 2019
•Consolidated Statements of Capitalization at December 31, 2020 and 2019
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•Management's Report on Internal Control Over Financial Reporting
•Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

OG&E

•Statements of Income for the years ended December 31, 2020, 2019 and 2018
•Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Balance Sheets at December 31, 2020 and 2019
•Statements of Capitalization at December 31, 2020 and 2019
•Statements of Changes in Stockholder's Equity for the years ended December 31, 2020, 2019 and 2018
•Notes to Financial Statements
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

3. Exhibits

Exhibit No.	Description	OGE Energy	OG&E
2.01
Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC. (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed March 15, 2013 (File No. 1-12579) and incorporated by reference herein).
X
3.01
Copy of Restated OGE Energy Corp. Certificate of Incorporation. (Filed as Exhibit 3.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12579) and incorporated by reference herein).
X
3.02	Copy of Amended OGE Energy Corp. By-laws dated February 22, 2017. (Filed as Exhibit 3.01 to OGE Energy's Form 8-K filed February 23, 2017 (File No. 1-12579) and incorporated by reference herein).	X
3.03	Copy of Restated Oklahoma Gas and Electric Company Certificate of Incorporation. (Filed as Exhibit 3.01 to OG&E's Form 8-K filed May 19, 2011 (File No. 1-1097) and incorporated by reference herein).		X
3.04
Copy of Amended Oklahoma Gas and Electric Company By-laws dated November 30, 2015. (Filed as Exhibit 3.02 to OGE Energy's Form 8-K filed November 30, 2015 (File No. 1-12579) and incorporated by reference herein).
X
4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to OG&E's Registration Statement No. 33-61821 and incorporated by reference herein).
		X	X
4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 33-1532) and incorporated by reference herein).
		X	X
4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 33-1532) and incorporated by reference herein).
		X	X
4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to OG&E's Registration Statement No. 333-104615 and incorporated by reference herein).
		X	X
4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein).
		X	X
4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.07
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.08
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.09
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.10
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.11
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 being supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).
		X	X

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.15
Supplemental Indenture No. 16 dated as of March 15, 2017 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 31, 2017 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.16
Supplemental Indenture No. 17 dated as of August 1, 2017 being supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 11, 2017 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.17
Supplemental Indenture No. 18 dated as of April 26, 2018 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.21 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).
		X	X
4.18
Supplemental Indenture No. 19 dated as of August 15, 2018 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed August 17, 2018 (File No. 1-12579) and incorporated by reference herein).
		X	X
4.19
Supplemental Indenture No. 20 dated as of June 1, 2019 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed June 7, 2019 (File No. 1-12579) and incorporated by reference herein).
		X	X
4.20
Supplemental Indenture No. 21 dated as of April 1, 2020 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed April 1, 2020 (File No. 1-12579) and incorporated by reference herein).
		X	X
4.21
Indenture dated as of November 1, 2004 between OGE Energy Corp. and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 12, 2004 (File No. 1-12579) and incorporated by reference herein).
X
4.22
Supplemental Indenture No. 2 dated as of November 24, 2014 between OGE Energy and UMB Bank, N.A, as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed November 24, 2014 (File No. 1-12579) and incorporated by reference herein).
X
4.23
Supplemental Indenture No. 3 dated as of April 26, 2018 being a supplemental instrument to Exhibit 4.20 hereto. (Filed as Exhibit 4.04 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).
X
4.24+	Description of Capital Stock.	X
10.01
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.02
Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.03
Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.04*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).	X	X
10.05
Credit Agreement dated as of March 8, 2017 by and among OGE Energy Corp., the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Mizuho Banks, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed March 8, 2017 (File No. 1-12579) and incorporated by reference herein).
X
10.06
Credit Agreement dated as of March 8, 2017 by and among Oklahoma Gas and Electric Company, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Mizuho Banks, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed March 8, 2017 (File No. 1-12579) and incorporated by reference herein).
		X	X

10.07*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2019 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.08*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.09*
Form of Employment Agreement for all existing and future officers of OGE Energy relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.10
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.11*
Amendment No. 1 to OGE Energy's Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.12*+	OGE Energy's Director Compensation.	X	X
10.13*+	OGE Energy's Executive Officer Compensation.	X	X
10.14
Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated November 14, 2017. (Filed as Exhibit 3.1 to Enable Midstream Partners, LP's Form 8-K filed November 15, 2017 (File No. 1-36413) and incorporated by reference herein).
X
10.15
Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC, dated June 22, 2016. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 28, 2016 (File No. 1-12579) and incorporated by reference herein).
X
10.16
Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC. (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).
X
10.17
Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP. (Filed as Exhibit 10.04 to OGE Energy's Form 8-K filed May 7, 2013 (File No. 1-12579) and incorporated by reference herein).
X
10.18*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).	X	X
10.19*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
		X	X
10.20*
OGE Energy Corp. Involuntary Severance Benefits Plans for Non-Officers (Applicable only to non-officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries). (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12579) and incorporated by reference herein).
X
10.21*
OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (Applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries). (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended September 30, 2013 (File No. 1-12579) and incorporated by reference herein).
X
10.22*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.23*
Form of Restricted Stock Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2019 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.24*
OGE Energy Corp. Deferred Compensation Plan (As amended and restated effective October 1, 2016). (Filed as Exhibit 10.37 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.25	Copy of the Settlement Agreement filed with the APSC on April 20, 2017. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X

10.26
Letter of extension dated as of March 9, 2018 for OGE Energy's and OG&E's credit agreements dated as March 8, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Syndication Agent, Mizuho Bank, Ltd. MUFG Union Bank, N.A. Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, the Lenders thereto, and OGE Energy and OG&E, for their respective credit facility. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2018 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.27*+	Employment Arrangement between OGE Energy and W. Bryan Buckler, OGE Energy's and OG&E's Chief Financial Officer	X	X
10.28
Letter of extension dated as of January 12, 2021 for OGE Energy's and OG&E's credit agreements dated as of March 8, 2017, by and among OGE Energy and OG&E, for their respective credit facility, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Mizuho Bank, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed January 14, 2021 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.29
First Amendment dated as of January 12, 2021, to Credit Agreement dated as of March 8, 2017, by and among OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Mizuho Bank, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.02 to OG&E's Form 8-K filed January 14, 2021 (File No. 1-1097) and incorporated by reference herein).
X
10.30
First Amendment dated as of January 12, 2021, to Credit Agreement dated as of March 8, 2017, by and among OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Mizuho Bank, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.03 to OGE Energy's Form 8-K filed January 14, 2021 (File No. 1-12579) and incorporated by reference herein).
X
10.31
Support Agreement dated February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and OGE Energy Corp. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed on February 18, 2021 (File No. 1-12579) and incorporated by reference herein).
X
10.32+	Commitment Letter for a delayed draw term loan facility dated February 24, 2021 by and between OGE Energy and Wells Fargo Bank, NA.	X
21.01+	Subsidiaries of OGE Energy.	X
23.01+	Consent of Ernst & Young LLP.	X
23.02+	Consent of Ernst & Young LLP.		X
23.03+	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP.	X
24.01+	Power of Attorney.	X
24.02+	Power of Attorney.		X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.01+	Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2020.	X
99.02	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X
99.03	Copy of the Settlement Agreement filed with the OCC on May 24, 2019. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 30, 2019 (File No. 1-12579) and incorporated by reference herein).	X	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Schema Document.	X	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X	X
101.DEF	Inline XBRL Definition Linkbase Document.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

* Represents executive compensation plans and arrangements.
+ Represents exhibits filed herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

OGE ENERGY CORP.
OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2018
Reserve for Uncollectible Accounts	$1.5	$3.4	$3.2	$1.7
Balance at December 31, 2019
Reserve for Uncollectible Accounts	$1.7	$2.2	$2.4	$1.5
Balance at December 31, 2020
Reserve for Uncollectible Accounts	$1.5	$3.0	$1.9	$2.6
(A)Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 24th, 2021.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 24, 2021

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 24, 2021

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer.	February 24, 2021

Frank A. Bozich	Director;
James H. Brandi	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 24, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 24th, 2021.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 24, 2021

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 24, 2021

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer.	February 24, 2021

Frank A. Bozich	Director;
James H. Brandi	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 24, 2021