Form 10-Q
period 2021-03-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2021-05-06
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
OGE Energy Corp. ☐  Yes  ☑ No        Oklahoma Gas and Electric Company ☐  Yes  ☑ No

At March 31, 2021, there were 200,173,981 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At March 31, 2021, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
APSC	Arkansas Public Service Commission
ArcLight group	Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC, collectively
ASC	Financial Accounting Standards Board Accounting Standards Codification
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 31, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America

ii

FILING FORMAT

This combined Form 10-Q is separately filed by OGE Energy and OG&E. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. OG&E makes no representation regarding information relating to any other companies affiliated with OGE Energy. Neither OGE Energy, nor any of OGE Energy's subsidiaries, other than OG&E, has any obligation in respect of OG&E's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of OGE Energy nor any of OGE Energy's subsidiaries, other than OG&E (in relevant circumstances), in making a decision with respect to OG&E's debt securities. Similarly, none of OG&E nor any other subsidiary of OGE Energy has any obligation with respect to debt securities of OGE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q.

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2020 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•Enable's pending merger with Energy Transfer and the expected timing of the consummation of the merger; and
•other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Registrants' 2020 Form 10-K.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$1,621.0	$420.4
Other revenues	9.6	10.9
Operating revenues	1,630.6	431.3
COST OF SALES	1,346.8	135.0
OPERATING EXPENSES
Other operation and maintenance	109.3	120.0
Depreciation and amortization	98.7	94.4
Taxes other than income	27.2	25.6
Operating expenses	235.2	240.0
OPERATING INCOME	48.6	56.3
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	53.2	(746.5)
Allowance for equity funds used during construction	1.3	1.3
Other net periodic benefit expense	(1.4)	(0.5)
Other income	3.0	7.4
Other expense	(2.0)	(6.1)
Net other income (expense)	54.1	(744.4)
INTEREST EXPENSE
Interest on long-term debt	38.4	36.6
Allowance for borrowed funds used during construction	(0.8)	(0.5)
Interest on short-term debt and other interest charges	1.8	2.2
Interest expense	39.4	38.3
INCOME (LOSS) BEFORE TAXES	63.3	(726.4)
INCOME TAX EXPENSE (BENEFIT)	10.6	(234.6)
NET INCOME (LOSS)	$52.7	$(491.8)
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.1	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.1	200.2
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.26	$(2.46)
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.26	$(2.46)

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income (loss)	$52.7	$(491.8)
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.2 and $0.3, respectively	0.6	0.8
Settlement cost, net of tax of $1.0 and $0.0, respectively	3.1	—
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.1) and ($0.2), respectively	(0.3)	(0.4)
Other comprehensive gain (loss) from unconsolidated affiliates, net of tax of $0.0 and ($0.4), respectively	0.1	(1.3)
Other comprehensive income (loss), net of tax	3.5	(0.9)
Comprehensive income (loss)	$56.2	$(492.7)

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52.7	$(491.8)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	98.7	94.4
Deferred income taxes and investment tax credits, net	8.7	(254.7)
Equity in (earnings) losses of unconsolidated affiliates	(53.2)	746.5
Distributions from unconsolidated affiliates	18.3	33.5
Allowance for equity funds used during construction	(1.3)	(1.3)
Stock-based compensation expense	2.5	2.0
Regulatory assets	(859.9)	0.3
Regulatory liabilities	(16.3)	(11.7)
Other assets	(5.5)	2.6
Other liabilities	(45.4)	(9.4)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	26.0	16.2
Income taxes receivable	1.7	—
Fuel, materials and supplies inventories	(7.0)	(5.0)
Fuel recoveries	(104.9)	50.3
Other current assets	(2.5)	3.6
Accounts payable	(28.7)	(32.8)
Other current liabilities	(24.1)	(38.8)
Net cash (used in) provided from operating activities	(940.2)	103.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(158.4)	(127.2)
Investment in unconsolidated affiliates	(0.6)	(0.9)
Return of capital - unconsolidated affiliates	—	3.2
Net cash used in investing activities	(159.0)	(124.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	1,183.1	263.0
Dividends paid on common stock	(81.7)	(79.3)
Cash paid for employee equity-based compensation and expense of common stock	(3.3)	(7.1)
Purchase of treasury stock	—	(9.7)
Net cash provided from financing activities	1,098.1	166.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.1)	145.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.1	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$145.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1.1
Accounts receivable, less reserve of $2.8 and $2.6, respectively	139.5	157.8
Accrued unbilled revenues	59.9	67.6
Income taxes receivable	6.4	8.1
Fuel inventories	39.4	36.5
Materials and supplies, at average cost	121.9	116.2
Fuel clause under recoveries	91.8	—
Other	43.8	41.2
Total current assets	502.7	428.5
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	432.8	397.4
Other	86.4	86.7
Total other property and investments	519.2	484.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,420.4	13,296.7
Construction work in progress	185.6	145.5
Total property, plant and equipment	13,606.0	13,442.2
Less: accumulated depreciation	4,131.5	4,067.6
Net property, plant and equipment	9,474.5	9,374.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,269.7	415.6
Other	22.6	16.0
Total deferred charges and other assets	1,292.3	431.6
TOTAL ASSETS	$11,788.7	$10,718.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$1,278.0	$95.0
Accounts payable	244.8	251.5
Dividends payable	80.6	80.5
Customer deposits	80.7	81.1
Accrued taxes	37.7	55.7
Accrued interest	40.6	40.2
Accrued compensation	24.3	31.1
Fuel clause over recoveries	15.5	28.6
Other	34.3	33.7
Total current liabilities	1,836.5	697.4
LONG-TERM DEBT	3,495.0	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	182.5	231.4
Deferred income taxes	1,287.9	1,268.6
Deferred investment tax credits	10.9	10.9
Regulatory liabilities	1,176.9	1,188.9
Other	193.5	195.4
Total deferred credits and other liabilities	2,851.7	2,895.2
Total liabilities	8,183.2	7,087.0
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,118.6	1,124.6
Retained earnings	2,515.6	2,544.6
Accumulated other comprehensive loss, net of tax	(28.6)	(32.1)
Treasury stock, at cost	(0.1)	(5.3)
Total stockholders' equity	3,605.5	3,631.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,788.7	$10,718.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	52.7	—	52.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(81.7)	—	(81.7)
Stock-based compensation	—	—	(0.1)	5.2	(6.0)	—	—	(0.8)
Balance at March 31, 2021	200.1	$2.0	—	$(0.1)	$1,116.6	$2,515.6	$(28.6)	$3,605.5

Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(491.8)	—	(491.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.9)	(0.9)
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(79.3)	—	(79.3)
Stock-based compensation	—	—	(0.2)	9.4	(14.5)	—	—	(5.1)
Purchase of treasury stock	—	—	0.2	(9.7)	—	—	—	(9.7)
Balance at March 31, 2020	200.1	$2.0	—	$(0.3)	$1,114.8	$2,465.0	$(28.8)	$3,552.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$1,621.0	$420.4
Other revenues	9.6	10.9
Operating revenues	1,630.6	431.3
COST OF SALES	1,346.8	135.0
OPERATING EXPENSES
Other operation and maintenance	110.3	121.0
Depreciation and amortization	98.7	94.4
Taxes other than income	25.7	23.9
Operating expenses	234.7	239.3
OPERATING INCOME	49.1	57.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.3	1.3
Other net periodic benefit expense	(0.9)	(0.5)
Other income	1.7	1.5
Other expense	(0.4)	(0.5)
Net other income	1.7	1.8
INTEREST EXPENSE
Interest on long-term debt	38.4	36.6
Allowance for borrowed funds used during construction	(0.8)	(0.5)
Interest on short-term debt and other interest charges	0.8	0.8
Interest expense	38.4	36.9
INCOME BEFORE TAXES	12.4	21.9
INCOME TAX EXPENSE	1.2	2.0
NET INCOME	$11.2	$19.9
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$11.2	$19.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11.2	$19.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	98.7	94.4
Deferred income taxes and investment tax credits, net	0.8	1.1
Allowance for equity funds used during construction	(1.3)	(1.3)
Stock-based compensation expense	0.4	0.9
Regulatory assets	(859.9)	0.3
Regulatory liabilities	(16.3)	(11.7)
Other assets	(4.4)	(0.1)
Other liabilities	(34.8)	(2.5)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	27.7	18.9
Fuel, materials and supplies inventories	(7.0)	(5.0)
Fuel recoveries	(104.9)	50.3
Other current assets	0.6	(4.5)
Accounts payable	(29.1)	(27.0)
Income taxes payable - parent	0.8	0.8
Other current liabilities	(22.4)	(45.5)
Net cash (used in) provided from operating activities	(939.9)	89.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(158.4)	(127.2)
Net cash used in investing activities	(158.4)	(127.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from OGE Energy	530.0	—
Changes in advances with parent	568.3	38.2
Net cash provided from financing activities	1,098.3	38.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2021	2020
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.8 and $2.6, respectively	$136.4	$156.3
Accrued unbilled revenues	59.9	67.7
Advances to parent	—	272.0
Fuel inventories	39.4	36.5
Materials and supplies, at average cost	121.9	116.2
Fuel clause under recoveries	91.8	—
Other	36.3	36.9
Total current assets	485.7	685.6
OTHER PROPERTY AND INVESTMENTS	4.0	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,414.3	13,290.6
Construction work in progress	185.6	145.5
Total property, plant and equipment	13,599.9	13,436.1
Less: accumulated depreciation	4,131.5	4,067.6
Net property, plant and equipment	9,468.4	9,368.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,269.7	415.6
Other	20.4	15.2
Total deferred charges and other assets	1,290.1	430.8
TOTAL ASSETS	$11,248.2	$10,489.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2021	2020
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$229.4	$236.7
Advances from parent	297.1	—
Customer deposits	80.7	81.1
Accrued taxes	34.9	53.3
Accrued interest	40.3	40.2
Accrued compensation	18.0	22.5
Fuel clause over recoveries	15.5	28.6
Other	34.3	33.5
Total current liabilities	750.2	495.9
LONG-TERM DEBT	3,495.0	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	101.3	135.4
Deferred income taxes	1,030.9	1,020.8
Deferred investment tax credits	10.9	10.9
Regulatory liabilities	1,176.9	1,188.9
Other	165.7	167.1
Total deferred credits and other liabilities	2,485.7	2,523.1
Total liabilities	6,730.9	6,513.4
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,570.0	1,039.5
Retained earnings	2,947.3	2,936.1
Total stockholder's equity	4,517.3	3,975.6
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,248.2	$10,489.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	11.2	11.2
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	0.5	—	0.5
Balance at March 31, 2021	40.4	$100.9	$1,469.1	$2,947.3	$4,517.3

Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	19.9	19.9
Stock-based compensation	—	—	0.9	—	0.9
Balance at March 31, 2020	40.4	$100.9	$936.6	$2,941.6	$3,979.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

COMBINED NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Index of Combined Notes to Condensed Financial Statements

The Combined Notes to the Condensed Financial Statements are a combined presentation for OGE Energy and OG&E. The following table indicates the Registrant(s) to which each Note applies.

	OGE Energy	OG&E
Note 1. Summary of Significant Accounting Policies	X	X
Note 2. Accounting Pronouncements	X	X
Note 3. Revenue Recognition	X	X
Note 4. Investment in Unconsolidated Affiliates	X
Note 5. Related Party Transactions	X	X
Note 6. Fair Value Measurements	X	X
Note 7. Stock-Based Compensation	X	X
Note 8. Income Taxes	X	X
Note 9. Common Equity	X
Note 10. Long-Term Debt	X	X
Note 11. Short-Term Debt and Credit Facilities	X	X
Note 12. Retirement Plans and Postretirement Benefit Plans	X	X
Note 13. Report of Business Segments	X
Note 14. Commitments and Contingencies	X	X
Note 15. Rate Matters and Regulation	X	X

1.Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south-central U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

Enable. OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Enable. The investment in Enable is held through wholly-owned subsidiaries and ultimately OGE Holdings. Formed in 2013, Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. Enable's general partner is equally controlled by OGE Energy and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, OGE Energy accounts for its interest in Enable using the equity method of accounting. In February 2021, Enable entered into a definitive merger agreement with Energy Transfer. For further discussion, see Note 4.

Basis of Presentation

The condensed financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Registrants believe that the disclosures are adequate to prevent the information presented from being misleading.
In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at March 31, 2021 and December 31, 2020, the results of the Registrants' operations for the three months ended March 31, 2021 and 2020 and the Registrants' cash flows for the three months ended March 31, 2021 and 2020 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2021 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2020 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2021	2020
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$91.8	$—
SPP cost tracker under recovery (A)	8.4	7.0
Generation Capacity Replacement rider under recovery (A)	5.2	4.4
Other (A)	5.1	8.4
Total current regulatory assets	$110.5	$19.8

Non-current:
Oklahoma February 2021 extreme cold weather costs	$829.4	$—
Oklahoma deferred storm expenses	184.0	158.8
Benefit obligations regulatory asset	141.2	164.9
Pension tracker	39.2	18.1
Sooner Dry Scrubbers	19.5	19.7
Arkansas deferred pension expenses	11.2	9.3
Smart Grid	9.5	11.2
Unamortized loss on reacquired debt	9.5	9.7
COVID-19 impacts	7.9	6.4
Frontier Plant deferred expenses	7.4	6.4
Other	10.9	11.1
Total non-current regulatory assets	$1,269.7	$415.6
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$15.5	$28.6
Oklahoma energy efficiency rider over recovery (B)	5.5	1.5
Other (B)	1.5	5.0
Total current regulatory liabilities	$22.5	$35.1
Non-current:
Income taxes refundable to customers, net	$858.2	$867.4
Accrued removal obligations, net	314.3	316.8
Other	4.4	4.7
Total non-current regulatory liabilities	$1,176.9	$1,188.9
(A)Included in Other Current Assets in the balance sheets.
(B)Included in Other Current Liabilities in the balance sheets.

In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices. OG&E's natural gas costs for the month of February 2021 exceeded the total cost for all of 2020. The OCC allowed OG&E to create a regulatory asset for all deferred costs with an initial carrying charge based on the effective cost of the related debt financing. For additional information, see Note 15.

The Oklahoma deferred storm expenses regulatory asset is recovered through the Storm Cost Recovery Rider. Operation and maintenance expenses resulting from storm damage exceeding the amounts included in OG&E's base rates are deferred and typically amortized over a five-year period. To mitigate customer impact, OG&E has agreed to recover the portion related to 2020 excess storm costs through the Storm Cost Recovery Rider over a ten-year period.
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
Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized, such as in response to COVID-19 impacts. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the condensed balance sheets and is included in Other Operation and Maintenance Expense in the condensed statements of income.

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

Investment in Unconsolidated Affiliates

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, OGE Energy accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences. OGE Energy's maximum exposure to loss related to Enable is limited to its equity investment in Enable at March 31, 2021 as presented in Note 13.

OGE Energy considers distributions received from Enable which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and are classified as operating activities in the condensed statements of cash flows. OGE Energy considers distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the condensed statements of cash flows.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2021 and 2020. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(34.1)	$3.3	$(1.3)	$(32.1)
Other comprehensive income before reclassifications	—	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(0.3)	—	0.3
Settlement cost	3.1	—	—	3.1
Balance at March 31, 2021	$(30.4)	$3.0	$(1.2)	$(28.6)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(35.1)	$7.8	$(0.6)	$(27.9)
Other comprehensive loss before reclassifications	—	—	(1.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.4)	—	0.4
Balance at March 31, 2020	$(34.3)	$7.4	$(1.9)	$(28.8)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income (loss) during the three months ended March 31, 2021 and 2020.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended
	March 31,
(In millions)	2021	2020
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.8)	$(1.1)	(A)
Settlement cost	(4.1)	—	(A)
	(4.9)	(1.1)	Income (Loss) Before Taxes
	(1.2)	(0.3)	Income Tax Expense (Benefit)
	$(3.7)	$(0.8)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$0.4	$0.6	(A)
	0.4	0.6	Income (Loss) Before Taxes
	0.1	0.2	Income Tax Expense (Benefit)
	$0.3	$0.4	Net Income (Loss)

Total reclassifications for the period, net of tax	$(3.4)	$(0.4)	Net Income (Loss)
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 12 for additional information).

2.Accounting Pronouncements

The Registrants believe that recently adopted and recently issued accounting standards that are not yet effective do not appear to have a material impact on the Registrants' financial position, results of operations or cash flows upon adoption.

3.Revenue Recognition

The following table presents OG&E's revenues from contracts with customers disaggregated by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended March 31,
(In millions)	2021	2020
Residential	$568.2	$166.9
Commercial	307.5	91.3
Industrial	146.7	41.5
Oilfield	160.8	38.2
Public authorities and street light	123.1	34.7
System sales revenues	1,306.3	372.6
Provision for rate refund	—	(0.6)
Integrated market	302.1	7.2
Transmission	36.3	34.2
Other	(23.7)	7.0
Revenues from contracts with customers (A)	$1,621.0	$420.4
(A) In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices. Operating revenues significantly increased due to increased cost of sales, which are recovered from customers, as a result of the February 2021 extreme cold weather event. For further discussion, see Note 15 and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation."

4.Investment in Unconsolidated Affiliates

At March 31, 2021, OGE Energy owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On March 31, 2021, Enable's common unit price closed at $6.48. OGE Energy recorded equity in earnings of unconsolidated affiliates of $53.2 million for the three months ended March 31, 2021 compared to equity in losses of unconsolidated affiliates of $746.5 million for the three months ended March 31, 2020. Equity in earnings (losses) of unconsolidated affiliates includes OGE Energy's share of Enable's earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment OGE Energy records on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition. For more information concerning the formation of Enable and OGE Energy's accounting for its investment in Enable, see Note 5 within "Item 8. Financial Statements and Supplementary Data" in OGE Energy's 2020 Form 10-K.

The following tables present summarized unaudited financial information for 100 percent of Enable as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020.

	March 31,	December 31,
Balance Sheet	2021	2020
(In millions)
Current assets	$449	$381
Non-current assets	$11,315	$11,348
Current liabilities	$1,334	$582
Non-current liabilities	$3,249	$4,052

	Three Months Ended
	March 31,
Income Statement	2021	2020
(In millions)
Total revenues	$970	$648
Cost of natural gas and NGLs	$519	$226
Operating income	$206	$146
Net income	$155	$103

The following table presents a reconciliation of OGE Energy's equity in earnings (losses) of unconsolidated affiliates for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(In millions)	2021	2020
Enable net income	$155.0	$103.0
OGE Energy's percent ownership at period end	25.5%	25.5%
OGE Energy's portion of Enable net income	$39.5	$26.3
Amortization of basis difference and dilution recognition (A)	13.7	7.2
Impairment of OGE Energy's equity method investment in Enable (B)	—	(780.0)
Equity in earnings (losses) of unconsolidated affiliates	$53.2	$(746.5)
(A) Includes loss on dilution, net of proportional basis difference recognition.
(B) Effective March 31, 2020, OGE Energy estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, OGE Energy recorded a $780.0 million impairment on its investment in Enable in 2020. Further discussion can be found in OGE Energy's 2020 Form 10-K.

The following table presents a reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2020 to March 31, 2021. The basis difference is amortized over approximately 30 years.

(In millions)
Basis difference at December 31, 2020	$1,332.3
Amortization of basis difference	(13.7)
Basis difference at March 31, 2021	$1,318.6

Distributions received from Enable were $18.3 million and $36.7 million during the three months ended March 31, 2021 and 2020, respectively.

On April 26, 2021, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Energy is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Enable Merger Agreement with Energy Transfer

On February 16, 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units. Contemporaneously with the execution of the merger agreement, OGE Energy entered into a support agreement with

Enable and Energy Transfer in which OGE Energy agreed to vote its common units in favor of the merger. In April 2021, CenterPoint and OGE Energy, who collectively own approximately 72.9 percent of Enable's common units, delivered written consents approving the merger agreement, and those consents are sufficient to approve the merger. The transaction also is subject to the receipt of anti-trust approvals and other customary closing conditions. The transaction is anticipated to close in 2021. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns.

The merger agreement contemplates a registration rights agreement with Energy Transfer to be executed at the closing of the merger that provides for customary resale registration, demand registration and piggy-back registration rights with respect to Energy Transfer common units issued to OGE Energy in the merger. Assuming the successful completion of the merger, OGE Energy intends to exit the midstream segment in a prudent manner.

5.Related Party Transactions

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

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $35.8 million and $37.9 million for the three months ended March 31, 2021 and 2020, respectively.

OGE Energy and Enable

OGE Energy and Enable are currently parties to several agreements whereby OGE Energy provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.1 million during both the three months ended March 31, 2021 and 2020.

Pursuant to a seconding agreement, OGE Energy provides seconded employees to Enable to support Enable's operations. As of March 31, 2021, 67 employees that participate in OGE Energy's defined benefit and retirement plans are seconded to Enable. OGE Energy billed Enable for reimbursement of $5.3 million and $6.4 million during the three months ended March 31, 2021 and 2020, respectively, under the seconding agreement for employment costs. If the seconding agreement were terminated, and those employees were no longer employed by OGE Energy, and lump sum payments were made to those employees, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $18.3 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to OGE Energy by Enable. The seconding agreement can be terminated by mutual agreement of OGE Energy and Enable or solely by OGE Energy upon 120 days' notice.

OGE Energy had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $3.6 million as of March 31, 2021 and $2.0 million as of December 31, 2020, which are included in Accounts Receivable in OGE Energy's condensed balance sheets.

Assuming the pending merger between Enable and Energy Transfer is completed, these agreements between OGE Energy and Enable pursuant to which OGE Energy provides support services and seconded employees will be terminated.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to agreements that grant Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table presents summarized related party transactions between OG&E and Enable during the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(In millions)	2021	2020
Operating revenues:
Electricity to power electric compression assets	$2.6	$3.7
Cost of sales:
Natural gas transportation services	$4.7	$4.7
Natural gas purchases (sales)	$(12.2)	$0.7

6.Fair Value Measurements

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
The Registrants had no financial instruments measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. The following table presents the carrying amount and fair value of the Registrants' financial instruments at March 31, 2021 and December 31, 2020, as well as the classification level within the fair value hierarchy.

	March 31,		December 31,
	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OG&E Senior Notes	$3,350.2	$3,831.0	$3,349.6	$4,182.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.4	$9.9	$9.4	$10.7	Level 3

7.Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2021 and 2020 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy		OG&E
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Performance units:
Total shareholder return	$2.0	$1.7	$0.4	$0.7
Earnings per share	—	0.2	—	0.1
Total performance units	2.0	1.9	0.4	0.8
Restricted stock units	0.5	0.1	—	0.1
Total compensation expense	$2.5	$2.0	$0.4	$0.9
Income tax benefit	$0.6	$0.5	$0.1	$0.2

During the three months ended March 31, 2021, OGE Energy issued 153,964 shares of its treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's Stock Incentive Plan.

During the three months ended March 31, 2021, OGE Energy granted 249,909 performance units (based on total shareholder return over a three-year period) and 86,963 restricted stock units (primarily a three-year cliff vesting period) to employees at $38.06 and $31.03 fair value per share, respectively. Of those performance units and restricted stock units granted, 68,720 and 22,911 were granted to OG&E employees, respectively, at $38.14 and $30.91 fair value per share, respectively.

8.Income Taxes

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

9.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2021.

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

	Three Months Ended March 31,
(In millions except per share data)	2021	2020
Net income (loss)	$52.7	$(491.8)
Average common shares outstanding:
Basic average common shares outstanding	200.1	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	—	—
Diluted average common shares outstanding	200.1	200.2
Basic earnings (loss) per average common share	$0.26	$(2.46)
Diluted earnings (loss) per average common share	$0.26	$(2.46)
Anti-dilutive shares excluded from earnings per share calculation	—	0.3

10.Long-Term Debt

At March 31, 2021, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.23%	-	0.33%	Garfield Industrial Authority, January 1, 2025	$47.0
0.20%	-	0.27%	Muskogee Industrial Authority, January 1, 2025	32.4
0.20%	-	0.27%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as Long-Term Debt in the condensed balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

11.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. As of March 31, 2021, OGE Energy had $1.3 billion of short-term debt as compared to $95.0 million of short-

term debt at December 31, 2020. At March 31, 2021, OG&E had $297.1 million in advances from OGE Energy compared to $272.0 million advances to OGE Energy at December 31, 2020.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the increased fuel and purchased power costs incurred by OG&E during the February 2021 extreme cold weather event. The term loan contains substantially the same covenants as OGE Energy's $450.0 million revolving credit agreement, including various financial ratio covenants. The term loan will bear interest at rates equal to either a LIBOR rate specified in the term loan agreement, plus a margin of 0.75, or an alternate base rate specified in the term loan agreement, subject in each case to floor of zero percent. An alternative rate of interest will be established upon the occurrence of certain events related to the phase out of LIBOR. During the three months ended March 31, 2021, OGE Energy loaned $470.0 million of the term loan proceeds to OG&E pursuant to an intercompany note issued by OG&E to OGE Energy, contemporaneously with the closing of the term loan agreement. Advances under the intercompany note will bear interest at the same rates as are in effect under the term loan agreement. During the three months ended March 31, 2021, OGE Energy also made a capital contribution of $530.0 million to OG&E. OG&E used these proceeds to pay fuel and purchased power costs incurred during the February 2021 extreme cold weather event. OGE Energy and OG&E intend to refinance the $1.0 billion term loan by issuing long-term debt in 2021.

The following table presents information regarding the Registrants' revolving credit agreements at March 31, 2021.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$450.0	$278.0	0.33%	(D)	March 8, 2024	(F)
OG&E (C)(E)	450.0	0.4	1.00%	(D)	March 8, 2024	(F)
Total	$900.0	$278.4	0.33%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2021.
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
(E)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2024. At March 31, 2021, there were no intercompany borrowings under this agreement.
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

12.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the three months ended March 31, 2021, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost table below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Net Periodic Benefit Cost

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the condensed financial statements. Service cost is presented within Other Operation and Maintenance, and the remaining net periodic benefit cost components as listed in the following tables are presented within Other Net Periodic Benefit Expense in the statements of income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Expense in the statements of income.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$3.0	$3.7	$0.1	$0.2	$2.1	$2.6	$—	$0.1
Interest cost	3.5	4.6	—	0.1	2.5	3.4	—	—
Expected return on plan assets	(8.4)	(9.4)	—	—	(6.1)	(7.1)	—	—
Amortization of net loss	2.8	3.8	0.1	0.1	2.0	2.8	—	0.1
Settlement cost	26.4	—	—	—	22.2	—	—	—
Total net periodic benefit cost	27.3	2.7	0.2	0.4	22.7	1.7	—	0.2
Less: Amount paid by unconsolidated affiliates (A)	0.1	0.5	—	—
Plus: Amount allocated from OGE Energy (A)					3.9	0.5	0.2	0.2
Net periodic benefit cost	$27.2	$2.2	$0.2	$0.4	$26.6	$2.2	$0.2	$0.4
(A)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three months ended March 31, 2021 and 2020, the Registrants recognized the following:

	Three Months Ended March 31,
(In millions)	2021	2020
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(20.7)	$1.7
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$23.7	$—
Arkansas jurisdiction (A)	$2.2	$—
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2021	2020	2021	2020
Service cost	$0.1	$0.1	$0.1	$—
Interest cost	0.8	1.1	0.6	0.8
Expected return on plan assets	(0.5)	(0.5)	(0.4)	(0.4)
Amortization of net loss	0.7	0.6	0.7	0.7
Amortization of unrecognized prior service cost (A)	(1.7)	(2.1)	(1.3)	(1.5)
Total net periodic benefit cost	(0.6)	(0.8)	(0.3)	(0.4)
Less: Amount paid by unconsolidated affiliates (B)	(0.1)	(0.2)
Plus: Amount allocated from OGE Energy (B)			(0.1)	(0.2)
Net periodic benefit cost	$(0.5)	$(0.6)	$(0.4)	$(0.6)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three months ended March 31, 2021 and 2020, the Registrants recognized the following:

	Three Months Ended March 31,
(In millions)	2021	2020
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.1	$0.2
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2021	2020	2021	2020
Capitalized portion of net periodic pension benefit cost	$0.8	$1.0	$0.7	$0.9
Capitalized portion of net periodic postretirement benefit cost	$0.1	$—	$—	$—

Pension Plan Funding

In January 2021, OGE Energy made a $40.0 million contribution to its Pension Plan, of which $30.0 million was attributed to OG&E, and has not determined whether it will need to make any additional contributions to the Pension Plan in 2021. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

13.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,630.6	$—	$—	$—	$1,630.6
Cost of sales	1,346.8	—	—	—	1,346.8
Other operation and maintenance	110.3	0.4	(1.4)	—	109.3
Depreciation and amortization	98.7	—	—	—	98.7
Taxes other than income	25.7	0.1	1.4	—	27.2
Operating income (loss)	49.1	(0.5)	—	—	48.6
Equity in earnings of unconsolidated affiliates	—	53.2	—	—	53.2
Other income (expense)	1.7	(0.5)	(0.1)	(0.2)	0.9
Interest expense	38.4	—	1.2	(0.2)	39.4
Income tax expense (benefit)	1.2	14.3	(4.9)	—	10.6
Net income	$11.2	$37.9	$3.6	$—	$52.7
Investment in unconsolidated affiliates	$—	$409.2	$23.6	$—	$432.8
Total assets	$11,248.2	$415.4	$521.6	$(396.5)	$11,788.7

Three Months Ended March 31, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$431.3	$—	$—	$—	$431.3
Cost of sales	135.0	—	—	—	135.0
Other operation and maintenance	121.0	0.6	(1.6)	—	120.0
Depreciation and amortization	94.4	—	—	—	94.4
Taxes other than income	23.9	0.1	1.6	—	25.6
Operating income (loss)	57.0	(0.7)	—	—	56.3
Equity in losses of unconsolidated affiliates (A)	—	(746.5)	—	—	(746.5)
Other income	1.8	—	1.3	(1.0)	2.1
Interest expense	36.9	—	2.4	(1.0)	38.3
Income tax expense (benefit)	2.0	(179.2)	(57.4)	—	(234.6)
Net income (loss)	$19.9	$(568.0)	$56.3	$—	$(491.8)
Investment in unconsolidated affiliates	$—	$348.0	$19.5	$—	$367.5
Total assets	$10,030.7	$353.4	$252.9	$(266.1)	$10,370.9
(A) In 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Note 4.

14.Commitments and Contingencies

Except as set forth below, in Note 15 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 15 and 16 to the financial statements included in the Registrants' 2020 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' material commitments and contingent liabilities.

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

Other

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the condensed financial statements. At the present time, based on currently available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their condensed financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows.

15.Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 16 to the financial statements included in the Registrants' 2020 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

APSC Proceedings

Arkansas 2020 Formula Rate Plan Filing

In October 2020, OG&E filed its third evaluation report under its Formula Rate Plan, and on January 28, 2021, OG&E entered into a non-unanimous settlement agreement with the APSC General Staff and the Office of the Arkansas Attorney General. The only non-signatory to the settlement agreement agreed not to oppose the settlement. The settlement agreement included a revenue increase of $6.7 million, which is the maximum amount statutorily allowed in this filing. Additionally, the settling parties did not object to OG&E's request for a finding that the Arkansas Series II grid modernization projects included in this filing are prudent in cost. On March 9, 2021, the APSC issued a final order approving the non-unanimous settlement agreement, and new rates became effective April 1, 2021.

OCC Proceedings

Oklahoma Grid Enhancement Plan

In November 2020, the OCC issued a final order approving a Joint Stipulation and Settlement Agreement that allows for interim recovery of OG&E's costs associated with its grid enhancement plan. The approved agreement included the following key terms: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2020 and 2021, capped at a revenue requirement of $7.0 million annually and only include communication, automation and technology systems projects; (ii) no operation and maintenance expense will be included in the rider mechanism; (iii) the rider mechanism will terminate by the issuance of a final order in OG&E's next general rate review or October 31, 2022, whichever occurs first; (iv) the rider mechanism rate of return will be capped at OG&E's current cost of capital; and (v) all cost recovery is subject to true-up and refund in OG&E's next general rate review. The rider mechanism became effective on February 1, 2021.

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
In February 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. In March 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The appeal was argued on April 14, 2021 and will likely be decided before the court's current term ends in August 2021.
The Registrants cannot predict the outcome of this proceeding based on currently available information, and as of March 31, 2021 and at present time, the Registrants have not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

In January 2020, the FERC acted on an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery, and rejected the proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest. The SPP resubmitted a proposal in April 2020 without this limited recovery, and with the alternative rate mechanism, and the FERC approved it in June 2020, effective July 1, 2020. No party sought rehearing of the order, and it is now final. This order would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor. All of the existing projects that are eligible to receive revenue credits under Attachment Z2, which includes the $13.0 million at issue in OG&E's appeal as discussed above, will continue to do so.

APSC Proceedings

Disconnection Procedures Related to COVID-19

In September 2020, the APSC issued Order No. 9 inviting comments from all jurisdictional utilities and any other interested stakeholders on specific questions related to whether a moratorium on service terminations should be lifted and if so, how the resumption of disconnections should occur. The APSC also ordered utilities to submit a detailed "Transitional Plan" outlining how utilities propose to reinstate routine service disconnection activities and collection of past due amounts once the moratorium is lifted. OG&E submitted its proposed Transitional Plan in October 2020. The APSC General Staff thereafter filed reports for utilities that set forth recommendations as to the form of notice that should occur prior to lifting the moratorium and resuming disconnections, as well as payment arrangements that should be made available to customers.

On February 8, 2021, the APSC issued Order No. 15 announcing a target date of May 3, 2021 to lift the moratorium on disconnections and requiring certain conditions and requirements that utilities must meet before disconnections may resume. Such requirements include, among other things, immediate communication to customers, notice periods for disconnections and deferred payment arrangements. On March 26, 2021, the APSC issued Order No. 18 confirming the lifting of the moratorium on disconnections on May 3, 2021 and directing utilities to take specific steps prior to resuming disconnections.

February 2021 Extreme Cold Weather Event

In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices. On April 1, 2021, OG&E filed with the APSC a Motion for Authority to Establish Special Regulatory Treatment within the Energy Cost Recovery Rider to Defer Extraordinary Fuel Costs Incurred Due to the February 2021 extreme cold weather event. More specifically, OG&E's Motion sought approval to defer, amortize and recover the extraordinary fuel costs over a ten-year period with a carrying charge of OG&E's pre-tax rate of return of 6.60 percent, through a special factor within OG&E's Energy Cost Recovery Rider beginning with the first billing cycle of May 2021. On April 13, 2021, the APSC issued Order No. 18 allowing OG&E interim recovery at an interest rate equal to the customer deposit interest rate, which is currently 0.8 percent, over a period of ten years beginning with the first billing cycle of May 2021. Recovery is subject to a true-up after the APSC determines the appropriate allocation, length of recovery and carrying charge. Such determinations are expected to be made by the APSC later this year. On May 4, 2021, OG&E filed testimony further supporting its 10-year amortization period and a carrying charge of OG&E's pre-tax rate of return of 6.60 percent. OG&E has recorded $102.4 million related to the Arkansas jurisdictional portion of the February 2021 extreme cold weather event fuel costs, which is primarily included within Fuel Clause Under Recoveries in the balance sheets as of March 31, 2021 and will be reclassified to a new regulatory asset in the subsequent period based on the APSC order received in April 2021.

In April 2021, Arkansas enacted legislation to amend its storm recovery securitization statute to allow for both electric and gas utilities to recover through securitization extraordinary natural gas, fuel and purchased power costs caused by storms. The amended statute authorizes the APSC to issue a financing order for the issuance of securitization bonds upon a finding it is reasonably expected to lower overall costs or mitigate rate impacts as compared with traditional utility financing. Upon the initiation of a securitization application, the APSC has 135 days to issue an order. The requesting utility has two years from the date of the financing order to issue the securitization bonds. The amended statute allows carrying costs at a utility's weighted average cost of capital from the date of when the costs were incurred until the date when bonds are ultimately issued. OG&E is evaluating the potential securitization recovery of the Arkansas jurisdictional portion of the February 2021 extreme cold weather event costs and intends to apply for securitization if it is deemed to strike the right balance between protecting the credit strength of OG&E and providing customer savings.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $20.1 million to $27.8 million for all five cases, of which $1.8 million to $2.8 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

October 2020 Storm Examination

In October 2020, a major ice storm moved through OG&E's service territory which caused significant damage to the system. In November 2020, the Public Utility Division of the OCC initiated an examination and review of all distribution utilities and cooperatives affected by the storm into the mitigation efforts, restoration processes and proposed improvements for future related or similar events. Respondents are required to provide certain information related to the examination, and the OCC may request additional relief as the examination proceeds. No procedural schedule has been proposed currently; however, OG&E is responding to discovery requests.

February 2021 Extreme Cold Weather Event

In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices. On February 24, 2021, OG&E submitted an application to the OCC outlining a two-step approach for regulatory treatment for the fuel and purchased power costs associated with the unprecedented weather event. The steps included: (i) an intra-year fuel clause increase to be effective April 1, 2021; and (ii) a request for regulatory asset treatment at OG&E's weighted average cost of capital for the remaining fuel and purchased power costs. On March 18, 2021, the OCC approved OG&E's filing to establish a regulatory asset. The approval allowed OG&E to create a regulatory asset for all deferred costs with an initial carrying charge based on the effective cost of the debt financing, until such time where the prudency of this event is evaluated, the amortization period is decided on and a long-term carry cost is established. As of March 31, 2020, OG&E has deferred $829.4 million to the regulatory asset, as indicated in Note 1.

In April 2021, Oklahoma enacted legislation to allow for the securitization of costs incurred during the February 2021 extreme cold weather event. The new statute authorizes the OCC to issue a financing order for the issuance of securitization bonds after consideration of certain factors, including but not limited to, mitigated impacts and savings for customers through the use of ratepayer-backed securitization bonds as compared to traditional utility financing. The OCC must issue a financing order within 180 days after receiving all necessary information required by the statute. Under the statute, the Oklahoma Development Finance Authority is responsible for issuing the securitization bonds within two years from the date of the financing order. Carrying costs will be included at a rate and time determined by the OCC and continue until the bonds are issued. On April 26, 2021, OG&E filed an application pursuant to the Act seeking OCC approval to securitize its costs related to the February 2021 extreme cold weather event and to receive an interim carrying charge. OG&E expects to provide the requisite information to support the application by the end of the second quarter of 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south-central U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

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

Enable. OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Enable. The investment in Enable is held through wholly-owned subsidiaries and ultimately OGE Holdings. Formed in 2013, Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. Enable's general partner is equally controlled by OGE Energy and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, OGE Energy accounts for its interest in Enable using the equity method of accounting. As disclosed in OGE Energy's 2020 Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19, including negative impacts on demand and commodity prices, could exacerbate these risks. If any of those risks were to occur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

In February 2021, Enable entered into a definitive merger agreement with Energy Transfer, which is further discussed under "Recent Developments - Enable Merger Agreement with Energy Transfer" below and in Note 4 within "Item 1. Financial Statements." For a discussion of risks related to the Enable and Energy Transfer merger, see "Item 1A. Risk Factors" in OGE Energy's 2020 Form 10-K.

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

Recent Developments

Enable Merger Agreement with Energy Transfer

In February 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units. In April 2021, CenterPoint and OGE Energy, who collectively own approximately 72.9 percent of Enable's common units, delivered written consents approving the merger agreement, and those consents are sufficient to approve the merger. The transaction also is subject to the receipt of anti-trust approvals and other customary closing conditions. The transaction is anticipated to close in 2021. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns. OGE Energy expects to incur transaction costs for investment bankers, advisors and attorneys as part of the transaction.

The quarterly distribution currently received from Enable is expected to be replaced by dividends received from Energy Transfer. OGE Energy does not expect significant changes to its cash requirements for funding operations or capital expenditures as a result of the merger between Enable and Energy Transfer. Assuming the successful completion of the merger, OGE Energy intends to exit the midstream segment in a prudent manner.

February 2021 Extreme Cold Weather Event

In February 2021, OG&E's service territory experienced an unprecedented, prolonged, cold spell that resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices. Both the OCC and APSC have approved regulatory mechanisms for OG&E's recovery of the significant fuel and purchased power costs associated with the unprecedented weather event, as further discussed in Note 15 within "Item 1. Financial Statements." As of March 31, 2021, OG&E has recorded a $829.4 million regulatory asset for the Oklahoma jurisdictional portion of fuel and purchased power costs incurred during this extreme weather event. OG&E has also recorded $102.4 million related to the Arkansas jurisdictional portion of the fuel and purchased power costs, which is primarily included within Fuel Clause Under Recoveries in the balance sheets as of March 31, 2021.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the significant fuel and purchased power costs incurred during the extreme cold weather event. Further discussion can be found in Note 11 within "Item 1. Financial Statements." The Oklahoma and Arkansas legislatures have both passed legislation that would help alleviate the immediate burden on customers and OGE Energy by securitizing the cost impacts from this extreme winter event. The securitization of these costs could spread out the recovery of the costs over a longer period of time at a lower finance carrying charge. On April 26, 2021, OG&E filed an application seeking OCC approval to securitize its costs related to the February 2021 extreme cold weather event. Further discussion can be found in Note 15 within "Item 1. Financial Statements."

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. In an effort to contain COVID-19 or slow its spread, the U.S. federal, state and local governments enacted various measures, including orders to close or place restrictions on businesses not deemed "essential," enact "shelter in place" restrictions on residents and practice social distancing when engaging in essential activities. Since May 2020, there have been no Oklahoma City-wide or Oklahoma state-wide "shelter in place" restrictions. Currently, COVID-19 vaccines are available to all Oklahoma and Arkansas residents, depending upon the age requirements of the particular vaccine, and the Registrants have provided on-site access to COVID-19 vaccines to their members. The Registrants' top priority is to protect their employees and their families, as well as their customers. The Registrants are taking precautionary measures as directed by health authorities and local and national governments and continue to monitor the outbreak of COVID-19 and whether any occupancy reductions or closures are necessary to help ensure the health and safety of their employees and customers. The OCC and the APSC both issued accounting orders allowing the Registrants to defer for recovery the incremental costs incurred for pandemic-related safety measures and the incremental bad debt resulting from COVID-19, as

OG&E continues to adjust its reserve on accounts receivable to incorporate concerns of continued slower payment due to unemployment. These orders are further discussed in Note 15 within "Item 1. Financial Statements" and in the Registrants' 2020 Form 10-K.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 15 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

OGE Energy's net income was $52.7 million, or $0.26 per diluted share, during the three months ended March 31, 2021 as compared to a net loss of $491.8 million, or $2.46 per diluted share, during the same period in 2020. The increase in net income of $544.5 million, or $2.72 per diluted share, is further discussed below.

•Net income at OGE Holdings of $37.9 million, or $0.19 per diluted share of OGE Energy's common stock, during the three months ended March 31, 2021 compared to a net loss of $568.0 million, or $2.84 per diluted share of OGE Energy's common stock, during the three months ended March 31, 2020. The increase was primarily due to the 2020 impact of equity in earnings of Enable related to the impairment of OGE Energy's investment in Enable, partially offset by a decrease in income tax benefit related to this impairment charge. The increase in equity in earnings of Enable was also impacted by increased net income from Enable's transportation and storage business resulting from higher average natural gas sales prices.
•A decrease in net income at OG&E of $8.7 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to lower gross margin driven by losses from the guaranteed flat bill program during the February 2021 extreme cold weather event, higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding, partially offset by lower other operation and maintenance expense.
•A decrease in net income of other operations (holding company) of $52.7 million, or $0.27 per diluted share of OGE Energy's common stock, was primarily due to a lower income tax benefit driven by the 2020 impairment of OGE Energy's investment in Enable. The income tax benefit impact was due to a consolidating income tax adjustment related to the interim period that was eliminated in the ordinary course of business over the remainder of 2020.

2021 Outlook

OG&E's 2021 earnings guidance remains unchanged and is between $352 million to $373 million, or $1.76 to $1.86 per average diluted share. Based on first quarter 2021 results, including the impacts of the February 2021 extreme cold weather event and strong mitigation efforts, OG&E's full year earnings are currently projected to be in the lower half of this range. The guidance assumes, among other things, approximately 200 million average diluted shares outstanding and normal weather for the year. As indicated in its 2020 Form 10-K, OGE Energy is not issuing 2021 consolidated earnings guidance due to Enable not issuing an earnings outlook due to the announced merger between Enable and Energy Transfer. See OGE Energy's 2020 Form 10-K for other key factors and assumptions underlying its 2021 guidance.

Non-GAAP Financial Measures

OG&E

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income except for the portion of fuel and purchased power costs related to customers under the guaranteed flat bill program. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2021 and 2020, see "OG&E (Electric Utility) Results of Operations" below.

Enable

Gross margin is defined by Enable as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas and NGLs that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Gross margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, OGE Energy believes gross margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. Enable's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2021 and 2020, see "OGE Holdings (Natural Gas Midstream Operations) Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three months ended March 31, 2021 as compared to the same period in 2020 and the Registrants' financial position at March 31, 2021. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
OGE Energy	March 31,
(In millions except per share data)	2021	2020
Net income (loss)	$52.7	$(491.8)
Basic average common shares outstanding	200.1	200.2
Diluted average common shares outstanding	200.1	200.2
Basic earnings (loss) per average common share	$0.26	$(2.46)
Diluted earnings (loss) per average common share	$0.26	$(2.46)
Dividends declared per common share	$0.40250	$0.38750

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net income (loss):
OG&E (Electric Utility)	$11.2	$19.9
OGE Holdings (Natural Gas Midstream Operations) (A)	37.9	(568.0)
Other operations (A)(B)	3.6	56.3
OGE Energy net income (loss)	$52.7	$(491.8)
(A)In 2020, OGE Energy recorded a $780.0 million impairment ($589.6 million after tax) on its investment in Enable, as further discussed in Note 4 within "Item 1. Financial Statements." Other operations' 2020 results included a $52.8 million tax benefit impact due to a consolidating tax adjustment related to the interim period that eliminated in the ordinary course of business over the remainder of the year.
(B)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Operating revenues	$1,630.6	$431.3
Cost of sales	1,346.8	135.0
Other operation and maintenance	110.3	121.0
Depreciation and amortization	98.7	94.4
Taxes other than income	25.7	23.9
Operating income	49.1	57.0
Allowance for equity funds used during construction	1.3	1.3
Other net periodic benefit expense	(0.9)	(0.5)
Other income	1.7	1.5
Other expense	0.4	0.5
Interest expense	38.4	36.9
Income tax expense	1.2	2.0
Net income	$11.2	$19.9
Operating revenues by classification:
Residential	$573.3	$172.3
Commercial	309.7	94.1
Industrial	147.7	42.6
Oilfield	161.3	39.0
Public authorities and street light	123.9	35.6
Sales for resale	—	(0.1)
System sales revenues	1,315.9	383.5
Provision for rate refund	—	(0.6)
Integrated market	302.1	7.2
Transmission	36.3	34.2
Other	(23.7)	7.0
Total operating revenues	$1,630.6	$431.3
Reconciliation of gross margin to revenue:
Operating revenues	$1,630.6	$431.3
Cost of sales	1,346.8	135.0
Gross margin	$283.8	$296.3
MWh sales by classification (In millions)
Residential	2.5	2.2
Commercial	1.5	1.5
Industrial	1.0	1.1
Oilfield	1.0	1.1
Public authorities and street light	0.6	0.6
System sales	6.6	6.5
Integrated market	0.3	0.3
Total sales	6.9	6.8
Number of customers	871,494	859,628
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	43.843	1.663
Coal	1.786	1.905
Total fuel	21.168	1.529
Total fuel and purchased power	18.401	1.886
Degree days (A)
Heating - Actual	2,066	1,649
Heating - Normal	1,800	1,800
Cooling - Actual	6	23
Cooling - Normal	13	13
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

OG&E's net income decreased $8.7 million, or 43.7 percent, during the three months ended March 31, 2021, as compared to the same period in 2020. The following section discusses the primary drivers for the decrease in net income during the three months ended March 31, 2021, as compared to the same period in 2020.
Operating revenues increased $1.2 billion, primarily due to increased cost of sales as a result of the February 2021 extreme cold weather event and related extremely high fuel costs. Cost of sales are typically recovered from customers.
Gross margin decreased $12.5 million, or 4.2 percent, primarily driven by the below factors.

(In millions)	$ Change
Guaranteed flat bill program (A)	$(31.6)
Industrial and oilfield sales	(1.4)
Non-residential demand and related revenues	(1.0)
Price variance	10.5
Quantity impacts (primarily weather) (B)	7.7
New customer growth	1.8
Other	1.5
Change in gross margin	$(12.5)
(A)Decreased primarily due to the loss from the guaranteed flat bill program related to the February 2021 extreme cold weather event. The guaranteed flat bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which resulted in those customers not being allocated incremental fuel and purchased power costs incurred during the February 2021 extreme cold weather event.
(B)Increased primarily due to a 25.3 percent increase in heating degree days.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $1.2 billion, primarily driven by the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$672.1	*
Purchased power costs:
Purchases from SPP (B)	537.6	*
Wind (C)	(1.2)	(8.5)%
Other	3.2	—%
Transmission expense	0.1	0.5%
Change in cost of sales	$1,211.8
*Change is greater than 100 percent variance.
(A)Increased primarily due to higher fuel costs related to the February 2021 extreme cold weather event.
(B)Increased primarily due to higher market prices as a result of increased fuel costs related to the February 2021 extreme cold weather event.
(C)Decreased primarily due to a decrease of 12.5 percent in MWs purchased.

Other operation and maintenance expense decreased $10.7 million, or 8.8 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Corporate overheads and allocations	$(5.1)	(14.3)%
Capitalized labor	(3.4)	11.8%
Payroll and benefits	(3.1)	(4.8)%
Other	(2.4)	(6.3)%
Contract technical and construction services	3.3	33.1%
Change in other operation and maintenance expense (A)	$(10.7)
(A) OG&E has been focused on reducing other operation and maintenance activities in light of COVID-19.

Depreciation and amortization expense increased $4.3 million, or 4.6 percent, primarily due to additional assets being placed into service.

Taxes other than income increased $1.8 million, or 7.5 percent, primarily due to increased ad valorem taxes.

Interest on long-term debt increased $1.8 million, or 4.9 percent, primarily due to increased long-term debt outstanding.
Income tax expense decreased $0.8 million, or 40.0 percent, primarily due to lower pretax income, partially offset by reduced tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues	$—	$—
Cost of sales	—	—
Other operation and maintenance	0.4	0.6
Depreciation and amortization	—	—
Taxes other than income	0.1	0.1
Operating loss	(0.5)	(0.7)
Equity in earnings (losses) of unconsolidated affiliates (A)	53.2	(746.5)
Other expense	0.5	—
Income (loss) before taxes	52.2	(747.2)
Income tax expense (benefit)	14.3	(179.2)
Net income (loss) attributable to OGE Holdings	$37.9	$(568.0)
(A)In 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Note 4 within "Item 1. Financial Statements."

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

Enable Results of Operations and Operating Data

The following section presents summarized financial information of Enable for the three months ended March 31, 2021 and 2020 and related discussion of the primary drivers for the changes during the period.

	Three Months Ended
	March 31,
(In millions)	2021	2020
Reconciliation of gross margin to revenue:
Total revenues	$970	$648
Cost of natural gas and NGLs	519	226
Gross margin	$451	$422
Operating income	$206	$146
Net income	$155	$103

	Three Months Ended
	March 31,
	2021	2020
Natural gas gathered volumes - TBtu/d	4.09	4.52
Natural gas processed volumes - TBtu/d (A)	2.06	2.44
NGLs sold - MBbl/d (B)	119.86	121.32
Crude oil and condensate gathered volumes - MBbl/d	113.79	141.25
Transported volumes - TBtu/d	6.10	6.56
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate. NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net income was $37.9 million compared to net loss of $568.0 million during the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to the 2020 impact of the impairment of OGE Energy's investment in Enable, as discussed in Note 4 within "Item 1. Financial Statements." OGE Holdings' net income during the three months ended March 31, 2021 was also impacted by an increase in Enable's net income.

The following table presents summarized information regarding Enable's income statement changes for the three months ended March 31, 2021, as compared to the same period in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. See Note 4 within "Item 1. Financial Statements" for further discussion of OGE Energy's equity investment in Enable. The increase in Enable's net income was primarily driven by the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Gross margin	$29.0	$7.4
Impairments of property, plant and equipment and goodwill (A)	$(28.0)	$4.4
Operation and maintenance, General and administrative	$(5.0)	$1.3
Depreciation and amortization	$2.0	$(0.5)
(A)Included in the $28.0 million of impairments recorded by Enable in 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Enable's gathering and processing business segment reported a decrease in operating income of $10.0 million for the three months ended March 31, 2021, as compared to the same period in 2020. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three months ended March 31, 2021, as compared to the same period in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The decrease in Enable's gathering and processing business segment operating income was primarily driven by the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Gross margin	$(40.0)	$(10.2)
Impairments of property, plant and equipment and goodwill (A)	$(28.0)	$4.4
Operating and maintenance, General and administrative	$(2.0)	$0.5
(A)Included in the $28.0 million of impairments recorded by Enable in 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Gathering and processing gross margin decreased for the three months ended March 31, 2021 primarily due to:

•a decrease in changes in the fair value of natural gas, condensate and NGL derivatives;
•an increase in realized losses on natural gas, condensate and NGL derivatives;
•a decrease in revenues from natural gas sales less the cost of natural gas due to higher intra-month natural gas purchase costs during the extreme cold weather event;
•a decrease in natural gas gathering fees due to lower gathered volumes, inclusive of volume curtailments and production freeze-offs related to the extreme cold weather event, partially offset by higher assessed producer imbalance penalties; and
•a decrease in crude oil, condensate and produced water gathering revenues primarily due to a decrease in gathered crude oil and condensate volumes in the Anadarko Basin, partially offset by an increase in gathered crude oil volumes in the Williston Basin; partially offset by
•an increase in revenues from NGL sales less the cost of NGLs primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane, partially offset by lower processed volumes; and
•an increase in processing service fees due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements.

Enable's transportation and storage business segment reported an increase in operating income of $70.0 million for the three months ended March 31, 2021, as compared to the same period in 2020. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three months ended March 31, 2021, as compared to the same period in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The increase in Enable's transportation and storage business segment operating income was primarily driven by the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Gross margin	$69.0	$17.6
Operation and maintenance, General and administrative	$(3.0)	$0.8
Depreciation and amortization	$2.0	$(0.5)

Transportation and storage gross margin increased for the three months ended March 31, 2021 primarily due to:

•an increase in system management activities primarily due to higher average natural gas sales prices;
•an increase in volume-dependent transportation and storage revenues due to an increase in assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes due to decreased production activity in the Anadarko Basin, inclusive of disruptions in natural gas supply associated with the extreme cold weather event and the recognition in 2020 of revenue upon the settlement of a certain rate case with no comparable item in 2021;
•a reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories; partially offset by
•a decrease in firm transportation and storage services due to the recognition in 2020 of previously reserved revenue upon the settlement of a certain rate case with no comparable item in 2021, partially offset by higher interstate contracted capacity; and
•a decrease in changes in the fair value of natural gas derivatives.

OGE Holdings' income tax expense was $14.3 million during the three months ended March 31, 2021, as compared to income tax benefit of $179.2 million during the same period in 2020. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded in 2020 on OGE Energy's investment in Enable, partially offset by state deferred tax adjustments related to OGE Energy's investment in Enable.

Off-Balance Sheet Arrangements

There have been no significant changes in OGE Energy's off-balance sheet arrangements from those discussed in its 2020 Form 10-K. OGE Energy has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Three Months Ended
	March 31,		2021 vs. 2020
(Dollars in millions)	2021	2020	$ Change	% Change
Net cash (used in) provided from operating activities (A)	$(940.2)	$103.9	$(1,044.1)	*
Net cash used in investing activities (B)	$(159.0)	$(124.9)	$(34.1)	27.3%
Net cash provided from financing activities (C)	$1,098.1	$166.9	$931.2	*
* Change is greater than 100 percent variance.
(A)Decreased primarily due to an increase in vendor payments, including payments for fuel and purchased power related to the February 2021 extreme cold weather event.
(B)Increased primarily due to grid modernization projects at OG&E as well as timing of plant outages.
(C)Increased primarily due to an increase in short-term debt to provide additional liquidity for the increased fuel and purchased power costs incurred by OG&E related to the February 2021 extreme cold weather event.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at March 31, 2021 compared to December 31, 2020.

Accounts Receivable and Accrued Unbilled Revenues decreased $26.0 million, or 11.5 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower seasonal usage in March 2021 as compared to December 2020.

Fuel Clause Recoveries decreased $104.9 million, primarily due to the Arkansas jurisdictional portion of the February 2021 fuel costs related to the extreme cold weather event along with decreased customer collections. The Oklahoma jurisdictional portion of the February 2021 fuel costs were deferred to a regulatory asset as discussed in Note 15 within "Item 1. Financial Statements."

Short-term Debt increased $1.2 billion primarily due to OGE Energy borrowing $1.0 billion in March 2021 under its term loan agreement to provide additional liquidity for the increased fuel and purchased power costs incurred as a result of the February 2021 extreme cold weather event. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accrued Taxes decreased $18.0 million, or 32.3 percent, primarily due to the timing of ad valorem payments and tax accruals.

Accrued Compensation decreased $6.8 million, or 21.9 percent, primarily due to 2020 incentive compensation payouts that occurred in the first quarter of 2021, partially offset by 2021 accruals.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2021 through 2025 are presented in the following table. Estimated capital expenditures for Enable are not included. Additional capital expenditures beyond those identified below, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the resultant customer benefits as well as their impact upon achieving OGE Energy's financial objectives.

(In millions)	2021	2022	2023	2024	2025	Total
Transmission	$80	$110	$115	$105	$125	$535
Oklahoma distribution	300	290	265	300	300	1,455
Arkansas distribution	25	20	20	20	20	105
Generation	100	85	125	125	130	565
Oklahoma Grid Advancement	185	180	185	185	185	920
Subscription Solar Plan	20	20	20	20	20	100
Other	65	80	80	80	80	385
Total	$775	$785	$810	$835	$860	$4,065

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings and distributions from Enable (and assuming the merger transaction closes, Energy Transfer) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for OGE Energy and $450.0 million for OG&E), which can also be used as letter of credit facilities. The following table presents information about OGE Energy's revolving credit agreements at March 31, 2021.

(Dollars in millions)	March 31, 2021
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.00%
Net available liquidity under revolving credit agreements	$621.6
Balance of cash and cash equivalents	$—

The following table presents information about OGE Energy's total short-term debt activity for the three months ended March 31, 2021.

(Dollars in millions)	Three Months Ended March 31, 2021
Average balance of short-term debt	$425.6
Weighted-average interest rate of average balance of short-term debt	0.47%
Maximum month-end balance of short-term debt	$1,278.1

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement to provide additional liquidity to help cover the increased fuel and purchased power costs incurred by OG&E during the February 2021 extreme cold weather event. See Note 11 within "Item 1. Financial Statements" for further discussion of the Registrants' short-term debt activity.

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

On March 1, 2021, Moody's Investors Service revised their ratings outlook on both OGE Energy and OG&E from stable to negative. Moody's Investors Service indicated that the negative outlook on OGE Energy's rating is consistent with OG&E's and reflects the increased regulatory uncertainty related to the recovery timeline of the cost incurred to procure fuel and purchased power during the February 2021 extreme cold weather event.

On March 3, 2021, S&P's Global Ratings revised their ratings outlook on both OGE Energy and OG&E from stable to negative. S&P's Global Ratings indicated that the revised outlooks reflect their expectation for weaker financial measures directly associated with the significant increase in fuel and purchased power costs as a result of the extreme winter weather in February 2021, the uncertainty regarding timely recovery of those costs and the associated refinancing risk related to the 364-day $1.0 billion term loan. For OGE Energy, S&P's Global Ratings indicated the revised outlook also reflects their expectation of execution risk associated with the closing of Energy Transfer's acquisition of Enable.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three months ended March 31, 2021, Enable made a distribution of $18.3 million to OGE Energy.

Critical Accounting Policies and Estimates

The condensed financial statements and notes thereto contain information that is pertinent to Management's Discussion and Analysis. In preparing the condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the condensed financial statements. The Registrants believe they have taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Registrants that could result if actual results vary from the assumptions and estimates.

In management's opinion, the areas where the most significant judgment is exercised for the Registrants include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. For OGE Energy, significant judgment is also exercised in the determination of any impairment of equity method investments. The selection, application and disclosure of the critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2020 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the condensed financial statements. At the present time, based on available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their condensed financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 14 and 15 within "Item 1. Financial Statements" for further discussion of the Registrants' commitments and contingencies.

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

President Biden has taken a number of actions that affect environmental regulations adopted by the Trump administration, including issuance of an executive order that instructs the EPA and other executive agencies to review certain rules that affect OG&E with a view to achieving nationwide reductions in greenhouse gas emissions. OG&E is monitoring these actions which are in the preliminary stages of being implemented. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. On October 30, 2020, the EPA published a proposed rule to revise the 2016 update rule and address the 2019 remand. The final version of the remanded rule was published in the Federal Register on April 30, 2021 with an effective date of June 29, 2021. Consistent with the proposal, the EPA does not require additional reductions in the emissions budget for Oklahoma based on a determination that the state does not cause or contribute to nonattainment of the ambient air quality standards in the relevant downwind areas.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On April 16, 2020, the EPA released a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today. Petitions for judicial review of the final May 2020 rule have been filed at the D.C. Circuit Court. The consolidated challenges are being held in abeyance pending the EPA's review of the 2020 rule.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2021, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere. On April 22, 2021, President Biden announced a target for the U.S. in association with the United Nations' "Paris Agreement" on climate change. The target consists of a 50 to 52 percent reduction from 2005 levels in economy-wide net greenhouse gas emissions in 2030. President Biden also has stated that a goal of his administration is to see the electric power industry fully decarbonized by 2035. The details of these announcements are not available and the impact to OG&E, if any, is currently unknown. Such initiatives may result in future additional greenhouse gas emissions reductions in the U.S.; however, it is not possible to determine what the U.S. standards for greenhouse gas emissions will be in the future or the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.
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

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. OG&E obtains refunds from the recycling of scrap metal, salvaged transformers and used transformer oil. Additional savings are expected to be gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Registrants from those discussed in the Registrants' 2020 Form 10-K.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2020 Form 10-K for a description of certain legal proceedings presently pending. Except as described under "Environmental Laws and Regulations" within "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2020 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
10.01
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
10.02
First Amendment dated as of January 12, 2021, to Credit Agreement dated as of March 8, 2017, by and among OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Mizuho Bank, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed January 14, 2021 (File No. 1-12579) and incorporated by reference herein).
X
10.03
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
X
10.04
Support Agreement dated February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and OGE Energy Corp. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed February 18, 2021 (File No. 1-12579) and incorporated by reference herein).
X
10.05
Term Loan Agreement dated as of March 5, 2021 by and among OGE Energy Corp. and Wells Fargo, National Bank, as Administrative Agent, and the lenders from time to time parties thereto. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed March 9, 2021 (File No. 1-12579) and incorporated by reference herein).
X
10.06
Intercompany Note dated as of March 5, 2021 by and between Oklahoma Gas and Electric Company and OGE Energy Corp. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed March 9, 2021 (File No. 1-12579) and incorporated by reference herein).
		X	X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.01+	Unaudited pro forma condensed consolidated financial information for the year ended December 31, 2020, the three months ended March 31, 2021 and as of March 31, 2021.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Schema Document.	X	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X	X
101.DEF	Inline XBRL Definition Linkbase Document.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

+ Represents exhibits filed herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

OGE ENERGY CORP.
OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By:	/s/ Sarah R. Stafford
Sarah R. Stafford
Controller and Chief Accounting Officer
(On behalf of the Registrants and in her capacity as Chief Accounting Officer)

May 5, 2021