Form 10-Q
period 2021-06-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2021-08-05
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
OGE Energy Corp. ☐  Yes  ☑ No        Oklahoma Gas and Electric Company ☐  Yes  ☑ No

At June 30, 2021, there were 200,174,361 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At June 30, 2021, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 31, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
ISO	Independent system operator
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOPR	Notice of proposed rulemaking
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
RTO	Regional transmission organization
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$564.5	$492.0	$2,185.5	$912.4
Other revenues	12.9	11.5	22.5	22.4
Operating revenues	577.4	503.5	2,208.0	934.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	200.0	137.4	1,546.8	272.4
OPERATING EXPENSES
Other operation and maintenance	119.2	117.5	228.5	237.5
Depreciation and amortization	102.9	97.3	201.6	191.7
Taxes other than income	25.8	25.9	53.0	51.5
Operating expenses	247.9	240.7	483.1	480.7
OPERATING INCOME	129.5	125.4	178.1	181.7
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	33.5	26.9	86.7	(719.6)
Allowance for equity funds used during construction	1.6	1.3	2.9	2.6
Other net periodic benefit expense	(1.3)	(1.0)	(2.7)	(1.5)
Other income	6.3	14.1	9.3	21.5
Other expense	(6.7)	(12.4)	(8.7)	(18.5)
Net other income (expense)	33.4	28.9	87.5	(715.5)
INTEREST EXPENSE
Interest on long-term debt	37.8	38.8	76.2	75.4
Allowance for borrowed funds used during construction	(0.7)	(0.5)	(1.5)	(1.0)
Interest on short-term debt and other interest charges	2.8	2.5	4.6	4.7
Interest expense	39.9	40.8	79.3	79.1
INCOME (LOSS) BEFORE TAXES	123.0	113.5	186.3	(612.9)
INCOME TAX EXPENSE (BENEFIT)	10.1	27.6	20.7	(207.0)
NET INCOME (LOSS)	$112.9	$85.9	$165.6	$(405.9)
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.2	200.1	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.4	200.5	200.2	200.2
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.56	$0.43	$0.83	$(2.03)
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$0.56	$0.43	$0.83	$(2.03)

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$112.9	$85.9	$165.6	$(405.9)
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of deferred net loss, net of tax of $0.2, $0.3, $0.4 and $0.6, respectively	0.2	1.2	0.8	2.0
Settlement cost, net of tax of $0.6, $0.1, $1.6 and $0.1, respectively	0.6	0.2	3.7	0.2
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.1), ($0.1), ($0.2) and ($0.3), respectively	(0.4)	(0.4)	(0.7)	(0.8)
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	(0.1)	0.1	(0.1)
Other comprehensive gain (loss) from unconsolidated affiliates, net of tax of $0.1, $0.0, $0.1 and ($0.4), respectively	0.2	—	0.3	(1.3)
Other comprehensive income (loss), net of tax	0.7	0.9	4.2	—
Comprehensive income (loss)	$113.6	$86.8	$169.8	$(405.9)

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$165.6	$(405.9)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	201.6	191.7
Deferred income taxes and investment tax credits, net	15.5	(226.7)
Equity in (earnings) losses of unconsolidated affiliates	(86.7)	719.6
Distributions from unconsolidated affiliates	36.7	55.0
Allowance for equity funds used during construction	(2.9)	(2.6)
Stock-based compensation expense	4.8	4.3
Regulatory assets	(879.5)	(6.1)
Regulatory liabilities	(34.4)	(26.7)
Other assets	(5.8)	1.3
Other liabilities	(43.3)	(15.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(41.9)	(35.8)
Income taxes receivable	4.0	10.4
Fuel, materials and supplies inventories	(10.4)	(1.5)
Fuel recoveries	(24.3)	71.9
Other current assets	(5.6)	(10.8)
Accounts payable	(71.1)	(51.2)
Other current liabilities	9.9	(8.0)
Net cash (used in) provided from operating activities	(767.8)	263.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(353.5)	(280.8)
Investment in unconsolidated affiliates	(3.3)	(1.5)
Net cash used in investing activities	(356.8)	(282.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	999.6	297.2
Increase (decrease) in short-term debt	289.5	(37.0)
Dividends paid on common stock	(162.2)	(156.8)
Cash paid for employee equity-based compensation and expense of common stock	(3.4)	(7.2)
Purchase of treasury stock	—	(9.7)
Net cash provided from financing activities	1,123.5	86.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.1)	67.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.1	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$67.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1.1
Accounts receivable, less reserve of $1.8 and $2.6, respectively	173.2	157.8
Accrued unbilled revenues	94.7	67.6
Income taxes receivable	4.1	8.1
Fuel inventories	46.1	36.5
Materials and supplies, at average cost	119.0	116.2
Fuel clause under recoveries	0.4	—
Other	47.1	41.2
Total current assets	484.6	428.5
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	451.7	397.4
Other	90.3	86.7
Total other property and investments	542.0	484.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,582.7	13,296.7
Construction work in progress	181.0	145.5
Total property, plant and equipment	13,763.7	13,442.2
Less: accumulated depreciation	4,188.5	4,067.6
Net property, plant and equipment	9,575.2	9,374.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,278.3	415.6
Other	19.4	16.0
Total deferred charges and other assets	1,297.7	431.6
TOTAL ASSETS	$11,899.5	$10,718.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$384.5	$95.0
Accounts payable	189.8	251.5
Dividends payable	80.6	80.5
Customer deposits	80.9	81.1
Accrued taxes	56.5	55.7
Accrued interest	40.8	40.2
Accrued compensation	36.0	31.1
Fuel clause over recoveries	4.7	28.6
Other	37.5	33.7
Total current liabilities	911.3	697.4
LONG-TERM DEBT	4,495.2	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	179.8	231.4
Deferred income taxes	1,206.5	1,268.6
Deferred investment tax credits	10.9	10.9
Regulatory liabilities	1,259.7	1,188.9
Other	195.3	195.4
Total deferred credits and other liabilities	2,852.2	2,895.2
Total liabilities	8,258.7	7,087.0
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,120.9	1,124.6
Retained earnings	2,547.9	2,544.6
Accumulated other comprehensive loss, net of tax	(27.9)	(32.1)
Treasury stock, at cost	(0.1)	(5.3)
Total stockholders' equity	3,640.8	3,631.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,899.5	$10,718.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	52.7	—	52.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(81.7)	—	(81.7)
Stock-based compensation	—	—	(0.1)	5.2	(6.0)	—	—	(0.8)
Balance at March 31, 2021	200.1	$2.0	—	$(0.1)	$1,116.6	$2,515.6	$(28.6)	$3,605.5
Net income	—	—	—	—	—	112.9	—	112.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(80.6)	—	(80.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2021	200.1	$2.0	—	$(0.1)	$1,118.9	$2,547.9	$(27.9)	$3,640.8

Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(491.8)	—	(491.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.9)	(0.9)
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(79.3)	—	(79.3)
Stock-based compensation	—	—	(0.2)	9.4	(14.5)	—	—	(5.1)
Purchase of treasury stock	—	—	0.2	(9.7)	—	—	—	(9.7)
Balance at March 31, 2020	200.1	$2.0	—	$(0.3)	$1,114.8	$2,465.0	$(28.8)	$3,552.7
Net income	—	—	—	—	—	85.9	—	85.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(77.6)	—	(77.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2020	200.1	$2.0	—	$(0.3)	$1,117.1	$2,473.3	$(27.9)	$3,564.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$564.5	$492.0	$2,185.5	$912.4
Other revenues	12.9	11.5	22.5	22.4
Operating revenues	577.4	503.5	2,208.0	934.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	200.0	137.4	1,546.8	272.4
OPERATING EXPENSES
Other operation and maintenance	118.3	117.7	228.6	238.7
Depreciation and amortization	102.9	97.3	201.6	191.7
Taxes other than income	25.0	25.0	50.7	48.9
Operating expenses	246.2	240.0	480.9	479.3
OPERATING INCOME	131.2	126.1	180.3	183.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.6	1.3	2.9	2.6
Other net periodic benefit expense	(1.2)	(1.0)	(2.1)	(1.5)
Other income	1.1	1.1	2.8	2.6
Other expense	(0.3)	(0.9)	(0.7)	(1.4)
Net other income	1.2	0.5	2.9	2.3
INTEREST EXPENSE
Interest on long-term debt	37.4	38.8	75.8	75.4
Allowance for borrowed funds used during construction	(0.7)	(0.5)	(1.5)	(1.0)
Interest on short-term debt and other interest charges	1.2	1.0	2.0	1.8
Interest expense	37.9	39.3	76.3	76.2
INCOME BEFORE TAXES	94.5	87.3	106.9	109.2
INCOME TAX EXPENSE	9.4	8.4	10.6	10.4
NET INCOME	$85.1	$78.9	$96.3	$98.8
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$85.1	$78.9	$96.3	$98.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96.3	$98.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	201.6	191.7
Deferred income taxes and investment tax credits, net	10.3	6.7
Allowance for equity funds used during construction	(2.9)	(2.6)
Stock-based compensation expense	1.0	1.6
Regulatory assets	(879.5)	(6.1)
Regulatory liabilities	(34.4)	(26.7)
Other assets	(1.4)	(2.3)
Other liabilities	(38.3)	(7.0)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(43.9)	(34.2)
Fuel, materials and supplies inventories	(10.4)	(1.5)
Fuel recoveries	(24.3)	71.9
Other current assets	(1.3)	(6.8)
Accounts payable	(66.4)	(45.6)
Income taxes payable - parent	2.6	5.0
Other current liabilities	8.2	(19.0)
Net cash (used in) provided from operating activities	(782.8)	223.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(353.5)	(280.8)
Net cash used in investing activities	(353.5)	(280.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from OGE Energy	530.0	—
Proceeds from long-term debt	499.8	297.2
Changes in advances with parent	106.5	(172.8)
Net cash provided from financing activities	1,136.3	124.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	67.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$67.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2021	2020
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.8 and $2.6, respectively	$173.2	$156.3
Accrued unbilled revenues	94.7	67.7
Advances to parent	118.0	272.0
Fuel inventories	46.1	36.5
Materials and supplies, at average cost	119.0	116.2
Fuel clause under recoveries	0.4	—
Other	38.3	36.9
Total current assets	589.7	685.6
OTHER PROPERTY AND INVESTMENTS	3.9	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,576.6	13,290.6
Construction work in progress	181.0	145.5
Total property, plant and equipment	13,757.6	13,436.1
Less: accumulated depreciation	4,188.5	4,067.6
Net property, plant and equipment	9,569.1	9,368.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,278.3	415.6
Other	18.3	15.2
Total deferred charges and other assets	1,296.6	430.8
TOTAL ASSETS	$11,459.3	$10,489.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2021	2020
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$178.9	$236.7
Customer deposits	80.9	81.1
Accrued taxes	53.4	53.3
Accrued interest	40.5	40.2
Accrued compensation	26.6	22.5
Fuel clause over recoveries	4.7	28.6
Other	37.4	33.5
Total current liabilities	422.4	495.9
LONG-TERM DEBT	3,995.4	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	98.0	135.4
Deferred income taxes	951.2	1,020.8
Deferred investment tax credits	10.9	10.9
Regulatory liabilities	1,259.7	1,188.9
Other	163.7	167.1
Total deferred credits and other liabilities	2,483.5	2,523.1
Total liabilities	6,901.3	6,513.4
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,570.6	1,039.5
Retained earnings	2,987.4	2,936.1
Total stockholder's equity	4,558.0	3,975.6
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,459.3	$10,489.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	11.2	11.2
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	0.5	—	0.5
Balance at March 31, 2021	40.4	$100.9	$1,469.1	$2,947.3	$4,517.3
Net income	—	—	—	85.1	85.1
Dividends declared on common stock	—	—	—	(45.0)	(45.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at June 30, 2021	40.4	$100.9	$1,469.7	$2,987.4	$4,558.0

Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	19.9	19.9
Stock-based compensation	—	—	0.9	—	0.9
Balance at March 31, 2020	40.4	$100.9	$936.6	$2,941.6	$3,979.1
Net income	—	—	—	78.9	78.9
Dividends declared on common stock	—	—	—	(75.0)	(75.0)
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2020	40.4	$100.9	$937.3	$2,945.5	$3,983.7

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
In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at June 30, 2021 and December 31, 2020, the results of the Registrants' operations for the three and six months ended June 30, 2021 and 2020 and the Registrants' cash flows for the six months ended June 30, 2021 and 2020 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2021 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2020 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2021	2020
REGULATORY ASSETS
Current:
SPP cost tracker under recoveries (A)	$10.9	$7.0
Generation Capacity Replacement rider under recoveries (A)	4.1	4.4
Fuel clause under recoveries	0.4	—
Other (A)	6.4	8.4
Total current regulatory assets	$21.8	$19.8

Non-current:
Oklahoma Winter Storm Uri costs	$754.8	$—
Oklahoma deferred storm expenses	181.8	158.8
Benefit obligations regulatory asset	135.6	164.9
Arkansas Winter Storm Uri costs	92.3	—
Pension tracker	40.6	18.1
Sooner Dry Scrubbers	19.3	19.7
Arkansas deferred pension expenses	11.6	9.3
Unamortized loss on reacquired debt	9.3	9.7
Smart Grid	7.6	11.2
Frontier Plant deferred expenses	7.5	6.4
COVID-19 impacts	7.1	6.4
Other	10.8	11.1
Total non-current regulatory assets	$1,278.3	$415.6
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$4.7	$28.6
Oklahoma energy efficiency rider over recoveries (B)	4.3	1.5
Other (B)	1.0	5.0
Total current regulatory liabilities	$10.0	$35.1
Non-current:
Income taxes refundable to customers, net	$947.5	$867.4
Accrued removal obligations, net	308.1	316.8
Other	4.1	4.7
Total non-current regulatory liabilities	$1,259.7	$1,188.9
(A)Included in Other Current Assets in the balance sheets.
(B)Included in Other Current Liabilities in the balance sheets.

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. OG&E's natural gas costs for the month of February 2021 exceeded the total cost for all of 2020. The OCC allowed OG&E to create a regulatory asset for the Oklahoma portion of all deferred costs with an initial carrying charge based on the effective cost of the related debt financing for an amortization period to be determined at a later date. The APSC allowed OG&E to create a regulatory asset for the Arkansas portion of all deferred costs with an initial carrying charge equal to the current customer deposit interest rate to be recovered over a period of 10 years beginning in May 2021. For additional information, see Note 15.

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

Investment in Unconsolidated Affiliates

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, OGE Energy accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences. OGE Energy's maximum exposure to loss related to Enable is limited to its equity investment in Enable at June 30, 2021 as presented in Note 13.

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

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the six months ended June 30, 2021 and 2020. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(34.1)	$3.3	$(1.3)	$(32.1)
Other comprehensive income before reclassifications	—	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.6)	—	0.2
Settlement cost	3.7	—	—	3.7
Balance at June 30, 2021	$(29.6)	$2.7	$(1.0)	$(27.9)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(35.1)	$7.8	$(0.6)	$(27.9)
Other comprehensive loss before reclassifications	—	—	(1.3)	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	2.0	(0.9)	—	1.1
Settlement cost	0.2	—	—	0.2
Balance at June 30, 2020	$(32.9)	$6.9	$(1.9)	$(27.9)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income (loss) during the three and six months ended June 30, 2021 and 2020.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.4)	$(1.5)	$(1.2)	$(2.6)	(A)
Settlement cost	(1.2)	(0.3)	(5.3)	(0.3)	(A)
	(1.6)	(1.8)	(6.5)	(2.9)	Income (Loss) Before Taxes
	(0.8)	(0.4)	(2.0)	(0.7)	Income Tax Expense (Benefit)
	$(0.8)	$(1.4)	$(4.5)	$(2.2)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$0.5	$0.5	$0.9	$1.1	(A)
Actuarial gains	(0.1)	0.1	(0.1)	0.1	(A)
	0.4	0.6	0.8	1.2	Income (Loss) Before Taxes
	0.1	0.1	0.2	0.3	Income Tax Expense (Benefit)
	$0.3	$0.5	$0.6	$0.9	Net Income (Loss)

Total reclassifications for the period, net of tax	$(0.5)	$(0.9)	$(3.9)	$(1.3)	Net Income (Loss)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Residential	$178.5	$202.8	$746.7	$369.7
Commercial	108.3	113.0	415.8	204.3
Industrial	37.5	44.7	184.2	86.2
Oilfield	28.7	38.4	189.5	76.6
Public authorities and street light	37.0	40.6	160.1	75.3
System sales revenues	390.0	439.5	1,696.3	812.1
Provision for rate refund	—	(1.0)	—	(1.6)
Integrated market	128.3	8.5	430.4	15.7
Transmission	36.7	39.8	73.0	74.0
Other	9.5	5.2	(14.2)	12.2
Revenues from contracts with customers (A)	$564.5	$492.0	$2,185.5	$912.4
(A) In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Operating revenues significantly increased due to increased fuel, purchased power and direct transmission expenses, which are recoverable from customers, as a result of Winter Storm Uri. For further discussion, see Note 15 and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation."

4.Investment in Unconsolidated Affiliates

At June 30, 2021, OGE Energy owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On June 30, 2021, Enable's common unit price closed at $9.11. OGE Energy recorded equity in earnings of unconsolidated affiliates of $33.5 million and $86.7 million for the three and six months ended June 30, 2021, respectively, compared to equity in earnings of unconsolidated affiliates of $26.9 million for the three months ended June 30, 2020 and equity in losses of unconsolidated affiliates of $719.6 million for the six months ended June 30, 2020. Equity in earnings (losses) of unconsolidated affiliates includes OGE Energy's share of Enable's earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment OGE Energy records on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition. For more information concerning the formation of Enable and OGE Energy's accounting for its investment in Enable, see Note 5 within "Item 8. Financial Statements and Supplementary Data" in OGE Energy's 2020 Form 10-K.

The following tables present summarized unaudited financial information for 100 percent of Enable as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020.

	June 30,	December 31,
Balance Sheet	2021	2020
(In millions)
Current assets	$475	$381
Non-current assets	$11,284	$11,348
Current liabilities	$1,317	$582
Non-current liabilities	$3,249	$4,052

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement	2021	2020	2021	2020
(In millions)
Total revenues	$787	$515	$1,757	$1,163
Cost of natural gas and NGLs (excluding depreciation and amortization)	$426	$177	$945	$403
Operating income	$124	$80	$330	$226
Net income	$79	$35	$234	$138

The following table presents a reconciliation of OGE Energy's equity in earnings (losses) of unconsolidated affiliates for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Enable net income	$79.0	$35.0	$234.0	$138.0
OGE Energy's percent ownership at period end	25.5%	25.5%	25.5%	25.5%
OGE Energy's portion of Enable net income	$20.0	$8.8	$59.5	$35.1
Amortization of basis difference and dilution recognition (A)	13.5	18.1	27.2	25.3
Impairment of OGE Energy's equity method investment in Enable (B)	—	—	—	(780.0)
Equity in earnings (losses) of unconsolidated affiliates	$33.5	$26.9	$86.7	$(719.6)
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

The following table presents a reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2020 to June 30, 2021. The basis difference is amortized over approximately 30 years.

(In millions)
Basis difference at December 31, 2020	$1,332.3
Amortization of basis difference (A)	(28.4)
Basis difference at June 30, 2021	$1,303.9
(A) Includes proportional basis difference recognition due to dilution.

Distributions received from Enable were $18.4 million and $18.3 million during the three months ended June 30, 2021 and 2020, respectively, and $36.7 million and $55.0 million during the six months ended June 30, 2021 and 2020, respectively.

On July 30, 2021, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Energy is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Enable Merger Agreement with Energy Transfer

On February 16, 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units. Contemporaneously with the execution of the merger agreement, OGE Energy entered into a support agreement with Enable and Energy Transfer in which OGE Energy agreed to vote its common units in favor of the merger. In April 2021, CenterPoint and OGE Energy, who collectively own approximately 79.2 percent of Enable's common units, delivered written consents approving the merger agreement, and those consents are sufficient to approve the merger. The transaction also is subject to the receipt of anti-trust approvals and other customary closing conditions. The transaction is anticipated to close in 2021. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns.

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

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $33.4 million and $36.9 million during the three months ended June 30, 2021 and 2020, respectively, and $69.1 million and $74.8 million during the six months ended June 30, 2021 and 2020, respectively.

OGE Energy and Enable

OGE Energy and Enable are currently parties to several agreements whereby OGE Energy provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.1 million during both the three months ended June 30, 2021 and 2020 and $0.2 million during both the six months ended June 30, 2021 and 2020.

Pursuant to a seconding agreement, OGE Energy provides seconded employees to Enable to support Enable's operations. As of June 30, 2021, 67 employees that participate in OGE Energy's defined benefit and retirement plans are seconded to Enable. OGE Energy billed Enable for reimbursement of $2.5 million and $3.8 million during the three months ended June 30, 2021 and 2020, respectively, and $7.8 million and $10.1 million during the six months ended June 30, 2021 and 2020, respectively, under the seconding agreement for employment costs. If the seconding agreement were terminated, and those employees were no longer employed by OGE Energy, and lump sum payments were made to those employees, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $18.1 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to OGE Energy by Enable. The seconding agreement can be terminated by mutual agreement of OGE Energy and Enable or solely by OGE Energy upon 120 days' notice.

OGE Energy had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $1.1 million as of June 30, 2021 and $2.0 million as of December 31, 2020, which are included in Accounts Receivable in OGE Energy's condensed balance sheets.

Assuming the pending merger between Enable and Energy Transfer is completed, these agreements between OGE Energy and Enable, pursuant to which OGE Energy provides support services and seconded employees, will be terminated.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to agreements that grant Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E compensates Enable when Enable's deliveries exceed OG&E's pipeline nominations. Enable compensates OG&E when OG&E's pipeline nominations exceed Enable's deliveries. The following table presents summarized related party transactions between OG&E and Enable during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Operating revenues:
Electricity to power electric compression assets	$3.3	$3.5	$5.9	$7.2
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$9.3	$9.4	$14.0	$14.1
Natural gas purchases (sales)	$(8.4)	$(1.7)	$(20.6)	$(1.0)

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
The Registrants had no financial instruments measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. The following table presents the carrying amount and fair value of the Registrants' financial instruments at June 30, 2021 and December 31, 2020, as well as the classification level within the fair value hierarchy.

	June 30,		December 31,
	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$499.8	$499.6	$—	$—	Level 2
OG&E Senior Notes	$3,850.6	$4,510.5	$3,349.6	$4,182.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.4	$10.4	$9.4	$10.7	Level 3

7.Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and six months ended June 30, 2021 and 2020 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Performance units:
Total shareholder return	$1.9	$2.0	$3.9	$3.7	$0.5	$0.6	$0.9	$1.3
Earnings per share	—	0.1	—	0.3	—	—	—	0.1
Total performance units	1.9	2.1	3.9	4.0	0.5	0.6	0.9	1.4
Restricted stock units	0.4	0.2	0.9	0.3	0.1	0.1	0.1	0.2
Total compensation expense	$2.3	$2.3	$4.8	$4.3	$0.6	$0.7	$1.0	$1.6
Income tax benefit	$0.6	$0.6	$1.2	$1.1	$0.2	$0.2	$0.3	$0.4

During the six months ended June 30, 2021, OGE Energy issued 154,344 shares of its treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's Stock Incentive Plan.

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

Oklahoma Corporate Tax Rate Change

In May 2021, Oklahoma enacted a reduction of the corporate income tax rate to four percent from the previous six percent. This rate reduction will take effect January 1, 2022. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Therefore, during the second quarter of 2021, the Registrants revalued state deferred tax liabilities to reflect this change in tax rate. For entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, those entities are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. The revaluation resulted in a regulatory liability of $97.7 million recorded for OG&E and an income tax benefit of $6.6 million for OGE Energy related to Enable and other operations (holding company).

9.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions except per share data)	2021	2020	2021	2020
Net income (loss)	$112.9	$85.9	$165.6	$(405.9)
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.2	200.1	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.2	0.3	0.1	—
Diluted average common shares outstanding	200.4	200.5	200.2	200.2
Basic earnings (loss) per average common share	$0.56	$0.43	$0.83	$(2.03)
Diluted earnings (loss) per average common share	$0.56	$0.43	$0.83	$(2.03)
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	0.3

10.Long-Term Debt

At June 30, 2021, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.17%	-	0.27%	Garfield Industrial Authority, January 1, 2025	$47.0
0.16%	-	0.33%	Muskogee Industrial Authority, January 1, 2025	32.4
0.17%	-	0.27%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

In May 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. Each series is due May 26, 2023 but may be redeemed by OGE Energy or OG&E on or after November 26, 2021 at a price equal to 100 percent of the principal amount of the senior notes being redeemed, plus any accrued and unpaid interest. The proceeds from these issuances were used to repay $900.0 million of the $1.0 billion term loan OGE

Energy entered into in March 2021 to help cover the fuel and purchased power costs incurred by OG&E during Winter Storm Uri.

11.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OGE Energy had $384.5 million and $95.0 million of short-term debt at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, OG&E had $118.0 million in advances to OGE Energy compared to $272.0 million at December 31, 2020.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the increased fuel and purchased power costs incurred by OG&E during Winter Storm Uri. The term loan contained substantially the same covenants as OGE Energy's $450.0 million revolving credit agreement, including various financial ratio covenants. Contemporaneously with the closing of the term loan agreement, in March 2021, OGE Energy made a capital contribution of $530.0 million to OG&E using the term loan proceeds, and OGE Energy also loaned $470.0 million to OG&E pursuant to an intercompany note issued by OG&E to OGE Energy. In May 2021, OG&E repaid the $470.0 million to OGE Energy, and OGE Energy used this repayment and other funds from its issuance of senior notes in May 2021 to repay $900.0 million of the $1.0 billion term loan, as further discussed in Note 10.

The following table presents information regarding the Registrants' revolving credit agreements at June 30, 2021.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$450.0	$284.5	0.19%	(E)	March 8, 2024	(F)
OG&E (C)(D)	450.0	0.4	1.15%	(E)	March 8, 2024	(F)
Total	$900.0	$284.9	0.19%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2021.
(B)This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(D)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2024. At June 30, 2021, there were no intercompany borrowings under this agreement.
(E)Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
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

12.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first six months of 2021, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost table below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Net Periodic Benefit Cost

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the condensed financial statements. Service cost is presented within Other Operation and Maintenance Expense, and the remaining net periodic benefit cost components as listed in the following tables are presented within Other Net Periodic Benefit Expense in the statements of income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Expense in the statements of income.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,		June 30,		June 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2.6	$2.8	$5.6	$6.5	$0.2	$0.2	$0.3	$0.4
Interest cost	3.4	4.6	6.9	9.2	0.1	—	0.1	0.1
Expected return on plan assets	(8.7)	(9.2)	(17.1)	(18.6)	—	—	—	—
Amortization of net loss	1.9	4.6	4.7	8.4	—	0.2	0.1	0.3
Settlement cost	5.3	—	31.7	—	0.4	0.3	0.4	0.3
Total net periodic benefit cost	4.5	2.8	31.8	5.5	0.7	0.7	0.9	1.1
Less: Amount paid by unconsolidated affiliates (A)	(0.2)	0.6	(0.1)	1.1	—	—	—	—
Net periodic benefit cost	$4.7	$2.2	$31.9	$4.4	$0.7	$0.7	$0.9	$1.1

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OG&E	June 30,		June 30,		June 30,		June 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$1.7	$1.9	$3.8	$4.5	$—	$—	$—	$0.1
Interest cost	2.5	3.4	5.0	6.8	—	0.1	—	0.1
Expected return on plan assets	(6.2)	(6.8)	(12.3)	(13.9)	—	—	—	—
Amortization of net loss	1.5	3.2	3.5	6.0	0.1	0.1	0.1	0.2
Settlement cost	4.4	—	26.6	—	0.3	—	0.3	—
Total net periodic benefit cost	3.9	1.7	26.6	3.4	0.4	0.2	0.4	0.4
Plus: Amount allocated from OGE Energy (A)	0.7	0.5	4.6	1.0	0.3	0.4	0.5	0.6
Net periodic benefit cost	$4.6	$2.2	$31.2	$4.4	$0.7	$0.6	$0.9	$1.0
(A) "Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans for the three and six months ended June 30, 2021 and 2020, the Registrants recognized the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Increase of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$4.2	$1.6	$7.2	$3.3
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$5.2	$0.3	$28.9	$0.3
Arkansas jurisdiction (A)	$0.5	$—	$2.7	$—
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$0.1	$0.1	$—	$0.1	$0.1	$0.1
Interest cost	0.9	1.0	1.7	2.1	0.7	0.8	1.3	1.6
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.9)	(0.5)	(0.4)	(0.9)	(0.8)
Amortization of net loss	0.7	0.4	1.4	1.0	0.7	0.4	1.4	1.1
Amortization of unrecognized prior service cost (A)	(1.7)	(2.1)	(3.4)	(4.2)	(1.2)	(1.6)	(2.5)	(3.1)
Total net periodic benefit cost	(0.6)	(1.1)	(1.2)	(1.9)	(0.3)	(0.7)	(0.6)	(1.1)
Less: Amount paid by unconsolidated affiliates (B)	(0.2)	(0.2)	(0.3)	(0.4)
Plus: Amount allocated from OGE Energy (B)					(0.1)	(0.2)	(0.2)	(0.4)
Net periodic benefit cost	$(0.4)	$(0.9)	$(0.9)	$(1.5)	$(0.4)	$(0.9)	$(0.8)	$(1.5)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and six months ended June 30, 2021 and 2020, the Registrants recognized the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.1	$0.6	$0.2	$0.8
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8	$1.6	$1.8	$0.7	$0.6	$1.4	$1.5
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1

Pension Plan Funding

In January 2021, OGE Energy made a $40.0 million contribution to its Pension Plan, of which $30.0 million was attributed to OG&E. No additional contributions are expected in 2021.

13.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three and six months ended June 30, 2021 and 2020.

Three Months Ended June 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$577.4	$—	$—	$—	$577.4
Fuel, purchased power and direct transmission expense	200.0	—	—	—	200.0
Other operation and maintenance	118.3	1.6	(0.7)	—	119.2
Depreciation and amortization	102.9	—	—	—	102.9
Taxes other than income	25.0	0.1	0.7	—	25.8
Operating income (loss)	131.2	(1.7)	—	—	129.5
Equity in earnings of unconsolidated affiliates	—	33.5	—	—	33.5
Other income (expense)	1.2	(0.2)	(0.5)	(0.6)	(0.1)
Interest expense	37.9	—	2.6	(0.6)	39.9
Income tax expense (benefit)	9.4	(0.6)	1.3	—	10.1
Net income (loss)	$85.1	$32.2	$(4.4)	$—	$112.9
Investment in unconsolidated affiliates	$—	$425.4	$26.3	$—	$451.7
Total assets	$11,459.3	$427.8	$127.4	$(115.0)	$11,899.5

Three Months Ended June 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$503.5	$—	$—	$—	$503.5
Fuel, purchased power and direct transmission expense	137.4	—	—	—	137.4
Other operation and maintenance	117.7	0.3	(0.5)	—	117.5
Depreciation and amortization	97.3	—	—	—	97.3
Taxes other than income	25.0	0.1	0.8	—	25.9
Operating income (loss)	126.1	(0.4)	(0.3)	—	125.4
Equity in earnings of unconsolidated affiliates	—	26.9	—	—	26.9
Other income (expense)	0.5	—	1.7	(0.2)	2.0
Interest expense	39.3	—	1.7	(0.2)	40.8
Income tax expense	8.4	7.5	11.7	—	27.6
Net income (loss)	$78.9	$19.0	$(12.0)	$—	$85.9
Investment in unconsolidated affiliates	$—	$356.4	$20.1	$—	$376.5
Total assets	$10,367.6	$360.2	$109.1	$(397.8)	$10,439.1

Six Months Ended June 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,208.0	$—	$—	$—	$2,208.0
Fuel, purchased power and direct transmission expense	1,546.8	—	—	—	1,546.8
Other operation and maintenance	228.6	2.0	(2.1)	—	228.5
Depreciation and amortization	201.6	—	—	—	201.6
Taxes other than income	50.7	0.2	2.1	—	53.0
Operating income (loss)	180.3	(2.2)	—	—	178.1
Equity in earnings of unconsolidated affiliates	—	86.7	—	—	86.7
Other income (expense)	2.9	(0.7)	(0.6)	(0.8)	0.8
Interest expense	76.3	—	3.8	(0.8)	79.3
Income tax expense (benefit)	10.6	13.7	(3.6)	—	20.7
Net income (loss)	$96.3	$70.1	$(0.8)	$—	$165.6
Investment in unconsolidated affiliates	$—	$425.4	$26.3	$—	$451.7
Total assets	$11,459.3	$427.8	$127.4	$(115.0)	$11,899.5

Six Months Ended June 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$934.8	$—	$—	$—	$934.8
Fuel, purchased power and direct transmission expense	272.4	—	—	—	272.4
Other operation and maintenance	238.7	0.9	(2.1)	—	237.5
Depreciation and amortization	191.7	—	—	—	191.7
Taxes other than income	48.9	0.2	2.4	—	51.5
Operating income (loss)	183.1	(1.1)	(0.3)	—	181.7
Equity in losses of unconsolidated affiliates (A)	—	(719.6)	—	—	(719.6)
Other income (expense)	2.3	—	3.0	(1.2)	4.1
Interest expense	76.2	—	4.1	(1.2)	79.1
Income tax expense (benefit)	10.4	(171.7)	(45.7)	—	(207.0)
Net income (loss)	$98.8	$(549.0)	$44.3	$—	$(405.9)
Investment in unconsolidated affiliates	$—	$356.4	$20.1	$—	$376.5
Total assets	$10,367.6	$360.2	$109.1	$(397.8)	$10,439.1
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

Disconnection Procedures Related to COVID-19

In September 2020, the APSC invited comments from all jurisdictional utilities and any other interested stakeholders on specific questions related to whether a moratorium on service terminations should be lifted and if so, how the resumption of disconnections should occur. The APSC also ordered utilities to submit a detailed "Transitional Plan" outlining how utilities proposed to reinstate routine service disconnection activities and collection of past due amounts once the moratorium was lifted. OG&E submitted its proposed Transitional Plan in October 2020.

On February 8, 2021, the APSC announced a target date of May 3, 2021 to lift the moratorium on disconnections and specified certain conditions and requirements that utilities must meet before disconnections may resume. Such requirements include, among other things, immediate communication to customers, notice periods for disconnections and deferred payment arrangements. On March 26, 2021, the APSC confirmed the lifting of the moratorium on disconnections on May 3, 2021 and directed utilities to take specific steps prior to resuming disconnections. OG&E resumed disconnections on May 3, 2021.

Arkansas Approval to Construct Out of State Generation

On March 3, 2021, OG&E filed an application with the APSC to request approval to construct a 5 MW solar facility in Oklahoma. The APSC issued an order on April 6, 2021, finding OG&E's application in the public interest, conditioned on Arkansas customers being held harmless and not subject to cost recovery associated with the project. OG&E expects the costs associated with constructing this solar facility to be fully recovered in Oklahoma.

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

OG&E reports to the OCC new projects completed each quarter, and the cost recovery factor is adjusted to include those projects after a stakeholder review. OG&E has submitted its report for projects that were placed in service through June 30, 2021. The cost recovery factors that include those projects will become effective on September 1, 2021.

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

Several companies that were net payers of Z2 charges sought rehearing of the FERC's July 2016 order; however, in November 2017, the FERC denied the rehearing requests. In January 2018, one of the impacted companies appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2018, that court granted a motion requested by the FERC that the case be remanded back to the FERC for further examination and proceedings. In February 2019, the FERC reversed its July 2016 order and November 2017 rehearing denial, ruled that the SPP violated its tariff to charge for the 2008 through 2015 period in 2016, held that the SPP tariff provision that prohibited those charges could not be waived and ordered the SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, in April 2019, OG&E filed a request for rehearing with the FERC, and in May 2019, OG&E filed a FERC 206 complaint against the SPP, alleging that the SPP's forced unwinding of the revenue credit payments to OG&E would violate the provisions of the Sponsored Upgrade Agreement and of the applicable tariff. OG&E's filing requested that the FERC rule that the SPP is not entitled to seek refunds or in any other way seek to unwind the revenue credit payments it had paid to OG&E pursuant to the Sponsored Upgrade Agreement. The SPP's response to OG&E's filing agreed that OG&E should be entitled to keep its Z2 payments and argued that the SPP should not be held responsible for those payments if refunds are ordered. Further, the SPP has requested the FERC to negotiate a global settlement with all impacted parties, including other project sponsors who, like OG&E, have also filed complaints at FERC contending that the payments they have received cannot properly be unwound.
In February 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. In March 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The appeal was argued on April 14, 2021 and is expected to be decided before the court's current term ends in August 2021.
The Registrants cannot predict the outcome of this proceeding based on currently available information, and as of June 30, 2021 and at present time, the Registrants have not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

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

Incentive Adders for Transmission Rates

The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. Among other things, the NOPR proposes (i) the current 50-basis point return on equity adder for RTO/ISO participation would be applicable only to transmitting utilities that join an RTO/ISO, and this incentive would only apply for the first three years in which the utility is an RTO/ISO member and (ii) transmitting utilities that have been members of an RTO/ISO for three years or more, such as OG&E, would be required to make a compliance filing to remove the existing return on equity adder from their rates. OG&E is currently evaluating the potential impacts of this proposed rule.

APSC Proceedings

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. On April 1, 2021, OG&E filed with the APSC a Motion for Authority to Establish Special Regulatory Treatment within the Energy Cost Recovery Rider to Defer Extraordinary Fuel Costs Incurred Due to Winter Storm Uri. More specifically, OG&E's Motion sought approval to defer, amortize and recover the extraordinary fuel costs over a ten-year period with a carrying charge of OG&E's pre-tax rate of return of 6.60 percent, through a special factor within OG&E's Energy Cost Recovery Rider beginning with the first billing cycle of May 2021. On April 13, 2021, the APSC issued Order No. 18 allowing OG&E interim recovery at an interest rate equal to the customer deposit interest rate, which is currently 0.8 percent, over a period of ten years beginning with the first billing cycle of May 2021. Recovery is subject to a true-up after the APSC determines the appropriate allocation, length of recovery and carrying charge. Such determinations are expected to be made by the APSC later this year. On May 4, 2021, OG&E filed testimony further supporting its 10-year amortization period and a carrying charge of OG&E's pre-tax rate of return of 6.60 percent. As of June 30, 2021, OG&E has deferred $92.3 million to a regulatory asset, as indicated in Note 1.

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

On May 20, 2021, OG&E filed a Motion for Suspension of Procedural Schedule, which the APSC approved, to investigate and evaluate the potential securitization recovery of the Arkansas jurisdictional portion of the Winter Storm Uri costs. OG&E intends to apply for securitization in the second half of 2021 if it is deemed to strike the right balance between protecting the credit strength of OG&E and providing customer savings.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $22.2 million to $30.7 million for all five cases, of which $2.1 million to $3.3 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

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

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. On February 24, 2021, OG&E submitted an application to the OCC outlining a two-step approach for regulatory treatment for the fuel and purchased power costs associated with Winter Storm Uri. The steps included: (i) an intra-year fuel clause increase to be effective April 1, 2021; and (ii) a request for regulatory asset treatment at OG&E's weighted average cost of capital for the remaining fuel and purchased power costs. On March 18, 2021, the OCC approved OG&E's filing to establish a regulatory asset. The approval allowed OG&E to create a regulatory asset for all deferred costs with an initial carrying charge based on the effective cost of the debt financing, until such time where the prudency of this event is evaluated, the amortization period is decided on and a long-term carry cost is established.

In April 2021, Oklahoma enacted legislation to allow for the securitization of costs incurred during Winter Storm Uri. The new statute authorizes the OCC to issue a financing order for the issuance of securitization bonds after consideration of certain factors, including but not limited to, mitigated impacts and savings for customers through the use of ratepayer-backed securitization bonds as compared to traditional utility financing. The OCC must issue a financing order within 180 days after receiving all necessary information required by the statute. Under the statute, the Oklahoma Development Finance Authority is responsible for issuing the securitization bonds within two years from the date of the financing order. Carrying costs will be included at a rate and time determined by the OCC and continue until the bonds are issued. On April 26, 2021, OG&E filed an application pursuant to the Act seeking OCC approval to securitize its costs related to Winter Storm Uri and to receive an interim carrying charge on OG&E's regulatory asset balance at its weighted-average cost of capital for the period between April 2022 and the date when the securitized bonds are issued. On June 18, 2021, OG&E filed its direct testimony which supports the prudence of the costs incurred during Winter Storm Uri and demonstrates the customer savings associated with securitization as opposed to traditional utility financing. As of June 30, 2021, OG&E has deferred $754.8 million to a regulatory asset, as indicated in Note 1. The Oklahoma jurisdictional amount requested for recovery is subject to carrying costs and any updates from the SPP settlement process.

2020 Oklahoma Fuel Prudency

On June 28, 2021, the Public Utility Division Staff filed their application initiating the review of the 2020 fuel adjustment clause and prudence review. OG&E plans to file its Minimum Filing Requirements and Supporting Testimony on August 27, 2021.

Integrated Resource Plans

On August 2, 2021, OG&E released its draft triennial IRP and provided that draft to the OCC and the APSC. This 2021 IRP identified capacity needs of 145, 183, 417 and 514 MWs in 2023, 2024, 2025 and 2026, respectively. OG&E will be conducting technical conferences for stakeholder engagement in the Oklahoma and Arkansas jurisdictions and plans to issue its final 2021 IRP in October 2021.

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

Enable. OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Enable. The investment in Enable is held through wholly-owned subsidiaries and ultimately OGE Holdings. Formed in 2013, Enable is primarily engaged in the business of gathering, processing, transporting and storing natural gas. Enable's natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owns crude oil gathering assets in the Anadarko and Williston Basins. Enable has intrastate natural gas transportation and storage assets that are located in Oklahoma as well as interstate assets that extend from western Oklahoma and the Texas Panhandle to Louisiana, from Louisiana to Illinois and from Louisiana to Alabama. Enable's general partner is equally controlled by OGE Energy and CenterPoint, who each have 50 percent management ownership. Based on the 50/50 management ownership, with neither company having control, OGE Energy accounts for its interest in Enable using the equity method of accounting. As disclosed in OGE Energy's 2020 Form 10-K, Enable is subject to a number of risks, including contract renewal risk, the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19, including negative impacts on demand and commodity prices, could exacerbate these risks, as experienced in 2020 which, along with actions of the Organization of Petroleum Exporting Countries and other oil exporting nations, influenced OGE Energy's impairment of its investment in Enable. If any of those risks were to occur or reoccur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Recent Developments

Enable Merger Agreement with Energy Transfer

In February 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units. In April 2021, CenterPoint and OGE Energy, who collectively own approximately 79.2 percent of Enable's common units, delivered written consents approving the merger agreement, and those consents are sufficient to approve the merger. The transaction also is subject to the receipt of anti-trust approvals and other customary closing conditions. The transaction is anticipated to close in 2021. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns. OGE Energy expects to incur transaction costs for investment bankers, advisors and attorneys as part of the transaction.

Assuming the transaction closes, OGE Energy expects to receive distributions from Energy Transfer instead of the distributions currently received from Enable. Therefore, OGE Energy does not expect significant changes to its cash requirements for funding operations or capital expenditures as a result of the merger between Enable and Energy Transfer. Assuming the successful completion of the merger, OGE Energy intends to exit the midstream segment in a prudent manner.

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Both the OCC and APSC have approved regulatory mechanisms for OG&E's recovery of the significant fuel and purchased power costs associated with Winter Storm Uri, as further discussed in Note 15 within "Item 1. Financial Statements." As of June 30, 2021, OG&E has recorded regulatory assets of $754.8 million and $92.3 million for the Oklahoma and Arkansas jurisdictional portions, respectively, of fuel and purchased power costs incurred during Winter Storm Uri.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the significant fuel and purchased power costs incurred during Winter Storm Uri. In May 2021, OGE Energy and OG&E each issued $500.0 million in senior notes, and using these proceeds, OGE Energy repaid $900.0 million of the $1.0 billion term loan, as further described in Notes 10 and 11 within "Item 1. Financial Statements." The Oklahoma and Arkansas legislatures have both passed legislation that would help alleviate the immediate burden on customers and OGE Energy by securitizing the cost impacts from Winter Storm Uri. The securitization of these costs could spread out the recovery of the costs over a longer period of time at a lower finance carrying charge. On April 26, 2021, OG&E filed an application seeking OCC approval to securitize its costs related to Winter Storm Uri, and on June 18, 2021, OG&E filed its direct testimony which supports the prudence of the costs incurred during Winter Storm Uri and demonstrates the customer savings associated with securitization as opposed to traditional utility financing. Further discussion can be found in Note 15 within "Item 1. Financial Statements."

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. In an effort to contain COVID-19 or slow its spread, the U.S. federal, state and local governments enacted various measures, including orders to close or place restrictions on businesses not deemed "essential," enact "shelter in place" restrictions on residents and practice social distancing when engaging in essential activities. Since May 2020, there have been no Oklahoma City-wide or Oklahoma state-wide "shelter in place" restrictions. Currently, COVID-19 vaccines are available to all Oklahoma and Arkansas residents, depending upon the age requirements of the particular vaccine, and the Registrants have provided on-site access to COVID-19 vaccines to their members. The Registrants' top priority is to protect their employees and their families, as well as their customers. The Registrants are taking precautionary measures as directed by health authorities and local and national governments and continue to monitor COVID-19 cases and whether any occupancy reductions or closures are necessary to help ensure the health and safety of their employees and customers. The OCC and the APSC both issued accounting orders allowing the Registrants to defer for recovery the incremental costs incurred for pandemic-related safety measures and the incremental bad debt resulting from COVID-19. These orders are further discussed in Note 15 within "Item 1. Financial Statements" and in the Registrants' 2020 Form 10-K.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 15 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

Three Months Ended June 30, 2021 as compared to the Three Months Ended June 30, 2020

OGE Energy's net income was $112.9 million, or $0.56 per diluted share, during the three months ended June 30, 2021 as compared to $85.9 million, or $0.43 per diluted share, during the same period in 2020. The increase in net income of $27.0 million, or $0.13 per diluted share, is further discussed below.

•An increase in net income at OGE Holdings of $13.2 million, or $0.06 per diluted share of OGE Energy's common stock, was primarily due to an increase in equity in earnings of Enable, which was driven by increased net income from Enable's gathering and processing business resulting from higher average market prices for NGL products and increased crude oil and condensate gathered volumes, and a decrease in income tax expense, which was driven by the Oklahoma state tax rate impact on deferred taxes.
•An increase in net income at OG&E of $6.2 million, or $0.03 per diluted share of OGE Energy's common stock, was primarily due to higher utility margin (despite mild weather), partially offset by higher depreciation and amortization expense due to additional assets being placed into service.
•A decrease in net loss of other operations (holding company) of $7.6 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to lower income tax expense in 2021. In March 2020, OGE Energy recorded an impairment of its investment in Enable which had a corresponding income tax benefit due to a consolidating income tax adjustment related to the interim period that was eliminated in the ordinary course of business over the remainder of 2020.

Six Months Ended June 30, 2021 as compared to the Six Months Ended June 30, 2020

OGE Energy's net income was $165.6 million, or $0.83 per diluted share, during the six months ended June 30, 2021 as compared to a net loss of $405.9 million, or $2.03 per diluted share, during the same period in 2020. The increase in net income of $571.5 million, or $2.86 per diluted share, is further discussed below.

•Net income at OGE Holdings was $70.1 million, or $0.35 per diluted share of OGE Energy's common stock, during the six months ended June 30, 2021 compared to a net loss of $549.0 million, or $2.74 per diluted share of OGE Energy's common stock, during the six months ended June 30, 2020. The increase was primarily due to the 2020 impact of lower equity in earnings of Enable related to the impairment of OGE Energy's investment in Enable, partially offset by a decrease in income tax benefit related to this impairment charge. The increase in equity in earnings of Enable was also impacted by increased net income from Enable's transportation and storage business resulting from higher average natural gas sales prices.
•A decrease in net income at OG&E of $2.5 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense due to additional assets being placed into service and lower utility margin driven by losses from the guaranteed flat bill program during Winter Storm Uri, partially offset by lower other operation and maintenance expense.
•A decrease in net income of other operations (holding company) of $45.1 million, or $0.22 per diluted share of OGE Energy's common stock, was primarily due to a lower income tax benefit driven by the 2020 impairment of OGE Energy's investment in Enable. The income tax benefit impact was due to a consolidating income tax adjustment related to the interim period that was eliminated in the ordinary course of business over the remainder of 2020.

2021 Outlook

OG&E's 2021 earnings guidance remains unchanged and is between $352 million to $373 million, or $1.76 to $1.86 per average diluted share. Based on results for the first half of 2021, including the impacts of Winter Storm Uri and strong mitigation efforts, OG&E's full year earnings are currently projected to be in the lower half of this range. The guidance assumes, among other things, approximately 200 million average diluted shares outstanding and normal weather for the year. As indicated in its 2020 Form 10-K, OGE Energy is not issuing 2021 consolidated earnings guidance due to Enable not issuing an earnings outlook due to the announced merger between Enable and Energy Transfer. See OGE Energy's 2020 Form 10-K for other key factors and assumptions underlying its 2021 guidance.

Non-GAAP Financial Measures

OG&E

Utility margin is defined by OG&E as Operating Revenues less Fuel, Purchased Power and Direct Transmission Expense. Fuel, Purchased Power and Direct Transmission Expense, as reflected on the income statement, includes fuel used in electric generation, purchased power and certain transmission expenses. Utility margin is a non-GAAP financial measure because it excludes operating expenses such as depreciation and amortization. Expenses for fuel, purchased power and direct transmission are recovered through fuel adjustment clauses or other regulatory mechanisms, and as a result, changes in these expenses are offset in operating revenues with no impact on operating income except for the portion of fuel, purchased power and direct transmission costs related to customers under the guaranteed flat bill program. OG&E believes utility margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because utility margin excludes the revenue effect of fluctuations in these expenses. Utility margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of utility margin may be different from similar terms used by other companies. Further, utility margin is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The below table presents a reconciliation of utility margin to operating income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Operating income	$131.2	$126.1	$180.3	$183.1
Operating revenues	$577.4	$503.5	$2,208.0	$934.8
Fuel, purchased power and direct transmission expense	(200.0)	(137.4)	(1,546.8)	(272.4)
Utility margin	377.4	366.1	661.2	662.4
Other operation and maintenance	(118.3)	(117.7)	(228.6)	(238.7)
Depreciation and amortization	(102.9)	(97.3)	(201.6)	(191.7)
Taxes other than income	(25.0)	(25.0)	(50.7)	(48.9)
Operating income	$131.2	$126.1	$180.3	$183.1

Enable

Enable margin is defined as total revenues minus costs of natural gas and NGLs, excluding depreciation and amortization. Total revenues consist of the fees that Enable charges its customers and the sales price of natural gas, NGLs, crude oil and condensate that Enable sells. The cost of natural gas and NGLs consists of the purchase price of natural gas and NGLs that Enable purchases. Enable deducts the cost of natural gas and NGLs from total revenues to arrive at a measure of the core profitability of their mix of fee-based and commodity-based customer arrangements. Enable margin allows for meaningful comparison of the operating results between Enable's fee-based revenues and Enable's commodity-based contracts which involve the purchase or sale of natural gas, NGLs and/or crude oil. In addition, OGE Energy believes Enable margin allows for a meaningful comparison of the results of Enable's commodity-based activities across different commodity price environments because it measures the spread between the product sales price and cost of products sold. The Enable margin definition used by OGE Energy may be different from similar terms used by other companies. Further, Enable margin is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The below table presents a reconciliation of Enable margin to operating income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Operating income	$124	$80	$330	$226
Total revenues	$787	$515	$1,757	$1,163
Cost of natural gas and NGLs (excluding depreciation and amortization shown separately)	(426)	(177)	(945)	(403)
Enable margin	361	338	812	760
Operation and maintenance	(91)	(115)	(175)	(217)
General and administrative	(25)	(21)	(62)	(45)
Depreciation and amortization	(103)	(105)	(209)	(209)
Impairments of property, plant and equipment and goodwill	—	—	—	(28)
Taxes other than income tax	(18)	(17)	(36)	(35)
Operating income	$124	$80	$330	$226

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and six months ended June 30, 2021 as compared to the same periods in 2020 and the Registrants' financial position at June 30, 2021. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,
(In millions except per share data)	2021	2020	2021	2020
Net income (loss)	$112.9	$85.9	$165.6	$(405.9)
Basic average common shares outstanding	200.2	200.2	200.1	200.2
Diluted average common shares outstanding	200.4	200.5	200.2	200.2
Basic earnings (loss) per average common share	$0.56	$0.43	$0.83	$(2.03)
Diluted earnings (loss) per average common share	$0.56	$0.43	$0.83	$(2.03)
Dividends declared per common share	$0.40250	$0.38750	$0.80500	$0.77500

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net income (loss):
OG&E (Electric Utility)	$85.1	$78.9	$96.3	$98.8
OGE Holdings (Natural Gas Midstream Operations) (A)	32.2	19.0	70.1	(549.0)
Other operations (A)(B)	(4.4)	(12.0)	(0.8)	44.3
OGE Energy net income (loss)	$112.9	$85.9	$165.6	$(405.9)
(A)In 2020, OGE Energy recorded a $780.0 million impairment ($589.6 million after tax) on its investment in Enable, as further discussed in Note 4 within "Item 1. Financial Statements." Other operations' results for the three and six months ended June 30, 2020 included $16.4 million tax expense and $36.4 million tax benefit impacts, respectively, due to a consolidating tax adjustment related to the interim period that eliminated in the ordinary course of business over the remainder of the year.
(B)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Operating revenues	$577.4	$503.5	$2,208.0	$934.8
Fuel, purchased power and direct transmission expense	200.0	137.4	1,546.8	272.4
Other operation and maintenance	118.3	117.7	228.6	238.7
Depreciation and amortization	102.9	97.3	201.6	191.7
Taxes other than income	25.0	25.0	50.7	48.9
Operating income	131.2	126.1	180.3	183.1
Allowance for equity funds used during construction	1.6	1.3	2.9	2.6
Other net periodic benefit expense	1.2	1.0	2.1	1.5
Other income	1.1	1.1	2.8	2.6
Other expense	0.3	0.9	0.7	1.4
Interest expense	37.9	39.3	76.3	76.2
Income tax expense	9.4	8.4	10.6	10.4
Net income	$85.1	$78.9	$96.3	$98.8
Operating revenues by classification:
Residential	$184.2	$208.4	$757.5	$380.7
Commercial	112.2	116.1	421.9	210.2
Industrial	38.7	45.7	186.4	88.3
Oilfield	29.6	39.1	190.9	78.1
Public authorities and street light	38.1	41.6	162.0	77.2
Sales for resale	0.1	0.1	0.1	—
System sales revenues	402.9	451.0	1,718.8	834.5
Provision for rate refund	—	(1.0)	—	(1.6)
Integrated market	128.3	8.5	430.4	15.7
Transmission	36.7	39.8	73.0	74.0
Other	9.5	5.2	(14.2)	12.2
Total operating revenues	$577.4	$503.5	$2,208.0	$934.8
MWh sales by classification (In millions)
Residential	2.0	2.2	4.5	4.4
Commercial	1.7	1.5	3.2	3.0
Industrial	1.0	0.9	2.0	2.0
Oilfield	1.0	1.0	2.0	2.1
Public authorities and street light	0.8	0.7	1.4	1.3
System sales	6.5	6.3	13.1	12.8
Integrated market	0.4	0.5	0.7	0.8
Total sales	6.9	6.8	13.8	13.6
Number of customers	874,713	863,234	874,713	863,234
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.919	1.907	20.973	1.784
Coal	1.897	1.976	1.835	1.962
Total fuel	2.346	1.760	11.634	1.655
Total fuel and purchased power	2.722	1.919	10.547	1.902
Degree days (A)
Heating - Actual	291	302	2,357	1,951
Heating - Normal	220	204	2,020	2,004
Cooling - Actual	460	559	466	582
Cooling - Normal	569	626	582	639
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

OG&E's net income increased $6.2 million, or 7.9 percent, and decreased $2.5 million, or 2.5 percent, during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The following section discusses the primary drivers for the changes in net income during the three and six months ended June 30, 2021, as compared to the same periods in 2020.
Operating revenues increased $73.9 million, or 14.7 percent, and increased $1,273.2 million during the three and six months ended June 30, 2021, respectively, primarily due to increased fuel, purchased power and direct transmission expenses which are typically recovered from customers. Operating revenues for the six months ended June 30, 2021 were significantly impacted by Winter Storm Uri.
Utility margin increased $11.3 million, or 3.1 percent, and decreased $1.2 million, or 0.2 percent, during the three and six months ended June 30, 2021, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Price variance	$9.2	$17.4
Guaranteed flat bill program (A)	3.9	(27.7)
Non-residential demand and related revenues	2.5	3.6
Industrial and oilfield sales	2.0	0.6
New customer growth	1.7	3.5
Other	(3.1)	(1.5)
Quantity impacts (primarily weather) (B)	(4.9)	2.9
Change in utility margin	$11.3	$(1.2)
(A)Increased during the three months ended June 30, 2021 primarily due to SPP purchased power resettlements related to Winter Storm Uri. Decreased during the six months ended June 30, 2021 primarily due to the loss from the guaranteed flat bill program related to Winter Storm Uri. The guaranteed flat bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which resulted in those customers not being allocated incremental fuel and purchased power costs incurred during Winter Storm Uri.
(B)Decreased during the three months ended June 30, 2021 primarily due to a 17.7 percent decrease in cooling degree days. Increased during the six months ended June 30, 2021 primarily due to a 20.8 percent increase in heating degree days, partially offset by a 19.9 percent decrease in cooling degree days.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $62.6 million, or 45.6 percent, and increased $1,274.4 million during the three and six months ended June 30, 2021, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Fuel expense (A)	$9.8	$681.9	13.5%	*
Purchased power costs:
Purchases from SPP (B)	53.7	591.3	*	*
Wind	(1.8)	(3.0)	(10.7)%	(9.7)%
Other	(0.2)	3.0	(12.7)%	*
Transmission expense	1.1	1.2	5.8%	3.2%
Change in fuel, purchased power and direct transmission expense	$62.6	$1,274.4
*Change is greater than 100 percent variance.
(A)Increased primarily due to higher fuel costs related to Winter Storm Uri.
(B)Increased primarily due to higher market prices as a result of impacts from Winter Storm Uri.

Other operation and maintenance expense increased $0.6 million, or 0.5 percent, and decreased $10.1 million, or 4.2 percent, during the three and six months ended June 30, 2021, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Corporate overheads and allocations	$(3.6)	$(8.6)	(11.0)%	(12.7)%
Capitalized labor	(2.7)	(6.1)	(10.1)%	(11.0)%
Payroll and benefits	(1.8)	(4.9)	(2.8)%	(3.8)%
Contract technical and construction services (A)	4.4	7.7	38.1%	35.8%
Other	4.3	1.8	11.1%	2.4%
Change in other operation and maintenance expense (B)	$0.6	$(10.1)
(A) Increased primarily due to intentional cost reduction and the delay of certain projects due to COVID-19 in 2020.
(B) OG&E has been focused on reducing other operation and maintenance activities in light of COVID-19.

Depreciation and amortization expense increased $5.6 million, or 5.8 percent, and increased $9.9 million, or 5.2 percent, during the three and six months ended June 30, 2021, respectively, primarily due to additional assets being placed into service.
Income tax expense increased $1.0 million, or 11.9 percent, primarily due to higher pretax income during the three months ended June 30, 2021.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues	$—	$—	$—	$—
Fuel, purchased power and direct transmission expense	—	—	—	—
Other operation and maintenance	1.6	0.3	2.0	0.9
Taxes other than income	0.1	0.1	0.2	0.2
Operating loss	(1.7)	(0.4)	(2.2)	(1.1)
Equity in earnings (losses) of unconsolidated affiliates (A)	33.5	26.9	86.7	(719.6)
Other expense	0.2	—	0.7	—
Income (loss) before taxes	31.6	26.5	83.8	(720.7)
Income tax expense (benefit)	(0.6)	7.5	13.7	(171.7)
Net income (loss) attributable to OGE Holdings	$32.2	$19.0	$70.1	$(549.0)
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

Enable Results of Operations and Operating Data

The following section presents summarized financial information of Enable for the three and six months ended June 30, 2021 and 2020 and related discussion of the primary drivers for the changes during the periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Total revenues	$787	$515	$1,757	$1,163
Cost of natural gas and NGLs (excluding depreciation and amortization)	$426	$177	$945	$403
Operating income	$124	$80	$330	$226
Net income	$79	$35	$234	$138

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Natural gas gathered volumes - TBtu/d	4.39	4.14	4.24	4.33
Natural gas processed volumes - TBtu/d (A)	2.20	2.04	2.13	2.24
NGLs sold - MBbl/d (B)	147.62	122.99	133.82	122.15
Crude oil and condensate gathered volumes - MBbl/d	110.98	84.68	112.17	112.97
Transported volumes - TBtu/d	5.44	5.40	5.77	5.98
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate. NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net income increased $13.2 million, or 69.5 percent, during the three months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to an increase in equity in earnings of Enable, which was driven by an increase in Enable's net income, and a decrease in income tax expense. OGE Holdings' net income was $70.1 million compared to a net loss of $549.0 million during the six months ended June 30, 2021 and 2020, respectively. This change was primarily due to the 2020 impact of the impairment of OGE Energy's investment in Enable, as discussed in Note 4 within "Item 1. Financial Statements."

The following table presents summarized information regarding Enable's income statement changes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. See Note 4 within "Item 1. Financial Statements" for further discussion of OGE Energy's equity investment in Enable. The increases in Enable's net income were primarily driven by the below factors.

	Three Months Ended		Six Months Ended
(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Enable margin (A)	$23.0	$5.9	$52.0	$13.3
Impairments of property, plant and equipment and goodwill (B)	$—	$—	$(28.0)	$4.4
Operation and maintenance, General and administrative	$(20.0)	$5.1	$(25.0)	$6.4
Depreciation and amortization	$(2.0)	$0.5	$—	$—
(A)Enable margin is a non-GAAP measure and is defined and reconciled to its most directly comparable financial measure as calculated and presented within "Non-GAAP Financial Measures - Enable" above.
(B)Included in the $28.0 million of impairments recorded by Enable in 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Enable's gathering and processing business segment reported an increase in operating income of $40.0 million and $30.0 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The increases in Enable's gathering and processing business segment operating income were primarily driven by the below factors.

	Three Months Ended		Six Months Ended
(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Enable margin (A)	$21.0	$5.4	$(19.0)	$(4.8)
Impairments of property, plant and equipment and goodwill (B)	$—	$—	$(28.0)	$4.4
Operating and maintenance, General and administrative	$(19.0)	$4.8	$(21.0)	$5.4
(A)Enable margin is a non-GAAP measure and is defined and reconciled to its most directly comparable financial measure as calculated and presented within "Non-GAAP Financial Measures - Enable" above.
(B)Included in the $28.0 million of impairments recorded by Enable in 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Gathering and processing Enable margin increased for the three months ended June 30, 2021 primarily due to:

•an increase in revenues from NGL sales less the cost of NGLs primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane and higher processed volumes;
•an increase in processing service fees due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements and a decrease in the recognition of certain annual minimum processing fees; and
•an increase in crude oil, condensate and produced water gathering revenues primarily due to an increase in gathered crude oil and condensate volumes; partially offset by
•a decrease in revenues from natural gas sales less the cost of natural gas due to higher natural gas purchase costs;
•an increase in realized losses on natural gas, condensate and NGL derivatives;
•a decrease in changes in the fair value of natural gas, condensate and NGL derivatives; and
•a decrease in natural gas gathering fees due to lower volumes gathered under fee-based arrangements.

Gathering and processing Enable margin decreased for the six months ended June 30, 2021 primarily due to:

•an increase in realized losses on natural gas, condensate and NGL derivatives;
•a decrease in revenues from natural gas sales less the cost of natural gas due to higher natural gas purchase costs, inclusive of purchase costs related to Winter Storm Uri;
•a decrease in changes in the fair value of natural gas, condensate and NGL derivatives; and
•a decrease in natural gas gathering fees due to lower gathered volumes, inclusive of volume curtailments and production freeze-offs related to Winter Storm Uri, partially offset by higher assessed producer imbalance penalties; partially offset by
•an increase in revenues from NGL sales less the cost of NGLs primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane, partially offset by lower processed volumes;
•an increase in processing service fees due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements and a decrease in the recognition of certain annual minimum processing fees; and
•an increase in crude oil, condensate and produced water gathering revenues primarily due to an increase in gathered crude oil volumes in the Williston Basin, partially offset by a decrease in gathered crude oil and condensate volumes in the Anadarko Basin.

Enable's transportation and storage business segment reported an increase in operating income of $3.0 million and $73.0 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The increases in Enable's transportation and storage business segment operating income were primarily driven by the below factors.

	Three Months Ended		Six Months Ended
(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Enable margin (A)	$1.0	$0.3	$70.0	$17.9
Operation and maintenance, General and administrative	$(1.0)	$0.3	$(4.0)	$1.0
Depreciation and amortization	$(2.0)	$0.5	$—	$—
(A)Enable margin is a non-GAAP measure and is defined and reconciled to its most directly comparable financial measure as calculated and presented within "Non-GAAP Financial Measures - Enable" above.

Transportation and storage Enable margin increased for the three months ended June 30, 2021 primarily due to:

•an increase in system management activities primarily due to higher average natural gas sales prices, less the cost of natural gas;
•an increase in revenues from NGL sales, less the cost of NGLs due to an increase in average NGL prices; and
•a reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories; partially offset by
•a decrease in firm transportation and storage services primarily due to interstate contract extensions at lower rates and terminations of certain intrastate firm transportation agreements;
•higher realized losses on natural gas derivatives; and
•a decrease in changes in the fair value of natural gas derivatives.

Transportation and storage Enable margin increased for the six months ended June 30, 2021 primarily due to:

•an increase in system management activities primarily due to higher average natural gas sales prices, less the cost of natural gas;
•an increase in volume-dependent transportation and storage revenues due to an increase in assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes, inclusive of disruptions in natural gas supply associated with Winter Storm Uri and the recognition in 2020 of revenue upon the settlement of a certain rate case with no comparable item in 2021;
•a reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories; and
•an increase in revenues from NGL sales, less the cost of NGLs due to an increase in average NGL prices, partially offset by lower volumes; partially offset by
•a decrease in firm transportation and storage services due to the recognition in 2020 of previously reserved revenue upon the settlement of a certain rate case with no comparable item in 2021 combined with interstate contract extensions at lower rates and terminations of certain intrastate firm transportation agreements;
•a decrease in changes in the fair value of natural gas derivatives; and
•higher realized losses on natural gas derivatives.

OGE Holdings' income tax expense decreased $8.1 million during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to state deferred tax adjustments related to OGE Energy's investment in Enable primarily driven by the decrease in the Oklahoma corporate tax rate, partially offset by higher pretax income. OGE Holdings' income tax expense was $13.7 million during the six months ended June 30, 2021, as compared to an income tax benefit of $171.7 million during the same period in 2020. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded in 2020 on OGE Energy's investment in Enable and higher pretax income in 2021, partially offset by state deferred tax adjustments related to OGE Energy's investment in Enable primarily driven by the decrease in the Oklahoma corporate tax rate.

Off-Balance Sheet Arrangements

There have been no significant changes in OGE Energy's off-balance sheet arrangements from those discussed in its 2020 Form 10-K. OGE Energy has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Six Months Ended
	June 30,		2021 vs. 2020
(Dollars in millions)	2021	2020	$ Change	% Change
Net cash (used in) provided from operating activities (A)	$(767.8)	$263.3	$(1,031.1)	*
Net cash used in investing activities (B)	$(356.8)	$(282.3)	$(74.5)	26.4%
Net cash provided from financing activities (C)	$1,123.5	$86.5	$1,037.0	*
* Change is greater than 100 percent variance.
(A)Decreased primarily due to an increase in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri.
(B)Changed due to increased spend on grid modernization projects at OG&E as well as timing of plant outages.
(C)Increased primarily due to increases in long- and short-term debt to provide additional liquidity for the increased fuel and purchased power costs incurred by OG&E related to Winter Storm Uri.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at June 30, 2021 compared to December 31, 2020.

Accounts Receivable and Accrued Unbilled Revenues increased $42.5 million, or 18.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2021 as compared to December 2020.

Income Taxes Receivable decreased $4.0 million, or 49.4 percent, primarily due to current year tax expense accruals in excess of the prior accrued receivable.

Fuel Inventories increased $9.6 million, or 26.3 percent, primarily due to increased coal inventory.

Other Current Assets increased $5.9 million, or 14.3 percent, primarily due to an increase in SPP deposits, prepayments associated with software expense and under-recovered riders, partially offset by a decrease in the SPP transmission formula rate true-up and prepaid insurance.

Short-term Debt increased $289.5 million, primarily due to borrowings under OGE Energy's revolving credit and term loan agreements to provide additional liquidity for the increased fuel and purchased power costs incurred as a result of Winter Storm Uri. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accounts Payable decreased $61.7 million, or 24.5 percent, primarily due to the timing of vendor payments and lower fuel and purchased power accruals as a result of timing differences and SPP purchased power resettlements related to Winter Storm Uri.

Accrued Compensation increased $4.9 million, or 15.8 percent, primarily due to increased 2021 labor accruals as a result of pay period timing differences, partially offset by 2020 incentive compensation payouts that occurred in the first quarter of 2021.

Fuel Clause Over Recoveries decreased $23.9 million, or 83.6 percent, primarily due to both higher fuel costs and decreased collections from customers.

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

(In millions)	2021	2022	2023	2024	2025	Total
Transmission	$150	$110	$115	$105	$125	$605
Oklahoma distribution	275	290	265	300	300	1,430
Arkansas distribution	25	20	20	20	20	105
Generation	105	85	125	125	130	570
Oklahoma Grid Advancement	215	180	185	185	185	950
Subscription Solar Plan	15	20	20	20	20	95
Other	65	80	80	80	80	385
Total	$850	$785	$810	$835	$860	$4,140

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

OGE Energy has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for OGE Energy and $450.0 million for OG&E), which can also be used as letter of credit facilities. The following table presents information about OGE Energy's revolving credit agreements at June 30, 2021.

(Dollars in millions)	June 30, 2021
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements	$615.1
Balance of cash and cash equivalents	$—

The following table presents information about OGE Energy's total short-term debt activity for the three and six months ended June 30, 2021.

(Dollars in millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Average balance of short-term debt	$1,037.3	$733.1
Weighted-average interest rate of average balance of short-term debt	0.65%	0.60%
Maximum month-end balance of short-term debt	$1,443.4	$1,443.4

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement to provide additional liquidity to help cover the increased fuel and purchased power costs incurred by OG&E during Winter Storm Uri. In May 2021, $900.0 million of the $1.0 billion term loan was repaid using the proceeds from the senior notes issued by both OGE Energy and OG&E, as further described below. See Note 11 within "Item 1. Financial Statements" for further discussion of the Registrants' short-term debt activity.

Issuance of Long-Term Debt

In May 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. Each series is due May 26, 2023 but may be redeemed by OGE Energy or OG&E on or after November 26, 2021 at a price equal to 100 percent of the principal amount of the senior notes being redeemed, plus any accrued and unpaid interest. The proceeds from these issuances were used to repay $900.0 million of the $1.0 billion term loan OGE Energy entered into in March 2021 to help cover the fuel and purchased power costs incurred by OG&E during Winter Storm Uri.

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

On March 1, 2021, Moody's Investors Service revised their ratings outlook on both OGE Energy and OG&E from stable to negative. Moody's Investors Service indicated that the negative outlook on OGE Energy's rating is consistent with OG&E's and reflects the increased regulatory uncertainty related to the recovery timeline of the cost incurred to procure fuel and purchased power during Winter Storm Uri.

On March 3, 2021, S&P's Global Ratings revised their ratings outlook on both OGE Energy and OG&E from stable to negative. S&P's Global Ratings indicated that the revised outlooks reflect their expectation for weaker financial measures directly associated with the significant increase in fuel and purchased power costs as a result of Winter Storm Uri, the uncertainty regarding timely recovery of those costs and the associated refinancing risk related to the 364-day $1.0 billion term loan. For OGE Energy, S&P's Global Ratings indicated the revised outlook also reflects their expectation of execution risk associated with the closing of Energy Transfer's acquisition of Enable.

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and six months ended June 30, 2021, Enable made distributions of $18.4 million and $36.7 million to OGE Energy, respectively.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The update applies to ozone-season NOx emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOx emissions and went into effect on May 1, 2017 in Oklahoma. The update reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on OG&E's challenges to the rule pending an EPA review and decision on a separate administrative petition that OG&E filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. On October 30, 2020, the EPA published a proposed rule to revise the 2016 update rule and address the 2019 remand. The EPA published a final version of the remanded rule in the Federal Register on May 17, 2021. Consistent with the proposal, the EPA does not require additional reductions in the emissions budget for Oklahoma based on a determination that the state does not cause or contribute to nonattainment of the ambient air quality standards in the relevant downwind areas.

OG&E continues to monitor these processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results. OG&E is in compliance with the rule requirements which remain in effect and does not anticipate, at this time, additional capital expenditures for compliance with the regulation.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2021, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere. On April 22, 2021, President Biden announced a target for the U.S. in association with the United Nations' "Paris Agreement" on climate change. The target consists of a 50 to 52 percent reduction from 2005 levels in economy-wide net greenhouse gas emissions in 2030. President Biden also has stated that a goal of his administration is to see the electric power industry fully decarbonized by 2035. The details surrounding the implementation of these targets are not finalized and the impact to OG&E, if any, is currently unknown. Such initiatives may result in future additional greenhouse gas emissions reductions in the U.S.; however, it is not possible to determine what the

U.S. standards for greenhouse gas emissions will be in the future or the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.
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
Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the SIP deadline for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule, which has not commenced. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. On July 8, 2021, the EPA issued a memorandum providing further information on the development of SIPs for the Regional Haze second implementation period.

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

On June 1, 2021, the USFWS published a proposed rule to list two distinct population segments of the lesser prairie chicken; the southern distinct population segment located in west Texas and eastern New Mexico is proposed as endangered status, and the northern distinct population located in northwest Texas, Oklahoma, Kansas and Colorado is proposed as threatened status. The northern population is proposed to be listed as threatened with a 4(d) rule which would prohibit take of the chicken, such as destroying its habitat by building a transmission line or substation, without a permit or special authorization from the USFWS. The final rule for the listing decision is expected to occur in June 2022.

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

Over 95 percent of the ash from OG&E's Muskogee and Sooner facilities was recovered and sold to the concrete and cement industries in the last two years, and in 2021, River Valley became OG&E's third power plant to enter an agreement to have its fly ash reused. Using ash in this way also helps cement manufacturers minimize their impact on the environment by avoiding the need to extract and process other natural resources. Based on estimates from the American Coal Ash Association, OG&E fly ash reuse helped avoid over three million tons of CO2 emissions in the last 13 years.

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

On April 21, 2020, the EPA and U.S. Army Corps of Engineers published a rule to define the scope of federal jurisdiction over wetlands. This final rule replaces the repealed definition of waters of the U.S. from 2015. The rule became effective on June 22, 2020, and OG&E has not experienced, and does not expect to experience, any material impacts as a result.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On August 2, 2021, following a mid-year market-data review, the Compensation Committee of the Board of Directors approved adjustments to the annual base salaries of W. Bryan Buckler, Chief Financial Officer, and Donnie O. Jones, Vice President – Utility Operations of OG&E. Mr. Buckler's 2021 base salary increased 10 percent from $400,000 to an annual rate of $440,000, and Mr. Jones's 2021 base salary increased 10 percent from $323,000 to an annual rate of $355,000. No other compensation changes were made for Messrs. Buckler and Jones; however, as the target amount of annual incentive is expressed as a percentage of salary, the increases will have the effect of potentially increasing the annual incentive amounts earned.

Also, on August 3, 2021, the Board of Directors amended and restated the OGE Energy Corp. Supplemental Executive Retirement Plan ("SERP"), to increase the benefit amount payable under the SERP. The SERP, which originally was adopted in 1993 and most recently amended in 2019, provides a supplemental executive retirement plan in order to attract and retain lateral hires or other executives designated by the Compensation Committee who may not otherwise qualify for a sufficient level of benefits under OGE Energy's Pension Plan and Restoration of Retirement Income Plan. The SERP is an unfunded supplemental executive retirement plan that is not subject to the benefit limits imposed by the Internal Revenue Code. Sean Trauschke, Chairman, President and Chief Executive Officer of OGE Energy, was designated as a participant in the SERP in 2019 and currently is the only employee of OGE Energy that participates in the SERP.

Prior to the amendment in August 2021, the SERP provided to designated participants a retirement benefit at or after age 60 equal to the actuarial equivalent of 1.32 percent of the participant's average compensation (equal to base salary, plus target amount of annual incentive award in effect) during his or her final 36 months of employment, multiplied by his or her years of service (or portions thereof). For this purpose, years of service commence upon the later to occur of the participant's commencement of employment with OGE Energy or January 1, 2019. SERP payments will be made in a lump sum after becoming eligible for benefits and following termination, as provided in the SERP, in an amount equal to the actuarial equivalent of the monthly annuity.

The SERP, as amended, will increase the retirement benefit from the actuarial equivalent of 1.32 percent of the participant's average compensation during his or her final 36 months of employment to the actuarial equivalent of 2.90 percent of the participant's average compensation during his or her final 36 months of employment, in each case, multiplied by his or her years of service (or portions thereof).

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01
Supplemental Indenture No. 4 dated as of May 27, 2021 between OGE Energy and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 27, 2021 (File No. 1-12579) and incorporated by reference herein).
X
4.02
Supplemental Indenture No. 22 dated as of May 27, 2021 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.02 to OG&E's Form 8-K filed May 27, 2021 (File No. 1-01097) and incorporated by reference herein).
X
10.01*+	Amendment No. 1 to the OGE Energy Corp. Supplemental Executive Retirement Plan.	X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Schema Document.	X	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X	X
101.DEF	Inline XBRL Definition Linkbase Document.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

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

August 4, 2021