Form 10-Q
period 2021-09-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2021-11-04
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
OGE Energy Corp. ☐  Yes  ☑ No        Oklahoma Gas and Electric Company ☐  Yes  ☑ No

At September 30, 2021, there were 200,174,540 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At September 30, 2021, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 31, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
ISO	Independent system operator
MATS	Mercury and Air Toxics Standards
MBbl/d	Thousand barrels per day
MW	Megawatt
MWh	Megawatt-hour
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOPR	Notice of proposed rulemaking
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable
OSHA	U.S. Department of Labor's Occupational Safety and Health Administration
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
RTO	Regional transmission organization
SESH	Southeast Supply Header, LLC, in which Enable owns a 50 percent interest, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
TBtu/d	Trillion British thermal units per day
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021
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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2020 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies, inflation rates and their impact on capital expenditures;
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
•availability and prices of raw materials and equipment for current and future construction projects;
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
•potential employee attrition and resultant impact to OGE Energy's business if the proposed new federal regulation regarding a vaccination mandate is deemed to apply to the Registrants and is implemented in December 2021;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$848.2	$687.8	$3,033.7	$1,600.2
Other revenues	16.2	14.3	38.7	36.7
Operating revenues	864.4	702.1	3,072.4	1,636.9
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	330.1	209.1	1,876.9	481.5
OPERATING EXPENSES
Other operation and maintenance	115.4	109.7	343.9	347.2
Depreciation and amortization	108.6	100.5	310.2	292.2
Taxes other than income	25.5	24.8	78.5	76.3
Operating expenses	249.5	235.0	732.6	715.7
OPERATING INCOME	284.8	258.0	462.9	439.7
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	41.2	15.8	127.9	(703.8)
Allowance for equity funds used during construction	1.9	1.1	4.8	3.7
Other net periodic benefit expense	(1.6)	(2.0)	(4.3)	(3.5)
Other income	5.6	5.5	14.9	27.0
Other expense	(3.8)	(5.4)	(12.5)	(23.9)
Net other income (expense)	43.3	15.0	130.8	(700.5)
INTEREST EXPENSE
Interest on long-term debt	39.3	38.7	115.5	114.1
Allowance for borrowed funds used during construction	(1.0)	(0.5)	(2.5)	(1.5)
Interest on short-term debt and other interest charges	1.2	1.6	5.8	6.3
Interest expense	39.5	39.8	118.8	118.9
INCOME (LOSS) BEFORE TAXES	288.6	233.2	474.9	(379.7)
INCOME TAX EXPENSE (BENEFIT)	36.1	55.8	56.8	(151.2)
NET INCOME (LOSS)	$252.5	$177.4	$418.1	$(228.5)
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.1	200.1	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.4	200.4	200.3	200.1
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$1.26	$0.89	$2.09	$(1.14)
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$1.26	$0.89	$2.09	$(1.14)

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$252.5	$177.4	$418.1	$(228.5)
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	—	0.1	—
Amortization of deferred net loss, net of tax of $0.2, $0.3, $0.6 and $0.9, respectively	0.4	0.9	1.2	2.9
Settlement cost, net of tax of $0.3, $0.5, $1.9 and $0.6, respectively	1.1	1.3	4.8	1.5
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.1), ($0.2), ($0.3) and ($0.5), respectively	(0.3)	(0.4)	(1.0)	(1.2)
Amortization of deferred net gain (loss), net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	0.1	(0.1)
Other comprehensive gain (loss) from unconsolidated affiliates, net of tax of $0.0, $0.1, $0.1 and ($0.3), respectively	0.3	0.4	0.6	(0.9)
Other comprehensive income (loss), net of tax	1.6	2.2	5.8	2.2
Comprehensive income (loss)	$254.1	$179.6	$423.9	$(226.3)

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$418.1	$(228.5)
Adjustments to reconcile net income (loss) to net cash (used in) provided from operating activities:
Depreciation and amortization	310.2	292.2
Deferred income taxes and investment tax credits, net	40.9	(168.4)
Equity in (earnings) losses of unconsolidated affiliates	(127.9)	703.8
Distributions from unconsolidated affiliates	55.0	73.3
Allowance for equity funds used during construction	(4.8)	(3.7)
Stock-based compensation expense	7.1	6.7
Regulatory assets	(881.5)	(8.5)
Regulatory liabilities	(50.0)	(48.6)
Other assets	(6.7)	(3.7)
Other liabilities	(41.6)	(39.2)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(99.4)	(62.9)
Income taxes receivable	7.6	10.0
Fuel, materials and supplies inventories	8.7	(2.0)
Fuel recoveries	(126.8)	74.3
Other current assets	(4.9)	(6.3)
Accounts payable	(41.4)	(68.6)
Other current liabilities	43.3	5.4
Net cash (used in) provided from operating activities	(494.1)	525.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(540.6)	(419.7)
Investment in unconsolidated affiliates	(6.3)	(2.4)
Net cash used in investing activities	(546.9)	(422.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	999.6	297.1
Increase (decrease) in short-term debt	288.2	(112.0)
Payment of long-term debt	(0.1)	(0.1)
Dividends paid on common stock	(242.8)	(234.4)
Cash paid for employee equity-based compensation and expense of common stock	(3.5)	(7.1)
Purchase of treasury stock	—	(14.7)
Net cash provided from (used in) financing activities	1,041.4	(71.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	32.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1.1	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.5	$32.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.5	$1.1
Accounts receivable, less reserve of $2.4 and $2.6, respectively	242.3	157.8
Accrued unbilled revenues	82.5	67.6
Income taxes receivable	0.5	8.1
Fuel inventories	35.0	36.5
Materials and supplies, at average cost	111.4	116.2
Fuel clause under recoveries	98.2	—
Other	55.6	41.2
Total current assets	627.0	428.5
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	478.9	397.4
Other	90.8	86.7
Total other property and investments	569.7	484.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,703.9	13,296.7
Construction work in progress	249.3	145.5
Total property, plant and equipment	13,953.2	13,442.2
Less: accumulated depreciation	4,257.3	4,067.6
Net property, plant and equipment	9,695.9	9,374.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,264.9	415.6
Other	20.0	16.0
Total deferred charges and other assets	1,284.9	431.6
TOTAL ASSETS	$12,177.5	$10,718.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$383.2	$95.0
Accounts payable	243.5	251.5
Dividends payable	82.1	80.5
Customer deposits	80.6	81.1
Accrued taxes	82.8	55.7
Accrued interest	42.5	40.2
Accrued compensation	38.6	31.1
Fuel clause over recoveries	—	28.6
Other	40.6	33.7
Total current liabilities	993.9	697.4
LONG-TERM DEBT	4,495.8	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	175.2	231.4
Deferred income taxes	1,240.9	1,268.6
Deferred investment tax credits	11.0	10.9
Regulatory liabilities	1,247.7	1,188.9
Other	198.1	195.4
Total deferred credits and other liabilities	2,872.9	2,895.2
Total liabilities	8,362.6	7,087.0
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,123.0	1,124.6
Retained earnings	2,718.3	2,544.6
Accumulated other comprehensive loss, net of tax	(26.3)	(32.1)
Treasury stock, at cost	(0.1)	(5.3)
Total stockholders' equity	3,814.9	3,631.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,177.5	$10,718.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	52.7	—	52.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(81.7)	—	(81.7)
Stock-based compensation	—	—	(0.1)	5.2	(6.0)	—	—	(0.8)
Balance at March 31, 2021	200.1	$2.0	—	$(0.1)	$1,116.6	$2,515.6	$(28.6)	$3,605.5
Net income	—	—	—	—	—	112.9	—	112.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(80.6)	—	(80.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2021	200.1	$2.0	—	$(0.1)	$1,118.9	$2,547.9	$(27.9)	$3,640.8
Net income	—	—	—	—	—	252.5	—	252.5
Other comprehensive income, net of tax	—	—	—	—	—	—	1.6	1.6
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.1)	—	(82.1)
Stock-based compensation	—	—	—	—	2.1	—	—	2.1
Balance at September 30, 2021	200.1	$2.0	—	$(0.1)	$1,121.0	$2,718.3	$(26.3)	$3,814.9

Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(491.8)	—	(491.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(0.9)	(0.9)
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(79.3)	—	(79.3)
Stock-based compensation	—	—	(0.2)	9.4	(14.5)	—	—	(5.1)
Purchase of treasury stock	—	—	0.2	(9.7)	—	—	—	(9.7)
Balance at March 31, 2020	200.1	$2.0	—	$(0.3)	$1,114.8	$2,465.0	$(28.8)	$3,552.7
Net income	—	—	—	—	—	85.9	—	85.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.3875 per share)	—	—	—	—	—	(77.6)	—	(77.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2020	200.1	$2.0	—	$(0.3)	$1,117.1	$2,473.3	$(27.9)	$3,564.2
Net income	—	—	—	—	—	177.4	—	177.4
Other comprehensive income, net of tax	—	—	—	—	—	—	2.2	2.2
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(80.5)	—	(80.5)
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Purchase of treasury stock	—	—	0.1	(5.0)	—	—	—	(5.0)
Balance at September 30, 2020	200.1	$2.0	0.1	$(5.3)	$1,119.5	$2,570.2	$(25.7)	$3,660.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$848.2	$687.8	$3,033.7	$1,600.2
Other revenues	16.2	14.3	38.7	36.7
Operating revenues	864.4	702.1	3,072.4	1,636.9
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	330.1	209.1	1,876.9	481.5
OPERATING EXPENSES
Other operation and maintenance	115.8	110.1	344.4	348.8
Depreciation and amortization	108.6	100.5	310.2	292.2
Taxes other than income	24.6	23.9	75.3	72.8
Operating expenses	249.0	234.5	729.9	713.8
OPERATING INCOME	285.3	258.5	465.6	441.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.9	1.1	4.8	3.7
Other net periodic benefit expense	(1.1)	(1.3)	(3.2)	(2.8)
Other income	2.4	1.1	5.2	3.7
Other expense	(0.3)	(0.3)	(1.0)	(1.7)
Net other income	2.9	0.6	5.8	2.9
INTEREST EXPENSE
Interest on long-term debt	38.4	38.7	114.2	114.1
Allowance for borrowed funds used during construction	(1.0)	(0.5)	(2.5)	(1.5)
Interest on short-term debt and other interest charges	0.6	1.3	2.6	3.1
Interest expense	38.0	39.5	114.3	115.7
INCOME BEFORE TAXES	250.2	219.6	357.1	328.8
INCOME TAX EXPENSE	26.4	20.1	37.0	30.5
NET INCOME	$223.8	$199.5	$320.1	$298.3
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$223.8	$199.5	$320.1	$298.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320.1	$298.3
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation and amortization	310.2	292.2
Deferred income taxes and investment tax credits, net	32.1	23.9
Allowance for equity funds used during construction	(4.8)	(3.7)
Stock-based compensation expense	1.6	2.2
Regulatory assets	(881.5)	(8.5)
Regulatory liabilities	(50.0)	(48.6)
Other assets	(0.9)	(3.2)
Other liabilities	(38.2)	(27.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(100.8)	(62.4)
Fuel, materials and supplies inventories	8.7	(2.0)
Fuel recoveries	(126.8)	74.3
Other current assets	(3.2)	(5.8)
Accounts payable	(39.3)	(59.6)
Income taxes payable - parent	7.2	9.6
Other current liabilities	36.0	(0.7)
Net cash (used in) provided from operating activities	(529.6)	478.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(540.6)	(419.7)
Net cash used in investing activities	(540.6)	(419.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from OGE Energy	530.0	—
Dividends paid on common stock	(45.0)	(75.0)
Proceeds from long-term debt	499.8	297.1
Payment of long-term debt	(0.1)	(0.1)
Changes in advances with parent	87.0	(248.7)
Net cash provided from (used in) financing activities	1,071.7	(26.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.5	32.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.5	$32.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.5	$—
Accounts receivable, less reserve of $2.4 and $2.6, respectively	242.3	156.3
Accrued unbilled revenues	82.5	67.7
Advances to parent	—	272.0
Fuel inventories	35.0	36.5
Materials and supplies, at average cost	111.4	116.2
Fuel clause under recoveries	98.2	—
Other	49.4	36.9
Total current assets	620.3	685.6
OTHER PROPERTY AND INVESTMENTS	3.9	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,697.8	13,290.6
Construction work in progress	249.3	145.5
Total property, plant and equipment	13,947.1	13,436.1
Less: accumulated depreciation	4,257.3	4,067.6
Net property, plant and equipment	9,689.8	9,368.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,264.9	415.6
Other	19.0	15.2
Total deferred charges and other assets	1,283.9	430.8
TOTAL ASSETS	$11,597.9	$10,489.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2021	2020
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$230.7	$236.7
Advances from parent	42.2	—
Customer deposits	80.6	81.1
Accrued taxes	76.1	53.3
Accrued interest	41.3	40.2
Accrued compensation	28.1	22.5
Fuel clause over recoveries	—	28.6
Other	40.4	33.5
Total current liabilities	539.4	495.9
LONG-TERM DEBT	3,995.9	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	93.5	135.4
Deferred income taxes	981.5	1,020.8
Deferred investment tax credits	11.0	10.9
Regulatory liabilities	1,247.7	1,188.9
Other	166.5	167.1
Total deferred credits and other liabilities	2,500.2	2,523.1
Total liabilities	7,035.5	6,513.4
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,571.2	1,039.5
Retained earnings	2,991.2	2,936.1
Total stockholder's equity	4,562.4	3,975.6
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,597.9	$10,489.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	11.2	11.2
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	0.5	—	0.5
Balance at March 31, 2021	40.4	$100.9	$1,469.1	$2,947.3	$4,517.3
Net income	—	—	—	85.1	85.1
Dividends declared on common stock	—	—	—	(45.0)	(45.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at June 30, 2021	40.4	$100.9	$1,469.7	$2,987.4	$4,558.0
Net income	—	—	—	223.8	223.8
Dividends declared on common stock	—	—	—	(220.0)	(220.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at September 30, 2021	40.4	$100.9	$1,470.3	$2,991.2	$4,562.4

Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	19.9	19.9
Stock-based compensation	—	—	0.9	—	0.9
Balance at March 31, 2020	40.4	$100.9	$936.6	$2,941.6	$3,979.1
Net income	—	—	—	78.9	78.9
Dividends declared on common stock	—	—	—	(75.0)	(75.0)
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2020	40.4	$100.9	$937.3	$2,945.5	$3,983.7
Net income	—	—	—	199.5	199.5
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at September 30, 2020	40.4	$100.9	$937.9	$2,895.0	$3,933.8

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
In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at September 30, 2021 and December 31, 2020, the results of the Registrants' operations for the three and nine months ended September 30, 2021 and 2020 and the Registrants' cash flows for the nine months ended September 30, 2021 and 2020 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2021 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2020 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2021	2020
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$98.2	$—
SPP cost tracker under recoveries (A)	7.7	7.0
Generation Capacity Replacement rider under recoveries (A)	1.7	4.4
Other (A)	7.7	8.4
Total current regulatory assets	$115.3	$19.8

Non-current:
Oklahoma Winter Storm Uri costs	$756.3	$—
Oklahoma deferred storm expenses	173.8	158.8
Benefit obligations regulatory asset	130.6	164.9
Arkansas Winter Storm Uri costs	91.0	—
Pension tracker	41.6	18.1
Sooner Dry Scrubbers	19.1	19.7
Arkansas deferred pension expenses	11.8	9.3
Unamortized loss on reacquired debt	9.1	9.7
COVID-19 impacts	8.0	6.4
Frontier Plant deferred expenses	7.1	6.4
Smart Grid	5.9	11.2
Other	10.6	11.1
Total non-current regulatory assets	$1,264.9	$415.6
REGULATORY LIABILITIES
Current:
Oklahoma energy efficiency rider over recoveries (B)	$4.7	$1.5
Fuel clause over recoveries	—	28.6
Other (B)	1.6	5.0
Total current regulatory liabilities	$6.3	$35.1
Non-current:
Income taxes refundable to customers, net	$938.8	$867.4
Accrued removal obligations, net	305.1	316.8
Other	3.8	4.7
Total non-current regulatory liabilities	$1,247.7	$1,188.9
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

Investment in Unconsolidated Affiliates

OGE Energy's investment in Enable is considered to be a variable interest entity because the owners of the equity at risk in this entity have disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, OGE Energy accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences. OGE Energy's maximum exposure to loss related to Enable is limited to its equity investment in Enable at September 30, 2021 as presented in Note 13.

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

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the nine months ended September 30, 2021 and 2020. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(34.1)	$3.3	$(1.3)	$(32.1)
Other comprehensive income before reclassifications	—	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(0.9)	—	0.4
Settlement cost	4.8	—	—	4.8
Balance at September 30, 2021	$(28.0)	$2.4	$(0.7)	$(26.3)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Loss from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(35.1)	$7.8	$(0.6)	$(27.9)
Other comprehensive loss before reclassifications	—	—	(0.9)	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	2.9	(1.3)	—	1.6
Settlement cost	1.5	—	—	1.5
Balance at September 30, 2020	$(30.7)	$6.5	$(1.5)	$(25.7)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income (loss) during the three and nine months ended September 30, 2021 and 2020.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.6)	$(1.2)	$(1.8)	$(3.8)	(A)
Prior service cost	(0.1)	—	(0.1)	—	(A)
Settlement cost	(1.4)	(1.8)	(6.7)	(2.1)	(A)
	(2.1)	(3.0)	(8.6)	(5.9)	Income (Loss) Before Taxes
	(0.5)	(0.8)	(2.5)	(1.5)	Income Tax Expense (Benefit)
	$(1.6)	$(2.2)	$(6.1)	$(4.4)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$0.4	$0.6	$1.3	$1.7	(A)
Actuarial gains (losses)	—	—	(0.1)	0.1	(A)
	0.4	0.6	1.2	1.8	Income (Loss) Before Taxes
	0.1	0.2	0.3	0.5	Income Tax Expense (Benefit)
	$0.3	$0.4	$0.9	$1.3	Net Income (Loss)

Total reclassifications for the period, net of tax	$(1.3)	$(1.8)	$(5.2)	$(3.1)	Net Income (Loss)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Residential	$365.5	$294.9	$1,112.2	$664.6
Commercial	203.4	156.7	619.2	361.0
Industrial	79.9	59.3	264.1	145.5
Oilfield	68.0	50.6	257.5	127.2
Public authorities and street light	75.0	57.8	235.1	133.1
System sales revenues	791.8	619.3	2,488.1	1,431.4
Provision for rate refund	—	4.8	—	3.2
Integrated market	17.2	18.0	447.6	33.7
Transmission	30.8	35.0	103.8	109.0
Other	8.4	10.7	(5.8)	22.9
Revenues from contracts with customers (A)	$848.2	$687.8	$3,033.7	$1,600.2
(A) In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Operating revenues for the nine months ended September 30, 2021 significantly increased due to increased fuel, purchased power and direct transmission expenses, which are generally recoverable from customers, as a result of Winter Storm Uri. For further discussion, see Note 15 and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation."

4.Investment in Unconsolidated Affiliates

At September 30, 2021, OGE Energy owned 111.0 million common units, or 25.5 percent, of Enable's outstanding common units. On September 30, 2021, Enable's common unit price closed at $8.12. OGE Energy recorded equity in earnings of unconsolidated affiliates of $41.2 million and $127.9 million for the three and nine months ended September 30, 2021, respectively, compared to equity in earnings of unconsolidated affiliates of $15.8 million for the three months ended September 30, 2020 and equity in losses of unconsolidated affiliates of $703.8 million for the nine months ended September 30, 2020. Equity in earnings (losses) of unconsolidated affiliates includes OGE Energy's share of Enable's earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its underlying equity in the net assets of Enable, as well as any impairment OGE Energy records on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates is also adjusted for the elimination of the Enogex Holdings fair value adjustments. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition. For more information concerning the formation of Enable and OGE Energy's accounting for its investment in Enable, see Note 5 within "Item 8. Financial Statements and Supplementary Data" in OGE Energy's 2020 Form 10-K.

The following tables present summarized unaudited financial information for 100 percent of Enable as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020.

	September 30,	December 31,
Balance Sheet	2021	2020
(In millions)
Current assets	$536	$381
Non-current assets	$11,244	$11,348
Current liabilities	$1,299	$582
Non-current liabilities	$3,248	$4,052

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement	2021	2020	2021	2020
(In millions)
Total revenues	$956	$596	$2,713	$1,759
Cost of natural gas and NGLs (excluding depreciation and amortization)	$565	$250	$1,510	$653
Operating income	$152	$100	$482	$326
Net income (loss)	$107	$(173)	$341	$(35)

The following table presents a reconciliation of OGE Energy's equity in earnings (losses) of unconsolidated affiliates for the three and nine months ended September 30, 2021 and 2020. For further discussion of Enable's net income (loss), see "Item 2. Management's Discussion and Analysis - Results of Operations - OGE Holdings (Natural Gas Midstream Operations)."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Enable net income (loss)	$107.0	$(173.0)	$341.0	$(35.0)
OGE Energy's percent ownership at period end	25.5%	25.5%	25.5%	25.5%
OGE Energy's portion of Enable net income (loss)	$27.5	$(44.0)	$87.0	$(8.9)
Amortization of basis difference and dilution recognition (A)	13.7	59.8	40.9	85.1
Impairment of OGE Energy's equity method investment in Enable (B)	—	—	—	(780.0)
Equity in earnings (losses) of unconsolidated affiliates (C)	$41.2	$15.8	$127.9	$(703.8)
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
(C) For the three and nine months ended September 30, 2020, Enable recorded a $225.0 million impairment on its SESH equity method investment, which is included in their net loss for each period. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. The impairment ran through OGE Energy's portion of Enable net income (loss) and was offset by basis differences that flow through the amortization of basis difference and dilution recognition line item above.

The following table presents a reconciliation of the difference between OGE Energy's investment in Enable and its underlying equity in the net assets of Enable (basis difference) from December 31, 2020 to September 30, 2021. The basis difference is amortized over approximately 30 years.

(In millions)
Basis difference at December 31, 2020	$1,332.3
Amortization of basis difference (A)	(42.1)
Basis difference at September 30, 2021	$1,290.2
(A) Includes proportional basis difference recognition due to dilution.

Distributions received from Enable were $18.3 million during both the three months ended September 30, 2021 and 2020 and $55.0 million and $73.3 million during the nine months ended September 30, 2021 and 2020, respectively.

On October 26, 2021, Enable announced a quarterly dividend distribution of $0.16525 per unit on its outstanding common units, which is unchanged from the previous quarter. If cash distributions to Enable's unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages, up to 50 percent, of the cash Enable distributes in excess of that amount. OGE Energy is entitled to 60 percent of those "incentive distributions." In certain circumstances, the general partner has the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable's cash distributions at the time of the exercise of this reset election.

Enable Merger Agreement with Energy Transfer

On February 16, 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which, and subject to the conditions of the merger agreement, all outstanding common units of Enable will be acquired by Energy Transfer in an all-equity transaction. Energy Transfer is a publicly traded limited partnership with core operations that include complementary natural gas midstream, intrastate and interstate transportation and storage assets; crude oil, NGLs and refined product transportation and terminalling assets; NGL fractionation; and various acquisition and marketing assets. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. The transaction is subject to the receipt of the required approvals from the holders of a majority of Enable's common units. Contemporaneously with the execution of the merger agreement, OGE Energy entered into a support agreement with Enable and Energy Transfer in which OGE Energy agreed to vote its common units in favor of the merger. In April 2021, CenterPoint and OGE Energy, who collectively own approximately 79.2 percent of Enable's common units, delivered written consents approving the merger agreement, and those consents are sufficient to approve the merger. The transaction also is subject to the receipt of anti-trust approvals and other customary closing conditions. The transaction is anticipated to close in 2021. Assuming the transaction closes, OGE Energy will own approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it currently owns.

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

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $32.2 million and $32.7 million during the three months ended September 30, 2021 and 2020, respectively, and $101.3 million and $107.5 million during the nine months ended September 30, 2021 and 2020, respectively.

OGE Energy and Enable

OGE Energy and Enable are currently parties to several agreements whereby OGE Energy provides specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.1 million during both the three months ended September 30, 2021 and 2020 and $0.3 million during both the nine months ended September 30, 2021 and 2020.

Pursuant to a seconding agreement, OGE Energy provides seconded employees to Enable to support Enable's operations. As of September 30, 2021, 64 employees that participate in OGE Energy's defined benefit and retirement plans are seconded to Enable. OGE Energy billed Enable for reimbursement of $2.5 million and $3.5 million during the three months ended September 30, 2021 and 2020, respectively, and $10.3 million and $13.6 million during the nine months ended September 30, 2021 and 2020, respectively, under the seconding agreement for employment costs. If the seconding agreement were terminated, and those employees were no longer employed by OGE Energy, and lump sum payments were made to those employees, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $17.6 million. Settlement and curtailment charges associated with the Enable seconded employees are not reimbursable to OGE Energy by Enable. The seconding agreement can be terminated by mutual agreement of OGE Energy and Enable or solely by OGE Energy upon 120 days' notice.

OGE Energy had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $1.1 million as of September 30, 2021 and $2.0 million as of December 31, 2020, which are included in Accounts Receivable in OGE Energy's condensed balance sheets.

Assuming the pending merger between Enable and Energy Transfer is completed, these agreements between OGE Energy and Enable, pursuant to which OGE Energy provides support services and seconded employees, will be terminated.

OG&E and Enable

Enable provides gas transportation services to OG&E pursuant to agreements that grant Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E compensates Enable when Enable's deliveries exceed OG&E's pipeline nominations. Enable compensates OG&E when OG&E's pipeline nominations exceed Enable's deliveries. The following table presents summarized related party transactions between OG&E and Enable during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Operating revenues:
Electricity to power electric compression assets	$4.1	$4.5	$10.0	$11.7
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$9.4	$9.3	$23.4	$23.4
Natural gas purchases (sales)	$(7.7)	$3.2	$(28.3)	$2.2

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

The Registrants had no financial instruments measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. The following table presents the carrying amount and fair value of the Registrants' financial instruments at September 30, 2021 and December 31, 2020, as well as the classification level within the fair value hierarchy.

	September 30,		December 31,
	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$499.9	$500.1	$—	$—	Level 2
OG&E Senior Notes	$3,851.1	$4,503.4	$3,349.6	$4,182.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.4	$10.0	$9.4	$10.7	Level 3

7.Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2021 and 2020 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Performance units:
Total shareholder return	$1.9	$1.9	$5.8	$5.6	$0.5	$0.5	$1.4	$1.8
Earnings per share	—	0.2	—	0.5	—	—	—	0.1
Total performance units	1.9	2.1	5.8	6.1	0.5	0.5	1.4	1.9
Restricted stock units	0.4	0.3	1.3	0.6	0.1	0.1	0.2	0.3
Total compensation expense	$2.3	$2.4	$7.1	$6.7	$0.6	$0.6	$1.6	$2.2
Income tax benefit	$0.6	$0.6	$1.8	$1.7	$0.1	$0.2	$0.4	$0.6

During the nine months ended September 30, 2021, OGE Energy issued 154,523 shares of its treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's Stock Incentive Plan.

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

Oklahoma Corporate Tax Rate Change

In May 2021, Oklahoma enacted a reduction of the corporate income tax rate to four percent from the previous six percent. This rate reduction will take effect January 1, 2022. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Therefore, during the second quarter of 2021, the Registrants revalued state deferred tax liabilities to reflect this change in tax rate. For entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, those entities are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. The revaluation resulted in a regulatory liability of $97.7 million recorded for OG&E and an income tax benefit of $6.6 million for OGE Energy related to Enable and other operations (holding company) during the nine months ended September 30, 2021.

9.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions except per share data)	2021	2020	2021	2020
Net income (loss)	$252.5	$177.4	$418.1	$(228.5)
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.1	200.1	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.2	0.3	0.2	—
Diluted average common shares outstanding	200.4	200.4	200.3	200.1
Basic earnings (loss) per average common share	$1.26	$0.89	$2.09	$(1.14)
Diluted earnings (loss) per average common share	$1.26	$0.89	$2.09	$(1.14)
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	0.3

10.Long-Term Debt

At September 30, 2021, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.11%	-	0.27%	Garfield Industrial Authority, January 1, 2025	$47.0
0.11%	-	0.33%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	-	0.27%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

In May 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. Each series of notes is due May 26, 2023 but may be redeemed by OGE Energy or OG&E on or after November 26, 2021 at a price equal to 100 percent of the principal amount of the senior notes being redeemed, plus any accrued and unpaid interest. The proceeds from these issuances were used to repay $900.0 million of the $1.0 billion term loan OGE Energy entered into in March 2021 to help cover the fuel and purchased power costs incurred by OG&E during Winter Storm Uri.

11.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OGE Energy had $383.2 million and $95.0 million of short-term debt at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, OG&E had $42.2 million in advances from OGE Energy compared to $272.0 million in advances to OGE Energy at December 31, 2020.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the increased fuel and purchased power costs incurred by OG&E during Winter Storm Uri. The term loan contained substantially the same covenants as OGE Energy's $450.0 million revolving credit agreement, including various financial ratio covenants. Contemporaneously with the closing of the term loan agreement, in March 2021, OGE Energy made a capital contribution of $530.0 million to OG&E using the term loan proceeds, and OGE Energy also loaned $470.0 million to OG&E pursuant to an intercompany note issued by OG&E to OGE Energy. In May 2021, OG&E repaid the $470.0 million to OGE Energy, and OGE Energy used this repayment and other funds from its issuance of senior notes in May 2021 to repay $900.0 million of the $1.0 billion term loan, as further discussed in Note 10. At September 30, 2021, the weighted-average interest rate for the amount drawn on the term loan was 0.832 percent.

The following table presents information regarding the Registrants' revolving credit agreements at September 30, 2021.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$450.0	$283.2	0.18%	(E)	March 8, 2024	(F)
OG&E (C)(D)	450.0	0.4	1.15%	(E)	March 8, 2024	(F)
Total	$900.0	$283.6	0.18%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2021.
(B)This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(D)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2024. At September 30, 2021, there were no intercompany borrowings under this agreement.
(E)Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(F)In March 2017, the Registrants entered into unsecured five-year revolving credit agreements totaling $900.0 million ($450.0 million for OGE Energy and $450.0 million for OG&E). Each of the revolving credit facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. In March 2018, the Registrants each utilized one of those extensions to extend the maturity of their respective credit facility from March 8, 2022 to March 8, 2023. In January 2021, the Registrants each utilized the second of those extensions to extend the maturity of their respective credit facility from March 8, 2023 to March 8, 2024. Commitments of a single existing lender with respect to $50.0 million of OGE Energy's credit facility, however, were not extended and, unless the non-

extending lender is replaced in accordance with the terms of the credit facility, such commitments will expire March 8, 2023. The non-extending lender is not party to the OG&E facility.

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

12.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the nine months ended September 30, 2021, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost table below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,		September 30,		September 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2.8	$3.3	$8.4	$9.8	$0.3	$0.2	$0.6	$0.6
Interest cost	3.1	4.2	10.0	13.4	—	0.1	0.1	0.2
Expected return on plan assets	(8.5)	(9.4)	(25.6)	(28.0)	—	—	—	—
Amortization of net loss	2.3	4.3	7.0	12.7	—	0.1	0.1	0.4
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	—	0.1	—
Settlement cost	3.7	12.1	35.4	12.1	1.7	0.4	2.1	0.7
Total net periodic benefit cost	3.4	14.5	35.2	20.0	2.1	0.8	3.0	1.9
Less: Amount paid by unconsolidated affiliates (B)	(0.1)	0.5	(0.2)	1.6	—	0.1	—	0.1
Net periodic benefit cost	$3.5	$14.0	$35.4	$18.4	$2.1	$0.7	$3.0	$1.8

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OG&E	September 30,		September 30,		September 30,		September 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$2.0	$2.3	$5.8	$6.8	$—	$—	$—	$0.1
Interest cost	2.3	3.2	7.3	10.0	—	—	—	0.1
Expected return on plan assets	(6.2)	(7.0)	(18.5)	(20.9)	—	—	—	—
Amortization of net loss	1.7	3.0	5.2	9.0	—	0.1	0.1	0.3
Settlement cost	2.6	10.3	29.2	10.3	1.3	0.5	1.6	0.5
Total net periodic benefit cost	2.4	11.8	29.0	15.2	1.3	0.6	1.7	1.0
Plus: Amount allocated from OGE Energy (B)	0.7	1.5	5.3	2.5	0.8	0.2	1.3	0.8
Net periodic benefit cost	$3.1	$13.3	$34.3	$17.7	$2.1	$0.8	$3.0	$1.8
(A) Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B) "Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans for the three and nine months ended September 30, 2021 and 2020, the Registrants recognized the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Increase of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$3.9	$2.4	$11.1	$5.7
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$4.4	$10.8	$33.3	$11.1
Arkansas jurisdiction (A)	$0.4	$1.0	$3.1	$1.0
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$0.1	$0.1	$0.2	$0.2	$—	$—	$0.1	$0.1
Interest cost	0.9	1.0	2.6	3.1	0.6	0.8	1.9	2.4
Expected return on plan assets	(0.4)	(0.5)	(1.4)	(1.4)	(0.4)	(0.4)	(1.3)	(1.2)
Amortization of net loss	0.7	0.5	2.1	1.5	0.6	0.5	2.0	1.6
Amortization of unrecognized prior service cost (A)	(1.8)	(2.1)	(5.2)	(6.3)	(1.2)	(1.5)	(3.7)	(4.6)
Total net periodic benefit cost	(0.5)	(1.0)	(1.7)	(2.9)	(0.4)	(0.6)	(1.0)	(1.7)
Less: Amount paid by unconsolidated affiliates (B)	(0.1)	(0.2)	(0.4)	(0.6)
Plus: Amount allocated from OGE Energy (B)					(0.1)	(0.2)	(0.3)	(0.6)
Net periodic benefit cost	$(0.4)	$(0.8)	$(1.3)	$(2.3)	$(0.5)	$(0.8)	$(1.3)	$(2.3)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020, the Registrants recognized the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.1	$0.4	$0.3	$1.2
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Capitalized portion of net periodic pension benefit cost	$0.9	$0.9	$2.5	$2.7	$0.7	$0.8	$2.1	$2.3
Capitalized portion of net periodic postretirement benefit cost	$0.1	$—	$0.2	$0.1	$—	$—	$0.1	$0.1

Pension Plan Funding

In January 2021, OGE Energy made a $40.0 million contribution to its Pension Plan, of which $30.0 million was attributed to OG&E. No additional contributions are expected in 2021.

13.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) the natural gas midstream operations segment. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$864.4	$—	$—	$—	$864.4
Fuel, purchased power and direct transmission expense	330.1	—	—	—	330.1
Other operation and maintenance	115.8	0.3	(0.7)	—	115.4
Depreciation and amortization	108.6	—	—	—	108.6
Taxes other than income	24.6	0.1	0.8	—	25.5
Operating income (loss)	285.3	(0.4)	(0.1)	—	284.8
Equity in earnings of unconsolidated affiliates	—	41.2	—	—	41.2
Other income (expense)	2.9	(0.5)	(0.2)	(0.1)	2.1
Interest expense	38.0	—	1.6	(0.1)	39.5
Income tax expense	26.4	9.5	0.2	—	36.1
Net income (loss)	$223.8	$30.8	$(2.1)	$—	$252.5
Investment in unconsolidated affiliates	$—	$449.5	$29.4	$—	$478.9
Total assets	$11,597.9	$451.8	$293.3	$(165.5)	$12,177.5

Three Months Ended September 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$702.1	$—	$—	$—	$702.1
Fuel, purchased power and direct transmission expense	209.1	—	—	—	209.1
Other operation and maintenance	110.1	0.3	(0.7)	—	109.7
Depreciation and amortization	100.5	—	—	—	100.5
Taxes other than income	23.9	0.2	0.7	—	24.8
Operating income (loss)	258.5	(0.5)	—	—	258.0
Equity in earnings of unconsolidated affiliates	—	15.8	—	—	15.8
Other income (expense)	0.6	(0.7)	(0.5)	(0.2)	(0.8)
Interest expense	39.5	—	0.5	(0.2)	39.8
Income tax expense	20.1	4.5	31.2	—	55.8
Net income (loss)	$199.5	$10.1	$(32.2)	$—	$177.4
Investment in unconsolidated affiliates	$—	$355.8	$21.0	$—	$376.8
Total assets	$10,323.3	$358.7	$109.6	$(294.0)	$10,497.6

Nine Months Ended September 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,072.4	$—	$—	$—	$3,072.4
Fuel, purchased power and direct transmission expense	1,876.9	—	—	—	1,876.9
Other operation and maintenance	344.4	2.3	(2.8)	—	343.9
Depreciation and amortization	310.2	—	—	—	310.2
Taxes other than income	75.3	0.3	2.9	—	78.5
Operating income (loss)	465.6	(2.6)	(0.1)	—	462.9
Equity in earnings of unconsolidated affiliates	—	127.9	—	—	127.9
Other income (expense)	5.8	(1.2)	(0.8)	(0.9)	2.9
Interest expense	114.3	—	5.4	(0.9)	118.8
Income tax expense (benefit)	37.0	23.2	(3.4)	—	56.8
Net income (loss)	$320.1	$100.9	$(2.9)	$—	$418.1
Investment in unconsolidated affiliates	$—	$449.5	$29.4	$—	$478.9
Total assets	$11,597.9	$451.8	$293.3	$(165.5)	$12,177.5

Nine Months Ended September 30, 2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,636.9	$—	$—	$—	$1,636.9
Fuel, purchased power and direct transmission expense	481.5	—	—	—	481.5
Other operation and maintenance	348.8	1.2	(2.8)	—	347.2
Depreciation and amortization	292.2	—	—	—	292.2
Taxes other than income	72.8	0.4	3.1	—	76.3
Operating income (loss)	441.6	(1.6)	(0.3)	—	439.7
Equity in losses of unconsolidated affiliates (A)	—	(703.8)	—	—	(703.8)
Other income (expense)	2.9	(0.7)	2.5	(1.4)	3.3
Interest expense	115.7	—	4.6	(1.4)	118.9
Income tax expense (benefit)	30.5	(167.2)	(14.5)	—	(151.2)
Net income (loss)	$298.3	$(538.9)	$12.1	$—	$(228.5)
Investment in unconsolidated affiliates	$—	$355.8	$21.0	$—	$376.8
Total assets	$10,323.3	$358.7	$109.6	$(294.0)	$10,497.6
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

Integrated Resource Plan

OG&E has conducted technical conferences for stakeholder engagement on its draft triennial system-wide IRP and, in October 2021, issued its final 2021 IRP to the APSC. This 2021 IRP identified system-wide capacity needs of 145, 183, 417 and 514 MWs in 2023, 2024, 2025 and 2026, respectively.

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

OG&E reports to the OCC new projects completed each quarter, and the cost recovery factor is adjusted to include those projects after a stakeholder review. OG&E has submitted its report for projects that were placed in service through September 30, 2021. The cost recovery factors that include those projects will become effective on December 1, 2021.

Any capital investment falling outside the criteria of the rider mechanism will be included in OG&E's next general rate review for recovery.

Integrated Resource Plan

OG&E has conducted technical conferences for stakeholder engagement on its draft triennial system-wide IRP and, in October 2021, issued its final 2021 IRP to the OCC. This 2021 IRP identified system-wide capacity needs of 145, 183, 417 and 514 MWs in 2023, 2024, 2025 and 2026, respectively.

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

In February 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. In March 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The court issued a decision on August 27, 2021, denying review and holding that the SPP was prohibited by the filed rate doctrine from imposing Z2 charges during the 2008 through 2015 historical period. The court further held that the FERC reasonably exercised its remedial authority to order the SPP to refund the retroactive upgrade charge. The court did not direct a time frame or procedures for the SPP to implement refunds. OG&E and the SPP filed a petition for rehearing of the court's decision, which was denied on October 29, 2021. The court will return the matter to the FERC for action in accordance with its opinion on November 5, 2021.

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings it made with the FERC while the appeal was pending that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of September 30, 2021, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

In January 2020, the FERC acted on an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery, and rejected the proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest. The SPP resubmitted a proposal in April 2020 without this limited recovery, and with the alternative rate mechanism, and the FERC approved it in June 2020, effective July 1, 2020. No party sought rehearing of the order, and it is now final. This order would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor subsequent to July 2020. All of the existing projects that are eligible to receive revenue credits under Attachment Z2, which includes the $13.0 million at issue in OG&E's appeal as discussed above, will continue to do so.

Incentive Adders for Transmission Rates

The FERC issued a NOPR on March 20, 2020, and issued a supplemental NOPR on April 15, 2021, proposing to update its transmission incentives policy. Among other things, the NOPR proposes (i) the current 50-basis point return on equity adder for RTO/ISO participation would be applicable only to transmitting utilities that join an RTO/ISO, and this incentive would only apply for the first three years in which the utility is an RTO/ISO member and (ii) transmitting utilities that have been members of an RTO/ISO for three years or more, such as OG&E, would be required to make a compliance filing to remove the existing return on equity adder from their rates. OG&E is currently evaluating the potential impacts of this proposed rule. Currently, there is no specific deadline for the FERC to take further action, and it is unknown whether the FERC will address the RTO participation adder individually or as part of a larger order on transmission incentives.

APSC Proceedings

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. On April 1, 2021, OG&E filed with the APSC a Motion for Authority to Establish Special Regulatory Treatment within the Energy Cost Recovery Rider to Defer Extraordinary Fuel Costs Incurred Due to Winter Storm Uri. More specifically, OG&E's motion sought approval to defer, amortize and recover the extraordinary fuel costs over a ten-year period with a carrying charge of OG&E's pre-tax rate of return of 6.60 percent, through a special factor within OG&E's Energy Cost Recovery Rider beginning with the first billing cycle of May 2021. On April 13, 2021, the APSC issued an order allowing OG&E interim recovery at an interest rate equal to the customer deposit interest rate, which is currently 0.8 percent, over a period of ten years beginning with the first billing cycle of May 2021. Recovery is subject to a true-up after the APSC determines the appropriate allocation, length of recovery and carrying charge. On May 4, 2021, OG&E filed testimony further supporting its 10-year amortization period and a carrying charge of OG&E's pre-tax rate of return of 6.60 percent.

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

On May 20, 2021, OG&E filed a motion for suspension of procedural schedule, which the APSC approved, to investigate and evaluate the potential securitization recovery of the Arkansas jurisdictional portion of the Winter Storm Uri costs. OG&E intends to apply for securitization in early 2022 if it is deemed to strike the right balance between protecting the credit strength of OG&E and providing customer savings. As of September 30, 2021, OG&E has deferred $91.0 million to a regulatory asset, as indicated in Note 1.

Arkansas 2021 Formula Rate Plan Filing

On October 1, 2021, OG&E filed its fourth evaluation report under its Formula Rate Plan, including a request to increase its Arkansas retail revenues by $6.4 million. OG&E also requested extending its Formula Rate Plan Rider by five years. If approved, new rates will be effective April 1, 2022.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $26.0 million to $35.4 million for all five cases, of which $2.5 million to $3.9 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

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

On April 26, 2021, OG&E filed an application pursuant to the Act seeking OCC approval to securitize its costs related to Winter Storm Uri and to receive an interim carrying charge on OG&E's regulatory asset balance at its weighted-average cost of capital for the period between April 2022 and the date when the securitized bonds are issued. On June 18, 2021, OG&E filed its direct testimony which supports the prudence of the costs incurred during Winter Storm Uri and demonstrates the customer savings associated with securitization as opposed to traditional utility financing. On October 8, 2021, OG&E filed a settlement agreement between OG&E, the Public Utility Division Staff of the OCC, the Oklahoma Industrial Energy Consumers, the OG&E Shareholders Association and Walmart Inc. The settlement agreement is subject to approval by the OCC. The settling parties agreed the OCC should issue a financing order authorizing the securitization of $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. The settling parties agree that OG&E's total extreme purchase costs (for natural gas and wholesale energy purchases) are currently estimated to be $748.9 million, of which it is agreed that $739.1 million should be deemed prudent. Any adjustments for this settlement will be recorded in the fourth quarter of 2021. The OCC conducted a hearing on the settlement agreement on October 13-14, 2021. The Administrative Law Judge is expected to draft a recommendation for deliberation on a final order by the OCC, and the final order is expected by December 15, 2021.

2020 Oklahoma Fuel Prudency

On June 28, 2021, the Public Utility Division Staff filed their application initiating the review of the 2020 fuel adjustment clause and prudence review. OG&E filed its minimum filing requirements and supporting testimony on August 27, 2021. A hearing on the merits is expected to be held in December 2021.

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

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Both the OCC and APSC have approved regulatory mechanisms for OG&E's recovery of the significant fuel and purchased power costs associated with Winter Storm Uri, as further discussed in Note 15 within "Item 1. Financial Statements." As of September 30, 2021, OG&E has recorded regulatory assets of $756.3 million and $91.0 million for the Oklahoma and Arkansas jurisdictional portions, respectively, of fuel and purchased power costs incurred during Winter Storm Uri.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the significant fuel and purchased power costs incurred during Winter Storm Uri. In May 2021, OGE Energy and OG&E each issued $500.0 million in senior notes, and using these proceeds, OGE Energy repaid $900.0 million of the $1.0 billion term loan, as further described in Notes 10 and 11 within "Item 1. Financial Statements." The Oklahoma and Arkansas legislatures have both passed legislation that would help alleviate the immediate burden on customers and OGE Energy by securitizing the cost impacts from Winter Storm Uri. The securitization of these costs could spread out the recovery of the costs over a longer period of time at a lower finance carrying charge. On April 26, 2021, OG&E filed an application seeking OCC approval to securitize its costs related to Winter Storm Uri, and on June 18, 2021, OG&E filed its direct testimony which supports the prudence of the costs incurred during Winter Storm Uri and demonstrates the customer savings associated with securitization as opposed to traditional utility financing. On October 8, 2021, OG&E filed a settlement agreement between OG&E, the Public Utility Division Staff of the OCC, the Oklahoma Industrial Energy Consumers, the OG&E Shareholders Association and Walmart Inc. The settling parties agreed the OCC should issue a financing order authorizing the securitization of $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. The settlement agreement is subject to approval by the OCC. Further discussion can be found in Note 15 within "Item 1. Financial Statements."

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

On September 9, 2021, President Biden announced (i) an executive order requiring federal contractors to require that their employees be fully vaccinated against COVID-19 (the "vaccine mandate") and (ii) a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated against COVID-19 or tested weekly (the "testing mandate"). The vaccine mandate in the executive order is proposed to take effect in December 2021, but specific application to the Registrants also depends on timing of incorporation into existing federal contracts. OSHA is currently drafting an emergency regulation to carry out the testing mandate for large employers, which is expected to take effect in the coming weeks. At this time, it is unclear, among other things, if and when the Registrants will be subject to the vaccine mandate, if the vaccine mandate and the testing mandate will apply to all employees or only to certain employees, and how compliance will be documented. If the Registrants are subject to the vaccine mandate, it could result in employee attrition, which could adversely affect the Registrants' business and results of operations. Implementation of the testing mandate would lead to increased expenses for the Registrants to acquire and administer tests and could lead to a scarcity of testing kits. Until the details of the vaccine mandate and the testing mandate are finalized, and any resulting litigation is resolved, the Registrants cannot predict with certainty the exact impact such mandates will have on them or their workforce.

The ongoing global COVID-19 pandemic and related governmental and business responses continue to have an impact on the Registrants' operations, supply chains, distribution channels and end-user customers. The Registrants have experienced raw material inflation, logistical challenges and certain component shortages. The timing and extent of the financial impact from the pandemic is still uncertain, and the Registrants cannot predict the magnitude of the impact to the results of their business and results of operations.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 15 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

Three Months Ended September 30, 2021 as compared to the Three Months Ended September 30, 2020

OGE Energy's net income was $252.5 million, or $1.26 per diluted share, during the three months ended September 30, 2021 as compared to $177.4 million, or $0.89 per diluted share, during the same period in 2020. The increase in net income of $75.1 million, or $0.37 per diluted share, is further discussed below.

•An increase in net income at OG&E of $24.3 million, or $0.12 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher income tax expense and higher other operation and maintenance expense.
•An increase in net income at OGE Holdings of $20.7 million, or $0.10 per diluted share of OGE Energy's common stock, was primarily due to an increase in equity in earnings of Enable, which was driven by increased net income from Enable's gathering and processing business resulting primarily from higher average market prices for NGL products and the 2020 impact of lower equity in earnings of Enable related to OGE Energy's share of Enable's SESH equity method investment impairment, as adjusted for basis differences, partially offset by an increase in income tax expense.
•A decrease in net loss of other operations (holding company) of $30.1 million, or $0.15 per diluted share of OGE Energy's common stock, was primarily due to lower income tax expense in 2021. In March 2020, OGE Energy recorded an impairment of its investment in Enable which had a corresponding income tax benefit due to a consolidating income tax adjustment related to the interim period that was eliminated in the ordinary course of business over the remainder of 2020.

Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020

OGE Energy's net income was $418.1 million, or $2.09 per diluted share, during the nine months ended September 30, 2021 as compared to a net loss of $228.5 million, or $1.14 per diluted share, during the same period in 2020. The increase in net income of $646.6 million, or $3.23 per diluted share, is further discussed below.

•An increase in net income at OG&E of $21.8 million, or $0.11 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather, reduced by losses from the guaranteed flat bill program during Winter Storm Uri (excluding impacts of recoverable fuel, purchased power and direct transmission expenses not impacting earnings), and lower other operation and maintenance expense, partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher income tax expense.
•Net income at OGE Holdings was $100.9 million, or $0.50 per diluted share of OGE Energy's common stock, during the nine months ended September 30, 2021 compared to a net loss of $538.9 million, or $2.69 per diluted share of OGE Energy's common stock, during the nine months ended September 30, 2020. The increase was primarily due to the 2020 impact of lower equity in earnings of Enable related to the impairment of OGE Energy's investment in Enable, partially offset by a decrease in income tax benefit related to this impairment charge, and the 2020 impact of OGE Energy's share of Enable's SESH equity method investment impairment, as adjusted for basis differences. The increase in equity in earnings of Enable was also impacted by increased net income from Enable's transportation and storage business resulting primarily from higher average natural gas sales prices and from Enable's gathering and processing business resulting primarily from higher average market prices for NGL products.
•A decrease in net income of other operations (holding company) of $15.0 million, or $0.07 per diluted share of OGE Energy's common stock, was primarily due to a lower income tax benefit driven by the 2020 impairment of OGE Energy's investment in Enable. The income tax benefit impact was due to a consolidating income tax adjustment related to the interim period that was eliminated in the ordinary course of business over the remainder of 2020.

2021 Outlook

OG&E's 2021 earnings guidance has been narrowed to between $1.79 to $1.83 per average diluted share. The guidance assumes, among other things, approximately 200 million average diluted shares outstanding and normal weather for the year. As indicated in its 2020 Form 10-K, OGE Energy is not issuing 2021 consolidated earnings guidance due to Enable not issuing an earnings outlook due to the announced merger between Enable and Energy Transfer. See OGE Energy's 2020 Form 10-K for other key factors and assumptions underlying its 2021 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 and the Registrants' financial position at September 30, 2021. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,
(In millions except per share data)	2021	2020	2021	2020
Net income (loss)	$252.5	$177.4	$418.1	$(228.5)
Basic average common shares outstanding	200.2	200.1	200.1	200.1
Diluted average common shares outstanding	200.4	200.4	200.3	200.1
Basic earnings (loss) per average common share	$1.26	$0.89	$2.09	$(1.14)
Diluted earnings (loss) per average common share	$1.26	$0.89	$2.09	$(1.14)
Dividends declared per common share	$0.41000	$0.40250	$1.21500	$1.17750

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net income (loss):
OG&E (Electric Utility)	$223.8	$199.5	$320.1	$298.3
OGE Holdings (Natural Gas Midstream Operations) (A)(B)	30.8	10.1	100.9	(538.9)
Other operations (A)(C)	(2.1)	(32.2)	(2.9)	12.1
OGE Energy net income (loss)	$252.5	$177.4	$418.1	$(228.5)
(A)In 2020, OGE Energy recorded a $780.0 million impairment ($589.6 million after tax) on its investment in Enable, as further discussed in Note 4 within "Item 1. Financial Statements." Other operations' results for the three and nine months ended September 30, 2020 included $29.6 million tax expense and $6.8 million tax benefit impacts, respectively, due to a consolidating tax adjustment related to the interim period that eliminated in the ordinary course of business over the remainder of the year.
(B)For the three and nine months ended September 30, 2020, Enable recorded a $225.0 million impairment on their SESH equity method investment in their transportation and storage business segment. OGE Energy recorded an $11.5 million pre-tax charge for the three and nine months ended September 30, 2020 for its share of Enable's equity method investment impairment, as adjusted for basis differences.
(C)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Operating revenues	$864.4	$702.1	$3,072.4	$1,636.9
Fuel, purchased power and direct transmission expense	330.1	209.1	1,876.9	481.5
Other operation and maintenance	115.8	110.1	344.4	348.8
Depreciation and amortization	108.6	100.5	310.2	292.2
Taxes other than income	24.6	23.9	75.3	72.8
Operating income	285.3	258.5	465.6	441.6
Allowance for equity funds used during construction	1.9	1.1	4.8	3.7
Other net periodic benefit expense	1.1	1.3	3.2	2.8
Other income	2.4	1.1	5.2	3.7
Other expense	0.3	0.3	1.0	1.7
Interest expense	38.0	39.5	114.3	115.7
Income tax expense	26.4	20.1	37.0	30.5
Net income	$223.8	$199.5	$320.1	$298.3
Operating revenues by classification:
Residential	$374.0	$302.7	$1,131.5	$683.4
Commercial	207.7	160.3	629.6	370.5
Industrial	81.1	60.5	267.5	148.8
Oilfield	68.7	51.1	259.6	129.2
Public authorities and street light	76.4	59.0	238.4	136.2
Sales for resale	0.1	—	0.2	—
System sales revenues	808.0	633.6	2,526.8	1,468.1
Provision for rate refund	—	4.8	—	3.2
Integrated market	17.2	18.0	447.6	33.7
Transmission	30.8	35.0	103.8	109.0
Other	8.4	10.7	(5.8)	22.9
Total operating revenues	$864.4	$702.1	$3,072.4	$1,636.9
MWh sales by classification (In millions)
Residential	3.2	3.0	7.7	7.4
Commercial	2.0	1.9	5.2	4.9
Industrial	1.2	1.1	3.2	3.1
Oilfield	1.1	1.1	3.1	3.2
Public authorities and street light	0.9	0.9	2.3	2.2
System sales	8.4	8.0	21.5	20.8
Integrated market	0.5	0.7	1.2	1.5
Total sales	8.9	8.7	22.7	22.3
Number of customers	876,739	865,259	876,739	865,259
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	4.160	2.137	12.902	1.935
Coal	1.974	1.772	1.901	1.838
Total fuel	3.094	1.927	7.652	1.784
Total fuel and purchased power	3.541	2.299	7.824	2.056
Degree days (A)
Heating - Actual	—	29	2,357	1,980
Heating - Normal	19	19	2,039	2,023
Cooling - Actual	1,337	1,163	1,803	1,745
Cooling - Normal	1,268	1,382	1,850	2,021
(A)Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period. The calculation of heating and cooling degree normal days is based on a 30-year average and updated every ten years, which most recently occurred in 2021.

OG&E's net income increased $24.3 million, or 12.2 percent, and $21.8 million, or 7.3 percent, during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The following section discusses the primary drivers for the changes in net income during the three and nine months ended September 30, 2021, as compared to the same periods in 2020.
Operating revenues increased $162.3 million, or 23.1 percent, and $1,435.5 million, or 87.7 percent, during the three and nine months ended September 30, 2021, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Fuel, purchased power and direct transmission expense (A)	$121.0	$1,395.4
Quantity impacts (primarily weather) (B)	25.6	28.4
Price variance (C)	16.2	33.7
Non-residential demand and related revenues	2.8	6.4
Industrial and oilfield sales	2.2	2.8
New customer growth	2.0	5.5
Other	0.7	1.9
Wholesale transmission revenue (D)	(5.4)	(8.1)
Guaranteed flat bill program (E)	(2.8)	(30.5)
Change in operating revenues	$162.3	$1,435.5
(A)These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, purchased power and direct transmission expense in the statements of income, as further described below. The primary drivers of the increases in fuel, purchased power and direct transmission expense during each period are further detailed in the table below.
(B)Increased during the three months ended September 30, 2021 primarily due to a 15.0 percent increase in cooling degree days. Increased during the nine months ended September 30, 2021 primarily due to a 19.0 percent increase in heating degree days and a 3.3 percent increase in cooling degree days.
(C)Increased during both the three and nine months ended September 30, 2021 primarily due to increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider and the Generation Capacity Replacement Rider.
(D)Decreased during both the three and nine months ended September 30, 2021 primarily due to a reserve of $5.0 million plus estimated interest related to SPP transmission Z2 credits that are not passed through to customers through rider or formula rate mechanisms, as further discussed in Note 15 within "Item 1. Financial Statements."
(E)Decreased during the nine months ended September 30, 2021 primarily due to the loss from the guaranteed flat bill program related to Winter Storm Uri. The guaranteed flat bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which resulted in those customers not being allocated incremental fuel and purchased power costs incurred during Winter Storm Uri.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $121.0 million, or 57.9 percent, and $1,395.4 million during the three and nine months ended September 30, 2021, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fuel expense (A)	$57.4	$739.3	44.2%	*
Purchased power costs:
Purchases from SPP (B)	63.3	654.6	*	*
Wind	(0.1)	(3.2)	(1.3)%	(7.6)%
Other	(0.9)	2.3	(15.3)%	29.0%
Transmission expense	1.3	2.4	7.3%	4.4%
Change in fuel, purchased power and direct transmission expense	$121.0	$1,395.4
*Change is greater than 100 percent.
(A)Increased primarily due to higher natural gas costs and higher fuel costs related to Winter Storm Uri for the three and nine months ended September 30, 2021, respectively.
(B)Increased primarily due to higher market prices related to increased natural gas prices for the three and nine months ended September 30, 2021. Further, elevated pricing from Winter Storm Uri and related resettlements with the SPP impacted the nine months ended September 30, 2021.

Other operation and maintenance expense increased $5.7 million, or 5.2 percent, and decreased $4.4 million, or 1.3 percent, during the three and nine months ended September 30, 2021, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Contract technical and construction services (A)	$3.7	$11.4	52.1%	39.9%
Payroll and benefits	2.2	(2.7)	3.6%	(1.4)%
Other	0.7	2.6	1.4%	2.1%
Corporate overheads and allocations	(0.6)	(9.3)	(2.2)%	(9.6)%
Capitalized labor	(0.3)	(6.4)	(1.0)%	(7.4)%
Change in other operation and maintenance expense	$5.7	$(4.4)
(A) Increased primarily due to intentional cost reduction and the delay of certain projects due to COVID-19 in 2020.

Depreciation and amortization expense increased $8.1 million, or 8.1 percent, and $18.0 million, or 6.2 percent, during the three and nine months ended September 30, 2021, respectively, primarily due to additional assets being placed into service and increased amortization of the regulatory asset related to storms.

Income tax expense increased $6.3 million, or 31.3 percent, and $6.5 million, or 21.3 percent, during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, reflecting additional income taxes primarily related to higher pretax income, partially offset by increased amortization of unfunded deferred taxes.

OGE Holdings (Natural Gas Midstream Operations)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Operating revenues	$—	$—	$—	$—
Fuel, purchased power and direct transmission expense	—	—	—	—
Other operation and maintenance	0.3	0.3	2.3	1.2
Taxes other than income	0.1	0.2	0.3	0.4
Operating loss	(0.4)	(0.5)	(2.6)	(1.6)
Equity in earnings (losses) of unconsolidated affiliates (A)	41.2	15.8	127.9	(703.8)
Other expense	0.5	0.7	1.2	0.7
Income (loss) before taxes	40.3	14.6	124.1	(706.1)
Income tax expense (benefit)	9.5	4.5	23.2	(167.2)
Net income (loss) attributable to OGE Holdings	$30.8	$10.1	$100.9	$(538.9)
(A)In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Note 4 within "Item 1. Financial Statements." For the three and nine months ended September 30, 2020, Enable recorded a $225.0 million impairment on their SESH equity method investment in their transportation and storage business segment. OGE Energy recorded an $11.5 million pre-tax charge for the three and nine months ended September 30, 2020 for its share of Enable's equity method investment impairment, as adjusted for basis differences.

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

Enable Results of Operations and Operating Data

The following section presents summarized financial information of Enable for the three and nine months ended September 30, 2021 and 2020 and related discussion of the primary drivers for the changes during the periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Total revenues	$956	$596	$2,713	$1,759
Cost of natural gas and NGLs (excluding depreciation and amortization)	$565	$250	$1,510	$653
Operating income	$152	$100	$482	$326
Net income (loss)	$107	$(173)	$341	$(35)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Natural gas gathered volumes - TBtu/d	4.37	4.07	4.28	4.25
Natural gas processed volumes - TBtu/d (A)	2.26	2.06	2.17	2.18
NGLs sold - MBbl/d (B)	143.32	138.55	137.02	127.66
Crude oil and condensate gathered volumes - MBbl/d	97.70	138.02	107.30	121.38
Transported volumes - TBtu/d	5.33	4.78	5.62	5.58
(A)Includes volumes under third-party processing arrangements.
(B)Excludes condensate. NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

OGE Holdings' net income increased $20.7 million during the three months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily due to an increase in equity in earnings of Enable, which was driven by an increase in Enable's net income as further discussed below, partially offset by an increase in income tax expense. OGE Holdings' net income was $100.9 million compared to a net loss of $538.9 million during the nine months ended September 30, 2021 and 2020, respectively. This change was primarily due to the 2020 impact of the impairment of OGE Energy's investment in Enable, as discussed in Note 4 within "Item 1. Financial Statements."

The following table presents summarized information regarding Enable's income statement changes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. See Note 4 within "Item 1. Financial Statements" for further discussion of OGE Energy's equity investment in Enable. The increases in Enable's net income were primarily driven by the below factors.

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Total revenues	$360.0	$91.8	$954.0	$243.3
Cost of natural gas and NGLs (excluding depreciation and amortization shown separately)	$315.0	$(80.3)	$857.0	$(218.5)
Operation and maintenance, General and administrative (A)	$(5.0)	$1.3	$(30.0)	$3.6
Impairments of property, plant and equipment and goodwill (B)	$—	$—	$(28.0)	$4.4
Interest expense	$(2.0)	$0.5	$(11.0)	$2.8
Equity in earnings (losses) of equity method affiliate, net (C)	$226.0	$11.7	$216.0	$9.2
(A)Included in Enable's operation and maintenance and general and administrative expenses for the nine months ended September 30, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. OGE Energy recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.
(B)Included in the $28.0 million of impairments recorded by Enable for the nine months ended September 30, 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.
(C)Included in Enable's equity in earnings (losses) of equity method affiliate, net for the three and nine months ended September 30, 2020 is a $225.0 million impairment on Enable's SESH equity method investment in their transportation and storage business segment. OGE Energy recorded an $11.5 million pre-tax charge for its share of Enable's equity method investment impairment, as adjusted for basis differences.

Enable's gathering and processing business segment reported an increase in operating income of $50.0 million and $80.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The following table presents summarized information regarding Enable's gathering and processing business segment income statement changes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The increases in Enable's gathering and processing business segment operating income were primarily driven by the below factors.

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Total revenues	$376.0	$95.9	$805.0	$205.3
Cost of natural gas and NGLs (excluding depreciation and amortization shown separately)	$327.0	$(83.4)	$775.0	$(197.6)
Operating and maintenance, General and administrative (A)	$—	$—	$(21.0)	$1.3
Impairments of property, plant and equipment and goodwill (B)	$—	$—	$(28.0)	$4.4
(A)Included in Enable's operation and maintenance and general and administrative expenses for the nine months ended September 30, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system in their gathering and processing business segment. OGE Energy recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.
(B)Included in the $28.0 million of impairments recorded by Enable for the nine months ended September 30, 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets in their gathering and processing business segment. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.

Gathering and processing segment revenues increased for the three months ended September 30, 2021 primarily due to:

•an increase in revenues from NGL sales primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane and higher processed volumes;
•an increase in revenues from natural gas sales due to higher average sales prices;
•an increase in changes in the fair value of natural gas, condensate and NGL derivatives;
•an increase in processing service revenues due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements; and
•an increase in natural gas gathering revenues due to higher volumes gathered in the Anadarko Basin, partially offset by lower average rates on certain contracts; partially offset by
•an increase in realized losses on natural gas, condensate and NGL derivatives;
•a decrease in crude oil, condensate and produced water gathering revenue primarily due to a decrease in gathered crude oil and condensate volumes from lower producer activity.

Gathering and processing segment cost of natural gas and NGLs increased for the three months ended September 30, 2021 primarily due to higher average market prices for NGL products and higher natural gas purchase costs.

Gathering and processing segment revenues increased for the nine months ended September 30, 2021 primarily due to:

•an increase in revenues from NGL sales primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane;
•an increase in revenues from natural gas sales due to higher average sales prices, partially offset by lower sales volumes; and
•an increase in processing service revenues due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements and a decrease in the recognition of certain annual minimum processing fees; partially offset by
•an increase in realized losses on natural gas, condensate and NGL derivatives;
•a decrease in changes in the fair value of natural gas, condensate and NGL derivatives; and

•a decrease in natural gas gathering revenues due to lower average rates on certain contracts and volume curtailments and production freeze-offs related to Winter Storm Uri, partially offset by higher assessed producer imbalance penalties.

Gathering and processing segment cost of natural gas and NGLs increased for the nine months ended September 30, 2021 primarily due to higher average market prices for NGL products and higher natural gas purchase costs, inclusive of purchase costs related to Winter Storm Uri.

Enable's transportation and storage business segment reported an increase in operating income of $3.0 million and $76.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The following table presents summarized information regarding Enable's transportation and storage business segment income statement changes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. The increases in Enable's transportation and storage business segment operating income were primarily driven by the below factors.

	Three Months Ended		Nine Months Ended
(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Total revenues	$74.0	$18.9	$392.0	$100.0
Cost of natural gas and NGLs (excluding depreciation and amortization shown separately)	$76.0	$(19.4)	$324.0	$(82.6)
Operation and maintenance, General and administrative	$(4.0)	$1.0	$(8.0)	$2.0

Transportation and storage segment revenues increased for the three months ended September 30, 2021 primarily due to:

•an increase in revenues from natural gas sales primarily due to higher average sales prices;
•an increase in revenues from NGL sales due to higher average sales prices, partially offset by lower volumes;
•an increase in changes in the fair value of natural gas derivatives; and
•an increase in volume-dependent transportation and storage revenue primarily due to an increase in interstate transported volumes; partially offset by
•an increase in realized losses on natural gas derivatives; and
•a decrease in firm transportation and storage services primarily due to interstate contract extensions at lower rates and reductions in contracted capacity on certain intrastate firm transportation agreements.

Transportation and storage segment cost of natural gas and NGLs increased for the three months ended September 30, 2021 primarily due to higher average natural gas prices.

Transportation and storage segment revenues increased for the nine months ended September 30, 2021 primarily due to:

•an increase in revenues from natural gas sales primarily due to higher average sales prices and sales volumes;
•an increase in revenues from NGL sales due to higher average sales prices, partially offset by lower volumes;
•an increase in volume-dependent transportation and storage revenues due to an increase in interstate transported volumes and assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes, inclusive of disruptions in natural gas supply associated with Winter Storm Uri and the recognition in 2020 of revenue upon the settlement of a certain rate case with no comparable item in 2021; partially offset by
•an increase in realized losses on natural gas derivatives;
•a decrease in changes in the fair value of natural gas derivatives; and
•a decrease in firm transportation and storage services due to the recognition in 2020 of previously reserved revenue upon the settlement of a certain rate case with no comparable item in 2021 combined with interstate contract extensions at lower rates and terminations of certain intrastate firm transportation agreements.

Transportation and storage segment cost of natural gas and NGLs increased for the nine months ended September 30, 2021 primarily due to higher average natural gas prices.

Enable's transportation and storage business segment net loss for the three and nine months ended September 30, 2020 included a $225.0 million impairment that Enable recorded on its SESH equity method investment. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. OGE Energy recorded an $11.5 million pre-tax charge for its share of Enable's equity method investment impairment, as adjusted for basis differences.

OGE Holdings' income tax expense increased $5.0 million during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to higher pretax income. OGE Holdings' income tax expense was $23.2 million during the nine months ended September 30, 2021, as compared to an income tax benefit of $167.2 million during the same period in 2020. The change is primarily due to a tax benefit of $190.4 million related to the impairment recorded in 2020 on OGE Energy's investment in Enable and higher pretax income in 2021, partially offset by state deferred tax adjustments related to OGE Energy's investment in Enable primarily driven by the decrease in the Oklahoma corporate tax rate.

Off-Balance Sheet Arrangements

There have been no significant changes in OGE Energy's off-balance sheet arrangements from those discussed in its 2020 Form 10-K. OGE Energy has no off-balance sheet arrangements with equity method investments that would affect its liquidity.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Nine Months Ended
	September 30,		2021 vs. 2020
(Dollars in millions)	2021	2020	$ Change	% Change
Net cash (used in) provided from operating activities (A)	$(494.1)	$525.3	$(1,019.4)	*
Net cash used in investing activities (B)	$(546.9)	$(422.1)	$(124.8)	29.6%
Net cash provided from (used in) financing activities (C)	$1,041.4	$(71.2)	$1,112.6	*
* Change is greater than 100 percent.
(A)Decreased primarily due to an increase in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri.
(B)Changed due to increased spending on grid modernization projects at OG&E as well as timing of plant outages.
(C)Increased primarily due to increases in long-term and short-term debt to provide additional liquidity for the increased fuel and purchased power costs incurred by OG&E related to Winter Storm Uri.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at September 30, 2021 compared to December 31, 2020.

Accounts Receivable and Accrued Unbilled Revenues increased $99.4 million, or 44.1 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2021 as compared to December 2020.

Income Taxes Receivable decreased $7.6 million, or 93.8 percent, primarily due to current year tax expense accruals in excess of the receivables accrued as of December 31, 2020.

Fuel Clause Recoveries moved from an over recovery position of $28.6 million as of December 31, 2020 to an under recovery balance of $98.2 million as of September 30, 2021, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power. In October 2021, OG&E implemented a revised fuel recovery tariff to begin recovery of the 2021 fuel under recovery balance as well as to incorporate an adjustment for higher forecasted 2022 fuel costs. The increase in the tariff was approximately 7.5 percent for an average residential customer.

Other Current Assets increased $14.4 million, or 35.0 percent, primarily due to an increase in SPP deposits and under-recovered riders, partially offset by a decrease in prepayments and the SPP transmission formula rate true-up.

Short-term Debt increased $288.2 million, primarily due to borrowings under OGE Energy's revolving credit and term loan agreements to provide additional liquidity for the current fuel clause under recovery position and the increased fuel and purchased power costs incurred as a result of Winter Storm Uri. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accrued Taxes increased $27.1 million, or 48.7 percent, primarily resulting from tax accruals, partially offset by the timing of ad valorem payments.

Accrued Compensation increased $7.5 million, or 24.1 percent, primarily due to increased labor accruals as a result of pay period timing differences.

Other Current Liabilities increased $6.9 million, or 20.5 percent, primarily due to changes in amounts of taxes owed.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2021 through 2025 are presented in the following table. Estimated capital expenditures for Enable are not included. Additional capital expenditures beyond those identified below, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the resultant customer benefits. OG&E is evaluating infrastructure investments incremental to the amounts below related to new generation capacity needs as outlined in its October 2021 IRP, as well as additional grid investments to address customer growth and grid resiliency.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $900.0 million ($450.0 million for OGE Energy and $450.0 million for OG&E), which can also be used as letter of credit facilities. The following table presents information about OGE Energy's revolving credit agreements at September 30, 2021.

(Dollars in millions)	September 30, 2021
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements	$616.4
Balance of cash and cash equivalents	$1.5

The following table presents information about OGE Energy's total short-term debt activity for the three and nine months ended September 30, 2021.

(Dollars in millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Average balance of short-term debt	$383.3	$615.2
Weighted-average interest rate of average balance of short-term debt	0.35%	0.55%
Maximum month-end balance of short-term debt	$443.7	$1,443.4

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

Securitization of Oklahoma Winter Storm Uri Extreme Purchase Costs

In April 2021, OG&E filed an application with the OCC seeking its approval to securitize OG&E's costs related to Winter Storm Uri. In October 2021, OG&E filed a settlement agreement between OG&E, the Public Utility Division Staff of the OCC, the Oklahoma Industrial Energy Consumers, the OG&E Shareholders Association and Walmart Inc. The settlement agreement is subject to approval by the OCC. The settling parties agreed the OCC should issue a financing order authorizing the securitization of $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. For further discussion, see Note 15 within "Item 1. Financial Statements."

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

Distributions by Enable

Pursuant to the Enable Limited Partnership Agreement, during the three and nine months ended September 30, 2021, Enable made distributions of $18.3 million and $55.0 million to OGE Energy, respectively.

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

OG&E continues to monitor these processes and their possible impact on its operations. OG&E is in compliance with the rule requirements which remain in effect and does not anticipate, at this time, additional capital expenditures for compliance with the regulation.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere. On April 22, 2021, President Biden announced a target for the U.S. in association with the United Nations' "Paris Agreement" on climate change. The target consists of a 50 to 52 percent reduction from 2005 levels in economy-wide net greenhouse gas emissions in 2030. President Biden also has stated that a goal of his administration is to see the electric power industry fully decarbonized by 2035. The details surrounding the implementation of these targets are not finalized and the impact to OG&E, if any, is currently unknown. Such initiatives may result in future additional greenhouse gas emissions reductions in the U.S.; however, it is not possible to determine what the U.S. standards for greenhouse gas emissions will be in the future or the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes or new legislation.
If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Several states outside the area where OG&E operates have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.
OG&E's current business strategy has resulted in reduced carbon dioxide emissions by over 40 percent compared to 2005 levels, and during the same period, emissions of ozone-forming NOx have been reduced by approximately 75 percent and emissions of SO2 have been reduced by approximately 90 percent. OG&E expects to further reduce carbon dioxide emissions to 50 percent of 2005 levels by 2030. To comply with the EPA's MATS rule and Regional Haze Rule FIP, OG&E converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. In October 2021, OG&E released its final IRP that proposes to expand its renewable generation fleet, including the development of additional solar resources beginning in 2023. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has authorized the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.
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

On July 1, 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units are to be included in the state's evaluation of visibility impairment impacts to the Wichita Mountains. OG&E conducted an analysis of all potential control measures for NOx on these units and submitted it to the ODEQ on September 15, 2020. The ODEQ was required to identify any cost-effective control measures in a Regional Haze SIP and submit it to the EPA for approval by July 31, 2021. However, as of September 30, 2021, the ODEQ's website states that it is currently in the development stage of this SIP. It is unknown at this time what the outcome, or any potential material impacts, will be from the evaluations by OG&E, the ODEQ and the EPA.

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

On June 1, 2021, the USFWS published a proposed rule to list two distinct population segments of the lesser prairie chicken; the southern distinct population segment located in west Texas and eastern New Mexico is proposed as endangered status, and the northern distinct population located in northwest Texas, Oklahoma, Kansas and Colorado is proposed to be listed as threatened status with a 4(d) rule which would prohibit take of the chicken, such as destroying its habitat by building a transmission line or substation, without a permit or special authorization from the USFWS. The final rule for the listing decision is expected to occur in June 2022.

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
In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. On August 3, 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the effluent limitation guidelines rule after completing its review of the October 2020 rule. The existing effluent limitation guidelines will remain in effect while the EPA undertakes this new rulemaking. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

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
10.01*
Amendment No. 1 to the OGE Energy Corp. Supplemental Executive Retirement Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2021 (File No. 1-12579) and incorporated by reference herein).
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

November 3, 2021