Form 10-K
period 2021-12-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2022-02-24
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
OGE Energy Corp. ☐  Yes   ☑  No        Oklahoma Gas and Electric Company ☐ Yes   ☑  No
At June 30, 2021, the last business day of OGE Energy Corp.'s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $6,735,867,248 based on the number of shares held by non-affiliates (200,174,361) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $33.65.
At June 30, 2021, there was no voting or non-voting common equity of Oklahoma Gas and Electric Company held by non-affiliates.
At January 31, 2022, there were 200,201,818 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.
At January 31, 2022, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for OGE Energy Corp.'s 2022 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.
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

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
Enogex Holdings	Enogex Holdings LLC, the parent company of Enogex LLC and a majority-owned subsidiary of OGE Holdings, LLC (prior to May 1, 2013)
Enogex LLC	Enogex LLC, collectively with its subsidiaries (effective July 31, 2013, the name was changed to Enable Oklahoma Intrastate Transmission, LLC)
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
ISO	Independent system operator
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MMBtu	Million British thermal unit
MW	Megawatt
MWh	Megawatt-hour
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOPR	Notice of proposed rulemaking
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings (prior to May 1, 2013) and 25.5 percent owner of Enable (prior to December 2, 2021)
ODFA	Oklahoma Development Finance Authority
OSHA	U.S. Department of Labor's Occupational Safety and Health Administration
Pension Plan	Qualified defined benefit retirement plan
QF contract	Contract with qualified cogeneration facilities and small power production producers
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
ii

Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
RTO	Regional transmission organization
SESH	Southeast Supply Header, LLC, in which Enable owned a 50 percent interest, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast
SO2	Sulfur dioxide
SOFR	Secured Overnight Funding Rate
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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
•the ability to obtain timely and sufficient rate relief to allow for recovery, including through securitization, of items such as capital expenditures, fuel costs, operating costs, transmission costs and deferred expenditures;
•prices and availability of electricity, coal and natural gas;
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
•environmental laws, safety laws or other regulations that may impact the cost of operations, restrict or change the way the Registrants' facilities are operated or result in stranded assets;
•changes in accounting standards, rules or guidelines;
•the discontinuance of accounting principles for certain types of rate-regulated activities;
•the cost of protecting assets against, or damage due to, terrorism or cyberattacks, including losing control of our assets and potential ransoms, and other catastrophic events;
•creditworthiness of suppliers, customers and other contractual parties, including large, new customers from emerging industries such as cryptocurrency;
•social attitudes regarding the utility, natural gas and power industries;
•identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;
•increased pension and healthcare costs;
•the impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in the Registrants' markets and operational challenges if large percentages of key employee groups become sick and are unable to work for an extended period of time;
•potential employee engagement issues and/or increased rates of employee turnover if federal or state authorities impose COVID-19-related vaccine or testing mandates;
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K;
•business conditions in the energy and natural gas midstream industries, including specifically for Energy Transfer that may affect the fair value of OGE Energy's investment in Energy Transfer's equity securities and the level of distributions OGE Energy receives from Energy Transfer;
•difficulty in making accurate assumptions and projections regarding future distributions associated with OGE Energy's investment in Energy Transfer's equity securities, as OGE Energy does not control Energy Transfer; and
•other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" herein.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Introduction

OGE Energy, incorporated in August 1995 in the State of Oklahoma, is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas and natural gas, crude oil and NGLs across the U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations.

Electric Utility Operations. OGE Energy's electric utility operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Natural Gas Midstream Operations. On December 2, 2021, Energy Transfer completed its previously announced acquisition of Enable. Pursuant to and subject to the conditions of the merger agreement, all outstanding common units of Enable were acquired by Energy Transfer in an all-equity transaction. Under the terms of the merger agreement, Enable's common unitholders, including OGE Energy, received 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of Enable. Therefore, on December 2, 2021, all of the 110,982,805 common units of Enable owned by OGE Energy were exchanged for 95,389,721 common units of Energy Transfer. As part of the transaction, Energy Transfer also acquired the general partner interests of Enable from OGE Energy and CenterPoint for cash consideration. Prior to December 2, 2021, OGE Energy's natural gas midstream operations segment represented OGE Energy's investment in Enable, which OGE Energy accounted for as an equity method investment. Formed in 2013, Enable was primarily engaged in the business of gathering, processing, transporting and storing natural gas, with natural gas gathering and processing assets located in four states which served natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Enable also owned crude oil gathering assets in the Anadarko and Williston Basins and had natural gas transportation and storage assets located in Oklahoma, the Texas Panhandle, Louisiana, Illinois and Alabama. For further discussion regarding Enable's business, see OGE Energy's 2020 Form 10-K. Upon the closing of the Energy Transfer and Enable merger, OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At December 31, 2021, OGE energy owned 95.4 million, or approximately three percent, of Energy Transfer's limited partner units. OGE Energy does not have board representation at and does not own general partner units of Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities. See "Natural Gas Midstream Operations - Energy Transfer" below for further discussion of Energy Transfer's business. OGE Energy intends to exit the midstream segment in a prudent manner.

The Registrants' principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma, 73101-0321 (telephone 405-553-3000). OGE Energy's website address is www.oge.com. Through OGE Energy's website at www.oge.com/sec-filings, OGE Energy makes available, free of charge, the Registrants' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. OGE Energy's website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K. Reports filed with the Securities and Exchange Commission are also made available on its website at www.sec.gov.

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services, while honoring its commitment to strengthen communities. Its business model is centered around growth and sustainability for employees (internally referred to as "members"), communities and customers and the owners of OGE Energy, its shareholders.

OGE Energy is focused on:

•delivering top-quartile safety results, while enabling members to deliver improved value to their communities, customers and shareholders;
•transforming the customer experience by centering decisions on customer impact that will drive customer operations, communications and the digital experience including increased personalization and self-service;
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
•maintaining customer rates that are some of the most affordable in the country by continuing focus on innovation, intellectual curiosity and execution with excellence;
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

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five to seven percent at the electric utility, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy plans to fully exit its natural gas midstream operations segment by prudently selling its Energy Transfer units. OGE Energy will continue to utilize cash distributions from its natural gas midstream operations segment and reinvest the proceeds from the sale of Energy Transfer units to help fund its business. In the next five years, OGE Energy expects to continue to grow the dividend, targeting a dividend payout ratio of 65 to 70 percent based on utility earnings. Over the next several years, OGE Energy expects earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Electric Operations - OG&E

General

OG&E provides retail electric utility service to approximately 879,000 customers in Oklahoma and western Arkansas. The service area covers 30,000 square miles including Oklahoma City, the largest city in Oklahoma, Fort Smith, Arkansas, the third largest city in that state, and other large communities with their contiguous rural and suburban areas throughout Oklahoma and western Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2021 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

In 2021, OG&E's system control area peak demand was 6,722 MWs on August 25, 2021, and OG&E's load responsibility peak demand was 5,896 MWs on August 25, 2021. The following table presents system sales and variations in system sales for 2021, 2020 and 2019.

Year Ended December 31	2021	2021 vs. 2020	2020	2020 vs. 2019	2019
System sales (Millions of MWh)	27.7	2.6%	27.0	(4.9)%	28.4

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year Ended December 31	2021	2020	2019
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	16.3	17.5	17.0
Purchased	14.6	12.9	14.0
Total generated and purchased	30.9	30.4	31.0
OG&E use, free service and losses	(1.6)	(1.4)	(1.4)
Electric energy sold	29.3	29.0	29.6
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.6	9.5	9.7
Commercial	6.8	6.3	6.5
Industrial	4.2	4.2	4.5
Oilfield	4.2	4.2	4.6
Public authorities and street light	2.9	2.8	3.1
System sales	27.7	27.0	28.4
Integrated market	1.6	2.0	1.2
Total sales	29.3	29.0	29.6
ELECTRIC OPERATING REVENUES (In millions)
Residential	$1,342.1	$869.0	$891.1
Commercial	766.9	479.4	503.1
Industrial	328.2	197.3	223.0
Oilfield	316.8	172.3	204.0
Public authorities and street light	289.5	176.9	195.8
System sales revenues	3,043.5	1,894.9	2,017.0
Provision for rate refund	—	3.8	(0.9)
Integrated market	468.9	49.6	38.4
Transmission	140.2	143.3	148.0
Other	1.1	30.7	29.1
Total operating revenues	$3,653.7	$2,122.3	$2,231.6
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	749,091	740,174	731,797
Commercial	103,337	100,200	98,565
Industrial	2,585	2,710	2,965
Oilfield	6,804	6,822	7,071
Public authorities and street light	17,630	17,483	17,356
Total customers	879,447	867,389	857,754
AVERAGE RESIDENTIAL CUSTOMER SALES (A)
Average annual revenue	$1,374.76	$1,180.82	$1,222.95
Average annual use (kilowatt-hour)	12,827	12,848	13,344
Average price per kilowatt-hour (cents)	10.72	9.19	9.16
(A)Excludes impact from Winter Storm Uri in 2021 where opportunities exist for the recovery of increased costs to be spread over an extended period of time through securitization as discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data."

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2021, 89 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and three percent to the FERC.

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
•Under OG&E's Smart Grid-enabled SmartHours programs, time-of-use and variable peak pricing rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.
•The Guaranteed Flat Bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year.
•The Renewable Energy Credit purchase program, the Green Power Wind Rider and the Utility Solar Program are rate options that make renewable energy resources available as a voluntary option to all OG&E Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of OG&E's conservation-minded customers.
•Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis when power delivery system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days but may not be able to curtail every time that a curtailment event is required.

•OG&E offers certain qualifying customers day-ahead price and flex price rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the day-ahead price and flex price rate options are based on OG&E's projected next day hourly operating costs.

OG&E has Public Schools-Demand and Public Schools Non-Demand rate classes that provide OG&E with flexibility to provide targeted programs for load management to public schools and their unique usage patterns. OG&E also provides service level, seasonal and time period fuel charge differentiation that allows customers to pay fuel costs that better reflect the underlying costs of providing electric service. Lastly, OG&E has a military base rider that demonstrates Oklahoma's continued commitment to its military partners.
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
Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E's current rate order from the APSC includes a formula rate rider that provides for an annual adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the test period. The initial term for the formula rate rider is not to exceed five years from the date of the APSC final order in the last general rate review, May 18, 2017, unless additional approval is obtained from the APSC. On October 1, 2021, OG&E filed a request to extend the Formula Rate Plan Rider for an additional five years and expects a decision from the APSC in April 2022.

OG&E offers several alternative customer programs and rate options, as described below.

•The time-of-use and variable peak pricing tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.
•The Renewable Energy Credit purchase program and the Universal Solar Program are rate options that make renewable energy resources available as a voluntary option to all OG&E Arkansas retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of OG&E's conservation-minded customers.
•Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action.
•OG&E offers certain qualifying customers day-ahead price and flex price rate options which allow participating customers to adjust their electricity consumption based on a price signal received from OG&E. The day-ahead price and flex price rate options are based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
The following table presents the OG&E-generated energy produced and purchased and the weighted-average cost of fuel used, by type, for the last three years.

	Generation Mix (A)			Fuel Cost (B) (In cents/Kilowatt-Hour)
	2021	2020	2019	2021	2020	2019
Natural gas	48%	62%	59%	11.907	2.077	2.188
Coal	40%	25%	27%	1.935	1.821	2.029
Renewable	12%	13%	14%	—	—	—
Total	100%	100%	100%	6.833	1.863	1.970
(A)Generation mix calculated as a percent of net MWhs generated and includes purchased power agreements.
(B)Total fuel and purchased power weighted-average cost was 6.892, 2.117 and 2.534 cents per kilowatt-hour in 2021, 2020 and 2019, respectively.

The increase in the weighted average cost of fuel in 2021 compared to 2020 was primarily due to higher fuel prices as a result of Winter Storm Uri. The increase in coal as a percentage of generation mix was primarily in response to an increase in natural gas prices during 2021. The decrease in the weighted average cost of fuel in 2020 compared to 2019 was primarily due to lower fuel prices. These fuel costs are generally recoverable through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC, with the exception of Winter Storm Uri fuel costs which have been deferred to separate regulatory assets for recovery in each jurisdiction. See Notes 1 and 16 within "Item 8. Financial Statements and Supplementary Data" for further discussion.

OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants. The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers. The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations and to determine which generating units will run at any given time for maximum cost-effectiveness within the SPP area. As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are generally recoverable through fuel adjustment clauses.

Of OG&E's 7,207 total MWs of generation capability reflected in the table within "Item 2. Properties," 4,876 MWs, or 67.7 percent, are from natural gas generation, 1,534 MWs, or 21.3 percent, are from coal generation, 321 MWs, or 4.4 percent, are from dual-fuel generation (coal/gas), 449 MWs, or 6.2 percent, are from wind generation and 27 MWs, or 0.4 percent, are from solar generation.
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
Coal
OG&E's coal-fired units are designed to burn primarily low sulfur western sub-bituminous coal. The combination of all 2021 coal purchased had a weighted average sulfur content of 0.2 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.1 lbs. of SO2 per MMBtu.
For the first two quarters of 2022, OG&E has coal supply agreements for 100 percent of its coal requirements for the Sooner, Muskogee and River Valley facilities. OG&E plans to fill the remainder of its 2022 coal needs through additional term agreements, spot purchases and the use of existing inventory. OG&E has no coal agreements beyond June 2022 and will need to satisfy its coal needs through term agreements and spot purchases. In 2021, OG&E purchased 4.393 million tons of coal from its sub-bituminous suppliers and 0.0373 million tons from its bituminous suppliers. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Wind
OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchased power contracts as presented in the following table.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

Solar

OG&E currently owns and operates the solar sites presented in the following table.

Name	Location	Year Completed	Photovoltaic Panels	MWs
Mustang	Oklahoma City, OK	2015	9,867	2.5
Covington	Covington, OK	2018	38,000	9.7
Choctaw Nation	Durant, OK	2020	15,344	5.0
Chickasaw Nation	Davis, OK	2020	15,344	5.0
Branch	Branch, AR	2021	15,444	5.0
Durant 2	Durant, OK	2022*	15,471	5.0
* Performance testing is currently being completed.

In October 2021, OG&E issued its most recent IRP to the OCC and APSC that proposes to expand its renewable generation fleet, including the development of additional solar resources beginning in 2023. OG&E will continue to evaluate the need to add additional solar sites to its generation portfolio based on customer demand, cost and reliability.

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

In September 2021, President Biden announced an executive order requiring federal contractors to require that their employees be fully vaccinated against COVID-19 (the "vaccine mandate"). At this time, the Registrants will not be required to incorporate the language of the vaccine mandate into OG&E's area-wide service contracts, and therefore, the Registrants are not deemed federal contractors for these purposes. Consequently, the Registrants do not currently have to comply with the vaccine mandate. In September 2021, President Biden also announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated against COVID-19 or tested weekly (the "testing mandate"). On January 25, 2022, OSHA announced it is currently focusing on implementing a permanent COVID-19 healthcare standard, similar to the testing mandate. The Registrants are monitoring this development and potential impact to their operations.

Natural Gas Midstream Operations - Energy Transfer

Energy Transfer owns and operates one of the largest and most diversified portfolios of energy assets in North America, with a strategic footprint in all of the major U.S. production basins. Energy Transfer is a publicly traded limited partnership with core operations that include complementary natural gas midstream, intrastate and interstate transportation and storage assets; crude oil, NGL and refined product transportation and terminalling assets; and NGL fractionation. In addition, Energy Transfer owns investments in other businesses, including Sunoco LP and USA Compression Partners, LP, both of which are publicly traded master limited partnerships.

•Energy Transfer's natural gas intrastate transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities, power generators and other third-party pipelines. Energy Transfer operates one of the largest intrastate pipeline systems in the U.S. providing energy logistics to major trading hubs and industrial consumption areas throughout the U.S. Energy Transfer's intrastate transportation and storage business focuses on the transportation of natural gas to major markets from prolific natural gas producing areas such as Permian, Barnett, Haynesville and Eagle Ford Shale.
•Energy Transfer's interstate natural gas transportation pipelines receive natural gas from supply sources including other transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users and other pipelines. Energy Transfer's interstate natural gas network spans the U.S. from Florida to

California and Texas to Michigan, offering a comprehensive array of pipeline and storage services. Energy Transfer's pipelines have the capability to transport natural gas from nearly all Lower 48 onshore and offshore supply basins to customers in the Southeast, Gulf Coast, Southwest, Midwest, Northeast and Canada.
•Energy Transfer owns and operates natural gas gathering and NGL pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities. Energy Transfer's midstream operations are currently concentrated in major producing basins and shales in South Texas, West Texas, New Mexico, North Texas, East Texas, West Virginia, Pennsylvania, Ohio, Oklahoma, Arkansas, Kansas and Louisiana. Many of Energy Transfer's midstream assets are integrated with their intrastate transportation and storage assets.
•Energy Transfer's NGL operations transport, store and execute acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets. Energy Transfer's refined products operations provide transportation and terminalling services through the use of refined products pipelines and refined products marketing terminals, which are located primarily in the northeast, midwest and southwest U.S.
•Energy Transfer's crude oil operations provide transportation (via pipeline and trucking), terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest, northwestern and northeastern U.S. Energy Transfer's crude oil acquisition and marketing activities utilize their pipeline and terminal assets, their proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the midcontinent U.S.

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

President Biden's Administration has taken a number of actions that adopt policies and affect environmental regulations, including issuance of executive orders that instruct the EPA and other executive agencies to review certain rules that affect OG&E with a view to achieving nationwide reductions in greenhouse gas emissions. OG&E is monitoring these actions which are in various stages of being implemented. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty. In the meantime, the Registrants continue to have obligations to take or complete action under current environmental rules.

Management continues to evaluate the Registrants' compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time, based on existing rules, does not expect capital expenditures for environmental control facilities to be material for 2022 or 2023. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Registrants, see "2021 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Our company fulfills a critical role in the nation's electric utility infrastructure. In order to do so, we believe we need to attract, retain, motivate and develop a high quality, diverse workforce and provide a safe, inclusive and productive work environment for everyone. Our company's core values are teamwork, transparency, respect, integrity, public service, and individual safety and well-being. Our company's core beliefs are unleash potential, live safely, achieve together, create shared trust, value diversity and inclusion, take charge and values matter. We believe that our company's values and beliefs serve as a foundation for our relationships with our employees, who we refer to internally as "members" of the Registrants. These core values and beliefs are reinforced to all employees at the time of hire, annually through a review of our Code of Ethics and periodically through small and large group meetings. We believe the efforts described herein, among others, contribute to our members' sense of purpose for the work we perform and result in the retention of our members. At December 31, 2021, OGE Energy had 2,185 employees, of which 1,812 are OG&E employees.

Total Rewards

To help us attract and retain the most qualified individuals for our businesses, we provide a combination of strong compensation and comprehensive benefit offerings, including healthcare, health savings and flexible spending accounts, short-term and long-term incentive plans, retirement savings plans with company matching contributions, disability coverage, paid time off, parental leave and employee assistance programs. We also have a defined benefit pension plan that covers certain employees hired on or before December 1, 2009. Our employees are also offered two days of paid volunteer leave every year, which is intended to further enrich both their lives and the lives of others in the communities we serve.

Employee Recruiting, Development and Engagement

We make it a priority to attract, retain, motivate and develop a high-quality workforce. Our recruitment efforts begin with industry and career awareness efforts directed toward learning institutions, parents and students. We have built partnerships with universities, state career tech systems, state education departments, technical learning/trade schools, military bases and local school districts to increase awareness of the employment opportunities we provide and the total rewards packages that are tied to those opportunities. We build these relationships to create talent pipelines that will funnel qualified individuals back to our organization and the workforce needs we have identified.

We provide our employees with a variety of opportunities for career growth and development. Many of the positions in our company are highly specialized, so having appropriate training and succession planning is critical to business continuity and competitiveness. We provide leadership, career development and skill-building opportunities, including internal and external training as well as tuition reimbursement, to invest in the next generation of leaders for our company. The number of annual hours of training per employee that we target, and historically average, aligns with the benchmark published annually by the American Society of Training and Development.

OGE Energy, like many utilities across the country, is planning for and managing the effects of turnover of our workforce due to a significant number of retirements occurring now and expected during the next five to ten years, which is a period that will be impacted by major transformation of our business through technology investments, regulatory changes to our electric generation portfolio and upgrades to our distribution infrastructure. Management engages in ongoing succession planning discussions, which includes the annual involvement of OGE Energy's Board of Directors as it relates to officer succession planning.

OGE Energy conducts and/or participates in employee engagement surveys to seek feedback from its employees on a variety of topics, including understanding of and alignment with the company's strategy, objectives, values and beliefs, management practices, operational performance and the employee value proposition. OGE Energy shares the survey results with employees, and senior management incorporates the results of the surveys in their action plans in order to respond to the feedback and further enhance employee engagement.

Safety

Employee safety is paramount in the work we perform. One of our company core beliefs is to "Live Safely," which to us means that we protect ourselves and others from injury by constant engagement, "always living safely." Our goal is to have zero safety incidents every year, and we educate all of our employees on our incident and injury free workplace vision. We report and analyze all near misses and incidents to understand the causal factors and associated corrective actions necessary to reduce the likelihood of reoccurrence. We share what we have learned company-wide to provide real-time learning opportunities for all employees. We track our safety performance and benchmark ourselves to our peer utility group, the Southeast Electric Exchange. For 2021, our Southeast Electric Exchange OSHA incident rate of 0.28 was the best in the group and the best in company history. The incident rate is calculated by counting the number of injuries and illnesses per 100 employees' standard base labor hours divided by the number of actual hours employees worked. We consistently rank among the top of our 17-member peer group, ranking first in the Southeast Electric Exchange in two of the last four years. We continue to analyze trends and engage in discussions with our employees, creating a dialogue to enhance safety performance and work towards our incident and injury-free workplace. Our focus on safety has contributed to each of the last six years being the safest in our 120-year history. Further discussion of the steps we are taking to help ensure employee safety during the COVID-19 pandemic can be found in "Item 7. Management's Discussion and Analysis – Recent Developments – COVID-19."

Diversity and Inclusion

Within our overall recruitment efforts, we are focused on diversity with the over-arching goal of the company's workforce looking like the members of the communities we serve. Several of the talent pipeline partnerships referenced above are with organizations and trade schools whose student populations are diverse or raised in underrepresented communities. The company continues working with others to recruit diverse students to their programs, which can lead to potential employment for our positions. We have also formed relationships with universities to provide scholarships to students with diverse backgrounds and have focused on hiring individuals transitioning out of the military.

We strive to reinforce the belief that our employees are one of our greatest assets by creating a culture of respect throughout the company. One of our core beliefs is to "Value Diversity and Inclusion," which to us means that we embrace the uniqueness of each individual to make us a stronger and more resourceful organization, which enables us to serve and support the diverse communities where we live and work. We do this by, among other things, encouraging employees to treat others justly and considering their views in the decisions we make. We are also focused on the inclusion of diverse individuals in leadership positions. Representation of females and other diverse members among our officers, management-level directors and senior managers has been trending upward for the past 5 years, and we expect that trend to continue. The retirement of our more tenured employees creates opportunities to promote or attract and hire additional individuals with diverse backgrounds.

The company currently has employee-led Member Resource Groups ("MRGs") supporting African Americans, Asian American & Pacific Islanders, Latin/Hispanic heritage, Public Service, Veterans and Women. Each MRG selects an officer of the company to serve as its Executive Sponsor. These MRGs are intended to foster a sense of belonging for all employees, inspire conversation, introduce new ways of thinking about issues, drive innovation among our diverse population of members and provide an opportunity for professional development, community involvement and recruitment. All groups are voluntary and inclusive.

Information About the Registrants' Executive Officers

The following table presents the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrants as of February 23, 2022:

Name	Age	Current Title and Business Experience
Sean Trauschke	54	2017 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
W. Bryan Buckler	49	2021 - Present:	Chief Financial Officer of OGE Energy Corp.
		2019 - 2020:	Vice President of Investor Relations - Duke Energy Corporation
		2017 - 2019:	Director of Financial Planning and Analysis - Duke Energy Corporation
Sarah R. Stafford	40	2018 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
		2017 - 2018:	Accounting Research Officer of OGE Energy Corp.
Scott A. Briggs	50	2020 - Present:	Vice President - Human Resources of OG&E
		2019 - 2020:	Managing Director Human Resources of OG&E
		2017 - 2018:	Chief Operating Officer of The Oklahoma Publishing Co., d/b/a The Oklahoma Media Company
Robert J. Burch	59	2020 - Present:	Vice President - Utility Technical Services of OG&E
		2018 - 2020:	Managing Director Utility Technical Services of OG&E
		2017 - 2018:	Director Power Supply Services of OG&E
Andrea M. Dennis	45	2019 - Present:	Vice President - Transmission and Distribution Operations of OG&E
		2019:	Managing Director Transmission and Distribution Operations of OG&E
		2017 - 2019:	Director System Operations of OG&E
Patricia D. Horn	63	2017 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
Donnie O. Jones	55	2019 - Present:	Vice President - Utility Operations of OG&E
		2017 - 2019:	Vice President - Power Supply Operations of OG&E
Cristina F. McQuistion	57	2020 - Present:	Vice President - Corporate Responsibility and Stewardship of OGE Energy Corp.
		2017 - 2020:	Vice President - Chief Information Officer of OG&E
Kenneth A. Miller	55	2019 - Present:	Vice President - Regulatory and Legislative Affairs of OG&E
		2017 - 2018:	State Treasurer of Oklahoma
David A. Parker	45	2020 - Present:	Vice President - Technology, Data and Security of OG&E
		2019 - 2020:	Director Enterprise Security & Risk of OGE Energy Corp.
		2017 - 2019:	Director of Internal Audit of OGE Energy Corp.
Matthew J. Schuermann	42	2020 - Present:	Vice President - Power Supply Operations of OG&E
		2019 - 2020:	Managing Director Power Plant Operations of OG&E
		2017 - 2019:	Special Projects Director of OG&E
William H. Sultemeier	54	2017 - Present:	General Counsel and Chief Compliance Officer of OGE Energy Corp.
Charles B. Walworth	47	2017 - Present:	Treasurer of OGE Energy Corp.
Christine O. Woodworth	51	2021 - Present:	Vice President - Corporate Communications, Brand and Marketing of OG&E
		2017 - 2021:	Vice President of Public Relations - Sonic Drive-In

No family relationship exists between any of the Executive Officers of the Registrants. Messrs. Trauschke, Buckler, Sultemeier, Walworth and Mses. Horn, McQuistion and Stafford are also officers of OG&E. Each Executive Officer is to hold office until the next annual election of officers by the Board of Directors which is typically accomplished at the first regular board meeting following the Annual Meeting of Shareholders, currently scheduled for May 19, 2022.

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

The Registrants are subject to a variety of risks which can be classified as regulatory, operational, financial and general. Risk factors of OG&E are also risk factors of OGE Energy. OGE Energy also is subject to risks associated with its investment in Energy Transfer's equity securities.

REGULATORY RISKS

The Registrants' profitability depends to a large extent on the ability of OG&E to fully recover its costs, including its cost of capital, from its customers in a timely manner, and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

OG&E is subject to comprehensive regulation by several federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs, including its cost of capital, from utility customers. Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk, such as experienced in February 2021 due to Winter Storm Uri that resulted in winter record winter peak demand for electricity in OG&E's service territory and extreme natural gas and purchased power prices. The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations. In addition, OG&E's jurisdictions have fuel adjustment clauses that permit OG&E to recover fuel costs through rates without a general rate review, subject to a later determination that such fuel costs were prudently incurred. If the state regulatory commissions determine that the fuel costs were not prudently incurred, recovery could be disallowed. See Note 16 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the significant fuel and purchased power costs incurred during Winter Storm Uri and the related regulatory filings with the OCC and the APC, including the securitization filing approved by the OCC in December 2021.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but laws and regulations to which we must adhere change, and the Biden Administration's agenda includes a significant shift in environmental and energy policy, focusing on reducing greenhouse gas emissions and addressing climate change issues. Together, these actions reflect climate change issues and greenhouse gas emission reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing greenhouse gas emissions is reflected in legislation introduced in Congress. These initiatives could lead to new and revised energy and environmental laws and regulations, including tax reforms relating to energy and environmental issues. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Such changes also could affect the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry practices. These activities are subject to stringent and complex federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance or other regulatory mechanisms. The Biden Administration has suggested that it will enact stricter laws, regulations and enforcement policies that could significantly increase compliance costs and the cost of any remediation that may become necessary. If regulations are enacted regarding any of our generating units, as listed in "Item 2. Properties," it could potentially result in stranded assets.

In addition, we may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills, personal injury or property damage claims, and the repair, upgrade or expansion of our facilities to meet future requirements and obligations under environmental laws.

For further discussion of environmental matters that may affect the Registrants, see "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We are subject to financial risks associated with climate change and the transition to a lower carbon economy.

In addition to the potential for physical risk related to climate change (discussed below), climate change, and the risks related to our transition to a lower-carbon economy, creates financial risk. Transition risks represent those risks related to the social and economic changes needed to shift toward a lower carbon future. These risks are often interconnected, representing policy and regulatory changes, technology and market risks, and risks to our reputation and financial performance.

Potential regulation associated with climate change legislation could pose financial risks to OGE Energy and its affiliates. The U.S. is a party to the United Nations' "Paris Agreement" on climate change, and the Agreement along with other potential legislation and regulation discussed above, could result in enforceable greenhouse gas emission reduction requirements could lead to increased compliance costs for OGE Energy and its affiliates. For example, the EPA has indicated that it is currently "evaluating additional opportunities" to reduce greenhouse gas emissions from existing power plants.

As we expand our cleaner energy generation asset mix, the ability to integrate renewable technologies into our operations and maintain reliability and affordability is key. The intermittency of renewables remains a critical challenge particularly as cost-efficient energy storage is still in development. Other technology risks include the need for significant upfront financial investments, lengthy development timelines, and the uncertainty of integration and scalability across our entire service territory.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights. Collectively, the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. We record the SPP Integrated Marketplace transactions as sales or purchases with results reported as Revenues from Contracts with Customers or Fuel, Purchased Power and Direct Transmission Expense in its financial statements. Our revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

We are exposed to risks related to performance of contractual obligations by our suppliers. We are dependent on coal and natural gas for much of our electric generating capacity. We rely on suppliers to deliver coal and natural gas in accordance with short- and long-term contracts. We have certain supply contracts in place; however, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal and natural gas to us. The suppliers under these agreements may experience financial or technical problems that inhibit their ability to fulfill their obligations to us. In addition, the suppliers under these agreements may not be required to supply coal and natural gas to us under certain circumstances, such as in the event of a natural disaster. Deliveries may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather, availability of equipment and labor shortages. Failure or delay by our suppliers of coal and natural gas deliveries could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.

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

OG&E's electric generation, transmission and distribution assets are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased purchased power costs, accidents and third-party liability.

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

Physical risks from climate can be considered in both acute (event-driven) and chronic (longer-term shifts in climate patterns) terms. The effects of climate change could exacerbate physical changes in weather and the extreme weather events discussed above, including prolonged droughts, rise in temperatures and more extreme weather events like wildfires and ice storms, among other weather impacts. We have observed some of these events in recent years, and the trend could continue. OG&E can incur significant restoration costs as a result of these weather events. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our financial position, results of operations or cash flows.

We have a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000. Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements. We expect to make future contributions to maintain required funding levels as necessary. It has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Finally, OGE Energy provided retirement benefits and retiree health care benefits to 63 employees previously seconded to Enable. As a result of the merger between Enable and Energy Transfer, the seconding agreement was terminated, and those employees are no longer employed by OGE Energy. If lump sum payments were made to those employees previously seconded to Enable, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $19.4 million. Settlement and curtailment charges associated with the employees previously seconded to Enable are not reimbursable to OGE Energy.

OGE Energy is a holding company with its primary assets being investments in its subsidiary, OG&E, and in its ownership of a portion of the equity securities of Energy Transfer.

OGE Energy is a holding company and thus its primary assets are its investments in its subsidiary, OG&E, and in the equity securities of Energy Transfer. Substantially all of OGE Energy's operations are conducted by its subsidiary and through its investment in Energy Transfer's equity securities. Consequently, OGE Energy's operating cash flow and its ability to pay dividends and service its indebtedness are dependent upon the operating cash flow of OG&E and Energy Transfer and the payment of funds by them to OGE Energy in the form of dividends or distributions. At December 31, 2021, OGE Energy and OG&E had outstanding indebtedness and other liabilities of $8.6 billion. OG&E and Energy Transfer are separate legal entities that have no obligation to pay any amounts due on OGE Energy's indebtedness or to make any funds available for that purpose, whether by dividends or distributions. In addition, their ability to pay dividends or distributions to OGE Energy depends on any statutory and contractual restrictions that may be applicable to such entity, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of OG&E and Energy Transfer on their respective assets will generally have priority over OGE Energy claims (except to the extent that OGE Energy may be a creditor and its claims are recognized) and claims by OGE Energy shareholders.

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

RISKS ASSOCIATED WITH OGE ENERGY'S INVESTMENT IN ENERGY TRANSFER'S EQUITY SECURITIES

OGE Energy does not control Energy Transfer and therefore is not able to cause or prevent actions by Energy Transfer.

As discussed in "Item 1. Business," OGE Energy's investment in Energy Transfer is accounted for as an investment in equity securities, primarily based on OGE Energy's approximately three percent ownership in Energy Transfer. Further, OGE Energy does not have influence over Energy Transfer, as OGE Energy does not own general partner units or have board representation. Accordingly, OGE Energy is unable to cause or prevent actions by Energy Transfer. Further, OGE Energy cannot control the actions of the other investors. OGE Energy's interests may not align with those of Energy Transfer or other investors, and this lack of control could adversely impact OGE Energy's investment in Energy Transfer's equity securities.

A portion of OGE Energy's earnings and operating cash flows are based on the performance of Energy Transfer. If any of the following risks were to occur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

Changes in Energy Transfer's fair value could adversely affect OGE Energy's net income.

Energy Transfer is a publicly traded company. OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities and records the investment at fair value through net income each quarter. If Energy Transfer's unit price were to lose value, regardless of cause, OGE Energy's net income would be adversely impacted.

OGE Energy's operating cash flow is derived partially from cash distributions it receives from Energy Transfer.

OGE Energy's operating cash flow is derived partially from cash distributions it receives from Energy Transfer. The amount of cash Energy Transfer can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things, Energy Transfer's earnings and the general health and stability of the natural gas midstream sector.

Energy Transfer's fair value and the amount of cash it has available for distribution can fluctuate from quarter to quarter.

Energy Transfer's fair value and the amount of cash it has available for distribution can fluctuate from quarter to quarter and will depend upon, among other things:

•the amount of natural gas, NGLs, crude oil and refined products transported through Energy Transfer's pipelines;
•the level of throughput in its processing and treating operations;
•the fees charged and the margins realized by Energy Transfer for its services;
•the price of natural gas, NGLs, crude oil and refined products;
•the relationship between natural gas, NGL and crude oil prices;
•the weather in its operating areas;
•the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;
•the level of its operating costs and maintenance and integrity capital expenditures;
•the tax treatment being dependent on Energy Transfer's continuing status as a partnership for federal income tax purposes, as well as Energy Transfer not being subject to a material amount of entity-level taxation;
•prevailing economic conditions;
•the level and results of its derivative activities;
•any product liability claims and litigation; and
•performance of pipeline integrity programs and related repairs that could result in significant costs and liabilities.

In addition, the actual amount of cash that Energy Transfer will have available for distribution will also depend on other factors, such as:

•the level of capital expenditures it makes;
•the level of costs related to litigation and regulatory compliance matters;
•the cost of acquisitions, if any;
•the levels of any margin calls that result from changes in commodity prices;
•debt service requirements;
•fluctuations in working capital needs;
•its ability to borrow under its revolving credit facilities;
•its ability to access capital markets;
•restrictions on distributions contained in its debt agreements; and
•the amount, if any, of cash reserves established by its board of directors and its general partners in their discretion for the proper conduct of its businesses.

Income from Energy Transfer's midstream, transportation, terminalling and storage operations is exposed to risks due to fluctuations in the demand for and price of natural gas, NGLs, crude oil and refined products that are beyond Energy Transfer's control.

The prices for natural gas, NGLs, crude oil and refined products reflect market demand that fluctuates with changes in global and U.S. economic conditions and other factors, including:

•the level of domestic natural gas, NGL, refined products and oil production;
•the level of natural gas, NGL, refined products and oil imports and exports, including liquefied natural gas;
•actions taken by natural gas and oil producing nations;

•instability or other events affecting natural gas and oil producing nations;
•the impact of weather, public health crises such as pandemics (including COVID-19), and other events of nature on the demand for natural gas, NGLs, refined products and oil;
•the availability of storage, terminal and transportation systems, and refining, processing and treating facilities;
•the price, availability and marketing of competitive fuels;
•the demand for electricity;
•activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas and related products;
•the cost of capital needed to maintain or increase production levels and to construct and expand facilities;
•the impact of energy conservation and fuel efficiency efforts; and
•the extent of governmental regulations, taxation, fees and duties.

In the past, the prices of natural gas, NGLs, refined products and oil have been extremely volatile, and we expect this volatility to continue.

Any loss of business from Energy Transfer's existing customers or inability to attract new customers due to a decline in demand for natural gas, NGLs, refined products or oil could have a material adverse effect on its revenues and results of operations. In addition, significant price fluctuations for natural gas, NGL, refined products and oil commodities could materially affect Energy Transfer's profitability.

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

Our operations are affected by local, national and worldwide economic conditions. The consequences of a recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also could affect the cost of capital and our ability to raise capital. Economic conditions may also impact the valuation of certain long-lived assets that are subject to impairment testing, potentially resulting in impairment charges, which could have a material adverse impact on our results of operations.

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

We are subject to cybersecurity risks and increased reliance on processes dependent on technology.

In the regular course of our business, we handle a range of sensitive security and customer information. We are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of our information systems due to theft, ransomware, viruses, denial of service, hacking, acts of war or terrorism or inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on our financial position, results of operations and cash flows.
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
Security threats continue to evolve and adapt. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, or confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on our financial condition or results of operations. Despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact. Our security procedures, which include among others, virus protection software, cybersecurity controls and monitoring and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cybersecurity attacks on our systems, which could adversely impact our operations.
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

The failure of our technology infrastructure, or the failure to enhance existing technology infrastructure and implement new technology, could adversely affect our business.

Our operations are dependent upon the proper functioning of our internal systems, including the technology and network infrastructure that support our underlying business processes. Any significant failure or malfunction of such technology infrastructure may result in disruptions of our operations. In the ordinary course of business, we rely on technology infrastructure, including the internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data. Our technology infrastructure is dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. These providers' systems are susceptible to cybersecurity and data breaches, outages from fire, floods, power loss, telecommunications failures, physical attack and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially adversely affect our results of operations, financial position and cash flows.

In addition to maintaining our current technology infrastructure, we believe the digital transformation of our business is key to driving internal efficiencies as well as providing additional capabilities to customers. Our technology infrastructure is critical to cost-effective, reliable daily operations and our ability to effectively serve our customers. We expect our customers to continue to demand more sophisticated technology-driven solutions, and we must enhance or replace our technology infrastructure in response. This involves significant development and implementation costs to keep pace with changing technologies and customer demand. If we fail to successfully implement critical technology infrastructure, or if it does not provide the anticipated benefits or meet customer demands, such failure could materially adversely affect our business strategy as well as impact our results of operations, financial position and cash flows.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business and could impact our ability to operate critical infrastructure. Continued hostilities or sustained military campaigns may adversely impact our financial position, results of operations and cash flows.

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

The outbreak of COVID-19 continues to be a developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements, increased unemployment, customer slow payment or non-payment and decreased commercial and industrial load in the U.S. generally and in our service territory to a lesser extent. We expect these particular COVID-19 impacts will likely continue in the near future. We are continuing to monitor developments involving our workforce, customers and supply chains and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects. Additionally, we could experience employee engagement and/or turnover issues if federal or state authorities impose COVID-19-related vaccine or testing mandates. We could also face operational challenges if the pandemic worsens and large percentages of key personnel groups become sick and are unable to work for an extended period of time. Further, the negative impacts on the economy could also adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements.

In addition, we have experienced and expect to experience raw material inflation, logistical challenges and certain component shortages. We cannot predict the ongoing impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions; however, any material effect on these parties could adversely impact us. The continued progression of, and global response to, the COVID-19 outbreak has increased and may continue to increase the risk of delays in construction activities and equipment deliveries related to our capital investment plan, potentially resulting in an inability to deliver service in accordance with our plans and limiting the growth of the company. The impact of COVID-19 may also exacerbate the other risks discussed within this Form 10-K, any of which could have a material effect on us. As this situation continues and can change rapidly, additional impacts may arise that we are not aware of currently.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 19 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Loans to the Registrants under their credit facilities may be eurodollar loans or alternate base rate loans. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. For example, the U.K.'s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR as a benchmark. The Federal Reserve Bank of New York publishes a SOFR, which the Alternative Reference Rates Committee recommended as an alternative reference rate to U.S. Dollar LIBOR. It is not possible to predict what effect the phase out of LIBOR, or a change to SOFR or other alternative rates, may have on financial markets for LIBOR-linked financial instruments.

The Registrants' current credit facilities provide a mechanism for determining an alternative rate of interest upon the occurrence of certain events related to the phase out of LIBOR. The phase out of LIBOR, or a change to SOFR or other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose the Registrants' future borrowings to less favorable rates. If the phase out of LIBOR, or a change to SOFR or other alternative rates, results in increased alternative interest rates or if the Registrants' lenders have increased costs due to such phase out or changes, then the Registrants' debt that uses benchmark rates could be affected and, in turn, the Registrants' cash flows and interest expense could be adversely impacted.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have revolving credit agreements for working capital, capital expenditures, acquisitions and other corporate purposes. Our credit facilities each have a financial covenant requiring us to maintain a maximum debt to capitalization ratio of 65 percent. The levels of our debt could have important consequences, including the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 16 generating stations with an aggregate capability of 7,207 MWs at December 31, 2021. The following table presents information with respect to OG&E's electric generating facilities. Unless otherwise indicated, these electric generating facilities are located in Oklahoma.

					Fuel Capability	2021 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
			Year Installed
Station & Unit				Unit Design Type
Seminole	1		1971	Steam-Turbine	Gas	8.0%	485
	2		1973	Steam-Turbine	Gas	10.2%	500
	3		1975	Steam-Turbine	Gas	12.7%	498	1,483
Muskogee	4		1977	Steam-Turbine	Gas	7.4%	484
	5		1978	Steam-Turbine	Gas	6.2%	488
	6		1984	Steam-Turbine	Coal	60.4%	503	1,475
Sooner	1		1979	Steam-Turbine	Coal	29.0%	516
	2		1980	Steam-Turbine	Coal	39.8%	515	1,031
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	1.2%	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	1.2%	31
	6		1958	Steam-Turbine	Gas	10.2%	168
	7		1963	Steam-Turbine	Gas	5.9%	211
	8		1969	Steam-Turbine	Gas	8.7%	377
	9		2000	Combustion-Turbine	Gas	27.6%	45
	10		2000	Combustion-Turbine	Gas	19.3%	43	908
Redbud (C)	1		2003	Combined Cycle	Gas	38.5%	154
	2		2003	Combined Cycle	Gas	36.2%	154
	3		2003	Combined Cycle	Gas	36.7%	153
	4		2003	Combined Cycle	Gas	41.9%	153	614
Mustang	6		2018	Combustion-Turbine	Gas	31.8%	57
	7		2018	Combustion-Turbine	Gas	28.4%	57
	8		2017	Combustion-Turbine	Gas	32.6%	58
	9		2018	Combustion-Turbine	Gas	33.1%	58
	10		2018	Combustion-Turbine	Gas	33.6%	57
	11		2018	Combustion-Turbine	Gas	32.8%	57
	12		2018	Combustion-Turbine	Gas	32.6%	57	401
McClain (D)	1		2001	Combined Cycle	Gas	48.0%	378	378
Frontier	1		1989	Combined Cycle	Gas	36.4%	120	120
River Valley	1		1991	Steam-Turbine	Coal/Gas	25.4%	161
	2		1991	Steam-Turbine	Coal/Gas	47.6%	160	321
Total Generating Capability (all stations, excluding renewable)								6,731
(A)2021 Capacity Factor = 2021 Net Actual Generation / (2021 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as planned outages.
(B)Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.
(C)Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)Represents OG&E's 77 percent ownership interest in the McClain Plant.

Renewable					2021 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
	Year Installed		Number of Units	Fuel Capability
Station		Location
Crossroads	2011	Canton, OK	98	Wind	40.4%	2.3	228
Centennial	2007	Laverne, OK	80	Wind	12.1%	1.5	120
OU Spirit	2009	Woodward, OK	44	Wind	17.1%	2.3	101
Mustang	2015	Oklahoma City, OK	90	Solar	18.2%	< 0.1	2
Covington	2018	Covington, OK	4	Solar	24.0%	2.5	10
Choctaw Nation	2020	Durant, OK	2	Solar	22.3%	2.5	5
Chickasaw Nation	2020	Davis, OK	2	Solar	25.8%	2.5	5
Branch	2021	Branch, AR	2	Solar	11.8%	2.5	5
Total Generating Capability (renewable)							476
(A)2021 Capacity Factor = 2021 Net Actual Generation / (2021 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as planned outages.

In the first quarter of 2022, OG&E finished constructing the Durant 2 solar site, which is located near Durant, Oklahoma, and performance testing is currently being completed. The Durant 2 solar site has a maximum capacity of 5 MWs and consists of 15,471 photovoltaic panels.

At December 31, 2021, OG&E's transmission system included: (i) 54 substations with a total capacity of 14.4 million kV-amps and 5,122 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.9 million kV-amps and 277 structure miles of lines in Arkansas. At December 31, 2021, OG&E's distribution system included: (i) 350 substations with a total capacity of 10.6 million kV-amps, 29,494 structure miles of overhead lines, 3,365 miles of underground conduit and 11,125 miles of underground conductors in Oklahoma and (ii) 29 substations with a total capacity of 1.0 million kV-amps, 2,795 structure miles of overhead lines, 349 miles of underground conduit and 662 miles of underground conductors in Arkansas.

During the three years ended December 31, 2021, both Registrants' gross property, plant and equipment (excluding construction work in progress) additions were $2.3 billion, and gross retirements were $363.8 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 16.3 percent of gross property, plant and equipment (excluding construction work in progress) for both Registrants at December 31, 2021.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
OGE Energy's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2021, there were 12,635 holders of record of OGE Energy's common stock.

Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas and natural gas, crude oil and NGLs across the U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

Electric Utility Operations. OGE Energy's electric utility operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Natural Gas Midstream Operations. In February 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which all outstanding common units of Enable were to be acquired by Energy Transfer in an all-equity transaction. The transaction closed on December 2, 2021, and under the terms of the merger agreement, OGE Energy received 95,389,721 common units of Energy Transfer for OGE Energy’s 110,982,805 common units of Enable. Upon the transaction closing, OGE Energy owned approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it previously owned. For periods prior to December 2, 2021, OGE Energy's natural gas midstream operations segment represented OGE Energy's investment in Enable, which OGE Energy accounted for as an equity method investment. Formed in 2013, Enable was primarily engaged in the business of gathering, processing, transporting and storing natural gas primarily in the south central U.S. Upon the closing of the Energy Transfer and Enable merger, OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At December 31, 2021, OGE energy owned 95.4 million, or approximately three percent, of Energy Transfer's limited partner units. OGE Energy does not have significant influence over Energy Transfer, as OGE Energy does not own general partner units in or have board representation at Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities under ASC 321, "Investments - Equity Securities" and records its investment at fair value through net income each reporting period. As part of the transaction, Energy Transfer also acquired the general partner interests of Enable from OGE Energy and CenterPoint for cash consideration. OGE Energy intends to exit the midstream segment in a prudent manner.

Energy Transfer's business is impacted by commodity prices which have experienced significant volatility in recent years. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by Energy Transfer's systems, and the volumes on Energy Transfer's systems can be negatively impacted if producers decrease drilling and production in those areas served. A decrease in volumes on Energy Transfer's systems due to a decrease in drilling or production by Energy Transfer's producer customers could decrease the cash flows from Energy Transfer's systems. In addition, Energy Transfer's processing arrangements expose them to commodity price fluctuations. A portion of OGE Energy's earnings and operating cash flows depend on the performance of, and distributions from, Energy Transfer. Energy Transfer is subject to a number of risks, including the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19, including negative impacts on demand and commodity prices, could exacerbate these risks, as experienced in 2020. If any of those risks were to occur or reoccur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

On January 25, 2022, Energy Transfer announced a 15 percent increase in its quarterly cash distribution, resulting in a distribution of $0.175 per unit on its outstanding common units that was paid on February 18, 2022.

Overview

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services, while honoring its commitment to strengthen communities. Its business model is centered around growth and sustainability for employees (internally referred to as "members"), communities and customers and the owners of OGE Energy, its shareholders.

OGE Energy is focused on:

•delivering top-quartile safety results, while enabling members to deliver improved value to their communities, customers and shareholders;
•transforming the customer experience by centering decisions on customer impact that will drive customer operations, communications and the digital experience including increased personalization and self-service;
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
•maintaining customer rates that are some of the most affordable in the country by continuing focus on innovation, intellectual curiosity and execution with excellence;
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

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five to seven percent at the electric utility, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy plans to fully exit its natural gas midstream operations segment by prudently selling its Energy Transfer units. OGE Energy will continue to utilize cash distributions from its natural gas midstream operations segment and reinvest the proceeds from the sale of Energy Transfer units to help fund its business. In the next five years, OGE Energy expects to continue to grow the dividend, targeting a dividend payout ratio of 65 to 70 percent based on utility earnings. Over the next several years, OGE Energy expects earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Recent Developments

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Both the OCC and APSC have approved regulatory mechanisms for OG&E's recovery of the significant fuel and purchased power costs associated with Winter Storm Uri, as further discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data." As of December 31, 2021, OG&E has recorded regulatory assets of $747.9 million and $88.9 million for the Oklahoma and Arkansas jurisdictional portions, respectively, of fuel and purchased power costs incurred during Winter Storm Uri.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the significant fuel and purchased power costs incurred during Winter Storm Uri. In May 2021, OGE Energy and OG&E each issued $500.0 million in senior notes, and using these proceeds, OGE Energy repaid $900.0 million of the $1.0 billion term loan, as further described in Notes 11 and 12 within "Item 8. Financial Statements and Supplementary Data." In December 2021, OGE Energy repaid the remaining $100.0 million outstanding that was borrowed under the term loan agreement. The Oklahoma and Arkansas legislatures have both passed legislation that would help alleviate the immediate burden on customers and OGE Energy by securitizing the cost impacts from Winter Storm Uri. The securitization of these costs could spread out the recovery of the costs over a longer period of time at a lower finance carrying charge. On April 26, 2021, OG&E filed an application seeking OCC approval to securitize its costs related to Winter Storm Uri, and on October 8, 2021, OG&E filed a settlement agreement between OG&E, the Public Utility Division Staff of the OCC, the Oklahoma Industrial Energy Consumers, the OG&E Shareholders Association and Walmart Inc. The settling parties agreed the OCC should issue a financing order authorizing the securitization of $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. The settlement agreement was approved by the OCC on December 16, 2021. Further discussion can be found in Note 16 within "Item 8. Financial Statements and Supplementary Data."

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. Currently, COVID-19 vaccines are available to all Oklahoma and Arkansas residents, and the Registrants have provided on-site access to COVID-19 vaccines to their employees. One of the Registrants' top priorities is to protect their employees and their families, as well as their customers and communities. The Registrants have established a team to monitor cases and update the Registrants' response and are taking precautionary measures as directed by health authorities and local and federal governments. This team also determines whether any occupancy reductions or closures are necessary to help ensure the health and safety of the Registrants' employees and customers. The OCC and the APSC both issued accounting orders allowing the Registrants to defer for recovery the incremental costs incurred for pandemic-related safety measures and the incremental bad debt resulting from COVID-19. These orders are further discussed in the Registrants' 2020 Form 10-K.

In September 2021, President Biden announced an executive order requiring federal contractors to require that their employees be fully vaccinated against COVID-19 (the "vaccine mandate"). At this time, the Registrants will not be required to incorporate the language of the vaccine mandate into OG&E's area-wide service contracts, and therefore, the Registrants are not deemed federal contractors for these purposes. Consequently, the Registrants do not currently have to comply with the vaccine mandate. In September 2021, President Biden also announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated against COVID-19 or tested weekly (the "testing mandate"). On January 25, 2022, OSHA announced it is currently focusing on implementing a permanent COVID-19 healthcare standard, similar to the testing mandate. If the Registrants are subject to any such mandates or new standards, it could result in employee attrition, which could adversely affect the Registrants' business and results of operations. The ultimate impact of COVID-19 on operations and financial performance in future periods remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic and potential government actions to prevent and manage disease spread, which cannot be predicted.

The ongoing global COVID-19 pandemic and related governmental and business responses continue to have an impact on the Registrants' operations, supply chains and end-user customers. The Registrants have experienced raw material inflation, logistical challenges and certain component shortages. The timing and extent of the financial impact from the COVID-19 pandemic is still uncertain, and the Registrants cannot predict the magnitude of the impact to the results of their business and results of operations.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data."

Summary of OGE Energy 2021 Operating Results Compared to 2020
OGE Energy's net income was $737.3 million, or $3.68 per diluted share, in 2021 as compared to a net loss of $173.7 million, or $0.87 per diluted share, in 2020. The increase in net income of $911.0 million, or $4.55 per diluted share, in 2021 as compared to 2020 is further discussed below. As the merger between Enable and Energy Transfer closed on December 2, 2021, the majority of the operating results for OGE Holdings for the year ended December 31, 2021 was impacted by Enable.

•An increase in net income at OG&E of $20.6 million, or $0.10 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by strong load growth, increased revenues from the recovery of capital investments and more favorable weather (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by losses from the Guaranteed Flat Bill program during Winter Storm Uri, higher depreciation and amortization expense due to additional assets being placed into service and higher income tax expense.
•Net income at OGE Holdings of $385.0 million, or $1.92 per diluted share of OGE Energy's common stock, during the year ended December 31, 2021 compared to net loss of $515.0 million, or $2.58 per diluted share of OGE Energy's common stock, during the year ended December 31, 2020 was primarily due to a $344.4 million gain ($264.8 million after tax) on the Enable merger transaction that closed on December 2, 2021 and an increase in equity earnings of Enable, which was driven by increased net income from Enable's business resulting primarily from higher average natural gas sales prices and higher average market prices for NGL products, as well as the 2020 impact of lower equity in earnings of Enable related to impairments, as adjusted for basis differences, partially offset by an increase in income tax expense and other expense.
•An increase in net loss of other operations (holding company) of $9.6 million, or $0.05 per diluted share of OGE Energy's common stock, was primarily due to higher other expense and lower income tax benefit in 2021.

A more detailed discussion regarding the financial performance for the year ended December 31, 2021 as compared to December 31, 2020 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2020 compared to December 31, 2019 for OGE Energy and OG&E can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrants' 2020 Form 10-K.

2022 Outlook

Key assumptions for 2022 include:

OG&E

OG&E is projected to earn approximately $375 million to $395 million, or $1.87 to $1.97 per average diluted share, with a midpoint of $385 million, or $1.92 per average diluted share, in 2022 and is based on the following assumptions:

•normal weather patterns are experienced for the year;
•operating revenues growth driven by total retail load growth between 3.5 percent and 5.0 percent (weather normalized) and new rates related to OG&E's general rate review take effect in Oklahoma by July 1, 2022;
•operating expenses of approximately $1.029 billion to $1.035 billion, with operation and maintenance expenses comprising approximately 47 percent of the total;
•net interest expense of approximately $160 million to $162 million which assumes a $3 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt issuance at OG&E of $300 million in the second half of 2022;
•other income approximately flat including approximately $4.5 million of allowance for equity funds used during construction;
•income before taxes of approximately $442 million to $466 million; and
•an effective tax rate of approximately 15 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand.

Consolidated OGE Energy

OGE Energy is not issuing guidance for its natural gas midstream operations segment and therefore is not issuing 2022 consolidated earnings guidance; other consolidated assumptions include:

•approximately 200.5 million average diluted shares outstanding; and
•a loss of $2 million to $4 million, or one to two cents per average diluted share, at the holding company.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the years ended December 31, 2021 and 2020 and the Registrants' financial positions at December 31, 2021 and 2020. The following information should be read in conjunction with the financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

OGE Energy	Year Ended December 31,
(In millions except per share data)	2021	2020
Net income (loss)	$737.3	$(173.7)
Basic average common shares outstanding	200.1	200.1
Diluted average common shares outstanding	200.3	200.1
Basic earnings (loss) per average common share	$3.68	$(0.87)
Diluted earnings (loss) per average common share	$3.68	$(0.87)
Dividends declared per common share	$1.62500	$1.58000

Results by Business Segment

	Year Ended December 31,
(In millions)	2021	2020
Net income (loss):
OG&E (Electric Utility)	$360.0	$339.4
OGE Holdings (Natural Gas Midstream Operations) (A)	385.0	(515.0)
Other operations (B)	(7.7)	1.9
OGE Energy net income (loss)	$737.3	$(173.7)
(A)Net income for the year ended December 31, 2021 includes the $344.4 million gain ($264.8 million after tax) recognized for the Enable merger transaction, as further discussed in Note 5 within "Item 8. Financial Statements and Supplementary Data." In March 2020, OGE Energy recorded a $780.0 million impairment ($589.6 million after tax) on its investment in Enable, as further discussed in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data."
(B)Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's consolidated financial statements.

OG&E (Electric Utility)

Year Ended December 31 (Dollars in millions)	2021	2020
Operating revenues	$3,653.7	$2,122.3
Fuel, purchased power and direct transmission expense	2,127.6	644.6
Other operation and maintenance	464.7	464.4
Depreciation and amortization	416.0	391.3
Taxes other than income	99.3	97.2
Operating income	546.1	524.8
Allowance for equity funds used during construction	6.7	4.8
Other net periodic benefit expense	4.3	3.1
Other income	7.1	5.0
Other expense	1.8	2.6
Interest expense	152.0	154.8
Income tax expense	41.8	34.7
Net income	$360.0	$339.4
Operating revenues by classification:
Residential	$1,342.1	$869.0
Commercial	766.9	479.4
Industrial	328.2	197.3
Oilfield	316.8	172.3
Public authorities and street light	289.5	176.9
System sales revenues	3,043.5	1,894.9
Provision for rate refund	—	3.8
Integrated market	468.9	49.6
Transmission	140.2	143.3
Other	1.1	30.7
Total operating revenues	$3,653.7	$2,122.3
MWh sales by classification (In millions)
Residential	9.6	9.5
Commercial	6.8	6.3
Industrial	4.2	4.2
Oilfield	4.2	4.2
Public authorities and street light	2.9	2.8
System sales	27.7	27.0
Integrated market	1.6	2.0
Total sales	29.3	29.0
Number of customers	879,447	867,389
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas (A)	11.907	2.077
Coal	1.935	1.821
Total fuel (A)	6.833	1.863
Total fuel and purchased power (A)	6.892	2.117
Degree days (B)
Heating - Actual	3,281	3,303
Heating - Normal	3,452	3,354
Cooling - Actual	1,896	1,804
Cooling - Normal	1,912	2,095
(A)Increased primarily due to both higher market prices related to increased natural gas prices and elevated pricing from Winter Storm Uri in 2021.
(B)Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period. The calculation of heating and cooling degree normal days is based on a 30-year average and updated every ten years, which most recently occurred in 2021.

OG&E's net income increased $20.6 million, or 6.1 percent, in 2021 as compared to 2020. The following section discusses the primary drivers for the increase in net income in 2021 as compared to 2020.

Operating revenues increased $1,531.4 million, or 72.2 percent, in 2021 as compared to 2020, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$1,483.0
Price variance (B)	43.7
Quantity impacts (primarily weather) (C)	22.1
Non-residential demand and related revenues	8.1
New customer growth	7.2
Industrial and oilfield sales	4.1
Other	3.2
Wholesale transmission revenue (D)	(7.2)
Guaranteed Flat Bill program (E)	(32.8)
Change in operating revenues (F)	$1,531.4
(A)These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the increase in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)Increased primarily due to increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider and the Oklahoma Demand Program Rider.
(C)Increased primarily due to a 5.1 percent increase in cooling degree days and a 1.0 percent decrease in heating degree days.
(D)Decreased primarily due to a reserve of $5.0 million plus estimated interest related to SPP transmission Z2 credits that are not passed through to customers through rider or formula rate mechanisms, as further discussed in Note 16 within "Item 8. Financial Statements and Supplementary Data."
(E)Decreased primarily due to the loss from the Guaranteed Flat Bill program related to Winter Storm Uri. The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which resulted in those customers not being allocated incremental fuel and purchased power costs incurred during Winter Storm Uri.
(F)Operating revenues were negatively impacted by COVID-19 in 2020. The above increases include positive impacts as customers have returned to more normal usage patterns during 2021.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $1,483.0 million, primarily driven by the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$786.4	*
Purchased power costs:
Purchases from SPP (B)	691.6	*
Wind	(1.5)	(2.6)%
Other	2.2	28.0%
Transmission expense	4.3	6.0%
Change in fuel, purchased power and direct transmission expense	$1,483.0
*    Change is greater than 100 percent
(A)Increased primarily due to higher natural gas costs and higher fuel costs related to Winter Storm Uri.
(B)Increased primarily due to both higher market prices related to increased natural gas prices and elevated pricing from Winter Storm Uri.

Other operation and maintenance expense increased $0.3 million, or 0.1 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Contract technical and construction services (A)	$9.2	21.3%
Vegetation management	5.5	16.4%
Other	(1.6)	(0.7)%
Capitalized labor	(5.1)	(4.2)%
Payroll and benefits	(7.7)	(3.0)%
Change in other operation and maintenance expense	$0.3
(A)Increased primarily due to intentional cost reduction and the delay of certain projects due to COVID-19 in 2020.

Depreciation and amortization expense increased $24.7 million, or 6.3 percent, primarily due to additional assets being placed into service and increased amortization of the regulatory asset related to storms.

Income tax expense increased $7.1 million, or 20.5 percent, reflecting additional income taxes primarily related to higher pretax income.

OGE Holdings (Natural Gas Midstream Operations)

On December 2, 2021, Energy Transfer completed its previously announced acquisition of Enable. Prior to the Enable and Energy Transfer merger closing, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. Subsequent to December 2, 2021, OGE Energy's natural gas midstream operations segment includes its investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs.

	Year Ended December 31,
(In millions)	2021	2020
Operating revenues	$—	$—
Fuel, purchased power and direct transmission expense	—	—
Other operation and maintenance	1.6	1.7
Taxes other than income	0.2	0.4
Operating loss	(1.8)	(2.1)
Equity in earnings (losses) of unconsolidated affiliates (A)	169.8	(668.0)
Gain on Enable/Energy Transfer transaction, net	344.4	—
Other expense (B)	(26.4)	(2.9)
Income (loss) before taxes	486.0	(673.0)
Income tax expense (benefit)	101.0	(158.0)
Net income (loss) attributable to OGE Holdings	$385.0	$(515.0)
(A)In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 5 and 7 within "Item 8. Financial Statements and Supplementary Data."
(B)Includes an $8.6 million unrealized loss ($6.6 million after tax) that OGE Energy recognized on its investment in Energy Transfer's equity securities for the period of December 2, 2021 through December 31, 2021.

OGE Holdings' net income of $385.0 million compared to net loss of $515.0 million for the period of January 1, 2021 through December 2, 2021 and the year ended December 31, 2020, respectively, was primarily due to the gain recognized for the Enable merger transaction in 2021 and the 2020 impact of the impairment of OGE Energy's investment in Enable, as discussed in Note 5 within "Item 8. Financial Statements and Supplementary Data." Additional drivers of the increase in net income in 2021 compared to 2020 are presented below.

OGE Holdings' income tax expense increased $259.0 million primarily due to higher pre-tax income, partially offset by state deferred tax adjustments related to OGE Energy's midstream investments including a reduction in state deferred tax liabilities resulting from the Energy Transfer merger.

Enable

In light of the Energy Transfer and Enable merger closing on December 2, 2021, the below discussion presents income statement information for the period of January 1, 2021 through December 2, 2021 as compared to the year ended December 31, 2020. The latest available information regarding discussion of the primary drivers for Enable's 2021 operating results is for the period of January 1, 2021 through September 30, 2021, which can be found in Enable's Form 10-Q for the quarterly period ended September 30, 2021.

See Note 5 within "Item 8. Financial Statements and Supplementary Data" for the reconciliation of Enable's net income to OGE Energy's equity in earnings (losses) of unconsolidated affiliates. The following table presents summarized income statement information of Enable for the period of January 1, 2021 through December 2, 2021 compared to the year ended December 31, 2020.

	Period of January 1, 2021 through December 2, 2021	Year Ended
(In millions)		December 31, 2020
Total revenues	$3,466	$2,463
Cost of natural gas and NGLs (excluding depreciation and amortization)	$1,959	$965
Operating income	$634	$465
Net income	$461	$52

The following table presents summarized information regarding Enable's income statement changes for the period of January 1, 2021 through December 2, 2021 compared to the year ended December 31, 2020, and the corresponding impact those changes had on OGE Energy's equity in earnings of Enable. See Note 5 within "Item 8. Financial Statements and Supplementary Data" for further discussion of OGE Energy's former equity method investment in Enable. The increase in Enable's net income was primarily driven by the below factors.

(In millions)	Income Statement Change at Enable	Impact to OGE Energy's Equity in Earnings
Total revenues	$1,003	$255.8
Cost of natural gas and NGLs (excluding depreciation and amortization shown separately)	$994	$(253.5)
Operation and maintenance, General and administrative (A)	$(88)	$18.3
Depreciation and amortization	$(38)	$9.7
Impairments of property, plant and equipment and goodwill (B)	$(28)	$4.4
Interest expense	$(25)	$6.4
Equity in earnings (losses) of equity method affiliate, net (C)	$217	$9.5
(A)Included in Enable's operation and maintenance and general and administrative expenses for the year ended December 31, 2020 is a $20.0 million loss on retirement of an Ark-La-Tex gathering system. OGE Energy recorded a $1.0 million pre-tax charge for its share of Enable's loss on retirement, as adjusted for basis differences.
(B)Included in the $28.0 million of impairments recorded by Enable for the year ended December 31, 2020 is a $12.0 million goodwill impairment and a $16.0 million impairment for certain long-lived assets. OGE Energy recorded a $4.4 million pre-tax charge for its share of Enable's goodwill and long-lived asset impairments, as adjusted for basis differences.
(C)Included in Enable's equity in earnings (losses) of equity method affiliate, net for the year ended December 31, 2020 is a $225.0 million impairment on Enable's SESH equity method investment. OGE Energy recorded an $11.5 million pre-tax charge for its share of Enable's equity method investment impairment, as adjusted for basis differences.

Liquidity and Capital Resources

Cash Flows

OGE Energy

Year Ended December 31 (In millions)	2021	2020	$ Change	% Change
Net cash (used in) provided from operating activities (A)	$(313.3)	$712.8	$(1,026.1)	*
Net cash used in investing activities (B)	$(749.1)	$(654.9)	$(94.2)	14.4%
Net cash provided from (used in) financing activities (C)	$1,061.3	$(56.8)	$1,118.1	*
*Change is greater than 100 percent
(A)Changed primarily due to an increase in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri.
(B)Changed primarily due to increased spending on grid modernization projects at OG&E.
(C)Increased primarily due to increases in long-term and short-term debt to provide additional liquidity for the increased fuel and purchased power costs incurred by OG&E related to Winter Storm Uri.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at December 31, 2021 compared to December 31, 2020.

Income Taxes Receivable decreased $5.5 million, or 67.9 percent, primarily due to current year tax expense accruals in excess of the receivables accrued as of December 31, 2020.

Fuel Inventories increased $4.1 million, or 11.2 percent, primarily due to higher coal and gas purchases.

Fuel Clause Recoveries moved from an over recovery position of $28.6 million as of December 31, 2020 to an under recovery balance of $151.9 million as of December 31, 2021, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power. In October 2021, OG&E implemented a revised fuel recovery tariff to begin recovery of the 2021 fuel under recovery balance as well as to incorporate an adjustment for higher forecasted 2022 fuel costs. The increase in the tariff was approximately 7.5 percent for an average residential customer.

Other Current Assets increased $32.1 million, or 77.9 percent, primarily due to an increase in SPP deposits, under-recovered riders and prepayments, partially offset by the SPP transmission formula rate true-up.

Short-term Debt increased $391.9 million, primarily due to increased fuel and purchased power costs and working capital needs. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accounts Payable increased $22.5 million, or 8.9 percent, primarily due to the timing of vendor payments.

Accrued Compensation increased $6.6 million, or 21.2 percent, primarily due to higher accruals for incentive compensation based on company performance in 2021.

2021 Capital Requirements, Sources of Financing and Financing Activities

OGE Energy's total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $778.6 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $1.0 million, resulting in total net capital requirements and contractual obligations of $779.6 million in 2021. This compares to net capital requirements of $650.6 million and net contractual obligations of $0.9 million totaling $651.5 million in 2020.

In 2021, OGE Energy's primary sources of capital were cash generated from operations, proceeds from the issuance of long- and short-term debt and distributions from Enable. Changes in working capital reflect the seasonal nature of OGE Energy's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Future Material Cash Requirements

OGE Energy's primary, material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings.

Capital Expenditures

The following table presents OGE Energy's estimates of capital expenditures for the years 2022 through 2026. These capital investments are customer-focused and targeted to maintain and improve the safety and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2022	2023	2024	2025	2026	Total
Transmission	$175	$180	$190	$225	$225	$995
Oklahoma distribution & grid advancement	520	540	545	515	515	2,635
Arkansas distribution	25	20	20	20	20	105
Generation	150	130	110	110	110	610
Other	80	80	85	80	80	405
Total	$950	$950	$950	$950	$950	$4,750

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. OG&E is evaluating infrastructure investments incremental to the amounts above related to new generation capacity needs as outlined in its October 2021 IRP, as well as additional grid investments to address customer growth and grid resiliency. The continued progression of, and global response to, the COVID-19 outbreak has increased and may continue to increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects, including potential delays in obtaining permits from government agencies, resulting in potential deferral of capital expenditures.

Contractual Obligations

The following table presents OGE Energy's total contractual obligations for the next five years, which include long-term debt, operating leases and purchase obligations and commitments, at December 31, 2021. For further detail of OGE Energy's long-term debt, operating leases and purchase obligations and commitments, including information for maturities beyond the next five years, see the statements of capitalization, Note 4 and Note 15, respectively, within "Item 8. Financial Statements and Supplementary Data."

(In millions)	2022	2023	2024	2025	2026	Total
Total contractual obligations	$161.7	$1,114.1	$105.9	$188.3	$94.7	$1,664.7
Amounts recoverable through fuel adjustment clause (A)	(155.6)	(108.6)	(88.0)	(81.5)	(82.0)	(515.7)
Total contractual obligations, net	$6.1	$1,005.5	$17.9	$106.8	$12.7	$1,149.0
(A)Includes expected recoveries of costs incurred for OG&E's railcar operating lease obligations, OG&E's minimum fuel purchase commitments and OG&E's expected wind purchase commitments.

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown in Note 4 within "Item 8. Financial Statements and Supplementary Data") and certain purchased power costs are passed on to OG&E's customers through fuel adjustment clauses. Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted in Notes 4 and 15, respectively, within "Item 8. Financial Statements and Supplementary Data" may increase capital requirements, such costs are generally recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. Otherwise, as discussed above, OGE Energy expects to meet these cash requirement needs through cash generated from operations, short-term borrowings and permanent financings.

Pension and Postretirement Benefit Plans

At December 31, 2021, 17.7 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income and other securities, U.S. Treasury notes and bonds and mutual funds as presented in Note 13 within "Item 8. Financial Statements and Supplementary Data." During 2021, actual returns on the Pension Plan were $48.4 million, compared to expected return on plan assets of $34.1 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, increased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy made a contribution to its Pension Plan of $40.0 million and $20.0 million in 2021 and 2020, respectively. OGE Energy does not expect to make any contributions to the Pension Plan in 2022. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2021 and 2020. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2021	2020	2021	2020	2021	2020
Benefit obligations	$502.9	$654.6	$5.9	$7.8	$137.3	$144.5
Fair value of plan assets	486.0	570.3	—	—	44.3	47.6
Funded status at end of year	$(16.9)	$(84.3)	$(5.9)	$(7.8)	$(93.0)	$(96.9)

As a result of the merger between Enable and Energy Transfer, OGE Energy's seconding agreement with Enable was terminated. OGE Energy retains the obligations to the accrued benefits of these employees as of the termination of the contract. For further discussion, see Note 6 within "Item 8. Financial Statements and Supplementary Data."

Common Stock Dividends
OGE Energy's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. Prior to the approval of a change in the dividend in 2021, the Board of Directors reviewed a recommendation from management of an increase in the quarterly dividend to $0.41 per share from $0.4025 per share and subsequently approved the recommendation to become effective with the dividend payment in October 2021.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. In addition, distributions from Energy Transfer will be utilized to meet anticipated cash needs until OGE Energy exits its investment in Energy Transfer's equity securities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. In December 2021, the Registrants each entered into a new $550.0 million credit facility for working capital and general corporate purposes. For further discussion, see "Short-Term Debt and Credit Facilities" below and Note 12 within "Item 8. Financial Statements and Supplementary Data."

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

On December 17, 2021, OGE Energy and OG&E entered into new, unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. The following table presents information about OGE Energy's revolving credit agreements as of December 31, 2021.

(Dollars in millions)	December 31, 2021
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements	$612.7
Balance of cash and cash equivalents	$—

The following table presents information about OGE Energy's total short-term debt activity for the year ended December 31, 2021.

(Dollars in millions)	Year Ended December 31, 2021
Average balance of short-term debt	$568.6
Weighted-average interest rate of average balance of short-term debt	0.51%
Maximum month-end balance of short-term debt	$1,443.4

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement to provide additional liquidity to help cover the increased fuel and purchased power costs incurred by OG&E during Winter Storm Uri. In May 2021, $900.0 million of the $1.0 billion term loan was repaid using the proceeds from the senior notes issued by both OGE Energy and OG&E, as further described below. In December 2021, OGE Energy repaid the remaining $100.0 million outstanding that was borrowed under the term loan agreement. See Note 12 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the Registrants' short-term debt activity.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

Issuance of Long-Term Debt

In May 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. Each series is due May 26, 2023 but may be redeemed by OGE Energy or OG&E after November 26, 2021 at a price equal to 100 percent of the principal amount of the senior notes being redeemed, plus any accrued and unpaid interest. The proceeds from these issuances were used to repay $900.0 million of the $1.0 billion term loan OGE Energy entered into in March 2021 to help cover the fuel and purchased power costs incurred by OG&E during Winter Storm Uri.

In the second half of 2022, OG&E expects to issue $300.0 million in long-term debt to support its current year capital investment plan.

Securitization of Oklahoma Winter Storm Uri Extreme Purchase Costs

In April 2021, OG&E filed an application with the OCC seeking its approval to securitize OG&E's costs related to Winter Storm Uri. In October 2021, OG&E filed a settlement agreement between OG&E, the Public Utility Division Staff of the OCC, the Oklahoma Industrial Energy Consumers, the OG&E Shareholders Association and Walmart Inc. The settling parties agreed the OCC should issue a financing order authorizing the securitization of $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 16, 2021, the settlement agreement was approved by the OCC. For further discussion, see Note 16 within "Item 8. Financial Statements and Supplementary Data."

Security Ratings

	Moody's Investors Service		S&P's Global Ratings		Fitch Ratings
	Rating	Outlook	Rating	Outlook	Rating	Outlook
OG&E Senior Notes	A3	Stable	A-	Negative	A	Stable
OG&E Commercial Paper	P2	Stable	A2	Negative	F2	Stable
OGE Energy Senior Notes	Baa1	Stable	BBB+	Negative	BBB+	Stable
OGE Energy Commercial Paper	P2	Stable	A2	Negative	F2	Stable

On March 3, 2021, S&P's Global Ratings revised their ratings outlook on both OGE Energy and OG&E from stable to negative. S&P's Global Ratings indicated that the revised outlooks reflect their expectation for weaker financial measures directly associated with the significant increase in fuel and purchased power costs as a result of Winter Storm Uri, the uncertainty regarding timely recovery of those costs and the associated refinancing risk related to the 364-day $1.0 billion term loan. For OGE Energy, S&P's Global Ratings indicated the revised outlook also reflected their expectation of execution risk associated with the closing of Energy Transfer's acquisition of Enable.

On February 9, 2022, Moody's Investors Service revised their ratings outlook on both OGE Energy and OG&E to stable from negative. Moody's Investors Service indicated that the revised outlooks reflect their expectation that OG&E will recover about 99 percent of the costs incurred during Winter Storm Uri in Oklahoma through the issuance of securitization bonds by the ODFA, as authorized by the finance order approved on December 16, 2021 by the OCC.

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

Common Stock
OGE Energy does not expect to issue any common stock in 2022 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 10 within "Item 8. Financial Statements and Supplementary Data" for a discussion of OGE Energy's common stock activity.

Distributions by Enable and Energy Transfer

During the years ended December 31, 2021, 2020 and 2019, Enable made distributions of $73.4 million, $91.7 million and $144.0 million, respectively, to OGE Energy. On January 25, 2022, Energy Transfer announced a 15 percent increase in its quarterly cash distribution, resulting in a distribution of $0.175 per unit on its outstanding common units that was paid on February 18, 2022.

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

 The following table presents the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $4.9 million
Discount rate	+/- 0.25 percent	+/- $9.7 million
Contributions	+/- $10 million	+/- $10.0 million

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

In May 2021, Oklahoma enacted a reduction of the corporate income tax rate to four percent from the previous six percent. This rate reduction took effect on January 1, 2022. A revaluation of the Registrants' state deferred tax liabilities was completed in May 2021 to reflect this lower tax rate. Additionally, in connection with the Enable and Energy Transfer merger, OGE Energy's state deferred tax liabilities were revalued. See Note 9 within "Item 8. Financial Statements and Supplementary Data" for further discussion.

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

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E measures its customers' metered usage and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues in the balance sheets and in Operating Revenues in the statements of income based on estimates of usage and prices during the period. At December 31, 2021, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.6 million. At December 31, 2021 and 2020, Accrued Unbilled Revenues were $65.0 million and $67.7 million, respectively. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized, such as in response to COVID-19 impacts. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2021, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.2 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $2.4 million and $2.6 million at December 31, 2021 and 2020, respectively.

Accounting Pronouncements
As discussed in Note 2 within "Item 8. Financial Statements and Supplementary Data," the Registrants believe that recently adopted and recently issued accounting standards that are not yet effective do not appear to have a material impact on the Registrants' financial position, results of operations or cash flows upon adoption.

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

President Biden's Administration has taken a number of actions that adopt policies and affect environmental regulations, including issuance of executive orders that instruct the EPA and other executive agencies to review certain rules that affect OG&E with a view to achieving nationwide reductions in greenhouse gas emissions. OG&E is monitoring these actions which are in various stages of being implemented. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

Air

OG&E's operations are subject to the Federal Clean Air Act of 1970, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units and also impose various monitoring and reporting requirements. Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

OG&E is working cooperatively with federal and state environmental agencies to create emission limits for OG&E's operations that are consistent with legal requirements for protecting health and the environment while being cost effective for OG&E to implement. Although various court proceedings are pending that challenge the validity or stringency of rules issued by federal and state environmental agencies, OG&E is not currently a party to any of these proceedings. At this time, OG&E does not anticipate additional material capital expenditures for compliance with the existing rules.

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ was to identify any cost-effective control measures in a Regional Haze State Implementation Plan to be submitted to the EPA for approval by July 31, 2021. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

OG&E continues to monitor these processes and their possible impact on its operations. Future rules could adopt additional reductions in the emissions budget for Oklahoma or the areas where OG&E's facilities are located. In particular, OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, including the Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry fully by 2035. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

OG&E has reduced carbon dioxide emissions by over 40 percent compared to 2005 levels, and during the same period, emissions of ozone-forming NOx have been reduced by approximately 70 percent and emissions of SO2 have been reduced by approximately 85 percent. OG&E expects to further reduce carbon dioxide emissions to 50 percent of 2005 levels by 2030. To comply with the EPA rules, OG&E converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases.

In October 2021, OG&E issued its most recent IRP to the OCC and APSC that proposes to expand its renewable generation fleet, including the development of additional solar resources beginning in 2023. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has authorized the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

On November 9, 2021, the USFWS published a proposed rule to list the Alligator Snapping Turtle as threatened under the Endangered Species Act, along with a 4(d) rule that would provide conservation to the species. The habitat located within the OG&E service territory is limited to eastern Oklahoma and western Arkansas; however, the USFWS is proposing to exempt incidental take by industry for operation and maintenance and other routine activities that are conducted by using best management practices that reduce incidental take and conserve the habitat. The final rule for the listing decision is expected to occur in November 2022.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

Over 95 percent of the ash from OG&E's Muskogee and Sooner facilities was recovered and sold to the concrete and cement industries in the last three years, and in 2021, River Valley became OG&E's third power plant to enter an agreement to have its fly ash reused. Using ash in this way also helps cement manufacturers minimize their impact on the environment by avoiding the need to extract and process other natural resources. Based on estimates from the American Coal Ash Association, OG&E fly ash reuse helped avoid over three million tons of CO2 emissions in the last 14 years.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2021, OG&E obtained refunds of $3.3 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risks are, in most cases, risks that are actively traded in a marketplace and have been well studied in regards to quantification. Market risks include, but are not limited to, changes in interest rates and commodity prices. The Registrants' exposure to changes in interest rates relates primarily to short-term variable-rate debt and commercial paper. The Registrants are exposed to commodity prices in their operations to the extent any fuel price changes are not recovered in customer rates and, for OGE Energy, through its investment in Energy Transfer's equity securities.

Risk Oversight Committee

The Registrants manage market risks using a risk committee structure. OGE Energy's Risk Oversight Committee, which consists of the Chief Financial Officer, other corporate officers and members of management, is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants. In 2021, this committee and the Registrants' management applied a holistic perspective of risk assessment and application of its strategies and policies to manage the Registrants' overall financial performance. The Chief Financial Officer, acting in his role as the principal financial officer and as a member of the Risk Oversight Committee, reports periodically to the Audit Committee of OGE Energy's Board of Directors on the Registrants' risk profile affecting anticipated financial results, including any significant risk issues. The Audit Committee updates the Board of Directors regarding the company's risk management practices and the steps management has taken to monitor and control applicable risks.

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

The fair value of the Registrants' long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities or by calculating the net present value of the monthly payments discounted by the Registrants' current borrowing rate. The following table presents the Registrants' long-term debt maturities and the weighted-average interest rates by maturity date.

Year Ended December 31 (Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	12/31/21 Fair Value
OGE Energy (holding company) fixed-rate debt (A):
Principal amount	$—	$500.0	$—	$—	$—	$—	$500.0	$497.8
Weighted-average interest rate	—%	0.703%	—%	—%	—%	—%	0.703%
OG&E fixed-rate debt (A):
Principal amount	$—	$500.0	$—	$—	$—	$3,394.3	$3,894.3	$4,470.2
Weighted-average interest rate	—%	0.553%	—%	—%	—%	4.48%	3.98%
OG&E variable-rate debt (B):
Principal amount	$—	$—	$—	$79.4	$—	$56.0	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	0.17%	—%	0.17%	0.17%
(A)Prior to or when these debt obligations mature, the Registrants may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2021	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$3,588.7	$2,069.8	$2,175.5
Other revenues	65.0	52.5	56.1
Operating revenues	3,653.7	2,122.3	2,231.6
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	2,127.6	644.6	786.9
OPERATING EXPENSES
Other operation and maintenance	463.1	462.8	491.8
Depreciation and amortization	416.0	391.3	355.0
Taxes other than income	102.8	101.4	93.6
Operating expenses	981.9	955.5	940.4
OPERATING INCOME	544.2	522.2	504.3
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	169.8	(668.0)	113.9
Allowance for equity funds used during construction	6.7	4.8	4.5
Other net periodic benefit expense	(6.1)	(3.9)	(9.8)
Gain (loss) on equity securities (Note 1)	(8.6)	—	—
Other income	26.3	37.5	21.9
Gain on Enable/Energy Transfer transaction, net (Note 5)	344.4	—	—
Other expense	(39.9)	(35.2)	(23.5)
Net other income (expense)	492.6	(664.8)	107.0
INTEREST EXPENSE
Interest on long-term debt	154.8	152.8	138.3
Allowance for borrowed funds used during construction	(3.5)	(1.9)	(2.8)
Interest on short-term debt and other interest charges	7.0	7.6	12.4
Interest expense	158.3	158.5	147.9
INCOME (LOSS) BEFORE TAXES	878.5	(301.1)	463.4
INCOME TAX EXPENSE (BENEFIT)	141.2	(127.4)	29.8
NET INCOME (LOSS)	$737.3	$(173.7)	$433.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.1	200.1	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.3	200.1	200.7
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$3.68	$(0.87)	$2.17
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$3.68	$(0.87)	$2.16
The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2021	2020	2019
Net income (loss)	$737.3	$(173.7)	$433.6
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0 and $0.0, respectively	0.1	—	—
Amortization of deferred net loss, net of tax of $0.9, $1.2 and $1.1, respectively	1.6	3.9	3.4
Net gain (loss) arising during the period, net of tax of $0.0, ($1.7) and ($2.5), respectively	1.4	(5.1)	(8.1)
Prior service cost arising during the period, net of tax of ($0.3), $0.0 and ($0.1), respectively	(1.1)	—	(0.2)
Settlement cost, net of tax of $2.7, $0.7 and $2.7, respectively	6.0	2.2	8.6
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.4), ($0.6) and ($0.6), respectively	(1.4)	(1.7)	(1.7)
Amortization of deferred net (gain) loss, net of tax of $0.0, $0.0 and $0.0, respectively	0.1	(0.1)	(0.2)
Net loss arising during the period, net of tax of ($0.2), ($0.8) and $(0.1), respectively	(0.7)	(2.4)	(0.2)
Curtailment cost, net of tax of $0.0, $(0.1) and $0.0, respectively	—	(0.3)	—
Other comprehensive gain (loss) from unconsolidated affiliates, net of tax $0.3, ($0.2) and ($0.2), respectively	1.3	(0.7)	(0.6)
Other comprehensive income (loss), net of tax	7.3	(4.2)	1.0
Comprehensive income (loss)	$744.6	$(177.9)	$434.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$737.3	$(173.7)	$433.6
Adjustments to reconcile net income (loss) to net cash (used in) provided from operating activities:
Gain on Enable/Energy Transfer transaction (Note 5)	(353.0)	—	—
Depreciation and amortization	416.0	391.3	355.0
Deferred income taxes and other tax credits, net	125.9	(134.5)	27.6
Equity in (earnings) losses of unconsolidated affiliates	(169.8)	668.0	(113.9)
Distributions from unconsolidated affiliates	73.4	91.7	125.5
Unrealized loss on investment in equity securities	8.6	—	—
Allowance for equity funds used during construction	(6.7)	(4.8)	(4.5)
Stock-based compensation expense	9.8	9.8	13.9
Regulatory assets	(874.9)	(112.0)	(47.1)
Regulatory liabilities	(71.2)	(64.0)	(45.6)
Other assets	(9.8)	(9.2)	(3.8)
Other liabilities	(8.1)	(26.3)	19.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(1.9)	3.1	18.8
Income taxes receivable	5.5	2.8	(1.0)
Fuel, materials and supplies inventories	(3.4)	(8.9)	4.2
Fuel recoveries	(180.5)	63.3	(33.0)
Other current assets	(22.7)	(16.8)	5.1
Accounts payable	7.5	59.8	(34.5)
Other current liabilities	4.7	(26.8)	(38.0)
Net cash (used in) provided from operating activities	(313.3)	712.8	681.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(778.5)	(650.5)	(635.5)
Return of capital - unconsolidated affiliates	—	—	18.5
Cash received in Enable/Energy Transfer transaction (Note 5)	35.0	—	—
Other	(5.6)	(4.4)	(7.7)
Net cash used in investing activities	(749.1)	(654.9)	(624.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	997.8	297.1	296.5
Increase (decrease) in short-term debt	391.9	(17.0)	112.0
Payment of long-term debt	(0.1)	(0.1)	(250.1)
Dividends paid on common stock	(324.9)	(314.9)	(299.2)
Cash paid for employee equity-based compensation and expense of common stock	(3.4)	(7.1)	(10.3)
Purchase of treasury stock	—	(14.7)	—
Other	—	(0.1)	—
Net cash provided from (used in) financing activities	1,061.3	(56.8)	(151.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1.1)	1.1	(94.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1.1	—	94.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$1.1	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $3.5, $1.9 and $2.8, respectively)	$156.4	$153.4	$152.2
Income taxes (net of income tax refunds)	$8.7	$3.9	$5.5
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$2.4	$6.8	$28.9
Investment in Energy Transfer's equity securities (Note 5)	$793.7	$—	$—
The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1.1
Accounts receivable, less reserve of $2.4 and $2.6, respectively	162.3	157.8
Accrued unbilled revenues	65.0	67.6
Income taxes receivable	2.6	8.1
Fuel inventories	40.6	36.5
Materials and supplies, at average cost	117.9	116.2
Fuel clause under recoveries	151.9	—
Other	73.3	41.2
Total current assets	613.6	428.5
OTHER PROPERTY AND INVESTMENTS
Investment in unconsolidated affiliates	—	374.3
Equity securities investment in Energy Transfer	785.1	—
Other	120.0	109.8
Total other property and investments	905.1	484.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,899.8	13,296.7
Construction work in progress	252.0	145.5
Total property, plant and equipment	14,151.8	13,442.2
Less: accumulated depreciation	4,318.9	4,067.6
Net property, plant and equipment	9,832.9	9,374.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,230.8	415.6
Other	24.0	16.0
Total deferred charges and other assets	1,254.8	431.6
TOTAL ASSETS	$12,606.4	$10,718.8

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$486.9	$95.0
Accounts payable	274.0	251.5
Dividends payable	82.1	80.5
Customer deposits	81.1	81.1
Accrued taxes	52.9	55.7
Accrued interest	40.8	40.2
Accrued compensation	37.7	31.1
Fuel clause over recoveries	—	28.6
Other	34.1	33.7
Total current liabilities	1,089.6	697.4
LONG-TERM DEBT	4,496.4	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	159.8	231.4
Deferred income taxes	1,333.3	1,268.6
Deferred investment tax credits	12.8	10.9
Regulatory liabilities	1,231.1	1,188.9
Other	227.1	195.4
Total deferred credits and other liabilities	2,964.1	2,895.2
Total liabilities	8,550.1	7,087.0
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,125.8	1,124.6
Retained earnings	2,955.4	2,544.6
Accumulated other comprehensive loss, net of tax	(24.8)	(32.1)
Treasury stock, at cost	(0.1)	(5.3)
Total stockholders' equity	4,056.3	3,631.8
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,606.4	$10,718.8

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2021	2020
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 200.1 shares and 200.1 shares, respectively		$2.0	$2.0
Premium on common stock		1,123.8	1,122.6
Retained earnings		2,955.4	2,544.6
Accumulated other comprehensive loss, net of tax		(24.8)	(32.1)
Treasury stock, at cost, 0.0 and 0.1 shares, respectively		(0.1)	(5.3)
Total stockholders' equity		4,056.3	3,631.8

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
0.703%	Senior Notes, Series Due May 26, 2023	500.0	—
Senior Notes - OG&E
0.553%	Senior Notes, Series Due May 26, 2023	500.0	—
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.3	9.4

Other Bonds - OG&E
0.11% - 0.27%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.11% - 0.33%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.11% - 0.27%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(23.8)	(25.3)
Unamortized discount		(9.5)	(10.1)
Total long-term debt		4,496.4	3,494.4
Less: long-term debt due within one year		—	—
Total long-term debt (excluding long-term debt due within one year)		4,496.4	3,494.4
Total capitalization (including long-term debt due within one year)		$8,552.7	$7,126.2

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2018	199.7	$2.0	—	$—	$1,125.7	$2,906.3	$(28.9)	$4,005.1
Net income	—	—	—	—	—	433.6	—	433.6
Other comprehensive income, net of tax	—	—	—	—	—	—	1.0	1.0
Dividends declared on common stock ($1.5050 per share)	—	—	—	—	—	(303.8)	—	(303.8)
Stock-based compensation	0.4	—	—	—	3.6	—	—	3.6
Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(173.7)	—	(173.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.2)	(4.2)
Dividends declared on common stock ($1.5800 per share)	—	—	—	—	—	(317.8)	—	(317.8)
Purchase of treasury stock	—	—	0.4	(14.7)	—	—	—	(14.7)
Stock-based compensation	—	—	(0.3)	9.4	(6.7)	—	—	2.7
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	737.3	—	737.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	7.3
Dividends declared on common stock ($1.6250 per share)	—	—	—	—	—	(326.5)	—	(326.5)
Stock-based compensation	—	—	(0.1)	5.2	1.2	—	—	6.4
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2021	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$3,588.7	$2,069.8	$2,175.5
Other revenues	65.0	52.5	56.1
Operating revenues	3,653.7	2,122.3	2,231.6
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	2,127.6	644.6	786.9
OPERATING EXPENSES
Other operation and maintenance	464.7	464.4	492.5
Depreciation and amortization	416.0	391.3	355.0
Taxes other than income	99.3	97.2	89.5
Operating expenses	980.0	952.9	937.0
OPERATING INCOME	546.1	524.8	507.7
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.7	4.8	4.5
Other net periodic benefit expense	(4.3)	(3.1)	(1.2)
Other income	7.1	5.0	6.7
Other expense	(1.8)	(2.6)	(6.9)
Net other income	7.7	4.1	3.1
INTEREST EXPENSE
Interest on long-term debt	152.7	152.8	138.3
Allowance for borrowed funds used during construction	(3.5)	(1.9)	(2.8)
Interest on short-term debt and other interest charges	2.8	3.9	5.0
Interest expense	152.0	154.8	140.5
INCOME BEFORE TAXES	401.8	374.1	370.3
INCOME TAX EXPENSE	41.8	34.7	20.1
NET INCOME	360.0	339.4	350.2
Other comprehensive income, net of tax	—	—	—
COMPREHENSIVE INCOME	$360.0	$339.4	$350.2

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$360.0	$339.4	$350.2
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation and amortization	416.0	391.3	355.0
Deferred income taxes and other tax credits, net	44.6	40.9	20.4
Allowance for equity funds used during construction	(6.7)	(4.8)	(4.5)
Stock-based compensation expense	2.2	3.0	4.9
Regulatory assets	(874.9)	(112.0)	(47.1)
Regulatory liabilities	(71.2)	(64.0)	(45.6)
Other assets	(2.2)	(3.4)	3.8
Other liabilities	(11.2)	(24.3)	8.4
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(3.0)	4.5	17.0
Fuel, materials and supplies inventories	(3.4)	(8.9)	4.2
Fuel recoveries	(180.5)	63.3	(33.0)
Other current assets	(21.4)	(17.3)	5.9
Accounts payable	(11.0)	64.8	(30.0)
Income taxes payable - parent	0.7	(5.3)	(0.7)
Other current liabilities	3.3	(26.8)	(35.1)
Net cash (used in) provided from operating activities	(358.7)	640.4	573.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(778.5)	(650.5)	(635.5)
Net cash used in investing activities	(778.5)	(650.5)	(635.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from OGE Energy	530.0	—	—
Proceeds from long-term debt	499.8	297.1	296.5
Payment of long-term debt	(0.1)	(0.1)	(250.1)
Dividends paid on common stock	(265.0)	(325.0)	—
Changes in advances with parent	372.5	38.1	15.3
Net cash provided from financing activities	1,137.2	10.1	61.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $3.5, $1.9 and $2.8, respectively)	$148.9	$150.2	$144.6
Income taxes (net of income tax refunds)	$(3.2)	$(0.2)	$1.3
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$2.4	$6.8	$28.9

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2021	2020
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.4 and $2.6, respectively	$162.0	$156.3
Accrued unbilled revenues	65.0	67.7
Advances to parent	—	272.0
Fuel inventories	40.6	36.5
Materials and supplies, at average cost	117.9	116.2
Fuel clause under recoveries	151.9	—
Other	67.7	36.9
Total current assets	605.1	685.6
OTHER PROPERTY AND INVESTMENTS	3.9	4.1
PROPERTY, PLANT AND EQUIPMENT
In service	13,893.7	13,290.6
Construction work in progress	252.0	145.5
Total property, plant and equipment	14,145.7	13,436.1
Less: accumulated depreciation	4,318.9	4,067.6
Net property, plant and equipment	9,826.8	9,368.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,230.8	415.6
Other	21.4	15.2
Total deferred charges and other assets	1,252.2	430.8
TOTAL ASSETS	$11,688.0	$10,489.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2021	2020
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$240.6	$236.7
Advances from parent	101.3	—
Customer deposits	81.1	81.1
Accrued taxes	50.8	53.3
Accrued interest	40.4	40.2
Accrued compensation	27.8	22.5
Fuel clause over recoveries	—	28.6
Other	33.8	33.5
Total current liabilities	575.8	495.9
LONG-TERM DEBT	3,996.5	3,494.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	75.1	135.4
Deferred income taxes	1,000.4	1,020.8
Deferred investment tax credits	12.8	10.9
Regulatory liabilities	1,231.1	1,188.9
Other	193.5	167.1
Total deferred credits and other liabilities	2,512.9	2,523.1
Total liabilities	7,085.2	6,513.4
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,571.7	1,039.5
Retained earnings	3,031.1	2,936.1
Total stockholder's equity	4,602.8	3,975.6
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,688.0	$10,489.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2021	2020
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		1,470.8	938.6
Retained earnings		3,031.1	2,936.1
Total stockholder's equity		4,602.8	3,975.6

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
0.553%	Senior Notes, Series Due May 26, 2023	500.0	—
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.3	9.4

Other Bonds
0.11% - 0.27%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.11% - 0.33%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.11% - 0.27%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(23.7)	(25.3)
Unamortized discount		(9.5)	(10.1)
Total long-term debt		3,996.5	3,494.4
Less: long-term debt due within one year		—	—
Total long-term debt (excluding long-term debt due within one year)		3,996.5	3,494.4
Total capitalization (including long-term debt due within one year)		$8,599.3	$7,470.0
The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	350.2	350.2
Stock-based compensation	—	—	4.8	—	4.8
Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	339.4	339.4
Dividends declared on common stock	—	—	—	(325.0)	(325.0)
Stock-based compensation	—	—	2.9	—	2.9
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	360.0	360.0
Dividends declared on common stock	—	—	—	(265.0)	(265.0)
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	2.2	—	2.2
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8

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

1.Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas and natural gas, crude oil and NGLs across the U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. OGE Energy generally uses the equity method of accounting for investments where its ownership interest is between 20 percent and 50 percent and it lacks the power to direct activities that most significantly impact economic performance.

Electric Utility Operations. OGE Energy's electric utility operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Natural Gas Midstream Operations. In February 2021, Enable entered into a definitive merger agreement with Energy Transfer, pursuant to which all outstanding common units of Enable were to be acquired by Energy Transfer in an all-equity transaction. The transaction closed on December 2, 2021, and under the terms of the merger agreement, OGE Energy received 95,389,721 common units of Energy Transfer for OGE Energy’s 110,982,805 common units of Enable. As part of the transaction, Energy Transfer also acquired the general partner interests of Enable from OGE Energy and CenterPoint for cash consideration. Upon the transaction closing, OGE Energy owned approximately three percent of Energy Transfer's outstanding limited partner units in lieu of the 25.5 percent interest in Enable that it previously owned. For periods prior to December 2, 2021, OGE Energy's natural gas midstream operations segment represented OGE Energy's investment in Enable, which OGE Energy accounted for as an equity method investment. Formed in 2013, Enable was primarily engaged in the business of gathering, processing, transporting and storing natural gas primarily in the south central U.S. For further discussion regarding

Enable's business, see OGE Energy's 2020 Form 10-K. Upon the closing of the Energy Transfer and Enable merger, OGE Energy's natural gas midstream operations segment represents OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At December 31, 2021, OGE energy owned 95.4 million, or approximately three percent, of Energy Transfer's limited partner units. OGE Energy does not have significant influence over Energy Transfer, as OGE Energy does not own general partner units in or have board representation at Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities, as further discussed under "Investment in Equity Securities of Energy Transfer" below. OGE Energy intends to exit the midstream segment in a prudent manner.

OGE Energy charges operating costs to OG&E, and prior to December 2, 2021, OGE Energy charged operating costs to Enable, based on several factors. Operating costs directly related to OG&E and Enable are assigned as such. Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method. The "Distrigas" method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2021	2020
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$151.9	$—
Oklahoma Energy Efficiency Rider under recoveries (A)	11.7	—
SPP cost tracker under recovery (A)	9.3	7.0
Generation Capacity Replacement Rider under recovery (A)	1.0	4.4
Other (A)	8.7	8.4
Total current regulatory assets	$182.6	$19.8
Non-current:
Oklahoma Winter Storm Uri costs	$747.9	$—
Oklahoma deferred storm expenses	172.8	158.8
Benefit obligations regulatory asset	109.2	164.9
Arkansas Winter Storm Uri costs	88.9	—
Pension tracker	42.9	18.1
Sooner Dry Scrubbers	18.9	19.7
Arkansas deferred pension expenses	12.1	9.3
Unamortized loss on reacquired debt	8.9	9.7
COVID-19 impacts	8.2	6.4
Frontier Plant deferred expenses	6.7	6.4
Smart Grid	3.9	11.2
Other	10.4	11.1
Total non-current regulatory assets	$1,230.8	$415.6
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$—	$28.6
Other (B)	2.5	6.5
Total current regulatory liabilities	$2.5	$35.1
Non-current:
Income taxes refundable to customers, net	$930.7	$867.4
Accrued removal obligations, net	296.8	316.8
Other	3.6	4.7
Total non-current regulatory liabilities	$1,231.1	$1,188.9
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

OG&E recovers program costs related to the Energy Efficiency Program in Oklahoma through the Energy Efficiency Rider, which operates on a three-year program cycle. The previous program cycle, which ran through 2021, included recovery of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments. A new program cycle related to 2022 through 2024 programs was approved on February 1, 2022, as further discussed in Note 16.

OG&E recovers certain SPP costs related to base plan charges from its customers and refunds certain SPP revenues received to its customers in Oklahoma through the SPP cost tracker and in Arkansas through the transmission cost recovery rider.

OG&E recovers the Oklahoma jurisdictional portion of costs, including non-fuel operation and maintenance expenses, depreciation, taxes other than income taxes and a return on capital, for its investment in the River Valley plant and, beginning May 1, 2021, the Frontier plant, through the Generation Capacity Replacement Rider. The OCC also authorized OG&E to defer the same costs through April 30, 2021 related to its investment in the Frontier plant to a regulatory asset, and recovery of these costs will be considered in future rate proceedings.

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. OG&E's natural gas costs for the month of February 2021 exceeded the total cost for all of 2020. The OCC allowed OG&E to create a regulatory asset for the Oklahoma portion of all deferred costs with an initial carrying charge based on the effective cost of the related debt financing for an amortization period to be determined at a later date. See Note 16 for further discussion of the Oklahoma securitization process related to this regulatory asset. The APSC allowed OG&E to create a regulatory asset for the Arkansas portion of all deferred costs with an initial carrying charge equal to the current customer deposit interest rate to be recovered over a period of 10 years beginning in May 2021.

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers to a regulatory asset any additional expenses incurred over $2.7 million. OG&E typically recovers the amounts deferred each year over a five-year period in accordance with historical practice. To mitigate customer impact, OG&E has agreed to recover the portion related to 2020 excess storm costs through the Storm Cost Recovery Rider over a ten-year period.

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

The following table presents a summary of the components of the benefit obligations regulatory asset.

December 31 (In millions)	2021	2020
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$89.6	$147.3
Postretirement Benefit Plans:
Net loss	23.2	26.2
Prior service cost	(3.6)	(8.6)
Total	$109.2	$164.9

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

In response to the COVID-19 pandemic, the OCC and APSC issued orders allowing OG&E to defer certain expenses related to its COVID-19 response, such as incremental expenses that are related to the suspension of or delay in disconnection of service and additional expenses associated with ensuring the continuity of utility service.

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

Income taxes refundable to customers, net, represents the reduction in accumulated deferred income taxes resulting from the reduction in the federal income tax rate as part of the Tax Cuts and Jobs Act of 2017 and other state tax rate changes and includes income taxes recoverable from customers that represent income tax benefits previously used to reduce OG&E's revenues (treated as regulatory assets). These liabilities will be returned to customers in varying amounts over approximately 80 years, and the assets will be amortized over the estimated remaining life of the assets to which they relate, as the temporary differences that generated the income tax benefits turn around.

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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized, such as in response to COVID-19 impacts. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $2.4 million and $2.6 million at December 31, 2021 and 2020, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. The amount of fuel inventory was $40.6 million and $36.5 million at December 31, 2021 and 2020, respectively.

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

December 31, 2021 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$258.5	$109.0	$149.5
Redbud Plant (A)(B)	51%	$538.2	$203.4	$334.8
(A)Construction work in progress was $0.2 million and $0.2 million for the McClain and Redbud Plants, respectively.
(B)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $72.8 million.

December 31, 2020 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$257.1	$96.0	$161.1
Redbud Plant (A)(B)	51%	$531.8	$181.9	$349.9
(A)Construction work in progress was $0.1 million and $1.8 million for the McClain and Redbud Plants, respectively.
(B)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $67.3 million.

The following tables present the Registrants' major classes of property, plant and equipment and related accumulated depreciation.

December 31, 2021 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$5,225.8	$1,477.5	$3,748.3
Electric generation assets (A)	5,037.9	1,839.0	3,198.9
Transmission assets (B)	3,038.2	627.0	2,411.2
Intangible plant	301.1	171.7	129.4
Other property and equipment	542.7	203.7	339.0
OG&E property, plant and equipment	14,145.7	4,318.9	9,826.8
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$14,151.8	$4,318.9	$9,832.9
(A)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $72.8 million.
(B)This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.9 million.

December 31, 2020 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$4,809.9	$1,422.1	$3,387.8
Electric generation assets (A)	4,932.2	1,713.6	3,218.6
Transmission assets (B)	2,944.6	591.7	2,352.9
Intangible plant	254.1	153.9	100.2
Other property and equipment	495.3	186.3	309.0
OG&E property, plant and equipment	13,436.1	4,067.6	9,368.5
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$13,442.2	$4,067.6	$9,374.6
(A)This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $67.3 million.
(B)This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.9 million.

OG&E's unamortized computer software costs, included in intangible plant above, were $103.7 million and $89.7 million at December 31, 2021 and 2020, respectively. OG&E's amortization expense for computer software costs was $18.1 million, $14.9 million and $11.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.6 percent of the average depreciable utility plant for both 2021 and 2020, is calculated using the straight-line method over the estimated service life of the utility assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2022, the provision for depreciation is projected to be 2.6 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2021, 99.1 percent will be amortized over 10.4 years with the remaining 0.9 percent of the intangible plant balance at December 31, 2021 being amortized over 23.7 years.

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

Investment in Unconsolidated Affiliates

Prior to December 2, 2021, OGE Energy's investment in Enable was considered to be a variable interest entity because the owners of the equity at risk in the entity had disproportionate voting rights in relation to their obligations to absorb the entity's expected losses or to receive its expected residual returns. However, OGE Energy was not considered the primary beneficiary of Enable since it did not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable; therefore, OGE Energy accounted for its investment in Enable using the equity method of accounting. Under the equity method, the investment was adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences.

OGE Energy considered distributions received from Enable which did not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and are classified as operating activities in the statements of cash flows. OGE Energy considered distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the statements of cash flows.

Investment in Equity Securities of Energy Transfer

OGE Energy accounts for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." OGE Energy presents the Energy Transfer equity securities at estimated fair value in its balance sheet. OGE Energy presents realized and unrealized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its statement of income, as appropriate. During the period between December 2, 2021 and December 31, 2021, OGE Energy recognized an unrealized loss of $8.6 million related to its investment in Energy Transfer's equity securities.

On January 25, 2022, Energy Transfer announced a 15 percent increase in its quarterly cash distribution, resulting in a distribution of $0.175 per unit on its outstanding common units that was paid on February 18, 2022.

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

The following table presents changes to OG&E's asset retirement obligations during the years ended December 31, 2021 and 2020.

(In millions)	2021	2020
Balance at January 1	$79.6	$73.5
Accretion expense	0.6	0.5
Revisions in estimated cash flows (A)	—	5.8
Liabilities settled (B)	—	(0.2)
Balance at December 31	$80.2	$79.6
(A)Assumptions changed related to the estimated timing and estimated cost of the removal of asbestos at OG&E's generating facilities.
(B)Asset retirement obligations were settled for asbestos removal at one of OG&E's generating facilities.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $25.8 million and $25.0 million in accrued environmental liabilities at December 31, 2021 and 2020, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the statements of income and as an increase to Construction Work in Progress in the balance sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.4 percent, 7.3 percent and 7.6 percent for the years ended December 31, 2021, 2020 and 2019, respectively.

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

OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. Purchases and sales are based on the fixed transaction price determined by the market at the time of the purchase or sale and the MWh quantity purchased or sold. These results are reported as Revenues from Contracts with Customers or Fuel, Purchased Power and Direct Transmission Expense in the statements of income. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

Actual fuel costs from Winter Storm Uri are recoverable from OG&E's customers through securitization of regulatory assets. Both the OCC and the APSC allowed OG&E to create a regulatory asset for each jurisdictional portion of all deferred costs, as further discussed above within "Accounting Records." For additional information on Oklahoma securitization, see Note 16.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during 2020 and 2021. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Prior Service Cost (Credit)	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2019	$(34.9)	$(0.2)	$4.2	$3.6	$(0.6)	$(27.9)
Other comprehensive income (loss) before reclassifications	(5.1)	—	(2.4)	—	(0.7)	(8.2)
Amounts reclassified from accumulated other comprehensive income (loss)	3.9	—	(0.1)	(1.7)	—	2.1
Curtailment	—	—	(0.3)	—	—	(0.3)
Settlement cost	2.2	—	—	—	—	2.2
Net current period other comprehensive income (loss)	1.0	—	(2.8)	(1.7)	(0.7)	(4.2)
Balance at December 31, 2020	(33.9)	(0.2)	1.4	1.9	(1.3)	(32.1)
Other comprehensive income (loss) before reclassifications	1.4	(1.1)	(0.7)	—	1.3	0.9
Amounts reclassified from accumulated other comprehensive income (loss)	1.6	0.1	0.1	(1.4)	—	0.4
Settlement cost	6.0	—	—	—	—	6.0
Net current period other comprehensive income (loss)	9.0	(1.0)	(0.6)	(1.4)	1.3	7.3
Balance at December 31, 2021	$(24.9)	$(1.2)	$0.8	$0.5	$—	$(24.8)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income (loss) during the years ended December 31, 2021 and 2020.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Year Ended December 31,
(In millions)	2021	2020
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(2.5)	$(5.1)	(A)
Prior service cost	(0.1)	—	(A)
Settlement cost	(8.7)	(2.9)	(A)
	(11.3)	(8.0)	Income (Loss) Before Taxes
	(3.6)	(1.9)	Income Tax Expense (Benefit)
	$(7.7)	$(6.1)	Net Income (Loss)

Amortization of postretirement benefit plans items:
Prior service credit	$1.8	$2.3	(A)
Curtailment cost	—	0.4	(A)
Actuarial gains (losses)	(0.1)	0.1	(A)
	1.7	2.8	Income (Loss) Before Taxes
	0.4	0.7	Income Tax Expense (Benefit)
	$1.3	$2.1	Net Income (Loss)

Total reclassifications for the period, net of tax	$(6.4)	$(4.0)	Net Income (Loss)
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 13 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. OGE Energy changed the classification of certain investments in its 2020 consolidated balance sheet to conform with current year presentation. The prior year reclassification of $23.1 million from Investment in Unconsolidated Affiliates to Other Property and Investments did not impact previously reported current or total assets.

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

	Year Ended December 31,
(In millions)	2021	2020	2019
Residential	$1,309.1	$842.7	$865.8
Commercial	749.2	465.6	486.6
Industrial	323.0	192.6	217.8
Oilfield	312.8	169.2	200.4
Public authorities and street light	284.4	172.3	190.3
System sales revenues	2,978.5	1,842.4	1,960.9
Provision for rate refund	—	3.8	(0.9)
Integrated market	468.9	49.6	38.4
Transmission	140.2	143.3	148.0
Other	1.1	30.7	29.1
Revenues from contracts with customers (A)	$3,588.7	$2,069.8	$2,175.5
(A)In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Operating revenues significantly increased due to increased fuel, purchased power and direct transmission expenses, which are generally recoverable from customers, as a result of Winter Storm Uri. For further discussion, see Note 16 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

4.Leases

Based on their evaluation of all contracts under ASC 842, as described in Note 1, the Registrants concluded they have operating lease obligations as described below.

Operating Leases

OG&E Railcar Lease Agreement

Effective February 1, 2019, OG&E renewed a railcar lease agreement for 780 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recoverable through OG&E's fuel adjustment clauses. On February 1, 2024, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

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

Financial Statement Information and Maturity Analysis of Lease Liabilities

The following tables present amounts recognized for operating leases in the Registrants' income statements, cash flow statements and balance sheets and supplemental information related to those amounts recognized.

	OGE Energy			OG&E
	Year Ended December 31,			Year Ended December 31,
(In millions)	2021	2020	2019	2021	2020	2019
Operating lease cost	$6.3	$6.4	$6.0	$5.7	$5.5	$5.1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.3	$6.4	$5.6	$5.7	$5.5	$4.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1.4	$10.7	$—	$1.4	$10.7

	OGE Energy		OG&E
(Dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Right-of-use assets at period end (A)	$33.0	$37.6	$33.0	$37.0
Operating lease liabilities at period end (B)	$37.6	$42.3	$37.6	$41.7
Operating lease weighted-average remaining lease term (in years)	12.2	12.5	12.2	12.7
Operating lease weighted-average discount rate	3.9%	3.9%	3.9%	3.9%
(A)Included in Property, Plant and Equipment in the Registrants' balance sheets.
(B)Included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents a maturity analysis of the Registrants' operating lease liabilities.

Future minimum operating lease payments as of December 31:	OGE Energy	OG&E
(In millions)
2022	$5.7	$5.7
2023	5.1	5.1
2024	3.1	3.1
2025	3.0	3.0
2026	3.0	3.0
Thereafter	28.7	28.7
Total future minimum lease payments	48.6	48.6
Less: Imputed interest	11.0	11.0
Present value of net minimum lease payments	$37.6	$37.6

5.Investment in Unconsolidated Affiliates

On December 2, 2021, Energy Transfer completed its acquisition of Enable, and all of the 110,982,805 common units of Enable owned by OGE Energy were exchanged for 95,389,721 common units of Energy Transfer. As part of the transaction, Energy Transfer also acquired the general partner interests of Enable from OGE Energy and CenterPoint for cash consideration. Further discussion of the transaction can be found in Note 1. The below discussion relates to OGE Energy's equity method investment in Enable prior to December 2, 2021.

In 2013, OGE Energy, CenterPoint and another party formed Enable as a private limited partnership, and OGE Energy and the other party indirectly contributed 100 percent of the equity interests in Enogex LLC to Enable. OGE Energy determined that its contribution of Enogex LLC to Enable met the requirements of being in substance real estate and recorded the contribution at historical cost. The formation of Enable was considered a business combination, and CenterPoint was the acquirer of Enogex Holdings for accounting purposes. Under this method, the fair value of the consideration paid by

CenterPoint for Enogex Holdings was allocated to the assets acquired and liabilities assumed based on their fair value. Enogex Holdings' assets, liabilities and equity were accordingly adjusted to estimated fair value, resulting in an increase to Enable's equity of $2.2 billion. Since the contribution of Enogex LLC to Enable was recorded at historical cost, the effects of the amortization and depreciation expense associated with the fair value adjustments on Enable's results of operations were eliminated in OGE Energy's recording of its equity in earnings of Enable through the closing date of December 2, 2021. As prior real estate sales accounting guidance was superseded by ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets," prior to December 2, 2021, OGE Energy recognized gains or losses on sales or dilution events in its investment in Enable within OGE Energy's earnings, net of proportional basis difference recognition.

OGE Energy recorded equity in earnings of unconsolidated affiliates of $169.8 million for the period of January 1, 2021 through December 2, 2021 compared to equity in losses of unconsolidated affiliates of $668.0 million for the year ended December 31, 2020 and equity in earnings of unconsolidated affiliates of $113.9 million for the year ended December 31, 2019. Equity in earnings (losses) of unconsolidated affiliates includes OGE Energy's share of Enable's earnings adjusted for the amortization of the basis difference of OGE Energy's original investment in Enogex LLC and its previous underlying equity in the net assets of Enable, as well as any impairment OGE Energy recorded on its investment in Enable. Equity in earnings (losses) of unconsolidated affiliates was also adjusted for the elimination of the Enogex Holdings fair value adjustments, as described above. These amortizations may also include gain or loss on dilution, net of proportional basis difference recognition.

The following tables present summarized unaudited financial information for 100 percent of Enable as of December 2, 2021 and December 31, 2020 and for the period of January 1, 2021 through December 2, 2021 and the years ended December 31, 2020 and 2019.

Balance Sheet	December 2, 2021	December 31, 2020
(In millions)
Current assets	$594	$381
Non-current assets	$11,227	$11,348
Current liabilities	$1,254	$582
Non-current liabilities	$3,281	$4,052

	Period of January 1, 2021 through December 2, 2021	Year Ended
Income Statement		December 31, 2020	December 31, 2019
(In millions)
Total revenues	$3,466	$2,463	$2,960
Cost of natural gas and NGLs (excluding depreciation and amortization)	$1,959	$965	$1,279
Operating income	$634	$465	$569
Net income	$461	$52	$360

The following table presents a reconciliation of OGE Energy's equity in earnings (losses) of unconsolidated affiliates for the period of January 1, 2021 through December 2, 2021 and the years ended December 31, 2020 and 2019. For further discussion of Enable's net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - OGE Holdings (Natural Gas Midstream Operations)."

	Period of January 1, 2021 through December 2, 2021	Year Ended
(In millions)		December 31, 2020	December 31, 2019
Enable net income	$461.0	$52.0	$360.0
Differences due to timing of OGE Energy and Enable accounting close	9.0	—	—
Enable net income used to calculate OGE Energy's equity in earnings	$470.0	$52.0	$360.0
OGE Energy's percent ownership at period end	25.5%	25.5%	25.5%
OGE Energy's portion of Enable net income	$119.8	$13.2	$91.8
Amortization of basis difference and dilution recognition (A)	50.0	98.8	22.1
Impairment of OGE Energy's equity method investment in Enable (B)	—	(780.0)	—
Equity in earnings (losses) of unconsolidated affiliates (C)	$169.8	$(668.0)	$113.9
(A)Includes loss on dilution, net of proportional basis difference recognition.
(B)Effective March 31, 2020, OGE Energy estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary due to the severity of the decline and recent rapid deterioration, as well as the near term future outlook, of the midstream oil and gas industry. Accordingly, OGE Energy recorded a $780.0 million impairment on its investment in Enable in 2020. Further information concerning the fair value method used to measure the impairment on OGE Energy's investment in Enable can be found in Note 7.
(C)For the year ended December 31, 2020, Enable recorded a $225.0 million impairment on its SESH equity method investment. Enable estimated the fair value of this equity method investment was below the carrying value at September 30, 2020 and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. The impairment ran through OGE Energy's portion of Enable net income and was offset by basis differences that flow through the amortization of basis difference and dilution recognition line item above.

Distributions received from Enable were $73.4 million, $91.7 million and $144.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

OGE Energy accounted for its investment in Enable as an equity method investment until the merger with Energy Transfer closed on December 2, 2021. As a result of the transaction, OGE Energy recorded a pre-tax gain of $344.4 million, which contemplates the December 2, 2021 fair value of the Energy Transfer securities, the December 2, 2021 balance of OGE Energy's equity method investment in Enable, the $35.0 million cash payment received as part of the transaction ($5.0 million from Energy Transfer and $30.0 million from CenterPoint), the accumulated other comprehensive loss impact of OGE Energy's share of Enable's interest rate derivative losses and OGE Energy's transaction costs of $8.6 million.

6.Related Party Transactions

OGE Energy charges operating costs to OG&E, and prior to December 2, 2021, charged operating costs to Enable, based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $139.3 million, $140.6 million and $149.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. In 2021 and 2020, OG&E declared dividends to OGE Energy of $265.0 million and $325.0 million, respectively. In 2019, no dividends were declared from OG&E to OGE Energy.

OGE Energy and Enable

Prior to December 2, 2021, OGE Energy and Enable were parties to several agreements whereby OGE Energy provided specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.3 million, $0.4 million and $0.5 million for the period of January 1, 2021 through December 2, 2021, year ended December 31, 2020 and year ended December 31, 2019, respectively.

OGE Energy provided retirement benefits and retiree health care benefits to 63 employees previously seconded to Enable. OGE Energy billed Enable for reimbursement of $12.2 million, $17.3 million and $23.2 million in 2021, 2020 and 2019, respectively, under the former seconding agreement for employment costs. As of a result of the merger between Enable and Energy Transfer, the seconding agreement was terminated, and those employees are no longer employed by OGE Energy. If lump sum payments were made to those employees previously seconded to Enable, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $19.4 million. Settlement and curtailment charges associated with the employees previously seconded to Enable are not reimbursable to OGE Energy.

OGE Energy had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $0.3 million and $2.0 million as of December 31, 2021 and 2020, respectively, which are included in Accounts Receivable in OGE Energy's balance sheets.

OG&E and Enable

Enable provided gas transportation services to OG&E pursuant to agreements, which expire in May 2024 and December 2038, that granted Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchased gas from Enable when Enable's deliveries exceeded OG&E's pipeline receipts. Enable purchased gas from OG&E when OG&E's pipeline receipts exceeded Enable's deliveries. Further, an additional gas transportation services contract with Enable became effective in December 2018 related to the project to convert Muskogee Units 4 and 5 from coal to natural gas. Upon the closing of the merger between Enable and Energy Transfer, these contracts were assumed by Energy Transfer. The following table presents summarized related party transactions between OG&E and Enable during the period of January 1, 2021 through December 2, 2021 and the years ended December 31, 2020 and 2019.

	Period of January 1, 2021 through December 2, 2021	Year Ended
(In millions)		December 31, 2020	December 31, 2019
Operating revenues:
Electricity to power electric compression assets	$13.3	$15.1	$15.9
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$32.7	$32.8	$41.2
Natural gas purchases (sales)	$(33.5)	$2.7	$(6.0)

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2021 and 2020. The following table presents OGE Energy's financial instrument measured at fair value on a recurring basis and the carrying amount and fair value of the Registrants' financial instruments at December 31, 2021 and 2020, as well as the classification level within the fair value hierarchy.

	2021		2020
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Financial instrument measured at fair value on a recurring basis:
OGE Energy investment in Energy Transfer's equity securities	$785.1	$785.1	(A)	(A)	Level 1

Financial instruments for which fair value is only disclosed:
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$499.9	$497.8	$—	$—	Level 2
OG&E Senior Notes	$3,851.8	$4,460.2	$3,349.6	$4,182.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.3	$10.0	$9.4	$10.7	Level 3
(A)OGE Energy's ownership of Energy Transfer securities was effective as of December 2, 2021; therefore, the investment in Energy Transfer's equity securities was not held at December 31, 2020.

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

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the years ended December 31, 2021, 2020 and 2019 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2021	2020	2019	2021	2020	2019
Performance units:
Total shareholder return	$7.5	$7.9	$8.7	$1.8	$2.3	$3.0
Earnings per share	—	1.0	4.3	—	0.3	1.5
Total performance units	7.5	8.9	13.0	1.8	2.6	4.5
Restricted stock units	2.3	0.9	0.9	0.4	0.4	0.4
Total compensation expense	$9.8	$9.8	$13.9	$2.2	$3.0	$4.9
Income tax benefit	$2.5	$2.5	$3.6	$0.6	$0.8	$1.3

During the year ended December 31, 2020, OGE Energy purchased 405,000 shares of its common stock, and 154,523 and 247,252 of these shares were used during December 31, 2021 and 2020, respectively, to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's Stock Incentive Plan. The shares were purchased at an average cost of $38.04 and $33.14 per share on the open market during March 2020 and August 2020, respectively. OGE Energy records treasury stock purchases at cost. Treasury stock is presented as a reduction of stockholders' equity in OGE Energy's balance sheets.

During the year ended December 31, 2020, there was an immaterial number of shares of new common stock issued pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock unit grants to employees. During the year ended December 31, 2019, OGE Energy issued 443,900 shares of new common stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

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

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of OGE Energy's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on OGE Energy's total shareholder return ranking relative to a peer group of companies. The performance units granted based on earnings per share were contingently awarded and will be payable in shares of OGE Energy's common stock based on OGE Energy's earnings per share growth over a primarily three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of OGE Energy's Board of Directors. All of these performance units are classified as equity in the balance sheets. If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of OGE Energy's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

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

	OGE Energy			OG&E
	2021	2020	2019	2021	2020	2019
Number of units granted	249,909	201,552	208,647	68,720	67,975	68,396
Fair value of units granted	$38.14	$38.03	$47.00	$38.14	$38.03	$47.00
Expected dividend yield	4.7%	3.5%	4.0%	4.7%	3.5%	4.0%
Expected price volatility	29.0%	15.0%	17.0%	29.0%	15.0%	17.0%
Risk-free interest rate	0.22%	1.17%	2.47%	0.22%	1.17%	2.47%
Expected life of units (in years)	2.84	2.85	2.86	2.85	2.85	2.86

Performance Units – Earnings Per Share

In 2019, the Compensation Committee of OGE Energy's Board of Directors voted to grant restricted stock units in lieu of performance units based on earnings per share. The last outstanding grant of performance units based on earnings per share paid out during 2021. Prior to payout, OGE Energy reassessed at each reporting date whether achievement of the performance condition was probable and accrued compensation expense if and when achievement of the performance condition was probable. As a result, the compensation expense recognized for these performance units varied from period to period. There are no post-vesting restrictions related to OGE Energy's performance units based on earnings per share.

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

	OGE Energy			OG&E
	2021	2020	2019	2021	2020	2019
Restricted stock units granted	89,197	67,193	75,929	22,911	22,665	26,141
Fair value of restricted stock units granted	$31.11	$43.69	$41.71	$30.91	$43.69	$41.63

Performance Units and Restricted Stock Units Activity

The following tables present a summary of the activity for the Registrants' performance units and restricted stock units for the year ended December 31, 2021. The table designated as "OGE Energy" below includes the OG&E standalone activity, as OGE Energy represents consolidated results.

OGE Energy	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/20	612,262			79,002			124,919
Granted	249,909	(A)		—			89,197
Converted	(236,990)	(B)	$5.4	(79,002)	(B)	$2.7	—
Vested	N/A			N/A			(53,274)	$2.2
Forfeited	(43,929)			—			(27,171)
Units/shares outstanding at 12/31/21	581,252		$17.5	—		$—	133,671	$5.1
Units/shares fully vested at 12/31/21	172,748		$—	—		$—	47,907	$2.0

OG&E	Performance Units						Restricted Stock Units
	Total Shareholder Return			Earnings Per Share
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Units/shares outstanding at 12/31/20	182,363			25,235			34,130
Granted	68,720	(A)		—			22,911
Converted	(75,693)	(B)	$1.7	(25,235)	(B)	$0.8	—
Vested	N/A			N/A			(12,461)		$0.6
Forfeited	(14,132)			—			(8,986)
Employee migration	52	(C)		—	(C)		19	(C)
Units/shares outstanding at 12/31/21	161,310		$4.8	—		$—	35,613		$1.4
Units/shares fully vested at 12/31/21	48,195		$—	—		$—	11,241		$0.5
(A)For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)These amounts represent performance units that vested at December 31, 2020 which were settled in February 2021.
(C)Due to certain employees transferring between OG&E and OGE Energy.

The following tables present a summary of the activity for the Registrants' non-vested performance units and restricted stock units for the year ended December 31, 2021. The table designated as "OGE Energy" below includes the OG&E standalone activity, as OGE Energy represents consolidated results.

OGE Energy	Performance Units -			Restricted Stock Units
	Total Shareholder Return
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/20	375,272		$42.51	124,919	$42.69
Granted	249,909	(A)	$38.14	89,197	$31.11
Vested	(172,748)		$47.00	(53,274)	$41.59
Forfeited	(43,929)		$41.02	(27,171)	$42.37
Units/shares non-vested at 12/31/21	408,504		$38.05	133,671	$35.64

OG&E	Performance Units -			Restricted Stock Units
	Total Shareholder Return
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/20	106,670		$42.49	34,130		$42.67
Granted	68,720	(A)	$38.14	22,911		$30.91
Vested	(48,195)		$47.00	(12,461)		$45.67
Forfeited	(14,132)		$41.12	(8,986)		$42.51
Employee migration	52	(B)	$41.01	19	(B)	$37.71
Units/shares non-vested at 12/31/21	113,115		$38.10	35,613		$35.52
(A)For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)Due to certain employees transferring between OG&E and OGE Energy.

Fair Value of Vested Performance Units and Restricted Stock Units

The following table presents a summary of the Registrants' fair value for vested performance units and restricted stock units.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2021	2020	2019	2021	2020	2019
Performance units:
Total shareholder return	$8.1	$8.7	$9.3	$2.3	$2.8	$3.2
Earnings per share	$—	$2.5	$5.2	$—	$0.8	$0.9
Restricted stock units	$2.2	$0.1	$0.1	$0.5	$0.1	$—

Unrecognized Compensation Cost

The following table presents a summary of the Registrants' unrecognized compensation cost for non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized.

	OGE Energy		OG&E
December 31, 2021	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units - total shareholder return	$7.5	1.71	$2.0	1.72
Restricted stock units	3.5	1.48	0.8	1.39
Total unrecognized compensation cost	$11.0		$2.8

9.Income Taxes

Income Tax Expense (Benefit)

The following table presents the components of income tax expense (benefit).

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2021	2020	2019	2021	2020	2019
Provision (benefit) for current income taxes:
Federal	$16.4	$8.4	$(6.4)	$(9.0)	$(3.8)	$(7.9)
State	1.7	0.5	5.1	9.0	(0.6)	4.1
Total provision (benefit) for current income taxes	18.1	8.9	(1.3)	—	(4.4)	(3.8)
Provision (benefit) for deferred income taxes, net:
Federal	133.1	(105.2)	48.5	58.3	45.7	37.7
State	(10.0)	(31.1)	(17.4)	(16.5)	(6.6)	(13.8)
Total provision (benefit) for deferred income taxes, net	123.1	(136.3)	31.1	41.8	39.1	23.9
Total income tax expense (benefit)	$141.2	$(127.4)	$29.8	$41.8	$34.7	$20.1

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2018. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Additionally, OG&E earns federal tax credits associated with production from its wind facilities. Oklahoma production and investment state tax credits are also earned on investments in electric and solar generating facilities which further reduce OG&E's effective tax rate.

The following table presents a reconciliation of the statutory tax rates to the effective income tax rate.

	OGE Energy			OG&E
Year Ended December 31	2021	2020	2019	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.9	(1.4)	(1.2)	(1.4)	(1.6)	(1.8)
Stock-based compensation	0.1	(0.3)	(1.2)	—	—	—
Executive compensation limitation	0.1	0.2	0.2	—	—	—
Amortization of net unfunded deferred taxes	(2.1)	(4.4)	(4.5)	(4.6)	(4.8)	(5.6)
Federal renewable energy credit (A)	(2.0)	(5.0)	(6.0)	(4.4)	(5.4)	(7.6)
Remeasurement of state deferred taxes due to Energy Transfer merger (B)	(1.1)	—	—	—	—	—
Remeasurement of state deferred tax liabilities	(0.6)	0.9	(0.8)	—	—	—
401(k) dividends	(0.2)	(0.4)	(0.4)	—	—	—
Impairment of OGE Energy's investment in Enable (C)	—	31.6	—	—	—	—
Other	—	0.1	(0.7)	(0.2)	0.1	(0.6)
Effective income tax rate	16.1%	42.3%	6.4%	10.4%	9.3%	5.4%
(A)Represents credits primarily associated with the production from OG&E's wind farms.
(B)In connection with the Enable and Energy Transfer merger, the state income tax rates are expected to decrease, as Energy Transfer operates in significantly more states with generally lower tax rates than the historic Enable operating area.
(C)As further discussed in Note 5, OGE Energy recorded a $780.0 million impairment on its investment in Enable in March 2020, which resulted in a tax benefit being recorded that caused a significant variance to the effective tax rate. This variance has been presented in the table as a single line item in order to facilitate comparability of other components of the effective tax rate.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The following table presents the components of Deferred Income Taxes at December 31, 2021 and 2020.

	OGE Energy		OG&E
December 31 (In millions)	2021	2020	2021	2020
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,677.3	$1,721.2	$1,677.3	$1,721.2
Investment in Enable	—	302.6	—	—
Investment in Energy Transfer's equity securities	363.5	—	—	—
Regulatory assets	52.1	52.3	52.1	52.3
Pension Plan	10.7	3.9	32.0	27.4
Other	7.4	(1.4)	(4.7)	(6.5)
Derivative instruments	2.2	1.7	—	—
Bond redemption-unamortized costs	1.8	2.0	1.8	2.0
Income taxes recoverable from customers, net	(225.8)	(221.8)	(225.8)	(221.8)
State tax credits	(221.2)	(204.4)	(205.9)	(189.0)
Federal tax credits	(208.4)	(236.6)	(209.8)	(236.6)
Regulatory liabilities	(72.0)	(81.0)	(72.0)	(81.0)
Asset retirement obligations	(19.4)	(20.3)	(19.4)	(20.3)
Postretirement medical and life insurance benefits	(19.2)	(22.4)	(13.0)	(15.3)
Accrued liabilities	(9.5)	(9.6)	(7.3)	(5.2)
Deferred federal investment tax credits	(3.1)	(2.7)	(3.1)	(2.7)
Net operating losses	(1.0)	(12.0)	—	(1.4)
Accrued vacation	(1.5)	(2.2)	(1.2)	(1.6)
Uncollectible accounts	(0.6)	(0.7)	(0.6)	(0.7)
Total deferred income tax liabilities, net	$1,333.3	$1,268.6	$1,000.4	$1,020.8

As of December 31, 2021, the Registrants have classified $18.1 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

The following table presents a reconciliation of the Registrants' total gross unrecognized tax benefits as of the years ended December 31, 2021, 2020 and 2019.

(In millions)	2021	2020	2019
Balance at January 1	$21.9	$20.7	$20.7
Tax positions related to current year:
Additions	1.7	1.2	—
Reductions	(1.2)	—	—
Balance at December 31	$22.4	$21.9	$20.7

As of December 31, 2021, 2020 and 2019, there were $18.1 million, $17.6 million and $16.4 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, the Registrants classify income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2021, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.
The Registrants recognize tax benefits from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized on settlement. In September 2021, the Registrants recorded an additional reserve for certain federal research and development credits in the amount of $1.7 million. The $1.2 million reserve recorded in 2020 was reversed upon completion of the audit.
The Registrants sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. Federal net operating losses generated during those years have been fully utilized. State operating losses are being carried forward for utilization in future years. In addition to the tax operating losses, the Registrants were unable to utilize the various tax credits that were generated during those years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Registrants anticipate future taxable income will be sufficient to utilize remaining losses and credits before they begin to expire after 2021. The following table presents a summary of these carry forwards.

	OGE Energy		OG&E
(In millions)	Carry Forward Amount	Deferred Tax Asset	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State operating loss	$33.4	$1.0	$—	$—	2032
Federal tax credits	$208.4	$208.4	$209.8	$209.8	2032
State tax credits:
Oklahoma investment tax credits	$227.1	$179.4	$207.8	$164.2	N/A
Oklahoma capital investment board credits	$12.8	$12.8	$12.8	$12.8	N/A
Oklahoma zero emission tax credits	$37.5	$28.9	$37.5	$28.9	2021
Louisiana inventory credits	$0.1	$0.1	$—	$—	2032
N/A - not applicable

Oklahoma Corporate Tax Rate Change

In May 2021, Oklahoma enacted a reduction of the corporate income tax rate to four percent from the previous six percent. This rate reduction took effect on January 1, 2022. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Therefore, during the second quarter of 2021, the Registrants revalued state deferred tax liabilities to reflect this change in tax rate. For entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, those entities are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. The revaluation resulted in a regulatory liability of $97.7 million recorded for OG&E and an income tax benefit of $6.6 million for OGE Energy related to Enable and other operations (holding company) for the year ended December 31, 2021.

10.Common Equity

OGE Energy

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2021. OGE Energy may, from time to time, issue shares under its Automatic Dividend Reinvestment and Stock Purchase Plan or purchase shares traded on the open market. At December 31, 2021, there were 4,774,442 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions except per share data)	2021	2020	2019
Net income (loss)	$737.3	$(173.7)	$433.6
Average common shares outstanding:
Basic average common shares outstanding	200.1	200.1	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.2	—	0.6
Diluted average common shares outstanding	200.3	200.1	200.7
Basic earnings (loss) per average common share	$3.68	$(0.87)	$2.17
Diluted earnings (loss) per average common share	$3.68	$(0.87)	$2.16
Anti-dilutive shares excluded from earnings per share calculation	—	0.3	—

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

OGE Energy utilizes dividends from OG&E to pay dividends to its shareholders. Prior to December 2021, OGE Energy utilized receipts from its equity method investment in Enable to pay dividends to its shareholders. In light of the completed Energy Transfer merger, OGE Energy expects to utilize, in part, cash distributions from Energy Transfer to pay dividends to its shareholders.

Pursuant to the leverage restriction in OGE Energy's revolving credit agreement, OGE Energy must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $1.6 billion of OGE Energy's retained earnings from being paid out in dividends. Accordingly, approximately $1.4 billion of OGE Energy's retained earnings as of December 31, 2021 are unrestricted for the payment of dividends.

OG&E

There were no new shares of OG&E common stock issued in 2021, 2020 or 2019.

Dividend Restrictions

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must also maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $580.9 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $2.5 billion of OG&E's retained earnings as of December 31, 2021 are unrestricted for the payment of dividends.

11.Long-Term Debt

A summary of the Registrants' long-term debt is included in the statements of capitalization. At December 31, 2021, the Registrants were in compliance with all of their debt agreements.

Maturities of OGE Energy's long-term debt during the next five years consist of $1.0 billion in 2023 and $79.4 million in 2025. Maturities of OG&E's long-term debt during the next five years consist of $500.0 million in 2023 and $79.4 million in 2025. All other long-term debt of the Registrants matures after 2026.

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

Issuance of Long-Term Debt

In May 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. Each series of notes is due May 26, 2023 but may be redeemed by OGE Energy or OG&E after November 26, 2021 at a price equal to 100 percent of the principal amount of the senior notes being redeemed, plus any accrued and unpaid interest. The proceeds from these issuances were used to repay $900.0 million of the $1.0 billion term loan OGE Energy entered into in March 2021 to help cover the fuel and purchased power costs incurred by OG&E during Winter Storm Uri.

12.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. As of December 31, 2021, OGE Energy had $486.9 million short-term debt as compared to $95.0 million short-term debt at December 31, 2020. At December 31, 2021, OG&E had $101.3 million in advances from OGE Energy compared to $272.0 million in advances to OGE Energy at December 31, 2020.

In March 2021, OGE Energy entered into a $1.0 billion unsecured 364-day term loan agreement and borrowed the full $1.0 billion to help cover the increased fuel and purchased power costs incurred by OG&E during Winter Storm Uri. The term loan contained substantially the same covenants as OGE Energy's revolving credit agreement in place at that time, including various financial ratio covenants. Contemporaneously with the closing of the term loan agreement, in March 2021, OGE Energy made a capital contribution of $530.0 million to OG&E using the term loan proceeds, and OGE Energy also loaned $470.0 million to OG&E pursuant to an intercompany note issued by OG&E to OGE Energy. In May 2021, OG&E repaid the $470.0 million to OGE Energy, and OGE Energy used this repayment and other funds from its issuance of senior notes in May

2021 to repay $900.0 million of the $1.0 billion term loan, as further discussed in Note 11. In December 2021, OGE Energy repaid the remaining $100.0 million outstanding that was borrowed under the term loan agreement.

On December 17, 2021, OGE Energy and OG&E each entered into new $550.0 million unsecured five-year revolving credit facilities to replace existing facilities. Each of these new facilities is scheduled to terminate on December 17, 2026. However, each of OGE Energy and OG&E have the right to request an extension of the revolving credit facility termination date under their respective facility for an additional one-year period, which extension option can be exercised up to two times. All such extension requests are subject to majority lender group approval (and only the commitments of those lenders that consent to such extension (or that agree to replace any non-consenting lender) will be extended for such additional period).

Borrowings under OGE Energy's new facility bear interest at rates equal to either the eurodollar base rate (reserve adjusted, if applicable), plus a margin of 0.80 percent to 1.475 percent, or an alternate base rate, plus a margin of 0.0 percent to 0.475 percent. OGE Energy's new facility has a facility fee that ranges from 0.075 percent to 0.275 percent. Interest rate margins and facility fees are based on OGE Energy's then-current senior unsecured credit ratings. Borrowings under OG&E's new facility shall bear interest at rates equal to either the eurodollar base rate (reserve adjusted, if applicable), plus a margin of 0.69 percent to 1.275 percent, or an alternate base rate, plus a margin of 0.0 percent to 0.275 percent. OG&E's new facility has a facility fee that ranges from 0.06 percent to 0.225 percent. Both OGE Energy's and OG&E's new facilities include customary LIBOR replacement language. Interest rate margins and facility fees for both OGE Energy and OG&E are based on each of their then-current senior unsecured credit ratings.

Each of the facilities contains a mechanism which, subject to approval by the respective borrower, the sustainability structuring agent, and the required lenders, permits a reduction in the applicable margin and/or facility fees if the respective borrower meets certain environmental, social and governance targets.

Each of the facilities provides for issuance of letters of credit, provided that (i) the aggregate outstanding credit exposure shall not exceed the amount of the revolving credit facilities and (ii) the aggregate outstanding stated amount of letters of credit issued under such facility shall not exceed a specified maximum sublimit ($100.0 million for each of OGE Energy and OG&E). Advances under the facilities may be used to refinance existing indebtedness and for working capital and general corporate purposes of the respective borrower and its subsidiaries, including commercial paper liquidity support, letters of credit, acquisitions and distributions.

Each of the facilities is unsecured and, under certain circumstances, may be increased (by up to $150.0 million in each case for OGE Energy and OG&E), to a maximum revolving commitment limit of $700.0 million for each of OGE Energy and OG&E. Advances of revolving loans and letters of credit under the facilities are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default.

The following table presents information regarding the Registrants' revolving credit agreements at December 31, 2021.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$486.9	0.36%	(E)	December 17, 2026
OG&E (C)(D)	550.0	0.4	1.15%	(E)	December 17, 2026
Total	$1,100.0	$487.3	0.36%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2021.
(B)This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(D)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2026. At December 31, 2021, there were $60.0 million in intercompany borrowings under this agreement.
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

Pension Plan and Restoration of Retirement Income Plan

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy made a $40.0 million and $20.0 million contribution to its Pension Plan in 2021 and 2020, of which $30.0 million and $10.0 million was attributed to OG&E in 2021 and 2020, respectively. OGE Energy does not expect it will need to make any contributions to the Pension Plan in 2022. Any contribution to the Pension Plan during 2022 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2021, 2020 and 2019, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost table. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

Obligations and Funded Status

The details of the funded status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the balance sheets for 2021 and 2020 are included in the following tables. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive

Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods. The benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

OGE Energy's seconded employee contract with Enable was terminated on December 2, 2021. OGE Energy retains the obligations to the balances and accrued benefits of these former employees as of the termination of the contract.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Beginning obligations	$654.6	$616.1	$7.8	$10.3	$484.1	$462.0	$3.0	$6.1
Service cost	11.2	13.2	0.8	0.8	7.7	9.2	—	0.1
Interest cost	13.3	17.0	0.1	0.2	9.7	12.6	—	0.1
Plan settlements	(158.6)	(42.8)	(4.6)	(5.3)	(120.4)	(33.5)	(2.9)	(4.5)
Plan amendments	—	—	1.4	—	—	—	—	—
Plan curtailments	—	—	(0.1)	0.2	—	—	—	—
Special termination benefits	—	7.6	—	—	—	5.1	—	—
Actuarial (gains) losses	(3.5)	57.7	0.5	1.6	(6.0)	41.0	0.4	1.2
Benefits paid	(14.1)	(14.2)	—	—	(11.9)	(12.3)	—	—
Ending obligations	$502.9	$654.6	$5.9	$7.8	$363.2	$484.1	$0.5	$3.0

Change in plans' assets
Beginning fair value	$570.3	$530.3	$—	$—	$420.3	$399.1	$—	$—
Actual return on plans' assets	48.4	77.0	—	—	35.0	57.0	—	—
Employer contributions	40.0	20.0	4.6	5.3	30.0	10.0	2.9	4.5
Plan settlements	(158.6)	(42.8)	(4.6)	(5.3)	(120.4)	(33.5)	(2.9)	(4.5)
Benefits paid	(14.1)	(14.2)	—	—	(11.9)	(12.3)	—	—
Ending fair value	$486.0	$570.3	$—	$—	$353.0	$420.3	$—	$—
Funded status at end of year	$(16.9)	$(84.3)	$(5.9)	$(7.8)	$(10.2)	$(63.8)	$(0.5)	$(3.0)
Accumulated postretirement benefit obligation	$475.2	$610.8	$5.4	$6.9	$341.0	$454.7	$0.4	$2.9

For the year ended December 31, 2021, Pension Plan actuarial gains were primarily due to favorable demographic experience and a higher discount rate. These gains were partially offset by a difference in lump sum interest rates and the long-term assumption for Enable seconded employee terminations and more retirements and terminations than expected with lump sum payouts. For the year ended December 31, 2020, Pension Plan actuarial losses were primarily due to movement in the discount rate, special termination benefits due to a voluntary retirement program offered by OGE Energy and more retirements and terminations than expected which were expected to accelerate lump sum payments in 2021. These losses were partially offset by gains from lowering the interest crediting rate and plan mortality assumptions.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
December 31 (In millions)	2021	2020	2021	2020
Change in benefit obligation
Beginning obligations	$144.5	$136.5	$109.5	$104.7
Service cost	0.2	0.2	0.1	0.2
Interest cost	3.4	4.2	2.6	3.2
Plan curtailments	1.9	4.0	—	3.1
Participants' contributions	3.5	3.3	2.6	2.4
Actuarial (gains) losses	(3.7)	7.3	(2.5)	4.5
Benefits paid	(12.5)	(11.0)	(9.9)	(8.6)
Ending obligations	$137.3	$144.5	$102.4	$109.5

Change in plans' assets
Beginning fair value	$47.6	$47.0	$42.7	$41.9
Actual return on plans' assets	(0.5)	1.2	(0.5)	1.1
Employer contributions	6.2	7.1	5.0	5.9
Participants' contributions	3.5	3.3	2.6	2.4
Benefits paid	(12.5)	(11.0)	(9.9)	(8.6)
Ending fair value	$44.3	$47.6	$39.9	$42.7
Funded status at end of year	$(93.0)	$(96.9)	$(62.5)	$(66.8)

Curtailment loss for the year ended December 31, 2021 is related to Enable seconded employees who terminated employment as a result of the merger with Energy Transfer. This reduction in future service of the active participants triggered curtailment accounting as of December 31, 2021. Special termination benefits and curtailment loss for the year ended December 31, 2020 are related to a voluntary retirement program offered by OGE Energy in the fourth quarter of 2020. A curtailment gain or loss is required when the expected future services or benefits in a benefit plan are significantly reduced or eliminated.

Net Periodic Benefit Cost

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the financial statements. Service cost is presented within Other Operation and Maintenance Expense, and the remaining net period benefit cost components as listed in the following tables are presented within Other Net Periodic Benefit Expense in the statements of income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Expense in the statements of income.

	OGE Energy						OG&E
	Pension Plan			Restoration of Retirement Income Plan			Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$11.2	$13.2	$12.9	$0.8	$0.8	$0.5	$7.7	$9.2	$9.0	$—	$0.1	$0.2
Interest cost	13.3	17.0	20.7	0.1	0.2	0.4	9.7	12.6	15.6	—	0.1	0.2
Expected return on plan assets	(34.1)	(37.6)	(36.1)	—	—	—	(24.7)	(27.9)	(27.6)	—	—	—
Amortization of net loss	9.4	17.1	17.3	0.2	0.5	0.5	7.0	12.1	12.9	0.1	0.4	0.3
Plan curtailments	—	—	—	—	0.2	—	—	—	—	—	—	—
Special termination benefits	—	7.6	—	—	—	—	—	5.1	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	0.1	—	—	—	—	—	—	—	—
Settlement cost	41.3	14.1	27.6	2.1	2.7	0.5	33.1	11.4	16.4	1.6	2.4	0.5
Total net periodic benefit cost	41.1	31.4	42.4	3.3	4.4	1.9	32.8	22.5	26.3	1.7	3.0	1.2
Less: Amount paid by unconsolidated affiliates (B)	(0.2)	2.0	2.9	0.1	0.1	0.1
Plus: Amount allocated from OGE Energy (B)							6.5	5.9	4.5	1.5	1.3	0.5
Net periodic benefit cost	$41.3	$29.4	$39.5	$3.2	$4.3	$1.8	$39.3	$28.4	$30.8	$3.2	$4.3	$1.7
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In conjunction with the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2021, 2020 and 2019, the Registrants recognized the following:

Year Ended December 31 (In millions)	2021	2020	2019
Increase of regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$23.0	$13.8	$16.1
Deferral of pension expense related to pension settlement, curtailment and special termination benefits charges included in the above line item:
Oklahoma jurisdiction (A)	$37.9	$21.6	$17.9
Arkansas jurisdiction (A)	$3.5	$2.0	$1.7
(A)Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
	Postretirement Benefit Plans			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2021	2020	2019	2021	2020	2019
Service cost	$0.2	$0.2	$0.2	$0.1	$0.2	$0.2
Interest cost	3.4	4.2	5.6	2.6	3.2	4.3
Expected return on plan assets	(1.8)	(1.8)	(1.9)	(1.7)	(1.7)	(1.7)
Amortization of net loss	2.8	2.0	2.0	2.7	2.1	2.1
Plan curtailments	—	1.5	—	—	1.3	—
Amortization of unrecognized prior service cost (A)	(6.9)	(8.4)	(8.4)	(5.0)	(6.1)	(6.1)
Total net periodic benefit income	(2.3)	(2.3)	(2.5)	(1.3)	(1.0)	(1.2)
Less: Amount paid by unconsolidated affiliates (B)	(0.5)	(0.7)	(0.6)
Plus: Amount allocated from OGE Energy (B)				(0.5)	(0.5)	(0.6)
Net periodic benefit income	$(1.8)	$(1.6)	$(1.9)	$(1.8)	$(1.5)	$(1.8)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In conjunction with the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans in 2021, 2020 and 2019, the Registrants recognized the following:

Year Ended December 31 (In millions)	2021	2020	2019
Increase of regulatory liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.4	$0.2	$1.0
Deferral of postretirement expense related to postretirement plan curtailment charges included in the above line item:
Oklahoma jurisdiction (A)	$—	$(1.4)	$—
Arkansas jurisdiction (A)	$—	$(0.1)	$—
(A)Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans in 2021, 2020 and 2019.

	OGE Energy			OG&E
(In millions)	2021	2020	2019	2021	2020	2019
Capitalized portion of net periodic pension benefit cost	$3.4	$3.8	$3.6	$2.9	$3.1	$3.0
Capitalized portion of net periodic postretirement benefit cost	$0.2	$0.2	$0.2	$0.1	$0.1	$0.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2021	2020	2019	2021	2020	2019
Assumptions to determine benefit obligations:
Discount rate	2.75%	2.30%	3.15%	2.80%	2.45%	3.25%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	3.50%	4.00%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	2.63%	2.88%	3.63%	2.45%	3.25%	4.30%
Expected return on plan assets	7.00%	7.50%	7.50%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	4.00%	4.00%	N/A	N/A	N/A
N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2021 and 2020, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

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

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 6.50 percent in 2022 with the rates trending downward to 4.50 percent by 2030.

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

Pension Plan Investments

The following tables present the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2021 and 2020. There were no Level 3 investments held by the Pension Plan at December 31, 2021 and 2020.

(In millions)	December 31, 2021	Level 1	Level 2	Net Asset Value (A)
Common stocks	$86.1	$86.1	$—	$—
U.S. Treasury notes and bonds (B)	135.2	135.2	—	—
Mortgage- and asset-backed securities	24.6	—	24.6	—
Corporate fixed income and other securities	107.0	—	107.0	—
Commingled fund (C)	23.6	—	—	23.6
Foreign government bonds	0.9	—	0.9	—
U.S. municipal bonds	1.4	—	1.4	—
Money market fund	5.5	—	—	5.5
Mutual fund	99.8	99.8	—	—
Preferred stocks	1.1	1.1	—	—
U.S. Treasury futures:
Cash collateral	0.6	0.6	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	485.9	$322.8	$134.0	$29.1
Interest and dividends receivable	2.1
Payable to broker for securities purchased	(2.0)
Total OGE Energy Pension Plan assets	$486.0
Pension Plan investments attributable to affiliates	(133.0)
Total OG&E Pension Plan assets	$353.0
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

(In millions)	OGE Energy	OG&E
2022	$95.3	$38.8
2023	$37.0	$30.7
2024	$38.4	$30.6
2025	$36.7	$28.7
2026	$35.2	$28.3
2027-2031	$167.4	$126.6

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

Postretirement Plans Investments

The following tables present the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2021 and 2020. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2021 and 2020.

(In millions)	December 31, 2021	Level 1	Level 3
Group retiree medical insurance contract	$28.1	$—	$28.1
Mutual funds	16.2	16.2	—
Total OGE Energy plan investments	$44.3	$16.2	$28.1
Plan investments attributable to affiliates	(4.4)
Total OG&E plan investments	$39.9

(In millions)	December 31, 2020	Level 1	Level 3
Group retiree medical insurance contract	$33.4	$—	$33.4
Mutual funds	14.2	14.2	—
Total OGE Energy plan investments	$47.6	$14.2	$33.4
Plan investments attributable to affiliates	(4.9)
Total OG&E plan investments	$42.7

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

Year Ended December 31 (In millions)	2021
Group retiree medical insurance contract:
Beginning balance	$33.4
Claims paid	(4.9)
Net unrealized losses related to instruments held at the reporting date	(1.1)
Investment fees	(0.1)
Realized losses	(0.1)
Interest income	0.7
Dividend income	0.2
Ending balance	$28.1

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table presents the gross benefit payments the Registrants expect to pay related to the postretirement benefit plans, including prescription drug benefits.

(In millions)	OGE Energy	OG&E
2022	$12.5	$9.6
2023	$12.2	$9.3
2024	$10.6	$8.0
2025	$10.1	$7.6
2026	$9.7	$7.2
After 2026	$40.3	$30.2

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation. The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits. OGE Energy's post-employment benefit obligation was $2.0 million and $2.2 million at December 31, 2021 and 2020, respectively, of which $1.5 million and $1.8 million, respectively, was OG&E's portion of the obligation.

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

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OGE Energy contributed $15.4 million, $18.2 million and $14.4 million in 2021, 2020 and 2019, respectively, to the 401(k) Plan, of which $12.0 million, $14.3 million and $11.0 million, respectively, related to OG&E.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2021, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock. OGE Energy accounts for the contributions related to its executive officers in this plan as Accrued Benefit Obligations and accounts for the contributions related to OGE Energy's directors in this plan as Other Deferred Credits and Other Liabilities in the balance sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the balance sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the statements of income.

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

14.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Prior to the Enable and Energy Transfer merger closing on December 2, 2021, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. Subsequent to December 2, 2021, OGE Energy's natural gas midstream operations segment includes its investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the years ended December 31, 2021, 2020 and 2019.

2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,653.7	$—	$—	$—	$3,653.7
Fuel, purchased power and direct transmission expense	2,127.6	—	—	—	2,127.6
Other operation and maintenance	464.7	1.6	(3.2)	—	463.1
Depreciation and amortization	416.0	—	—	—	416.0
Taxes other than income	99.3	0.2	3.3	—	102.8
Operating income (loss)	546.1	(1.8)	(0.1)	—	544.2
Equity in earnings of unconsolidated affiliates	—	169.8	—	—	169.8
Gain on Enable/Energy Transfer transaction, net	—	344.4	—	—	344.4
Other income (expense)	7.7	(26.4)	(2.0)	(0.9)	(21.6)
Interest expense	152.0	—	7.2	(0.9)	158.3
Income tax expense (benefit)	41.8	101.0	(1.6)	—	141.2
Net income (loss)	$360.0	$385.0	$(7.7)	$—	$737.3
Total assets	$11,688.0	$786.6	$350.3	$(218.5)	$12,606.4
Capital expenditures	$778.5	$—	$—	$—	$778.5

2020	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,122.3	$—	$—	$—	$2,122.3
Fuel, purchased power and direct transmission expense	644.6	—	—	—	644.6
Other operation and maintenance	464.4	1.7	(3.3)	—	462.8
Depreciation and amortization	391.3	—	—	—	391.3
Taxes other than income	97.2	0.4	3.8	—	101.4
Operating income (loss)	524.8	(2.1)	(0.5)	—	522.2
Equity in losses of unconsolidated affiliates (A)	—	(668.0)	—	—	(668.0)
Other income (expense)	4.1	(2.9)	3.6	(1.6)	3.2
Interest expense	154.8	—	5.3	(1.6)	158.5
Income tax expense (benefit)	34.7	(158.0)	(4.1)	—	(127.4)
Net income (loss)	$339.4	$(515.0)	$1.9	$—	$(173.7)
Investment in unconsolidated affiliates	$—	$374.3	$—	$—	$374.3
Total assets	$10,489.0	$378.1	$116.4	$(264.7)	$10,718.8
Capital expenditures	$650.5	$—	$—	$—	$650.5
(A)In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable, as further discussed in Notes 5 and 7.

2019	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,231.6	$—	$—	$—	$2,231.6
Fuel, purchased power and direct transmission expense	786.9	—	—	—	786.9
Other operation and maintenance	492.5	2.8	(3.5)	—	491.8
Depreciation and amortization	355.0	—	—	—	355.0
Taxes other than income	89.5	0.4	3.7	—	93.6
Operating income (loss)	507.7	(3.2)	(0.2)	—	504.3
Equity in earnings of unconsolidated affiliates	—	113.9	—	—	113.9
Other income (expense)	3.1	(8.6)	2.2	(3.6)	(6.9)
Interest expense	140.5	—	11.0	(3.6)	147.9
Income tax expense (benefit)	20.1	20.7	(11.0)	—	29.8
Net income	$350.2	$81.4	$2.0	$—	$433.6
Investment in unconsolidated affiliates	$—	$1,132.9	$—	$—	$1,132.9
Total assets	$10,076.6	$1,135.4	$107.0	$(294.7)	$11,024.3
Capital expenditures	$635.5	$—	$—	$—	$635.5

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

In 2019, OG&E acquired the plants from AES-Shady Point, Inc. and Oklahoma Cogeneration LLC. Previous to such acquisitions, OG&E made total payments to cogenerators of $14.7 million, of which $7.4 million represented capacity payments. All payments for purchased power, including cogeneration, are included in the Registrants' statements of income as Fuel, Purchased Power and Direct Transmission Expense.

Purchase Obligations and Commitments

The following table presents the Registrants' future purchase obligations and commitments estimated for the next five years.

(In millions)	2022	2023	2024	2025	2026	Total
Purchase obligations and commitments:
Minimum purchase commitments	$97.7	$50.4	$31.2	$24.6	$24.6	$228.5
Expected wind purchase commitments	55.6	56.0	56.6	56.9	57.4	282.5
Long-term service agreement commitments	2.7	2.6	15.0	24.4	9.7	54.4
Total purchase obligations and commitments	$156.0	$109.0	$102.8	$105.9	$91.7	$565.4

OG&E Minimum Purchase Commitments

OG&E has coal contracts for purchases through December 31, 2022, whereby OG&E has the right but not the obligation to purchase a defined quantity of coal. OG&E may also purchase coal through spot purchases on an as-needed basis. As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E has natural gas transportation service contracts with Energy Transfer, ONEOK, Inc. and Southern Star. The contracts with Energy Transfer end in May 2024 and December 2038; the contracts with ONEOK, Inc. end in March 2024 and August 2037; and the contract with Southern Star ends in June 2024. These transportation contracts grant Energy Transfer, ONEOK, Inc. and Southern Star the responsibility of delivering natural gas to OG&E's generating facilities.

OG&E Wind Purchase Commitments

The following table presents OG&E's wind power purchase contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table presents a summary of OG&E's wind power purchases for the years ended December 31, 2021, 2020 and 2019.

Year Ended December 31 (In millions)	2021	2020	2019
CPV Keenan	$27.3	$27.5	$27.2
Edison Mission Energy	21.7	22.8	23.1
NextEra Energy	6.8	7.0	7.4
Total wind power purchased	$55.8	$57.3	$57.7
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

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours resulting in a maximum of the earlier of 144,000 factored-fired hours or 4,500 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2032. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

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

CO2 Emission Limits for Existing Generating Units

On January 19, 2021, the U.S. Court of Appeals vacated the EPA's latest effort to adopt CO2 emissions standards for existing coal-fired electric generating units, and the court remanded the matter to the EPA for further consideration. The EPA has indicated that administrative proceedings to respond to the U.S. Court of Appeals' remand in a new rulemaking action are ongoing but has not announced rulemaking details. The decision was based on the court's conclusion that the Clean Air Act does not require the EPA to limit the standards to measures that can be applied at and to an existing unit. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision; oral arguments before the Supreme Court are scheduled for February 28, 2022. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Registrants' future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

16.Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2021, 89 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and three percent to the FERC.

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

Integrated Resource Plan

OG&E has conducted technical conferences for stakeholder engagement on its draft triennial system-wide IRP and, in October 2021, issued its final 2021 IRP to the APSC. This 2021 IRP identified system-wide, cumulative capacity needs of 145, 183, 417 and 514 MWs in 2023, 2024, 2025 and 2026, respectively. OG&E has issued a request for proposals to identify options to fill the solar capacity needs identified within the 2021 IRP.

OCC Proceedings

Oklahoma Grid Enhancement Plan

In February 2020, OG&E filed an application with the OCC for approval of a mechanism that allows for interim recovery of the costs associated with its grid enhancement plan. The plan includes approximately $800.0 million of strategic, data-driven investments, over five years, covering grid resiliency, grid automation, communication systems and technology platforms and applications. In November 2020, the OCC issued a final order approving a Joint Stipulation and Settlement Agreement that allows for interim recovery of OG&E's costs associated with its grid enhancement plan. The approved agreement included the following key terms: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2020 and 2021, capped at a revenue requirement of $7.0 million annually and only include communication, automation and technology systems projects; (ii) no operation and maintenance expense will be included in the rider mechanism; (iii) the rider mechanism will terminate by the issuance of a final order in OG&E's next general rate review or October 31, 2022, whichever occurs first; (iv) the rider mechanism rate of return will be capped at OG&E's current cost of capital; and (v) all cost recovery is subject to true-up and refund in OG&E's next general rate review. The rider mechanism became effective on February 1, 2021.

OG&E reports to the OCC new projects completed each quarter, and the cost recovery factor is adjusted to include those projects after a stakeholder review. OG&E has submitted its report for projects that were placed in service through December 31, 2021. The cost recovery factors that include those projects will become effective on March 1, 2022.

Any capital investment falling outside the criteria of the rider mechanism will be included in OG&E's next general rate review for recovery.

Integrated Resource Plan

OG&E has conducted technical conferences for stakeholder engagement on its draft triennial system-wide IRP and, in October 2021, issued its final 2021 IRP to the OCC. This 2021 IRP identified system-wide, cumulative capacity needs of 145, 183, 417 and 514 MWs in 2023, 2024, 2025 and 2026, respectively. OG&E has issued a request for proposals to identify options to fill the solar capacity needs identified within the 2021 IRP.

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

In April 2021, Oklahoma enacted legislation to allow for the securitization of costs incurred during Winter Storm Uri. The new statute authorizes the OCC to issue a financing order for the issuance of securitization bonds after consideration of certain factors, including but not limited to, mitigated impacts and savings for customers through the use of ratepayer-backed securitization bonds as compared to traditional utility financing. The OCC must issue a financing order within 180 days after receiving all necessary information required by the statute. Under the statute, the ODFA is responsible for issuing the securitization bonds within two years from the date of the financing order. Carrying costs will be included at a rate and time determined by the OCC and continue until the bonds are issued.

On April 26, 2021, OG&E filed an application pursuant to the Act seeking OCC approval to securitize its costs related to Winter Storm Uri and to receive an interim carrying charge on OG&E's regulatory asset balance at its weighted-average cost of capital for the period between April 2022 and the date when the securitized bonds are issued. On October 8, 2021, OG&E filed a settlement agreement between OG&E, the Public Utility Division Staff of the OCC, the Oklahoma Industrial Energy Consumers, the OG&E Shareholders Association and Walmart Inc. The settlement agreement was subject to approval by the OCC. The settling parties agreed the OCC should issue a financing order authorizing the securitization of $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. The settling parties agree that OG&E's total extreme purchase costs (for natural gas and wholesale energy purchases) are currently estimated to be $748.9 million, of which it is agreed that $739.1 million should be deemed prudent. The OCC approved the settlement agreement in a final financing order on December 16, 2021. The ODFA has requested the Oklahoma Supreme Court to certify the proposed securitization bonds. OG&E is currently awaiting bond certification from the Oklahoma Supreme Court, which it expects to occur in the second quarter of 2022. OG&E is working with the ODFA to issue bonds consistent with the OCC's order. The securitization process is expected to be completed in mid-2022.

2020 Oklahoma Fuel Prudency

On June 28, 2021, the Public Utility Division Staff filed their application initiating the review of the 2020 fuel adjustment clause and prudence review. On December 28, 2021, the OCC issued a final order finding OG&E's 2020 electric generation, purchased power and fuel procurement practices, policies, judgments and fuel purchase costs and expenses for 2020 were fair, just and reasonable.

Demand Program Portfolio Filing

Pursuant to OCC rules, OG&E is required to propose, implement and administer a portfolio of demand programs once every three years. On July 8, 2021, OG&E filed its proposed Demand Program Three Year Portfolio for the 2022 through 2024 program cycle, and the proposed program was approved by the OCC on February 1, 2022.

Pending Regulatory Matters

Various proceedings pending before state or federal regulatory agencies are described below. Unless stated otherwise, the Registrants cannot predict when the regulatory agency will act or what action the regulatory agency will take. The Registrants' financial results are dependent in part on timely and constructive decisions by the regulatory agencies that set OG&E's rates.

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

In February 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. In March 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The court issued a decision on August 27, 2021, denying review and holding that the SPP was prohibited by the filed rate doctrine from imposing Z2 charges during the 2008 through 2015 historical period. The court further held that the FERC reasonably exercised its remedial authority to order the SPP to refund the retroactive upgrade charge. The court did not direct a time frame or procedures for the SPP to implement refunds. OG&E and the SPP filed a petition for rehearing of the court's decision, which was denied on October 29, 2021. The court returned the matter to the FERC for action in accordance with its opinion on November 8, 2021.

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings it made with the FERC while the appeal was pending that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed an update on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. It also urged that all pending complaint proceedings, including four complaints against the SPP, be resolved before the refund process is ordered to begin. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of December 31, 2021, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

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

On May 20, 2021, OG&E filed a motion for suspension of procedural schedule, which the APSC approved, to investigate and evaluate the potential securitization recovery of the Arkansas jurisdictional portion of the Winter Storm Uri costs. OG&E intends to apply for securitization in early 2022 if it is deemed to strike the right balance between protecting the credit strength of OG&E and providing customer savings. As of December 31, 2021, OG&E has deferred $88.9 million to a regulatory asset, as indicated in Note 1.

Arkansas 2021 Formula Rate Plan Filing

On October 1, 2021, OG&E filed its fourth evaluation report under its Formula Rate Plan, and on February 1, 2022, OG&E, the APSC General Staff and the Office of the Arkansas Attorney General filed a non-unanimous joint settlement agreement, which includes an annual electric revenue increase of $4.2 million. The only non-signatory to the settlement agreement has agreed not to oppose the settlement. The settlement agreement is subject to approval by the APSC. A final order is expected from the APSC in March 2022, and new rates will be effective April 1, 2022. On October 1, 2021, OG&E also filed a request to extend its Formula Rate Plan Rider for an additional five years. A hearing on the merits was held on February 23, 2022, and OG&E expects a decision from the APSC in April 2022.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $28.9 million to $39.3 million for all five cases, of which $2.9 million to $4.5 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

2021 Oklahoma General Rate Review

On December 30, 2021, OG&E filed a general rate review in Oklahoma seeking a rate increase of $163.5 million and a 10.2 percent return on equity based on a common equity percentage of 53.37 percent. The rate review includes recovery of $1.2 billion of capital investment since the last general rate review. A hearing on the merits is expected to be held toward the end of the second quarter of 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company had a 25.5% interest as of December 31, 2020. In the consolidated financial statements, the Company's investment in Enable is stated at $374.3 million as of December 31, 2020, and the Company's equity in the net income of Enable is stated at $13.2 million in 2020 and $91.8 million in 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable for 2020 and 2019, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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

February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2021 and 2020, the related statements of income and comprehensive income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022, expressed an unqualified opinion thereon.

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

February 23, 2022

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
The Registrants' management assessed the effectiveness of their internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, the Registrants' internal control over financial reporting is effective based on those criteria.
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
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on Internal Control over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and statements of capitalization of Oklahoma Gas & Electric Company as of December 31, 2021 and 2020, the related statements of income and comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 23, 2022

Item 9B. Other Information.
On February 23, 2022, the Board of Directors approved and adopted the OGE Energy Corp. 2022 Annual Executive Incentive Compensation Plan (the "Annual Plan"). The Annual Plan replaces the OGE Energy Corp. 2013 Annual Incentive Compensation Plan (the "current annual plan"). The Annual Plan is very similar to the current annual plan, with the major difference being the elimination of certain provisions that were intended to comply with the "performance-based compensation" exception under Section 162(m) of the Code. That exception was eliminated by the 2017 Tax Cuts and Jobs Act.

Officers, executives or other key employees of OGE Energy and its subsidiaries who are selected by the Compensation Committee are eligible to be granted awards under the Annual Plan, which provides for the payment of annual cash bonuses based on OGE Energy performance and individual performance relative to performance goals approved by the Compensation Committee. The level of achievement of the specified OGE Energy and individual performance goals at the end of the plan year will determine the amount of each participant's target company award and/or target individual award that such participant will receive, which may exceed 100 percent of the participant's target awards.

This summary of the Annual Plan is qualified in its entirety by reference to the Annual Plan filed as Exhibit 10.13 to this 2021 Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's website at www.oge.com/governance. The code of ethics will be provided, free of charge, upon request. OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the location specified above. OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

OGE Energy. Information regarding OGE Energy's executive officers is set forth in "Part I, Item 1. Business - Information About the Registrants' Executive Officers." As permitted by General Instruction G of Form 10-K, the information required by Item 10, other than information regarding the executive officers and the Code of Ethics, will be set forth in OGE Energy's definitive proxy statement for the 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 4, 2022. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 10 for OG&E has been omitted.

Item 11. Executive Compensation.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 11 will be set forth in OGE Energy's definitive proxy statement for the 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 4, 2022. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 11 for OG&E has been omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 12 will be set forth in OGE Energy's definitive proxy statement for the 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 4, 2022. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 12 for OG&E has been omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 13 will be set forth in OGE Energy's definitive proxy statement for the 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 4, 2022. Such proxy statement is incorporated herein by reference.

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

Fees for Principal Independent Accountants

Year Ended December 31	2021	2020
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,209,000	$1,136,800
Services in support of debt and stock offerings	65,000	65,000
Other (A)	361,000	325,000
Total audit fees (B)	1,635,000	1,526,800
Employee benefit plan audits	133,000	128,000
Total audit-related fees	133,000	128,000
Assistance with examinations and other return issues	237,481	65,948
Review of federal and state tax returns	32,000	32,000
Total tax preparation and compliance fees	269,481	97,948
Total tax fees	269,481	97,948
Total fees	$2,037,481	$1,752,748
(A)Includes reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with the Registrants' executives regarding accounting issues.
(B)The aggregate audit fees include fees billed for the audit of the Registrants' annual financial statements and for the reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q. For 2021, this amount includes estimated billings for the completion of the 2021 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2021 and 2020 for other services.

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

For 2021, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

(i)The following financial statements are included in Part II, Item 8 of this Annual Report:

OGE Energy

•Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Consolidated Balance Sheets at December 31, 2021 and 2020
•Consolidated Statements of Capitalization at December 31, 2021 and 2020
•Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•Management's Report on Internal Control Over Financial Reporting
•Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

OG&E

•Statements of Income for the years ended December 31, 2021, 2020 and 2019
•Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Balance Sheets at December 31, 2021 and 2020
•Statements of Capitalization at December 31, 2021 and 2020
•Statements of Changes in Stockholder's Equity for the years ended December 31, 2021, 2020 and 2019
•Notes to Financial Statements
•Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•Management's Report on Internal Control Over Financial Reporting
•Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

The reports of the Registrants' independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their reports on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K. Their consents for each Registrant appear as Exhibit 23.01 and Exhibit 23.02 of this Form 10-K.

(ii)The audited financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, for the years ending December 31, 2020 and 2019 required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.01.

The report of the independent registered public accounting firm Deloitte & Touche LLP (PCAOB ID No. 34), located in Oklahoma City, Oklahoma, with respect to the above-referenced financial statements is included in Exhibit 99.01. Their related consent appears as Exhibit 23.03 of this Form 10-K.

(iii)The unaudited financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, for the nine month period ending September 30, 2021 required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.02.

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
4.06
Supplemental Indenture No. 7 dated as of January 1, 2006, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.07
Supplemental Indenture No. 8 dated as of January 15, 2008, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.08
Supplemental Indenture No. 9 dated as of September 1, 2008, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.09
Supplemental Indenture No. 10 dated as of December 1, 2008, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.10
Supplemental Indenture No. 11 dated as of June 1, 2010, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.11
Supplemental Indenture No. 12 dated as of May 15, 2011, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.12
Supplemental Indenture No. 13 dated as of May 1, 2013, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.13
Supplemental Indenture No. 14 dated as of March 15, 2014, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.14
Supplemental Indenture No. 15 dated as of December 1, 2014, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.15
Supplemental Indenture No. 16 dated as of March 15, 2017, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 31, 2017 (File No. 1-1097) and incorporated by reference herein).
		X	X

4.16
Supplemental Indenture No. 17 dated as of August 1, 2017, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 11, 2017 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.17
Supplemental Indenture No. 18 dated as of April 26, 2018, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.21 to OG&E's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030-01) and incorporated by reference herein).
		X	X
4.18
Supplemental Indenture No. 19 dated as of August 15, 2018, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 17, 2018 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.19
Supplemental Indenture No. 20 dated as of June 1, 2019, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 7, 2019 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.20
Supplemental Indenture No. 21 dated as of April 1, 2020, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 1, 2020 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.21
Supplemental Indenture No. 22 dated as of May 27, 2021, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed May 27, 2021 (File No. 1-1097) and incorporated by reference herein).
		X	X
4.22
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
X
4.24
Supplemental Indenture No. 3 dated as of April 26, 2018, being a supplemental instrument to Exhibit 4.22 hereto. (Filed as Exhibit 4.04 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).
X
4.25
Supplemental Indenture No. 4 dated as of May 27, 2021, being a supplemental instrument to Exhibit 4.22 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 27, 2021 (File No. 1-12579) and incorporated by reference herein).
X
4.26+	Description of Capital Stock.	X
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
10.05*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2019 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.06*
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

10.08*
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
		X	X
10.10*+	OGE Energy's Director Compensation.	X	X
10.11*+	OGE Energy's Executive Officer Compensation.	X	X
10.12*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).	X	X
10.13*+	OGE Energy's 2022 Annual Executive Incentive Compensation Plan.	X	X
10.14*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.15*
Form of Restricted Stock Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2019 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.16*
OGE Energy Corp. Deferred Compensation Plan (As amended and restated effective October 1, 2016). (Filed as Exhibit 10.37 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.17	Copy of the Settlement Agreement filed with the APSC on April 20, 2017. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X
10.18*
Employment Arrangement between OGE Energy and W. Bryan Buckler, OGE Energy's and OG&E's Chief Financial Officer (Filed as Exhibit 10.27 to OGE Energy's Form 10-K for the year ended December 31, 2020 (File No. 1-12579) and incorporated by reference herein).
		X	X
10.19
Amended and Restated Credit Agreement dated as of December 17, 2021 by and among OGE Energy Corp. and Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed December 21, 2021 (File No. 1-12579) and incorporated by reference herein).
X
10.20
Amended and Restated Credit Agreement dated as of December 17, 2021 by and among Oklahoma Gas and Electric Company and Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto. (Filed as Exhibit 99.02 to OG&E's Form 8-K filed December 21, 2021 (File No. 1-1097) and incorporated by reference herein).
		X	X
10.21
Registration Rights Agreement dated as of December 2, 2021 by and among Energy Transfer LP, OGE Energy Corp., and CenterPoint Energy Inc. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed December 3, 2021 (File No. 1-12579) and incorporated by reference herein).
X
21.01+	Subsidiaries of OGE Energy.	X
23.01+	Consent of Ernst & Young LLP.	X
23.02+	Consent of Ernst & Young LLP.		X
23.03+	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2020 as listed at Exhibit 99.01.	X
24.01+	Power of Attorney.	X
24.02+	Power of Attorney.		X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.01+	Audited Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2020.	X
99.02+	Financial Statements of Enable Midstream Partners, LP as of and for the nine months ended September 30, 2021 (unaudited).	X
99.03	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X
99.04	Copy of the Settlement Agreement filed with the OCC on May 24, 2019. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 30, 2019 (File No. 1-12579) and incorporated by reference herein).	X	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Schema Document.	X	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X	X
101.DEF	Inline XBRL Definition Linkbase Document.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

* Represents executive compensation plans and arrangements.
+ Represents exhibits filed herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

OGE ENERGY CORP.
OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2019
Reserve for Uncollectible Accounts	$1.7	$2.2	$2.4	$1.5
Balance at December 31, 2020
Reserve for Uncollectible Accounts	$1.5	$3.0	$1.9	$2.6
Balance at December 31, 2021
Reserve for Uncollectible Accounts	$2.6	$3.2	$3.4	$2.4
(A)Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 23rd, 2022.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 23, 2022

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 23, 2022

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer.	February 23, 2022

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 23, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 23rd, 2022.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 23, 2022

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 23, 2022

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer.	February 23, 2022

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 23, 2022