Form 10-Q
period 2022-03-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2022-05-05
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
OGE Energy Corp. ☐  Yes  ☑ No        Oklahoma Gas and Electric Company ☐  Yes  ☑ No

At March 31, 2022, there were 200,202,672 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At March 31, 2022, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint Energy, Inc. (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
ISO	Independent system operator
MWh	Megawatt-hour
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOPR	Notice of proposed rulemaking
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
ODFA	Oklahoma Development Finance Authority
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and 25.5 percent owner of Enable (prior to December 2, 2021)
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
RTO	Regional transmission organization
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021
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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2021 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•the impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in the Registrants' markets with an unclear path to national and global economic recovery;
•potential employee engagement issues and/or increased rates of employee turnover if federal or state authorities impose COVID-19-related vaccine or testing mandates;
•global events that could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, supply chain disruptions and uncertainty surrounding continued hostilities or sustained military campaigns;
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
•difficulty in making accurate assumptions and projections regarding future distributions associated with OGE Energy's investment in Energy Transfer's equity securities, as OGE Energy does not control Energy Transfer; and
•other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Registrants' 2021 Form 10-K.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$578.1	$1,621.0
Other revenues	11.2	9.6
Operating revenues	589.3	1,630.6
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	255.7	1,346.8
OPERATING EXPENSES
Other operation and maintenance	115.0	109.3
Depreciation and amortization	107.4	98.7
Taxes other than income	28.1	27.2
Operating expenses	250.5	235.2
OPERATING INCOME	83.1	48.6
OTHER INCOME (EXPENSE)
Gain (loss) on equity securities (Note 1)	282.3	—
Equity in earnings of unconsolidated affiliates	—	53.2
Allowance for equity funds used during construction	1.3	1.3
Other net periodic benefit expense	(9.4)	(1.4)
Other income	22.6	3.0
Other expense	(5.2)	(2.0)
Net other income	291.6	54.1
INTEREST EXPENSE
Interest on long-term debt	39.4	38.4
Allowance for borrowed funds used during construction	(1.2)	(0.8)
Interest on short-term debt and other interest charges	1.9	1.8
Interest expense	40.1	39.4
INCOME BEFORE TAXES	334.6	63.3
INCOME TAX EXPENSE	55.1	10.6
NET INCOME	$279.5	$52.7
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.6	200.1
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.40	$0.26
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.39	$0.26

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$279.5	$52.7
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0 and $0.0, respectively	0.1	—
Amortization of deferred net loss, net of tax of $0.1 and $0.2, respectively	0.3	0.6
Settlement cost, net of tax of $2.2 and $1.0, respectively	7.4	3.1
Postretirement benefit plans:
Amortization of prior service credit, net of tax of $0.0 and ($0.1), respectively	—	(0.3)
Other comprehensive gain from unconsolidated affiliates, net of tax of $0.0 and $0.0, respectively	—	0.1
Other comprehensive income, net of tax	7.8	3.5
Comprehensive income	$287.3	$56.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$279.5	$52.7
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	107.4	98.7
Deferred income taxes and other tax credits, net	47.5	8.7
(Gain) loss on investment in equity securities	(282.3)	—
Equity in earnings of unconsolidated affiliates	—	(53.2)
Distributions from unconsolidated affiliates	—	18.3
Allowance for equity funds used during construction	(1.3)	(1.3)
Stock-based compensation expense	2.3	2.5
Regulatory assets	(35.5)	(859.9)
Regulatory liabilities	(19.1)	(16.3)
Other assets	4.3	(5.5)
Other liabilities	(6.4)	(45.4)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	0.4	26.0
Income taxes receivable	1.6	1.7
Fuel, materials and supplies inventories	(25.3)	(7.0)
Fuel recoveries	(30.4)	(104.9)
Other current assets	10.0	(2.5)
Accounts payable	24.5	(28.7)
Other current liabilities	(18.3)	(24.1)
Net cash provided from (used in) operating activities	58.9	(940.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(220.1)	(158.4)
Other	(0.3)	(0.6)
Net cash used in investing activities	(220.4)	(159.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	244.6	1,183.1
Dividends paid on common stock	(82.3)	(81.7)
Cash paid for employee equity-based compensation and expense of common stock	(0.8)	(3.3)
Net cash provided from financing activities	161.5	1,098.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(1.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	1.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2022	2021
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $2.4, respectively	$164.6	$162.3
Accrued unbilled revenues	62.3	65.0
Income taxes receivable	1.0	2.6
Fuel inventories	64.3	40.6
Materials and supplies, at average cost	119.5	117.9
Fuel clause under recoveries	182.3	151.9
Other	63.4	73.3
Total current assets	657.4	613.6
OTHER PROPERTY AND INVESTMENTS
Equity securities investment in Energy Transfer	1,067.4	785.1
Other	116.6	120.0
Total other property and investments	1,184.0	905.1
PROPERTY, PLANT AND EQUIPMENT
In service	14,111.7	13,899.8
Construction work in progress	229.6	252.0
Total property, plant and equipment	14,341.3	14,151.8
Less: accumulated depreciation	4,370.0	4,318.9
Net property, plant and equipment	9,971.3	9,832.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,256.7	1,230.8
Other	24.2	24.0
Total deferred charges and other assets	1,280.9	1,254.8
TOTAL ASSETS	$13,093.6	$12,606.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$731.5	$486.9
Accounts payable	300.9	274.0
Dividends payable	82.1	82.1
Customer deposits	81.5	81.1
Accrued taxes	39.9	52.9
Accrued interest	42.6	40.8
Accrued compensation	26.0	37.7
Other	38.3	34.1
Total current liabilities	1,342.8	1,089.6
LONG-TERM DEBT	4,497.0	4,496.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	148.8	159.8
Deferred income taxes	1,385.6	1,333.3
Deferred investment tax credits	14.2	12.8
Regulatory liabilities	1,223.3	1,231.1
Other	219.2	227.1
Total deferred credits and other liabilities	2,991.1	2,964.1
Total liabilities	8,830.9	8,550.1
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,127.2	1,125.8
Retained earnings	3,152.6	2,955.4
Accumulated other comprehensive loss, net of tax	(17.0)	(24.8)
Treasury stock, at cost	(0.1)	(0.1)
Total stockholders' equity	4,262.7	4,056.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,093.6	$12,606.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	279.5	—	279.5
Other comprehensive income, net of tax	—	—	—	—	—	—	7.8	7.8
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.3)	—	(82.3)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Balance at March 31, 2022	200.1	$2.0	—	$(0.1)	$1,125.2	$3,152.6	$(17.0)	$4,262.7

Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	52.7	—	52.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(81.7)	—	(81.7)
Stock-based compensation	—	—	(0.1)	5.2	(6.0)	—	—	(0.8)
Balance at March 31, 2021	200.1	$2.0	—	$(0.1)	$1,116.6	$2,515.6	$(28.6)	$3,605.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$578.1	$1,621.0
Other revenues	11.2	9.6
Operating revenues	589.3	1,630.6
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	255.7	1,346.8
OPERATING EXPENSES
Other operation and maintenance	115.5	110.3
Depreciation and amortization	107.4	98.7
Taxes other than income	26.8	25.7
Operating expenses	249.7	234.7
OPERATING INCOME	83.9	49.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.3	1.3
Other net periodic benefit expense	(1.4)	(0.9)
Other income	1.2	1.7
Other expense	(0.4)	(0.4)
Net other income	0.7	1.7
INTEREST EXPENSE
Interest on long-term debt	38.5	38.4
Allowance for borrowed funds used during construction	(1.2)	(0.8)
Interest on short-term debt and other interest charges	0.9	0.8
Interest expense	38.2	38.4
INCOME BEFORE TAXES	46.4	12.4
INCOME TAX EXPENSE	7.4	1.2
NET INCOME	$39.0	$11.2
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$39.0	$11.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39.0	$11.2
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	107.4	98.7
Deferred income taxes and other tax credits, net	4.5	0.8
Allowance for equity funds used during construction	(1.3)	(1.3)
Stock-based compensation expense	0.8	0.4
Regulatory assets	(35.5)	(859.9)
Regulatory liabilities	(19.1)	(16.3)
Other assets	0.5	(4.4)
Other liabilities	(8.5)	(34.8)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	0.2	27.7
Fuel, materials and supplies inventories	(25.3)	(7.0)
Fuel recoveries	(30.4)	(104.9)
Other current assets	9.2	0.6
Accounts payable	27.6	(29.1)
Income taxes payable - parent	2.8	0.8
Other current liabilities	(20.5)	(22.4)
Net cash provided from (used in) operating activities	51.4	(939.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(220.1)	(158.4)
Net cash used in investing activities	(220.1)	(158.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	182.5	—
Changes in advances with parent	(13.8)	568.3
Capital contribution from OGE Energy	—	530.0
Net cash provided from financing activities	168.7	1,098.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2022	2021
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $2.4, respectively	$164.5	$162.0
Accrued unbilled revenues	62.3	65.0
Fuel inventories	64.3	40.6
Materials and supplies, at average cost	119.5	117.9
Fuel clause under recoveries	182.3	151.9
Other	58.5	67.7
Total current assets	651.4	605.1
OTHER PROPERTY AND INVESTMENTS	3.8	3.9
PROPERTY, PLANT AND EQUIPMENT
In service	14,105.6	13,893.7
Construction work in progress	229.6	252.0
Total property, plant and equipment	14,335.2	14,145.7
Less: accumulated depreciation	4,370.0	4,318.9
Net property, plant and equipment	9,965.2	9,826.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	1,256.7	1,230.8
Other	21.7	21.4
Total deferred charges and other assets	1,278.4	1,252.2
TOTAL ASSETS	$11,898.8	$11,688.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2022	2021
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term debt	$182.5	$—
Accounts payable	270.5	240.6
Advances from parent	90.3	101.3
Customer deposits	81.5	81.1
Accrued taxes	31.9	50.8
Accrued interest	41.3	40.4
Accrued compensation	20.5	27.8
Other	38.2	33.8
Total current liabilities	756.7	575.8
LONG-TERM DEBT	3,997.1	3,996.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	70.7	75.1
Deferred income taxes	1,007.2	1,000.4
Deferred investment tax credits	14.2	12.8
Regulatory liabilities	1,223.3	1,231.1
Other	187.0	193.5
Total deferred credits and other liabilities	2,502.4	2,512.9
Total liabilities	7,256.2	7,085.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,572.5	1,571.7
Retained earnings	3,070.1	3,031.1
Total stockholder's equity	4,642.6	4,602.8
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,898.8	$11,688.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	39.0	39.0
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2022	40.4	$100.9	$1,471.6	$3,070.1	$4,642.6

Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	11.2	11.2
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	0.5	—	0.5
Balance at March 31, 2021	40.4	$100.9	$1,469.1	$2,947.3	$4,517.3

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

	OGE Energy	OG&E
Note 1. Summary of Significant Accounting Policies	X	X
Note 2. Accounting Pronouncements	X	X
Note 3. Revenue Recognition	X	X
Note 4. Related Party Transactions	X	X
Note 5. Fair Value Measurements	X	X
Note 6. Stock-Based Compensation	X	X
Note 7. Income Taxes	X	X
Note 8. Common Equity	X
Note 9. Long-Term Debt	X	X
Note 10. Short-Term Debt and Credit Facilities	X	X
Note 11. Retirement Plans and Postretirement Benefit Plans	X	X
Note 12. Report of Business Segments	X
Note 13. Commitments and Contingencies	X	X
Note 14. Rate Matters and Regulation	X	X

1.Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas and natural gas, crude oil and NGLs across the U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. On December 2, 2021, Energy Transfer and Enable closed their merger transaction. For periods prior to the closing date, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment.

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

Natural Gas Midstream Operations. As indicated above, on December 2, 2021, Enable and Energy Transfer closed their merger transaction. As a result of such transaction, OGE Energy exchanged its investment in Enable for limited partner units of Energy Transfer, and Sean Trauschke and Luke Corbett, OGE Energy's representatives on the board of Enable's general partner, ceased serving as directors of the general partner of Enable. Subsequent to the merger, OGE Energy's natural gas midstream operations segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At March 31, 2022, OGE Energy owned 95,389,721 of Energy Transfer's limited partner units, which represented an approximately three percent ownership based on the latest publicly available information filed by Energy Transfer. OGE Energy does not own general partner units in or have board representation at Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities, as further discussed below. OGE Energy intends to exit the midstream segment in a prudent manner.

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
In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at March 31, 2022 and December 31, 2021, the results of the Registrants' operations for the three months ended March 31, 2022 and 2021 and the Registrants' cash flows for the three months ended March 31, 2022 and 2021 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2022 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2021 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2022	2021
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$182.3	$151.9
SPP cost tracker under recovery (A)	9.4	9.3
Oklahoma Energy Efficiency Rider under recoveries (A)	3.4	11.7
Other (A)	8.3	9.7
Total current regulatory assets	$203.4	$182.6
Non-current:
Oklahoma Winter Storm Uri costs	$749.2	$747.9
Oklahoma deferred storm expenses	204.6	172.8
Benefit obligations regulatory asset	104.4	109.2
Arkansas Winter Storm Uri costs	86.3	88.9
Pension tracker	45.4	42.9
Sooner Dry Scrubbers	18.7	18.9
Arkansas deferred pension expenses	12.3	12.1
Unamortized loss on reacquired debt	8.7	8.9
COVID-19 impacts	8.1	8.2
Frontier Plant deferred expenses	6.4	6.7
Smart Grid	2.2	3.9
Other	10.4	10.4
Total non-current regulatory assets	$1,256.7	$1,230.8
REGULATORY LIABILITIES
Current:
Other (B)	$1.6	$2.5
Total current regulatory liabilities	$1.6	$2.5
Non-current:
Income taxes refundable to customers, net	$927.3	$930.7
Accrued removal obligations, net	292.7	296.8
Other	3.3	3.6
Total non-current regulatory liabilities	$1,223.3	$1,231.1
(A)Included in Other Current Assets in the condensed balance sheets.
(B)Included in Other Current Liabilities in the condensed balance sheets.

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

Investment in Equity Securities of Energy Transfer

OGE Energy accounts for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." OGE Energy presents the Energy Transfer equity securities at estimated fair value in its balance sheet. OGE Energy presents realized and unrealized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its statement of income, as appropriate. For the three months ended March 31, 2022, OGE Energy recognized a pre-tax unrealized gain of $282.3 million related to its investment in Energy Transfer's equity securities.

Distributions received from Energy Transfer were $16.7 million during the three months ended March 31, 2022, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement. On April 26, 2022, Energy Transfer announced an approximately 14 percent increase in its quarterly cash distribution, resulting in a distribution of $0.20 per unit on its outstanding common units that will be paid on May 19, 2022 to unitholders of record as of the close of business on May 9, 2022.

As previously disclosed, OGE Energy intends to become a pure play electric utility by exiting its investment in Energy Transfer's equity securities, and unit sales commenced subsequent to March 31, 2022. Through the end of April 2022, OGE Energy has sold 21.75 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $246.0 million and a remaining ownership percentage of approximately two percent based on the latest publicly available information filed by Energy Transfer.

Investment in Unconsolidated Affiliates (Enable)

For more information concerning OGE Energy's former equity method investment in Enable, including the merger transaction with Energy Transfer and OGE Energy's previous accounting for its investment in Enable, see Notes 1 and 5 within "Item 8. Financial Statements and Supplementary Data" in OGE Energy's 2021 Form 10-K. Prior to December 2, 2021, OGE Energy's investment in Enable was considered to be a variable interest entity; however, OGE Energy was not considered the primary beneficiary of Enable. Under the equity method of accounting, the investment was adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences. In this Form 10-Q, Enable activity is included for the relevant portion of OGE Energy's 2021 information presented through December 2, 2021.

OGE Energy considered distributions received from Enable which did not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and were classified as operating activities in the statements of cash flows. OGE Energy considered distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the statements of cash flows. Distributions received from Enable were $18.3 million during the three months ended March 31, 2021.

The following table presents a reconciliation of OGE Energy's equity in earnings of unconsolidated affiliates for the three months ended March 31, 2021.

Three Months Ended
(In millions)	March 31, 2021
Enable net income	$155.0
OGE Energy's percent ownership at period end	25.5%
OGE Energy's portion of Enable net income	$39.5
Amortization of basis difference and dilution recognition (A)	13.7
Equity in earnings of unconsolidated affiliates	$53.2
(A)Includes loss on dilution, net of proportional basis difference recognition.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2022 and 2021. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2021	$(26.1)	$1.3	$(24.8)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.4	—	0.4
Settlement cost	7.4	—	7.4
Balance at March 31, 2022	$(18.3)	$1.3	$(17.0)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(34.1)	$3.3	$(1.3)	$(32.1)
Other comprehensive income before reclassifications	—	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(0.3)	—	0.3
Settlement cost	3.1	—	—	3.1
Balance at March 31, 2021	$(30.4)	$3.0	$(1.2)	$(28.6)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income (loss) during the three months ended March 31, 2022 and 2021.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended
	March 31,
(In millions)	2022	2021
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.4)	$(0.8)	(A)
Prior service cost	(0.1)	—	(A)
Settlement cost	(9.6)	(4.1)	(A)
	(10.1)	(4.9)	Income Before Taxes
	(2.3)	(1.2)	Income Tax Expense
	$(7.8)	$(3.7)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$—	$0.4	(A)
	—	0.4	Income Before Taxes
	—	0.1	Income Tax Expense
	$—	$0.3	Net Income

Total reclassifications for the period, net of tax	$(7.8)	$(3.4)	Net Income
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

	Three Months Ended March 31,
(In millions)	2022	2021
Residential	$226.8	$568.2
Commercial	128.1	307.5
Industrial	57.4	146.7
Oilfield	53.2	160.8
Public authorities and street light	48.0	123.1
System sales revenues	513.5	1,306.3
Provision for tax refund	(0.6)	—
Integrated market	22.8	302.1
Transmission	35.8	36.3
Other	6.6	(23.7)
Revenues from contracts with customers (A)	$578.1	$1,621.0
(A)In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Operating revenues for the three months ended March 31, 2021 significantly increased due to increased fuel, purchased power and direct transmission expenses, which are generally recoverable from customers, as a result of Winter Storm Uri. For further discussion, see Note 14 and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation."

4.Related Party Transactions

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

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $32.9 million and $35.8 million during the three months ended March 31, 2022 and 2021, respectively.

OGE Energy and Enable

Prior to December 2, 2021, OGE Energy and Enable were parties to several agreements whereby OGE Energy provided specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.1 million during the three months ended March 31, 2021. OGE Energy had accounts receivable from Enable for amounts billed for support services of $0.3 million as of December 31, 2021, which is included in Accounts Receivable in OGE Energy's 2021 consolidated balance sheet.

OG&E and Enable

Enable provided gas transportation services to OG&E pursuant to agreements, which expire in May 2024 and December 2038, that granted Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchased gas from Enable when Enable's deliveries exceeded OG&E's pipeline receipts. Enable purchased gas from OG&E when OG&E's pipeline receipts exceeded Enable's deliveries. Further, an additional gas transportation services contract with Enable became effective in December 2018 related to the project to convert Muskogee Units 4 and 5 from coal to natural gas. Upon the closing of the merger between Enable and Energy Transfer, these contracts were assumed by Energy Transfer. The following table presents summarized related party transactions between OG&E and Enable during the three months ended March 31, 2021.

Three Months Ended
(In millions)	March 31, 2021
Operating revenues:
Electricity to power electric compression assets	$2.6
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$4.7
Natural gas purchases (sales)	$(12.2)

5.Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. The following table presents OGE Energy's financial instrument measured at fair value on a recurring basis and the carrying amount and fair value of the Registrants' financial instruments at March 31, 2022 and December 31, 2021, as well as the classification level within the fair value hierarchy.

	March 31,		December 31,
	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Financial instrument measured at fair value on a recurring basis:
OGE Energy investment in Energy Transfer's equity securities	$1,067.4	$1,067.4	$785.1	$785.1	Level 1

Financial instruments for which fair value is only disclosed:
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$499.9	$489.9	$499.9	$497.8	Level 2
OG&E Senior Notes	$3,852.4	$4,045.6	$3,851.8	$4,460.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.3	$9.1	$9.3	$10.0	Level 3

6.Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2022 and 2021 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy		OG&E
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2022	2021	2022	2021
Performance units - total shareholder return	$1.8	$2.0	$0.6	$0.4
Restricted stock units	0.5	0.5	0.2	—
Total compensation expense	$2.3	$2.5	$0.8	$0.4
Income tax benefit	$0.6	$0.6	$0.2	$0.1

During the three months ended March 31, 2022, OGE Energy issued 27,278 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan and issued an immaterial amount of treasury stock to satisfy payouts of restricted stock unit grants to the Registrants' employees.

During the three months ended March 31, 2022, OGE Energy granted 216,437 performance units (based on total shareholder return over a three-year period) and 116,539 restricted stock units (primarily a three-year cliff vesting period) to employees at $41.10 and $35.72 fair value per share, respectively. Of those performance units and restricted stock units granted, 60,923 and 32,804 were granted to OG&E employees, respectively, at $41.10 and $35.72 fair value per share, respectively.

7.Income Taxes

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2018. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Additionally, OG&E earned federal tax credits associated with production from its wind facilities through January 2022. Oklahoma production and investment state tax credits are also earned on investments in electric and solar generating facilities which further reduce OG&E's effective tax rate.

8.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2022.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to OGE Energy by the weighted-average number of OGE Energy's common shares outstanding during the period. In the calculation of diluted earnings per share, weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities for OGE Energy consist of performance units and restricted stock units. The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

	Three Months Ended March 31,
(In millions except per share data)	2022	2021
Net income	$279.5	$52.7
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.4	—
Diluted average common shares outstanding	200.6	200.1
Basic earnings per average common share	$1.40	$0.26
Diluted earnings per average common share	$1.39	$0.26
Anti-dilutive shares excluded from earnings per share calculation	—	—

9.Long-Term Debt

At March 31, 2022, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.11%	-	0.64%	Garfield Industrial Authority, January 1, 2025	$47.0
0.11%	-	0.57%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	-	0.64%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

10.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OGE Energy had $731.5 million and $486.9 million of short-term debt at March 31, 2022 and December 31, 2021, respectively. OG&E had $90.3 million and $101.3 million in advances from OGE Energy at March 31, 2022 and December 31, 2021, respectively.

The following table presents information regarding the Registrants' revolving credit agreements at March 31, 2022.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$549.0	1.14%	(E)	December 17, 2026
OG&E (C)(D)	550.0	182.9	1.11%	(E)	December 17, 2026
Total	$1,100.0	$731.9	1.14%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2022.
(B)This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(D)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2026. At March 31, 2022, there were $48.7 million in intercompany borrowings under this agreement.
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

11.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the three months ended March 31, 2022, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OGE Energy	March 31,		March 31,
(In millions)	2022	2021	2022	2021
Service cost	$2.2	$3.0	$0.3	$0.1
Interest cost	3.4	3.5	—	—
Expected return on plan assets	(6.8)	(8.4)	—	—
Amortization of net loss	1.9	2.8	—	0.1
Amortization of unrecognized prior service cost (A)	—	—	0.1	—
Settlement cost	13.2	26.4	—	—
Total net periodic benefit cost	13.9	27.3	0.4	0.2
Less: Amount paid by unconsolidated affiliates	—	0.1	—	—
Net periodic benefit cost	$13.9	$27.2	$0.4	$0.2
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OG&E	March 31,		March 31,
(In millions)	2022	2021	2022	2021
Service cost	$1.7	$2.1	$—	$—
Interest cost	2.6	2.5	—	—
Expected return on plan assets	(5.3)	(6.1)	—	—
Amortization of net loss	1.6	2.0	—	—
Settlement cost	3.6	22.2	—	—
Total net periodic benefit cost	4.2	22.7	—	—
Plus: Amount allocated from OGE Energy	1.8	3.9	0.4	0.2
Net periodic benefit cost	$6.0	$26.6	$0.4	$0.2

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans for the three months ended March 31, 2022 and 2021, the Registrants recognized the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Increase of regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.9	$20.7
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$4.7	$23.7
Arkansas jurisdiction (A)	$0.4	$2.2
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2022	2021	2022	2021
Service cost	$0.1	$0.1	$—	$0.1
Interest cost	0.9	0.8	0.7	0.6
Expected return on plan assets	(0.4)	(0.5)	(0.4)	(0.4)
Amortization of net loss	0.5	0.7	0.5	0.7
Amortization of unrecognized prior service cost (A)	(1.0)	(1.7)	(0.9)	(1.3)
Total net periodic benefit cost	0.1	(0.6)	(0.1)	(0.3)
Less: Amount paid by unconsolidated affiliates (B)	—	(0.1)
Plus: Amount allocated from OGE Energy (B)			—	(0.1)
Net periodic benefit cost	$0.1	$(0.5)	$(0.1)	$(0.4)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three months ended March 31, 2022 and 2021, the Registrants recognized the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Increase (decrease) of regulatory liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.3)	$0.1
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2022	2021	2022	2021
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8	$0.7	$0.7
Capitalized portion of net periodic postretirement benefit cost	$0.1	$0.1	$—	$—

12.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Prior to the Enable and Energy Transfer merger closing on December 2, 2021, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. Subsequent to December 2, 2021, OGE Energy's natural gas midstream operations segment includes its investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$589.3	$—	$—	$—	$589.3
Fuel, purchased power and direct transmission expense	255.7	—	—	—	255.7
Other operation and maintenance	115.5	0.7	(1.2)	—	115.0
Depreciation and amortization	107.4	—	—	—	107.4
Taxes other than income	26.8	—	1.3	—	28.1
Operating income (loss)	83.9	(0.7)	(0.1)	—	83.1
Gain (loss) on equity securities	—	282.3	—	—	282.3
Other income	0.7	8.7	—	(0.1)	9.3
Interest expense	38.2	—	2.0	(0.1)	40.1
Income tax expense (benefit)	7.4	60.2	(12.5)	—	55.1
Net income	$39.0	$230.1	$10.4	$—	$279.5
Total assets	$11,898.8	$1,068.8	$320.9	$(194.9)	$13,093.6

Three Months Ended March 31, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,630.6	$—	$—	$—	$1,630.6
Fuel, purchased power and direct transmission expense	1,346.8	—	—	—	1,346.8
Other operation and maintenance	110.3	0.4	(1.4)	—	109.3
Depreciation and amortization	98.7	—	—	—	98.7
Taxes other than income	25.7	0.1	1.4	—	27.2
Operating income (loss)	49.1	(0.5)	—	—	48.6
Equity in earnings of unconsolidated affiliates	—	53.2	—	—	53.2
Other income (expense)	1.7	(0.5)	(0.1)	(0.2)	0.9
Interest expense	38.4	—	1.2	(0.2)	39.4
Income tax expense (benefit)	1.2	14.3	(4.9)	—	10.6
Net income	$11.2	$37.9	$3.6	$—	$52.7
Investment in unconsolidated affiliates	$—	$409.2	$—	$—	$409.2
Total assets	$11,248.2	$415.4	$521.6	$(396.5)	$11,788.7

13.Commitments and Contingencies

Except as set forth below, in Note 14 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 15 and 16 to the financial statements included in the

Registrants' 2021 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' material commitments and contingent liabilities.

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

14.Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 16 to the financial statements included in the Registrants' 2021 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

APSC Proceedings

Arkansas 2021 Formula Rate Plan Filing

In October 2021, OG&E filed its fourth evaluation report under its Formula Rate Plan, and on February 1, 2022, OG&E, the APSC General Staff and the Office of the Arkansas Attorney General filed a non-unanimous joint settlement agreement, which includes an annual electric revenue increase of $4.2 million. The only non-signatory to the settlement agreement agreed not to oppose the settlement. On March 4, 2022, the APSC issued a final order approving the non-unanimous settlement agreement, and new rates became effective April 1, 2022.

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

In February 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. In March 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The court issued a decision on August 27, 2021, denying review and holding that the SPP was prohibited by the filed rate doctrine from imposing Z2 charges during the 2008 through 2015 historical period. The court further held that the FERC reasonably exercised its remedial authority to order the SPP to refund the retroactive upgrade charge. The court did not direct a time frame or procedures for the SPP to implement refunds. OG&E and the SPP filed a petition for rehearing of the court's decision, which was denied in October 2021. The court returned the matter to the FERC for action in accordance with its opinion in November 2021.

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings it made with the FERC while the appeal was pending that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed an update on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. It also urged that all pending complaint proceedings, including four complaints against the SPP, be resolved before the refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of March 31, 2022, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

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

Incentive Adders for Transmission Rates

The FERC issued a NOPR in March 2020, and issued a supplemental NOPR in April 2021, proposing to update its transmission incentives policy. Among other things, the NOPR proposes (i) the current 50-basis point return on equity adder for RTO/ISO participation would be applicable only to transmitting utilities that join an RTO/ISO, and this incentive would only apply for the first three years in which the utility is an RTO/ISO member and (ii) transmitting utilities that have been members of an RTO/ISO for three years or more, such as OG&E, would be required to make a compliance filing to remove the existing return on equity adder from their rates. OG&E is currently evaluating the potential impacts of this proposed rule. Currently, there is no specific deadline for the FERC to take further action, and it is unknown whether the FERC will address the RTO participation adder individually or as part of a larger order on transmission incentives.

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

On May 20, 2021, OG&E filed a motion for suspension of procedural schedule, which the APSC approved, to investigate and evaluate the potential securitization recovery of the Arkansas jurisdictional portion of the Winter Storm Uri costs. OG&E may apply for securitization in mid-2022 if it is deemed to strike the right balance between protecting the credit strength of OG&E and providing customer savings. As of March 31, 2022, OG&E has deferred $86.3 million to a regulatory asset, as indicated in Note 1.

Arkansas 2021 Formula Rate Plan Filing - Extension

In October 2021, OG&E filed a request to extend its Formula Rate Plan Rider for an additional five years. On April 1, 2022, the APSC issued an order granting OG&E an extension of the Formula Rate Plan Rider under the terms and conditions to be detailed in a subsequent order no later than May 18, 2022.

OCC Proceedings

Winter Storm Uri

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 22, 2021, the ODFA requested the Oklahoma Supreme Court to certify the proposed securitization bonds. On May 3, 2022, the Oklahoma Supreme Court issued a decision approving the securitization bonds. OG&E continues to work with the ODFA to issue bonds consistent with the OCC's order. The securitization process is expected to be completed in mid-2022.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $31.4 million to $42.7 million for all five cases, of which $3.2 million to $5.1 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

2021 Oklahoma General Rate Review

In December 2021, OG&E filed a general rate review in Oklahoma seeking a rate increase of $163.5 million and a 10.2 percent return on equity based on a common equity percentage of 53.37 percent. The rate review includes a request for recovery of $1.2 billion of capital investment since the last general rate review. On April 27, 2022, initial intervenor testimony was filed with the OCC, and a hearing on the merits is expected to be held toward the end of the second quarter of 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas and natural gas, crude oil and NGLs across the U.S. OGE Energy conducts these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. On December 2, 2021, Energy Transfer and Enable closed their merger transaction. For periods prior to the closing date, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment.

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

Natural Gas Midstream Operations. OGE Energy's natural gas midstream operations segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At March 31, 2022, OGE Energy owned 95,389,721 of Energy Transfer's limited partner units, which represented an approximately three percent ownership based on the latest publicly available information filed by Energy Transfer. OGE Energy does not own general partner units in or have board representation at Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities. OGE Energy intends to exit the midstream segment in a prudent manner. As disclosed in OGE Energy's 2021 Form 10-K, Energy Transfer is subject to risks including the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19 or other global macroeconomic pressures, including negative impacts on demand and commodity prices and rising inflation, could exacerbate these risks, as experienced currently and within the last two years. If any of those risks were to occur or reoccur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

Overview

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities and encourage growth and a higher quality of life. OGE Energy's purpose comes with a balanced approach to multifaceted stewardship: keeping its employees (internally referred to as "members") safe, reducing its environmental impact, strengthening its diverse communities and ensuring its effective corporate governance. OGE Energy's business model is centered around growth and sustainability for members, communities and customers and the owners of OGE Energy, its shareholders. OGE Energy's vision for a more sustainable future includes protecting the environment through innovative solutions, serving the needs of customers by adopting cleaner energy, minimizing OGE Energy's reliance on freshwater resources and preserving the biodiversity of OGE Energy's region to reduce its environmental footprint.

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

Recent Developments

Winter Storm Uri - Oklahoma Securitization

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 22, 2021, the ODFA requested the Oklahoma Supreme Court to certify the proposed securitization bonds. On May 3, 2022, the Oklahoma Supreme Court issued a decision approving the securitization bonds. OG&E continues to work with the ODFA to issue bonds consistent with the OCC's order. The securitization process is expected to be completed in mid-2022.

COVID-19 Pandemic and Global Macroeconomic Pressures

The ongoing global COVID-19 pandemic, geopolitical events and related governmental and business responses continue to have an impact on the Registrants' operations, supply chains and end-user customers. The Registrants have experienced raw material inflation, logistical challenges and certain component shortages. Supply chain disruption, including the Anti-Dumping and Countervailing Duty review by the U.S. Department of Commerce, may increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects. The timing and extent of the financial impact from these events are still uncertain, and the Registrants cannot predict the magnitude of the impact to the results of their business and results of operations.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 14 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

OGE Energy's net income was $279.5 million, or $1.39 per diluted share, during the three months ended March 31, 2022 as compared to $52.7 million, or $0.26 per diluted share, during the same period in 2021. The increase in net income of $226.8 million, or $1.13 per diluted share, is further discussed below.

•An increase in net income at OG&E of $27.8 million, or $0.13 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by the loss from the Guaranteed Flat Bill program in 2021 during Winter Storm Uri and revenues from the recovery of capital investments (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher income tax expense and higher other operation and maintenance expense.
•An increase in net income at OGE Holdings of $192.2 million, or $0.96 per diluted share of OGE Energy's common stock, was primarily due to a $282.3 million pre-tax unrealized gain on OGE Energy's investment in Energy Transfer's equity securities, partially offset by a decrease in equity in earnings of Enable, which was driven by the merger of Enable and Energy Transfer closing in December 2021, and higher income tax expense.
•An increase in net income of other operations (holding company) of $6.8 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher income tax benefit in 2022 as a result of a consolidating tax adjustment related to the unrealized gain on OGE Energy's investment in Energy Transfer's equity securities during the interim period that will reverse over the course of the year.

2022 Outlook

OG&E's 2022 earnings guidance is unchanged and is between approximately $375 million to $395 million, or $1.87 to $1.97 per average diluted share. As indicated in its 2021 Form 10-K, OGE Energy did not issue guidance for its natural gas midstream operations segment and therefore did not issue 2022 consolidated earnings guidance. See OGE Energy's 2021 Form 10-K for other key factors and assumptions underlying its 2022 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three months ended March 31, 2022 as compared to the same period in 2021 and the Registrants' financial position at March 31, 2022. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
OGE Energy	March 31,
(In millions, except per share data)	2022	2021
Net income	$279.5	$52.7
Basic average common shares outstanding	200.2	200.1
Diluted average common shares outstanding	200.6	200.1
Basic earnings per average common share	$1.40	$0.26
Diluted earnings per average common share	$1.39	$0.26
Dividends declared per common share	$0.41000	$0.40250

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net income:
OG&E (Electric Utility)	$39.0	$11.2
OGE Holdings (Natural Gas Midstream Operations)	230.1	37.9
Other operations (A)	10.4	3.6
OGE Energy net income	$279.5	$52.7
(A)Other operations primarily includes the operations of the holding company and consolidating eliminations. For the three months ended March 31, 2022, other operations includes a tax benefit impact due to a consolidating tax adjustment of $11.9 million primarily related to the unrealized gain on OGE Energy's investment in Energy Transfer's equity securities during the interim period that will reverse over the course of the year.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Utility)

	Three Months Ended
	March 31,
(Dollars in millions)	2022	2021
Operating revenues	$589.3	$1,630.6
Fuel, purchased power and direct transmission expense	255.7	1,346.8
Other operation and maintenance	115.5	110.3
Depreciation and amortization	107.4	98.7
Taxes other than income	26.8	25.7
Operating income	83.9	49.1
Allowance for equity funds used during construction	1.3	1.3
Other net periodic benefit expense	1.4	0.9
Other income	1.2	1.7
Other expense	0.4	0.4
Interest expense	38.2	38.4
Income tax expense	7.4	1.2
Net income	$39.0	$11.2
Operating revenues by classification:
Residential	$231.7	$573.3
Commercial	131.5	309.7
Industrial	58.7	147.7
Oilfield	53.4	161.3
Public authorities and street light	49.4	123.9
System sales revenues	524.7	1,315.9
Provision for tax refund	(0.6)	—
Integrated market	22.8	302.1
Transmission	35.8	36.3
Other	6.6	(23.7)
Total operating revenues	$589.3	$1,630.6
MWh sales by classification (In millions)
Residential	2.5	2.5
Commercial	1.6	1.5
Industrial	1.0	1.0
Oilfield	1.0	1.0
Public authorities and street light	0.7	0.6
System sales	6.8	6.6
Integrated market	0.3	0.3
Total sales	7.1	6.9
Number of customers	882,499	871,494
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas (A)	6.064	43.843
Coal	2.752	1.786
Total fuel (A)	4.220	21.168
Total fuel and purchased power (A)	3.436	18.401
Degree days (B)
Heating - Actual	2,010	2,066
Heating - Normal	1,887	1,800
Cooling - Actual	3	6
Cooling - Normal	10	13
(A)Decreased primarily due to both elevated pricing from Winter Storm Uri and higher market prices related to increased natural gas prices in 2021.
(B)Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period. The calculation of heating and cooling degree normal days is based on a 30-year average and updated every ten years, which most recently occurred in mid-2021.

OG&E's net income increased $27.8 million during the three months ended March 31, 2022, as compared to the same period in 2021. The following section discusses the primary drivers for the change in net income during the three months ended March 31, 2022, as compared to the same period in 2021.
Operating revenues decreased $1,041.3 million, or 63.9 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$(1,091.1)
Other	(0.1)
Guaranteed Flat Bill program (B)	28.9
Price variance (C)	15.7
Quantity impacts (includes weather)	2.0
New customer growth	1.9
Industrial and oilfield sales	1.4
Change in operating revenues	$(1,041.3)
(A)These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the decrease in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)Increased primarily due to the loss from the Guaranteed Flat Bill program in 2021 related to Winter Storm Uri. The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which resulted in those customers not being allocated incremental fuel and purchased power costs incurred during Winter Storm Uri.
(C)Increased primarily due to increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider and the Oklahoma Production Tax Credit Rider.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $1,091.1 million, or 81.0 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$(605.0)	(83.6)%
Purchased power costs:
Purchases from SPP (B)	(483.2)	(82.2)%
Wind	(0.3)	(2.0)%
Other	(3.3)	(99.7)%
Transmission expense	0.7	4.0%
Change in fuel, purchased power and direct transmission expense	$(1,091.1)
(A)Decreased primarily due to inflated fuel costs in 2021 during Winter Storm Uri.
(B)Decreased primarily due to higher market prices in 2021 during Winter Storm Uri.

Other operation and maintenance expense increased $5.2 million, or 4.7 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Payroll and benefits	$3.9	6.3%
Vegetation management	1.9	25.2%
Other	3.5	4.8%
Capitalized labor	(4.1)	12.9%
Change in other operation and maintenance expense	$5.2

Depreciation and amortization expense increased $8.7 million, or 8.8 percent, primarily due to increased amortization of the regulatory asset related to storms and additional assets being placed into service.

Income tax expense increased $6.2 million, reflecting additional income taxes primarily related to higher pre-tax income, partially offset by increased amortization of regulatory deferred taxes.

OGE Holdings (Natural Gas Midstream Operations)

On December 2, 2021, Energy Transfer completed its previously announced acquisition of Enable. Prior to the Energy Transfer and Enable merger closing, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable, and subsequent to December 2, 2021, this segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Therefore, results of operations for the natural gas midstream operations segment are not comparable for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 1. Financial Statements" for further discussion of the unrealized gain on Energy Transfer's equity securities and dividend income recognized by OGE Energy for the three months ended March 31, 2022. See Enable's Form 10-Q for the quarterly period ended March 31, 2021 for further discussion of the primary drivers for Enable's operating results for the three months ended March 31, 2021.

OGE Holdings' income tax expense increased $45.9 million, or 76.2 percent, primarily due to higher pre-tax income, partially offset by state deferred tax adjustments related to OGE Energy's midstream investments in Energy Transfer.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Three Months Ended
	March 31,		2022 vs. 2021
(Dollars in millions)	2022	2021	$ Change	% Change
Net cash provided from (used in) operating activities (A)	$58.9	$(940.2)	$999.1	*
Net cash used in investing activities (B)	$(220.4)	$(159.0)	$(61.4)	38.6%
Net cash provided from financing activities (C)	$161.5	$1,098.1	$(936.6)	(85.3)%
* Change is greater than 100 percent.
(A)Changed primarily due to a decrease in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri in 2021.
(B)Changed primarily due to increased spending on power delivery projects at OG&E.
(C)Changed primarily due to decreased short-term debt, which was used to provide additional liquidity for the fuel and purchased power costs incurred by OG&E related to Winter Storm Uri in 2021.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at March 31, 2022 compared to December 31, 2021.

Fuel Inventories increased $23.7 million, or 58.4 percent, primarily due to higher volumes and prices of coal and gas purchases.

Fuel Clause Recoveries increased $30.4 million, or 20.0 percent, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $9.9 million, or 13.5 percent, primarily due to a decrease in under-recovered riders and prepayments.

Short-term Debt increased $244.6 million, or 50.2 percent, primarily due to increased fuel and purchased power costs and working capital needs. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accounts Payable increased $26.9 million, or 9.8 percent, primarily due to the timing of vendor payments.

Accrued Taxes decreased $13.0 million, or 24.6 percent, primarily due to the timing of ad valorem payments, partially offset by tax accruals.

Accrued Compensation decreased $11.7 million, or 31.0 percent, primarily due to 2021 incentive compensation payouts that occurred in the first quarter of 2022, partially offset by 2022 accruals.

Other Current Liabilities increased $4.2 million, or 12.3 percent, primarily due to changes in amounts of taxes due.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2022 through 2026 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2021 Form 10-K and have not been updated at this time. The capital investments are customer-focused and targeted to maintain and improve the safety and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2021 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the resultant customer benefits. OGE Energy is evaluating infrastructure investments incremental to the amounts identified in the Registrants' 2021 Form 10-K related to new generation capacity needs as outlined in OG&E's October 2021 IRP, as well as additional grid investments to address customer growth and grid resiliency. Supply chain disruption may increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings will be adequate over the short-term and the long-term to meet anticipated cash needs and to fund future growth opportunities. In addition, distributions from Energy Transfer as well as proceeds from OGE Energy's sales of Energy Transfer limited partner units will be utilized to meet anticipated cash needs until OGE Energy exits its investment in Energy Transfer's equity securities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. The following table presents information about OGE Energy's revolving credit agreements at March 31, 2022.

(Dollars in millions)	March 31, 2022
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements	$368.1
Balance of cash and cash equivalents	$—

The following table presents information about OGE Energy's total short-term debt activity for the three months ended March 31, 2022.

(Dollars in millions)	Three Months Ended March 31, 2022
Average balance of short-term debt	$624.5
Weighted-average interest rate of average balance of short-term debt	0.53%
Maximum month-end balance of short-term debt	$731.5

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

Expected Issuance of Long-Term Debt

OG&E expects to issue $300.0 million in long-term debt in the second half of 2022 to support its current year capital investment plan.

Securitization of Oklahoma Winter Storm Uri Extreme Purchase Costs

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which includes estimated finance costs and is subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 22, 2021, the ODFA requested the Oklahoma Supreme Court to certify the proposed securitization bonds. On May 3, 2022, the Oklahoma Supreme Court issued a decision approving the securitization bonds. OG&E continues to work with the ODFA to issue bonds consistent with the OCC's order. The securitization process is expected to be completed in mid-2022.

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

Distributions by Energy Transfer

During the three months ended March 31, 2022, Energy Transfer made a distribution of $16.7 million to OGE Energy. On April 26, 2022, Energy Transfer announced an approximately 14 percent increase in its quarterly cash distribution, resulting in a distribution of $0.20 per unit on its outstanding common units that will be paid on May 19, 2022 to unitholders of record as of the close of business on May 9, 2022.

Sale of Energy Transfer's Equity Securities

As previously disclosed, OGE Energy intends to become a pure play electric utility by exiting its investment in Energy Transfer's equity securities, and unit sales commenced subsequent to March 31, 2022. Through the end of April 2022, OGE Energy has sold 21.75 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $246.0 million and a remaining ownership percentage of approximately two percent based on the latest publicly available information filed by Energy Transfer.

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

In management's opinion, the areas where the most significant judgment is exercised for the Registrants include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2021 Form 10-K.

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

The EPA revised the National Ambient Air Quality Standard for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the National Ambient Air Quality Standard in another state. In response to litigation, on April 6, 2022, the EPA published a proposed federal implementation plan under the Cross State Air Pollution Rule intended to reduce interstate NOx emissions contributions. The federal implementation plan, which includes Oklahoma among 24 other states, proposes to limit the current emissions budgets over four years for certain generating units including ten of OG&E's units beginning in 2023. OG&E is currently reviewing the proposal; comments will be due to the EPA by June 6, 2022. OG&E is closely monitoring this issue due to possible future impacts; however, it is unknown at this time what, if any, potential material impacts will result from the EPA action.

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ was to identify any cost-effective control measures in a Regional Haze SIP to be submitted to the EPA for approval by July 31, 2021. To date, the ODEQ has not submitted its SIP to the EPA for review and approval. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

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

In October 2021, OG&E issued its most recent IRP to the OCC and APSC that proposes to expand its renewable generation fleet, including the development of additional solar resources. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has authorized the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

On November 9, 2021, the USFWS published a proposed rule to list the Alligator Snapping Turtle as threatened under the Endangered Species Act, along with a 4(d) rule that would provide conservation of the species. The habitat located within the OG&E service territory is limited to eastern Oklahoma and western Arkansas; however, the USFWS is proposing to exempt incidental take by industry for operation and maintenance and other routine activities that are conducted by using best management practices that reduce incidental take and conserve the habitat. The final rule for the listing decision is expected to occur in November 2022.

On March 23, 2022, the USFWS published a proposed rule to reclassify the Northern Long-Eared Bat as endangered under the Endangered Species Act. The historical habitat located within OG&E service territory is limited to eastern Oklahoma and western Arkansas. The final rule for the listing decision is expected to occur by March 2023.

OG&E is closely monitoring each of these issues due to possible future impacts; however, it is unknown at this time what, if any, material impacts will result from the USFWS action.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Registrants from those discussed in the Registrants' 2021 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2021 Form 10-K for a description of certain legal proceedings presently pending. Except as described in Note 14 within "Part I - Item 1. Financial Statements," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2021 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
10.01*
OGE Energy's 2022 Annual Executive Incentive Compensation Plan (Filed as Exhibit 10.13 to OGE Energy's Form 10-K for the year ended December 31, 2021 (File No. 1-12579) and incorporated by reference herein).
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

May 4, 2022