Form 10-Q
period 2022-06-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2022-08-04
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
OGE Energy Corp. ☐  Yes  ☑ No        Oklahoma Gas and Electric Company ☐  Yes  ☑ No

At June 30, 2022, there were 200,202,672 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At June 30, 2022, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition

2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting Standards Update from the Financial Accounting Standards Board
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint Energy, Inc. (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
ISO	Independent system operator
MWh	Megawatt-hour
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOPR	Notice of proposed rulemaking
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
ODFA	Oklahoma Development Finance Authority
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and 25.5 percent owner of Enable (prior to December 2, 2021)
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
RTO	Regional transmission organization
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021
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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2021 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and inflation rates, and their impact on capital expenditures;
•the ability of OGE Energy and its subsidiaries to access the capital markets and obtain financing on favorable terms, as well as inflation rates and monetary fluctuations;
•the ability to obtain timely and sufficient rate relief to allow for recovery, including through securitization, of items such as capital expenditures, fuel and purchased power costs, operating costs, transmission costs and deferred expenditures;
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
•national and global events that could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, rising interest rates, supply chain disruptions, economic recessions and uncertainty surrounding continued hostilities or sustained military campaigns;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$791.0	$564.5	$1,369.1	$2,185.5
Other revenues	12.7	12.9	23.9	22.5
Operating revenues	803.7	577.4	1,393.0	2,208.0
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	393.3	200.0	649.0	1,546.8
OPERATING EXPENSES
Other operation and maintenance	118.1	119.2	233.1	228.5
Depreciation and amortization	111.6	102.9	219.0	201.6
Taxes other than income	24.1	25.8	52.2	53.0
Operating expenses	253.8	247.9	504.3	483.1
OPERATING INCOME	156.6	129.5	239.7	178.1
OTHER INCOME (EXPENSE)
Gain (loss) on equity securities (Note 1)	(39.6)	—	242.7	—
Equity in earnings of unconsolidated affiliates	—	33.5	—	86.7
Allowance for equity funds used during construction	0.9	1.6	2.2	2.9
Other net periodic benefit expense	(2.7)	(1.3)	(12.1)	(2.7)
Other income	21.9	6.3	44.5	9.3
Other expense	(8.4)	(6.7)	(13.6)	(8.7)
Net other income	(27.9)	33.4	263.7	87.5
INTEREST EXPENSE
Interest on long-term debt	39.5	37.8	78.9	76.2
Allowance for borrowed funds used during construction	(0.9)	(0.7)	(2.1)	(1.5)
Interest on short-term debt and other interest charges	3.8	2.8	5.7	4.6
Interest expense	42.4	39.9	82.5	79.3
INCOME BEFORE TAXES	86.3	123.0	420.9	186.3
INCOME TAX EXPENSE	13.2	10.1	68.3	20.7
NET INCOME	$73.1	$112.9	$352.6	$165.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.2	200.2	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.7	200.4	200.6	200.2
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.37	$0.56	$1.76	$0.83
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.36	$0.56	$1.76	$0.83

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income	$73.1	$112.9	$352.6	$165.6
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	0.1	—
Amortization of deferred net loss, net of tax of $0.2, $0.2, $0.3 and $0.4, respectively	0.2	0.2	0.5	0.8
Settlement cost, net of tax of $0.2, $0.6, $2.4 and $1.6, respectively	0.7	0.6	8.1	3.7
Postretirement benefit plans:
Amortization of prior service credit, net of tax of $0.0, ($0.1), $0.0 and ($0.2), respectively	—	(0.4)	—	(0.7)
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	0.1	—	0.1
Other comprehensive gain from unconsolidated affiliates, net of tax of $0.0, $0.1, $0.0 and $0.1, respectively	—	0.2	—	0.3
Other comprehensive income, net of tax	0.9	0.7	8.7	4.2
Comprehensive income	$74.0	$113.6	$361.3	$169.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$352.6	$165.6
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	219.0	201.6
Deferred income taxes and other tax credits, net	(33.5)	15.5
(Gain) loss on investment in equity securities	(242.7)	—
Equity in earnings of unconsolidated affiliates	—	(86.7)
Distributions from unconsolidated affiliates	—	36.7
Allowance for equity funds used during construction	(2.2)	(2.9)
Stock-based compensation expense	4.6	4.8
Regulatory assets	(46.5)	(879.5)
Regulatory liabilities	(43.2)	(34.4)
Other assets	19.4	(5.8)
Other liabilities	(11.1)	(43.3)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(101.5)	(41.9)
Income taxes receivable	0.1	4.0
Fuel, materials and supplies inventories	(53.0)	(10.4)
Fuel recoveries	(119.8)	(24.3)
Other current assets	(42.2)	(5.6)
Accounts payable	19.5	(71.1)
Other current liabilities	88.6	9.9
Net cash provided from (used in) operating activities	8.1	(767.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(450.8)	(353.5)
Proceeds from sales of equity securities	627.4	—
Other	(2.9)	(3.3)
Net cash provided from (used in) investing activities	173.7	(356.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	49.8	999.6
Increase (decrease) in short-term debt	(61.5)	289.5
Dividends paid on common stock	(164.4)	(162.2)
Cash paid for employee equity-based compensation and expense of common stock	(0.8)	(3.4)
Net cash (used in) provided from financing activities	(176.9)	1,123.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	4.9	(1.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	1.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.9	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4.9	$—
Accounts receivable, less reserve of $2.2 and $2.4, respectively	249.9	162.3
Accrued unbilled revenues	97.2	65.0
Income taxes receivable	2.5	2.6
Fuel inventories	80.6	40.6
Materials and supplies, at average cost	130.9	117.9
Fuel clause under recoveries	271.7	151.9
Other	866.0	73.3
Total current assets	1,703.7	613.6
OTHER PROPERTY AND INVESTMENTS
Equity securities investment in Energy Transfer	382.0	785.1
Other	105.1	120.0
Total other property and investments	487.1	905.1
PROPERTY, PLANT AND EQUIPMENT
In service	14,285.6	13,899.8
Construction work in progress	270.4	252.0
Total property, plant and equipment	14,556.0	14,151.8
Less: accumulated depreciation	4,438.0	4,318.9
Net property, plant and equipment	10,118.0	9,832.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	505.1	1,230.8
Other	24.1	24.0
Total deferred charges and other assets	529.2	1,254.8
TOTAL ASSETS	$12,838.0	$12,606.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$425.4	$486.9
Accounts payable	297.1	274.0
Dividends payable	82.1	82.1
Customer deposits	81.8	81.1
Accrued taxes	110.4	52.9
Accrued interest	40.9	40.8
Accrued compensation	37.9	37.7
Long-term debt due within one year	999.8	—
Other	50.0	34.1
Total current liabilities	2,125.4	1,089.6
LONG-TERM DEBT	3,547.6	4,496.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	146.8	159.8
Deferred income taxes	1,328.6	1,333.3
Deferred investment tax credits	13.8	12.8
Regulatory liabilities	1,205.3	1,231.1
Other	213.6	227.1
Total deferred credits and other liabilities	2,908.1	2,964.1
Total liabilities	8,581.1	8,550.1
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,129.5	1,125.8
Retained earnings	3,143.6	2,955.4
Accumulated other comprehensive loss, net of tax	(16.1)	(24.8)
Treasury stock, at cost	(0.1)	(0.1)
Total stockholders' equity	4,256.9	4,056.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,838.0	$12,606.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	279.5	—	279.5
Other comprehensive income, net of tax	—	—	—	—	—	—	7.8	7.8
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.3)	—	(82.3)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Balance at March 31, 2022	200.1	$2.0	—	$(0.1)	$1,125.2	$3,152.6	$(17.0)	$4,262.7
Net income	—	—	—	—	—	73.1	—	73.1
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.1)	—	(82.1)
Stock-based compensation	0.1	—	—	—	2.3	—	—	2.3
Balance at June 30, 2022	200.2	$2.0	—	$(0.1)	$1,127.5	$3,143.6	$(16.1)	$4,256.9

Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	52.7	—	52.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(81.7)	—	(81.7)
Stock-based compensation	—	—	(0.1)	5.2	(6.0)	—	—	(0.8)
Balance at March 31, 2021	200.1	$2.0	—	$(0.1)	$1,116.6	$2,515.6	$(28.6)	$3,605.5
Net income	—	—	—	—	—	112.9	—	112.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(80.6)	—	(80.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2021	200.1	$2.0	—	$(0.1)	$1,118.9	$2,547.9	$(27.9)	$3,640.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$791.0	$564.5	$1,369.1	$2,185.5
Other revenues	12.7	12.9	23.9	22.5
Operating revenues	803.7	577.4	1,393.0	2,208.0
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	393.3	200.0	649.0	1,546.8
OPERATING EXPENSES
Other operation and maintenance	118.3	118.3	233.8	228.6
Depreciation and amortization	111.6	102.9	219.0	201.6
Taxes other than income	23.3	25.0	50.1	50.7
Operating expenses	253.2	246.2	502.9	480.9
OPERATING INCOME	157.2	131.2	241.1	180.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	0.9	1.6	2.2	2.9
Other net periodic benefit expense	(1.8)	(1.2)	(3.2)	(2.1)
Other income	1.0	1.1	2.2	2.8
Other expense	(0.4)	(0.3)	(0.8)	(0.7)
Net other income	(0.3)	1.2	0.4	2.9
INTEREST EXPENSE
Interest on long-term debt	38.6	37.4	77.1	75.8
Allowance for borrowed funds used during construction	(0.9)	(0.7)	(2.1)	(1.5)
Interest on short-term debt and other interest charges	2.1	1.2	3.0	2.0
Interest expense	39.8	37.9	78.0	76.3
INCOME BEFORE TAXES	117.1	94.5	163.5	106.9
INCOME TAX EXPENSE	16.4	9.4	23.8	10.6
NET INCOME	$100.7	$85.1	$139.7	$96.3
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$100.7	$85.1	$139.7	$96.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139.7	$96.3
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	219.0	201.6
Deferred income taxes and other tax credits, net	182.2	10.3
Allowance for equity funds used during construction	(2.2)	(2.9)
Stock-based compensation expense	1.5	1.0
Regulatory assets	(46.5)	(879.5)
Regulatory liabilities	(43.2)	(34.4)
Other assets	1.3	(1.4)
Other liabilities	(1.1)	(38.3)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(101.7)	(43.9)
Fuel, materials and supplies inventories	(53.0)	(10.4)
Fuel recoveries	(119.8)	(24.3)
Other current assets	(39.8)	(1.3)
Accounts payable	35.1	(66.4)
Income taxes payable - parent	(155.9)	2.6
Other current liabilities	16.6	8.2
Net cash provided from (used in) operating activities	32.2	(782.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(450.8)	(353.5)
Net cash used in investing activities	(450.8)	(353.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt	90.9	—
Changes in advances with parent	332.6	106.5
Capital contribution from OGE Energy	—	530.0
Proceeds from long-term debt	—	499.8
Net cash provided from financing activities	423.5	1,136.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	4.9	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.9	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4.9	$—
Accounts receivable, less reserve of $2.2 and $2.4, respectively	231.5	162.0
Accrued unbilled revenues	97.2	65.0
Fuel inventories	80.6	40.6
Materials and supplies, at average cost	130.9	117.9
Fuel clause under recoveries	271.7	151.9
Other	858.0	67.7
Total current assets	1,674.8	605.1
OTHER PROPERTY AND INVESTMENTS	3.8	3.9
PROPERTY, PLANT AND EQUIPMENT
In service	14,279.5	13,893.7
Construction work in progress	270.4	252.0
Total property, plant and equipment	14,549.9	14,145.7
Less: accumulated depreciation	4,438.0	4,318.9
Net property, plant and equipment	10,111.9	9,826.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	505.1	1,230.8
Other	21.6	21.4
Total deferred charges and other assets	526.7	1,252.2
TOTAL ASSETS	$12,317.2	$11,688.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2022	2021
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term debt	$90.9	$—
Accounts payable	279.3	240.6
Advances from parent	263.8	101.3
Customer deposits	81.8	81.1
Accrued taxes	48.6	50.8
Accrued interest	40.5	40.4
Accrued compensation	29.7	27.8
Long-term debt due within one year	499.9	—
Other	49.9	33.8
Total current liabilities	1,384.4	575.8
LONG-TERM DEBT	3,497.8	3,996.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	70.4	75.1
Deferred income taxes	1,208.7	1,000.4
Deferred investment tax credits	13.8	12.8
Regulatory liabilities	1,205.3	1,231.1
Other	192.8	193.5
Total deferred credits and other liabilities	2,691.0	2,512.9
Total liabilities	7,573.2	7,085.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,573.2	1,571.7
Retained earnings	3,170.8	3,031.1
Total stockholder's equity	4,744.0	4,602.8
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,317.2	$11,688.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	39.0	39.0
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2022	40.4	$100.9	$1,471.6	$3,070.1	$4,642.6
Net income	—	—	—	100.7	100.7
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2022	40.4	$100.9	$1,472.3	$3,170.8	$4,744.0

Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	11.2	11.2
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	0.5	—	0.5
Balance at March 31, 2021	40.4	$100.9	$1,469.1	$2,947.3	$4,517.3
Net income	—	—	—	85.1	85.1
Dividends declared on common stock	—	—	—	(45.0)	(45.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at June 30, 2021	40.4	$100.9	$1,469.7	$2,987.4	$4,558.0

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

Natural Gas Midstream Operations. As indicated above, on December 2, 2021, Enable and Energy Transfer closed their merger transaction. As a result of the merger, OGE Energy exchanged its common units of Enable for limited partner units of Energy Transfer. Subsequent to the merger, OGE Energy's natural gas midstream operations segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At June 30, 2022, OGE Energy owned 38,279,580 of Energy Transfer's limited partner units, which represented less than a two percent ownership based on the latest publicly available information filed by Energy Transfer. OGE Energy does not own general partner units in or have board representation at Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities, as further discussed below. OGE Energy intends to exit the midstream segment in a prudent manner.

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
In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at June 30, 2022 and December 31, 2021, the results of the Registrants' operations for the three and six months ended June 30, 2022 and 2021 and the Registrants' cash flows for the six months ended June 30, 2022 and 2021 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2022 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2021 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2022	2021
REGULATORY ASSETS
Current:
Oklahoma Winter Storm Uri costs (A)	$750.5	$—
Fuel clause under recoveries	271.7	151.9
SPP cost tracker under recovery (A)	8.1	9.3
Oklahoma Energy Efficiency Rider under recoveries (A)	—	11.7
Other (A)	10.7	9.7
Total current regulatory assets	$1,041.0	$182.6
Non-current:
Oklahoma Winter Storm Uri costs	$—	$747.9
Oklahoma deferred storm expenses	210.5	172.8
Benefit obligations regulatory asset	101.0	109.2
Arkansas Winter Storm Uri costs	83.9	88.9
Pension tracker	45.7	42.9
Sooner Dry Scrubbers	18.5	18.9
Arkansas deferred pension expenses	12.1	12.1
Unamortized loss on reacquired debt	8.5	8.9
COVID-19 impacts	8.3	8.2
Frontier Plant deferred expenses	6.0	6.7
Smart Grid	0.4	3.9
Other	10.2	10.4
Total non-current regulatory assets	$505.1	$1,230.8
REGULATORY LIABILITIES
Current:
Other (B)	$4.6	$2.5
Total current regulatory liabilities	$4.6	$2.5
Non-current:
Income taxes refundable to customers, net	$918.5	$930.7
Accrued removal obligations, net	283.7	296.8
Other	3.1	3.6
Total non-current regulatory liabilities	$1,205.3	$1,231.1
(A)Included in Other Current Assets in the condensed balance sheets. The Oklahoma Winter Storm Uri regulatory asset was reclassified as current at June 30, 2022, in anticipation of the securitization process being completed in July 2022 and OG&E receiving funds from the ODFA.
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

Investment in Equity Securities of Energy Transfer

OGE Energy accounts for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." OGE Energy presents the Energy Transfer equity securities at fair value in its balance sheet. OGE Energy presents realized and unrealized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its statement of income, as appropriate. For the three and six months ended June 30, 2022, OGE Energy recognized a pre-tax unrealized loss of $46.3 million and a pre-tax unrealized gain of $67.0 million, respectively, related to its investment in Energy Transfer's equity securities, as detailed below. As previously disclosed, OGE Energy intends to become a pure play electric utility by exiting its investment in Energy Transfer's equity securities, and unit sales commenced in April 2022. Through the end of July 2022, OGE Energy has sold 73.3 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $812.6 million and a remaining ownership percentage of less than one percent based on the latest publicly available information filed by Energy Transfer.

(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Gain (loss) on equity securities	$(39.6)	$242.7
Net gain recognized on equity securities sold	6.7	175.7
Unrealized gain (loss) on equity securities held	$(46.3)	$67.0

Distributions received from Energy Transfer were $13.3 million and $30.0 million during the three and six months ended June 30, 2022, respectively, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement. On July 26, 2022, Energy Transfer announced a 15 percent increase in its quarterly cash distribution, resulting in a distribution of $0.23 per unit on its outstanding common units that will be paid on August 19, 2022 to unitholders of record as of the close of business on August 8, 2022.

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

OGE Energy considered distributions received from Enable which did not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and were classified as operating activities in the statements of cash flows. OGE Energy considered distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the statements of cash flows. Distributions received from Enable were $18.4 million and $36.7 million during the three and six months ended June 30, 2021, respectively.

The following table presents a reconciliation of OGE Energy's equity in earnings of unconsolidated affiliates for the three and six months ended June 30, 2021.

(In millions)	Three Months Ended	Six Months Ended
Enable net income	$79.0	$234.0
OGE Energy's percent ownership at period end	25.5%	25.5%
OGE Energy's portion of Enable net income	$20.0	$59.5
Amortization of basis difference and dilution recognition (A)	13.5	27.2
Equity in earnings of unconsolidated affiliates	$33.5	$86.7
(A)Includes loss on dilution, net of proportional basis difference recognition.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the six months ended June 30, 2022 and 2021. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2021	$(26.1)	$1.3	$(24.8)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.6	—	0.6
Settlement cost	8.1	—	8.1
Balance at June 30, 2022	$(17.4)	$1.3	$(16.1)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(34.1)	$3.3	$(1.3)	$(32.1)
Other comprehensive income before reclassifications	—	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.6)	—	0.2
Settlement cost	3.7	—	—	3.7
Balance at June 30, 2021	$(29.6)	$2.7	$(1.0)	$(27.9)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and six months ended June 30, 2022 and 2021.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.4)	$(0.4)	$(0.8)	$(1.2)	(A)
Prior service cost	—	—	(0.1)	—	(A)
Settlement cost	(0.9)	(1.2)	(10.5)	(5.3)	(A)
	(1.3)	(1.6)	(11.4)	(6.5)	Income Before Taxes
	(0.4)	(0.8)	(2.7)	(2.0)	Income Tax Expense
	$(0.9)	$(0.8)	$(8.7)	$(4.5)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$—	$0.5	$—	$0.9	(A)
Actuarial losses	—	(0.1)	—	(0.1)	(A)
	—	0.4	—	0.8	Income Before Taxes
	—	0.1	—	0.2	Income Tax Expense
	$—	$0.3	$—	$0.6	Net Income

Total reclassifications for the period, net of tax	$(0.9)	$(0.5)	$(8.7)	$(3.9)	Net Income
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, "Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance." This standard requires additional annual disclosures when a business receives government assistance and uses a grant or contribution accounting model by analogy to other accounting guidance such as the grant model under International Accounting Standards 20, "Accounting for Government Grants and Disclosures of Government Assistance" and GAAP ASC 958-605, "Not-for-Profit Entities - Revenue Recognition." The standard was effective January 1, 2022, and prospective or retrospective adoption is allowed. The Registrants are currently assessing the impact, if any, of this standard on their annual financial statements and disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Residential	$289.3	$178.5	$516.1	$746.7
Commercial	193.4	108.3	321.5	415.8
Industrial	81.4	37.5	138.8	184.2
Oilfield	79.0	28.7	132.2	189.5
Public authorities and street light	71.1	37.0	119.1	160.1
System sales revenues	714.2	390.0	1,227.7	1,696.3
Provision for tax refund	(2.1)	—	(2.7)	—
Integrated market	43.0	128.3	65.8	430.4
Transmission	32.9	36.7	68.7	73.0
Other	3.0	9.5	9.6	(14.2)
Revenues from contracts with customers (A)	$791.0	$564.5	$1,369.1	$2,185.5
(A)In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. Operating revenues for the six months ended June 30, 2021 significantly increased due to increased fuel, purchased power and direct transmission expenses, which are generally recoverable from customers, as a result of Winter Storm Uri. For further discussion, see Note 14 and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $33.2 million and $33.4 million during the three months ended June 30, 2022 and 2021, respectively, and $66.1 million and $69.1 million during the six months ended June 30, 2022 and 2021, respectively.

OGE Energy and Enable

Prior to December 2, 2021, OGE Energy and Enable were parties to several agreements whereby OGE Energy provided specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. OGE Energy had accounts receivable from Enable for amounts billed for support services of $0.3 million as of December 31, 2021, which is included in Accounts Receivable in OGE Energy's 2021 consolidated balance sheet.

OG&E and Enable

Enable provided gas transportation services to OG&E pursuant to agreements that granted Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E compensated Enable when Enable's deliveries exceeded OG&E's pipeline nominations. Enable compensated OG&E when OG&E's pipeline nominations exceeded Enable's deliveries. Upon the closing of the merger between Enable and Energy Transfer, these contracts were assumed by Energy Transfer. The following table presents summarized related party transactions between OG&E and Enable during the three and six months ended June 30, 2021.

(In millions)	Three Months Ended	Six Months Ended
Operating revenues:
Electricity to power electric compression assets	$3.3	$5.9
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$9.3	$14.0
Natural gas purchases (sales)	$(8.4)	$(20.6)

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

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. The following table presents OGE Energy's financial instrument measured at fair value on a recurring basis and the carrying amount and fair value of the Registrants' financial instruments at June 30, 2022 and December 31, 2021, as well as the classification level within the fair value hierarchy.

	June 30,		December 31,
	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Financial instrument measured at fair value on a recurring basis:
OGE Energy investment in Energy Transfer's equity securities (A)	$382.0	$382.0	$785.1	$785.1	Level 1

Financial instruments for which fair value is only disclosed:
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$499.9	$487.3	$499.9	$497.8	Level 2
OGE Energy Term Loan	$49.8	$50.0	$—	$—	Level 2
OG&E Senior Notes	$3,853.0	$3,720.9	$3,851.8	$4,460.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.3	$7.8	$9.3	$10.0	Level 3
(A)As of June 30, 2022, OGE Energy has sold 57.1 million of the 95.4 million Energy Transfer limited partner units it received as a result of the merger transaction between Enable and Energy Transfer in December 2021.

6.Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and six months ended June 30, 2022 and 2021 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Performance units - total shareholder return	$1.8	$1.9	$3.6	$3.9	$0.5	$0.5	$1.1	$0.9
Restricted stock units	0.5	0.4	1.0	0.9	0.2	0.1	0.4	0.1
Total compensation expense	$2.3	$2.3	$4.6	$4.8	$0.7	$0.6	$1.5	$1.0
Income tax benefit	$0.6	$0.6	$1.2	$1.2	$0.2	$0.2	$0.4	$0.3

During the six months ended June 30, 2022, OGE Energy issued 27,278 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan and issued an immaterial amount of treasury stock to satisfy payouts of restricted stock unit grants to the Registrants' employees.

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

8.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2022.

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

The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income	$73.1	$112.9	$352.6	$165.6
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.2	200.2	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.5	0.2	0.4	0.1
Diluted average common shares outstanding	200.7	200.4	200.6	200.2
Basic earnings per average common share	$0.37	$0.56	$1.76	$0.83
Diluted earnings per average common share	$0.36	$0.56	$1.76	$0.83
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.Long-Term Debt

At June 30, 2022, the Registrants were in compliance with all of their debt agreements.

In May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan, and borrowed the full $50.0 million term loan, in order to preserve general financial flexibility within the company. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $135.0 million and contains substantially the same covenants as OGE Energy's existing $550.0 million revolving credit agreement. The credit agreement is scheduled to terminate on May 24, 2025. At June 30, 2022, the weighted-average interest rate for the amount drawn on the term loan under this credit agreement was 2.17 percent during the quarter.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.11%	-	1.10%	Garfield Industrial Authority, January 1, 2025	$47.0
0.11%	-	1.05%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	-	1.10%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

10.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OGE Energy had $425.4 million and $486.9 million of short-term debt at June 30, 2022 and December 31, 2021, respectively. OG&E had $263.8 million and $101.3 million in advances from OGE Energy at June 30, 2022 and December 31, 2021, respectively.

The following table presents information regarding the Registrants' revolving credit agreements at June 30, 2022.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$334.5	2.06%	(F)	December 17, 2026
OGE Energy (C)	50.0	—	—%	(F)	May 24, 2025
OG&E (D)(E)	550.0	91.3	2.06%	(F)	December 17, 2026
Total	$1,150.0	$425.8	2.06%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2022.
(B)This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)See Note 9 for further information about this revolving credit agreement.
(D)This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(E)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2026. At June 30, 2022, there were $409.0 million in intercompany borrowings under this agreement.
(F)Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.

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

11.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the six months ended June 30, 2022, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,		June 30,		June 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1.7	$2.6	$3.9	$5.6	$0.2	$0.2	$0.5	$0.3
Interest cost	4.3	3.4	7.7	6.9	0.1	0.1	0.1	0.1
Expected return on plan assets	(6.2)	(8.7)	(13.0)	(17.1)	—	—	—	—
Amortization of net loss	2.3	1.9	4.2	4.7	0.1	—	0.1	0.1
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	—	0.1	—
Settlement cost	2.8	5.3	16.0	31.7	0.2	0.4	0.2	0.4
Total net periodic benefit cost	4.9	4.5	18.8	31.8	0.6	0.7	1.0	0.9
Less: Amount paid by unconsolidated affiliates	—	(0.2)	—	(0.1)	—	—	—	—
Net periodic benefit cost	$4.9	$4.7	$18.8	$31.9	$0.6	$0.7	$1.0	$0.9
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OG&E	June 30,		June 30,		June 30,		June 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1.4	$1.7	$3.1	$3.8	$—	$—	$—	$—
Interest cost	3.3	2.5	5.9	5.0	—	—	—	—
Expected return on plan assets	(4.7)	(6.2)	(10.0)	(12.3)	—	—	—	—
Amortization of net loss	1.9	1.5	3.5	3.5	—	0.1	—	0.1
Settlement cost	2.1	4.4	5.7	26.6	—	0.3	—	0.3
Total net periodic benefit cost	4.0	3.9	8.2	26.6	—	0.4	—	0.4
Plus: Amount allocated from OGE Energy	0.4	0.7	2.2	4.6	0.3	0.3	0.7	0.5
Net periodic benefit cost	$4.4	$4.6	$10.4	$31.2	$0.3	$0.7	$0.7	$0.9

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans for the three and six months ended June 30, 2022 and 2021, the Registrants recognized the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Increase of regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.4	$0.9	$2.3	$21.6
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$2.0	$5.2	$6.7	$28.9
Arkansas jurisdiction (A)	$0.2	$0.5	$0.6	$2.7
(A) Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$0.1	$0.1	$0.1	$—	$0.1	$0.1
Interest cost	0.9	0.9	1.8	1.7	0.6	0.7	1.3	1.3
Expected return on plan assets	(0.5)	(0.5)	(0.9)	(1.0)	(0.4)	(0.5)	(0.8)	(0.9)
Amortization of net loss	0.2	0.7	0.7	1.4	0.3	0.7	0.8	1.4
Amortization of unrecognized prior service cost (A)	(0.9)	(1.7)	(1.9)	(3.4)	(0.9)	(1.2)	(1.8)	(2.5)
Total net periodic benefit cost	(0.3)	(0.6)	(0.2)	(1.2)	(0.3)	(0.3)	(0.4)	(0.6)
Less: Amount paid by unconsolidated affiliates (B)	—	(0.2)	—	(0.3)
Plus: Amount allocated from OGE Energy (B)					—	(0.1)	—	(0.2)
Net periodic benefit cost	$(0.3)	$(0.4)	$(0.2)	$(0.9)	$(0.3)	$(0.4)	$(0.4)	$(0.8)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and six months ended June 30, 2022 and 2021, the Registrants recognized the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Increase (decrease) of regulatory liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.1	$0.1	$(0.2)	$0.2
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Capitalized portion of net periodic pension benefit cost	$0.7	$0.8	$1.5	$1.6	$0.5	$0.7	$1.2	$1.4
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1

12.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Prior to the Enable and Energy Transfer merger closing on December 2, 2021, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. Subsequent to December 2, 2021, OGE Energy's natural gas midstream operations segment includes its investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three and six months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$803.7	$—	$—	$—	$803.7
Fuel, purchased power and direct transmission expense	393.3	—	—	—	393.3
Other operation and maintenance	118.3	0.5	(0.7)	—	118.1
Depreciation and amortization	111.6	—	—	—	111.6
Taxes other than income	23.3	0.1	0.7	—	24.1
Operating income (loss)	157.2	(0.6)	—	—	156.6
Loss on equity securities	—	(39.6)	—	—	(39.6)
Other income (expense)	(0.3)	12.4	—	(0.4)	11.7
Interest expense	39.8	—	3.0	(0.4)	42.4
Income tax expense (benefit)	16.4	(8.9)	5.7	—	13.2
Net income (loss)	$100.7	$(18.9)	$(8.7)	$—	$73.1
Total assets	$12,317.2	$401.7	$751.9	$(632.8)	$12,838.0

Three Months Ended June 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$577.4	$—	$—	$—	$577.4
Fuel, purchased power and direct transmission expense	200.0	—	—	—	200.0
Other operation and maintenance	118.3	1.6	(0.7)	—	119.2
Depreciation and amortization	102.9	—	—	—	102.9
Taxes other than income	25.0	0.1	0.7	—	25.8
Operating income (loss)	131.2	(1.7)	—	—	129.5
Equity in earnings of unconsolidated affiliates	—	33.5	—	—	33.5
Other income (expense)	1.2	(0.2)	(0.5)	(0.6)	(0.1)
Interest expense	37.9	—	2.6	(0.6)	39.9
Income tax expense (benefit)	9.4	(0.6)	1.3	—	10.1
Net income (loss)	$85.1	$32.2	$(4.4)	$—	$112.9
Investment in unconsolidated affiliates	$—	$425.4	$—	$—	$425.4
Total assets	$11,459.3	$427.8	$127.4	$(115.0)	$11,899.5

Six Months Ended June 30, 2022	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,393.0	$—	$—	$—	$1,393.0
Fuel, purchased power and direct transmission expense	649.0	—	—	—	649.0
Other operation and maintenance	233.8	1.2	(1.9)	—	233.1
Depreciation and amortization	219.0	—	—	—	219.0
Taxes other than income	50.1	0.1	2.0	—	52.2
Operating income (loss)	241.1	(1.3)	(0.1)	—	239.7
Gain on equity securities	—	242.7	—	—	242.7
Other income	0.4	21.1	—	(0.5)	21.0
Interest expense	78.0	—	5.0	(0.5)	82.5
Income tax expense (benefit)	23.8	51.3	(6.8)	—	68.3
Net income	$139.7	$211.2	$1.7	$—	$352.6
Total assets	$12,317.2	$401.7	$751.9	$(632.8)	$12,838.0

Six Months Ended June 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,208.0	$—	$—	$—	$2,208.0
Fuel, purchased power and direct transmission expense	1,546.8	—	—	—	1,546.8
Other operation and maintenance	228.6	2.0	(2.1)	—	228.5
Depreciation and amortization	201.6	—	—	—	201.6
Taxes other than income	50.7	0.2	2.1	—	53.0
Operating income (loss)	180.3	(2.2)	—	—	178.1
Equity in earnings of unconsolidated affiliates	—	86.7	—	—	86.7
Other income (expense)	2.9	(0.7)	(0.6)	(0.8)	0.8
Interest expense	76.3	—	3.8	(0.8)	79.3
Income tax expense (benefit)	10.6	13.7	(3.6)	—	20.7
Net income (loss)	$96.3	$70.1	$(0.8)	$—	$165.6
Investment in unconsolidated affiliates	$—	$425.4	$—	$—	$425.4
Total assets	$11,459.3	$427.8	$127.4	$(115.0)	$11,899.5

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

Completed Regulatory Matters

APSC Proceedings

Arkansas 2021 Formula Rate Plan Filing

In October 2021, OG&E filed its fourth evaluation report under its Formula Rate Plan, and on February 1, 2022, OG&E, the APSC General Staff and the Office of the Arkansas Attorney General filed a non-unanimous joint settlement agreement, which included an annual electric revenue increase of $4.2 million. The only non-signatory to the settlement agreement agreed not to oppose the settlement. On March 4, 2022, the APSC issued a final order approving the non-unanimous settlement agreement, and new rates became effective April 1, 2022.

OCC Proceedings

Winter Storm Uri

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which included estimated finance costs and was subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 22, 2021, the ODFA requested the Oklahoma Supreme Court to certify the proposed securitization bonds. On May 3, 2022, the Oklahoma Supreme Court issued a decision approving the securitization bonds, and on July 20, 2022, the ODFA issued the securitization bonds consistent with the OCC's order.

In connection with the securitization transaction, the ODFA and OG&E entered into an agreement on July 20, 2022 whereby the ODFA purchased, and OG&E sold, the securitization property that was created pursuant to legislation enacted by the State of Oklahoma in April 2021 and the financing order received from the OCC in December 2021. Such securitization property includes the right to assess, impose, adjust, collect and receive funds, in the form of the winter event securitization charge, from OG&E's existing and future Oklahoma customers in amounts intended to be sufficient to pay the principal and interest and financing charges on the securitization bonds. On July 20, 2022, OG&E received proceeds of approximately $750 million for the sale of the securitization property, which represented the amount of the securitization bonds sold less the issuance costs. OG&E used these proceeds to fund the Oklahoma Winter Storm Uri regulatory asset by recovering the authorized extreme, extraordinary fuel and purchased power costs incurred during Winter Storm Uri, as well as carrying costs. Beginning August 1, 2022, OG&E acts as a servicer for collecting the funds from Oklahoma customers that are then submitted to the ODFA to repay the securitization bonds over 28 years.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings it made with the FERC while the appeal was pending that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed an update on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. It also urged that all pending complaint proceedings, including four complaints against the SPP, be resolved before the refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of June 30, 2022, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

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

In May 2021, the APSC approved OG&E's motion for suspension of procedural schedule to investigate and evaluate the potential securitization recovery of the Arkansas jurisdictional portion of the Winter Storm Uri costs. On July 5, 2022, OG&E filed a motion to request recovery of the regulatory asset balance over 10 years using a weighted average cost of capital instead of through securitization. On July 15, 2022, the APSC Staff filed a response to OG&E’s motion stating the Staff does not oppose OG&E's request for recovery using a weighted average cost of capital, as long as no other party to the case opposes. Subsequently, other intervenors have filed their opposition to OG&E using a weighted average cost of capital for recovery. On August 1, 2022, the APSC issued a procedural order to set a schedule for additional testimony, and a hearing on the merits is expected to be held on December 2, 2022. As of June 30, 2022, OG&E has deferred $83.9 million to a regulatory asset, as indicated in Note 1.

Arkansas 2021 Formula Rate Plan Filing - Extension

In October 2021, OG&E filed a request to extend its Formula Rate Plan Rider for an additional five years. On April 1, 2022, the APSC issued an order granting OG&E an extension of the Formula Rate Plan Rider under the terms and conditions to be detailed in a subsequent order to be issued no later than May 18, 2022. On May 18, 2022, the APSC issued such order granting a five-year extension of the Formula Rate Plan Rider with certain terms and conditions, including continuation of OG&E's current return on equity of 9.5 percent and a change to OG&E's current debt-to-equity ratio of 50/50 percent to 55/45 percent. On June 17, 2022, OG&E filed a request for rehearing seeking reconsideration by the APSC of their decision to alter the Formula Rate Plan Rider's capital structure, and on July 15, 2022, the APSC issued an order to reconsider their decision. OG&E and the other intervening parties submitted initial rehearing testimony and briefs on July 29, 2022, and reply rehearing testimony and/or briefs are due on August 12, 2022. Certain intervenors indicated that the Formula Rate Plan Rider extension should include the change to OG&E's debt-to-equity ratio to 55/45 percent in order for the extension to be granted.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $35.6 million to $48.3 million for all five cases, of which $3.5 million to $5.9 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

2021 Oklahoma General Rate Review

In December 2021, OG&E filed a general rate review in Oklahoma seeking a rate increase of $163.5 million and a 10.2 percent return on equity based on a common equity percentage of 53.37 percent. The rate review was based on a September 30, 2021 test year and includes a request for recovery of $1.2 billion of capital investment since the last general rate review.

On June 30, 2022, OG&E entered into a Joint Stipulation and Settlement Agreement with the Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. Non-signatory parties agreed not to contest this agreement. Key terms of the agreement include, among others:

•A base rate revenue increase of $30.0 million;
•OG&E would issue a refund, over a 12-month period, for the tax expense savings arising from the reduction in the Oklahoma state corporate income tax rate from 6 percent to 4 percent for the period from January 1, 2022 through June 30, 2022, as well as amortize over five years the excess accumulated deferred income tax balance resulting from this corporate tax rate change;
•There would be no change in OG&E's current return on equity, and OG&E's requested capital structure based on a common equity percentage of 53.37 percent would be approved;
•OG&E would utilize depreciation rates based on the recommendations of the Oklahoma Attorney General with the exception of transmission and general plant accounts, which would be based on the depreciation rates recommended by the Oklahoma Industrial Energy Consumers;
•OG&E's Grid Enhancement Plan projects recorded as of March 31, 2022 would be considered prudent and be included in base rates;
•OG&E's Grid Enhancement Plan interim recovery would continue and updated terms include: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2022, 2023 and 2024, capped at a revenue requirement of $6.0 million for each annual investment plan and include communication, automation and technology systems projects, as well as certain weather hardening projects; and (ii) the rider mechanism will terminate by the issuance of a final order in OG&E's first general rate review following completion of projects included in the 2024 annual investment plan or no later than July 1, 2025;
•OG&E would amend several of its rider tariffs to incorporate the agreements of the stipulating parties; and
•Regulatory accounting treatments approved include, among other things, the establishment of a regulatory asset to defer operation and maintenance costs associated with OG&E's SAP S/4 HANA enterprise resource planning system project for consideration in future rate proceedings with the carrying cost accruing at OG&E's short-term cost of debt, the amortization of COVID-19 regulatory asset balance over five years and the amortization of over/under-recovery balance of the pension tracker over 15 years, which is a change from the previous five-year recovery period.

On July 21, 2022, the Administrative Law Judge issued a report that recommended the OCC approve the agreement, and an order is expected from the OCC in the third quarter of 2022. OG&E has the right to implement interim rates subject to refund beginning July 1, 2022 (180 days after the filing of its application on December 30, 2021). On July 1, 2022, OG&E implemented an annual interim rate increase of $30.0 million, subject to refund for amounts in excess of the rates approved by the OCC.

2021 Oklahoma Fuel Prudency

On July 1, 2022, the Public Utility Division Staff filed their application initiating the review of the 2021 fuel adjustment clause and prudence review. OG&E plans to file its Minimum Filing Requirements and Supporting Testimony on August 30, 2022.

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

Natural Gas Midstream Operations. OGE Energy's natural gas midstream operations segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. The investment in Energy Transfer's equity securities is held through wholly-owned subsidiaries and ultimately OGE Holdings. At June 30, 2022, OGE Energy owned 38,279,580 of Energy Transfer's limited partner units, which represented less than a two percent ownership based on the latest publicly available information filed by Energy Transfer. OGE Energy does not own general partner units in or have board representation at Energy Transfer. As such, OGE Energy accounts for its investment in Energy Transfer as an investment in equity securities. OGE Energy intends to exit the midstream segment in a prudent manner. As disclosed in OGE Energy's 2021 Form 10-K, Energy Transfer is subject to risks including the reliance on the drilling and production decisions of others and the volatility of natural gas, NGLs and crude oil prices. The effects of COVID-19 or other global macroeconomic pressures, including negative impacts on demand and commodity prices and rising inflation, could exacerbate these risks, as experienced currently and within the last two years. If any of those risks were to occur or reoccur, OGE Energy's business, financial condition, results of operations or cash flows could be materially adversely affected.

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

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five to seven percent at the electric utility, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy plans to fully exit its natural gas midstream operations segment by prudently selling its Energy Transfer units. OGE Energy will continue to utilize cash distributions from its natural gas midstream operations segment and reinvest the proceeds from the sale of Energy Transfer units to help fund its business. In the next five years, OGE Energy expects to continue to grow the dividend, ultimately targeting a dividend payout ratio of 65 to 70 percent. Over the next several years, OGE Energy expects earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Recent Developments

Winter Storm Uri - Oklahoma Securitization

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which included estimated finance costs and was subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 22, 2021, the ODFA requested the Oklahoma Supreme Court to certify the proposed securitization bonds. On May 3, 2022, the Oklahoma Supreme Court issued a decision approving the securitization bonds, and on July 20, 2022, the ODFA issued the securitization bonds consistent with the OCC's order.

In connection with the securitization transaction, the ODFA and OG&E entered into an agreement on July 20, 2022 whereby the ODFA purchased, and OG&E sold, the securitization property that was created pursuant to legislation enacted by the State of Oklahoma in April 2021 and the financing order received from the OCC in December 2021. Such securitization property includes the right to assess, impose, adjust, collect and receive funds, in the form of the winter event securitization charge, from OG&E's existing and future Oklahoma customers in amounts intended to be sufficient to pay the principal and interest and financing charges on the securitization bonds. On July 20, 2022, OG&E received proceeds of approximately $750 million for the sale of the securitization property, which represented the amount of the securitization bonds sold less the issuance costs. OG&E used these proceeds to fund the Oklahoma Winter Storm Uri regulatory asset by recovering the authorized extreme, extraordinary fuel and purchased power costs incurred during Winter Storm Uri, as well as carrying costs. Beginning August 1, 2022, OG&E acts as a servicer for collecting the funds from Oklahoma customers that are then submitted to the ODFA to repay the securitization bonds over 28 years.

2021 Oklahoma General Rate Review

On June 30, 2022, OG&E entered into a Joint Stipulation and Settlement Agreement with the Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. Non-signatory parties agreed not to contest this agreement. The agreement, which is subject to approval by the OCC, provides, among other things, for a base rate revenue increase of $30.0 million. Additional key terms of the agreement are discussed in Note 14 within "Item 1. Financial Statements." On July 1, 2022, OG&E implemented an annual interim rate increase of $30.0 million, subject to refund for amounts in excess of the rates approved by the OCC.

Global Macroeconomic Pressures

Geopolitical events, including the ongoing global COVID-19 pandemic, and related governmental and business responses, continue to have an impact on the Registrants' operations, supply chains and end-user customers. The Registrants have experienced raw material inflation, logistical challenges and certain component shortages. Supply chain disruption, including the Anti-Dumping and Countervailing Duty review by the U.S. Department of Commerce, may result in delays in construction activities and equipment deliveries related to OGE Energy's capital projects. The timing and extent of the financial impact from these events are still uncertain, and the Registrants cannot predict the magnitude of the impact to the results of their business and results of operations.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 14 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

Three Months Ended June 30, 2022 as compared to the Three Months Ended June 30, 2021

OGE Energy's net income was $73.1 million, or $0.36 per diluted share, during the three months ended June 30, 2022 as compared to $112.9 million, or $0.56 per diluted share, during the same period in 2021. The decrease in net income of $39.8, or $0.20 per diluted share, is further discussed below.

•An increase in net income at OG&E of $15.6 million, or $0.08 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather and revenues from the recovery of capital investments (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher income tax expense.
•A decrease in net income at OGE Holdings of $51.1 million, or $0.25 per diluted share of OGE Energy's common stock, was primarily due to a $39.6 million pre-tax loss on OGE Energy's investment in Energy Transfer's equity securities coupled with the elimination of OGE Energy's equity in earnings of Enable in 2022, which was driven by the merger of Enable and Energy Transfer closing in December 2021, partially offset by distributions received from Energy Transfer of $13.3 million and an increase in tax benefit.
•An increase in net loss from other operations (holding company) of $4.3 million, or $0.03 per diluted share of OGE Energy's common stock, was primarily due to the partial reversal of an interim period consolidating tax benefit recorded in the first quarter of 2022 related to mark-to-market activity and the gain on sale of Energy Transfer limited partner units. The effect of the consolidating tax adjustment is expected to reverse over the remainder of the year.

Six Months Ended June 30, 2022 as compared to the Six Months Ended June 30, 2021

OGE Energy's net income was $352.6 million, or $1.76 per diluted share, during the six months ended June 30, 2022 as compared to $165.6 million, or $0.83 per diluted share, during the same period in 2021. The increase in net income of $187.0 million, or $0.93 per diluted share, is further discussed below.

•An increase in net income at OG&E of $43.4 million, or $0.22 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather, the loss from the Guaranteed Flat Bill program in 2021 during Winter Storm Uri and revenues from the recovery of capital investments (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher income tax expense and higher other operation and maintenance expense.
•An increase in net income at OGE Holdings of $141.1 million, or $0.70 per diluted share of OGE Energy's common stock, was primarily due to a $242.7 million pre-tax gain on OGE Energy's investment in Energy Transfer's equity securities and distributions received from Energy Transfer of $30.0 million, partially offset by the elimination of OGE Energy's equity in earnings of Enable in 2022, which was driven by the merger of Enable and Energy Transfer closing in December 2021, and higher income tax expense.
•An increase in net income of other operations (holding company) of $2.5 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to a current year interim period consolidating tax adjustment related to mark-to-market activity and the gain on sale of Energy Transfer limited partner units, partially offset by an increase in net interest expense due to the long-term debt issuance in May 2021. The effect of the consolidating tax adjustment is expected to reverse over the remainder of the year.

2022 Outlook

OG&E's 2022 earnings guidance is unchanged and is between approximately $375 million to $395 million, or $1.87 to $1.97 per average diluted share. Due to warmer than expected weather in the first half of 2022, OG&E's earnings are expected to be in the top half of its 2022 earnings guidance range. As indicated in its 2021 Form 10-K, OGE Energy did not issue guidance for its natural gas midstream operations segment and therefore did not issue 2022 consolidated earnings guidance. See OGE Energy's 2021 Form 10-K for other key factors and assumptions underlying its 2022 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and six months ended June 30, 2022 as compared to the same periods in 2021 and the Registrants' financial position at June 30,

2022. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income	$73.1	$112.9	$352.6	$165.6
Basic average common shares outstanding	200.2	200.2	200.2	200.1
Diluted average common shares outstanding	200.7	200.4	200.6	200.2
Basic earnings per average common share	$0.37	$0.56	$1.76	$0.83
Diluted earnings per average common share	$0.36	$0.56	$1.76	$0.83
Dividends declared per common share	$0.41000	$0.40250	$0.82000	$0.80500

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net income (loss):
OG&E (Electric Utility)	$100.7	$85.1	$139.7	$96.3
OGE Holdings (Natural Gas Midstream Operations)	(18.9)	32.2	211.2	70.1
Other operations (A)	(8.7)	(4.4)	1.7	(0.8)
OGE Energy net income	$73.1	$112.9	$352.6	$165.6
(A)Other operations primarily includes the operations of the holding company and consolidating eliminations. For the three and six months ended June 30, 2022, other operations includes a $6.1 million tax expense and a $5.8 million tax benefit, respectively, due to a consolidating tax adjustment, primarily related to mark-to-market activity and the gain on sale of Energy Transfer limited partner units, that is expected to eliminate over the remainder of the year.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Utility)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2022	2021	2022	2021
Operating revenues	$803.7	$577.4	$1,393.0	$2,208.0
Fuel, purchased power and direct transmission expense	393.3	200.0	649.0	1,546.8
Other operation and maintenance	118.3	118.3	233.8	228.6
Depreciation and amortization	111.6	102.9	219.0	201.6
Taxes other than income	23.3	25.0	50.1	50.7
Operating income	157.2	131.2	241.1	180.3
Allowance for equity funds used during construction	0.9	1.6	2.2	2.9
Other net periodic benefit expense	1.8	1.2	3.2	2.1
Other income	1.0	1.1	2.2	2.8
Other expense	0.4	0.3	0.8	0.7
Interest expense	39.8	37.9	78.0	76.3
Income tax expense	16.4	9.4	23.8	10.6
Net income	$100.7	$85.1	$139.7	$96.3
Operating revenues by classification:
Residential	$294.6	$184.2	$526.3	$757.5
Commercial	197.7	112.2	329.2	421.9
Industrial	82.5	38.7	141.2	186.4
Oilfield	79.5	29.6	132.9	190.9
Public authorities and street light	72.6	38.2	122.0	162.1
System sales revenues	726.9	402.9	1,251.6	1,718.8
Provision for tax refund	(2.1)	—	(2.7)	—
Integrated market	43.0	128.3	65.8	430.4
Transmission	32.9	36.7	68.7	73.0
Other	3.0	9.5	9.6	(14.2)
Total operating revenues	$803.7	$577.4	$1,393.0	$2,208.0
MWh sales by classification (In millions)
Residential	2.3	2.0	4.8	4.5
Commercial	1.9	1.7	3.5	3.2
Industrial	1.2	1.0	2.2	2.0
Oilfield	1.2	1.0	2.2	2.0
Public authorities and street light	0.7	0.8	1.4	1.4
System sales	7.3	6.5	14.1	13.1
Integrated market	0.2	0.4	0.5	0.7
Total sales	7.5	6.9	14.6	13.8
Number of customers	884,397	874,713	884,397	874,713
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas (A)	7.613	2.919	6.928	20.973
Coal	3.302	1.897	2.968	1.835
Total fuel (A)	5.821	2.346	5.008	11.634
Total fuel and purchased power (A)	4.995	2.722	4.237	10.547
Degree days (B)
Heating - Actual	210	291	2,220	2,357
Heating - Normal	249	220	2,136	2,020
Cooling - Actual	736	460	739	466
Cooling - Normal	553	569	563	582
(A)Decreased during the six months ended June 30, 2022 primarily due to both elevated pricing from Winter Storm Uri and higher market prices related to increased natural gas prices in 2021.
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

OG&E's net income increased $15.6 million, or 18.3 percent, and $43.4 million, or 45.1 percent, during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The following section discusses the primary drivers for the increases in net income during the three and six months ended June 30, 2022, as compared to the same periods in 2021.
Operating revenues increased $226.3 million, or 39.2 percent, and decreased $815.0 million, or 36.9 percent, during the three and six months ended June 30, 2022, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Fuel, purchased power and direct transmission expense (A)	$193.3	$(897.8)
Quantity impacts (includes weather) (B)	19.1	21.2
Price variance (C)	17.5	33.1
Non-residential demand and related revenues	2.9	2.4
New customer growth	2.7	4.6
Industrial and oilfield sales	1.4	2.8
Other	1.0	2.4
Guaranteed Flat Bill Program (D)	(7.6)	21.3
Wholesale transmission revenue	(4.0)	(5.0)
Change in operating revenues	$226.3	$(815.0)
(A)These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)Increased primarily due to a 60.0 percent and 58.6 percent increase in cooling degree days during the three and six months ended June 30, 2022, respectively.
(C)Increased primarily due to increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider and the Oklahoma Production Tax Credit Rider.
(D)Decreased during the three months ended June 30, 2022 due to higher fuel losses and increased during the six months ended June 30, 2022 primarily due to the loss from the Guaranteed Flat Bill program in 2021 related to Winter Storm Uri. The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill Program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $193.3 million, or 96.7 percent, and decreased $897.8 million, or 58.0 percent, during the three and six months ended June 30, 2022, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Fuel expense (A)	$76.8	$(528.3)	93.2%	(65.5)%
Purchased power costs:
Purchases from SPP (B)	112.1	(371.1)	*	(55.5)%
Wind	4.8	4.6	32.5%	16.2%
Other	0.6	(2.8)	35.1%	(54.6)%
Transmission expense	(1.0)	(0.2)	(4.6)%	(0.6)%
Change in fuel, purchased power and direct transmission expense	$193.3	$(897.8)
*Change is greater than 100 percent.
(A)Increased during the three months ended June 30, 2022 primarily due to higher fuel prices and decreased during the six months ended June 30, 2022 primarily due to inflated fuel costs in 2021 during Winter Storm Uri.
(B)Increased during the three months ended June 30, 2022 primarily due to higher market prices and an increase of 37.8 percent in MWhs purchased and decreased during the six months ended June 30, 2022 primarily due to higher market prices in 2021 during Winter Storm Uri.

Other operation and maintenance expense was flat for the three months ended June 30, 2022 and increased $5.2 million, or 2.3 percent, during the six months ended June 30, 2022, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Payroll and benefits	$4.9	$8.8	7.9%	7.1%
Materials and supplies	2.4	1.8	41.8%	14.8%
Fleet transportation	1.0	1.9	50.6%	55.6%
Vegetation management	0.2	2.2	2.6%	12.7%
Capitalized labor	(5.9)	(10.0)	19.8%	16.2%
Other	(2.6)	0.5	(3.7)%	0.4%
Change in other operation and maintenance expense	$—	$5.2

Depreciation and amortization expense increased $8.7 million, or 8.5 percent, and $17.4 million, or 8.6 percent, during the three and six months ended June 30, 2022, respectively, primarily due to additional assets being placed into service and increased amortization of the regulatory asset related to storms.

Income tax expense increased $7.0 million, or 74.5 percent, and $13.2 million during the three and six months ended June 30, 2022, respectively, reflecting additional income taxes primarily related to higher pre-tax income and decreased federal production tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

On December 2, 2021, Energy Transfer completed its previously announced acquisition of Enable. Prior to the Energy Transfer and Enable merger closing, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable, and subsequent to December 2, 2021, this segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Therefore, results of operations for the natural gas midstream operations segment are not comparable for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 1. Financial Statements" for further discussion of the net proceeds from sales of Energy Transfer's equity securities, unrealized gain/loss on Energy Transfer's equity securities and dividend income recognized by OGE Energy for the three and six months ended June 30, 2022. See Enable's Form 10-Q for the quarterly period ended June 30, 2021 for further discussion of the primary drivers for Enable's operating results for the three and six months ended June 30, 2021.

OGE Holdings' income tax benefit increased $8.3 million during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to lower pre-tax income and the sale of Energy Transfer limited partner units, partially offset by state deferred tax adjustments related to OGE Energy's midstream investment in Energy Transfer subsequent to the merger. OGE Holdings' income tax expense increased $37.6 million during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to higher pre-tax income and state deferred tax adjustments related to OGE Energy's midstream investment in Energy Transfer subsequent to the merger, partially offset by the sale of Energy Transfer limited partner units.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Six Months Ended
	June 30,		2022 vs. 2021
(Dollars in millions)	2022	2021	$ Change	% Change
Net cash provided from (used in) operating activities (A)	$8.1	$(767.8)	$775.9	*
Net cash provided from (used in) investing activities (B)	$173.7	$(356.8)	$530.5	*
Net cash (used in) provided from financing activities (C)	$(176.9)	$1,123.5	$(1,300.4)	*
* Change is greater than 100 percent.
(A)Changed primarily due to a decrease in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri in 2021.
(B)Changed primarily due to proceeds from the sale of Energy Transfer's limited partner units, partially offset by increased investment in power delivery projects at OG&E.
(C)Changed primarily due to decreased proceeds from long-term debt reflective of the debt issuance in May 2021 and decreased short-term debt, which was used to provide additional liquidity for the fuel and purchased power costs incurred by OG&E related to Winter Storm Uri in 2021.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at June 30, 2022 compared to December 31, 2021.

Accounts Receivable and Accrued Unbilled Revenues increased $119.8 million, or 52.7 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2022 as compared to December 2021 in addition to an increase in receivables tied to the sale of Energy Transfer's limited partner units.

Fuel Inventories increased $40.0 million, or 98.5 percent, primarily due to higher prices and volumes of coal and gas purchases.

Materials and Supplies, at Average Cost increased $13.0 million, or 11.0 percent, primarily due to increased plant materials and supplies inventory and consignment inventory which is partly a result of the ongoing supply chain and inflation impacts of the current economic environment.

Fuel Clause Under Recoveries increased $119.8 million, or 78.9 percent, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets increased $792.7 million, primarily due to the classification of the Oklahoma Winter Storm Uri regulatory asset as current, in anticipation of the securitization process being completed in July 2022 and OG&E receiving funds from the ODFA, and an increase in SPP deposits, partially offset by a decrease in under recovered riders.

Short-term Debt decreased $61.5 million, or 12.6 percent, primarily due to general operating needs. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accrued Taxes increased $57.5 million, primarily due to increased tax accruals resulting from the gain on sale of Energy Transfer limited partner units during the second quarter of 2022.

Long-Term Debt Due Within One Year increased $999.8 million, primarily due to the reclassification of long-term debt that will mature in May 2023.

Other Current Liabilities increased $15.9 million, or 46.6 percent, primarily due to changes in amounts of taxes due and an increase in SPP reserves related to true-ups.

Future Material Cash Requirements

OGE Energy's primary, material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes. Further, working capital requirements can be seasonal. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings.

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2022 through 2026 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2021 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2021 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the resultant customer benefits. OGE Energy is evaluating infrastructure investments incremental to the amounts identified in the Registrants' 2021 Form 10-K related to new generation capacity needs as outlined in OG&E's October 2021 IRP, as well as additional grid investments to address customer growth and grid resiliency. Supply chain disruption may increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects.

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

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements maturing in one year or less.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. As further discussed below, in May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at June 30, 2022.

(Dollars in millions)	June 30, 2022
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$724.2
Balance of cash and cash equivalents	$4.9

The following table presents information about OGE Energy's total short-term debt activity for the three and six months ended June 30, 2022.

(Dollars in millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Average balance of short-term debt	$630.1	$627.4
Weighted-average interest rate of average balance of short-term debt	1.21%	0.87%
Maximum month-end balance of short-term debt	$708.8	$731.5

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2021 and ending December 31, 2022.

Long-Term Debt

In May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan, and borrowed the full $50.0 million term loan, in order to preserve general financial flexibility within the company. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $135.0 million and contains substantially the same covenants as OGE Energy's existing $550.0 million revolving credit agreement. The credit agreement is scheduled to terminate on May 24, 2025. At June 30, 2022, the weighted-average interest rate for the amount drawn on the term loan under this credit agreement was 2.17 percent during the quarter.

OG&E expects to issue $300.0 million to $400.0 million in long-term debt in the second half of 2022 or in the first half of 2023 to fund its capital investments.

Securitization of Oklahoma Winter Storm Uri Extreme Purchase Costs

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which included estimated finance costs and was subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On December 22, 2021, the ODFA requested the Oklahoma Supreme Court to certify the proposed securitization bonds. On May 3, 2022, the Oklahoma Supreme Court issued a decision approving the securitization bonds, and on July 20, 2022, the ODFA issued the securitization bonds consistent with the OCC's order.

In connection with the securitization transaction, the ODFA and OG&E entered into an agreement on July 20, 2022 whereby the ODFA purchased, and OG&E sold, the securitization property that was created pursuant to legislation enacted by the State of Oklahoma in April 2021 and the financing order received from the OCC in December 2021. Such securitization property includes the right to assess, impose, adjust, collect and receive funds, in the form of the winter event securitization charge, from OG&E's existing and future Oklahoma customers in amounts intended to be sufficient to pay the principal and interest and financing charges on the securitization bonds. On July 20, 2022, OG&E received proceeds of approximately $750 million for the sale of the securitization property, which represented the amount of the securitization bonds sold less the issuance costs. OG&E used these proceeds to fund the Oklahoma Winter Storm Uri regulatory asset by recovering the authorized extreme, extraordinary fuel and purchased power costs incurred during Winter Storm Uri, as well as carrying costs.

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

On May 17, 2022, S&P's Global Ratings revised their ratings outlook on both OGE Energy and OG&E from negative to stable and affirmed all of their ratings on both entities.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency, and each rating should be evaluated independently of any other rating.

Distributions by Energy Transfer

During the three and six months ended June 30, 2022, Energy Transfer made distributions of $13.3 million and $30.0 million, respectively, to OGE Energy. On July 26, 2022, Energy Transfer announced a 15 percent increase in its quarterly cash distribution, resulting in a distribution of $0.23 per unit on its outstanding common units that will be paid on August 19, 2022 to unitholders of record as of the close of business on August 8, 2022.

Sale of Energy Transfer's Equity Securities

As previously disclosed, OGE Energy intends to become a pure play electric utility by exiting its investment in Energy Transfer's equity securities, and unit sales commenced in April 2022. During the three months ended June 30, 2022, OGE Energy sold 57.1 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $645.8 million. Through the end of July 2022, OGE Energy has sold 73.3 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $812.6 million and a remaining ownership percentage of less than one percent based on the latest publicly available information filed by Energy Transfer.

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

The EPA revised the National Ambient Air Quality Standard for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the National Ambient Air Quality Standard in another state. In response to litigation, on April 6, 2022, the EPA published a proposed federal implementation plan under the Cross State Air Pollution Rule intended to reduce interstate NOx emissions contributions. The federal implementation plan, which includes Oklahoma among 24 other states, proposes to limit the current emissions budgets over four years for certain generating units including ten of OG&E's units beginning in 2023. OG&E filed comments with the EPA on June 21, 2022 and is closely monitoring this issue; however, it is unknown at this time what, if any, potential material impacts will result from the EPA action.

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. On April 7, 2022, the EPA announced its intent to make findings that certain states have failed to submit a SIP for the second planning period and intends to issue these findings by August 31, 2022. The ODEQ is developing a revised Regional Haze SIP identifying any cost-effective control measures for submittal to the EPA. To date, the ODEQ has not submitted its SIP to the EPA for review and approval. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

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

On June 1, 2021, the USFWS published a proposed rule to list two distinct population segments of the Lesser Prairie Chicken; the southern distinct population segment located in west Texas and eastern New Mexico is proposed as endangered status, and the northern distinct population located in northwest Texas, Oklahoma, Kansas and Colorado is proposed to be listed as threatened status with a 4(d) rule which would prohibit take of the chicken, such as destroying its habitat by building a transmission line or substation, without a permit or special authorization from the USFWS. The final rule for the listing decision is expected to occur in mid-2022.

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

Over 95 percent of the ash from OG&E's Muskogee and Sooner facilities was recovered and sold to the concrete and cement industries in the last three years, and in 2021, River Valley became OG&E's third power plant to enter an agreement to have its ash reused. Using ash in this way also helps cement manufacturers minimize their impact on the environment by avoiding the need to extract and process other natural resources. Based on estimates from the American Coal Ash Association, OG&E ash reuse helped avoid over three million tons of CO2 emissions in the last 14 years.

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
In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. On August 3, 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the effluent limitation guidelines rule after completing its review of the October 2020 rule. The existing effluent limitation guidelines will remain in effect while the EPA undertakes this new rulemaking. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permit requirements from the State of Oklahoma.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
10.01+*	Securitization Property Purchase and Sale Agreement dated as of July 20, 2022 by and between the Oklahoma Development Finance Authority, as Issuer, and Oklahoma Gas and Electric Company, as Seller.	X	X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.01+
Credit Agreement dated as of May 24, 2022 by and among OGE Energy Corp., the Lenders and BOKF NA, dba Bank of Oklahoma as Sole Administrative Agent, Sole Syndication Agent, Lead Arranger and Sole Bookrunner.
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

+ Represents exhibits filed herewith.
* Corrected version of a previously filed exhibit.

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

August 3, 2022