Form 10-Q
period 2022-09-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2022-11-03
CIK 1021635, 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
OGE Energy Corp. ☐  Yes  ☑ No        Oklahoma Gas and Electric Company ☐  Yes  ☑ No

At September 30, 2022, there were 200,202,672 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At September 30, 2022, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•the impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$1,250.6	$848.2	$2,619.7	$3,033.7
Other revenues	20.2	16.2	44.1	38.7
Operating revenues	1,270.8	864.4	2,663.8	3,072.4
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	673.8	330.1	1,322.8	1,876.9
OPERATING EXPENSES
Other operation and maintenance	131.4	115.4	364.5	343.9
Depreciation and amortization	122.4	108.6	341.4	310.2
Taxes other than income	25.3	25.5	77.5	78.5
Operating expenses	279.1	249.5	783.4	732.6
OPERATING INCOME	317.9	284.8	557.6	462.9
OTHER INCOME (EXPENSE)
Gain on equity securities (Note 1)	39.4	—	282.1	—
Equity in earnings of unconsolidated affiliates	—	41.2	—	127.9
Allowance for equity funds used during construction	2.4	1.9	4.6	4.8
Other net periodic benefit income (expense)	0.3	(1.6)	(11.8)	(4.3)
Other income	16.1	5.6	60.6	14.9
Other expense	(19.5)	(3.8)	(33.1)	(12.5)
Net other income	38.7	43.3	302.4	130.8
INTEREST EXPENSE
Interest on long-term debt	40.8	39.3	119.7	115.5
Allowance for borrowed funds used during construction	(0.6)	(1.0)	(2.7)	(2.5)
Interest on short-term debt and other interest charges	2.0	1.2	7.7	5.8
Interest expense	42.2	39.5	124.7	118.8
INCOME BEFORE TAXES	314.4	288.6	735.3	474.9
INCOME TAX EXPENSE	51.6	36.1	119.9	56.8
NET INCOME	$262.8	$252.5	$615.4	$418.1
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.2	200.2	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.9	200.4	200.7	200.3
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.31	$1.26	$3.07	$2.09
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.31	$1.26	$3.07	$2.09

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income	$262.8	$252.5	$615.4	$418.1
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1, $0.0, $0.1 and $0.0, respectively	—	0.1	0.1	0.1
Amortization of deferred net loss, net of tax of $0.0, $0.2, $0.3 and $0.6, respectively	0.4	0.4	0.9	1.2
Settlement cost, net of tax of $0.5, $0.3, $2.9 and $1.9, respectively	1.4	1.1	9.5	4.8
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.1), ($0.1), ($0.1) and ($0.3), respectively	(0.1)	(0.3)	(0.1)	(1.0)
Amortization of deferred net loss, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	—	0.1
Other comprehensive gain from unconsolidated affiliates, net of tax of $0.0, $0.0, $0.0 and $0.1, respectively	—	0.3	—	0.6
Other comprehensive income, net of tax	1.7	1.6	10.4	5.8
Comprehensive income	$264.5	$254.1	$625.8	$423.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$615.4	$418.1
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	341.4	310.2
Deferred income taxes and other tax credits, net	(175.9)	40.9
Gain on investment in equity securities	(282.1)	—
Equity in earnings of unconsolidated affiliates	—	(127.9)
Distributions from unconsolidated affiliates	—	55.0
Allowance for equity funds used during construction	(4.6)	(4.8)
Stock-based compensation expense	6.9	7.1
Regulatory assets	702.1	(881.5)
Regulatory liabilities	(71.7)	(50.0)
Other assets	21.0	(6.7)
Other liabilities	(19.3)	(41.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(174.9)	(99.4)
Income taxes receivable	2.5	7.6
Fuel, materials and supplies inventories	(84.5)	8.7
Fuel recoveries	(355.3)	(126.8)
Other current assets	(30.7)	(4.9)
Accounts payable	16.3	(41.4)
Other current liabilities	261.2	43.3
Net cash provided from (used in) operating activities	767.8	(494.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(690.8)	(540.6)
Proceeds from sales of equity securities	1,067.2	—
Other	(3.5)	(6.3)
Net cash provided from (used in) investing activities	372.9	(546.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	49.8	999.6
Increase (decrease) in short-term debt	(486.9)	288.2
Payment of long-term debt	(0.1)	(0.1)
Dividends paid on common stock	(246.4)	(242.8)
Cash paid for employee equity-based compensation and expense of common stock	(0.9)	(3.5)
Net cash (used in) provided from financing activities	(684.5)	1,041.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	456.2	0.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	1.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$456.2	$1.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456.2	$—
Accounts receivable, less reserve of $2.0 and $2.4, respectively	320.7	162.3
Accrued unbilled revenues	81.5	65.0
Income taxes receivable	0.1	2.6
Fuel inventories	85.3	40.6
Materials and supplies, at average cost	157.7	117.9
Fuel clause under recoveries	507.2	151.9
Other	104.1	73.3
Total current assets	1,712.8	613.6
OTHER PROPERTY AND INVESTMENTS
Equity securities investment in Energy Transfer	—	785.1
Other	104.6	120.0
Total other property and investments	104.6	905.1
PROPERTY, PLANT AND EQUIPMENT
In service	14,438.4	13,899.8
Construction work in progress	345.7	252.0
Total property, plant and equipment	14,784.1	14,151.8
Less: accumulated depreciation	4,516.3	4,318.9
Net property, plant and equipment	10,267.8	9,832.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	493.9	1,230.8
Other	24.9	24.0
Total deferred charges and other assets	518.8	1,254.8
TOTAL ASSETS	$12,604.0	$12,606.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$486.9
Accounts payable	299.7	274.0
Dividends payable	82.9	82.1
Customer deposits	86.4	81.1
Accrued taxes	263.8	52.9
Accrued interest	42.7	40.8
Accrued compensation	44.0	37.7
Long-term debt due within one year	999.9	—
Other	56.6	34.1
Total current liabilities	1,876.0	1,089.6
LONG-TERM DEBT	3,548.2	4,496.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	145.7	159.8
Deferred income taxes	1,201.3	1,333.3
Deferred investment tax credits	13.6	12.8
Regulatory liabilities	1,178.7	1,231.1
Other	199.8	227.1
Total deferred credits and other liabilities	2,739.1	2,964.1
Total liabilities	8,163.3	8,550.1
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,131.7	1,125.8
Retained earnings	3,323.5	2,955.4
Accumulated other comprehensive loss, net of tax	(14.4)	(24.8)
Treasury stock, at cost	(0.1)	(0.1)
Total stockholders' equity	4,440.7	4,056.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,604.0	$12,606.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	279.5	—	279.5
Other comprehensive income, net of tax	—	—	—	—	—	—	7.8	7.8
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.3)	—	(82.3)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Balance at March 31, 2022	200.1	$2.0	—	$(0.1)	$1,125.2	$3,152.6	$(17.0)	$4,262.7
Net income	—	—	—	—	—	73.1	—	73.1
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.1)	—	(82.1)
Stock-based compensation	0.1	—	—	—	2.3	—	—	2.3
Balance at June 30, 2022	200.2	$2.0	—	$(0.1)	$1,127.5	$3,143.6	$(16.1)	$4,256.9
Net income	—	—	—	—	—	262.8	—	262.8
Other comprehensive income, net of tax	—	—	—	—	—	—	1.7	1.7
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(82.9)	—	(82.9)
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Balance at September 30, 2022	200.2	$2.0	—	$(0.1)	$1,129.7	$3,323.5	$(14.4)	$4,440.7

Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	52.7	—	52.7
Other comprehensive income, net of tax	—	—	—	—	—	—	3.5	3.5
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(81.7)	—	(81.7)
Stock-based compensation	—	—	(0.1)	5.2	(6.0)	—	—	(0.8)
Balance at March 31, 2021	200.1	$2.0	—	$(0.1)	$1,116.6	$2,515.6	$(28.6)	$3,605.5
Net income	—	—	—	—	—	112.9	—	112.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.7	0.7
Dividends declared on common stock ($0.4025 per share)	—	—	—	—	—	(80.6)	—	(80.6)
Stock-based compensation	—	—	—	—	2.3	—	—	2.3
Balance at June 30, 2021	200.1	$2.0	—	$(0.1)	$1,118.9	$2,547.9	$(27.9)	$3,640.8
Net income	—	—	—	—	—	252.5	—	252.5
Other comprehensive income, net of tax	—	—	—	—	—	—	1.6	1.6
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.1)	—	(82.1)
Stock-based compensation	—	—	—	—	2.1	—	—	2.1
Balance at September 30, 2021	200.1	$2.0	—	$(0.1)	$1,121.0	$2,718.3	$(26.3)	$3,814.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$1,250.6	$848.2	$2,619.7	$3,033.7
Other revenues	20.2	16.2	44.1	38.7
Operating revenues	1,270.8	864.4	2,663.8	3,072.4
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	673.8	330.1	1,322.8	1,876.9
OPERATING EXPENSES
Other operation and maintenance	121.5	115.8	355.3	344.4
Depreciation and amortization	122.4	108.6	341.4	310.2
Taxes other than income	24.5	24.6	74.6	75.3
Operating expenses	268.4	249.0	771.3	729.9
OPERATING INCOME	328.6	285.3	569.7	465.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	2.4	1.9	4.6	4.8
Other net periodic benefit income (expense)	2.2	(1.1)	(1.0)	(3.2)
Other income	2.1	2.4	4.3	5.2
Other expense	(1.1)	(0.3)	(1.9)	(1.0)
Net other income	5.6	2.9	6.0	5.8
INTEREST EXPENSE
Interest on long-term debt	39.8	38.4	116.9	114.2
Allowance for borrowed funds used during construction	(0.6)	(1.0)	(2.7)	(2.5)
Interest on short-term debt and other interest charges	1.0	0.6	4.0	2.6
Interest expense	40.2	38.0	118.2	114.3
INCOME BEFORE TAXES	294.0	250.2	457.5	357.1
INCOME TAX EXPENSE	40.9	26.4	64.7	37.0
NET INCOME	$253.1	$223.8	$392.8	$320.1
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$253.1	$223.8	$392.8	$320.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$392.8	$320.1
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	341.4	310.2
Deferred income taxes and other tax credits, net	203.0	32.1
Allowance for equity funds used during construction	(4.6)	(4.8)
Stock-based compensation expense	2.3	1.6
Regulatory assets	702.1	(881.5)
Regulatory liabilities	(71.7)	(50.0)
Other assets	1.3	(0.9)
Other liabilities	(10.6)	(38.2)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(174.3)	(100.8)
Fuel, materials and supplies inventories	(84.5)	8.7
Fuel recoveries	(355.3)	(126.8)
Other current assets	(29.9)	(3.2)
Accounts payable	12.4	(39.3)
Income taxes payable - parent	(136.2)	7.2
Other current liabilities	55.7	36.0
Net cash provided from (used in) operating activities	843.9	(529.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(690.8)	(540.6)
Net cash used in investing activities	(690.8)	(540.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(150.9)	87.0
Payment of long-term debt	(0.1)	(0.1)
Proceeds from long-term debt	—	499.8
Capital contribution from OGE Energy	—	530.0
Dividends paid on common stock	—	(45.0)
Net cash (used in) provided from financing activities	(151.0)	1,071.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.1	1.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2.1	$1.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2.1	$—
Accounts receivable, less reserve of $2.0 and $2.4, respectively	319.8	162.0
Accrued unbilled revenues	81.5	65.0
Advances to parent	200.0	—
Fuel inventories	85.3	40.6
Materials and supplies, at average cost	157.7	117.9
Fuel clause under recoveries	507.2	151.9
Other	97.6	67.7
Total current assets	1,451.2	605.1
OTHER PROPERTY AND INVESTMENTS	4.4	3.9
PROPERTY, PLANT AND EQUIPMENT
In service	14,432.3	13,893.7
Construction work in progress	345.7	252.0
Total property, plant and equipment	14,778.0	14,145.7
Less: accumulated depreciation	4,516.3	4,318.9
Net property, plant and equipment	10,261.7	9,826.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	493.9	1,230.8
Other	22.6	21.4
Total deferred charges and other assets	516.5	1,252.2
TOTAL ASSETS	$12,233.8	$11,688.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2022	2021
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$262.3	$240.6
Advances from parent	—	101.3
Customer deposits	86.4	81.1
Accrued taxes	71.4	50.8
Accrued interest	41.5	40.4
Accrued compensation	33.7	27.8
Long-term debt due within one year	499.9	—
Other	56.6	33.8
Total current liabilities	1,051.8	575.8
LONG-TERM DEBT	3,498.4	3,996.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	70.0	75.1
Deferred income taxes	1,244.0	1,000.4
Deferred investment tax credits	13.6	12.8
Regulatory liabilities	1,178.7	1,231.1
Other	179.4	193.5
Total deferred credits and other liabilities	2,685.7	2,512.9
Total liabilities	7,235.9	7,085.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,574.0	1,571.7
Retained earnings	3,423.9	3,031.1
Total stockholder's equity	4,997.9	4,602.8
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,233.8	$11,688.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	39.0	39.0
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2022	40.4	$100.9	$1,471.6	$3,070.1	$4,642.6
Net income	—	—	—	100.7	100.7
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2022	40.4	$100.9	$1,472.3	$3,170.8	$4,744.0
Net income	—	—	—	253.1	253.1
Stock-based compensation	—	—	0.8	—	0.8
Balance at September 30, 2022	40.4	$100.9	$1,473.1	$3,423.9	$4,997.9

Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	11.2	11.2
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	0.5	—	0.5
Balance at March 31, 2021	40.4	$100.9	$1,469.1	$2,947.3	$4,517.3
Net income	—	—	—	85.1	85.1
Dividends declared on common stock	—	—	—	(45.0)	(45.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at June 30, 2021	40.4	$100.9	$1,469.7	$2,987.4	$4,558.0
Net income	—	—	—	223.8	223.8
Dividends declared on common stock	—	—	—	(220.0)	(220.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at September 30, 2021	40.4	$100.9	$1,470.3	$2,991.2	$4,562.4

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

1.Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas. Prior to September 30, 2022, OGE Energy also held investments in Enable and Energy Transfer, which offered natural gas, crude oil and NGL services. OGE Energy reports these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. For periods prior to the December 2, 2021 closing of the Enable and Energy Transfer merger, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment. For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in the Energy Transfer units it acquired in the merger as an investment in equity securities, as further discussed below. As of September 30, 2022, OGE Energy has sold all of its Energy Transfer limited partner units, becoming primarily an electric utility.

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

Natural Gas Midstream Operations. OGE Energy's natural gas midstream operations segment includes OGE Energy's investment in Energy Transfer's equity securities acquired in the merger and legacy Enable seconded employee pension and postretirement costs. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings.

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
In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at September 30, 2022 and December 31, 2021, the results of the Registrants' operations for the three and nine months ended September 30, 2022 and 2021 and the Registrants' cash flows for the nine months ended September 30, 2022 and 2021 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2022 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2021 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2022	2021
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$467.0	$140.4
Arkansas fuel clause under recoveries	40.2	11.5
SPP cost tracker under recovery (A)	0.2	9.3
Oklahoma Energy Efficiency Rider under recoveries (A)	—	11.7
Other (A)	6.7	9.7
Total current regulatory assets	$514.1	$182.6
Non-current:
Oklahoma Winter Storm Uri costs	$—	$747.9
Oklahoma deferred storm expenses	203.3	172.8
Benefit obligations regulatory asset	99.1	109.2
Arkansas Winter Storm Uri costs	80.6	88.9
Pension tracker	47.6	42.9
Sooner Dry Scrubbers	18.3	18.9
Arkansas deferred pension expenses	11.8	12.1
Unamortized loss on reacquired debt	8.3	8.9
COVID-19 impacts	8.0	8.2
Frontier Plant deferred expenses	5.6	6.7
Smart Grid	0.3	3.9
Other	11.0	10.4
Total non-current regulatory assets	$493.9	$1,230.8
REGULATORY LIABILITIES
Current:
Oklahoma investment tax credit rider under credit (B)	$5.3	$—
Oklahoma Energy Efficiency Rider over recoveries (B)	5.2	—
Other (B)	1.5	2.5
Total current regulatory liabilities	$12.0	$2.5
Non-current:
Income taxes refundable to customers, net	$904.2	$930.7
Accrued removal obligations, net	272.5	296.8
Other	2.0	3.6
Total non-current regulatory liabilities	$1,178.7	$1,231.1
(A)Included in Other Current Assets in the condensed balance sheets.
(B)Included in Other Current Liabilities in the condensed balance sheets.

The Oklahoma Winter Storm Uri regulatory asset was fully recovered in July 2022 through OG&E's receipt of securitization funds from the ODFA, as further discussed in Note 14.

As a result of the Oklahoma general rate review order received in September 2022, OG&E removed state investment tax credits from base rates and now provides these credits to customers through a rider, effective July 1, 2022, which can either result in a regulatory asset or regulatory liability based on the differential between estimated and actual investment tax credits included in the rider.

OG&E recovers program costs related to the Energy Efficiency Program in Oklahoma through the Energy Efficiency Rider, which operates on a three-year program cycle. The current program cycle, which runs through 2024, includes recovery of

(i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments.

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

Investment in Equity Securities of Energy Transfer

For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." As of September 30, 2022, OGE Energy has sold all of its 95.4 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $1,067.2 million. Prior to exiting its Energy Transfer investment, OGE Energy presented the Energy Transfer equity securities at fair value in its balance sheet. OGE Energy presents realized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its statement of income, as appropriate. During the three and nine months ended September 30, 2022, OGE Energy recognized gains of $39.4 million and $282.1 million, respectively, related to its investment in Energy Transfer's equity securities. During the three and nine months ended September 30, 2022, OGE Energy received distributions of $4.0 million and $34.0 million, respectively, from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement.

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

OGE Energy considered distributions received from Enable which did not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and were classified as operating activities in the statements of cash flows. OGE Energy considered distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and are classified as investing activities in the statements of cash flows. Distributions received from Enable were $18.3 million and $55.0 million during the three and nine months ended September 30, 2021, respectively.

The following table presents a reconciliation of OGE Energy's equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2021.

(In millions)	Three Months Ended	Nine Months Ended
Enable net income	$107.0	$341.0
OGE Energy's percent ownership at period end	25.5%	25.5%
OGE Energy's portion of Enable net income	$27.5	$87.0
Amortization of basis difference and dilution recognition (A)	13.7	40.9
Equity in earnings of unconsolidated affiliates	$41.2	$127.9
(A)Includes loss on dilution, net of proportional basis difference recognition.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the nine months ended September 30, 2022 and 2021. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2021	$(26.1)	$1.3	$(24.8)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	1.0	(0.1)	0.9
Settlement cost	9.5	—	9.5
Balance at September 30, 2022	$(15.6)	$1.2	$(14.4)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(34.1)	$3.3	$(1.3)	$(32.1)
Other comprehensive income before reclassifications	—	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(0.9)	—	0.4
Settlement cost	4.8	—	—	4.8
Balance at September 30, 2021	$(28.0)	$2.4	$(0.7)	$(26.3)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and nine months ended September 30, 2022 and 2021.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.4)	$(0.6)	$(1.2)	$(1.8)	(A)
Prior service cost	(0.1)	(0.1)	(0.2)	(0.1)	(A)
Settlement cost	(1.9)	(1.4)	(12.4)	(6.7)	(A)
	(2.4)	(2.1)	(13.8)	(8.6)	Income Before Taxes
	(0.6)	(0.5)	(3.3)	(2.5)	Income Tax Expense
	$(1.8)	$(1.6)	$(10.5)	$(6.1)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$0.2	$0.4	$0.2	$1.3	(A)
Actuarial losses	—	—	—	(0.1)	(A)
	0.2	0.4	0.2	1.2	Income Before Taxes
	0.1	0.1	0.1	0.3	Income Tax Expense
	$0.1	$0.3	$0.1	$0.9	Net Income

Total reclassifications for the period, net of tax	$(1.7)	$(1.3)	$(10.4)	$(5.2)	Net Income
(A)These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, "Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance." This standard requires additional annual disclosures when a business receives government assistance and uses a grant or contribution accounting model by analogy to other accounting guidance such as the grant model under International Accounting Standards 20, "Accounting for Government Grants and Disclosures of Government Assistance" and GAAP ASC 958-605, "Not-for-Profit Entities - Revenue Recognition." The standard was effective January 1, 2022, and the Registrants adopted this standard prospectively. As further discussed in Note 14, the ODFA issued securitization bonds in July 2022, and, in connection with this securitization transaction, OG&E received approximately $750 million from the ODFA to fund the extreme fuel and purchased power costs incurred by OG&E during Winter Storm Uri. The Registrants accounted for this transaction by analogy to the grant model under International Accounting Standards 20, as the Registrants believe there is no specific GAAP guidance directly applicable to the Registrants' facts and circumstances. The Registrants recorded the receipt of proceeds from the ODFA and removal of the Oklahoma Winter Storm Uri regulatory asset by debiting Cash and Cash Equivalents and crediting Regulatory Assets in their 2022 condensed balance sheets. Further, this transaction is reflected within Operating Activities in the Registrants' 2022 condensed statements of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Residential	$512.3	$365.5	$1,028.4	$1,112.2
Commercial	305.5	203.4	627.0	619.2
Industrial	109.8	79.9	248.6	264.1
Oilfield	101.8	68.0	234.0	257.5
Public authorities and street light	109.8	75.0	228.9	235.1
System sales revenues	1,139.2	791.8	2,366.9	2,488.1
Provision for tax refund	0.9	—	(1.8)	—
Integrated market	69.8	17.2	135.6	447.6
Transmission	36.9	30.8	105.6	103.8
Other	3.8	8.4	13.4	(5.8)
Revenues from contracts with customers (A)	$1,250.6	$848.2	$2,619.7	$3,033.7
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

OGE Energy and OG&E

OGE Energy charged operating costs to OG&E of $31.7 million and $32.2 million during the three months ended September 30, 2022 and 2021, respectively, and $97.8 million and $101.3 million during the nine months ended September 30, 2022 and 2021, respectively.

OGE Energy and Enable

Prior to December 2, 2021, OGE Energy and Enable were parties to several agreements whereby OGE Energy provided specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. OGE Energy had accounts receivable from Enable for amounts billed for support services of $0.3 million as of December 31, 2021, which is included in Accounts Receivable in OGE Energy's 2021 consolidated balance sheet.

OG&E and Enable

Enable provided gas transportation services to OG&E pursuant to agreements that granted Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E compensated Enable when Enable's deliveries exceeded OG&E's pipeline nominations. Enable compensated OG&E when OG&E's pipeline nominations exceeded Enable's deliveries. Upon the closing of the merger between Enable and Energy Transfer, these contracts were assumed by Energy Transfer. The following table presents summarized related party transactions between OG&E and Enable during the three and nine months ended September 30, 2021.

(In millions)	Three Months Ended	Nine Months Ended
Operating revenues:
Electricity to power electric compression assets	$4.1	$10.0
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$9.4	$23.4
Natural gas purchases (sales)	$(7.7)	$(28.3)

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. The following table presents OGE Energy's previous financial instrument measured at fair value on a recurring basis and the carrying amount and fair value of the Registrants' current financial instruments at September 30, 2022 and December 31, 2021, as well as the classification level within the fair value hierarchy. As of September 30, 2022, OGE Energy had sold all of the Energy Transfer limited partner units it received as a result of the merger transaction between Enable and Energy Transfer in December 2021.

	September 30,		December 31,
	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Financial instrument measured at fair value on a recurring basis:
OGE Energy investment in Energy Transfer's equity securities	$—	$—	$785.1	$785.1	Level 1

Financial instruments for which fair value is only disclosed:
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$500.0	$486.8	$499.9	$497.8	Level 2
OGE Energy Term Loan	$49.8	$50.0	$—	$—	Level 2
OG&E Senior Notes	$3,853.6	$3,449.4	$3,851.8	$4,460.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.3	$7.1	$9.3	$10.0	Level 3

6.Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2022 and 2021 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Performance units - total shareholder return	$1.7	$1.9	$5.3	$5.8	$0.6	$0.5	$1.7	$1.4
Restricted stock units	0.6	0.4	1.6	1.3	0.2	0.1	0.6	0.2
Total compensation expense	$2.3	$2.3	$6.9	$7.1	$0.8	$0.6	$2.3	$1.6
Income tax benefit	$0.5	$0.6	$1.7	$1.8	$0.2	$0.1	$0.6	$0.4

During the nine months ended September 30, 2022, OGE Energy issued 27,278 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan and issued an immaterial amount of treasury stock to satisfy payouts of restricted stock unit grants to the Registrants' employees.

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

8.Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2022.

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

The following table presents the calculation of basic and diluted earnings per share for OGE Energy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income	$262.8	$252.5	$615.4	$418.1
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.2	200.2	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.7	0.2	0.5	0.2
Diluted average common shares outstanding	200.9	200.4	200.7	200.3
Basic earnings per average common share	$1.31	$1.26	$3.07	$2.09
Diluted earnings per average common share	$1.31	$1.26	$3.07	$2.09
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

9.Long-Term Debt

At September 30, 2022, the Registrants were in compliance with all of their debt agreements.

In May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan, and borrowed the full $50.0 million term loan, in order to preserve general financial flexibility within the company. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $135.0 million and contains substantially the same covenants as OGE Energy's existing $550.0 million revolving credit agreement. The credit agreement is scheduled to terminate on May 24, 2025. At September 30, 2022, the weighted-average interest rate for the amount drawn on the term loan under this credit agreement was 3.23 percent during the quarter.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.11%	-	2.65%	Garfield Industrial Authority, January 1, 2025	$47.0
0.11%	-	2.60%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	-	2.65%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

10.Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OGE Energy had no short-term debt at September 30, 2022 compared to $486.9 million of short-term debt at December 31, 2021.

The following table presents information regarding the Registrants' revolving credit agreements at September 30, 2022.

	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$—	—%	(F)	December 17, 2026
OGE Energy (C)	50.0	—	—%	(F)	May 24, 2025
OG&E (D)(E)	550.0	0.4	1.15%	(F)	December 17, 2026
Total	$1,150.0	$0.4	1.15%
(A)Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2022.
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
(E)OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2026. At September 30, 2022, there were $47.6 million in intercompany borrowings under this agreement.
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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for the two-year period ending December 31, 2022. OG&E has requested approval from the FERC to incur up to $1.0 billion for the two-year period beginning January 1, 2023 and ending December 31, 2024 and expects to receive approval prior to the expiration of its current authority.

11.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the nine months ended September 30, 2022, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,		September 30,		September 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1.8	$2.8	$5.7	$8.4	$0.3	$0.3	$0.8	$0.6
Interest cost	4.1	3.1	11.8	10.0	—	—	0.1	0.1
Expected return on plan assets	(6.0)	(8.5)	(19.0)	(25.6)	—	—	—	—
Amortization of net loss	2.4	2.3	6.6	7.0	—	—	0.1	0.1
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	0.1	0.2	0.1
Settlement cost	2.3	3.7	18.3	35.4	—	1.7	0.2	2.1
Total net periodic benefit cost	4.6	3.4	23.4	35.2	0.4	2.1	1.4	3.0
Less: Amount paid by unconsolidated affiliates	—	(0.1)	—	(0.2)	—	—	—	—
Net periodic benefit cost	$4.6	$3.5	$23.4	$35.4	$0.4	$2.1	$1.4	$3.0
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OG&E	September 30,		September 30,		September 30,		September 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$1.5	$2.0	$4.6	$5.8	$—	$—	$—	$—
Interest cost	3.1	2.3	9.0	7.3	—	—	—	—
Expected return on plan assets	(4.7)	(6.2)	(14.7)	(18.5)	—	—	—	—
Amortization of net loss	2.1	1.7	5.6	5.2	—	—	—	0.1
Settlement cost	0.4	2.6	6.1	29.2	—	1.3	—	1.6
Total net periodic benefit cost	2.4	2.4	10.6	29.0	—	1.3	—	1.7
Plus: Amount allocated from OGE Energy	0.4	0.7	2.6	5.3	0.4	0.8	1.1	1.3
Net periodic benefit cost	$2.8	$3.1	$13.2	$34.3	$0.4	$2.1	$1.1	$3.0

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans for the three and nine months ended September 30, 2022 and 2021, the Registrants recognized the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Increase of regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$2.7	$0.5	$5.0	$22.2
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$0.3	$4.4	$7.0	$33.3
Arkansas jurisdiction (A)	$0.1	$0.4	$0.7	$3.1
(A) Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$0.1	$0.1	$0.2	$—	$—	$0.1	$0.1
Interest cost	0.9	0.9	2.7	2.6	0.7	0.6	2.0	1.9
Expected return on plan assets	(0.5)	(0.4)	(1.4)	(1.4)	(0.4)	(0.4)	(1.2)	(1.3)
Amortization of net loss	0.5	0.7	1.2	2.1	0.3	0.6	1.1	2.0
Amortization of unrecognized prior service cost (A)	(1.0)	(1.8)	(2.9)	(5.2)	(0.9)	(1.2)	(2.7)	(3.7)
Total net periodic benefit cost	(0.1)	(0.5)	(0.3)	(1.7)	(0.3)	(0.4)	(0.7)	(1.0)
Less: Amount paid by unconsolidated affiliates (B)	—	(0.1)	—	(0.4)
Plus: Amount allocated from OGE Energy (B)					—	(0.1)	—	(0.3)
Net periodic benefit cost	$(0.1)	$(0.4)	$(0.3)	$(1.3)	$(0.3)	$(0.5)	$(0.7)	$(1.3)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021, the Registrants recognized the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Increase (decrease) of regulatory liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.2)	$0.1	$(0.4)	$0.3
(A) Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Capitalized portion of net periodic pension benefit cost	$0.7	$0.9	$2.2	$2.5	$0.7	$0.7	$1.9	$2.1
Capitalized portion of net periodic postretirement benefit cost	$0.1	$0.1	$0.2	$0.2	$—	$—	$0.1	$0.1

12.Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric utility segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Prior to the Enable and Energy Transfer merger closing on December 2, 2021, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. Subsequent to December 2, 2021, OGE Energy's natural gas midstream operations segment includes its investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Other operations primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three and nine months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,270.8	$—	$—	$—	$1,270.8
Fuel, purchased power and direct transmission expense	673.8	—	—	—	673.8
Other operation and maintenance	121.5	10.5	(0.6)	—	131.4
Depreciation and amortization	122.4	—	—	—	122.4
Taxes other than income	24.5	0.1	0.7	—	25.3
Operating income (loss)	328.6	(10.6)	(0.1)	—	317.9
Gain on equity securities	—	39.4	—	—	39.4
Other income (expense)	5.6	(7.8)	2.6	(1.1)	(0.7)
Interest expense	40.2	—	3.1	(1.1)	42.2
Income tax expense	40.9	4.9	5.8	—	51.6
Net income (loss)	$253.1	$16.1	$(6.4)	$—	$262.8
Total assets	$12,233.8	$1.3	$933.9	$(565.0)	$12,604.0

Three Months Ended September 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$864.4	$—	$—	$—	$864.4
Fuel, purchased power and direct transmission expense	330.1	—	—	—	330.1
Other operation and maintenance	115.8	0.3	(0.7)	—	115.4
Depreciation and amortization	108.6	—	—	—	108.6
Taxes other than income	24.6	0.1	0.8	—	25.5
Operating income (loss)	285.3	(0.4)	(0.1)	—	284.8
Equity in earnings of unconsolidated affiliates	—	41.2	—	—	41.2
Other income (expense)	2.9	(0.5)	(0.2)	(0.1)	2.1
Interest expense	38.0	—	1.6	(0.1)	39.5
Income tax expense	26.4	9.5	0.2	—	36.1
Net income (loss)	$223.8	$30.8	$(2.1)	$—	$252.5
Investment in unconsolidated affiliates	$—	$449.5	$—	$—	$449.5
Total assets	$11,597.9	$451.8	$293.3	$(165.5)	$12,177.5

Nine Months Ended September 30, 2022	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,663.8	$—	$—	$—	$2,663.8
Fuel, purchased power and direct transmission expense	1,322.8	—	—	—	1,322.8
Other operation and maintenance	355.3	11.7	(2.5)	—	364.5
Depreciation and amortization	341.4	—	—	—	341.4
Taxes other than income	74.6	0.2	2.7	—	77.5
Operating income (loss)	569.7	(11.9)	(0.2)	—	557.6
Gain on equity securities	—	282.1	—	—	282.1
Other income	6.0	13.3	2.6	(1.6)	20.3
Interest expense	118.2	—	8.1	(1.6)	124.7
Income tax expense (benefit)	64.7	56.2	(1.0)	—	119.9
Net income (loss)	$392.8	$227.3	$(4.7)	$—	$615.4
Total assets	$12,233.8	$1.3	$933.9	$(565.0)	$12,604.0

Nine Months Ended September 30, 2021	Electric Utility	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,072.4	$—	$—	$—	$3,072.4
Fuel, purchased power and direct transmission expense	1,876.9	—	—	—	1,876.9
Other operation and maintenance	344.4	2.3	(2.8)	—	343.9
Depreciation and amortization	310.2	—	—	—	310.2
Taxes other than income	75.3	0.3	2.9	—	78.5
Operating income (loss)	465.6	(2.6)	(0.1)	—	462.9
Equity in earnings of unconsolidated affiliates	—	127.9	—	—	127.9
Other income (expense)	5.8	(1.2)	(0.8)	(0.9)	2.9
Interest expense	114.3	—	5.4	(0.9)	118.8
Income tax expense (benefit)	37.0	23.2	(3.4)	—	56.8
Net income (loss)	$320.1	$100.9	$(2.9)	$—	$418.1
Investment in unconsolidated affiliates	$—	$449.5	$—	$—	$449.5
Total assets	$11,597.9	$451.8	$293.3	$(165.5)	$12,177.5

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

2021 Oklahoma General Rate Review

In December 2021, OG&E filed a general rate review in Oklahoma seeking a rate increase of $163.5 million and a 10.2 percent return on equity based on a common equity percentage of 53.37 percent. The rate review was based on a September 30, 2021 test year and included a request for recovery of $1.2 billion of capital investment since the last general rate review. OG&E had the right to implement interim rates subject to refund beginning July 1, 2022 (180 days after the filing of its application on December 30, 2021). On July 1, 2022, OG&E implemented an annual interim rate increase of $30.0 million, subject to refund for amounts in excess of the rates approved by the OCC.

On September 8, 2022, the OCC approved a Joint Stipulation and Settlement Agreement that had been entered into by OG&E, the OCC Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. Non-signatory parties had agreed not to contest this agreement. Key terms of the agreement, as approved by the OCC, include, among others:

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
•There would be no change in OG&E's current return on equity of 9.5 percent, and OG&E's requested capital structure based on a common equity percentage of 53.37 percent would be approved;

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

Due to the September 8, 2022 OCC approval of the rate increase of $30.0 million, no refund of interim rates was necessary.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings it made with the FERC while the appeal was pending that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed an update on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. It also urged that all pending complaint proceedings, including four complaints against the SPP, be resolved before the refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of September 30, 2022, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

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

On July 5, 2022, OG&E filed a motion to request recovery of the regulatory asset balance over 10 years using a weighted average cost of capital instead of through securitization. On July 15, 2022, the APSC Staff filed a response to OG&E’s motion stating the Staff does not oppose OG&E's request for recovery using a weighted average cost of capital, as long as no other party to the case opposes. Subsequently, other intervenors have filed their opposition to OG&E using a weighted average cost of capital for recovery. On August 1, 2022, the APSC issued a procedural order to set a schedule for additional testimony, and a hearing on the merits is expected to be held on December 2, 2022. As of September 30, 2022, OG&E has deferred $80.6 million to a regulatory asset, as indicated in Note 1.

Arkansas 2021 Formula Rate Plan Filing - Extension

On May 18, 2022, the APSC issued an order granting OG&E's request for a five-year extension of the Formula Rate Plan Rider with certain terms and conditions, including continuation of OG&E's current return on equity of 9.5 percent and a change to OG&E's current debt-to-equity ratio of 50/50 percent to 55/45 percent. On June 17, 2022, OG&E filed a request for rehearing seeking reconsideration by the APSC of their decision to alter the Formula Rate Plan Rider's capital structure. On September 19, 2022, the APSC issued an order reversing its May 18, 2022 order and denying the extension of OG&E's Formula Rate Plan Rider. On September 20, 2022, the APSC Staff filed a motion for clarification for the extension denial, and OG&E, the Arkansas Attorney General and Arkansas River Valley Energy Consumers filed responses to the clarification. On September 30, 2022, the APSC issued an order clarifying that OG&E is authorized to file its 2022 and 2023 evaluation reports under the Formula Rate Plan Rider to true-up prior projected year rate adjustments. On October 28, 2022, Arkansas River Valley Energy Consumers and Walmart Inc. filed a request for rehearing of the APSC's September 30, 2022 order and asked the APSC to reverse its position and prohibit OG&E from making any further filings under its current Formula Rate Plan. On November 1, 2022, OG&E filed against the request for rehearing. Despite the denial of the extension request, the Formula Rate Plan Rider will continue until new rates are set in a future general rate review.

Arkansas 2022 Formula Rate Plan Filing

On October 3, 2022, OG&E filed its fifth evaluation report under its Formula Rate Plan, including a request to increase its Arkansas retail revenues by $8.5 million. If approved, new rates will be effective April 1, 2023.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $17.4 million to $58.0 million for all five cases, of which $4.1 million to $7.0 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

2021 Oklahoma Fuel Prudency

On July 1, 2022, the Public Utility Division Staff filed their application initiating the review of the 2021 fuel adjustment clause and prudence review. OG&E filed its Minimum Filing Requirements and Supporting Testimony on August 30, 2022, and responsive testimony is due January 6, 2023.

Fuel Cost Adjustment Show Cause

On September 29, 2022, the OCC Public Utility Division Staff initiated a cause to determine the appropriate methodology to recover OG&E's fuel clause under recovery balance of $424.0 million and how OG&E's fuel factors should be set going forward. The Staff requested that OG&E explain how it arrived at the noted under recovery balance, explain its fuel forecasting process, justify its amortization period of 24 months and explain the adequacy of its resource mix and fuel supply plans. Updated fuel factors were implemented by OG&E on October 1, 2022 to recover the balance from customers over 24 months. The Staff did not oppose OG&E's implementation of updated fuel factors on an interim basis and subject to refund. A hearing on the merits is scheduled to begin on November 3, 2022. A final order on this matter is expected by November 11, 2022, which would comply with the statutory requirement that an order be issued seven days post-hearing.

SPP Proceedings

Planning Reserve Margin and Performance Based Accreditation

On July 26, 2022, the SPP Board of Directors approved a planning reserve margin increase from 12 percent to 15 percent that each load serving entity, such as OG&E, must maintain. This change will be effective for the summer of 2023. At the same time, the SPP Board of Directors also approved a new unit accreditation methodology, which begins a phased implementation starting in the summer of 2024. As a result, OG&E is currently evaluating its plan to fill the incremental capacity needs brought about by these policy changes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas. Prior to September 30, 2022, OGE Energy also held investments in Enable and Energy Transfer, which offered natural gas, crude oil and NGL services. OGE Energy reports these activities through two business segments: (i) electric utility and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. For periods prior to the December 2, 2021 closing of the Enable and Energy Transfer merger, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment. For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in the Energy Transfer units it acquired in the merger as an investment in equity securities. As of September 30, 2022, OGE Energy has sold all of its Energy Transfer limited partner units, becoming primarily an electric utility.

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

Natural Gas Midstream Operations. OGE Energy's natural gas midstream operations segment includes OGE Energy's investment in Energy Transfer's equity securities acquired in the merger and legacy Enable seconded employee pension and postretirement costs. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings. OGE Energy no longer has any ownership interest in natural gas midstream operations.

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

Recent Developments

Winter Storm Uri - Oklahoma Securitization

In December 2021, the OCC approved a settlement agreement in a final financing order authorizing the issuance of securitization bonds in an amount up to $760.0 million, which included estimated finance costs and was subject to change for carrying costs, any updates from the SPP settlement process and actual securitization issuance costs. On July 20, 2022, the ODFA issued the securitization bonds consistent with the OCC's order, and OG&E received proceeds of approximately $750 million for the sale of securitization property to the ODFA. See Note 14 within "Item 1. Financial Statements" for further discussion.

2021 Oklahoma General Rate Review

On September 8, 2022, the OCC approved a Joint Stipulation and Settlement Agreement that had been entered into by OG&E, the OCC Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. Non-signatory parties had agreed not to contest this agreement. The agreement, as approved, provides, among other things, for a base rate revenue increase of $30.0 million. Additional key terms of the agreement are discussed in Note 14 within "Item 1. Financial Statements." On July 1, 2022, OG&E implemented an annual interim rate increase of $30.0 million, subject to refund for amounts in excess of the rates approved by the OCC. Due to the September 8, 2022 OCC approval of the rate increase of $30.0 million, no refund of interim rates was necessary.

Oklahoma Fuel Cost Adjustment Show Cause

On September 29, 2022, the OCC Public Utility Division Staff initiated a cause to determine the appropriate methodology to recover OG&E's fuel clause under recovery balance of $424.0 million and how OG&E's fuel factors should be set going forward. The Staff requested that OG&E explain how it arrived at the noted under recovery balance, explain its fuel forecasting process, justify its amortization period of 24 months and explain the adequacy of its resource mix and fuel supply plans. Updated fuel factors were implemented by OG&E on October 1, 2022 to recover the balance from customers over 24 months. The Staff did not oppose OG&E's implementation of updated fuel factors on an interim basis and subject to refund. A hearing on the merits is scheduled to begin on November 3, 2022, and a final order on this matter is expected by November 11, 2022.

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

Summary of OGE Energy Operating Results

Three Months Ended September 30, 2022 as compared to the Three Months Ended September 30, 2021

OGE Energy's net income was $262.8 million, or $1.31 per diluted share, during the three months ended September 30, 2022 as compared to $252.5 million, or $1.26 per diluted share, during the same period in 2021. The increase in net income of $10.3 million, or $0.05 per diluted share, is further discussed below.

•An increase in net income at OG&E of $29.3 million, or $0.14 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather and revenues from the recovery of capital investments (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher income tax expense and higher depreciation and amortization expense due to an increase in depreciation rates effective as of July 1, 2022 resulting from the Oklahoma general rate review order received in September 2022, as well as additional assets being placed into service.
•A decrease in net income at OGE Holdings of $14.7 million, or $0.07 per diluted share of OGE Energy's common stock, was impacted by the elimination of OGE Energy's equity in earnings of Enable in 2022, which was driven by the merger of Enable and Energy Transfer closing in December 2021 and partially offset by a $39.4 million gain on OGE Energy's investment in Energy Transfer's equity securities.
•An increase in net loss from other operations (holding company) of $4.3 million, or $0.02 per diluted share of OGE Energy's common stock, was due to higher income tax expense, primarily from the reversal of an interim period consolidating tax benefit that was recorded in the first quarter of 2022, as OGE Energy has sold all of its Energy Transfer limited partner units.

Nine Months Ended September 30, 2022 as compared to the Nine Months Ended September 30, 2021

OGE Energy's net income was $615.4 million, or $3.07 per diluted share, during the nine months ended September 30, 2022 as compared to $418.1 million, or $2.09 per diluted share, during the same period in 2021. The increase in net income of $197.3 million, or $0.98 per diluted share, is further discussed below.

•An increase in net income at OGE Holdings of $126.4 million, or $0.63 per diluted share of OGE Energy's common stock, was primarily due to a $282.1 million pre-tax gain on OGE Energy's investment in Energy Transfer's equity securities and distributions received from Energy Transfer of $34.0 million, partially offset by the elimination of OGE Energy's equity in earnings of Enable in 2022, which was driven by the merger of Enable and Energy Transfer closing in December 2021, and higher income tax expense.
•An increase in net income at OG&E of $72.7 million, or $0.36 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather and revenues from the recovery of capital investments (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher depreciation and amortization expense due to an increase in depreciation rates resulting from the Oklahoma general rate review order received in September 2022 and additional assets being placed into service as well as higher income tax expense.
•An increase in net loss from other operations (holding company) of $1.8 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to an increase in net interest expense due to the long-term debt issuance in May 2021 and lower income tax benefit, partially offset by higher other income.

2022 Outlook

OG&E is projected to earn approximately $417.0 million to $425.0 million, or $2.08 to $2.12 per average diluted share, with a midpoint of $421.0 million, or $2.10 per average diluted share, in 2022. OG&E has significant seasonality in its earnings due to weather on a year over year basis. As indicated in its 2021 Form 10-K, OGE Energy did not issue guidance for its natural gas midstream operations segment and therefore did not issue 2022 consolidated earnings guidance. OGE Energy expects a loss of $2.0 million to $6.0 million, or $0.01 to $0.03 per average diluted share, at the holding company in 2022.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 and the Registrants' financial position at September 30, 2022. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income	$262.8	$252.5	$615.4	$418.1
Basic average common shares outstanding	200.2	200.2	200.2	200.1
Diluted average common shares outstanding	200.9	200.4	200.7	200.3
Basic earnings per average common share	$1.31	$1.26	$3.07	$2.09
Diluted earnings per average common share	$1.31	$1.26	$3.07	$2.09
Dividends declared per common share	$0.41410	$0.41000	$1.23410	$1.21500

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net income (loss):
OG&E (Electric Utility)	$253.1	$223.8	$392.8	$320.1
OGE Holdings (Natural Gas Midstream Operations)	16.1	30.8	227.3	100.9
Other operations (A)	(6.4)	(2.1)	(4.7)	(2.9)
OGE Energy net income	$262.8	$252.5	$615.4	$418.1
(A)Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Utility)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2022	2021	2022	2021
Operating revenues	$1,270.8	$864.4	$2,663.8	$3,072.4
Fuel, purchased power and direct transmission expense	673.8	330.1	1,322.8	1,876.9
Other operation and maintenance	121.5	115.8	355.3	344.4
Depreciation and amortization	122.4	108.6	341.4	310.2
Taxes other than income	24.5	24.6	74.6	75.3
Operating income	328.6	285.3	569.7	465.6
Allowance for equity funds used during construction	2.4	1.9	4.6	4.8
Other net periodic benefit income (expense)	2.2	(1.1)	(1.0)	(3.2)
Other income	2.1	2.4	4.3	5.2
Other expense	1.1	0.3	1.9	1.0
Interest expense	40.2	38.0	118.2	114.3
Income tax expense	40.9	26.4	64.7	37.0
Net income	$253.1	$223.8	$392.8	$320.1
Operating revenues by classification:
Residential	$523.1	$374.0	$1,049.4	$1,131.5
Commercial	311.6	207.7	640.8	629.6
Industrial	110.9	81.1	252.1	267.5
Oilfield	102.2	68.7	235.1	259.6
Public authorities and street light	111.6	76.5	233.6	238.6
System sales revenues	1,159.4	808.0	2,411.0	2,526.8
Provision for tax refund	0.9	—	(1.8)	—
Integrated market	69.8	17.2	135.6	447.6
Transmission	36.9	30.8	105.6	103.8
Other	3.8	8.4	13.4	(5.8)
Total operating revenues	$1,270.8	$864.4	$2,663.8	$3,072.4
MWh sales by classification (In millions)
Residential	3.4	3.2	8.2	7.7
Commercial	2.4	2.0	5.9	5.2
Industrial	1.1	1.2	3.3	3.2
Oilfield	1.1	1.1	3.3	3.1
Public authorities and street light	1.0	0.9	2.4	2.3
System sales	9.0	8.4	23.1	21.5
Integrated market	0.4	0.5	0.9	1.2
Total sales	9.4	8.9	24.0	22.7
Number of customers	886,915	876,739	886,915	876,739
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas (A)	7.528	4.160	7.249	12.902
Coal	3.544	1.974	3.209	1.901
Total fuel (A)	6.150	3.094	5.569	7.652
Total fuel and purchased power (A)	6.834	3.541	5.254	7.824
Degree days (B)
Heating - Actual	—	—	2,220	2,357
Heating - Normal	19	19	2,155	2,039
Cooling - Actual	1,566	1,337	2,305	1,803
Cooling - Normal	1,268	1,268	1,831	1,850
(A)Decreased during the nine months ended September 30, 2022 primarily due to both elevated pricing from Winter Storm Uri and higher market prices related to increased natural gas prices in 2021.
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

OG&E's net income increased $29.3 million, or 13.1 percent, and $72.7 million, or 22.7 percent, during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The following section discusses the primary drivers for the increases in net income during the three and nine months ended September 30, 2022, as compared to the same periods in 2021.
Operating revenues increased $406.4 million, or 47.0 percent, and decreased $408.6 million, or 13.3 percent, during the three and nine months ended September 30, 2022, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Fuel, purchased power and direct transmission expense (A)	$343.7	$(554.1)
Price variance (B)	26.1	59.3
Quantity impacts (includes weather) (C)	24.8	45.9
New customer growth	5.7	10.3
Wholesale transmission revenue (D)	5.4	0.4
Non-residential demand and related revenues	3.7	6.1
Industrial and oilfield sales	1.7	4.5
Other	1.4	3.8
Guaranteed Flat Bill Program (E)	(6.1)	15.2
Change in operating revenues	$406.4	$(408.6)
(A)These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)Increased during both the three and nine months ended September 30, 2022 primarily due to the Oklahoma general rate review order received in September 2022, as well as impacted by Arkansas Formula Rate Plan rates. The increase for the nine months ended September 30, 2022 was also due to increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider and the Oklahoma Production Tax Credit Rider.
(C)Increased primarily due to a 17.1 percent and 27.8 percent increase in cooling degree days during the three and nine months ended September 30, 2022, respectively.
(D)Increased during the three months ended September 30, 2022 primarily due to a reserve of $5.0 million plus estimated interest, which was recorded during the three months ended September 30, 2021, related to SPP transmission Z2 credits that are not passed through to customers through rider or formula rate mechanisms, as further discussed in Note 14 within "Item 1. Financial Statements."
(E)Decreased during the three months ended September 30, 2022 due to higher fuel losses during the third quarter of 2022 and increased during the nine months ended September 30, 2022 primarily due to the loss from the Guaranteed Flat Bill program in 2021 related to Winter Storm Uri. The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill Program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $343.7 million and decreased $554.1 million, or 29.5 percent, during the three and nine months ended September 30, 2022, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fuel expense (A)	$142.9	$(385.4)	76.3%	(38.8)%
Purchased power costs:
Purchases from SPP (B)	198.1	(173.0)	*	(22.3)%
Wind	0.1	4.7	0.8%	11.9%
Other	2.5	(0.3)	48.0%	(3.0)%
Transmission expense	0.1	(0.1)	0.7%	(0.1)%
Change in fuel, purchased power and direct transmission expense	$343.7	$(554.1)
*Change is greater than 100 percent.
(A)Increased during the three months ended September 30, 2022 primarily due to higher fuel prices and decreased during the nine months ended September 30, 2022 primarily due to inflated fuel costs in 2021 during Winter Storm Uri.
(B)Increased during the three months ended September 30, 2022 primarily due to higher market prices and an increase of 40.3 percent in MWhs purchased and decreased during the nine months ended September 30, 2022 primarily due to higher market prices in 2021 during Winter Storm Uri.

Other operation and maintenance expense increased $5.7 million, or 4.9 percent, and $10.9 million, or 3.2 percent, during the three and nine months ended September 30, 2022, respectively, primarily driven by the below factors.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Payroll and benefits	$10.4	$19.2	16.4%	10.3%
Other	1.1	3.7	1.5%	1.7%
Fleet transportation	1.0	2.9	41.6%	50.0%
Materials and supplies	0.9	2.8	12.5%	13.9%
Capitalized labor	(7.7)	(17.7)	24.3%	19.0%
Change in other operation and maintenance expense	$5.7	$10.9

Depreciation and amortization expense increased $13.8 million, or 12.7 percent, and $31.2 million, or 10.1 percent, during the three and nine months ended September 30, 2022, respectively, primarily due to an increase in depreciation rates effective as of July 1, 2022 resulting from the Oklahoma general rate review order received in September 2022, additional assets being placed into service and increased amortization of the regulatory asset related to storms.

Income tax expense increased $14.5 million, or 54.9 percent, and $27.7 million, or 74.9 percent, during the three and nine months ended September 30, 2022, respectively, reflecting additional income taxes primarily related to higher pre-tax income and decreased federal and state tax credit generation, partially offset by amortization of unfunded deferred taxes.

OGE Holdings (Natural Gas Midstream Operations)

On December 2, 2021, Energy Transfer completed its previously announced acquisition of Enable. Prior to the Energy Transfer and Enable merger closing, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable, and subsequent to December 2, 2021, this segment includes OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. Therefore, results of operations for the natural gas midstream operations segment are not comparable for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 1. Financial Statements" for further discussion of the net proceeds from sales of

Energy Transfer's equity securities, realized gain on Energy Transfer's equity securities and dividend income recognized by OGE Energy for the three and nine months ended September 30, 2022. See Enable's Form 10-Q for the quarterly period ended September 30, 2021 for further discussion of the primary drivers for Enable's operating results for the three and nine months ended September 30, 2021.

OGE Holdings' income tax expense decreased $4.6 million, or 48.4 percent, during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to lower pre-tax income. OGE Holdings' income tax expense increased $33.0 million during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher pre-tax income and state deferred tax adjustments related to OGE Energy's midstream investment in Energy Transfer subsequent to the merger, partially offset by tax adjustments from the sale of Energy Transfer limited partner units.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Nine Months Ended
	September 30,		2022 vs. 2021
(Dollars in millions)	2022	2021	$ Change	% Change
Net cash provided from (used in) operating activities (A)	$767.8	$(494.1)	$1,261.9	*
Net cash provided from (used in) investing activities (B)	$372.9	$(546.9)	$919.8	*
Net cash (used in) provided from financing activities (C)	$(684.5)	$1,041.4	$(1,725.9)	*
* Change is greater than 100 percent.
(A)Changed primarily due to an increase in cash received from customers, the receipt of securitization funds from the ODFA and a decrease in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri in 2021.
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

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at September 30, 2022 compared to December 31, 2021.

Cash and Cash Equivalents increased $456.2 million, primarily due to proceeds received from OGE Energy's sales of Energy Transfer limited partner units and OG&E's receipt of securitization funds from the ODFA, which OGE Energy intends to utilize for repayment of the senior notes due in May 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $174.9 million, or 76.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2022 as compared to December 2021.

Fuel Inventories increased $44.7 million, primarily due to higher prices and volumes of coal and gas purchases.

Materials and Supplies, at Average Cost increased $39.8 million, or 33.8 percent, primarily due to increased inventory which is partly a result of the ongoing supply chain and inflation impacts of the current economic environment.

Fuel Clause Under Recoveries increased $355.3 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power. In October 2022, OG&E implemented updated fuel factors to begin recovery of the fuel under recovery balance, as further discussed in Note 14 within "Item 1. Financial Statements."

Other Current Assets increased $30.8 million, or 42.0 percent, primarily due to an increase in SPP deposits, partially offset by a decrease in under recovered riders.

Short-term Debt decreased $486.9 million, primarily due to the repayment of short-term borrowings used for general operating needs. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accrued Taxes increased $210.9 million, primarily due to increased tax accruals resulting from the gain on sale of Energy Transfer limited partner units during 2022 coupled with the timing of ad valorem tax payments.

Accrued Compensation increased $6.3 million, or 16.7 percent, primarily due to increased labor accruals as a result of pay period timing differences.

Long-Term Debt Due Within One Year increased $999.9 million, primarily due to the reclassification of long-term debt that will mature in May 2023.

Other Current Liabilities increased $22.5 million, or 66.0 percent, primarily due to changes in amounts of taxes due, an increase in over recovered riders and SPP reserves.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2022 through 2026 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2021 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2021 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the resultant customer benefits. OGE Energy is evaluating infrastructure investments incremental to the amounts identified in the Registrants' 2021 Form 10-K related to new generation capacity needs as outlined in OG&E's October 2021 IRP and recent changes to the SPP's planning reserve margin and resource capacity accreditation. The annual level of investments in the transmission and distribution system could also vary depending on the amount and timing of incremental generation capacity investments. Supply chain disruption may increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. As further discussed below, in May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at September 30, 2022.

(Dollars in millions)	September 30, 2022
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$1,149.6
Balance of cash and cash equivalents	$456.2

The following table presents information about OGE Energy's total short-term debt activity for the three and nine months ended September 30, 2022.

(Dollars in millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Average balance of short-term debt	$103.8	$450.9
Weighted-average interest rate of average balance of short-term debt	2.06%	0.97%
Maximum month-end balance of short-term debt	$—	$731.5

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for the two-year period ending December 31, 2022. OG&E has requested approval from the FERC to incur up to $1.0 billion for the two-year period beginning January 1, 2023 and ending December 31, 2024 and expects to receive approval prior to the expiration of its current authority.

Long-Term Debt

In May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan, and borrowed the full $50.0 million term loan, in order to preserve general financial flexibility within the company. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $135.0 million and contains substantially the same covenants as OGE Energy's existing $550.0 million revolving credit agreement. The credit agreement is scheduled to terminate on May 24, 2025. At September 30, 2022, the weighted-average interest rate for the amount drawn on the term loan under this credit agreement was 3.23 percent during the quarter.

OG&E expects to issue $300.0 million to $400.0 million in long-term debt in the first half of 2023 to help fund its capital investments.

Securitization of Oklahoma Winter Storm Uri Extreme Purchase Costs

As further discussed in Note 14 within "Item 1. Financial Statements," on July 20, 2022, the ODFA issued securitization bonds, and OG&E received proceeds of approximately $750 million for the sale of securitization property to the ODFA. OG&E used these proceeds to fund the Oklahoma Winter Storm Uri regulatory asset by recovering the authorized extreme, extraordinary fuel and purchased power costs incurred during Winter Storm Uri, as well as carrying costs.

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

Distributions by Energy Transfer

During the three and nine months ended September 30, 2022, OGE Energy received distributions of $4.0 million and $34.0 million, respectively, from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement.

Sale of Energy Transfer's Equity Securities

As previously disclosed, OGE Energy intended to become primarily an electric utility by exiting its investment in Energy Transfer's equity securities. As of September 30, 2022, OGE Energy has sold all of its 95.4 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $1,067.2 million. OGE Energy intends to use these proceeds to help repay the $1.0 billion in senior notes due in May 2023.

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

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ submitted a revised SIP to the EPA on August 12, 2022. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

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

On June 1, 2021, the USFWS published a proposed rule to list two distinct population segments of the Lesser Prairie Chicken; the southern distinct population segment located in west Texas and eastern New Mexico is proposed as endangered status, and the northern distinct population located in northwest Texas, Oklahoma, Kansas and Colorado is proposed to be listed as threatened status with a 4(d) rule which would prohibit take of the chicken, such as destroying its habitat by building a transmission line or substation, without a permit or special authorization from the USFWS. The final rule for the listing decision is expected to occur in late 2022.

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

On September 14, 2022, the USFWS published a proposal to list the Tricolored Bat as endangered under the Endangered Species Act. According to the proposal, the current known range of the Tricolored Bat extends to 36 states, including Oklahoma and Arkansas. OG&E is reviewing the proposal, and comments are due November 14, 2022.

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
10.01
Securitization Property Purchase and Sale Agreement dated as of July 20, 2022 by and between the Oklahoma Development Finance Authority, as Issuer, and Oklahoma Gas and Electric Company, as Seller. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12579) and incorporated by reference herein).
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

November 2, 2022