Form 10-K
period 2022-12-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2023-02-23
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

OGE Energy Corp. ☑ Oklahoma Gas and Electric Company ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2022, the last business day of OGE Energy Corp.'s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $7,719,815,032 based on the number of shares held by non-affiliates (200,202,672) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $38.56.

At June 30, 2022, there was no voting or non-voting common equity of Oklahoma Gas and Electric Company held by non-affiliates.

At January 31, 2023, there were 200,229,215 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At January 31, 2023, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for OGE Energy Corp.'s 2023 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

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

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
ISO	Independent system operator
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream
NOPR	Notice of proposed rulemaking
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings LLC (prior to May 1, 2013) and 25.5 percent owner of Enable (prior to December 2, 2021)
ODFA	Oklahoma Development Finance Authority
OSHA	U.S. Department of Labor's Occupational Safety and Health Administration
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
RTO	Regional transmission organization
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOFR	Secured Overnight Funding Rate
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-K, including those matters discussed within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "forecast," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•
general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies, inflation rates and their impact on capital expenditures;
•
the ability of OGE Energy and OG&E to access the capital markets and obtain financing on favorable terms, as well as inflation rates and monetary fluctuations;
•
the ability to obtain timely and sufficient rate relief to allow for recovery, including through securitization, of items such as capital expenditures, fuel and purchased power costs, operating costs, transmission costs and deferred expenditures;
•
prices and availability of electricity, coal and natural gas;
•
competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Registrants, potentially through deregulation;
•
the impact on demand for services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;
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
•
availability and prices of raw materials and equipment for current and future construction projects;
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
•
the cost of protecting assets against, or damage due to, terrorism or cyberattacks, including losing control of our assets and potential ransoms, and other catastrophic events;
•
creditworthiness of suppliers, customers and other contractual parties, including large, new customers from emerging industries such as cryptocurrency;
•
social attitudes regarding the utility, natural gas and power industries;
•
identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;
•
increased pension and healthcare costs;
•
the impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences;

•
national and global events that could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, rising interest rates, supply chain disruptions, economic recessions and uncertainty surrounding continued hostilities or sustained military campaigns;
•
costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K; and
•
other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" herein.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Introduction

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas. Prior to September 30, 2022, OGE Energy also held investments in Enable and Energy Transfer, which offers natural gas, crude oil and NGL services. OGE Energy reports these activities through two business segments: (i) electric company operations and (ii) natural gas midstream operations. For periods prior to the December 2, 2021 closing of the Enable and Energy Transfer merger, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment. For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in the Energy Transfer units it acquired in the merger as an investment in equity securities. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units, becoming primarily an electric company.

Electric Company Operations. OGE Energy's electric company operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric company in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Natural Gas Midstream Operations. For the period of December 2, 2021 to September 30, 2022, OGE Energy's natural gas midstream operations segment included OGE Energy's investment in Energy Transfer's equity securities acquired in the Enable/Energy Transfer merger. For the year ended December 31, 2022, this segment also includes legacy Enable seconded employee pension and postretirement costs. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings. OGE Energy no longer has any ownership interest in natural gas midstream operations.

The Registrants' principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma, 73101-0321 (telephone 405-553-3000). OGE Energy's website address is www.oge.com. Through OGE Energy's website, OGE Energy makes available, free of charge, the Registrants' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. OGE Energy's website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K. Reports filed with the Securities and Exchange Commission are also made available on its website at www.sec.gov.

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services, while honoring its commitment to strengthen communities. Its business model is centered around growth and sustainability for employees (internally referred to as "members"), communities and customers and the owners of OGE Energy, its shareholders.

OGE Energy is focused on:

•
delivering top-quartile safety results, while enabling members to deliver improved value to their communities, customers and shareholders;
•
transforming the customer experience by centering decisions on customer impact that will drive customer operations, communications program and product development and the digital experience including increased personalization and self-service;
•
providing safe, reliable energy to the communities and customers it serves, with a particular focus on enhancing the value of the grid by improving reliability and resiliency;
•
leading economic development and job growth by attracting new and diverse businesses to improve the infrastructure of the communities in Oklahoma and Arkansas;
•
ensuring the necessary mix of generation resources to meet the long-term capacity needs of our customers, with a progressively cleaner generation portfolio;

•
maintaining customer rates that are some of the most affordable in the country by continuing focus on innovation, intellectual curiosity and execution with excellence;
•
delivering on earnings commitments to shareholders to enhance access to lower-cost debt and equity capital that is needed to deploy infrastructure for the long-term economic health of its communities;
•
having strong regulatory and legislative relationships, built on integrity, for the long-term benefit of our customers, communities, shareholders and members; and
•
developing and growing our members to be able to provide a greater contribution to the company's success, while also improving their own lives.

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five to seven percent at the electric company, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. In the next five years, OGE Energy expects to continue to grow the dividend, targeting a dividend payout ratio of 65 to 70 percent. Over the next several years, OGE Energy expects earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Electric Operations - OG&E

General

OG&E provides retail electric utility service to approximately 889,000 customers in Oklahoma and western Arkansas. The service area covers 30,000 square miles including Oklahoma City, the largest city in Oklahoma, Fort Smith, Arkansas, the third largest city in that state, and other large communities with their contiguous rural and suburban areas throughout Oklahoma and western Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2022 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

In 2022, OG&E's system control area peak demand was 7,301 MWs on July 19, 2022, and OG&E's load responsibility peak demand was 6,498 MWs on July 19, 2022. The following table presents system sales and variations in system sales for 2022, 2021 and 2020.

Year Ended December 31	2022	2022 vs. 2021	2021	2021 vs. 2020	2020
System sales (Millions of MWh)	30.0	8.3%	27.7	2.6%	27.0

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

OKLAHOMA GAS AND ELECTRIC COMPANY

CERTAIN OPERATING STATISTICS

Year Ended December 31	2022	2021	2020
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	13.6	16.3	17.5
Purchased	19.0	14.6	12.9
Total generated and purchased	32.6	30.9	30.4
OG&E use, free service and losses	(1.5)	(1.6)	(1.4)
Electric energy sold	31.1	29.3	29.0
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	10.4	9.6	9.5
Commercial	7.9	6.8	6.3
Industrial	4.2	4.2	4.2
Oilfield	4.4	4.2	4.2
Public authorities and street light	3.1	2.9	2.8
System sales	30.0	27.7	27.0
Integrated market	1.1	1.6	2.0
Total sales	31.1	29.3	29.0
ELECTRIC OPERATING REVENUES (In millions)
Residential	$1,307.0	$1,342.1	$869.0
Commercial	825.6	766.9	479.4
Industrial	322.4	328.2	197.3
Oilfield	306.7	316.8	172.3
Public authorities and street light	298.9	289.5	176.9
System sales revenues	3,060.6	3,043.5	1,894.9
Provision for rate refund	(1.2)	—	3.8
Integrated market	163.8	468.9	49.6
Transmission	131.7	140.2	143.3
Other	20.8	1.1	30.7
Total operating revenues	$3,375.7	$3,653.7	$2,122.3
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	756,751	749,091	740,174
Commercial	105,018	103,337	100,200
Industrial	2,464	2,585	2,710
Oilfield	6,791	6,804	6,822
Public authorities and street light	17,735	17,630	17,483
Total customers	888,759	879,447	867,389

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2022, 88 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and four percent to the FERC.

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

For information concerning OG&E's recently completed and currently pending regulatory proceedings, see Note 14 within "Item 8. Financial Statements and Supplementary Data."

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

•
Under OG&E's Smart Grid-enabled SmartHours programs, time-of-use and variable peak pricing rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.
•
The Guaranteed Flat Bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year.
•
The Renewable Energy Credit purchase program, the Green Power Wind Rider and the Utility Solar Program are rate options that make renewable energy resources available as a voluntary option to all OG&E Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of OG&E's conservation-minded customers.
•
Load Reduction is a voluntary load curtailment program that provides those OG&E commercial and industrial customers who enroll with the opportunity to curtail usage on a voluntary basis when power delivery system conditions merit curtailment action. Large customers greater than 50 MWs who enroll in the program are also required to participate in Direct Load Control, giving OG&E direct control over the curtailable portion of the customer's load. Customers that curtail their usage will receive credit for their curtailment response.
•
OG&E offers certain qualifying customers day-ahead price and flex price rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the day-ahead price and flex price rate options are based on OG&E's projected next day hourly operating costs.

In addition to specific rate structures, OG&E provides customers with other programs such as Average Monthly Billing which helps to make the customer's bill more predictable on a monthly basis. Similarly, OG&E has energy efficiency programs which provide qualified customers with programs such as in-home weatherization and opportunities to lower their monthly bill. OG&E also has a Low Income Assistance Program and a Senior Citizen Discount, which provide qualified customers with a monthly bill credit.

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

Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E's current rate order from the APSC includes a formula rate rider that provides for an annual adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the test period. The initial term for the formula rate rider was not to exceed five years from the date of the APSC final order in the last general rate review, May 18, 2017, unless additional approval was obtained from the APSC. As further described in Note 14 within “Item 8. Financial Statements and Footnotes,” in September 2022, the APSC denied OG&E's extension request for the formula rate rider, as the APSC and OG&E did not agree on the APSC's approved debt-to-equity ratio for OG&E. Despite the denial of the extension request, the APSC ruled on January 20, 2023 that OG&E is able to undertake two more true-up updates to its formula rate rider with adjustments to rates occurring in April 2023 and April 2024. Subsequent to the April 2024 update, the formula rate rider will continue until new rates are set in a future general rate review.

OG&E offers several alternative customer programs and rate options, as described below.

•
The time-of-use and variable peak pricing tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.
•
The Renewable Energy Credit purchase program and the Universal Solar Program are rate options that make renewable energy resources available as a voluntary option to all OG&E Arkansas retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of OG&E's conservation-minded customers.
•
Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action.
•
OG&E offers certain qualifying customers day-ahead price and flex price rate options which allow participating customers to adjust their electricity consumption based on a price signal received from OG&E. The day-ahead price and flex price rate options are based on OG&E's projected next day hourly operating costs.

In addition to specific rate structures, OG&E provides customers with other programs such as Levelized Billing Plan which helps to make the customer's bill more predictable on a monthly basis. Similarly, OG&E has energy efficiency programs which provide qualified customers with programs such as in-home weatherization and opportunities to lower their monthly bill.

Fuel Supply and Generation

The following table presents the OG&E-generated energy produced and purchased, by type, for the last three years.

	Generation Mix (A)
	2022	2021	2020
Natural gas	60%	48%	62%
Coal	30%	40%	25%
Renewable	10%	12%	13%
Total	100%	100%	100%
(A)
Generation mix calculated as a percent of net MWhs generated and includes purchased power agreements.

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

The following table presents the weighted-average cost of fuel used, by type, for the last three years.

	Fuel Cost (A) (In cents/Kilowatt-Hour)
	2022	2021	2020
Natural gas	7.032	11.907	2.077
Coal	3.253	1.935	1.821
Renewable	—	—	—
Total	5.480	6.833	1.863
(A)
Total fuel and purchased power weighted-average cost was 5.096, 6.892 and 2.117 cents per kilowatt-hour in 2022, 2021 and 2020, respectively.

The changes in the weighted average cost of fuel in 2022 compared to 2021 and in 2021 compared to 2020 were primarily due to inflated fuel costs in 2021 during Winter Storm Uri. Fuel costs are generally recoverable through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC, with the exception of Winter Storm Uri fuel costs in 2021 which were recovered in Oklahoma in 2022 through securitization and which are being recovered in Arkansas over 10 years through a regulatory asset mechanism. See Notes 1 and 14 within "Item 8. Financial Statements and Supplementary Data" for further discussion.

Of OG&E's 7,240 total MWs of generation capability reflected in the table within "Item 2. Properties," 4,904 MWs, or 67.7 percent, are from natural gas generation, 1,534 MWs, or 21.2 percent, are from coal generation, 321 MWs, or 4.4 percent, are from dual-fuel generation (coal/gas), 449 MWs, or 6.2 percent, are from wind generation and 32 MWs, or 0.5 percent, are from solar generation.

Natural Gas

As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace. In 2022, OG&E expanded its physical storage capacity by entering into two storage service contracts. These two contracts provide OG&E security in both volume and price to further help protect customers against volatile natural gas prices.

Coal

OG&E's coal-fired units are designed to burn primarily low sulfur western sub-bituminous coal. The combination of all 2022 coal purchased had a weighted average sulfur content of 0.25 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.2 lbs. of SO2 per MMBtu.

For 2023 through 2025, OG&E has coal supply agreements for 100 percent of its expected coal requirements for both the Sooner and River Valley facilities. For the Muskogee facility, OG&E has a majority of its expected 2023 coal requirements met through a coal supply agreement and will fill any additional coal needs through term agreements, spot purchases and the use of existing inventory. In 2022, OG&E purchased 3.1 million tons of coal from its sub-bituminous suppliers and 0.011 million tons from its bituminous suppliers. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

Wind

OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchased power contracts as presented in the following table.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

Solar

OG&E currently owns and operates the solar sites presented in the following table.

Name	Location	Year Completed	Photovoltaic Panels	MWs
Mustang	Oklahoma City, OK	2015	9,867	2.5
Covington	Covington, OK	2018	38,000	9.7
Choctaw Nation	Durant, OK	2020	15,344	5.0
Chickasaw Nation	Davis, OK	2020	15,344	5.0
Branch	Branch, AR	2021	15,444	5.0
Durant 2	Durant, OK	2022	15,471	5.0

OG&E issued a request for proposals for solar in 2022 based on generation needs established in its October 2021 IRP. OG&E will continue to evaluate the need to add additional solar sites to its generation portfolio based on customer demand, cost and reliability.

Environmental Matters

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

Management continues to evaluate the Registrants' compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time, based on existing rules, does not expect capital expenditures for environmental control facilities to be material for 2023 or 2024. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Registrants, see "2022 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Our company fulfills a critical role in the nation's electric utility infrastructure. In order to do so, we believe we need to attract, retain, motivate and develop a high quality, diverse workforce and provide a safe, inclusive and productive work environment for everyone. Our company's core values are teamwork, transparency, respect, integrity, public service, and individual safety and well-being. Our company's core beliefs are unleash potential, live safely, achieve together, create shared trust, value diversity and inclusion, take charge and values matter. We believe that our company's values and beliefs serve as a foundation for our relationships with our employees, who we refer to internally as "members" of the Registrants. These core values and beliefs are reinforced to all employees at the time of hire, annually through a review of our Code of Ethics and periodically through small and large group meetings. We believe the efforts described herein, among others, contribute to our members' sense of purpose for the work we perform and result in the retention of our members. This belief is supported by OGE Energy being named by Forbes as the #2 Best Employer in Oklahoma for

2022 based on safety of work environment, competitiveness of compensation, opportunities for advancement, openness to telecommuting and how likely members would be to recommend OGE Energy as an employer. At December 31, 2022, OGE Energy had 2,237 employees, of which 1,861 are OG&E employees.

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

OGE Energy conducts and/or participates in employee engagement surveys to seek feedback from its employees on a variety of topics, including understanding of and alignment with the company's strategy, objectives, values and beliefs, management practices, operational performance and the employee value proposition. OGE Energy shares the survey results with employees, and senior management incorporates the results of the surveys into their action plans in order to respond to the feedback and further enhance employee engagement.

Safety

At OGE Energy, safety is more than a priority; it is a value and is paramount in the work we perform. Our safety principles are core to who we are and what we do. These principles are communicated, demonstrated and embraced at all levels of the company and supported by our core belief to "Live Safely." To us, "Live Safely" means we protect ourselves and others from injury by constant engagement, "always living safely." Our goal is to have zero safety incidents every year, and we educate all employees on our incident and injury-free workplace vision through extensive training on safety culture and task specific training to perform their work safely.

To further our vision of safety excellence, our health and safety professionals, supervisors and Safety Task Force teams conduct routine work observations to verify employees and contractors are following safety protocols and procedures and provide coaching, if necessary. To further drive improvements in our safety performance, we report and analyze all near misses and incidents to understand the causal factors and associated corrective actions necessary to reduce the likelihood of recurrence. We share what we have learned company-wide to provide real-time learning opportunities for all employees. We continue to analyze trends and engage in discussions with our employees, creating a dialogue to enhance safety performance and work toward our incident and injury-free workplace. Our focus on safety has contributed to each of the last seven years being the safest in our 120-year history.

Since the inception of our safety principle that all incidents and injuries are preventable and embracing our incident and injury free vision, we have seen a sustained decline in our injury rate. We have reduced our 5-year averages for OSHA recordable injuries by

73 percent and our Days Away, Restricted, Transfer Rate ("DART") by 78 percent since our 2011 baseline. The DART rate is an OSHA calculation that determines how safe businesses have been in a calendar year in reference to particular types of worker compensation injuries.

OG&E is subject to a number of federal, state and local regulations, which are administered by a variety of agencies. These agencies cover areas such as health and safety, transportation and the environment. OG&E has processes and procedures for these areas, and we believe we are in material compliance with all applicable regulations.

Diversity and Inclusion

Within our overall recruitment efforts, we are focused on diversity with the over-arching goal for the company's workforce to look like the communities we serve. Several of the talent pipeline partnerships referenced above are with organizations and trade schools whose student populations are diverse or raised in underrepresented communities. The company continues working with others to recruit diverse students to their programs, which can lead to potential employment for our positions. We have also formed relationships with universities to provide scholarships to students with diverse backgrounds and have focused on hiring individuals transitioning out of the military. For our workforce as a whole, the hiring percentage of members representing gender, racial and ethnically diverse communities has been trending upward for the past three years, and we expect that trend to continue. The retirement of our more tenured employees creates opportunities to promote or attract and hire additional individuals with diverse backgrounds.

We strive to reinforce the belief that our members are one of our greatest assets by creating a culture of respect throughout the company. One of our core beliefs is to "Value Diversity and Inclusion," which to us means that we embrace the uniqueness of each individual to make us a stronger and more resourceful organization, which enables us to serve and support the diverse communities where we live and work. We do this by, among other things, encouraging employees to treat others justly and considering their views in the decisions we make.

The company currently has eight employee-led Member Resource Groups ("MRGs") supporting Asian American & Pacific Islander, Black, Hispanic, LGBTQ+, Veteran and Women members along with new members and those dedicated to public service. All groups are voluntary and inclusive. Each MRG selects an officer of the company to serve as its Executive Sponsor. These MRGs are intended to foster a sense of belonging for all employees, inspire conversation, introduce new ways of thinking about issues, drive innovation among our diverse population of members and provide an opportunity for professional development, community involvement and recruitment.

Information About the Registrants' Executive Officers

The following table presents the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrants as of February 22, 2023:

Name	Age	Current Title and Business Experience
Sean Trauschke	55	2018 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
W. Bryan Buckler	50	2021 - Present:	Chief Financial Officer of OGE Energy Corp.
		2019 - 2020:	Vice President of Investor Relations - Duke Energy Corporation
		2018 - 2019:	Director of Financial Planning and Analysis - Duke Energy Corporation
Sarah R. Stafford	41	2018 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
		2018:	Accounting Research Officer of OGE Energy Corp.
Scott A. Briggs	51	2020 - Present:	Vice President - Human Resources of OG&E
		2019 - 2020:	Managing Director Human Resources of OG&E
		2018:	Chief Operating Officer of The Oklahoma Publishing Co., d/b/a The Oklahoma Media Company
Robert J. Burch	60	2020 - Present:	Vice President - Utility Technical Services of OG&E
		2018 - 2020:	Managing Director Utility Technical Services of OG&E
		2018:	Director Power Supply Services of OG&E
Andrea M. Dennis	46	2019 - Present:	Vice President - Transmission and Distribution Operations of OG&E
		2019:	Managing Director Transmission and Distribution Operations of OG&E
		2018 - 2019:	Director System Operations of OG&E
Keith E. Erickson	49	2022 - Present:	Vice President - Sales and Customer Operations of OG&E
		2018 - 2022:	Director of Sales and Business Development of OG&E
Donnie O. Jones	56	2019 - Present:	Vice President - Utility Operations of OG&E
		2018 - 2019:	Vice President - Power Supply Operations of OG&E
Cristina F. McQuistion	58	2020 - Present:	Vice President - Corporate Responsibility and Stewardship of OGE Energy Corp.
		2018 - 2020:	Vice President - Chief Information Officer of OG&E
Kenneth A. Miller	56	2019 - Present:	Vice President - Public and Regulatory Affairs of OG&E
		2018:	State Treasurer of Oklahoma
David A. Parker	46	2020 - Present:	Vice President - Technology, Data and Security of OG&E
		2019 - 2020:	Director Enterprise Security & Risk of OGE Energy Corp.
		2018 - 2019:	Director of Internal Audit of OGE Energy Corp.
Matthew J. Schuermann	44	2020 - Present:	Vice President - Power Supply Operations of OG&E
		2019 - 2020:	Managing Director Power Plant Operations of OG&E
		2018 - 2019:	Special Projects Director of OG&E
William H. Sultemeier	55	2022 - Present:	General Counsel, Corporate Secretary and Chief Compliance Officer of OGE Energy Corp.
		2018 - 2022:	General Counsel and Chief Compliance Officer of OGE Energy Corp.
Charles B. Walworth	48	2018 - Present:	Treasurer of OGE Energy Corp.
Johnny W. Whitfield, Jr.	46	2022 - Present:	Vice President - Business Intelligence and Supply Chain of OG&E
		2019 - 2022:	Director of Business Intelligence of OG&E
		2018 - 2019:	Sr. Manager of Resource Coordination of OG&E
Christine O. Woodworth	52	2021 - Present:	Vice President - Marketing and Communications of OG&E
		2018 - 2021:	Vice President of Public Relations - Sonic Drive-In, a fast-food restaurant chain

No family relationship exists between any of the Executive Officers of the Registrants. Messrs. Trauschke, Buckler, Sultemeier, Walworth and Mses. McQuistion and Stafford are also officers of OG&E. Each Executive Officer is to hold office until the next annual election of officers by the Board of Directors which is typically accomplished at the first regular board meeting following the Annual Meeting of Shareholders, currently scheduled for May 18, 2023.

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

OG&E is subject to comprehensive regulation by several federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs, including its cost of capital, from utility customers. Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk, such as the Oklahoma and Arkansas fuel clause under recovery amounts as disclosed in Note 1 within "Item 8. Financial Statements and Footnotes." The utility commissions in the states where OG&E operates regulate many aspects of its electric operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the electric operations is dependent on OG&E's ability to fully recover costs related to providing electricity and power services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations. In addition, OG&E's jurisdictions have fuel adjustment clauses that permit OG&E to recover fuel and purchased power costs through rates without a general rate review, subject to a later determination that such costs were prudently incurred. If the state regulatory commissions determine that such costs were not prudently incurred, recovery could be disallowed.

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

The Registrants are unable to predict the impact on their operating results from future regulatory activities of any of the agencies that regulate OG&E. Changes in regulations, legislation or the imposition of additional regulations or legislation could have an adverse impact on the Registrants' results of operations.

OG&E's rates are subject to rate regulation by the states of Oklahoma and Arkansas, as well as by a federal agency, whose regulatory paradigms and goals may not be consistent.

OG&E is a vertically integrated electric company. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state utility commission.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but laws and regulations to which we must adhere change, and the Biden Administration's agenda includes a significant shift in environmental and energy policy, focusing on reducing greenhouse gas emissions and addressing climate change issues. Together, these actions reflect climate change issues and greenhouse gas emission reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing greenhouse gas emissions is reflected in legislation introduced in Congress. For example, the Infrastructure Investment and Jobs Act and Inflation Reduction Act were passed into law in 2022. These laws present opportunities for federal grants and tax incentives intended to hasten the future economy-wide deployment of various greenhouse gas emission reducing technologies and approaches. These initiatives could lead to new and revised energy and environmental laws and regulations, including tax reforms relating to energy and environmental issues. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Such changes also could affect the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

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

Potential regulation associated with climate change legislation could pose financial risks to OGE Energy and its affiliates. The U.S. is a party to the United Nations' "Paris Agreement" on climate change, and the Agreement along with other potential legislation and regulation discussed above, could result in enforceable greenhouse gas emission reduction requirements that could lead to increased compliance costs for OGE Energy and its affiliates. For example, in September 2022, the EPA created a non-rulemaking docket for public input related to the EPA's efforts to reduce emissions of greenhouse gases from new and existing fossil fuel-fired electric generating units under the Clean Air Act Section 111.

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

Our business plan calls for extensive investments in capital improvements and additions in OG&E, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. As discussed above, the Infrastructure Investment and Jobs Act and Inflation Reduction Act present opportunities for federal grants and tax incentives intended to hasten the future economy-wide deployment of various greenhouse gas emission reducing technologies and approaches. While we plan to pursue opportunities through the Infrastructure Investment and Jobs Act, we expect to typically be responsible for 50 percent of the dollars spent on investments related to this Act. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment. This could adversely affect the Registrants' financial position and results of operations. While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

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

Increased competition resulting from efforts to restructure utility and energy markets or deregulation could have a significant financial and load growth impact on us and consequently impact our revenue and affordability of services.

We have been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes have occurred and additional changes have been proposed to the wholesale electric market. Retail competition and the unbundling of regulated energy service could have a significant financial impact on us due to possible impairments of assets, a loss of retail customers, impact profit margins and/or increased costs of capital. Further, we regularly engage in negotiations on renewals of franchise agreements with municipal governments within our service territories. Any such restructuring could have a significant impact on our financial position, results of operations and cash flows. Further, our load growth could be impacted, which could result in an impact on the affordability of our services. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial position, results of operations or cash flows.

We are subject to substantial utility regulation by governmental agencies. Compliance with current and future utility regulatory requirements and procurement of necessary approvals, permits and certifications may result in significant costs to us.

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

We are exposed to risks related to performance of contractual obligations by our suppliers and transporters. We are dependent on coal and natural gas for much of our electric generating capacity. We rely on suppliers to deliver coal and natural gas in accordance with short- and long-term contracts. We have certain supply and transportation contracts in place; however, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply and transport coal and natural gas to us. The suppliers and transporters under these agreements may experience financial or technical problems that inhibit their ability to fulfill their obligations to us. In addition, the suppliers and transporters under these agreements may not be required to provide the commodity or service under certain circumstances, such as in the event of a natural disaster. Deliveries may be subject to short-term interruptions or reductions due to various factors, including transportation problems, weather, availability of equipment and labor shortages. Failure or delay by our suppliers and transporters of coal and natural gas could disrupt our ability to deliver electricity and require us to incur additional expenses to meet the needs of our customers.

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

OG&E owns and operates coal-fired, natural gas-fired, wind-powered and solar-powered generating assets. Operation of electric generation, transmission and distribution assets involves risks that can adversely affect energy output and efficiency levels or that could result in loss of human life, significant damage to property, environmental pollution and impairment of OG&E's operations. Included among these risks are:

•
increased prices for fuel, fuel transportation, purchased power and purchased capacity as existing contracts expire;
•
facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;
•
operator error or safety related stoppages;
•
disruptions in the delivery of electricity;
•
intentional destruction of electric grid equipment; and
•
catastrophic events such as fires, explosions, tornadoes, floods, earthquakes or other similar occurrences.

The occurrence of any of these events, if not fully covered by insurance or if insurance is not available, could have a material effect on our financial position and results of operations. Further, when unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

Changes in technology, regulatory policies and customer electricity consumption may cause our assets to be less competitive and impact our results of operations.

OG&E is a vertically integrated electric company and primarily generates electricity at large central facilities. We believe this method is the most efficient and cost-effective method for power delivery, as it typically results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, wind turbines and photovoltaic solar cells. It is possible that advances in technologies or changes in regulatory policies will reduce costs of new technology to levels that are equal to or below that of most central station electricity production, which could have a material adverse effect on our results of operations. OG&E's widespread use of Smart Grid technology allowing for two-way communications between the electric company and its customers could enable the entry of technology companies into the interface between OG&E and its customers, resulting in unpredictable effects on our current business.

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

We have a Pension Plan that covers certain employees hired before December 1, 2009. We also have defined benefit postretirement plans that cover certain employees hired prior to February 1, 2000. Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements. We expect to make future contributions to maintain required funding levels as necessary, and it has been our practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

OGE Energy is a holding company with its primary asset being its subsidiary, OG&E.

OGE Energy is a holding company and thus its primary asset is its subsidiary, OG&E. Substantially all of OGE Energy's operations are conducted by its subsidiary. Consequently, OGE Energy's operating cash flow and its ability to pay dividends and service its indebtedness are dependent upon the operating cash flow of OG&E and the payment of funds by OG&E to OGE Energy in the form of dividends or distributions. At December 31, 2022, OGE Energy and OG&E had outstanding indebtedness and other liabilities of $8.1 billion. OG&E is a separate legal entity that has no obligation to pay any amounts due on OGE Energy's indebtedness or to make any funds available for that purpose, whether by dividends or distributions. In addition, OG&E's ability to pay dividends or distributions to OGE Energy depends on any statutory and contractual restrictions that may be applicable to the entity, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of OG&E on its assets will generally have priority over OGE Energy claims (except to the extent that OGE Energy may be a creditor and its claims are recognized) and claims by OGE Energy shareholders.

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

Economic conditions, including inflationary pressures and supply chain disruptions, could negatively impact our business and our results of operations.

Our operations have been and are affected by local, national and worldwide economic conditions. National and global events could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, rising interest rates, supply chain disruptions and economic recessions, which in turn affect our operations and our customers. The Registrants have experienced rising costs to produce electricity through increased fuel prices, raw material inflation, logistical challenges and certain component shortages. We are dependent upon others, such as fuel suppliers and transporters and suppliers for our capital projects, to help execute our operations. Supply chain disruption has resulted, and may continue to result, in delays in construction activities and equipment deliveries related to our capital projects.

The consequences of a recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity and general inflation could result in a decline in energy consumption, which could adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also could affect the cost of capital and our ability to raise capital. Economic conditions may also impact the valuation of certain long-lived assets that are subject to impairment testing, potentially resulting in impairment charges, which could have a material adverse impact on our results of operations.

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

In late 2022, physical attacks on electric equipment owned by other electric utility companies in the U.S. resulted in the loss of power for a period of time. Authorities have indicated they believe these attacks may have been carried out by domestic extremists, as the U.S. electric grid is noted as being highly vulnerable to domestic terrorism. While the Registrants have experienced physical attacks on their electric equipment, these incidents have not been material to their operations. The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the electric utility in general, and on us in particular, cannot be known. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities or sustained military campaigns may affect our operations in unpredictable ways, including disruptions of supplies and markets for our products, and the possibility that our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than existing insurance coverage.

Health epidemics and other outbreaks could adversely impact economic activity and conditions worldwide, which could have a material adverse effect on our results of operations and financial condition.

Health epidemics and other outbreaks, such as the COVID-19 pandemic, could adversely impact economic activity and conditions worldwide, by, among other things, leading to shutdowns, disrupting supply chains, increasing unemployment, resulting in customer slow payment or non-payment and decreasing commercial and industrial load. In response to health epidemics and other outbreaks, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 23.4 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

The Registrants recently amended their credit facilities to switch from eurodollar loans based on LIBOR to term SOFR loans. SOFR is a relatively new reference rate, and its composition and characteristics are not the same as LIBOR. It is not possible to predict what effect the change to SOFR may have on our interest rates.

As indicated above, SOFR is a relatively new reference rate. Any failure of SOFR to gain market acceptance could cause the SOFR to be modified or discontinued. The Registrants' current credit facilities provide a mechanism for determining an alternative rate of interest upon the occurrence of certain events related to the discontinuance of SOFR. The change to SOFR or transition to other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose the Registrants' future borrowings to less favorable rates. If the change to SOFR, or other alternative rates, results in increased alternative interest rates or if the Registrants' lenders have increased costs due to such phase out or changes, then the Registrants' debt that uses benchmark rates could be affected and, in turn, the Registrants' cash flows and interest expense could be adversely impacted.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have revolving credit agreements for working capital, capital expenditures, acquisitions and other corporate purposes. In December 2022, OGE Energy entered into an amendment to its revolving credit facility that increased the permitted maximum debt to capitalization ratio from 65 percent to 70 percent. OG&E’s credit facility has a financial covenant requiring it to maintain a maximum debt to capitalization ratio of 65 percent. The levels of our debt could have important consequences, including the following:

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

We have seen increased interest for electric service from emerging industries such as crypto mining and hydrogen production, which are both large consumers of electricity. If this continues, these types of customers could represent a significant portion of our revenues.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 17 generating stations with an aggregate capability of 7,240 MWs at December 31, 2022. The following table presents information with respect to OG&E's electric generating facilities. Unless otherwise indicated, these electric generating facilities are located in Oklahoma.

Station & Unit			Year Installed	Unit Design Type	Fuel Capability	2022 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Seminole	1		1971	Steam-Turbine	Gas	10.5%	500
	2		1973	Steam-Turbine	Gas	13.2%	510
	3		1975	Steam-Turbine	Gas	10.9%	498	1,508
Muskogee	4		1977	Steam-Turbine	Gas	17.2%	487
	5		1978	Steam-Turbine	Gas	11.7%	488
	6		1984	Steam-Turbine	Coal	22.6%	503	1,478
Sooner	1		1979	Steam-Turbine	Coal	29.4%	516
	2		1980	Steam-Turbine	Coal	30.2%	515	1,031
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	4.0%	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	3.9%	31
	6		1958	Steam-Turbine	Gas	16.5%	170
	7		1963	Steam-Turbine	Gas	1.4%	211
	8		1969	Steam-Turbine	Gas	3.0%	377
	9		2000	Combustion-Turbine	Gas	28.6%	45
	10		2000	Combustion-Turbine	Gas	27.1%	43	910
Redbud (C)	1		2003	Combined Cycle	Gas	37.1%	154
	2		2003	Combined Cycle	Gas	35.6%	154
	3		2003	Combined Cycle	Gas	32.5%	152
	4		2003	Combined Cycle	Gas	35.9%	153	613
Mustang	6		2018	Combustion-Turbine	Gas	19.4%	57
	7		2018	Combustion-Turbine	Gas	34.8%	56
	8		2017	Combustion-Turbine	Gas	1.5%	58
	9		2018	Combustion-Turbine	Gas	14.4%	57
	10		2018	Combustion-Turbine	Gas	19.2%	57
	11		2018	Combustion-Turbine	Gas	38.0%	57
	12		2018	Combustion-Turbine	Gas	37.0%	57	399
McClain (D)	1		2001	Combined Cycle	Gas	50.1%	378	378
Frontier	1		1989	Combined Cycle	Gas	40.4%	121	121
River Valley	1		1991	Steam-Turbine	Coal/Gas	35.0%	161
	2		1991	Steam-Turbine	Coal/Gas	16.2%	160	321
Total Generating Capability (all stations, excluding renewable)								6,759
(A)
2022 Capacity Factor = 2022 Net Actual Generation / (2022 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.
(B)
Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.
(C)
Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)
Represents OG&E's 77 percent ownership interest in the McClain Plant.

Renewable					2022
Station	Year Installed	Location	Number of Units	Fuel Capability	Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Crossroads	2011	Canton, OK	98	Wind	18.6%	2.3	228
Centennial	2007	Laverne, OK	80	Wind	16.5%	1.5	120
OU Spirit	2009	Woodward, OK	44	Wind	15.5%	2.3	101
Mustang	2015	Oklahoma City, OK	90	Solar	26.4%	< 0.1	2
Covington	2018	Covington, OK	4	Solar	18.1%	2.5	10
Choctaw Nation	2020	Durant, OK	2	Solar	23.6%	2.5	5
Chickasaw Nation	2020	Davis, OK	2	Solar	25.4%	2.5	5
Branch	2021	Branch, AR	2	Solar	22.6%	2.5	5
Durant 2	2022	Durant, OK	2	Solar	10.4%	2.5	5
Total Generating Capability (renewable)							481
(A)
2022 Capacity Factor = 2022 Net Actual Generation / (2022 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.

At December 31, 2022, OG&E's transmission system included: (i) 54 substations with a total capacity of 14.1 million kV-amps and 5,190 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.9 million kV-amps and 347 structure miles of lines in Arkansas. At December 31, 2022, OG&E's distribution system included: (i) 350 substations with a total capacity of 10.8 million kV-amps, 29,544 structure miles of overhead lines, 3,544 miles of underground conduit and 11,183 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 1.0 million kV-amps, 2,801 structure miles of overhead lines, 360 miles of underground conduit and 660 miles of underground conductors in Arkansas.

During the three years ended December 31, 2022, both Registrants' gross property, plant and equipment (excluding construction work in progress) additions were $2.2 billion, and gross retirements were $299.4 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 15.2 percent of gross property, plant and equipment (excluding construction work in progress) for both Registrants at December 31, 2022.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OGE Energy's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2022, there were 12,222 holders of record of OGE Energy's common stock.

Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.

Performance Graph

The below graph shows a five-year comparison of cumulative total returns for OGE Energy's common stock, the S&P 500 Index and the S&P 1500 Composite Utilities Sector Index. The graph assumes that the value of the investment in OGE Energy's common stock and each index was $100 as of December 31, 2017, and that all dividends were reinvested.

The above graph and related information should not be deemed "soliciting material" or to be "filed" with the Securities Exchange Commission, nor should such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that OGE Energy specifically incorporates such information by reference into such a filing. The graph and information are included for historical comparative purposes only and should not be considered indicative of future stock performance.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Overview

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas. Prior to September 30, 2022, OGE Energy also held investments in Enable and Energy Transfer, which offered natural gas, crude oil and NGL services. OGE Energy reports these activities through two business segments: (i) electric company and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. For periods prior to the December 2, 2021 closing of the Enable and Energy Transfer merger, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment. For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in the Energy Transfer units it acquired in the merger as an investment in equity securities. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units, becoming primarily an electric company.

Electric Company Operations. OGE Energy's electric company operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric company in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Natural Gas Midstream Operations. For the period of December 2, 2021 to September 30, 2022, OGE Energy's natural gas midstream operations segment included OGE Energy's investment in Energy Transfer's equity securities acquired in the Enable/Energy Transfer merger. For the year ended December 31, 2022, this segment also includes legacy Enable seconded employee pension and postretirement costs. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings. OGE Energy no longer has any ownership interest in natural gas midstream operations.

Recent Developments

Oklahoma Fuel Cost Adjustment Show Cause

On September 29, 2022, the OCC Public Utility Division Staff initiated a cause to determine the appropriate methodology to recover OG&E's $424.0 million fuel clause under recovery balance as of August 31, 2022 and how OG&E's fuel factors should be set going forward. The Staff requested that OG&E explain how it arrived at the noted under recovery balance, explain its fuel forecasting process, justify its amortization period of 24 months and explain the adequacy of its resource mix and fuel supply plans. Updated fuel factors were implemented by OG&E on October 1, 2022 to recover the balance from customers over 24 months. The Staff did not oppose OG&E's implementation of updated fuel factors on an interim basis and subject to refund. Despite several public deliberations, the OCC has not issued a final order in this proceeding. On January 1, 2023, OG&E implemented its annual redetermination of its fuel factors, without further action or opposition from the OCC.

Global Macroeconomic Pressures

Geopolitical events, and related governmental and business responses, continue to have an impact on the Registrants' operations, supply chains and end-user customers, including our end-user customers' ability to pay for electric service. The Registrants have experienced raw material inflation, logistical challenges and certain component shortages. Supply chain disruption has resulted, and may continue to result, in delays in construction activities and equipment deliveries related to OGE Energy's capital projects. The timing and extent of the financial impact from these events are still uncertain, and the Registrants cannot predict the magnitude of the impact to the results of their business and results of operations.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data."

Summary of OGE Energy 2022 Operating Results Compared to 2021

OGE Energy's net income was $665.7 million, or $3.32 per diluted share, in 2022 as compared to $737.3 million, or $3.68 per diluted share, in 2021. The decrease in net income of $71.6 million, or $0.36 per diluted share, in 2022 as compared to 2021 is further discussed below.

•
An increase in net income at OG&E of $79.5 million, or $0.39 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by more favorable weather and revenues from the recovery of capital investments (excluding impacts of recoverable fuel, purchased power and direct transmission expense not impacting earnings), partially offset by higher depreciation and amortization expense due to an increase in depreciation rates resulting from the Oklahoma general rate review order received in September 2022 and additional assets being placed into service, as well as higher income taxes and higher other operation and maintenance expense.
•
A decrease in net loss of other operations (holding company) of $2.6 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher other income, partially offset by an increase in net interest expense due to the long-term debt issuance in May 2021.
•
A decrease in net income at OGE Holdings (Natural Gas Midstream Operations) of $153.7 million, or $0.76 per diluted share of OGE Energy's common stock, was primarily due to a prior year $344.4 million pre-tax gain on the Enable/Energy Transfer merger and the elimination of OGE Energy's equity in earnings of Enable in 2022, which were driven by the merger closing in December 2021, partially offset by a $282.1 million pre-tax gain on OGE Energy's investment in Energy Transfer's equity securities in 2022, distributions received from Energy Transfer of $34.0 million and lower income tax expense.

A more detailed discussion regarding the financial performance for the year ended December 31, 2022 as compared to December 31, 2021 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2021 compared to December 31, 2020 for OGE Energy and OG&E can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrants' 2021 Form 10-K.

2023 Outlook

Key assumptions for the Registrants' 2023 outlook are discussed below.

Consolidated OGE Energy

OGE Energy is projected to earn approximately $387 million to $416 million, or $1.93 to $2.07 per average diluted share, with a midpoint of $402 million, or $2.00 per average diluted share, in 2023 and is based on the assumptions listed below. As a result of OGE Energy's sales of all Energy Transfer limited partner units in 2022, OGE Energy will not report earnings, and therefore guidance, for a natural gas midstream operations segment beginning in 2023.

OG&E (Electric Company)

OG&E is projected to earn approximately $400 million to $421 million, or $1.99 to $2.09 per average diluted share, with a midpoint of $411 million, or $2.04 per average diluted share, in 2023 and is based on the following assumptions:

•
normal weather patterns are experienced for the year;
•
operating revenues growth driven by total retail load growth (weather normalized) of approximately 4 to 5 percent, or approximately 2.5 to 3.5 percent assuming an equivalent level of datamining load in 2023 as existed at the end of 2022;
•
operating expenses of approximately $1.101 billion to $1.109 billion, with operation and maintenance expenses comprising approximately 45 percent of the total;
•
net interest expense of approximately $204 million to $210 million which assumes a $4 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt issuance at OG&E of up to $400 million in 2023 in addition to the $450 million that was issued in January 2023;
•
other income of approximately $32 million including $10 million of allowance for equity funds used during construction; and
•
an effective tax rate of approximately 15 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand.

Other Operations (Primarily Holding Company)

A loss of $9 million, or $0.04 per average diluted share, is expected at the holding company, within a range of a loss of $5 million to $13 million, or $0.02 to $0.06 per average diluted share.

Other consolidated assumptions include:

•
approximately 201.0 million average diluted shares outstanding; and
•
an effective tax rate of approximately 14 percent.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the years ended December 31, 2022 and 2021 and the Registrants' financial positions at December 31, 2022 and 2021. The following information should be read in conjunction with the financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

OGE Energy	Year Ended December 31,
(In millions except per share data)	2022	2021
Net income	$665.7	$737.3
Basic average common shares outstanding	200.2	200.1
Diluted average common shares outstanding	200.8	200.3
Basic earnings per average common share	$3.33	$3.68
Diluted earnings per average common share	$3.32	$3.68
Dividends declared per common share	$1.64820	$1.62500

Results by Business Segment

	Year Ended December 31,
(In millions)	2022	2021
Net income (loss):
OG&E (Electric Company)	$439.5	$360.0
OGE Holdings (Natural Gas Midstream Operations) (A)	231.3	385.0
Other operations (B)	(5.1)	(7.7)
OGE Energy net income	$665.7	$737.3
(A)
Net income for the year ended December 31, 2021 includes the $344.4 million gain ($264.8 million after tax) recognized for the Enable merger transaction, as further discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data."
(b)
Other operations primarily includes the operations of the holding company and consolidating eliminations.

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's consolidated financial statements.

OG&E (Electric Company)

Year Ended December 31 (Dollars in millions)	2022	2021
Operating revenues	$3,375.7	$3,653.7
Fuel, purchased power and direct transmission expense	1,662.4	2,127.6
Other operation and maintenance	491.9	464.7
Depreciation and amortization	460.9	416.0
Taxes other than income	98.0	99.3
Operating income	662.5	546.1
Allowance for equity funds used during construction	6.9	6.7
Other net periodic benefit income (expense)	1.2	(4.3)
Other income	6.5	7.1
Other expense	3.4	1.8
Interest expense	157.8	152.0
Income tax expense	76.4	41.8
Net income	$439.5	$360.0
Operating revenues by classification:
Residential	$1,307.0	$1,342.1
Commercial	825.6	766.9
Industrial	322.4	328.2
Oilfield	306.7	316.8
Public authorities and street light	298.9	289.5
System sales revenues	3,060.6	3,043.5
Provision for rate refund	(1.2)	—
Integrated market	163.8	468.9
Transmission	131.7	140.2
Other	20.8	1.1
Total operating revenues	$3,375.7	$3,653.7
MWh sales by classification (In millions)
Residential	10.4	9.6
Commercial	7.9	6.8
Industrial	4.2	4.2
Oilfield	4.4	4.2
Public authorities and street light	3.1	2.9
System sales	30.0	27.7
Integrated market	1.1	1.6
Total sales	31.1	29.3
Number of customers	888,759	879,447
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas (A)	7.032	11.907
Coal	3.253	1.935
Total fuel (A)	5.480	6.833
Total fuel and purchased power (A)	5.096	6.892
Degree days (B)
Heating - Actual	3,652	3,281
Heating - Normal	3,568	3,452
Cooling - Actual	2,385	1,896
Cooling - Normal	1,893	1,912
(A)
Decreased primarily due to both elevated pricing from Winter Storm Uri and higher market prices related to increased natural gas prices in 2021.
(b)
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

OG&E's net income increased $79.5 million, or 22.1 percent, in 2022 as compared to 2021. The following section discusses the primary drivers for the increase in net income in 2022 as compared to 2021.

Operating revenues decreased $278.0 million, or 7.6 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$(465.2)
Wholesale transmission revenue	(4.2)
Other	(2.8)
Industrial and oilfield sales	5.0
Non-residential demand and related revenues	10.2
New customer growth	13.0
Guaranteed Flat Bill program (B)	16.3
Quantity impacts (primarily weather) (C)	68.0
Price variance (D)	81.7
Change in operating revenues	$(278.0)
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)
Increased primarily due to the loss from the Guaranteed Flat Bill program in 2021 related to Winter Storm Uri. The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill Program rates.
(C)
Increased primarily due to a 25.8 percent increase in cooling degree days and an 11.3 percent increase in heating degree days.
(D)
Increased primarily due to the Oklahoma general rate review order received in September 2022 that approved new rates effective July 1, 2022, the impact of the Arkansas Formula Rate Plan and increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider and energy efficiency riders.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $465.2 million, or 21.9 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$(369.6)	(33.2)%
Purchased power costs:
Purchases from SPP (B)	(94.2)	(10.8)%
Wind	2.2	3.9%
Other	(0.3)	(2.8)%
Transmission expense	(3.3)	(4.3)%
Change in fuel, purchased power and direct transmission expense	$(465.2)
(A)
Decreased primarily due to inflated fuel costs in 2021 during Winter Storm Uri.
(B)
Decreased primarily due to higher market prices in 2021 during Winter Storm Uri.

Other operation and maintenance expense increased $27.2 million, or 5.9 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Contract technical and construction services (A)	$6.7	12.8%
Materials and supplies (B)	4.1	15.5%
Other	3.9	1.3%
Vegetation management	3.8	9.9%
Fees, permits and licenses	3.3	15.7%
Fleet transportation (C)	2.9	35.3%
Contract professional services	2.5	12.8%
Change in other operation and maintenance expense	$27.2
(A)
Increased primarily due to higher equipment maintenance which included additional Arkansas storm restoration.
(B)
Increased primarily due to inflationary increases throughout the supply chain.
(C)
Increased primarily due to higher fuel prices, including diesel which supports the majority of company fleet.

Depreciation and amortization expense increased $44.9 million, or 10.8 percent, primarily due to an increase in depreciation rates effective as of July 1, 2022 resulting from the Oklahoma general rate review order received in September 2022, additional assets being placed into service and increased amortization of the regulatory asset related to storms.

Other net periodic benefit income changed $5.5 million, primarily due to lower pension expense driven by changes to the level of pension expense included in base rates, effective July 1, 2022, as approved in the Oklahoma general rate review order received in September 2022.

Income tax expense increased $34.6 million, or 82.8 percent, reflecting additional income taxes primarily related to higher pretax income and decreased federal and state tax credit generation, partially offset by higher amortization of net unfunded deferred taxes.

OGE Holdings (Natural Gas Midstream Operations)

On December 2, 2021, Energy Transfer completed its previously announced acquisition of Enable. Prior to the Energy Transfer and Enable merger closing, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable, and from December 2, 2021 to September 30, 2022, this segment included OGE Energy's investment in Energy Transfer's equity securities. Legacy Enable seconded employee pension and postretirement costs are also included for the year ended December 31, 2022. Therefore, results of operations for the natural gas midstream operations segment are not comparable for the year ended December 31, 2022 compared to the year ended December 31, 2021. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the net proceeds from sales of Energy Transfer's equity securities, realized gain/loss on Energy Transfer's equity securities and dividend income recognized by OGE Energy. See OGE Energy's 2021 Form 10-K for discussion of the primary drivers of Enable's income statement information for the period of January 1, 2021 through December 2, 2021.

OGE Holdings' income tax expense decreased $52.9 million, or 52.4 percent, primarily due to lower pre-tax income and tax adjustments from the sale of Energy Transfer limited partner units, partially offset by state deferred tax adjustments related to OGE Energy's midstream investment in Energy Transfer subsequent to the acquisition of Enable.

Liquidity and Capital Resources

Cash Flows

OGE Energy

Year Ended December 31 (In millions)	2022	2021	$ Change	% Change
Net cash provided from (used in) operating activities (A)	$843.1	$(313.3)	$1,156.4	*
Net cash provided from (used in) investing activities (B)	$12.9	$(749.1)	$762.0	*
Net cash (used in) provided from financing activities (C)	$(767.9)	$1,061.3	$(1,829.2)	*

* Change is greater than 100 percent.

(A)
Changed primarily due to an increase in cash received from customers, the receipt of securitization funds from the ODFA and a decrease in vendor payments, including payments for fuel and purchased power costs related to Winter Storm Uri in 2021, partially offset by additional income tax payments primarily relating to the sale of Energy Transfer's limited partner units in 2022.
(B)
Changed primarily due to proceeds from the sale of Energy Transfer's limited partner units, partially offset by increased investment in power delivery projects at OG&E.
(C)
Changed primarily due to decreased proceeds from long-term debt reflective of the debt issuance in May 2021 and decreased short-term debt, which was used to provide additional liquidity for the fuel and purchased power costs incurred by OG&E related to Winter Storm Uri in 2021.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at December 31, 2022 compared to December 31, 2021.

Cash and Cash Equivalents increased $88.1 million, primarily due to proceeds received from OGE Energy's sales of Energy Transfer limited partner units and OG&E's receipt of securitization funds from the ODFA, which OGE Energy intends to utilize to help fund the repayment of the senior notes due in May 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $97.0 million, or 42.7 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage and new rates as approved in the Oklahoma general rate review order received in September 2022, as well as increased fuel prices.

Income Taxes Receivable increased $18.1 million, primarily due to the timing of cash payments to tax authorities.

Fuel Inventories increased $68.2 million, primarily due to higher prices and volumes of coal and gas purchases.

Materials and Supplies, at Average Cost increased $62.6 million, or 53.1 percent, primarily due to increased inventory which is partly a result of the ongoing supply chain and inflation impacts of the current economic environment.

Fuel Clause Under Recoveries increased $363.0 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power. OG&E has implemented updated fuel factors to address recovery of the fuel under recovery balance, as further discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data."

Other Current Assets increased $30.2 million, or 41.2 percent, primarily due to an increase in SPP deposits, partially offset by a decrease in under recovered riders.

Short-term Debt decreased $486.9 million, or 100.0 percent, primarily due to the repayment of short-term borrowings used for general operating needs. OGE Energy borrows on a short-term basis, as necessary, by the issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements.

Accounts Payable increased $174.9 million, or 63.8 percent, primarily due to timing of vendor payments.

Long-Term Debt Due Within One Year increased $999.9 million, due to the reclassification of long-term debt that will mature in May 2023.

Other Current Liabilities increased $15.5 million, or 45.5 percent, primarily due to an increase in SPP projected payables as well as changes in amounts of taxes due.

2022 Capital Requirements, Sources of Financing and Financing Activities

OGE Energy's total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $1,051.0 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $0.5 million, resulting in total net capital requirements and contractual obligations of $1,051.5 million in 2022. This compares to net capital requirements of $778.6 million and net contractual obligations of $1.0 million totaling $779.6 million in 2021.

In 2022, OGE Energy's primary sources of capital were cash generated from operations, proceeds from the issuance of long- and short-term debt, sales of Energy Transfer's limited partner units and distributions received from Energy Transfer. Changes in working capital reflect the seasonal nature of OGE Energy's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Future Material Cash Requirements

OGE Energy's primary, material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under recoveries and other general corporate purposes. Further, working capital requirements can be seasonal. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings.

Capital Expenditures

The following table presents OGE Energy's estimates of capital expenditures for the years 2023 through 2027. These capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2023	2024	2025	2026	2027	Total
Transmission	$125	$145	$160	$160	$160	$750
Oklahoma distribution & grid advancement	490	490	550	550	550	2,630
Arkansas distribution	20	20	20	20	20	100
Generation	115	115	120	120	120	590
Other (A)	200	180	100	100	100	680
Total	$950	$950	$950	$950	$950	$4,750
(A)
Estimated capital expenditures associated with OG&E's enterprise resource planning system project are included in 2023 and 2024.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. The investments above do not include amounts related to new generation capacity needs as outlined in OG&E's October 2021 IRP and recent changes to the SPP's planning reserve margin and resource capacity accreditation. OG&E intends to file for approval of the generation capacity investments and would expect to update its capital plan based on a final order. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments. Supply chain disruption may increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects.

Contractual Obligations

The following table presents OGE Energy's total contractual obligations for the next five years at December 31, 2022. For further detail of OGE Energy's contractual obligations, which include operating leases, long-term debt and purchase obligations and commitments (including information for maturities beyond the next five years), see Notes 4, 9 and 13, respectively, within "Item 8. Financial Statements and Supplementary Data."

(In millions)	2023	2024	2025	2026	2027	Total
Total contractual obligations	$1,174.4	$167.0	$259.0	$102.0	$290.1	$1,992.5
Amounts recoverable through fuel adjustment clause (A)	(168.8)	(149.5)	(123.8)	(81.9)	(82.3)	(606.3)
Total contractual obligations, net	$1,005.6	$17.5	$135.2	$20.1	$207.8	$1,386.2
(A)
Includes expected recoveries of costs incurred for OG&E's railcar operating lease obligations, OG&E's minimum fuel purchase commitments and OG&E's expected wind purchase commitments.

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown in Note 4 within "Item 8. Financial Statements and Supplementary Data") and certain purchased power costs are passed on to OG&E's customers through fuel adjustment clauses. Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted in Notes 4 and 13, respectively, within "Item 8. Financial Statements and Supplementary Data" may increase capital requirements, such costs are generally recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. Otherwise, as discussed above, OGE Energy expects to meet these cash requirement needs through cash generated from operations, short-term borrowings and permanent financings.

Pension and Postretirement Benefit Plans

At December 31, 2022, 24.5 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income and other securities, U.S. Treasury notes and bonds and mutual funds as presented in Note 11 within "Item 8. Financial Statements and Supplementary Data." During 2022, the actual return on the Pension Plan was a loss of $82.2 million, compared to an expected return on plan assets of $25.4 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy did not make any contribution to its Pension Plan in 2022 and made a contribution of $40.0 million in 2021. OGE Energy does not expect it will need to make any contributions to the Pension Plan in 2023. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2022 and 2021. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2022	2021	2022	2021	2022	2021
Benefit obligations	$358.5	$502.9	$5.8	$5.9	$101.9	$137.3
Fair value of plan assets	293.0	486.0	—	—	32.8	44.3
Funded status at end of year	$(65.5)	$(16.9)	$(5.8)	$(5.9)	$(69.1)	$(93.0)

Common Stock Dividends

OGE Energy's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. Prior to the approval of a change in the dividend in 2022, the Board of Directors reviewed a recommendation from management of an increase in the quarterly dividend to $0.4141 per share from $0.41 per share and subsequently approved the recommendation to become effective with the dividend payment in October 2022.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. In January 2023, OG&E issued $450.0 million of Senior Notes due January 15, 2033, as further discussed within "Long-Term Debt" below.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements maturing in one year or less.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. As further discussed below, in May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements as of December 31, 2022.

(Dollars in millions)	December 31, 2022
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$1,149.6
Balance of cash and cash equivalents	$89.3

The following table presents information about OGE Energy's total short-term debt activity for the year ended December 31, 2022.

(Dollars in millions)	Year Ended December 31, 2022
Average balance of short-term debt	$337.3
Weighted-average interest rate of average balance of short-term debt	0.97%
Maximum month-end balance of short-term debt	$731.5

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

Long-Term Debt

In May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan, and borrowed the full $50.0 million term loan, in order to preserve general financial flexibility within the company. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $135.0 million and contains substantially the same covenants as OGE Energy's existing $550.0 million revolving credit agreement. The credit agreement is scheduled to terminate on May 24, 2025. At December 31, 2022, the weighted-average interest rate for the amount drawn on the term loan under this credit agreement was 3.48 percent.

In January 2023, OG&E issued $450.0 million of 5.40% Senior Notes due January 15, 2033. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million 0.553% Senior Notes, Series due May 26, 2023 and the funding of its capital investment program and working capital needs.

OG&E expects to issue up to $400.0 million of long-term debt to support its current year capital investment plan and for the repayment of maturing debt.

Securitization of Oklahoma Winter Storm Uri Extreme Purchase Costs

As further discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data," on July 20, 2022, the ODFA issued securitization bonds, and OG&E received proceeds of approximately $750 million for the sale of securitization property to the ODFA. OG&E used these proceeds to fund the Oklahoma Winter Storm Uri regulatory asset by recovering the authorized extreme, extraordinary fuel and purchased power costs incurred during Winter Storm Uri, as well as carrying costs.

Security Ratings

	Moody's Investors Service		S&P's Global Ratings		Fitch Ratings
	Rating	Outlook	Rating	Outlook	Rating	Outlook
OG&E Senior Notes	A3	Stable	A-	Stable	A	Stable
OG&E Commercial Paper	P2	Stable	A2	Stable	F2	Stable
OGE Energy Senior Notes	Baa1	Stable	BBB	Stable	BBB+	Stable
OGE Energy Commercial Paper	P2	Stable	A2	Stable	F2	Stable

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

Common Stock

OGE Energy does not expect to issue any common stock in 2023 from its Automatic Dividend Reinvestment and Stock Purchase Plan. See Note 8 within "Item 8. Financial Statements and Supplementary Data" for a discussion of OGE Energy's common stock activity.

Distributions by Enable and Energy Transfer

During the year ended December 31, 2022, OGE Energy received distributions of $34.0 million from Energy Transfer. During the years ended December 31, 2021 and 2020, OGE Energy received distributions of $73.4 million and $91.7 million, respectively, from Enable.

Sale of Energy Transfer's Equity Securities

As previously disclosed, OGE Energy intended to become primarily an electric company by exiting its investment in Energy Transfer's equity securities. As of the end of September 2022, OGE Energy had sold all of its 95.4 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $1,067.2 million. OGE Energy intends to use these proceeds to help repay the $1.0 billion in senior notes due in May 2023 and for general corporate purposes.

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

In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors. The Registrants discuss their significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Plan Assumptions

OGE Energy has a Pension Plan that covers certain employees, including OG&E's employees, hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009. OGE Energy also has defined benefit postretirement plans that cover certain employees, including OG&E's employees. Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 11 within "Item 8. Financial Statements and Supplementary Data." The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. Funding levels are dependent on returns on plan assets and future discount rates. Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.

The following table presents the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $2.9 million
Discount rate	+/- 0.25 percent	+/- $5.6 million
Contributions	+/- $10 million	+/- $10.0 million

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

Contingency Reserves

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

Asset Retirement Obligations

OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from five to 68 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, average inflation rate, market risk premium, credit-adjusted risk-free interest rate and the timing of incurring costs related to the retirement of the asset.

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

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E measures its customers' metered usage and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues in the balance sheets and in Revenues from Contracts with Customers in the statements of income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers. At December 31, 2022 and 2021, Accrued Unbilled Revenues were $74.2 million and $65.0 million, respectively.

At December 31, 2022, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.4 million.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $1.9 million and $2.4 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.2 million.

Accounting Pronouncements

See Note 2 within "Item 8. Financial Statements and Supplementary Data" for further discussion of recently adopted accounting standards and recently issued accounting standards that are not yet effective that could have a material impact on the Registrants' financial position, results of operations or cash flows upon adoption.

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements. At the present time, based on currently available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 13 and 14 within "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for further discussion of the Registrants' commitments and contingencies.

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

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. In response to litigation, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOx emissions contributions. The proposed FIP, which includes Oklahoma among 24 other states, proposes to limit the current Oklahoma NOx emissions budgets over four years for certain generating units including OG&E's units beginning in 2023. It is anticipated the EPA will finalize the FIP by mid-March of 2023. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. OG&E is closely monitoring these issues; however, it is unknown at this time what, if any, potential material impacts will result from the EPA actions.

On January 27, 2023, the EPA published a proposed rule in the Federal Register to reconsider the primary (health-based) and secondary (welfare-based) NAAQS for Particulate Matter ("PM NAAQS"). The EPA is proposing to lower the primary annual PM2.5 to a level ranging from approximately 17 percent to 25 percent below the current standard and is proposing to retain the other PM NAAQS at their current levels. Particulate matter ("PM") is not a single pollutant but rather is a mixture of chemicals, solids and aerosols composed of small droplets of liquid, dry solid fragments and solid cores with liquid coatings. PM varies widely in size, shape and chemical composition and is defined by diameter for air quality regulatory purposes: PM10 and PM2.5. The EPA expects to issue a final decision on the PM standards in 2024. The EPA will determine which areas of the country meet the standards, such as making initial attainment/nonattainment designations, no later than two years after new standards are issued. States must develop and submit attainment plans no later than 18 months after the EPA finalizes nonattainment designations. This proposed rule could impact regional air quality goals and emission limits for emission sources; however, it is unknown at this time what, if any, potential material impacts to OG&E individual operating permit emission limits will result from the EPA actions.

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

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, including President Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry by 2035 and the September 2022 EPA non-rulemaking docket for public input related to the EPA's efforts to reduce emissions of greenhouse gases from new and existing fossil fuel-fired electric generating units under Clean Air Act Section 111. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

OG&E has reduced carbon dioxide emissions by over 40 percent compared to 2005 levels, and during the same period, emissions of ozone-forming NOx have been reduced by approximately 80 percent and emissions of SO2 have been reduced by approximately 90 percent. OG&E expects to further reduce carbon dioxide emissions to 50 percent of 2005 levels by 2030. To comply with the EPA rules, OG&E converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases.

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

On November 9, 2021, the USFWS published a proposed rule to list the Alligator Snapping Turtle as threatened under the Endangered Species Act, along with a 4(d) rule that would provide conservation of the species. The habitat located within the OG&E service territory is limited to eastern Oklahoma and western Arkansas; however, the USFWS is proposing to exempt incidental take by industry for operation and maintenance and other routine activities that are conducted by using best management practices that reduce incidental take and conserve the habitat. The final rule for the listing decision was expected to occur in November 2022.

On September 14, 2022, the USFWS published a proposal to list the Tricolored Bat as endangered under the Endangered Species Act. According to the proposal, the current known range of the Tricolored Bat extends to 36 states, including Oklahoma and Arkansas.

On September 30, 2022, the USFWS proposed a voluntary permitting rule that would cover incidental take of bald and golden eagles from allowed activities by instituting voluntary mitigation actions. Some of the voluntary actions include retrofitting 11 non-electrocution-safe poles or 1/2 mile of non-electrocution-safe circuit to electrocution-safe as a result of eagle take or injury, retrofitting 10 percent of non-electrocution-safe infrastructure to electrocution-safe within the five-year term of the permit and incorporating an eagle shooting response strategy to investigate shootings near power line infrastructure. It is unknown at this time whether the voluntary permitting program will become a requirement. OG&E currently maintains an avian protection plan to help mitigate eagle impacts and has adopted the best management practices of the Avian Power Line Interaction Committee, of which OG&E is a member.

OG&E is closely monitoring each of these issues due to possible future impacts; however, it is unknown at this time what, if any, material impacts will result from the USFWS action.

On November 25, 2022, the USFWS published a final rule to list two distinct population segments of the Lesser Prairie Chicken; the southern distinct population segment located in west Texas and eastern New Mexico is proposed as endangered status, and the northern distinct population located in northwest Texas, northwest Oklahoma, Kansas and Colorado is proposed to be listed as threatened status with a 4(d) rule which would prohibit take of the chicken, such as destroying its habitat by building a transmission line or substation, without a permit or special authorization from the USFWS. At this time, OG&E expects this rule will not impact any current OG&E infrastructure and should allow for construction in areas that are considered previously disturbed.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

During 2022, approximately 95 percent of the ash from OG&E's River Valley, Muskogee and Sooner facilities was recovered and reused in various ways, including soil stabilization, landfill cover, road base construction and cement and concrete production. Reusing fly ash reduces the need to manufacture cement resulting in reductions in greenhouse gas emissions from cement and concrete production. Based on estimates from the American Coal Ash Association, OG&E fly ash reuse helped avoid over three million tons of CO2 emissions in the last 15 years.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2022, OG&E obtained refunds of $2.9 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

Since the purchase of the Redbud facility in 2008, OG&E made investments in the infrastructure that have led to OG&E's average use of approximately 2.5 billion gallons per year of treated municipal effluent for all of the needed cooling water at Redbud and McClain. This use of treated municipal effluent offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

For further discussion regarding contingencies relating to environmental laws and regulations, see Note 13 within "Item 8. Financial Statements and Supplementary Data."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risks are, in most cases, risks that are actively traded in a marketplace and have been well studied in regards to quantification. Market risks include, but are not limited to, changes in interest rates and commodity prices. The Registrants' exposure to changes in interest rates relates primarily to variable-rate debt, commercial paper and future long-term debt issuances. The Registrants are exposed to commodity prices in their operations to the extent any fuel price changes are not recovered in customer rates.

Risk Oversight Committee

The Registrants manage market risks using a risk committee structure. OGE Energy's Risk Oversight Committee, which consists of the Chief Financial Officer, other corporate officers and members of management, is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants. In 2022, this committee and the Registrants' management applied a holistic perspective of risk assessment and application of its strategies and policies to manage the Registrants' overall financial performance. The Chief Financial Officer, acting in his role as the principal financial officer and as a member of the Risk Oversight Committee, reports periodically to the Audit Committee of OGE Energy's Board of Directors on the Registrants' risk profile affecting anticipated financial results, including any significant risk issues. The Audit Committee updates the Board of Directors regarding the company's risk management practices and the steps management has taken to monitor and control applicable risks.

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

Year Ended December 31 (Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	12/31/22 Fair Value
OGE Energy (holding company) fixed-rate debt (A):
Principal amount	$500.0	$—	$—	$—	$—	$—	$500.0	$491.2
Weighted-average interest rate	0.703%	—%	—%	—%	—%	—%	0.703%
OGE Energy (holding company) variable-rate debt (A):
Principal amount	$—	$—	$50.0	$—	$—	$—	$50.0	$50.0
Weighted-average interest rate	—%	—%	5.375%	—%	—%	—%	5.375%
OG&E fixed-rate debt (A):
Principal amount	$500.0	$—	$—	$—	$125.0	$3,269.3	$3,894.3	$3,484.4
Weighted-average interest rate	0.553%	—%	—%	—%	6.650%	4.400%	3.980%
OG&E variable-rate debt (B):
Principal amount	$—	$—	$79.4	$—	$56.0	$—	$135.4	$135.4
Weighted-average interest rate	—%	—%	3.830%	—%	3.850%	—%	3.840%
(A)
Prior to or when these debt obligations mature, the Registrants may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)
A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2022	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$3,304.2	$3,588.7	$2,069.8
Other revenues	71.5	65.0	52.5
Operating revenues	3,375.7	3,653.7	2,122.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	1,662.4	2,127.6	644.6
OPERATING EXPENSES
Other operation and maintenance	501.4	463.1	462.8
Depreciation and amortization	460.9	416.0	391.3
Taxes other than income	101.5	102.8	101.4
Operating expenses	1,063.8	981.9	955.5
OPERATING INCOME	649.5	544.2	522.2
OTHER INCOME (EXPENSE)
Gain (loss) on equity securities (Note 1)	282.1	(8.6)	—
Equity in earnings (losses) of unconsolidated affiliates	—	169.8	(668.0)
Allowance for equity funds used during construction	6.9	6.7	4.8
Other net periodic benefit expense	(12.9)	(6.1)	(3.9)
Other income	74.6	26.3	37.5
Gain on Enable/Energy Transfer transaction, net (Note 1)	—	344.4	—
Other expense	(44.6)	(39.9)	(35.2)
Net other income (expense)	306.1	492.6	(664.8)
INTEREST EXPENSE
Interest on long-term debt	162.1	154.8	152.8
Allowance for borrowed funds used during construction	(4.0)	(3.5)	(1.9)
Interest on short-term debt and other interest charges	8.2	7.0	7.6
Interest expense	166.3	158.3	158.5
INCOME (LOSS) BEFORE TAXES	789.3	878.5	(301.1)
INCOME TAX EXPENSE (BENEFIT)	123.6	141.2	(127.4)
NET INCOME (LOSS)	$665.7	$737.3	$(173.7)
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.1	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.8	200.3	200.1
BASIC EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$3.33	$3.68	$(0.87)
DILUTED EARNINGS (LOSS) PER AVERAGE COMMON SHARE	$3.32	$3.68	$(0.87)

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2022	2021	2020
Net income (loss)	$665.7	$737.3	$(173.7)
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1, $0.0 and $0.0, respectively	0.2	0.1	—
Amortization of deferred net loss, net of tax of $0.2, $0.9 and $1.2, respectively	1.4	1.6	3.9
Net gain (loss) arising during the period, net of tax of ($2.4), $0.0 and ($1.7), respectively	(7.6)	1.4	(5.1)
Prior service cost arising during the period, net of tax of $0.0, ($0.3) and $0.0, respectively	—	(1.1)	—
Settlement cost, net of tax of $4.3, $2.7 and $0.7, respectively	13.6	6.0	2.2
Postretirement benefit plans:
Amortization of prior service credit, net of tax of ($0.1), ($0.4) and ($0.6), respectively	(0.2)	(1.4)	(1.7)
Amortization of deferred net (gain) loss, net of tax of $0.0, $0.0 and $0.0, respectively	—	0.1	(0.1)
Net gain (loss) arising during the period, net of tax of $1.7, ($0.2) and ($0.8), respectively	5.5	(0.7)	(2.4)
Curtailment cost, net of tax of $0.0, $0.0 and ($0.1), respectively	—	—	(0.3)
Other comprehensive gain (loss) from unconsolidated affiliates, net of tax $0.0, $0.3 and ($0.2), respectively	—	1.3	(0.7)
Other comprehensive income (loss), net of tax	12.9	7.3	(4.2)
Comprehensive income (loss)	$678.6	$744.6	$(177.9)

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$665.7	$737.3	$(173.7)
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	460.9	416.0	391.3
Deferred income taxes and other tax credits, net	(154.0)	125.9	(134.5)
(Gain) loss on investment in equity securities (Note 1)	(282.1)	8.6	—
Gain on Enable/Energy Transfer transaction (Note 1)	—	(353.0)	—
Equity in (earnings) losses of unconsolidated affiliates	—	(169.8)	668.0
Distributions from unconsolidated affiliates	—	73.4	91.7
Allowance for equity funds used during construction	(6.9)	(6.7)	(4.8)
Stock-based compensation expense	9.7	9.8	9.8
Regulatory assets	702.2	(874.9)	(112.0)
Regulatory liabilities	(118.4)	(71.2)	(64.0)
Other assets	18.9	(9.8)	(9.2)
Other liabilities	(6.6)	(8.1)	(26.3)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(97.0)	(1.9)	3.1
Income taxes receivable	(18.1)	5.5	2.8
Fuel, materials and supplies inventories	(130.1)	(3.4)	(8.9)
Fuel recoveries	(363.0)	(180.5)	63.3
Other current assets	(30.2)	(22.7)	(16.8)
Accounts payable	155.4	7.5	59.8
Other current liabilities	36.7	4.7	(26.8)
Net cash provided from (used in) operating activities	843.1	(313.3)	712.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,050.9)	(778.5)	(650.5)
Proceeds from sales of equity securities	1,067.2	—	—
Cash received in Enable/Energy Transfer transaction (Note 1)	—	35.0	—
Other	(3.4)	(5.6)	(4.4)
Net cash provided from (used in) investing activities	12.9	(749.1)	(654.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	49.3	997.8	297.1
(Decrease) increase in short-term debt	(486.9)	391.9	(17.0)
Payment of long-term debt	(0.1)	(0.1)	(0.1)
Dividends paid on common stock	(329.3)	(324.9)	(314.9)
Cash paid for employee equity-based compensation and expense of common stock	(0.9)	(3.4)	(7.1)
Purchase of treasury stock	—	—	(14.7)
Other	—	—	(0.1)
Net cash (used in) provided from financing activities	(767.9)	1,061.3	(56.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	88.1	(1.1)	1.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	1.1	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$88.1	$—	$1.1
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $4.0, $3.5 and $1.9, respectively)	$164.0	$156.4	$153.4
Income taxes (net of income tax refunds)	$276.0	$8.7	$3.9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$0.8	$2.4	$6.8
Investment in Energy Transfer's equity securities (Note 1)	$—	$793.7	$—

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88.1	$—
Accounts receivable, less reserve of $1.9 and $2.4, respectively	250.1	162.3
Accrued unbilled revenues	74.2	65.0
Income taxes receivable	20.7	2.6
Fuel inventories	108.8	40.6
Materials and supplies, at average cost	180.5	117.9
Fuel clause under recoveries	514.9	151.9
Other	103.5	73.3
Total current assets	1,340.8	613.6
OTHER PROPERTY AND INVESTMENTS
Equity securities investment in Energy Transfer	—	785.1
Other	105.8	120.0
Total other property and investments	105.8	905.1
PROPERTY, PLANT AND EQUIPMENT
In service	14,695.2	13,899.8
Construction work in progress	436.1	252.0
Total property, plant and equipment	15,131.3	14,151.8
Less: accumulated depreciation	4,584.5	4,318.9
Net property, plant and equipment	10,546.8	9,832.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	524.3	1,230.8
Other	27.0	24.0
Total deferred charges and other assets	551.3	1,254.8
TOTAL ASSETS	$12,544.7	$12,606.4

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$486.9
Accounts payable	448.9	274.0
Dividends payable	82.9	82.1
Customer deposits	88.8	81.1
Accrued taxes	54.0	52.9
Accrued interest	41.1	40.8
Accrued compensation	37.0	37.7
Long-term debt due within one year	999.9	—
Other	49.6	34.1
Total current liabilities	1,802.2	1,089.6
LONG-TERM DEBT	3,548.7	4,496.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	176.9	159.8
Deferred income taxes	1,233.5	1,333.3
Deferred investment tax credits	12.0	12.8
Regulatory liabilities	1,147.1	1,231.1
Other	210.9	227.1
Total deferred credits and other liabilities	2,780.4	2,964.1
Total liabilities	8,131.3	8,550.1
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,134.5	1,125.8
Retained earnings	3,290.9	2,955.4
Accumulated other comprehensive loss, net of tax	(11.9)	(24.8)
Treasury stock, at cost	(0.1)	(0.1)
Total stockholders' equity	4,413.4	4,056.3
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,544.7	$12,606.4

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2022	2021
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 200.2 shares and 200.1 shares, respectively		$2.0	$2.0
Premium on common stock		1,132.5	1,123.8
Retained earnings		3,290.9	2,955.4
Accumulated other comprehensive loss, net of tax		(11.9)	(24.8)
Treasury stock, at cost, 0.0 and 0.0 shares, respectively		(0.1)	(0.1)
Total stockholders' equity		4,413.4	4,056.3

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
0.703%	Senior Notes, Series Due May 26, 2023	500.0	500.0
1.875% - 5.375%	Term Loan Due May 24, 2025	50.0	—
Senior Notes - OG&E
0.553%	Senior Notes, Series Due May 26, 2023	500.0	500.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.3	9.3

Other Bonds - OG&E
0.11% - 3.98%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.11% - 3.95%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.11% - 3.98%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(22.2)	(23.8)
Unamortized discount		(8.9)	(9.5)
Total long-term debt		4,548.6	4,496.4
Less: long-term debt due within one year		(999.9)	—
Total long-term debt (excluding long-term debt due within one year)		3,548.7	4,496.4
Total capitalization (including long-term debt due within one year)		$8,962.0	$8,552.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Premium on Common	Retained	Accumulated Other Comprehensive (Loss)
(In millions)	Shares	Value	Shares	Value	Stock	Earnings	Income	Total
Balance at December 31, 2019	200.1	$2.0	—	$—	$1,129.3	$3,036.1	$(27.9)	$4,139.5
Net loss	—	—	—	—	—	(173.7)	—	(173.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4.2)	(4.2)
Dividends declared on common stock ($1.5800 per share)	—	—	—	—	—	(317.8)	—	(317.8)
Purchase of treasury stock	—	—	0.4	(14.7)	—	—	—	(14.7)
Stock-based compensation	—	—	(0.3)	9.4	(6.7)	—	—	2.7
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	737.3	—	737.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	7.3
Dividends declared on common stock ($1.6250 per share)	—	—	—	—	—	(326.5)	—	(326.5)
Stock-based compensation	—	—	(0.1)	5.2	1.2	—	—	6.4
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	665.7	—	665.7
Other comprehensive income, net of tax	—	—	—	—	—	—	12.9	12.9
Dividends declared on common stock ($1.6482 per share)	—	—	—	—	—	(330.2)	—	(330.2)
Stock-based compensation	0.1	—	—	—	8.7	—	—	8.7
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2022	2021	2020
OPERATING REVENUES
Revenues from contracts with customers	$3,304.2	$3,588.7	$2,069.8
Other revenues	71.5	65.0	52.5
Operating revenues	3,375.7	3,653.7	2,122.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	1,662.4	2,127.6	644.6
OPERATING EXPENSES
Other operation and maintenance	491.9	464.7	464.4
Depreciation and amortization	460.9	416.0	391.3
Taxes other than income	98.0	99.3	97.2
Operating expenses	1,050.8	980.0	952.9
OPERATING INCOME	662.5	546.1	524.8
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.9	6.7	4.8
Other net periodic benefit income (expense)	1.2	(4.3)	(3.1)
Other income	6.5	7.1	5.0
Other expense	(3.4)	(1.8)	(2.6)
Net other income	11.2	7.7	4.1
INTEREST EXPENSE
Interest on long-term debt	157.4	152.7	152.8
Allowance for borrowed funds used during construction	(4.0)	(3.5)	(1.9)
Interest on short-term debt and other interest charges	4.4	2.8	3.9
Interest expense	157.8	152.0	154.8
INCOME BEFORE TAXES	515.9	401.8	374.1
INCOME TAX EXPENSE	76.4	41.8	34.7
NET INCOME	439.5	360.0	339.4
Other comprehensive income, net of tax	—	—	—
COMPREHENSIVE INCOME	$439.5	$360.0	$339.4

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$439.5	$360.0	$339.4
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	460.9	416.0	391.3
Deferred income taxes and other tax credits, net	220.5	44.6	40.9
Allowance for equity funds used during construction	(6.9)	(6.7)	(4.8)
Stock-based compensation expense	2.9	2.2	3.0
Regulatory assets	702.2	(874.9)	(112.0)
Regulatory liabilities	(118.4)	(71.2)	(64.0)
Other assets	—	(2.2)	(3.4)
Other liabilities	(5.6)	(11.2)	(24.3)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(96.6)	(3.0)	4.5
Fuel, materials and supplies inventories	(130.1)	(3.4)	(8.9)
Fuel recoveries	(363.0)	(180.5)	63.3
Other current assets	(30.1)	(21.4)	(17.3)
Accounts payable	135.8	(11.0)	64.8
Income taxes payable - parent	8.0	0.7	(5.3)
Other current liabilities	19.3	3.3	(26.8)
Net cash provided from (used in) operating activities	1,238.4	(358.7)	640.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,050.9)	(778.5)	(650.5)
Net cash used in investing activities	(1,050.9)	(778.5)	(650.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from OGE Energy	—	530.0	—
Proceeds from long-term debt	—	499.8	297.1
Payment of long-term debt	(0.1)	(0.1)	(0.1)
Dividends paid on common stock	—	(265.0)	(325.0)
Changes in advances with parent	(187.4)	372.5	38.1
Net cash (used in) provided from financing activities	(187.5)	1,137.2	10.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $4.0, $3.5 and $1.9, respectively)	$154.6	$148.9	$150.2
Income taxes (net of income tax refunds)	$(152.6)	$(3.2)	$(0.2)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$0.8	$2.4	$6.8

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS

December 31 (In millions)	2022	2021
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.9 and $2.4, respectively	$249.4	$162.0
Accrued unbilled revenues	74.2	65.0
Advances to parent	91.0	—
Fuel inventories	108.8	40.6
Materials and supplies, at average cost	180.5	117.9
Fuel clause under recoveries	514.9	151.9
Other	97.8	67.7
Total current assets	1,316.6	605.1
OTHER PROPERTY AND INVESTMENTS	4.4	3.9
PROPERTY, PLANT AND EQUIPMENT
In service	14,689.1	13,893.7
Construction work in progress	436.1	252.0
Total property, plant and equipment	15,125.2	14,145.7
Less: accumulated depreciation	4,584.5	4,318.9
Net property, plant and equipment	10,540.7	9,826.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	524.3	1,230.8
Other	24.5	21.4
Total deferred charges and other assets	548.8	1,252.2
TOTAL ASSETS	$12,410.5	$11,688.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS (Continued)

December 31 (In millions)	2022	2021
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$395.8	$240.6
Advances from parent	—	101.3
Customer deposits	88.8	81.1
Accrued taxes	46.5	50.8
Accrued interest	40.8	40.4
Accrued compensation	27.8	27.8
Long-term debt due within one year	500.0	—
Other	49.3	33.8
Total current liabilities	1,149.0	575.8
LONG-TERM DEBT	3,498.9	3,996.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	98.3	75.1
Deferred income taxes	1,271.1	1,000.4
Deferred investment tax credits	12.0	12.8
Regulatory liabilities	1,147.1	1,231.1
Other	188.9	193.5
Total deferred credits and other liabilities	2,717.4	2,512.9
Total liabilities	7,365.3	7,085.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,574.6	1,571.7
Retained earnings	3,470.6	3,031.1
Total stockholder's equity	5,045.2	4,602.8
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,410.5	$11,688.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2022	2021
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		1,473.7	1,470.8
Retained earnings		3,470.6	3,031.1
Total stockholder's equity		5,045.2	4,602.8

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
0.553%	Senior Notes, Series Due May 26, 2023	500.0	500.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.3	9.3

Other Bonds
0.11% - 3.98%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.11% - 3.95%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.11% - 3.98%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(21.9)	(23.7)
Unamortized discount		(8.9)	(9.5)
Total long-term debt		3,998.9	3,996.5
Less: long-term debt due within one year		(500.0)	—
Total long-term debt (excluding long-term debt due within one year)		3,498.9	3,996.5
Total capitalization (including long-term debt due within one year)		$9,044.1	$8,599.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	339.4	339.4
Dividends declared on common stock	—	—	—	(325.0)	(325.0)
Stock-based compensation	—	—	2.9	—	2.9
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	360.0	360.0
Dividends declared on common stock	—	—	—	(265.0)	(265.0)
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	2.2	—	2.2
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	439.5	439.5
Stock-based compensation	—	—	2.9	—	2.9
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2

The accompanying Combined Notes to Financial Statements are an integral part hereof.

COMBINED NOTES TO FINANCIAL STATEMENTS

Index of Combined Notes to Financial Statements

The Combined Notes to the Financial Statements are a combined presentation for OGE Energy and OG&E. The following table indicates the Registrant(s) to which each Note applies.

1.
Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company with investments in energy and energy services providers offering physical delivery and related services for electricity in Oklahoma and western Arkansas. Prior to September 30, 2022, OGE Energy also held investments in Enable and Energy Transfer, which offered natural gas, crude oil and NGL services. OGE Energy reports these activities through two business segments: (i) electric company and (ii) natural gas midstream operations. The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation. For periods prior to the December 2, 2021 closing of the Enable and Energy Transfer merger, OGE Energy accounted for its investment in Enable as an equity method investment and reported it within OGE Energy's natural gas midstream operations segment. For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in the Energy Transfer units it acquired in the merger as an investment in equity securities, as further discussed below. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units, becoming primarily an electric company.

Electric Company Operations. OGE Energy's electric company operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric company in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Natural Gas Midstream Operations. For the period of December 2, 2021 to September 30, 2022, OGE Energy's natural gas midstream operations segment included OGE Energy's investment in Energy Transfer's equity securities acquired in the Enable/Energy Transfer merger. For the year ended December 31, 2022, this segment also includes legacy Enable seconded employee pension and postretirement costs. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings. OGE Energy accounted for its investment in Energy Transfer as an investment in equity securities, as further discussed under "Investment in Equity Securities of Energy Transfer" below.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2022	2021
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$474.3	$140.4
Arkansas fuel clause under recoveries	40.6	11.5
Oklahoma Energy Efficiency Rider under recoveries (A)	7.7	11.7
Other (A)	4.7	19.0
Total current regulatory assets	$527.3	$182.6
Non-current:
Oklahoma deferred storm expenses	$206.3	$172.8
Benefit obligations regulatory asset	119.7	109.2
Arkansas Winter Storm Uri costs	78.2	88.9
Pension tracker	57.2	42.9
Sooner Dry Scrubbers	18.1	18.9
Arkansas deferred pension expenses	12.3	12.1
Unamortized loss on reacquired debt	8.0	8.9
COVID-19 impacts	7.7	8.2
Frontier Plant deferred expenses	5.2	6.7
Oklahoma Winter Storm Uri costs	—	747.9
Other	11.6	14.3
Total non-current regulatory assets	$524.3	$1,230.8
REGULATORY LIABILITIES
Current:
SPP cost tracker over recovery (B)	$3.0	$—
Other (B)	2.5	2.5
Total current regulatory liabilities	$5.5	$2.5
Non-current:
Income taxes refundable to customers, net	$894.7	$930.7
Accrued removal obligations, net	250.5	296.8
Other	1.9	3.6
Total non-current regulatory liabilities	$1,147.1	$1,231.1
(A)
Included in Other Current Assets in the balance sheets.
(B)
Included in Other Current Liabilities in the balance sheets.

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

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers to a regulatory asset any additional expenses incurred over $2.7 million. OG&E typically recovers the amounts deferred each year over a five to ten year period in accordance with historical practice.

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

The following table presents a summary of the components of the benefit obligations regulatory asset.

December 31 (In millions)	2022	2021
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$110.0	$89.6
Postretirement Benefit Plans:
Net loss	9.7	23.2
Prior service cost	—	(3.6)
Total	$119.7	$109.2

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. The OCC allowed OG&E to create a regulatory asset for the Oklahoma portion of all deferred costs, and the Oklahoma Winter Storm Uri regulatory asset was fully recovered in July 2022 through OG&E's receipt of securitization funds from the ODFA, as further discussed in Note 14. In 2021, the APSC allowed OG&E to create a regulatory asset for the Arkansas portion of all deferred costs and, as ordered in January 2023, to amortize the regulatory asset balance over 10 years using a weighted average cost of capital as a carrying charge, as further discussed in Note 14.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory asset in the table above. As discussed in Note 14, the OCC recently approved recovery of the over/under-recovery balance of the Pension tracker over 15 years, which is a change from the previous five-year recovery period.

As approved by the OCC, OG&E deferred the non-fuel incremental operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes for the Dry Scrubbers at Sooner Units 1 and 2 as a regulatory asset, and these costs are being recovered over 25 years.

Arkansas includes a certain level of pension expense in base rates. When the Pension Plan experiences a settlement, which represents an acceleration of future pension costs, OG&E defers to a regulatory asset the Arkansas jurisdictional portion of each settlement, which historically has been recovered from customers over the average life of the remaining plan participants. A portion of these settlements is being recovered in current rates, and recovery of additional amounts will be requested as additional settlements occur. For additional information related to settlements, see Note 11.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt. These amounts are recorded in interest expense and are being amortized over the term of the long-term debt which replaced the previous long-term debt. The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

In response to the COVID-19 pandemic, the OCC and APSC issued orders allowing OG&E to defer certain expenses related to its COVID-19 response, such as incremental expenses that were related to the suspension of or delay in disconnection of service and additional expenses associated with ensuring the continuity of electric utility service. As discussed in Note 14, the OCC approved recovery of these costs over five years in OG&E's most recent Oklahoma general rate review.

OG&E deferred to a regulatory asset the Oklahoma jurisdictional portion of costs, including non-fuel operation and maintenance expenses, depreciation, taxes other than income taxes and a return on capital, for its investment in the Frontier plant. The OCC approved recovery of these costs within base rates through the Oklahoma general rate review order received in September 2022.

OG&E recovers certain SPP costs related to base plan charges from its customers and refunds certain SPP revenues received to its customers in Oklahoma through the SPP cost tracker and in Arkansas through the transmission cost recovery rider.

Income taxes refundable to customers, net, primarily represents the reduction in accumulated deferred income taxes that resulted from the reduction in the federal income tax rate as part of the Tax Cuts and Jobs Act of 2017 as well as other state tax rate changes, partially offset by income taxes recoverable from customers primarily related to the equity component of the allowance for funds used during construction. These net liabilities will be returned to customers in varying amounts over approximately 80 years, and the assets will be amortized over the estimated remaining life of the assets to which they relate, as the temporary differences that generated the income tax benefits turn-around.

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

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the Registrants' financial statements. However, the Registrants believe they have taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Registrants that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable.

Cash and Cash Equivalents

For purposes of the financial statements, the Registrants consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $1.9 million and $2.4 million at December 31, 2022 and 2021, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas, oil and alternative fuel. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. The amount of fuel inventory was $108.8 million and $40.6 million at December 31, 2022 and 2021, respectively.

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

December 31, 2022 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$261.9	$119.4	$142.5
Redbud Plant (A)(B)	51%	$542.1	$225.2	$316.9
(A)
Construction work in progress was $0.7 million and $1.5 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $78.2 million.

December 31, 2021 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$258.5	$109.0	$149.5
Redbud Plant (A)(B)	51%	$538.2	$203.4	$334.8
(A)
Construction work in progress was $0.2 million and $0.2 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $72.8 million.

The following tables present the Registrants' major classes of property, plant and equipment and related accumulated depreciation.

December 31, 2022 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$5,781.3	$1,527.1	$4,254.2
Electric generation assets (A)	5,188.1	1,982.7	3,205.4
Transmission assets (B)	3,180.5	667.9	2,512.6
Intangible plant	384.0	193.6	190.4
Other property and equipment	591.3	213.2	378.1
OG&E property, plant and equipment	15,125.2	4,584.5	10,540.7
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$15,131.3	$4,584.5	$10,546.8
(A)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $78.3 million.
(B)
This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $1.0 million.

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

OG&E's unamortized computer software costs, included in intangible plant above, were $143.2 million and $103.7 million at December 31, 2022 and 2021, respectively. OG&E's amortization expense for computer software costs was $23.5 million, $18.1 million and $14.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.7 percent and 2.6 percent of the average depreciable utility plant for 2022 and 2021, respectively, is calculated using the straight-line method over the estimated service life of the utility assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2023, the provision for depreciation is projected to be 2.7 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2022, 43.1 percent will be amortized over 6.7 years, 56.3 percent will be amortized over 13.8 years and the remaining 0.6 percent will be amortized over 22.4 years.

Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired assets. Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27- year life, and $3.3 million for certain transmission substation facilities in OG&E's service territory, which is being amortized over a 37 to 59-year period.

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

The following table presents changes to OG&E's asset retirement obligations during the years ended December 31, 2022 and 2021.

(In millions)	2022	2021
Balance at January 1	$80.2	$79.6
Accretion expense	0.6	0.6
Liabilities settled	(2.5)	—
Balance at December 31	$78.3	$80.2

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $24.2 million and $25.8 million in accrued environmental liabilities at December 31, 2022 and 2021, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the statements of income and as an increase to Construction Work in Progress in the balance sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 4.8 percent, 7.4 percent and 7.3 percent for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Income Taxes

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated tax return of OGE Energy. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric company property have been deferred and will be amortized to income over the life of the related property. The Registrants use the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Registrants recognize interest related to unrecognized tax benefits in Interest Expense and recognize penalties in Other Expense in the statements of income. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Registrants believe they will not be realized.

Accrued Vacation

The Registrants accrue vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned but not taken.

Related Party Transactions

OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

OGE Energy charged operating costs to OG&E of $135.5 million, $139.3 million and $140.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, no dividends were declared from OG&E to OGE Energy. In 2021 and 2020, OG&E declared dividends to OGE Energy of $265.0 million and $325.0 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during 2022 and 2021. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Prior Service Cost (Credit)	Other Comprehensive Gain (Loss) from Unconsolidated Affiliates	Total
Balance at December 31, 2020	$(33.9)	$(0.2)	$1.7	$1.6	$(1.3)	$(32.1)
Other comprehensive income (loss) before reclassifications	1.4	(1.1)	(0.7)	—	1.3	0.9
Amounts reclassified from accumulated other comprehensive income (loss)	1.6	0.1	0.1	(1.4)	—	0.4
Settlement cost	6.0	—	—	—	—	6.0
Net current period other comprehensive income (loss)	9.0	(1.0)	(0.6)	(1.4)	1.3	7.3
Balance at December 31, 2021	(24.9)	(1.2)	1.1	0.2	—	(24.8)
Other comprehensive income (loss) before reclassifications	(7.6)	—	5.5	—	—	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	0.2	—	(0.2)	—	1.4
Settlement cost	13.6	—	—	—	—	13.6
Net current period other comprehensive income (loss)	7.4	0.2	5.5	(0.2)	—	12.9
Balance at December 31, 2022	$(17.5)	$(1.0)	$6.6	$—	$—	$(11.9)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the years ended December 31, 2022 and 2021.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Year Ended December 31,
(In millions)	2022	2021
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(1.6)	$(2.5)	(A)
Prior service cost	(0.3)	(0.1)	(A)
Settlement cost	(17.9)	(8.7)	(A)
	(19.8)	(11.3)	Income Before Taxes
	(4.6)	(3.6)	Income Tax Expense
	$(15.2)	$(7.7)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$0.3	$1.8	(A)
Actuarial losses	—	(0.1)	(A)
	0.3	1.7	Income Before Taxes
	0.1	0.4	Income Tax Expense
	$0.2	$1.3	Net Income

Total reclassifications for the period, net of tax	$(15.0)	$(6.4)	Net Income
(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Investment in Unconsolidated Affiliates and Related Party Transactions (Enable)

On December 2, 2021, Energy Transfer completed its acquisition of Enable, and all of the 110,982,805 common units of Enable owned by OGE Energy were exchanged for 95,389,721 common units of Energy Transfer. As part of the transaction, Energy Transfer also acquired the general partner interests of Enable from OGE Energy and CenterPoint for cash consideration. OGE Energy accounted for its investment in Enable as an equity method investment until the merger with Energy Transfer closed on December 2, 2021. As a result of the transaction, OGE Energy recorded a pre-tax gain of $344.4 million, which contemplates the December 2, 2021 fair value of the Energy Transfer securities, the December 2, 2021 balance of OGE Energy's equity method investment in Enable, the $35.0 million cash payment received as part of the transaction ($5.0 million from Energy Transfer and $30.0 million from CenterPoint), the accumulated other comprehensive loss impact of OGE Energy's share of Enable's interest rate derivative losses and OGE Energy's transaction costs of $8.6 million. Further discussion of the transaction can be found in OGE Energy's 2021 Form 10-K.

Under the equity method, the investment was adjusted each period for contributions made, distributions received and OGE Energy's share of the investee's comprehensive income as adjusted for basis differences.

OGE Energy considered distributions received from Enable which did not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and were classified as operating activities in the statements of cash flows. OGE Energy considered distributions received from Enable in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and were classified as investing activities in the statements of cash flows.

In this Form 10-K, Enable activity is included for the relevant portion of OGE Energy's 2021 information presented through December 2, 2021. The below information is provided for prior year context.

The following tables present summarized unaudited financial information for 100 percent of Enable as of December 2, 2021 and for the period of January 1, 2021 through December 2, 2021 and the year ended December 31, 2020.

Balance Sheet	December 2, 2021
(In millions)
Current assets	$594
Non-current assets	$11,227
Current liabilities	$1,254
Non-current liabilities	$3,281

	Period of
Income Statement	January 1, 2021 through December 2, 2021	Year Ended December 31, 2020
(In millions)
Total revenues	$3,466	$2,463
Cost of natural gas and NGLs (excluding depreciation and amortization)	$1,959	$965
Operating income	$634	$465
Net income	$461	$52

The following table presents a reconciliation of OGE Energy's equity in earnings (losses) of unconsolidated affiliates for the period of January 1, 2021 through December 2, 2021 and the year ended December 31, 2020.

	Period of
(In millions)	January 1, 2021 through December 2, 2021	Year Ended December 31, 2020
Enable net income	$461.0	$52.0
Differences due to timing of OGE Energy and Enable accounting close	9.0	—
Enable net income used to calculate OGE Energy's equity in earnings	$470.0	$52.0
OGE Energy's percent ownership at period end	25.5%	25.5%
OGE Energy's portion of Enable net income	$119.8	$13.2
Amortization of basis difference and dilution recognition (A)	50.0	98.8
Impairment of OGE Energy's equity method investment in Enable (B)	—	(780.0)
Equity in earnings (losses) of unconsolidated affiliates (C)	$169.8	$(668.0)
(A)
Includes loss on dilution, net of proportional basis difference recognition.
(B)
During the year ended December 31, 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable as, effective March 31, 2020, OGE estimated the fair value of its investment in Enable was below the book value and concluded the decline in value was not temporary.

(C)
For the year ended December 31, 2020, Enable recorded a $225.0 million impairment on an equity method investment, which ran through OGE Energy's portion of Enable net income and was offset by basis differences that flow through the amortization of basis difference and dilution recognition line item above.

Distributions received from Enable were $73.4 million and $91.7 million during the years ended December 31, 2021 and 2020, respectively.

Related Party Transactions - OGE Energy and Enable

Prior to December 2, 2021, OGE Energy charged operating costs to Enable based on several factors, and operating costs directly related to Enable were assigned as such.

Further, OGE Energy and Enable were parties to several agreements whereby OGE Energy provided specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.3 million and $0.4 million for the period of January 1, 2021 through December 2, 2021 and the year ended December 31, 2020, respectively.

OGE Energy also provided retirement benefits and retiree health care benefits to employees previously seconded to Enable. OGE Energy billed Enable for reimbursement of $12.2 million and $17.3 million in 2021 and 2020, respectively, under the former seconding agreement for employment costs. As of a result of the merger between Enable and Energy Transfer, the seconding agreement was terminated, and those employees are no longer employed by OGE Energy. If lump sum payments were made to those employees previously seconded to Enable, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $5.1 million. Settlement and curtailment charges associated with the employees previously seconded to Enable are not reimbursable to OGE Energy.

OGE Energy had accounts receivable from Enable for amounts billed for support services, including the cost of seconded employees, of $0.3 million as of December 31, 2021, which is included in Accounts Receivable in OGE Energy's balance sheets.

Related Party Transactions - OG&E and Enable

Enable provided gas transportation services to OG&E pursuant to agreements that granted Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. Upon the closing of the merger between Enable and Energy Transfer, these contracts were assumed by Energy Transfer. The following table presents summarized related party transactions between OG&E and Enable during the period of January 1, 2021 through December 2, 2021 and the year ended December 31, 2020.

	Period of
(In millions)	January 1, 2021 through December 2, 2021	Year Ended December 31, 2020
Operating revenues:
Electricity to power electric compression assets	$13.3	$15.1
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$32.7	$32.8
Natural gas purchases (sales)	$(33.5)	$2.7

Investment in Equity Securities of Energy Transfer

For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." As of the end of September 2022, OGE Energy had sold all of its 95.4 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $1,067.2 million. Prior to exiting its Energy Transfer investment, OGE Energy presented the Energy Transfer equity securities at fair value in its balance sheet. OGE Energy presents realized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its statement of income, as appropriate. During the year ended December 31, 2022, OGE Energy recognized a gain of $282.1 million related to its investment in Energy Transfer's equity securities. Due to OGE Energy's sale of all Energy Transfer limited partner units, at December 31, 2022, there is no unrecognized gain or loss related to the investment. For the period between December 2, 2021 and December 31, 2021, OGE Energy had an unrealized loss of $8.6 million related to its investment in Energy Transfer's equity securities. During the year ended December 31, 2022, OGE Energy received distributions of $34.0 million from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 consolidated income statement.

2.
Accounting Pronouncements

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

In September 2022, the Financial Accounting Standards Board issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." The amendments in this update require that a buyer in a supplier finance program disclose in each annual reporting period: (i) the key terms of the program, including a description of the payment terms and assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider and (2) the amount outstanding that remains unpaid by the buyer as of year-end, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the annual period. The standard is effective January 1, 2023, except for the amendment on rollforward information, which is effective January 1, 2024. Early adoption is permitted. The Registrants are currently evaluating the impact of adopting this standard on their financial statements.

The Registrants believe that other recently adopted and recently issued accounting standards that are not yet effective do not appear to have a material impact on the Registrants' financial position, results of operations or cash flows upon adoption.

3.
Revenue Recognition

The following table presents OG&E's revenues from contracts with customers disaggregated by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Company) Results of Operations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
(In millions)	2022	2021	2020
Residential	$1,272.6	$1,309.1	$842.7
Commercial	803.5	749.2	465.6
Industrial	317.2	323.0	192.6
Oilfield	304.2	312.8	169.2
Public authorities and street light	291.6	284.4	172.3
System sales revenues	2,989.1	2,978.5	1,842.4
Provision for rate refund	(1.2)	—	3.8
Integrated market	163.8	468.9	49.6
Transmission	131.7	140.2	143.3
Other	20.8	1.1	30.7
Revenues from contracts with customers	$3,304.2	$3,588.7	$2,069.8

4.
Leases

Based on their evaluation of all contracts under ASC 842, as described in Note 1, the Registrants concluded they have operating lease obligations as described below.

OG&E Railcar Lease Agreement

OG&E holds a railcar lease agreement for 780 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recoverable through OG&E's fuel adjustment clauses. On February 1, 2024, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

Effective October 1, 2022, OG&E entered into an additional railcar lease agreement for 135 rotary gondola railcars to transport coal with a term of October 1, 2022 to December 31, 2025.

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

	OGE Energy			OG&E
	Year Ended December 31,			Year Ended December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Operating lease cost	$5.9	$6.3	$6.4	$5.9	$5.7	$5.5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.3	$6.3	$6.4	$5.3	$5.7	$5.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.5	$—	$1.4	$1.5	$—	$1.4

	OGE Energy		OG&E
(Dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Right-of-use assets at period end (A)	$30.2	$33.0	$30.2	$33.0
Operating lease liabilities at period end (B)	$34.8	$37.6	$34.8	$37.6
Operating lease weighted-average remaining lease term (in years)	11.6	12.2	11.6	12.2
Operating lease weighted-average discount rate	4.0%	3.9%	4.0%	3.9%
(A)
Included in Property, Plant and Equipment in the Registrants' balance sheets.
(B)
Included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents a maturity analysis of the Registrants' operating lease liabilities.

Future minimum operating lease payments as of December 31:	OGE Energy	OG&E
(In millions)
2023	$5.7	$5.7
2024	3.7	3.7
2025	3.5	3.5
2026	3.0	3.0
2027	3.0	3.0
Thereafter	25.7	25.7
Total future minimum lease payments	44.6	44.6
Less: Imputed interest	9.8	9.8
Present value of net minimum lease payments	$34.8	$34.8

5.
Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2022 and 2021. The following table presents OGE Energy's previous financial instrument measured at fair value on a recurring basis and the carrying amount and fair value of the Registrants' financial instruments at December 31, 2022 and 2021, as well as the classification level within the fair value hierarchy. As of the end of September 2022, OGE Energy had sold all of the Energy Transfer limited partner units it received as a result of the merger transaction between Enable and Energy Transfer in December 2021.

	2022		2021
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Financial instrument measured at fair value on a recurring basis:
OGE Energy investment in Energy Transfer's equity securities	$—	$—	$785.1	$785.1	Level 1
Financial instruments for which fair value is only disclosed:
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$499.9	$491.2	$499.9	$497.8	Level 2
OGE Energy Term Loan	$49.8	$50.0	$—	$—	Level 2
OG&E Senior Notes	$3,854.2	$3,477.1	$3,851.8	$4,460.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.3	$7.3	$9.3	$10.0	Level 3

6.
Stock-Based Compensation

In 2022, OGE Energy adopted, and its shareholders approved, the 2022 Stock Incentive Plan. The 2022 Stock Incentive Plan replaced the 2013 Stock Incentive Plan, and no further awards will be granted under the 2013 Stock Incentive Plan. Under the 2022 Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries, including OG&E. OGE Energy has authorized the issuance of up to 8,417,755 shares under the 2022 Stock Incentive Plan.

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the years ended December 31, 2022, 2021 and 2020 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2022	2021	2020	2022	2021	2020
Performance units:
Total shareholder return	$7.2	$7.5	$7.9	$2.2	$1.8	$2.3
Earnings per share (A)	—	—	1.0	—	—	0.3
Total performance units	7.2	7.5	8.9	2.2	1.8	2.6
Restricted stock units	2.5	2.3	0.9	0.7	0.4	0.4
Total compensation expense	$9.7	$9.8	$9.8	$2.9	$2.2	$3.0
Income tax benefit	$2.3	$2.5	$2.5	$0.7	$0.6	$0.8
(A)
In 2019, the Compensation Committee of OGE Energy's Board of Directors voted to grant restricted stock units in lieu of performance units based on earnings per share. The final grants of performance units based on earnings per share vested as of December 31, 2020 and were paid out in March 2021.

During the year ended December 31, 2020, OGE Energy purchased 405,000 shares of its common stock, and 247,252 of these shares were used during 2020 to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's 2013 Stock Incentive Plan. During the year ended December 31, 2020, there was also an immaterial number of shares of new common stock issued pursuant to OGE Energy's 2013 Stock Incentive Plan to satisfy restricted stock unit grants to employees.

During the year ended December 31, 2021, 154,523 shares of treasury stock were used to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees pursuant to OGE Energy's 2013 Stock Incentive Plan.

During the year ended December 31, 2022, OGE Energy issued 27,278 shares of new common stock pursuant to OGE Energy's 2013 Stock Incentive Plan and issued an immaterial amount of treasury stock to satisfy payouts of restricted stock unit grants to the Registrants' employees.

Performance Units

Under the 2013 Stock Incentive Plan, OGE Energy has issued performance units which represent the value of one share of OGE Energy's common stock. The performance units provide for accelerated vesting if there is a change in control (as defined in the 2013 Stock Incentive Plan). Each performance unit is subject to forfeiture if the recipient terminates employment with OGE Energy or a subsidiary prior to the end of the primarily three-year award cycle for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle. The Registrants estimate expected forfeitures in accounting for performance unit compensation expense.

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

	OGE Energy			OG&E
	2022	2021	2020	2022	2021	2020
Number of units granted	216,437	249,909	201,552	60,923	68,720	67,975
Fair value of units granted	$41.10	$38.14	$38.03	$41.10	$38.14	$38.03
Expected dividend yield	4.8%	4.7%	3.5%	4.8%	4.7%	3.5%
Expected price volatility	29.0%	29.0%	15.0%	29.0%	29.0%	15.0%
Risk-free interest rate	1.71%	0.22%	1.17%	1.71%	0.22%	1.17%
Expected life of units (in years)	2.85	2.84	2.85	2.85	2.85	2.85

Restricted Stock Units

Under the 2013 Stock Incentive Plan, OGE Energy has issued restricted stock units to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock units vest primarily in a three-year award cycle (i.e., three-year cliff vesting period). Prior to vesting, each restricted stock unit is subject to forfeiture if the recipient ceases to render substantial services to OGE Energy or a subsidiary. These restricted stock units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

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

	OGE Energy			OG&E
	2022	2021	2020	2022	2021	2020
Restricted stock units granted	116,539	89,197	67,193	32,804	22,911	22,665
Fair value of restricted stock units granted	$35.72	$31.11	$43.69	$35.72	$30.91	$43.69

Performance Units and Restricted Stock Units Activity

The following tables present a summary of the activity for the Registrants' performance units and restricted stock units for the year ended December 31, 2022. The table designated as "OGE Energy" below includes the OG&E standalone activity, as OGE Energy represents consolidated results.

OGE Energy	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/21	581,252			133,671
Granted	216,437	(A)		116,539
Converted	(172,748)	(B)	$—	N/A
Vested	N/A			(47,995)	$1.9
Forfeited	(16,566)			(12,732)
Units/shares outstanding at 12/31/22	608,375		$34.1	189,483	$7.5
Units/shares fully vested at 12/31/22	161,690	(C)	$3.7	N/A	N/A

OG&E	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Units/shares outstanding at 12/31/21	161,310			35,613
Granted	60,923	(A)		32,804
Converted	(48,195)	(B)	$—	N/A
Vested	N/A			(11,807)		$0.5
Forfeited	(4,217)			(4,342)
Employee migration	802	(D)		491	(D)
Units/shares outstanding at 12/31/22	170,623		$9.6	52,759		$2.1
Units/shares fully vested at 12/31/22	44,550	(C)	$1.0	N/A		N/A
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)
These amounts represent performance units that were canceled at December 31, 2021 due to the performance metric threshold not being met.
(C)
These amounts represent performance units that vested at December 31, 2022. Actual expected amounts to be paid out in 2023 will differ based on the percentage at which the performance metric was met and are dependent upon Compensation Committee approval.
(D)
Due to certain employees transferring between OG&E and OGE Energy.

The following tables present a summary of the activity for the Registrants' non-vested performance units and restricted stock units for the year ended December 31, 2022. The table designated as "OGE Energy" below includes the OG&E standalone activity, as OGE Energy represents consolidated results.

OGE Energy	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/21	408,504		$38.05	133,671	$35.64
Granted	216,437	(A)	$41.10	116,539	$35.72
Vested	(161,690)		$38.04	(47,995)	$39.63
Forfeited	(16,566)		$39.45	(12,732)	$35.95
Units/shares non-vested at 12/31/22	446,685		$39.53	189,483	$33.75

OG&E	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/21	113,115		$38.10	35,613		$35.52
Granted	60,923	(A)	$41.10	32,804		$35.72
Vested	(44,550)		$38.03	(11,807)		$39.71
Forfeited	(4,217)		$39.96	(4,342)		$35.93
Employee migration	802	(B)	$42.18	491	(B)	$34.83
Units/shares non-vested at 12/31/22	126,073		$39.53	52,759		$33.78
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)
Due to certain employees transferring between OG&E and OGE Energy.

Fair Value of Vested Performance Units and Restricted Stock Units

The following table presents a summary of the Registrants' fair value for vested performance units and restricted stock units.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2022	2021	2020	2022	2021	2020
Performance units:
Total shareholder return	$6.2	$8.1	$8.7	$1.7	$2.3	$2.8
Earnings per share	$—	$—	$2.5	$—	$—	$0.8
Restricted stock units	$2.1	$2.2	$0.1	$0.5	$0.5	$0.1

Unrecognized Compensation Cost

The following table presents a summary of the Registrants' unrecognized compensation cost for non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized.

	OGE Energy		OG&E
December 31, 2022	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units	$7.7	1.66	$2.2	1.65
Restricted stock units	3.5	1.76	0.7	1.77
Total unrecognized compensation cost	$11.2		$2.9

7.
Income Taxes

Income Tax Expense (Benefit)

The following table presents the components of income tax expense (benefit).

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2022	2021	2020	2022	2021	2020
Provision (benefit) for current income taxes:
Federal	$250.8	$16.4	$8.4	$(141.2)	$(9.0)	$(3.8)
State	28.8	1.7	0.5	(0.9)	9.0	(0.6)
Total provision (benefit) for current income taxes	279.6	18.1	8.9	(142.1)	—	(4.4)
Provision (benefit) for deferred income taxes, net:
Federal	(110.8)	133.1	(105.2)	219.9	58.3	45.7
State	(45.2)	(10.0)	(31.1)	(1.4)	(16.5)	(6.6)
Total provision (benefit) for deferred income taxes, net	(156.0)	123.1	(136.3)	218.5	41.8	39.1
Total income tax expense (benefit)	$123.6	$141.2	$(127.4)	$76.4	$41.8	$34.7

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2018. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric company property have been deferred and will be amortized to income over the life of the related property. Additionally, OG&E earned federal tax credits associated with production from its wind facilities through January 2022. Oklahoma production and investment state tax credits are also earned on investments in electric and solar generating facilities which further reduce OG&E's effective tax rate.

The following table presents a reconciliation of the statutory tax rates to the effective income tax rate.

	OGE Energy			OG&E
Year Ended December 31	2022	2021	2020	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(1.0)	0.9	(1.4)	(0.4)	(1.4)	(1.6)
Stock-based compensation	—	0.1	(0.3)	—	—	—
Executive compensation limitation	0.1	0.1	0.2	—	—	—
Amortization of net unfunded deferred taxes	(3.2)	(2.1)	(4.4)	(5.0)	(4.6)	(4.8)
Federal renewable energy credit (A)	—	(2.0)	(5.0)	—	(4.4)	(5.4)
Remeasurement of state deferred taxes due to Energy Transfer merger (B)	—	(1.1)	—	—	—	—
Remeasurement of state deferred tax liabilities	(0.6)	(0.6)	0.9	—	—	—
401(k) dividends	(0.2)	(0.2)	(0.4)	—	—	—
Impairment of OGE Energy's investment in Enable (C)	—	—	31.6	—	—	—
Other	(0.4)	—	0.1	(0.8)	(0.2)	0.1
Effective income tax rate	15.7%	16.1%	42.3%	14.8%	10.4%	9.3%
(A)
Represents credits primarily associated with the production from OG&E's wind farms.
(B)
In connection with the Enable and Energy Transfer merger, the state income tax rates were expected to decrease, as Energy Transfer operates in significantly more states with generally lower tax rates than the historic Enable operating area.
(C)
As discussed in Note 1, OGE Energy recorded a $780.0 million impairment on its investment in Enable in March 2020, which resulted in a tax benefit being recorded that caused a significant variance to the effective tax rate. This variance has been presented in the table as a single line item in order to facilitate comparability of other components of the effective tax rate.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The following table presents the components of Deferred Income Taxes at December 31, 2022 and 2021.

	OGE Energy		OG&E
December 31 (In millions)	2022	2021	2022	2021
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,714.5	$1,677.3	$1,714.5	$1,677.3
Investment in Energy Transfer's equity securities	—	363.5	—	—
Regulatory assets	54.8	52.1	54.7	52.1
Pension Plan	18.0	10.7	35.4	32.0
Other	(5.1)	7.4	(5.8)	(4.7)
Derivative instruments	2.4	2.2	—	—
Bond redemption-unamortized costs	1.6	1.8	1.6	1.8
Income taxes recoverable from customers, net	(216.7)	(225.8)	(216.7)	(225.8)
State tax credits	(221.2)	(221.2)	(208.5)	(205.9)
Federal tax credits	—	(208.4)	—	(209.8)
Regulatory liabilities	(60.8)	(72.0)	(60.8)	(72.0)
Asset retirement obligations	(18.8)	(19.4)	(18.8)	(19.4)
Postretirement medical and life insurance benefits	(19.2)	(19.2)	(12.7)	(13.0)
Accrued liabilities	(11.2)	(9.5)	(7.3)	(7.3)
Deferred federal investment tax credits	(2.9)	(3.1)	(2.9)	(3.1)
Net operating losses	—	(1.0)	—	—
Accrued vacation	(1.4)	(1.5)	(1.1)	(1.2)
Uncollectible accounts	(0.5)	(0.6)	(0.5)	(0.6)
Total deferred income tax liabilities, net	$1,233.5	$1,333.3	$1,271.1	$1,000.4

As of December 31, 2022, the Registrants have classified $16.4 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

The following table presents a reconciliation of the Registrants' total gross unrecognized tax benefits as of the years ended December 31, 2022, 2021 and 2020.

(In millions)	2022	2021	2020
Balance at January 1	$22.4	$21.9	$20.7
Tax positions related to current year:
Additions	—	1.7	1.2
Reductions	(1.7)	(1.2)	—
Balance at December 31	$20.7	$22.4	$21.9

As of December 31, 2022, 2021 and 2020, there were $16.4 million, $18.1 million and $17.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, the Registrants classify income tax-related interest and penalties as interest expense and other expense, respectively. During the years ended December 31, 2022, 2021 and 2020, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

The Registrants recognize tax benefits from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized on settlement. In 2022, the reserve for certain federal research and development credits of $1.7 million, which was recorded in 2021, was reversed.

The Registrants sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. Federal and state net operating losses generated during those years have been fully utilized, and the related various tax credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, the Registrants anticipate future taxable income will be sufficient to utilize all credits before they begin to expire after 2022. The following table presents a summary of these carry forwards.

	OGE Energy		OG&E
(In millions)	Carry Forward Amount	Deferred Tax Asset	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State tax credits:
Oklahoma investment tax credits	$242.8	$191.8	$226.7	$179.1	N/A
Oklahoma capital investment board credits	$12.8	$12.8	$12.8	$12.8	N/A
Oklahoma zero emission tax credits	$22.6	$16.6	$22.6	$16.6	2023

N/A - not applicable

In connection with its investment in Energy Transfer during 2022, OGE Energy anticipates operating losses in various state jurisdictions. As discussed in Note 1, OGE Energy has fully disposed of its investment in Energy Transfer, and it does not expect future taxable income in these states. Therefore, as of December 31, 2022, OGE Energy has recorded a valuation allowance of $2.7 million, which eliminated the related deferred tax asset balance. OGE Energy did not record any valuation allowances as of December 31, 2021.

8.
Common Equity

OGE Energy

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2022. Under the terms of the Automatic Dividend Reinvestment and Stock Purchase Plan, OGE Energy may, from time to time, issue new shares to satisfy purchases under the plan or have shares purchased on the open market. At December 31, 2022, there were 3,932,647 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions except per share data)	2022	2021	2020
Net income (loss)	$665.7	$737.3	$(173.7)
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.1	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.2	—
Diluted average common shares outstanding	200.8	200.3	200.1
Basic earnings (loss) per average common share	$3.33	$3.68	$(0.87)
Diluted earnings (loss) per average common share	$3.32	$3.68	$(0.87)
Anti-dilutive shares excluded from earnings per share calculation	—	—	0.3

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

On December 19, 2022, OGE Energy entered into an amendment to its revolving credit facility that increased the permitted leverage ratio (percentage of debt to total capitalization) for OGE Energy from an amount not to exceed 65 percent to an amount not to exceed 70 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $816.9 million of OGE Energy's retained earnings from being paid out in dividends. Accordingly, approximately $2.5 billion of OGE Energy's retained earnings as of December 31, 2022 are unrestricted for the payment of dividends.

OG&E

There were no new shares of OG&E common stock issued in 2022, 2021 or 2020.

Dividend Restrictions

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $579.3 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $2.9 billion of OG&E's retained earnings as of December 31, 2022 are unrestricted for the payment of dividends.

9.
Long-Term Debt

A summary of the Registrants' long-term debt is included in the statements of capitalization. At December 31, 2022, the Registrants were in compliance with all of their debt agreements.

Maturities of OGE Energy's consolidated long-term debt during the next five years consist of $1.0 billion in 2023, $129.4 million in 2025 and $181.0 million in 2027. Maturities of OG&E's long-term debt during the next five years consist of $500.0 million in 2023, $79.4 million in 2025 and $181.0 million in 2027. All other long-term debt of the Registrants matures after 2027.

The Registrants have previously incurred costs related to debt refinancing. Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset in the balance sheets. Unamortized debt expense and unamortized premium and discount on long-term debt are classified as Long-Term Debt in the balance sheets and are being amortized over the life of the respective debt.

In May 2022, OGE Energy entered into a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan, and borrowed the full $50.0 million term loan, in order to preserve general financial flexibility within the company. Advances under this agreement were used to refinance existing indebtedness and for working capital and general corporate purposes of OGE Energy. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $135.0 million and includes a maximum leverage ratio of 0.65 to 1.0. The other covenants under this credit agreement are substantially the same as OGE Energy's existing $550.0 million revolving credit agreement. The credit agreement is scheduled to terminate on May 24, 2025. At December 31, 2022, the weighted-average interest rate for the amount drawn on the term loan under this credit agreement was 3.48 percent during the year.

In January 2023, OG&E issued $450.0 million of 5.40% Senior Notes due January 15, 2033. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million 0.553% Senior Notes, Series due May 26, 2023 and the funding of its capital investment program and working capital needs.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
0.11%	—	3.98%	Garfield Industrial Authority, January 1, 2025	$47.0
0.11%	—	3.95%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	—	3.98%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

10.
Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. As of December 31, 2022, OGE Energy had no short-term debt as compared to $486.9 million of short-term debt at December 31, 2021.

The following table presents information regarding the Registrants' revolving credit agreements at December 31, 2022.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$—	—	(F)	December 17, 2027 (G)
OGE Energy (C)	50.0	—	—	(F)	May 24, 2025
OG&E (D)(E)	550.0	0.4	1.15%	(F)	December 17, 2027 (G)
Total	$1,150.0	$0.4	1.15%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2022.
(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)
See Note 9 for further information about this revolving credit facility.
(D)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2027. At December 31, 2022, there were $84.1 million in intercompany borrowings under this agreement.

(F)
Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(G)
In December 2021, the Registrants entered into unsecured five-year revolving credit agreements totaling $1.1 billion. Each of the revolving credit facilities contained an option, which could be exercised up to two times, to extend the term of the respective facility for an additional year. In December 2022, the Registrants each entered into an amendment to their credit facility that extends the term of each credit facility for one year, until December 2027. Further, each credit facility amendment gives each of the Registrants the option of extending such commitments for up to two additional one-year periods.

In December 2022, the Registrants each entered into an amendment to their revolving credit facilities that replaced the LIBOR rate with the SOFR rate. The amendment to OGE Energy's credit facility also increased OGE Energy's maximum debt to capitalization ratio from 65 percent to 70 percent. OG&E's credit facility has a financial covenant requiring that OG&E maintains a maximum debt to capitalization ratio of 65 percent, as defined in such facility. The Registrants' facilities each also contain covenants which restrict the respective borrower and certain of its subsidiaries in respect of, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of liens and transactions with affiliates. The Registrants' facilities are each subject to acceleration upon the occurrence of any default, including, among others, payment defaults on such facilities, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100.0 million or more in the aggregate, change of control (as defined in each such facility), nonpayment of uninsured judgments in excess of $100.0 million and the occurrence of certain Employee Retirement Income Security Act and bankruptcy events, subject where applicable to specified cure periods.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

11.
Retirement Plans and Postretirement Benefit Plans

OGE Energy sponsors defined benefit pension plans, 401(k) savings plans and other postretirement plans covering certain employees of the Registrants.

Pension Plan and Restoration of Retirement Income Plan

OGE Energy periodically makes contributions to the Pension Plan considering information such as net periodic pension expense and funded status from OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy did not make a contribution to its Pension Plan in 2022 and made a $40.0 million contribution to its Pension Plan in 2021, of which $30.0 million was attributed to OG&E in 2021. OGE Energy does not expect it will need to make any contributions to the Pension Plan in 2023. Any contribution to the Pension Plan during 2023 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2022, 2021 and 2020, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost table below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

Obligations and Funded Status

The details of the funded status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the balance sheets for 2022 and 2021 are included in the following tables. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods. The benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

OGE Energy's seconded employee contract with Enable was terminated on December 2, 2021. OGE Energy retains the obligations to the balances and accrued benefits of these former employees as of the termination of the contract.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Beginning obligations	$502.9	$654.6	$5.9	$7.8	$363.2	$484.1	$0.5	$3.0
Service cost	7.6	11.2	1.1	0.8	6.2	7.7	—	—
Interest cost	15.7	13.3	0.2	0.1	12.1	9.7	—	—
Plan settlements	(95.8)	(158.6)	(1.5)	(4.6)	(38.8)	(120.4)	—	(2.9)
Plan amendments	—	—	—	1.4	—	—	—	—
Plan curtailments	—	—	—	(0.1)	—	—	—	—
Actuarial (gains) losses	(56.9)	(3.5)	0.1	0.5	(41.3)	(6.0)	—	0.4
Benefits paid	(15.0)	(14.1)	—	—	(12.9)	(11.9)	—	—
Ending obligations	$358.5	$502.9	$5.8	$5.9	$288.5	$363.2	$0.5	$0.5

Change in plans' assets
Beginning fair value	$486.0	$570.3	$—	$—	$353.0	$420.3	$—	$—
Actual return on plans' assets	(82.2)	48.4	—	—	(62.4)	35.0	—	—
Employer contributions	—	40.0	0.2	4.6	—	30.0	—	2.9
Plan settlements	(95.8)	(158.6)	(0.2)	(4.6)	(38.8)	(120.4)	—	(2.9)
Benefits paid	(15.0)	(14.1)	—	—	(12.9)	(11.9)	—	—
Ending fair value	$293.0	$486.0	$—	$—	$238.9	$353.0	$—	$—
Funded status at end of year	$(65.5)	$(16.9)	$(5.8)	$(5.9)	$(49.6)	$(10.2)	$(0.5)	$(0.5)
Accumulated postretirement benefit obligation	$342.7	$475.2	$4.8	$5.4	$275.2	$341.0	$0.4	$0.4

For the year ended December 31, 2022, Pension Plan actuarial gains were primarily due to significantly higher discount rates, partially offset by demographic experience and a larger than expected amount of early 2023 lump sum payouts. For the year ended December 31, 2021, Pension Plan actuarial gains were primarily due to favorable demographic experience and a higher discount rate. These gains were partially offset by a difference in lump sum interest rates and the long-term assumption for Enable seconded employee terminations and more retirements and terminations than expected with lump sum payouts.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
December 31 (In millions)	2022	2021	2022	2021
Change in benefit obligation
Beginning obligations	$137.3	$144.5	$102.4	$109.5
Service cost	0.2	0.2	0.1	0.1
Interest cost	3.5	3.4	2.7	2.6
Plan curtailments	—	1.9	—	—
Participants' contributions	3.5	3.5	2.4	2.6
Actuarial (gains) losses	(29.1)	(3.7)	(21.0)	(2.5)
Benefits paid	(13.5)	(12.5)	(10.2)	(9.9)
Ending obligations	$101.9	$137.3	$76.4	$102.4

Change in plans' assets
Beginning fair value	$44.3	$47.6	$39.9	$42.7
Actual return on plans' assets	(8.2)	(0.5)	(7.4)	(0.5)
Employer contributions	6.7	6.2	5.1	5.0
Participants' contributions	3.5	3.5	2.4	2.6
Benefits paid	(13.5)	(12.5)	(10.2)	(9.9)
Ending fair value	$32.8	$44.3	$29.8	$39.9
Funded status at end of year	$(69.1)	$(93.0)	$(46.6)	$(62.5)

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

OGE Energy	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2022	2021	2020	2022	2021	2020
Service cost	$7.6	$11.2	$13.2	$1.1	$0.8	$0.8
Interest cost	15.7	13.3	17.0	0.2	0.1	0.2
Expected return on plan assets	(25.4)	(34.1)	(37.6)	—	—	—
Amortization of net loss	8.9	9.4	17.1	0.2	0.2	0.5
Plan curtailments	—	—	—	—	—	0.2
Special termination benefits	—	—	7.6	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	0.2	0.1	—
Settlement cost	30.6	41.3	14.1	0.3	2.1	2.7
Total net periodic benefit cost	37.4	41.1	31.4	2.0	3.3	4.4
Less: Amount paid by unconsolidated affiliates	—	(0.2)	2.0	—	0.1	0.1
Net periodic benefit cost	$37.4	$41.3	$29.4	$2.0	$3.2	$4.3
(a)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

OG&E	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2022	2021	2020	2022	2021	2020
Service cost	$6.2	$7.7	$9.2	$—	$—	$0.1
Interest cost	12.1	9.7	12.6	—	—	0.1
Expected return on plan assets	(19.6)	(24.7)	(27.9)	—	—	—
Amortization of net loss	7.4	7.0	12.1	—	0.1	0.4
Special termination benefits	—	—	5.1	—	—	—
Settlement cost	12.9	33.1	11.4	—	1.6	2.4
Total net periodic benefit cost	19.0	32.8	22.5	—	1.7	3.0
Plus: Amount allocated from OGE Energy	5.2	6.5	5.9	1.5	1.5	1.3
Net periodic benefit cost	$24.2	$39.3	$28.4	$1.5	$3.2	$4.3

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2022, 2021 and 2020, the Registrants recognized the following:

Year Ended December 31 (In millions)	2022	2021	2020
Increase of regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$15.2	$23.0	$13.8
Deferral of pension expense related to pension settlement, curtailment and special termination benefits charges included in the above line item:
Oklahoma jurisdiction (A)	$15.4	$37.9	$21.6
Arkansas jurisdiction (A)	$1.4	$3.5	$2.0
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
	Postretirement Benefit Plans			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2022	2021	2020	2022	2021	2020
Service cost	$0.2	$0.2	$0.2	$0.1	$0.1	$0.2
Interest cost	3.5	3.4	4.2	2.7	2.6	3.2
Expected return on plan assets	(1.8)	(1.8)	(1.8)	(1.6)	(1.7)	(1.7)
Amortization of net loss	1.5	2.8	2.0	1.5	2.7	2.1
Plan curtailments	—	—	1.5	—	—	1.3
Amortization of unrecognized prior service cost (A)	(3.8)	(6.9)	(8.4)	(3.6)	(5.0)	(6.1)
Total net periodic benefit income	(0.4)	(2.3)	(2.3)	(0.9)	(1.3)	(1.0)
Less: Amount paid by unconsolidated affiliates (B)	—	(0.5)	(0.7)
Plus: Amount allocated from OGE Energy (B)				—	(0.5)	(0.5)
Net periodic benefit income	$(0.4)	$(1.8)	$(1.6)	$(0.9)	$(1.8)	$(1.5)
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)
"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans in 2022, 2021 and 2020, the Registrants recognized the following:

Year Ended December 31 (In millions)	2022	2021	2020
Increase (decrease) of regulatory liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.6)	$0.4	$1.6
Deferral of postretirement expense related to postretirement plan curtailment charges included in the above line item:
Oklahoma jurisdiction (A)	$—	$—	$(1.4)
Arkansas jurisdiction (A)	$—	$—	$(0.1)
(A)
Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans in 2022, 2021 and 2020.

	OGE Energy			OG&E
(In millions)	2022	2021	2020	2022	2021	2020
Capitalized portion of net periodic pension benefit cost	$3.0	$3.4	$3.8	$2.5	$2.9	$3.1
Capitalized portion of net periodic postretirement benefit cost	$0.2	$0.2	$0.2	$0.1	$0.1	$0.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2022	2021	2020	2022	2021	2020
Assumptions to determine benefit obligations:
Discount rate	5.45%	2.75%	2.30%	5.40%	2.80%	2.45%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	3.50%	3.50%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	4.01%	2.63%	2.88%	2.80%	2.45%	3.25%
Expected return on plan assets	7.00%	7.00%	7.50%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	3.50%	4.00%	N/A	N/A	N/A

N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2022 and 2021, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

The overall expected rate of return on plan assets assumption is used in determining net periodic benefit cost. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans. This assumption is reexamined at least annually and updated as necessary. The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 6.25 percent in 2023 with the rates trending downward to 4.50 percent by 2030.

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

- Maximize risk-adjusted performance while providing long bond exposure managed according to the manager's forecast on interest rates.
- All invested assets must reach at or above Baa3 or BBB- investment grade.
- Limited five percent exposure to any single issuer, except the U.S. Government or affiliates.

Long Duration Fixed Income (A)(B)	Duration blended Barclays Long Government/Credit & Barclays Universal

- Maximize risk-adjusted performance.
- At least 75 percent of invested assets much reach at or above Baaa3 or BBB- investment grade.
- Limited five percent exposure to any single issuer, except the U.S. Government or affiliates.
- May invest up to 10 percent of the market value in convertible bonds as long as quality guidelines are met.
- May invest up to 15 percent of the market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio.

Equity Index (B)(C)	Standard & Poor's 500 Index	- Focus on replicating the performance of the S&P 500 Index.
Mid-Cap Equity (B)(C) Small-Cap Equity (B)(C)	Russell Midcap Index Russell Midcap Value Index Russell 2000 Index Russell 2000 Value Index

- Focus on undervalued stocks expected to earn average return and pay out higher than average dividends.
- Invest in companies with market capitalizations lower than average company on public exchanges:
      - Price/earnings ratio at or near referenced
      - Small dividend yield and return on equity at or near referenced index; and
      - Earnings per share growth rate at or near referenced index.

International Equity (D)	Morgan Stanley Capital International ACWI ex-U.S.	- Invest in non-dollar denominated equity securities. - Diversify the overall trust investments.
(A)
Investment grades are by Moody's Investors Service, S&P Global Ratings or Fitch Ratings.
(B)
The purchase of any of OGE Energy's equity, debt or other securities is prohibited.
(C)
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
(D)
The manager of this asset class is required to operate under certain restrictions including regional constraints, diversification requirements and percentage of U.S. securities. All securities are freely traded on a recognized stock exchange, and there are no over-the-counter derivatives. The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

Pension Plan Investments

The following tables present the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2022 and 2021. There were no Level 3 investments held by the Pension Plan at December 31, 2022 and 2021.

(In millions)	December 31, 2022	Level 1	Level 2	Net Asset Value (A)
Common stocks	$71.9	$71.9	$—	$—
U.S. Treasury notes and bonds (B)	44.6	44.6	—	—
Mortgage- and asset-backed securities	26.2	—	26.2	—
Corporate fixed income and other securities	65.5	—	65.5	—
Commingled fund (C)	18.2	—	—	18.2
Foreign government bonds	0.5	—	0.5	—
U.S. municipal bonds	0.9	—	0.9	—
Money market fund	5.9	—	—	5.9
Mutual fund	60.4	60.4	—	—
Preferred stocks	1.5	1.5	—	—
U.S. Treasury futures:
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	296.0	$178.7	$93.2	$24.1
Interest and dividends receivable	1.6
Receivable from broker for securities sold	20.6
Payable to broker for securities purchased	(25.2)
Total OGE Energy Pension Plan assets	$293.0
Pension Plan investments attributable to affiliates	(54.1)
Total OG&E Pension Plan assets	$238.9

(In millions)	December 31, 2021	Level 1	Level 2	Net Asset Value (A)
Common stocks	$86.1	$86.1	$—	$—
U.S. Treasury notes and bonds (B)	135.2	135.2	—	—
Mortgage- and asset-backed securities	24.6	—	24.6	—
Corporate fixed income and other securities	107.0	—	107.0	—
Commingled fund (C)	23.6	—	—	23.6
Foreign government bonds	0.9	—	0.9	—
U.S. municipal bonds	1.4	—	1.4	—
Money market fund	5.5	—	—	5.5
Mutual fund	99.8	99.8	—	—
Preferred stocks	1.1	1.1	—	—
U.S. Treasury futures:
Cash collateral	0.6	0.6	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	485.9	$322.8	$134.0	$29.1
Interest and dividends receivable	2.1
Payable to broker for securities purchased	(2.0)
Total OGE Energy Pension Plan assets	$486.0
Pension Plan investments attributable to affiliates	(133.0)
Total OG&E Pension Plan assets	$353.0
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

(In millions)	OGE Energy	OG&E
2023	$92.0	$80.1
2024	$29.4	$23.1
2025	$27.7	$21.8
2026	$28.9	$23.0
2027	$35.1	$21.3
2028-2032	$128.6	$99.7

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

Postretirement Plans Investments

The following tables present the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2022 and 2021. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2022 and 2021.

(In millions)	December 31, 2022	Level 1	Level 3
Group retiree medical insurance contract	$21.6	$—	$21.6
Mutual funds	11.2	11.2	—
Total OGE Energy plan investments	$32.8	$11.2	$21.6
Plan investments attributable to affiliates	(3.0)
Total OG&E plan investments	$29.8

(In millions)	December 31, 2021	Level 1	Level 3
Group retiree medical insurance contract	$28.1	$—	$28.1
Mutual funds	16.2	16.2	—
Total OGE Energy plan investments	$44.3	$16.2	$28.1
Plan investments attributable to affiliates	(4.4)
Total OG&E plan investments	$39.9

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

Year Ended December 31 (In millions)	2022
Group retiree medical insurance contract:
Beginning balance	$28.1
Claims paid	(4.8)
Net unrealized losses related to instruments held at the reporting date	(1.8)
Investment fees	(0.1)
Realized losses	(0.6)
Interest income	0.7
Dividend income	0.1
Ending balance	$21.6

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table presents the gross benefit payments the Registrants expect to pay related to the postretirement benefit plans, including prescription drug benefits.

(In millions)	OGE Energy	OG&E
2023	$12.0	$9.1
2024	$11.7	$8.9
2025	$10.0	$7.5
2026	$9.5	$7.1
2027	$8.9	$6.7
After 2027	$37.0	$27.8

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation. The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits. OGE Energy's post-employment benefit obligation was $1.8 million and $2.0 million at December 31, 2022 and 2021, respectively, of which $1.3 million and $1.5 million, respectively, was OG&E's portion of the obligation.

401(k) Plan

OGE Energy provides a 401(k) Plan, and each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately upon hire. All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 75 percent of their compensation, as defined in the 401(k) Plan, for that pay period. Participants who have reached age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof, (ii) a contribution made on a non-Roth after-tax basis or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have their future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OGE Energy contributed $17.1 million, $15.4 million and $18.2 million in 2022, 2021 and 2020, respectively, to the 401(k) Plan, of which $13.9 million, $12.0 million and $14.3 million, respectively, related to OG&E.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2022, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock. OGE Energy accounts for the contributions related to its executive officers in this plan as Accrued Benefit Obligations and accounts for the contributions related to OGE Energy's directors in this plan as Other Deferred Credits and Other Liabilities in the balance sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the balance sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the statements of income.

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

12.
Report of Business Segments

OGE Energy reports its operations in two business segments: (i) the electric company segment, which is engaged in the generation, transmission, distribution and sale of electric energy and (ii) natural gas midstream operations segment. Prior to the Enable and Energy Transfer merger closing on December 2, 2021, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. For the period of December 2, 2021 to September 30, 2022, OGE Energy's natural gas midstream operations segment included OGE Energy's investment in Energy Transfer's equity securities acquired in the merger. For the year ended December 31, 2022, this segment also includes legacy Enable seconded employee pension and postretirement costs. Other operations primarily includes the operations of the holding company. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the years ended December 31, 2022, 2021 and 2020.

2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,375.7	$—	$—	$—	$3,375.7
Fuel, purchased power and direct transmission expense	1,662.4	—	—	—	1,662.4
Other operation and maintenance	491.9	12.6	(3.1)	—	501.4
Depreciation and amortization	460.9	—	—	—	460.9
Taxes other than income	98.0	0.1	3.4	—	101.5
Operating income (loss)	662.5	(12.7)	(0.3)	—	649.5
Gain on equity securities	—	282.1	—	—	282.1
Other income (expense)	11.2	10.0	4.9	(2.1)	24.0
Interest expense	157.8	—	10.6	(2.1)	166.3
Income tax expense (benefit)	76.4	48.1	(0.9)	—	123.6
Net income (loss)	$439.5	$231.3	$(5.1)	$—	$665.7
Total assets	$12,410.5	$1.2	$683.7	$(550.7)	$12,544.7
Capital expenditures	$1,050.9	$—	$—	$—	$1,050.9

2021	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,653.7	$—	$—	$—	$3,653.7
Fuel, purchased power and direct transmission expense	2,127.6	—	—	—	2,127.6
Other operation and maintenance	464.7	1.6	(3.2)	—	463.1
Depreciation and amortization	416.0	—	—	—	416.0
Taxes other than income	99.3	0.2	3.3	—	102.8
Operating income (loss)	546.1	(1.8)	(0.1)	—	544.2
Equity in earnings of unconsolidated affiliates	—	169.8	—	—	169.8
Gain on Enable/Energy Transfer transaction, net	—	344.4	—	—	344.4
Other income (expense)	7.7	(26.4)	(2.0)	(0.9)	(21.6)
Interest expense	152.0	—	7.2	(0.9)	158.3
Income tax expense (benefit)	41.8	101.0	(1.6)	—	141.2
Net income (loss)	$360.0	$385.0	$(7.7)	$—	$737.3
Total assets	$11,688.0	$786.6	$350.3	$(218.5)	$12,606.4
Capital expenditures	$778.5	$—	$—	$—	$778.5

2020	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,122.3	$—	$—	$—	$2,122.3
Fuel, purchased power and direct transmission expense	644.6	—	—	—	644.6
Other operation and maintenance	464.4	1.7	(3.3)	—	462.8
Depreciation and amortization	391.3	—	—	—	391.3
Taxes other than income	97.2	0.4	3.8	—	101.4
Operating income (loss)	524.8	(2.1)	(0.5)	—	522.2
Equity in losses of unconsolidated affiliates (A)	—	(668.0)	—	—	(668.0)
Other income (expense)	4.1	(2.9)	3.6	(1.6)	3.2
Interest expense	154.8	—	5.3	(1.6)	158.5
Income tax expense (benefit)	34.7	(158.0)	(4.1)	—	(127.4)
Net income (loss)	$339.4	$(515.0)	$1.9	$—	$(173.7)
Investment in unconsolidated affiliates	$—	$374.3	$—	$—	$374.3
Total assets	$10,489.0	$378.1	$116.4	$(264.7)	$10,718.8
Capital expenditures	$650.5	$—	$—	$—	$650.5
(A)
In March 2020, OGE Energy recorded a $780.0 million impairment on its investment in Enable.

13.
Commitments and Contingencies

Purchase Obligations and Commitments

The following table presents the Registrants' future purchase obligations and commitments estimated for the next five years.

(In millions)	2023	2024	2025	2026	2027	Total
Purchase obligations and commitments:
Minimum purchase commitments	$110.0	$92.2	$66.4	$24.6	$24.6	$317.8
Expected wind purchase commitments	56.0	56.6	56.9	57.3	57.7	284.5
Long-term service agreement commitments	2.7	14.5	2.8	17.1	23.8	60.9
Total purchase obligations and commitments	$168.7	$163.3	$126.1	$99.0	$106.1	$663.2

OG&E Minimum Purchase Commitments

OG&E has coal contracts for purchases through December 31, 2025. OG&E may also purchase coal through spot purchases on an as-needed basis. As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E has natural gas transportation service contracts with Energy Transfer, ONEOK, Inc. and Southern Star. The contracts with Energy Transfer end in December 2024 and December 2038; the contracts with ONEOK, Inc. end in March 2024 and August 2037; and the contract with Southern Star ends in June 2024. These transportation contracts grant Energy Transfer, ONEOK, Inc. and Southern Star the responsibility of delivering natural gas to OG&E's generating facilities.

OG&E Wind Power Purchase Commitments

The following table presents OG&E's wind purchased power contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table presents a summary of OG&E's wind power purchases for the years ended December 31, 2022, 2021 and 2020.

Year Ended December 31 (In millions)	2022	2021	2020
CPV Keenan	$25.8	$27.3	$27.5
Edison Mission Energy	24.9	21.7	22.8
NextEra Energy	7.3	6.8	7.0
Total wind power purchased	$58.0	$55.8	$57.3

OG&E Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. In December 2015, the McClain Long-Term Service Agreement was amended to define the terms and conditions for the exchange of spare rotors between OG&E and General Electric International, Inc. Based on historical usage and current expectations for future usage, this contract is expected to run until 2035. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

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

CO2 Emission Limits for Existing Generating Units

On January 19, 2021, the U.S. Court of Appeals vacated the EPA's latest effort to adopt CO2 emissions standards for existing coal-fired electric generating units, and the court remanded the matter to the EPA for further consideration. The EPA has indicated that administrative proceedings to respond to the U.S. Court of Appeals' remand in a new rulemaking action are ongoing but has not announced rulemaking details. The decision was based on the court's conclusion that the Clean Air Act does not require the EPA to limit the standards to measures that can be applied at and to an existing unit. On October 29, 2021, the U.S. Supreme Court granted petitions to review the decision and heard oral arguments on February 28, 2022. On June 22, 2022, the U.S. Supreme Court ruled that the approach the EPA took in the rule exceeded the powers granted by Congress and remanded greenhouse gas regulation for existing units to the EPA. With the ruling and remand by the U.S. Supreme Court, there continues to be no applicable greenhouse gas regulation for existing power plants, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect the Registrants' future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

14.
Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2022, 88 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and four percent to the FERC.

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

Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. On April 1, 2021, OG&E filed with the APSC a motion seeking approval to defer, amortize and recover the extraordinary fuel costs over a 10-year period with a carrying charge of OG&E's pre-tax rate of return of 6.60 percent, through a special factor within OG&E's Energy Cost Recovery Rider beginning with the first billing cycle of May 2021. On April 13, 2021, the APSC issued an order allowing OG&E interim recovery at an interest rate equal to the customer deposit interest rate over a period of 10 years beginning with the first billing cycle of May 2021, subject to true-up.

On July 5, 2022, OG&E filed a motion to request recovery of the regulatory asset balance over 10 years using a weighted average cost of capital. A hearing on the merits was scheduled to be held on December 2, 2022 but was cancelled after all interested parties agreed to waive the hearing and have the APSC decide the matter based on the established record. In January 2023, the APSC issued an order approving OG&E's requested relief and authorizing OG&E to amortize the regulatory asset balance over 10 years using a pre-tax weighted average cost of capital of 6.49 percent as a carrying charge beginning March 2021. The impact of this order will be recorded beginning in the first quarter of 2023, as the order was received from the APSC in January 2023.

Arkansas 2021 Formula Rate Plan Filing - Extension

On May 18, 2022, the APSC issued an order granting OG&E's request for a five-year extension of the Formula Rate Plan Rider with certain terms and conditions, including continuation of OG&E's current return on equity of 9.5 percent and a change to OG&E's current debt-to-equity ratio of 50/50 percent to 55/45 percent. On June 17, 2022, OG&E filed a request for rehearing seeking reconsideration by the APSC of their decision to alter the Formula Rate Plan Rider's capital structure. On September 19, 2022, the APSC issued an order reversing its May 18, 2022 order and denying the extension of OG&E's Formula Rate Plan Rider. On September 20, 2022, the APSC Staff filed a motion for clarification for the extension denial, and OG&E, the Arkansas Attorney General and Arkansas River Valley Energy Consumers filed responses to the clarification. On September 30, 2022, the APSC issued an order clarifying that OG&E is authorized to file its 2022 and 2023 evaluation reports under the Formula Rate Plan Rider to true-up prior projected year rate adjustments. On October 28, 2022, Arkansas River Valley Energy Consumers and Walmart Inc. filed a request for rehearing of the APSC's September 30, 2022 order and asked the APSC to reverse its position and prohibit OG&E from making any further filings under its current Formula Rate Plan. On November 1, 2022, OG&E submitted its opposition to the request for rehearing. On November 28, 2022, the APSC granted the application for rehearing solely for the purpose of further consideration. On January 20, 2023, the APSC issued an order denying the request for rehearing of the September 30, 2022 order and ruling that OG&E is able to undertake two more true-up updates to its Formula Rate Plan Rider with adjustments to rates occurring in April 2023 and April 2024. Despite the denial of OG&E's extension request, the Formula Rate Plan Rider will continue until new rates are set in a future general rate review.

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

On September 8, 2022, the OCC approved a Joint Stipulation and Settlement Agreement that had been entered into by OG&E, the OCC Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. Non-signatory parties had agreed not to contest this agreement. Key terms of the agreement, as approved by the OCC, include, among others:

•
A base rate revenue increase of $30.0 million;
•
OG&E would issue a refund, over a 12-month period, for the tax expense savings arising from the reduction in the Oklahoma state corporate income tax rate from 6 percent to 4 percent for the period from January 1, 2022 through June 30, 2022, as well as amortize over five years the excess accumulated deferred income tax balance resulting from this corporate tax rate change;
•
There would be no change in OG&E's current return on equity of 9.5 percent, and OG&E's requested capital structure based on a common equity percentage of 53.37 percent would be approved;
•
OG&E would utilize depreciation rates based on the recommendations of the Oklahoma Attorney General with the exception of transmission and general plant accounts, which would be based on the depreciation rates recommended by the Oklahoma Industrial Energy Consumers;
•
OG&E's Grid Enhancement Plan projects recorded as of March 31, 2022 would be considered prudent and be included in base rates;
•
OG&E's Grid Enhancement Plan interim recovery would continue and updated terms include: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2022, 2023 and 2024, capped at a revenue requirement of $6.0 million for each annual investment plan and include communication, automation and technology systems projects, as well as certain weather hardening projects; and (ii) the rider mechanism will terminate by the issuance of a final order in OG&E's first general rate review following completion of projects included in the 2024 annual investment plan or no later than July 1, 2025;
•
OG&E would amend several of its rider tariffs to incorporate the agreements of the stipulating parties; and
•
Regulatory accounting treatments approved include, among other things, the establishment of a regulatory asset to defer operation and maintenance costs associated with OG&E's SAP S/4 HANA enterprise resource planning system project for consideration in future rate proceedings with the carrying cost accruing at OG&E's short-term cost of debt, the amortization of COVID-19 regulatory asset balance over five years and the amortization of over/under-recovery balance of the pension tracker over 15 years, which is a change from the previous five-year recovery period.

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

FERC Proceedings

Order for Sponsored Transmission Upgrades within SPP

Under Attachment Z2 of the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Tariff required the SPP to charge for these upgrades beginning in 2008, but the SPP did not begin charging its customers for these upgrades until 2016 due to information system limitations. At that time, the SPP sought a waiver of a time limitation in its tariff that otherwise would have prevented it from waiting until 2016 to bill for the 2008 through 2015 period. The FERC granted the waiver, and the SPP then billed OG&E as a user for these Z2 charges while simultaneously crediting OG&E as a sponsor of Z2 transmission upgrades, resulting in OG&E being a net recipient of sponsored upgrade credits. The majority of these net credits were refunded to customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Several companies that were net payers of Z2 charges sought rehearing of the FERC's 2016 order approving the waiver and then appealed it. While that appeal was pending, the FERC obtained a remand and then reversed itself and ruled that the SPP tariff provision that prohibited the 2008 through 2015 charges could not be waived. It ordered the SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, in April 2019, OG&E filed a request for rehearing at the FERC. The next month, it also filed a Complaint at the FERC against the SPP contending that the SPP and not OG&E should bear the cost of any refunds resulting from the SPP's tariff violation and that SPP’s actions also violated its contracts with OG&E. In February 2020, the FERC denied OG&E's request for rehearing but did not consider SPP's refund plan. No date for payment of refunds was established. In August 2021, the U.S. Court of Appeals for the District of Columbia Circuit denied OG&E's petition for review of the FERC's order denying the waiver and requiring refunds. After denying rehearing of its ruling, the court of appeals returned the matter in November 2021 to the FERC for further proceedings in accordance with its opinion. The FERC has not acted on that remand.

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the court of appeals decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed a report on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. The SPP also urged that all pending complaint proceedings, including OG&E's complaint and three similar complaints against the SPP, be resolved before any refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of December 31, 2022, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

In November 2022, the FERC issued an order denying OG&E's complaint against SPP. It also issued orders granting the other three complaints against the SPP in part but awarded no relief. All four complainants timely sought rehearing of these orders. Those rehearing petitions remain pending, though OG&E and the other complainants can appeal them now if they choose to do so on the basis that they have been deemed denied by operation of law. The FERC, however, can continue to consider the rehearings on the merits, and the complainants will be able appeal any denial on the merits as well.

In June 2020, the FERC approved, effective July 1, 2020, an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor subsequent to July 2020. All of the existing projects that are eligible to receive revenue credits under Attachment Z2 will remain eligible, which includes the $13.0 million that is at issue in the remand from OG&E's appeal and in OG&E's complaint proceeding.

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

APSC Proceedings

Arkansas 2022 Formula Rate Plan Filing

On October 3, 2022, OG&E filed its fifth evaluation report under its Formula Rate Plan, including a request to increase its Arkansas retail revenues by $8.5 million, which reflects a cap of 4.0 percent of annualized filing year revenues as of June 2022. After utilizing an adjustment to annualized filing year revenues as of October 2022, the capped revenue requirement increase rose to approximately $9.6 million. On December 29, 2022, intervening parties filed errors and objections to OG&E's fifth evaluation report. The Arkansas Attorney General made no recommended adjustments to the revenue requirement, and the Arkansas Valley Electric Consumers reiterated legal arguments about the legal permissibility of the fifth evaluation report. The APSC Staff made certain minor adjustments but agreed that the overall revenue requirement adjustment should reflect the capped amount of $9.6 million. On February 1, 2023, OG&E and the APSC Staff filed a non-unanimous joint settlement agreement, which includes an annual electric revenue increase of $9.6 million. The Arkansas Attorney General and the Arkansas Valley Electric Consumers have agreed not to oppose the settlement, and the settlement agreement is subject to approval by the APSC. OG&E and the APSC Staff have requested a final order from the APSC by early March 2023, with new rates to be effective April 1, 2023.

Prudence Review - Winter Storm Uri Extraordinary Costs

On February 2, 2023, the APSC issued an order to initiate proceedings to address the prudence and appropriate allocation of the extraordinary costs incurred by Arkansas jurisdictional electric and natural gas utilities during Winter Storm Uri. As discussed above, in January 2023, the APSC issued an order approving OG&E's recovery of the Winter Storm Uri regulatory asset balance, which included setting the carrying charges and term of recovery. The APSC did not rule on prudence or cost allocation at that time. OG&E's direct testimony is due in April 2024, and a hearing on the merits is expected to begin in August 2024.

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

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $16.2 million to $63.9 million for all five cases, of which $4.4 million to $7.9 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

2021 Oklahoma Fuel Prudency

On July 1, 2022, the OCC Public Utility Division Staff filed their application initiating the review of the 2021 fuel adjustment clause and prudence review. On February 21, 2023, a Joint Stipulation and Settlement Agreement was filed, and OG&E filed its testimony in support of such agreement. The stipulating parties, which include the OCC Public Utility Division Staff and the Oklahoma Attorney General, agree that: (i) OG&E's practices, policies and judgment for fuel procurement during 2021 were prudent; (ii) OG&E's power purchase costs and expenses, monthly fuel filings and processes and fuel-related investments and decisions for 2021 were fair, just and reasonable and (iii) OG&E exercised prudent judgement pertaining to all such matters and that the electric generation, purchased power and fuel procurement expenses were prudently incurred. Further, the stipulating parties agree to certain revisions of the fuel clause adjustment tariff, including a revised semi-annual fuel clause adjustment factor redetermination process which will be subject to the OCC Public Utility Division approval or denial. A hearing on the merits for the Joint Stipulation and Settlement Agreement is scheduled for February 23, 2023.

Fuel Cost Adjustment Show Cause

On September 29, 2022, the OCC Public Utility Division Staff initiated a cause to determine the appropriate methodology to recover OG&E's fuel clause under recovery balance of $424.0 million and how OG&E's fuel factors should be set going forward. The Staff requested that OG&E explain how it arrived at the noted under recovery balance, explain its fuel forecasting process, justify its amortization period of 24 months and explain the adequacy of its resource mix and fuel supply plans. Updated fuel factors were implemented by OG&E on October 1, 2022 to recover the balance from customers over 24 months. The OCC Public Utility Division Staff did not oppose OG&E's implementation of updated fuel factors on an interim basis and subject to refund. A hearing on the merits was held on November 3 and 4, 2022. Despite several public deliberations, the OCC has not issued a final order in this proceeding. On January 1, 2023, OG&E implemented its annual redetermination of its fuel factors, without further action or opposition from the OCC.

SPP Proceedings

Planning Reserve Margin and Performance Based Accreditation

On July 26, 2022, the SPP Board of Directors approved a planning reserve margin increase from 12 percent to 15 percent that each load serving entity, such as OG&E, must maintain. This change will be effective for the summer of 2023. At the same time, the SPP Board of Directors also approved a new unit accreditation methodology for conventional generation, effective 2024. As a result, OG&E is currently evaluating its plan to fill the incremental capacity needs brought about by these policy changes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of Enable Midstream Partners, LP (Enable), a partnership in which the Company had a 25.5% interest as of December 31, 2020. In the consolidated financial statements, the Company's investment in Enable is stated at $374.3 million as of December 31, 2020, and the Company's equity in the net income of Enable is stated at $13.2 million in 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enable for 2020, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's assessment of the likelihood of approval by regulators for new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the regulatory assets and liabilities were appropriately amortized through the Company's rates charged to customers based on rulings from regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2022 and 2021, the related statements of income and comprehensive income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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

Regulatory Assets and Liabilities

Description of the Matter

As discussed in Note 1 to the financial statements, OG&E is a regulated utility subject to accounting principles for rate-regulated activities. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected refund to customers in future rates. OG&E records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

Auditing regulatory assets and liabilities is complex as it requires specialized knowledge of rate-regulated activities and judgments as to matters that could affect the recording or updating of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's assessment of the likelihood of approval by regulators for new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated new information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the regulatory assets and liabilities were appropriately amortized through the Company's rates charged to customers based on rulings from regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 22, 2023

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

The Registrants' management assessed the effectiveness of their internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, the Registrants' internal control over financial reporting is effective based on those criteria.

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
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on Internal Control over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and statements of capitalization of Oklahoma Gas & Electric Company as of December 31, 2022 and 2021, the related statements of income and comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 22, 2023

Item 9B. Other Information.

On February 22, 2023, the Board of Directors approved and adopted the OGE Energy Corp. 2023 Annual Executive Incentive Compensation Plan (the "Annual Plan"). The Annual Plan replaces the OGE Energy Corp. 2022 Annual Executive Incentive Compensation Plan (the "current annual plan"). The Annual Plan is very similar to the current annual plan, with the only difference being changing the annual incentive payout amounts from 0% - 150% to 0% - 200% of target based on peer review.

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

This summary of the Annual Plan is qualified in its entirety by reference to the Annual Plan filed as Exhibit 10.14 to this 2022 Form 10-K.

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

OGE Energy. Information regarding OGE Energy's executive officers is set forth in "Part I, Item 1. Business - Information About the Registrants' Executive Officers." As permitted by General Instruction G of Form 10-K, the information required by Item 10, other than information regarding the executive officers and the Code of Ethics, will be set forth in OGE Energy's definitive proxy statement for the 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 3, 2023. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 10 for OG&E has been omitted.

Item 11. Executive Compensation

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 11 will be set forth in OGE Energy's definitive proxy statement for the 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 3, 2023. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 11 for OG&E has been omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 12 will be set forth in OGE Energy's definitive proxy statement for the 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 3, 2023. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 12 for OG&E has been omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 13 will be set forth in OGE Energy's definitive proxy statement for the 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 3, 2023. Such proxy statement is incorporated herein by reference.

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

Fees for Principal Independent Accountants

Year Ended December 31	2022	2021
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,232,000	$1,209,000
Services in support of debt and stock offerings	59,000	65,000
Other (A)	447,500	361,000
Total audit fees (B)	1,738,500	1,635,000
Employee benefit plan audits	138,000	133,000
Total audit-related fees	138,000	133,000
Assistance with examinations and other return issues	219,892	237,481
Review of federal and state tax returns	34,000	32,000
Total tax preparation and compliance fees	253,892	269,481
Total tax fees	253,892	269,481
Total fees	$2,130,392	$2,037,481
(A)
Includes reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings, agreed-upon procedures and fees for consulting with the Registrants' executives regarding accounting issues.
(B)
The aggregate audit fees include fees billed for the audit of the Registrants' annual financial statements and for the reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q. For 2022, this amount includes estimated billings for the completion of the 2022 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2022 and 2021 for other services.

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

For 2022, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

(i)
The following financial statements are included in Part II, Item 8 of this Annual Report:

OGE Energy

•
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Balance Sheets at December 31, 2022 and 2021
•
Consolidated Statements of Capitalization at December 31, 2022 and 2021
•
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
•
Notes to Consolidated Financial Statements
•
Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•
Management's Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

OG&E

•
Statements of Income for the years ended December 31, 2022, 2021 and 2020
•
Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•
Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•
Balance Sheets at December 31, 2022 and 2021
•
Statements of Capitalization at December 31, 2022 and 2021
•
Statements of Changes in Stockholder's Equity for the years ended December 31, 2022, 2021 and 2020
•
Notes to Financial Statements
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

(ii)
The audited financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, for the year ending December 31, 2020 required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.03.

The report of the independent registered public accounting firm Deloitte & Touche LLP (PCAOB ID No. 34), located in Oklahoma City, Oklahoma, with respect to the above-referenced financial statements is included in Exhibit 99.03. Their related consent appears as Exhibit 23.03 of this Form 10-K.

(iii)
The unaudited financial statements and Notes to Consolidated Financial Statements of Enable Midstream Partners, LP, for the nine month period ending September 30, 2021 required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.04.

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

X
4.01

Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed October 24, 1995 and incorporated by reference herein).

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
4.22

Supplemental Indenture No. 23 dated as of January 5, 2023, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 5, 2023 (File No. 1-1097) and incorporated by reference herein).

		X	X
4.23

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
4.25

Supplemental Indenture No. 3 dated as of April 26, 2018, being a supplemental instrument to Exhibit 4.22 hereto. (Filed as Exhibit 4.04 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).

X
4.26

Supplemental Indenture No. 4 dated as of May 27, 2021, being a supplemental instrument to Exhibit 4.22 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 27, 2021 (File No. 1-12579) and incorporated by reference herein).

X
4.27+	Description of Capital Stock.	X
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

		X	X
10.10*+	OGE Energy's Director Compensation.	X	X
10.11*+	OGE Energy's Executive Officer Compensation.	X	X
10.12*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).	X	X
10.13*	OGE Energy's 2022 Stock Incentive Plan. (Filed as Appendix B to OGE Energy's Proxy Statement for the 2022 Annual Meeting of Shareholder (File No. 1-12579) and incorporated by reference herein).	X	X
10.14*+	OGE Energy's 2023 Annual Executive Incentive Compensation Plan.	X	X
10.15*

Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12579) and incorporated by reference herein).

		X	X
10.16*

Form of Restricted Stock Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2019 (File No. 1-12579) and incorporated by reference herein).

		X	X
10.17*+	Form of Performance Unit Agreement under OGE Energy's 2022 Stock Incentive Plan.	X	X
10.18*+	Form of Restricted Stock Unit Agreement under OGE Energy's 2022 Stock Incentive Plan.	X	X
10.19*

OGE Energy Corp. Deferred Compensation Plan (As amended and restated effective October 1, 2016). (Filed as Exhibit 10.37 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

		X	X
10.20	Copy of the Settlement Agreement filed with the APSC on April 20, 2017. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X
10.21

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

X
10.22

First Amendment dated as of December 19, 2022, to Amended and Restated Credit Agreement dated as of December 17, 2021, by and among OGE Energy, the Lenders thereto, Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, and MUFG Bank, Ltd., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed December 19, 2022 (File No. 1-12579) and incorporated by reference herein).

X
10.23

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
10.24

First Amendment dated as of December 19, 2022, to Amended and Restated Credit Agreement dated as of December 17, 2021, by and among OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, and MUFG Bank, Ltd., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.02 to OG&E's Form 8-K filed December 19, 2022 (File No. 1-1097) and incorporated by reference herein).

		X	X
10.25

Securitization Property Purchase and Sale Agreement dated as of July 20, 2022 by and between Oklahoma Development Finance Authority, as Issuer, and Oklahoma Gas and Electric Company, as Seller. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed July 20, 2022 (File No. 1-12579) and incorporated by reference herein).

X
21.01+	Subsidiaries of OGE Energy.	X

23.01+	Consent of Ernst & Young LLP.	X
23.02+	Consent of Ernst & Young LLP.		X
23.03+	Consent of Deloitte & Touche LLP for the Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2020 as listed at Exhibit 99.03.	X
24.01+	Power of Attorney.	X
24.02+	Power of Attorney.		X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.01

Credit Agreement dated as of May 24, 2022 by and among OGE Energy Corp., the Lenders and BOKF NA, dba Bank of Oklahoma as Sole Administrative Agent, Sole Syndication Agent, Lead Arranger and Sole Bookrunner (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12579) and incorporated by reference herein).

		X	X
99.02	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X
99.03+	Audited Financial Statements of Enable Midstream Partners, LP as of and for the three years ended December 31, 2020.	X
99.04+	Financial Statements of Enable Midstream Partners, LP as of and for the nine months ended September 30, 2021 (unaudited).	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Schema Document.	X	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X	X
101.DEF	Inline XBRL Definition Linkbase Document.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

* Represents executive compensation plans and arrangements.
+ Represents exhibits filed herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

OGE ENERGY CORP.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2020
Reserve for Uncollectible Accounts	$1.5	$3.0	$1.9	$2.6
Balance at December 31, 2021
Reserve for Uncollectible Accounts	$2.6	$3.2	$3.4	$2.4
Balance at December 31, 2022
Reserve for Uncollectible Accounts	$2.4	$2.8	$3.3	$1.9
(A)
Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 22nd, 2023.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 22, 2023

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 22, 2023

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 22, 2023

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 22, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 22nd, 2023.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 22, 2023

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 22, 2023

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 22, 2023

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 22, 2023