Form 10-Q
period 2023-03-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2023-05-04
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At March 31, 2023, there were 200,287,364 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At March 31, 2023, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the former midstream businesses of OGE Energy and CenterPoint Energy, Inc. (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and previous holder of OGE Energy's former investment in Energy Transfer's equity securities
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "forecast," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2022 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•
general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and inflation rates, and their impact on capital expenditures;
•
the ability of OGE Energy and OG&E to access the capital markets and obtain financing on favorable terms, as well as inflation rates and monetary fluctuations;
•
the ability to obtain timely and sufficient rate relief to allow for recovery of items such as capital expenditures, fuel and purchased power costs, operating costs, transmission costs and deferred expenditures;
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
•
social attitudes regarding the electric utility and power industries;
•
identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•
increased pension and healthcare costs;
•
national and global events that could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, rising interest rates, supply chain disruptions, economic recessions, pandemic health events and uncertainty surrounding continued hostilities or sustained military campaigns, and their collateral consequences;
•
costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and
•
other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Registrants' 2022 Form 10-K.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$544.6	$578.1
Other revenues	12.6	11.2
Operating revenues	557.2	589.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	200.6	255.7
OPERATING EXPENSES
Other operation and maintenance	130.4	115.0
Depreciation and amortization	121.2	107.4
Taxes other than income	28.5	28.1
Operating expenses	280.1	250.5
OPERATING INCOME	76.5	83.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.5	1.3
Other net periodic benefit income (expense)	1.5	(9.4)
Gain on equity securities (Note 1)	—	282.3
Other income	16.9	22.6
Other expense	(6.5)	(5.2)
Net other income	16.4	291.6
INTEREST EXPENSE
Interest on long-term debt	48.1	39.4
Allowance for borrowed funds used during construction	(2.1)	(1.2)
Interest on short-term debt and other interest charges	1.8	1.9
Interest expense	47.8	40.1
INCOME BEFORE TAXES	45.1	334.6
INCOME TAX EXPENSE	6.8	55.1
NET INCOME	$38.3	$279.5
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.2	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.8	200.6
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.19	$1.40
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.19	$1.39

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$38.3	$279.5
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0 and $0.0, respectively	0.1	0.1
Amortization of deferred net loss, net of tax of $0.1 and $0.1, respectively	0.2	0.3
Settlement cost, net of tax of $0.2 and $2.2, respectively	0.9	7.4
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $0.0 and $0.0, respectively	(0.1)	—
Other comprehensive income, net of tax	1.1	7.8
Comprehensive income	$39.4	$287.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38.3	$279.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	121.2	107.4
Deferred income taxes and other tax credits, net	0.9	47.5
Gain on investment in equity securities	—	(282.3)
Allowance for equity funds used during construction	(4.5)	(1.3)
Stock-based compensation expense	3.0	2.3
Regulatory assets	(14.8)	(35.5)
Regulatory liabilities	(27.2)	(19.1)
Other assets	(2.2)	4.3
Other liabilities	(6.4)	(6.4)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	43.4	0.4
Income taxes receivable	5.9	1.6
Fuel, materials and supplies inventories	(38.0)	(25.3)
Fuel recoveries	144.8	(30.4)
Other current assets	2.3	10.0
Accounts payable	(103.8)	24.5
Other current liabilities	(15.1)	(18.3)
Net cash provided from operating activities	147.8	58.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(286.0)	(220.1)
Other	(1.7)	(0.3)
Net cash used in investing activities	(287.7)	(220.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	444.7	—
Increase in short-term debt	—	244.6
Dividends paid on common stock	(83.6)	(82.3)
Cash paid for employee equity-based compensation and expense of common stock	(2.3)	(0.8)
Net cash provided from financing activities	358.8	161.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	218.9	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88.1	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307.0	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307.0	$88.1
Accounts receivable, less reserve of $1.4 and $1.9, respectively	215.8	250.1
Accrued unbilled revenues	65.1	74.2
Income taxes receivable	14.8	20.7
Fuel inventories	128.6	108.8
Materials and supplies, at average cost	198.7	180.5
Fuel clause under recoveries	370.1	514.9
Other	101.0	103.5
Total current assets	1,401.1	1,340.8
OTHER PROPERTY AND INVESTMENTS
Other	107.1	105.8
Total other property and investments	107.1	105.8
PROPERTY, PLANT AND EQUIPMENT
In service	14,866.8	14,695.2
Construction work in progress	484.9	436.1
Total property, plant and equipment	15,351.7	15,131.3
Less: accumulated depreciation	4,632.0	4,584.5
Net property, plant and equipment	10,719.7	10,546.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	531.6	524.3
Other	30.8	27.0
Total deferred charges and other assets	562.4	551.3
TOTAL ASSETS	$12,790.3	$12,544.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$327.6	$448.9
Dividends payable	82.9	82.9
Customer deposits	92.4	88.8
Accrued taxes	35.8	54.0
Accrued interest	48.7	41.1
Accrued compensation	28.5	37.0
Long-term debt due within one year	1,000.0	999.9
Other	50.0	49.6
Total current liabilities	1,665.9	1,802.2
LONG-TERM DEBT	3,994.1	3,548.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	172.5	176.9
Deferred income taxes	1,248.7	1,233.5
Deferred investment tax credits	11.8	12.0
Regulatory liabilities	1,123.2	1,147.1
Other	204.1	210.9
Total deferred credits and other liabilities	2,760.3	2,780.4
Total liabilities	8,420.3	8,131.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,135.2	1,134.5
Retained earnings	3,245.6	3,290.9
Accumulated other comprehensive loss, net of tax	(10.8)	(11.9)
Treasury stock, at cost	—	(0.1)
Total stockholders' equity	4,370.0	4,413.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,790.3	$12,544.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	38.3	—	38.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.6)	—	(83.6)
Stock-based compensation	0.1	—	—	0.1	0.7	—	—	0.8
Balance at March 31, 2023	200.3	$2.0	—	$—	$1,133.2	$3,245.6	$(10.8)	$4,370.0

Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	279.5	—	279.5
Other comprehensive income, net of tax	—	—	—	—	—	—	7.8	7.8
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.3)	—	(82.3)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Balance at March 31, 2022	200.1	$2.0	—	$(0.1)	$1,125.2	$3,152.6	$(17.0)	$4,262.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$544.6	$578.1
Other revenues	12.6	11.2
Operating revenues	557.2	589.3
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	200.6	255.7
OPERATING EXPENSES
Other operation and maintenance	131.5	115.5
Depreciation and amortization	121.2	107.4
Taxes other than income	27.1	26.8
Operating expenses	279.8	249.7
OPERATING INCOME	76.8	83.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.5	1.3
Other net periodic benefit income (expense)	1.6	(1.4)
Other income	10.1	1.2
Other expense	(0.9)	(0.4)
Net other income	15.3	0.7
INTEREST EXPENSE
Interest on long-term debt	46.5	38.5
Allowance for borrowed funds used during construction	(2.1)	(1.2)
Interest on short-term debt and other interest charges	1.3	0.9
Interest expense	45.7	38.2
INCOME BEFORE TAXES	46.4	46.4
INCOME TAX EXPENSE	6.6	7.4
NET INCOME	$39.8	$39.0
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$39.8	$39.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39.8	$39.0
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	121.2	107.4
Deferred income taxes and other tax credits, net	(0.4)	4.5
Allowance for equity funds used during construction	(4.5)	(1.3)
Stock-based compensation expense	0.6	0.8
Regulatory assets	(14.8)	(35.5)
Regulatory liabilities	(27.2)	(19.1)
Other assets	(2.9)	0.5
Other liabilities	(2.8)	(8.5)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	43.9	0.2
Fuel, materials and supplies inventories	(38.0)	(25.3)
Fuel recoveries	144.8	(30.4)
Other current assets	3.1	9.2
Accounts payable	(87.4)	27.6
Income taxes payable - parent	6.9	2.8
Other current liabilities	(12.3)	(20.5)
Net cash provided from operating activities	170.0	51.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(286.0)	(220.1)
Net cash used in investing activities	(286.0)	(220.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	444.7	—
Changes in advances with parent	(328.7)	(13.8)
Increase in short-term debt	—	182.5
Net cash provided from financing activities	116.0	168.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2023	2022
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.4 and $1.9, respectively	$214.6	$249.4
Accrued unbilled revenues	65.1	74.2
Advances to parent	412.7	91.0
Fuel inventories	128.6	108.8
Materials and supplies, at average cost	198.7	180.5
Fuel clause under recoveries	370.1	514.9
Other	94.7	97.8
Total current assets	1,484.5	1,316.6
OTHER PROPERTY AND INVESTMENTS	4.6	4.4
PROPERTY, PLANT AND EQUIPMENT
In service	14,860.7	14,689.1
Construction work in progress	484.9	436.1
Total property, plant and equipment	15,345.6	15,125.2
Less: accumulated depreciation	4,632.0	4,584.5
Net property, plant and equipment	10,713.6	10,540.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	531.6	524.3
Other	28.4	24.5
Total deferred charges and other assets	560.0	548.8
TOTAL ASSETS	$12,762.7	$12,410.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2023	2022
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$290.9	$395.8
Customer deposits	92.4	88.8
Accrued taxes	28.8	46.5
Accrued interest	47.5	40.8
Accrued compensation	22.6	27.8
Long-term debt due within one year	500.0	500.0
Other	49.6	49.3
Total current liabilities	1,031.8	1,149.0
LONG-TERM DEBT	3,944.3	3,498.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	96.2	98.3
Deferred income taxes	1,284.8	1,271.1
Deferred investment tax credits	11.8	12.0
Regulatory liabilities	1,123.2	1,147.1
Other	185.0	188.9
Total deferred credits and other liabilities	2,701.0	2,717.4
Total liabilities	7,677.1	7,365.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,575.2	1,574.6
Retained earnings	3,510.4	3,470.6
Total stockholder's equity	5,085.6	5,045.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,762.7	$12,410.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	39.8	39.8
Stock-based compensation	—	—	0.6	—	0.6
Balance at March 31, 2023	40.4	$100.9	$1,474.3	$3,510.4	$5,085.6

Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	39.0	39.0
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2022	40.4	$100.9	$1,471.6	$3,070.1	$4,642.6

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

1.
Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company whose primary investment provides electricity in Oklahoma and western Arkansas. OGE Energy's electric company operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and are reported through OGE Energy's electric company business segment. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric company in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation.

During 2022, OGE Energy accounted for its investment in Energy Transfer as an investment in equity securities, as further discussed below, and reported the Energy Transfer investment, along with legacy Enable seconded employee pension and postretirement costs, through OGE Energy's natural gas midstream operations segment. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units. Therefore, beginning in 2023, OGE Energy no longer has a natural gas operations reporting segment. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at March 31, 2023 and December 31, 2022, the results of the Registrants' operations for the three months ended March 31, 2023 and 2022 and the Registrants' cash flows for the three months ended March 31, 2023 and 2022 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2023 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2022 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2023	2022
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$334.7	$474.3
Arkansas fuel clause under recoveries	35.4	40.6
Oklahoma Energy Efficiency Rider under recoveries (A)	3.3	7.7
Other (A)	5.2	4.7
Total current regulatory assets	$378.6	$527.3
Non-current:
Oklahoma deferred storm expenses	$212.4	$206.3
Benefit obligations regulatory asset	100.6	119.7
Pension tracker	77.7	57.2
Arkansas Winter Storm Uri costs	76.4	78.2
Sooner Dry Scrubbers	17.9	18.1
Arkansas deferred pension expenses	13.5	12.3
Unamortized loss on reacquired debt	7.8	8.0
COVID-19 impacts	7.6	7.7
Frontier Plant deferred expenses	4.8	5.2
Other	12.9	11.6
Total non-current regulatory assets	$531.6	$524.3
REGULATORY LIABILITIES
Current:
SPP cost tracker over recovery (B)	$6.9	$3.0
Other (B)	2.4	2.5
Total current regulatory liabilities	$9.3	$5.5
Non-current:
Income taxes refundable to customers, net	$880.2	$894.7
Accrued removal obligations, net	241.2	250.5
Other	1.8	1.9
Total non-current regulatory liabilities	$1,123.2	$1,147.1

(A)
Included in Other Current Assets in the condensed balance sheets.
(B)
Included in Other Current Liabilities in the condensed balance sheets.

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

Related Party Transactions

OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff and believes this method provides a reasonable basis for allocating common expenses.

OGE Energy charged operating costs to OG&E of $37.6 million and $32.9 million during the three months ended March 31, 2023 and 2022, respectively.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2023 and 2022. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(18.5)	$6.6	$(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.1)	0.2
Settlement cost	0.9	—	0.9
Balance at March 31, 2023	$(17.3)	$6.5	$(10.8)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2021	$(26.1)	$1.3	$(24.8)
Amounts reclassified from accumulated other comprehensive income	0.4	—	0.4
Settlement cost	7.4	—	7.4
Balance at March 31, 2022	$(18.3)	$1.3	$(17.0)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three months ended March 31, 2023 and 2022.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended
	March 31,
(In millions)	2023	2022
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.3)	$(0.4)	(A)
Prior service cost	(0.1)	(0.1)	(A)
Settlement cost	(1.1)	(9.6)	(A)
	(1.5)	(10.1)	Income Before Taxes
	(0.3)	(2.3)	Income Tax Expense
	$(1.2)	$(7.8)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$—	(A)
	0.1	—	Income Before Taxes
	—	—	Income Tax Expense
	$0.1	$—	Net Income

Total reclassifications for the period, net of tax	$(1.1)	$(7.8)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Investment in Equity Securities of Energy Transfer

As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units. Prior to exiting this investment, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments - Equity Securities." For the three months ended March 31, 2022, OGE Energy recognized a pre-tax unrealized gain of $282.3 million related to its investment in Energy Transfer's equity securities. During the three months ended March 31, 2022, OGE Energy received distributions of $16.7 million from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement.

2.
Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." The amendments in this update require that a buyer in a supplier finance program disclose in each annual reporting period: (i) the key terms of the program, including a description of the payment terms and assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider and (ii) the amount outstanding that remains unpaid by the buyer as of year-end, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the annual period. The standard was effective January 1, 2023, except for the amendment on rollforward information, which is effective January 1, 2024. The Registrants have adopted this standard, which did not result in a material impact on their financial statements and related disclosures.

The Registrants believe that other recently adopted and recently issued accounting standards that are not yet effective do not appear to have a material impact on the Registrants' financial position, results of operations or cash flows upon adoption.

3.
Revenue Recognition

The following table presents OG&E's revenues from contracts with customers disaggregated by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Company) Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended March 31,
(In millions)	2023	2022
Residential	$205.5	$226.8
Commercial	134.4	128.1
Industrial	51.9	57.4
Oilfield	47.4	53.2
Public authorities and street light	45.1	48.0
System sales revenues	484.3	513.5
Provision for tax refund	1.4	(0.6)
Integrated market	12.7	22.8
Transmission	35.2	35.8
Other	11.0	6.6
Revenues from contracts with customers	$544.6	$578.1

4.
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

The Registrants had no financial instruments measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. The following table presents the carrying amount and fair value of the Registrants' financial instruments at March 31, 2023 and December 31, 2022, as well as the classification level within the fair value hierarchy.

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$500.0	$496.5	$499.9	$491.2	Level 2
OGE Energy Term Loan	$49.8	$50.0	$49.8	$50.0	Level 2
OG&E Senior Notes	$4,299.7	$4,037.0	$3,854.2	$3,477.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.2	$7.1	$9.3	$7.3	Level 3

5.
Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2023 and 2022 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy		OG&E
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2023	2022	2023	2022
Performance units	$2.2	$1.8	$0.5	$0.6
Restricted stock units	0.8	0.5	0.1	0.2
Total compensation expense	$3.0	$2.3	$0.6	$0.8
Income tax benefit	$0.7	$0.6	$0.1	$0.2

During the three months ended March 31, 2023, OGE Energy issued 82,321 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan and issued 2,371 shares of treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the three months ended March 31, 2023, OGE Energy granted 213,442 performance units (based on total shareholder return over a three-year period) and 114,926 restricted stock units (primarily a three-year cliff vesting period) to employees at $43.74 and $37.52 fair value per share, respectively. Of those performance units and restricted stock units granted, 65,069 and 35,034 were granted to OG&E employees, respectively, at $43.74 and $37.52 fair value per share, respectively.

6.
Income Taxes

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2019. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Oklahoma investment state tax credits are also earned on investments at electric generating facilities which further reduce OG&E's effective tax rate.

7.
Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2023.

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

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income	$38.3	$279.5
Average common shares outstanding:
Basic average common shares outstanding	200.2	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.4
Diluted average common shares outstanding	200.8	200.6
Basic earnings per average common share	$0.19	$1.40
Diluted earnings per average common share	$0.19	$1.39
Anti-dilutive shares excluded from earnings per share calculation	—	—

8.
Long-Term Debt

At March 31, 2023, the Registrants were in compliance with all of their debt agreements.

In 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. The Registrants intend to repay each of the $500.0 million senior notes due May 26, 2023.

In April 2023, OG&E issued $350.0 million of 5.60 percent Senior Notes due April 1, 2053. In January 2023, OG&E issued $450.0 million of 5.40 percent Senior Notes due January 15, 2033. The proceeds from these issuances were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million of 0.553 percent Senior Notes due May 26, 2023 and the funding of its capital investment program and working capital needs.

OGE Energy has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan. During the three months ended March 31, 2023, the interest rate for the $50.0 million drawn on the term loan under this credit agreement ranged from 5.375 percent to 5.875 percent.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.85%	-	4.45%	Garfield Industrial Authority, January 1, 2025	$47.0
1.85%	-	4.30%	Muskogee Industrial Authority, January 1, 2025	32.4
1.85%	-	4.45%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

9.
Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. The Registrants had no short-term debt at March 31, 2023 and December 31, 2022.

The following table presents information regarding the Registrants' revolving credit agreements at March 31, 2023.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$—	—%	(F)	December 17, 2027 (G)
OGE Energy (C)	50.0	—	—%	(F)	May 24, 2025
OG&E (D)(E)	550.0	0.4	1.15%	(F)	December 17, 2027 (G)
Total	$1,150.0	$0.4	1.15%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2023.
(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)
OGE Energy has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan.
(D)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2027. At March 31, 2023, there were no intercompany borrowings under this agreement.
(F)
Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(G)
In December 2022, the Registrants each entered into an amendment to their credit facility that extended the term of each credit facility for one year, until December 2027. Further, each credit facility amendment gave each of the Registrants the option of extending such commitments for up to two additional one-year periods.

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

10.
Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the three months ended March 31, 2023, the Registrants experienced an increase in the amount of lump sum payments paid to employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OGE Energy	March 31,		March 31,
(In millions)	2023	2022	2023	2022
Service cost	$1.4	$2.2	$0.3	$0.3
Interest cost	4.0	3.4	—	—
Expected return on plan assets	(4.0)	(6.8)	—	—
Amortization of net loss	2.2	1.9	—	—
Amortization of unrecognized prior service cost (A)	—	—	0.1	0.1
Settlement cost	18.2	13.2	—	—
Net periodic benefit cost	$21.8	$13.9	$0.4	$0.4
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OG&E	March 31,		March 31,
(In millions)	2023	2022	2023	2022
Service cost	$1.1	$1.7	$—	$—
Interest cost	3.1	2.6	—	—
Expected return on plan assets	(3.2)	(5.3)	—	—
Amortization of net loss	1.9	1.6	—	—
Settlement cost	17.2	3.6	—	—
Total net periodic benefit cost	20.1	4.2	—	—
Plus: Amount allocated from OGE Energy	1.6	1.8	0.4	0.4
Net periodic benefit cost	$21.7	$6.0	$0.4	$0.4

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans for the three months ended March 31, 2023 and 2022, the Registrants recognized the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Increase of regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$20.2	$1.9
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$16.7	$4.7
Arkansas jurisdiction (A)	$1.5	$0.4
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2023	2022	2023	2022
Service cost	$—	$0.1	$—	$—
Interest cost	1.3	0.9	1.0	0.7
Expected return on plan assets	(0.4)	(0.4)	(0.4)	(0.4)
Amortization of net (gain) loss	(0.1)	0.5	—	0.5
Amortization of unrecognized prior service cost (A)	—	(1.0)	—	(0.9)
Total net periodic benefit cost	0.8	0.1	0.6	(0.1)
Plus: Amount allocated from OGE Energy			0.1	—
Net periodic benefit cost (income)	$0.8	$0.1	$0.7	$(0.1)
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three months ended March 31, 2023 and 2022, the Registrants recognized the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Increase of regulatory asset and decrease of regulatory liability, respectively, related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.1	$(0.3)
(A)
Included in the pension regulatory asset or liability in each jurisdiction, as presented in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three months ended March 31, 2023 and 2022.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2023	2022	2023	2022
Capitalized portion of net periodic pension benefit cost	$0.6	$0.8	$0.5	$0.7
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$—	$—

11.
Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. During 2022, OGE Energy held an investment in Energy Transfer's equity securities and reported the investment's activity, as well as Enable legacy pension and postretirement costs, through the natural gas midstream operations segment. As of the end of September 2022, OGE Energy had sold all of Energy Transfer's limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations segment. The following tables present the results of OGE Energy's business segments for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$557.2	$—	$—	$557.2
Fuel, purchased power and direct transmission expense	200.6	—	—	200.6
Other operation and maintenance	131.5	(1.1)	—	130.4
Depreciation and amortization	121.2	—	—	121.2
Taxes other than income	27.1	1.4	—	28.5
Operating income (loss)	76.8	(0.3)	—	76.5
Other income (expense)	15.3	4.5	(3.4)	16.4
Interest expense	45.7	5.5	(3.4)	47.8
Income tax expense	6.6	0.2	—	6.8
Net income (loss)	$39.8	$(1.5)	$—	$38.3
Total assets	$12,762.7	$587.1	$(559.5)	$12,790.3

Three Months Ended March 31, 2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$589.3	$—	$—	$—	$589.3
Fuel, purchased power and direct transmission expense	255.7	—	—	—	255.7
Other operation and maintenance	115.5	0.7	(1.2)	—	115.0
Depreciation and amortization	107.4	—	—	—	107.4
Taxes other than income	26.8	—	1.3	—	28.1
Operating income (loss)	83.9	(0.7)	(0.1)	—	83.1
Gain on equity securities	—	282.3	—	—	282.3
Other income (expense)	0.7	8.7	—	(0.1)	9.3
Interest expense	38.2	—	2.0	(0.1)	40.1
Income tax expense	7.4	60.2	(12.5)	—	55.1
Net income	$39.0	$230.1	$10.4	$—	$279.5
Total assets	$11,898.8	$1,068.8	$320.9	$(194.9)	$13,093.6

12.
Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to the financial statements included in the Registrants' 2022 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' material commitments and contingent liabilities.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Registrants' business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of OG&E's operations are in substantial compliance with current federal, state and local environmental standards.

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

13.
Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 14 to the financial statements included in the Registrants' 2022 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

APSC Proceedings

Arkansas 2022 Formula Rate Plan Filing

In October 2022, OG&E filed its fifth evaluation report under its Formula Rate Plan, and on February 1, 2023, OG&E and the APSC Staff filed a non-unanimous joint settlement agreement, which included an annual electric revenue increase of $9.6 million. The Arkansas Attorney General and the Arkansas Valley Electric Consumers agreed not to oppose the settlement. On March 2, 2023, the APSC issued a final order approving the non-unanimous settlement agreement, and new rates became effective April 1, 2023.

OCC Proceedings

2021 Oklahoma Fuel Prudency

On July 1, 2022, the OCC Public Utility Division Staff filed their application initiating the review of the 2021 fuel adjustment clause and prudence review. On February 21, 2023, a Joint Stipulation and Settlement Agreement was filed, and OG&E filed its testimony in support of such agreement. The stipulating parties, which include the OCC Public Utility Division Staff and the Oklahoma Attorney General, agreed that: (i) OG&E's practices, policies and judgment for fuel procurement during 2021 were prudent; (ii) OG&E's power purchase costs and expenses, monthly fuel filings and processes and fuel-related investments and decisions for 2021 were fair, just and reasonable and (iii) OG&E exercised prudent judgement pertaining to all such matters and that the electric generation, purchased power and fuel procurement expenses were prudently incurred. Further, the stipulating parties agreed to certain revisions of the fuel clause adjustment tariff, including a revised semi-annual fuel clause adjustment factor redetermination process which will be subject to the OCC Public Utility Division approval or denial. On April 20, 2023, the OCC issued a final order approving the Joint Stipulation and Settlement agreement, declaring that the electric generation, purchase power and fuel procurement practices, policies, judgment and fuel purchase costs and expenses incurred for the calendar year 2021 are approved as prudent, fair, just and reasonable.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the court of appeals decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed a report on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. The SPP also urged that all pending complaint proceedings, including OG&E's complaint and three similar complaints against the SPP, be resolved before any refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of March 31, 2023, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

In November 2022, the FERC issued an order denying OG&E's complaint against the SPP. It also issued orders granting the other three complaints against the SPP in part but awarded no relief. All four complainants timely sought rehearing of these orders. Those rehearing petitions remain pending, though the FERC has issued an order deeming them denied by operation of law, allowing OG&E and the other complainants to appeal them. OG&E and the other complainants have each accordingly filed petitions for review in the U.S. Court of Appeals for the Eighth Circuit. The FERC can continue to consider the rehearings on the merits, and the complainants will be able to appeal any denial on the merits, as well.

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

OCC Proceedings

Oklahoma Retail Electric Supplier Certified Territory Act Causes

As previously disclosed, several rural electric cooperative electricity suppliers filed complaints with the OCC alleging that OG&E, because it was providing service to large loads in another supplier's territory, had violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers under specific exemptions under this act that allow it to serve customers having a load of one megawatt or greater. There were five complaint cases initiated at the OCC, and the OCC issued decisions on each of them. The OCC ruled in favor of the electric cooperatives in three of those cases under statutory interpretation and ruled in favor of OG&E in two of those cases under injunctive theory. All five of those cases were appealed to the Oklahoma Supreme Court.

On April 4, 2023, the Oklahoma Supreme Court issued its opinion which vacated the OCC's injunctions with respect to four of the cases and held that the Oklahoma Retail Electric Supplier Certified Territory Act does not limit the mechanism by which OG&E may provide service to large loads in another supplier's territory pursuant to the one megawatt exception. The one pending legal issue left for the Oklahoma Supreme Court to resolve is a statutory interpretation on how a supplier calculates "connected load for initial full operation" for purposes of the exemption under the act. If the Oklahoma Supreme Court ultimately were to find that the customers being served in this single case are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers and may also be required to reimburse the certified territory supplier in this case for an amount of lost revenue. Such amounts would not be expected to be material to the Registrants' results of operations.

SPP Proceedings

Planning Reserve Margin and Performance Based Accreditation

On July 26, 2022, the SPP Board of Directors approved a planning reserve margin increase from 12 percent to 15 percent that each load serving entity, such as OG&E, must maintain. This change will be effective for the summer of 2023. OG&E has secured short-term bilateral contracts for the capacity needed to satisfy the 2023 requirements brought about by the increase to the SPP’s planning reserve margin.

At the same time, the SPP Board of Directors also approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. As a result, OG&E is currently evaluating its plan to fill the incremental capacity needs brought about by this policy change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction and Overview

OGE Energy is a holding company whose primary investment provides electricity in Oklahoma and western Arkansas. OGE Energy's electric company operations are conducted through OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and are reported through OGE Energy's electric company business segment. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is a wholly-owned subsidiary of OGE Energy. OG&E is the largest electric company in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

The accounts of OGE Energy and its wholly-owned subsidiaries, including OG&E, are included in OGE Energy's condensed consolidated financial statements. All intercompany transactions and balances are eliminated in such consolidation.

During 2022, OGE Energy accounted for its investment in Energy Transfer as an investment in equity securities and reported the Energy Transfer investment, along with legacy Enable seconded employee pension and postretirement costs, through OGE Energy's natural gas midstream operations segment. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units. Therefore, beginning in 2023, OGE Energy no longer has a natural gas operations reporting segment. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings.

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities and encourage growth and a higher quality of life. OGE Energy's purpose comes with a balanced approach to multifaceted stewardship: keeping its employees (internally referred to as "members") safe, reducing its environmental impact, strengthening its diverse communities and ensuring its effective corporate governance. OGE Energy's business model is centered around growth and sustainability for members, communities and customers and the owners of OGE Energy, its shareholders. OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of earnings per share of five to seven percent at the electric company, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and increasingly cleaner generation resources, environmental stewardship, strong governance practices and caring for and supporting its members and communities. Further discussion of OGE Energy's strategy can be found in its 2022 Form 10-K.

Recent Developments

Global Macroeconomic Pressures

Geopolitical events, including the global COVID-19 pandemic, and related governmental and business responses continue to have an impact on the Registrants' operations, supply chains and end-user customers. The Registrants have experienced, and are pursuing mitigation strategies for, raw material inflation, logistical challenges and certain component shortages. Supply chain disruption, including disruptions related to utility-scale solar components, may result in delays in construction activities and equipment deliveries related to OGE Energy's capital projects. Rising interest rates have increased the cost of debt that OG&E has incurred during 2023 in order to help fund its capital investment program. The timing and extent of the financial impact from these events have not been material to the Registrants' operations at this time but are still uncertain, and the Registrants cannot predict the magnitude of the impact to the results of their business and results of operations.

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 13 within "Item 1. Financial Statements." OG&E is evaluating the timing of its next rate review in Oklahoma, which could be filed during the second half of 2023.

Summary of OGE Energy Operating Results

Three Months Ended March 31, 2023 as compared to the Three Months Ended March 31, 2022

OGE Energy's net income was $38.3 million, or $0.19 per diluted share, during the three months ended March 31, 2023 as compared to $279.5 million, or $1.39 per diluted share, during the same period in 2022. The decrease in net income of $241.2 million, or $1.20 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $0.8 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues driven by the recovery of capital investments (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) and higher net other income, partially offset by an increase in other operation and maintenance expense, higher depreciation and amortization expense due to increased depreciation rates resulting from the most recent Oklahoma general rate review, as well as additional assets being placed into service, and higher interest expense.
•
A decrease in net income of other operations (holding company) of $11.9 million, or $0.06 per diluted share of OGE Energy's common stock, was primarily due to higher income tax expense as a result of a 2022 consolidating tax benefit related to the unrealized gain of OGE Energy's investment in Energy Transfer's equity securities during the first quarter of 2022 that reversed over the course of the year.
•
A decrease in net income at OGE Holdings of $230.1 million, or $1.15 per diluted share of OGE Energy's common stock, was due to OGE Energy's sale of all Energy Transfer limited partner units during 2022. As further discussed in Note 11 within "Item 1. Financial Statements," beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment.

2023 Outlook

OGE Energy's 2023 earnings guidance remains unchanged and is projected to be between $387 million to $416 million, or $1.93 to $2.07 per average diluted share, with a midpoint of $402 million, or $2.00 per average diluted share. OG&E is projected to earn approximately $400 million to $421 million, or $1.99 to $2.09 per average diluted share, with a midpoint of $411 million, or $2.04 per average diluted share. A loss of $5 million to $13 million, or $0.02 to $0.06 per average diluted share, is projected for other operations (primarily the holding company) with a midpoint of a loss of $9 million, or $0.04 per average diluted share. The guidance assumes, among other things, approximately 201 million average diluted shares outstanding and normal weather for the year. OG&E has significant seasonality in its earnings due to weather on a year over year basis. See OGE Energy's 2022 Form 10-K for other key factors and assumptions underlying its 2023 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three months ended March 31, 2023 as compared to the same period in 2022 and the Registrants' financial position at March 31, 2023. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
OGE Energy	March 31,
(In millions, except per share data)	2023	2022
Net income	$38.3	$279.5
Basic average common shares outstanding	200.2	200.2
Diluted average common shares outstanding	200.8	200.6
Basic earnings per average common share	$0.19	$1.40
Diluted earnings per average common share	$0.19	$1.39
Dividends declared per common share	$0.4141	$0.4100

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net income (loss):
OG&E (Electric Company)	$39.8	$39.0
Other operations (A)	(1.5)	10.4
OGE Holdings (Natural Gas Midstream Operations) (B)	—	230.1
OGE Energy net income	$38.3	$279.5
(A)
Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations.
(B)
As a result of OGE Energy's sale of all Energy Transfer units by the end of September 2022, OGE Energy no longer has a natural gas midstream operations reporting segment, beginning in 2023. More information regarding the change in reporting segments is discussed in Note 11 within "Item 1. Financial Statements."

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022
Operating revenues	$557.2	$589.3
Fuel, purchased power and direct transmission expense	200.6	255.7
Other operation and maintenance	131.5	115.5
Depreciation and amortization	121.2	107.4
Taxes other than income	27.1	26.8
Operating income	76.8	83.9
Allowance for equity funds used during construction	4.5	1.3
Other net periodic benefit income (expense)	1.6	(1.4)
Other income	10.1	1.2
Other expense	0.9	0.4
Interest expense	45.7	38.2
Income tax expense	6.6	7.4
Net income	$39.8	$39.0
Operating revenues by classification:
Residential	$211.7	$231.7
Commercial	138.4	131.5
Industrial	52.9	58.7
Oilfield	47.7	53.4
Public authorities and street light	46.2	49.4
System sales revenues	496.9	524.7
Provision for tax refund	1.4	(0.6)
Integrated market	12.7	22.8
Transmission	35.2	35.8
Other	11.0	6.6
Total operating revenues	$557.2	$589.3
MWh sales by classification (In millions)
Residential	2.2	2.5
Commercial	1.9	1.6
Industrial	1.0	1.0
Oilfield	1.1	1.0
Public authorities and street light	0.7	0.7
System sales	6.9	6.8
Integrated market	0.1	0.3
Total sales	7.0	7.1
Number of customers	890,413	882,499
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	4.234	6.064
Coal	3.380	2.752
Total fuel	3.789	4.220
Total fuel and purchased power	2.721	3.436
Degree days (A)
Heating - Actual	1,692	2,010
Heating - Normal	1,887	1,887
Cooling - Actual	6	3
Cooling - Normal	10	10
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

OG&E's net income increased $0.8 million, or 2.1 percent, during the three months ended March 31, 2023, as compared to the same period in 2022. The following section discusses the primary drivers for the increase in net income during the three months ended March 31, 2023, as compared to the same period in 2022.

Operating revenues decreased $32.1 million, or 5.4 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$(55.1)
Quantity impacts (includes weather)	(2.1)
Other	(1.0)
Wholesale transmission revenue	(0.8)
Industrial and oilfield sales	0.5
New customer growth	2.8
Non-residential demand and related revenues	3.0
Guaranteed Flat Bill Program (B)	5.3
Price variance	15.3
Change in operating revenues	$(32.1)
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the change in fuel, purchased power and direct transmission expense during the period is further detailed in the table below.
(B)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill Program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $55.1 million, or 21.5 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$(42.3)	(35.5)%
Purchased power costs:
Purchases from SPP (B)	(11.0)	(10.6)%
Wind	0.6	4.6%
Transmission expense	(2.4)	(13.0)%
Change in fuel, purchased power and direct transmission expense	$(55.1)
(A)
Decreased primarily due to a reduction in MWhs generated as well as a reduction in the cost of fuel purchased.
(B)
Decreased primarily due to lower market prices for fuel, partially offset by an increase in MWhs purchased.

Other operation and maintenance expense increased $16.0 million, or 13.9 percent, primarily driven by the below factors.

(In millions)	$ Change	% Change
Payroll and benefits	$8.9	13.3%
Vegetation management	6.3	66.7%
Other	4.2	7.7%
Contract technical and construction services	2.3	15.8%
Materials and supplies	1.1	18.3%
Capitalized labor	(6.8)	19.0%
Change in other operation and maintenance expense	$16.0

Depreciation and amortization expense increased $13.8 million, or 12.8 percent, primarily due to increased depreciation rates resulting from the most recent Oklahoma general rate review, additional assets being placed into service and increased amortization of the regulatory asset related to storms.

Net other income increased $14.6 million, primarily due to the carrying charge for the increased fuel under recovery balance and higher allowance for equity funds used during construction.

Interest expense increased $7.5 million, or 19.6 percent, primarily due to additional long-term debt resulting from the $450.0 million senior notes issuance in January 2023.

Income tax expense decreased $0.8 million, or 10.8 percent, reflecting lower income tax expense primarily related to additional amortization of unfunded deferred taxes, partially offset by decreased state tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

OGE Energy's former natural gas midstream operations reporting segment included OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 1. Financial Statements" for further discussion of the activity of Energy Transfer's equity securities during the three months ended March 31, 2022.

OGE Holdings' income tax expense decreased $60.3 million, primarily due to lower pre-tax income resulting from OGE Energy's divestiture of all Energy Transfer limited partner units in 2022.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Three Months Ended
	March 31,		2023 vs. 2022
(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided from operating activities (A)	$147.8	$58.9	$88.9	*
Net cash used in investing activities (B)	$(287.7)	$(220.4)	$(67.3)	30.5%
Net cash provided from financing activities (C)	$358.8	$161.5	$197.3	*

* Change is greater than 100 percent.

(A)
Changed primarily due to an increase in cash received from customers, partially offset by an increase in vendor payments.
(B)
Changed primarily due to increased investments in technology and power delivery projects.
(C)
Changed primarily due to OG&E's $450.0 million senior notes issuance in January 2023, partially offset by decreased short-term debt, which was used to provide additional liquidity for increased fuel and purchased power costs and working capital needs incurred by OG&E in 2022.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at March 31, 2023 compared to December 31, 2022.

Cash and Cash Equivalents increased $218.9 million, primarily due to proceeds from OG&E's $450.0 million senior notes issuance in January 2023.

Accounts Receivable and Accrued Unbilled Revenues decreased $43.4 million, or 13.4 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower seasonal usage in March 2023 as compared to December 2022.

Fuel Inventories increased $19.8 million, or 18.2 percent, primarily due to higher volumes of coal and gas purchases.

Materials and Supplies, at Average Cost increased $18.2 million, or 10.1 percent, primarily due to increased inventory which is partly a result of the ongoing supply chain and inflation impacts of the current economic environment.

Fuel Clause Under Recoveries decreased $144.8 million, or 28.1 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power. OG&E has implemented updated fuel factors to address recovery of the fuel under recovery balance.

Accounts Payable decreased $121.3 million, or 27.0 percent, primarily due to the timing of vendor payments.

Accrued Taxes decreased $18.2 million, or 33.7 percent, primarily due to the timing of ad valorem tax payments.

Accrued Interest increased $7.6 million, or 18.5 percent, primarily due to OG&E's $450.0 million senior notes issuance in January 2023, as well as the timing of interest payments and accruals.

Accrued Compensation decreased $8.5 million, or 23.0 percent, primarily due to 2022 incentive compensation payouts that occurred in the first quarter of 2023, partially offset by 2023 accruals.

Future Material Cash Requirements

OGE Energy's primary, material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, including the $1.0 billion in senior notes ($500.0 million for OGE Energy and $500.0 million for OG&E) due in May 2023, operating lease obligations, fuel clause under recoveries and other general corporate purposes. Further, working capital requirements can be seasonal. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings.

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2023 through 2027 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2022 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2022 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. The investments identified in the Registrants' 2022 Form 10-K do not include amounts related to new generation capacity needs as outlined in OG&E's October 2021 IRP and recent changes to the SPP's planning reserve margin and resource capacity accreditation. OG&E intends to file for approval of the generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could also vary depending on the amount and timing of incremental generation capacity investments. Supply chain disruption may increase the risk of delays in construction activities and equipment deliveries related to OGE Energy's capital projects.

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

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements maturing in one year or less. During the three months ended March 31, 2023, OGE Energy did not utilize any short-term debt.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at March 31, 2023.

(Dollars in millions)	March 31, 2023
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$1,149.6
Balance of cash and cash equivalents	$307.0

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

Long-Term Debt

In April 2023, OG&E issued $350.0 million of 5.60 percent Senior Notes due April 1, 2053. In January 2023, OG&E issued $450.0 million of 5.40 percent Senior Notes due January 15, 2033. The proceeds from these issuances were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million of 0.553 percent Senior Notes due May 26, 2023 and the funding of its capital investment program and working capital needs.

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

In management's opinion, the areas where the most significant judgment is exercised for the Registrants include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, asset retirement obligations, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2022 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the condensed financial statements. At the present time, based on available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their condensed financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 12 and 13 within "Item 1. Financial Statements" for further discussion of the Registrants' commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact the Registrants' business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of OG&E's operations are in substantial compliance with current federal, state and local environmental standards.

President Biden's Administration has taken a number of actions that adopt policies and affect environmental regulations, including issuance of executive orders that instruct the EPA and other executive agencies to review certain rules that affect OG&E with a view to achieving nationwide reductions in greenhouse gas emissions. The Registrants are monitoring these actions which are in various stages of being implemented. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty.

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

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOx emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On March 15, 2023, the EPA released a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA’s aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOx emissions budget for electric generating units, including OG&E’s units, beginning in 2023; the rule will become effective 60 days after being published in the Federal Register. OG&E is reviewing the new rule to determine what, if any, material impacts will occur as a result of compliance with this rule.

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

On April 24, 2023, the EPA published in the Federal Register a proposed rule, National Emission Standards for Hazardous Air Pollutants: Coal- and Oil-Fired Electric Utility Steam Generating Units - Review of the Residual Risk and Technology Review. The proposal contains the results of the EPA’s review of the May 2020 risk and technology review for the Mercury and Air Toxics Standards and proposes changes to certain emission standards and compliance measures. Comments are due to the EPA by June 23, 2023. OG&E is reviewing the proposal; however, it is unknown what potential material impacts to OG&E, if any, will be from this action by the EPA.

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, including President Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry by 2035 and the September 2022 EPA non-rulemaking docket for public input related to the EPA's efforts to reduce emissions of greenhouse gases from new and existing fossil fuel-fired electric generating units under Clean Air Act Section 111. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. On March 15, 2023, the EPA sent its proposed Clean Air Act Section 111 rule to the Office of Management and Budget for interagency review. The proposal that is under the Office of Management and Budget review is described as encompassing both the Section 111(b) and 111(d) rulemakings for new units and existing units, respectively. The date for public release of the proposal by the EPA is unknown at this time, and it is unknown what the outcome, or any potential material impacts to OG&E, if any, will be from the actions by the EPA.

OG&E has reduced carbon dioxide emissions by over 40 percent compared to 2005 levels, and during the same period, emissions of ozone-forming NOx have been reduced by approximately 80 percent and emissions of SO2 have been reduced by approximately 90 percent. OG&E expects to further reduce carbon dioxide emissions to 50 percent of 2005 levels by 2030. To comply with the EPA rules, OG&E converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's SmartHours and Load Reduction Program involve active engagement with customers to reduce the amount of generation required to serve peak demand. OG&E is also planning to deploy more renewable energy sources that do not emit greenhouse gases.

In October 2021, OG&E issued its most recent IRP to the OCC and APSC that proposes to expand its renewable generation fleet, including the potential development of additional solar resources. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy.

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

On September 14, 2022, the USFWS published a proposal to list the Tricolored Bat as endangered under the Endangered Species Act. According to the proposal, the current known range of the Tricolored Bat extends to 36 states, including Oklahoma and Arkansas. A listing decision is expected in the second half of 2023. OG&E is closely monitoring this issue due to possible future impacts; however, it is unknown at this time what, if any, material impacts will result from the USFWS action.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. On August 3, 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the effluent limitation guidelines rule after completing its review of the October 2020 rule. The existing effluent limitation guidelines will remain in effect while the EPA undertakes this new rulemaking, with a compliance date of no later than December 31, 2025. On March 29, 2023, the EPA published a proposed rule to revise the effluent limitation guidelines for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. The proposed rule would prohibit any discharge from bottom ash transport water systems and has a compliance date of December 31, 2029. OG&E is planning to install dry bottom ash handling technology that will comply with the rule.

On March 29, 2023, the EPA issued a proposed rule addressing drinking water contaminates under the Safe Drinking Water Act that would set limits and testing requirements for certain substances in public water supplies. OG&E has three locations that meet the definition of public water supplies that are required to test and report on these certain substances. OG&E will evaluate source water at all affected facilities under the proposed rule.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Registrants from those discussed in the Registrants' 2022 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2022 Form 10-K for a description of certain legal proceedings presently pending. Except as described in Note 13 within "Part I - Item 1. Financial Statements," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2022 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01

Supplemental Indenture No. 23 dated as of January 5, 2023 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 5, 2023 (File No. 1-1097) and incorporated by reference herein).

		X	X
4.02

Supplemental Indenture No. 24 dated as of April 3, 2023 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 3, 2023 (File No. 1-1097) and incorporated by reference herein).

		X	X
10.01*

OGE Energy's 2023 Annual Executive Incentive Compensation Plan (Filed as Exhibit 10.14 to OGE Energy's Form 10-K for the year ended December 31, 2022 (File No. 1-12579) and incorporated by reference herein).

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

May 3, 2023