Form 10-Q
period 2023-06-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2023-08-09
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2023, there were 200,287,364 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At June 30, 2023, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the former midstream businesses of OGE Energy and CenterPoint Energy, Inc. (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings, LLC, wholly-owned subsidiary of OGE Energy and previous holder of OGE Energy's former investment in Energy Transfer's equity securities
PM	Particulate matter
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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
•
factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fossil fuel, natural gas or coal supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$589.2	$791.0	$1,133.8	$1,369.1
Other revenues	15.8	12.7	28.4	23.9
Operating revenues	605.0	803.7	1,162.2	1,393.0
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	181.8	393.3	382.4	649.0
OPERATING EXPENSES
Other operation and maintenance	128.3	118.1	258.7	233.1
Depreciation and amortization	124.1	111.6	245.3	219.0
Taxes other than income	24.4	24.1	52.9	52.2
Operating expenses	276.8	253.8	556.9	504.3
OPERATING INCOME	146.4	156.6	222.9	239.7
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	5.1	0.9	9.6	2.2
Other net periodic benefit income (expense)	1.1	(2.7)	2.6	(12.1)
Gain (loss) on equity securities (Note 1)	—	(39.6)	—	242.7
Other income	12.7	21.9	29.6	44.5
Other expense	(4.4)	(8.4)	(10.9)	(13.6)
Net other income (expense)	14.5	(27.9)	30.9	263.7
INTEREST EXPENSE
Interest on long-term debt	52.9	39.5	101.0	78.9
Allowance for borrowed funds used during construction	(1.3)	(0.9)	(3.4)	(2.1)
Interest on short-term debt and other interest charges	6.1	3.8	7.9	5.7
Interest expense	57.7	42.4	105.5	82.5
INCOME BEFORE TAXES	103.2	86.3	148.3	420.9
INCOME TAX EXPENSE	14.8	13.2	21.6	68.3
NET INCOME	$88.4	$73.1	$126.7	$352.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.3	200.2	200.3	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.8	200.7	200.8	200.6
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.44	$0.37	$0.63	$1.76
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.44	$0.36	$0.63	$1.76

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net income	$88.4	$73.1	$126.7	$352.6
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	0.1	0.1
Amortization of deferred net loss, net of tax of $0.0, $0.2, $0.1 and $0.3, respectively	0.3	0.2	0.5	0.5
Settlement cost, net of tax of $0.1, $0.2, $0.3 and $2.4, respectively	0.2	0.7	1.1	8.1
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	(0.1)	—
Other comprehensive income, net of tax	0.5	0.9	1.6	8.7
Comprehensive income	$88.9	$74.0	$128.3	$361.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126.7	$352.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	245.3	219.0
Deferred income taxes and other tax credits, net	1.2	(33.5)
Gain on investment in equity securities	—	(242.7)
Allowance for equity funds used during construction	(9.6)	(2.2)
Stock-based compensation expense	6.3	4.6
Regulatory assets	(65.9)	(46.5)
Regulatory liabilities	(55.0)	(43.2)
Other assets	(2.2)	19.4
Other liabilities	2.3	(11.1)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(32.0)	(101.5)
Income taxes receivable	13.9	0.1
Fuel, materials and supplies inventories	(44.4)	(53.0)
Fuel recoveries	316.6	(119.8)
Other current assets	47.6	(42.2)
Accounts payable	(111.8)	19.5
Other current liabilities	17.9	88.6
Net cash provided from operating activities	456.9	8.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(580.6)	(450.8)
Proceeds from sales of equity securities	—	627.4
Other	(2.1)	(2.9)
Net cash (used in) provided from investing activities	(582.7)	173.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	788.8	49.8
Payment of long-term debt	(1,000.1)	—
Increase (decrease) in short-term debt	418.1	(61.5)
Dividends paid on common stock	(166.5)	(164.4)
Cash paid for employee equity-based compensation and expense of common stock	(2.3)	(0.8)
Net cash provided from (used in) financing activities	38.0	(176.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(87.8)	4.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88.1	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.3	$4.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.3	$88.1
Accounts receivable, less reserve of $1.7 and $1.9, respectively	262.2	250.1
Accrued unbilled revenues	94.1	74.2
Income taxes receivable	6.8	20.7
Fuel inventories	117.7	108.8
Materials and supplies, at average cost	216.0	180.5
Fuel clause under recoveries	198.3	514.9
Other	55.7	103.5
Total current assets	951.1	1,340.8
OTHER PROPERTY AND INVESTMENTS
Other	108.7	105.8
Total other property and investments	108.7	105.8
PROPERTY, PLANT AND EQUIPMENT
In service	15,211.9	14,695.2
Construction work in progress	416.1	436.1
Total property, plant and equipment	15,628.0	15,131.3
Less: accumulated depreciation	4,688.4	4,584.5
Net property, plant and equipment	10,939.6	10,546.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	574.5	524.3
Other	30.7	27.0
Total deferred charges and other assets	605.2	551.3
TOTAL ASSETS	$12,604.6	$12,544.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$418.1	$—
Accounts payable	337.7	448.9
Dividends payable	82.9	82.9
Customer deposits	96.4	88.8
Accrued taxes	47.6	54.0
Accrued interest	57.3	41.1
Accrued compensation	35.5	37.0
Long-term debt due within one year	—	999.9
Other	51.7	49.6
Total current liabilities	1,127.2	1,802.2
LONG-TERM DEBT	4,339.0	3,548.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	174.2	176.9
Deferred income taxes	1,262.4	1,233.5
Deferred investment tax credits	11.7	12.0
Regulatory liabilities	1,100.0	1,147.1
Other	211.0	210.9
Total deferred credits and other liabilities	2,759.3	2,780.4
Total liabilities	8,225.5	8,131.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,138.4	1,134.5
Retained earnings	3,251.0	3,290.9
Accumulated other comprehensive loss, net of tax	(10.3)	(11.9)
Treasury stock, at cost	—	(0.1)
Total stockholders' equity	4,379.1	4,413.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,604.6	$12,544.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	38.3	—	38.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.6)	—	(83.6)
Stock-based compensation	0.1	—	—	0.1	0.7	—	—	0.8
Balance at March 31, 2023	200.3	$2.0	—	$—	$1,133.2	$3,245.6	$(10.8)	$4,370.0
Net income	—	—	—	—	—	88.4	—	88.4
Other comprehensive income, net of tax	—	—	—	—	—	—	0.5	0.5
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.0)	—	(83.0)
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Balance at June 30, 2023	200.3	$2.0	—	$—	$1,136.4	$3,251.0	$(10.3)	$4,379.1

Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	279.5	—	279.5
Other comprehensive income, net of tax	—	—	—	—	—	—	7.8	7.8
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.3)	—	(82.3)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Balance at March 31, 2022	200.1	$2.0	—	$(0.1)	$1,125.2	$3,152.6	$(17.0)	$4,262.7
Net income	—	—	—	—	—	73.1	—	73.1
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.1)	—	(82.1)
Stock-based compensation	0.1	—	—	—	2.3	—	—	2.3
Balance at June 30, 2022	200.2	$2.0	—	$(0.1)	$1,127.5	$3,143.6	$(16.1)	$4,256.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$589.2	$791.0	$1,133.8	$1,369.1
Other revenues	15.8	12.7	28.4	23.9
Operating revenues	605.0	803.7	1,162.2	1,393.0
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	181.8	393.3	382.4	649.0
OPERATING EXPENSES
Other operation and maintenance	128.6	118.3	260.1	233.8
Depreciation and amortization	124.1	111.6	245.3	219.0
Taxes other than income	23.5	23.3	50.6	50.1
Operating expenses	276.2	253.2	556.0	502.9
OPERATING INCOME	147.0	157.2	223.8	241.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	5.1	0.9	9.6	2.2
Other net periodic benefit income (expense)	1.6	(1.8)	3.2	(3.2)
Other income	8.3	1.0	18.4	2.2
Other expense	(1.8)	(0.4)	(2.7)	(0.8)
Net other income	13.2	(0.3)	28.5	0.4
INTEREST EXPENSE
Interest on long-term debt	51.6	38.6	98.1	77.1
Allowance for borrowed funds used during construction	(1.3)	(0.9)	(3.4)	(2.1)
Interest on short-term debt and other interest charges	1.8	2.1	3.1	3.0
Interest expense	52.1	39.8	97.8	78.0
INCOME BEFORE TAXES	108.1	117.1	154.5	163.5
INCOME TAX EXPENSE	16.2	16.4	22.8	23.8
NET INCOME	$91.9	$100.7	$131.7	$139.7
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$91.9	$100.7	$131.7	$139.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131.7	$139.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	245.3	219.0
Deferred income taxes and other tax credits, net	(0.4)	182.2
Allowance for equity funds used during construction	(9.6)	(2.2)
Stock-based compensation expense	1.5	1.5
Regulatory assets	(65.9)	(46.5)
Regulatory liabilities	(55.0)	(43.2)
Other assets	(2.0)	1.3
Other liabilities	4.3	(1.1)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(32.6)	(101.7)
Fuel, materials and supplies inventories	(44.4)	(53.0)
Fuel recoveries	316.6	(119.8)
Other current assets	51.5	(39.8)
Accounts payable	(97.4)	35.1
Income taxes payable - parent	17.9	(155.9)
Other current liabilities	24.7	16.6
Net cash provided from operating activities	486.2	32.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(580.6)	(450.8)
Net cash used in investing activities	(580.6)	(450.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	55.9	332.6
Proceeds from long-term debt	788.8	—
Payment of long-term debt	(500.1)	—
Increase in short-term debt	—	90.9
Dividends paid on common stock	(250.0)	—
Net cash provided from financing activities	94.6	423.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.2	4.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$4.9

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$—
Accounts receivable, less reserve of $1.7 and $1.9, respectively	262.1	249.4
Accrued unbilled revenues	94.1	74.2
Advances to parent	17.2	91.0
Fuel inventories	117.7	108.8
Materials and supplies, at average cost	216.0	180.5
Fuel clause under recoveries	198.3	514.9
Other	46.3	97.8
Total current assets	951.9	1,316.6
OTHER PROPERTY AND INVESTMENTS	4.6	4.4
PROPERTY, PLANT AND EQUIPMENT
In service	15,205.8	14,689.1
Construction work in progress	416.1	436.1
Total property, plant and equipment	15,621.9	15,125.2
Less: accumulated depreciation	4,688.4	4,584.5
Net property, plant and equipment	10,933.5	10,540.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	574.5	524.3
Other	28.4	24.5
Total deferred charges and other assets	602.9	548.8
TOTAL ASSETS	$12,492.9	$12,410.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2023	2022
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$299.0	$395.8
Customer deposits	96.4	88.8
Accrued taxes	45.6	46.5
Accrued interest	57.3	40.8
Accrued compensation	27.3	27.8
Long-term debt due within one year	—	500.0
Other	51.3	49.3
Total current liabilities	576.9	1,149.0
LONG-TERM DEBT	4,289.1	3,498.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	97.1	98.3
Deferred income taxes	1,297.9	1,271.1
Deferred investment tax credits	11.7	12.0
Regulatory liabilities	1,100.0	1,147.1
Other	191.8	188.9
Total deferred credits and other liabilities	2,698.5	2,717.4
Total liabilities	7,564.5	7,365.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,576.1	1,574.6
Retained earnings	3,352.3	3,470.6
Total stockholder's equity	4,928.4	5,045.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,492.9	$12,410.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	39.8	39.8
Stock-based compensation	—	—	0.6	—	0.6
Balance at March 31, 2023	40.4	$100.9	$1,474.3	$3,510.4	$5,085.6
Net income	—	—	—	91.9	91.9
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.9	—	0.9
Balance at June 30, 2023	40.4	$100.9	$1,475.2	$3,352.3	$4,928.4

Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	39.0	39.0
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2022	40.4	$100.9	$1,471.6	$3,070.1	$4,642.6
Net income	—	—	—	100.7	100.7
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2022	40.4	$100.9	$1,472.3	$3,170.8	$4,744.0

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

1.
Summary of Significant Accounting Policies

Organization

OGE Energy is a holding company whose primary investment provides electricity in Oklahoma and western Arkansas. OGE Energy's electric company operations are conducted through its wholly-owned subsidiary, OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and are reported through OGE Energy's electric company business segment. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric company in Oklahoma, with a franchised service territory that includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at June 30, 2023 and December 31, 2022, the results of the Registrants' operations for the three and six months ended June 30, 2023 and 2022 and the Registrants' cash flows for the three and six months ended June 30, 2023 and 2022 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2023 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2022 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2023	2022
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$177.9	$474.3
Arkansas fuel clause under recoveries	20.4	40.6
Oklahoma Energy Efficiency Rider under recoveries (A)	3.1	7.7
Other (A)	8.2	4.7
Total current regulatory assets	$209.6	$527.3
Non-current:
Oklahoma deferred storm expenses	$254.5	$206.3
Benefit obligations regulatory asset	98.1	119.7
Pension tracker	81.9	57.2
Arkansas Winter Storm Uri costs	74.9	78.2
Sooner Dry Scrubbers	17.7	18.1
Arkansas deferred pension expenses	13.2	12.3
Unamortized loss on reacquired debt	7.6	8.0
COVID-19 impacts	7.3	7.7
Frontier Plant deferred expenses	4.4	5.2
Other	14.9	11.6
Total non-current regulatory assets	$574.5	$524.3
REGULATORY LIABILITIES
Current:
SPP cost tracker over recovery (B)	$6.3	$3.0
Other (B)	1.8	2.5
Total current regulatory liabilities	$8.1	$5.5
Non-current:
Income taxes refundable to customers, net	$866.3	$894.7
Accrued removal obligations, net	231.9	250.5
Other	1.8	1.9
Total non-current regulatory liabilities	$1,100.0	$1,147.1

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

OGE Energy charged operating costs to OG&E of $35.8 million and $33.2 million during the three months ended June 30, 2023 and 2022, respectively, and $73.4 million and $66.1 million during the six months ended June 30, 2023 and 2022, respectively.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the six months ended June 30, 2023 and 2022. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(18.5)	$6.6	$(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(0.1)	0.5
Settlement cost	1.1	—	1.1
Balance at June 30, 2023	$(16.8)	$6.5	$(10.3)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2021	$(26.1)	$1.3	$(24.8)
Amounts reclassified from accumulated other comprehensive income	0.6	—	0.6
Settlement cost	8.1	—	8.1
Balance at June 30, 2022	$(17.4)	$1.3	$(16.1)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and six months ended June 30, 2023 and 2022.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.3)	$(0.4)	$(0.6)	$(0.8)	(A)
Prior service cost	—	—	(0.1)	(0.1)	(A)
Settlement cost	(0.3)	(0.9)	(1.4)	(10.5)	(A)
	(0.6)	(1.3)	(2.1)	(11.4)	Income Before Taxes
	(0.1)	(0.4)	(0.4)	(2.7)	Income Tax Expense
	$(0.5)	$(0.9)	$(1.7)	$(8.7)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$—	$—	$0.1	$—	(A)
	—	—	0.1	—	Income Before Taxes
	—	—	—	—	Income Tax Expense
	$—	$—	$0.1	$—	Net Income

Total reclassifications for the period, net of tax	$(0.5)	$(0.9)	$(1.6)	$(8.7)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Investment in Equity Securities of Energy Transfer

As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units. Prior to exiting this investment, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments - Equity Securities." For the three and six months ended June 30, 2022, OGE Energy recognized a pre-tax unrealized loss of $46.3 million and a pre-tax unrealized gain of $67.0 million, respectively, related to its investment in Energy Transfer's equity securities, as detailed below.

(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Gain (loss) on equity securities	$(39.6)	$242.7
Net gain recognized on equity securities sold	6.7	175.7
Unrealized gain (loss) on equity securities sold	$(46.3)	$67.0

During the three and six months ended June 30, 2022, respectively, OGE Energy received distributions of $13.3 million and $30.0 million from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Residential	$216.3	$289.3	$421.8	$516.1
Commercial	155.5	193.4	289.9	321.5
Industrial	51.7	81.4	103.6	138.8
Oilfield	46.6	79.0	94.0	132.2
Public authorities and street light	52.5	71.1	97.6	119.1
System sales revenues	522.6	714.2	1,006.9	1,227.7
Provision for tax refund	0.6	(2.1)	2.0	(2.7)
Integrated market	18.8	43.0	31.5	65.8
Transmission	36.1	32.9	71.3	68.7
Other	11.1	3.0	22.1	9.6
Revenues from contracts with customers	$589.2	$791.0	$1,133.8	$1,369.1

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

The Registrants had no financial instruments measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. The following table presents the carrying amount and fair value of the Registrants' financial instruments at June 30, 2023 and December 31, 2022, as well as the classification level within the fair value hierarchy.

	June 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$—	$—	$499.9	$491.2	Level 2
OGE Energy Term Loan	$49.9	$50.0	$49.8	$50.0	Level 2
OG&E Senior Notes	$4,144.5	$3,469.3	$3,854.2	$3,477.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.2	$7.2	$9.3	$7.3	Level 3

5.
Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and six months ended June 30, 2023 and 2022 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Performance units	$2.3	$1.8	$4.5	$3.6	$0.6	$0.5	$1.1	$1.1
Restricted stock units	1.0	0.5	1.8	1.0	0.3	0.2	0.4	0.4
Total compensation expense	$3.3	$2.3	$6.3	$4.6	$0.9	$0.7	$1.5	$1.5
Income tax benefit	$0.8	$0.6	$1.5	$1.2	$0.2	$0.2	$0.3	$0.4

During the six months ended June 30, 2023, OGE Energy issued 82,321 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan and issued 2,371 shares of treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the six months ended June 30, 2023, OGE Energy granted 213,442 performance units (based on total shareholder return over a three-year period) and 114,926 restricted stock units (primarily a three-year cliff vesting period) to employees at $43.74 and $37.52 fair value per share, respectively. Of those performance units and restricted stock units granted, 65,069 and 35,034 were granted to OG&E employees, respectively, at $43.74 and $37.52 fair value per share, respectively.

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

7.
Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$88.4	$73.1	$126.7	$352.6
Average common shares outstanding:
Basic average common shares outstanding	200.3	200.2	200.3	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.5	0.5	0.5	0.4
Diluted average common shares outstanding	200.8	200.7	200.8	200.6
Basic earnings per average common share	$0.44	$0.37	$0.63	$1.76
Diluted earnings per average common share	$0.44	$0.36	$0.63	$1.76
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.
Long-Term Debt

At June 30, 2023, the Registrants were in compliance with all of their debt agreements.

In 2021, OGE Energy issued $500.0 million of 0.703 percent senior notes, and OG&E issued $500.0 million of 0.553 percent senior notes. The Registrants repaid each of the $500.0 million senior notes that matured on May 26, 2023.

In January 2023, OG&E issued $450.0 million of 5.40 percent Senior Notes due January 15, 2033, and in April 2023, OG&E issued $350.0 million of 5.60 percent Senior Notes due April 1, 2053. The proceeds from these issuances were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million of 0.553 percent Senior Notes that matured on May 26, 2023 and the funding of its capital investment program and working capital needs.

OGE Energy has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan. During the three and six months ended June 30, 2023, the interest rate for the $50.0 million drawn on the term loan under this credit agreement ranged from 5.875 percent to 6.125 percent and 5.375 percent to 6.125 percent, respectively. For additional information related to this credit agreement, see Note 9.

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

9.
Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OG&E had no short-term debt at June 30, 2023 and December 31, 2022.

The following table presents information regarding the Registrants' revolving credit agreements at June 30, 2023.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$418.1	5.49%	(F)	December 17, 2027 (G)
OGE Energy (C)	50.0	—	—%	(F)	May 24, 2025
OG&E (D)(E)	550.0	0.4	1.15%	(F)	December 17, 2027 (G)
Total	$1,150.0	$418.5	5.48%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2023.
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2027. At June 30, 2023, there were no intercompany borrowings under this agreement.
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

10.
Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the six months ended June 30, 2023, the Registrants experienced an increase in the amount of lump sum payments paid to employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,		June 30,		June 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1.3	$1.7	$2.7	$3.9	$0.2	$0.2	$0.5	$0.5
Interest cost	3.9	4.3	7.9	7.7	0.1	0.1	0.1	0.1
Expected return on plan assets	(4.2)	(6.2)	(8.2)	(13.0)	—	—	—	—
Amortization of net loss	2.0	2.3	4.2	4.2	—	0.1	—	0.1
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	—	0.2	0.1
Settlement cost	1.2	2.8	19.4	16.0	—	0.2	—	0.2
Net periodic benefit cost	$4.2	$4.9	$26.0	$18.8	$0.4	$0.6	$0.8	$1.0
(A)
+Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OG&E	June 30,		June 30,		June 30,		June 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1.1	$1.4	$2.2	$3.1	$—	$—	$—	$—
Interest cost	3.2	3.3	6.3	5.9	—	—	—	—
Expected return on plan assets	(3.3)	(4.7)	(6.5)	(10.0)	—	—	—	—
Amortization of net loss	1.7	1.9	3.6	3.5	—	—	—	—
Settlement cost	0.8	2.1	18.0	5.7	—	—	—	—
Total net periodic benefit cost	3.5	4.0	23.6	8.2	—	—	—	—
Plus: Amount allocated from OGE Energy	0.4	0.4	2.0	2.2	0.3	0.3	0.7	0.7
Net periodic benefit cost	$3.9	$4.4	$25.6	$10.4	$0.3	$0.3	$0.7	$0.7

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and six months ended June 30, 2023 and 2022, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Change in regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$3.9	$0.4	$24.1	$2.3
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$0.8	$2.0	$17.5	$6.7
Arkansas jurisdiction (A)	$0.1	$0.2	$1.6	$0.6
(A)
Included in the pension regulatory asset in each jurisdiction, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$0.1	$—	$0.1	$—	$0.1
Interest cost	1.3	0.9	2.6	1.8	1.0	0.6	2.0	1.3
Expected return on plan assets	(0.4)	(0.5)	(0.8)	(0.9)	(0.4)	(0.4)	(0.8)	(0.8)
Amortization of net (gain) loss	—	0.2	(0.1)	0.7	—	0.3	—	0.8
Amortization of unrecognized prior service cost (A)	—	(0.9)	—	(1.9)	—	(0.9)	—	(1.8)
Total net periodic benefit cost	0.9	(0.3)	1.7	(0.2)	0.6	(0.3)	1.2	(0.4)
Plus: Amount allocated from OGE Energy					0.2	—	0.3	—
Net periodic benefit cost (income)	$0.9	$(0.3)	$1.7	$(0.2)	$0.8	$(0.3)	$1.5	$(0.4)
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and six months ended June 30, 2023 and 2022, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Change in regulatory asset or liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.1	$0.1	$2.2	$(0.2)
(A)
Included in the pension regulatory asset or liability in each jurisdiction, as presented in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and six months ended June 30, 2023 and 2022.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Capitalized portion of net periodic pension benefit cost	$0.5	$0.7	$1.1	$1.5	$0.5	$0.5	$1.0	$1.2
Capitalized portion of net periodic postretirement benefit cost	$0.1	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1

11.
Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. During 2022, OGE Energy held an investment in Energy Transfer's equity securities and reported the investment's activity, as well as Enable legacy pension and postretirement costs, through the natural gas midstream operations segment. As of the end of September 2022, OGE Energy had sold all of Energy Transfer's limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations segment. The following tables present the results of OGE Energy's business segments for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$605.0	$—	$—	$605.0
Fuel, purchased power and direct transmission expense	181.8	—	—	181.8
Other operation and maintenance	128.6	(0.3)	—	128.3
Depreciation and amortization	124.1	—	—	124.1
Taxes other than income	23.5	0.9	—	24.4
Operating income (loss)	147.0	(0.6)	—	146.4
Other income	13.2	4.4	(3.1)	14.5
Interest expense	52.1	8.7	(3.1)	57.7
Income tax expense (benefit)	16.2	(1.4)	—	14.8
Net income (loss)	$91.9	$(3.5)	$—	$88.4
Total assets	$12,492.9	$686.8	$(575.1)	$12,604.6

Three Months Ended June 30, 2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$803.7	$—	$—	$—	$803.7
Fuel, purchased power and direct transmission expense	393.3	—	—	—	393.3
Other operation and maintenance	118.3	0.5	(0.7)	—	118.1
Depreciation and amortization	111.6	—	—	—	111.6
Taxes other than income	23.3	0.1	0.7	—	24.1
Operating income (loss)	157.2	(0.6)	—	—	156.6
Loss on equity securities	—	(39.6)	—	—	(39.6)
Other income (expense)	(0.3)	12.4	—	(0.4)	11.7
Interest expense	39.8	—	3.0	(0.4)	42.4
Income tax expense (benefit)	16.4	(8.9)	5.7	—	13.2
Net income (loss)	$100.7	$(18.9)	$(8.7)	$—	$73.1
Total assets	$12,317.2	$401.7	$751.9	$(632.8)	$12,838.0

Six Months Ended June 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,162.2	$—	$—	$1,162.2
Fuel, purchased power and direct transmission expense	382.4	—	—	382.4
Other operation and maintenance	260.1	(1.4)	—	258.7
Depreciation and amortization	245.3	—	—	245.3
Taxes other than income	50.6	2.3	—	52.9
Operating income (loss)	223.8	(0.9)	—	222.9
Other income	28.5	8.9	(6.5)	30.9
Interest expense	97.8	14.2	(6.5)	105.5
Income tax expense (benefit)	22.8	(1.2)	—	21.6
Net income (loss)	$131.7	$(5.0)	$—	$126.7
Total assets	$12,492.9	$686.8	$(575.1)	$12,604.6

Six Months Ended June 30, 2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,393.0	$—	$—	$—	$1,393.0
Fuel, purchased power and direct transmission expense	649.0	—	—	—	649.0
Other operation and maintenance	233.8	1.2	(1.9)	—	233.1
Depreciation and amortization	219.0	—	—	—	219.0
Taxes other than income	50.1	0.1	2.0	—	52.2
Operating income (loss)	241.1	(1.3)	(0.1)	—	239.7
Gain on equity securities	—	242.7	—	—	242.7
Other income	0.4	21.1	—	(0.5)	21.0
Interest expense	78.0	—	5.0	(0.5)	82.5
Income tax expense (benefit)	23.8	51.3	(6.8)	—	68.3
Net income	$139.7	$211.2	$1.7	$—	$352.6
Total assets	$12,317.2	$401.7	$751.9	$(632.8)	$12,838.0

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

Other

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the condensed financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss if determinable and material, would be disclosed. At the present time, based on currently available information, except as disclosed below, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their condensed financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows.

In July 2023, OG&E was named, along with its contractor, as a defendant in a lawsuit filed by an apartment owner and its insurance companies seeking in excess of $60.0 million in damages related to a fire at an apartment building under construction in Oklahoma City. OG&E disputes the claims in the lawsuit and intends to vigorously defend this action. If OG&E was ultimately deemed liable for damages in connection with this incident, OG&E believes its existing insurance policies will cover its costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have. Due to the uncertain and preliminary nature of this litigation, the outcome cannot be predicted, and OG&E is unable to provide a range of possible loss in this matter.

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

SPP Proceedings

Planning Reserve Margin and Performance Based Accreditation

On July 26, 2022, the SPP Board of Directors approved a planning reserve margin increase from 12 percent to 15 percent that each load serving entity, such as OG&E, must maintain. This change is effective for the summer of 2023. OG&E has secured short-term bilateral contracts for the capacity needed to satisfy the 2023 requirements brought about by the increase to the SPP’s planning reserve margin.

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

APSC Proceedings

Horseshoe Lake Modernization Plan

On July 12, 2023, OG&E filed an application at the APSC seeking authorization to commence construction of two hydrogen-capable combustion turbines totaling 448 megawatts at its existing Horseshoe Lake generating facility. The Horseshoe Lake project is expected to cost approximately $331 million, excluding financing costs and property taxes, and the new generating units are expected to be placed into service in late 2026. Arkansas law requires a public utility to seek approval from the APSC to commence construction of a power-generating facility located outside the boundaries of the state of Arkansas.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the court of appeals decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed a report on January 4, 2022 confirming that administering refunds would be complex and could take years unless the

SPP is allowed to make certain simplifying assumptions. The SPP also urged that all pending complaint proceedings, including OG&E's complaint and three similar complaints against the SPP, be resolved before any refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of June 30, 2023, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

In November 2022, the FERC issued an order denying OG&E's complaint against the SPP. It also issued orders granting the other three complaints against the SPP in part but awarded no relief. All four complainants timely sought rehearing of these orders. The FERC denied the rehearing petitions on June 27, 2023, and OG&E and the other complainants have filed appeals from the rehearing denials and the original denials. The U.S. Court of Appeals for the Eighth Circuit has set a briefing schedule for the consolidated appeals. The FERC will likely seek an extension of that schedule, and briefing will likely be completed in any case by the end of 2023.

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

Horseshoe Lake Modernization Plan - OCC Approval Filing

On May 31, 2023, OG&E filed an application at the OCC seeking approval for the cost associated with the purchase and installation of two hydrogen-capable combustion turbines totaling 448 megawatts at its existing Horseshoe Lake generating facility. The Horseshoe Lake project is expected to cost approximately $331 million, excluding financing costs and property taxes, and the new generating units are expected to be placed into service in late 2026. A hearing on the merits is expected to be held in October 2023.

2022 Oklahoma Fuel Prudency

On June 29, 2023, the Public Utility Division Staff filed their application initiating the review of the 2022 fuel adjustment clause and prudence review. OG&E expects to file its Minimum Filing Requirements and Supporting Testimony by August 29, 2023.

SPP Proceedings

Planning Reserve Margin and Performance Based Accreditation

In July 2022, the SPP Board of Directors approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. As a result, OG&E is currently evaluating its plan to fill the incremental capacity needs brought about by this policy change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion is separately filed by OGE Energy and OG&E. However, OG&E does not make any representations as to information related solely to OGE Energy or the subsidiaries of OGE Energy other than itself.

Introduction and Overview

OGE Energy is a holding company whose primary investment provides electricity in Oklahoma and western Arkansas. OGE Energy's electric company operations are conducted through its wholly-owned subsidiary, OG&E, which generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and are reported through OGE Energy's electric company business segment. OG&E's rates are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric company in Oklahoma, with a franchised service territory that includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

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

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 13 within "Item 1. Financial Statements." OG&E intends to file its next rate review in Oklahoma by the end of 2023 and expects to file an updated IRP for Oklahoma and Arkansas in 2024.

Summary of OGE Energy Operating Results

Three Months Ended June 30, 2023 as compared to the Three Months Ended June 30, 2022

OGE Energy's net income was $88.4 million, or $0.44 per diluted share, during the three months ended June 30, 2023 as compared to $73.1 million, or $0.36 per diluted share, during the same period in 2022. The increase in net income of $15.3 million, or $0.08 per diluted share, is further discussed below.

•
An decrease in net income at OG&E of $8.8 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense as a result of additional assets being placed into service, higher interest expense related to two senior notes issuances during the first six months of 2023, and higher other operation and maintenance expense, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, and higher net other income.
•
A decrease in net loss of other operations (holding company) of $5.2 million, or $0.03 per diluted share of OGE Energy's common stock, was primarily due to lower income tax expense as a result of a 2022 consolidating tax benefit related to mark-to-market activity and the gain on sale of Energy Transfer limited partner units during the first quarter of 2022 that reversed over the course of the year and higher other income, partially offset by higher interest expense driven by increased short-term debt outstanding.
•
OGE Holdings' net loss of $18.9 million, or $0.09 per diluted share of OGE Energy's common stock, in the second quarter of 2022 included a $39.6 million pre-tax loss on OGE Energy's investment in Energy Transfer's equity securities. As further discussed in Note 11 within "Item 1. Financial Statements," OGE Energy had sold all of Energy Transfer's limited partner units by the end of September 2022; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment.

Six Months Ended June 30, 2023 as compared to the Six Months Ended June 30, 2022

OGE Energy's net income was $126.7 million, or $0.63 per diluted share, during the six months ended June 30, 2023 as compared to $352.6 million, or $1.76 per diluted share, during the same period in 2022. The decrease in net income of $225.9 million, or $1.13 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $8.0 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense related to two senior notes issuances during the first six months of 2023, higher depreciation and amortization expense as a result of additional assets being placed into service, and increased other operation and maintenance expense, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, and higher net other income.
•
A decrease in net income of other operations (holding company) of $6.7 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by increased short-term debt outstanding and lower income tax benefit as a result of a 2022 consolidating tax benefit related to mark-to-market activity and the gain on sale of Energy Transfer limited partner units during the first quarter of 2022 that reversed over the course of the year, partially offset by higher other income.
•
OGE Holdings' net income of $211.2 million, or $1.05 per diluted share of OGE Energy's common stock, in the first six months of 2022 included a $242.7 million pre-tax gain on OGE Energy's investment in Energy Transfer limited partner units. As further discussed in Note 11 within "Item 1. Financial Statements," OGE Energy had sold all of Energy Transfer's limited partner units by the end of September 2022; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment.

2023 Outlook

OGE Energy's 2023 earnings guidance is reaffirmed and is projected to be between $387 million to $416 million, or $1.93 to $2.07 per average diluted share, with a midpoint of $402 million, or $2.00 per average diluted share. OG&E is projected to earn approximately $400 million to $421 million, or $1.99 to $2.09 per average diluted share, with a midpoint of $411 million, or $2.04 per average diluted share. A loss of $5 million to $13 million, or $0.02 to $0.06 per average diluted share, is projected for other operations (primarily the holding company) with a midpoint of a loss of $9 million, or $0.04 per average diluted share. The guidance assumes, among other things, approximately 201 million average diluted shares outstanding and normal weather for the year. OG&E has significant seasonality in its earnings due to weather on a year over year basis. See OGE Energy's 2022 Form 10-K for other key factors and assumptions underlying its 2023 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and six months ended June 30, 2023 as compared to the same periods in 2022 and the Registrants' financial position at June 30, 2023. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$88.4	$73.1	$126.7	$352.6
Basic average common shares outstanding	200.3	200.2	200.3	200.2
Diluted average common shares outstanding	200.8	200.7	200.8	200.6
Basic earnings per average common share	$0.44	$0.37	$0.63	$1.76
Diluted earnings per average common share	$0.44	$0.36	$0.63	$1.76
Dividends declared per common share	$0.4141	$0.4100	$0.8282	$0.8200

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net income (loss):
OG&E (Electric Company)	$91.9	$100.7	$131.7	$139.7
Other operations (A)	(3.5)	(8.7)	(5.0)	1.7
OGE Holdings (Natural Gas Midstream Operations) (B)	—	(18.9)	—	211.2
OGE Energy net income	$88.4	$73.1	$126.7	$352.6
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

OG&E (Electric Company)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2023	2022	2023	2022
Operating revenues	$605.0	$803.7	$1,162.2	$1,393.0
Fuel, purchased power and direct transmission expense	181.8	393.3	382.4	649.0
Other operation and maintenance	128.6	118.3	260.1	233.8
Depreciation and amortization	124.1	111.6	245.3	219.0
Taxes other than income	23.5	23.3	50.6	50.1
Operating income	147.0	157.2	223.8	241.1
Allowance for equity funds used during construction	5.1	0.9	9.6	2.2
Other net periodic benefit income (expense)	1.6	(1.8)	3.2	(3.2)
Other income	8.3	1.0	18.4	2.2
Other expense	1.8	0.4	2.7	0.8
Interest expense	52.1	39.8	97.8	78.0
Income tax expense	16.2	16.4	22.8	23.8
Net income	$91.9	$100.7	$131.7	$139.7
Operating revenues by classification:
Residential	$223.1	$294.6	$434.8	$526.3
Commercial	161.0	197.7	299.4	329.2
Industrial	53.1	82.5	106.0	141.2
Oilfield	47.2	79.5	94.9	132.9
Public authorities and street light	54.0	72.6	100.2	122.0
System sales revenues	538.4	726.9	1,035.3	1,251.6
Provision for tax refund	0.6	(2.1)	2.0	(2.7)
Integrated market	18.8	43.0	31.5	65.8
Transmission	36.1	32.9	71.3	68.7
Other	11.1	3.0	22.1	9.6
Total operating revenues	$605.0	$803.7	$1,162.2	$1,393.0
MWh sales by classification (In millions)
Residential	2.1	2.3	4.3	4.8
Commercial	2.1	1.9	4.0	3.5
Industrial	1.0	1.2	2.0	2.2
Oilfield	1.1	1.2	2.2	2.2
Public authorities and street light	0.7	0.7	1.4	1.4
System sales	7.0	7.3	13.9	14.1
Integrated market	0.3	0.2	0.4	0.5
Total sales	7.3	7.5	14.3	14.6
Number of customers	891,755	884,397	891,755	884,397
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.619	7.613	3.187	6.928
Coal	3.500	3.302	3.450	2.968
Total fuel	2.663	5.821	3.082	5.008
Total fuel and purchased power	2.360	4.995	2.536	4.237
Degree days (A)
Heating - Actual	234	210	1,926	2,220
Heating - Normal	249	249	2,136	2,136
Cooling - Actual	571	736	577	739
Cooling - Normal	553	553	563	563
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

OG&E's net income decreased $8.8 million, or 8.7 percent, and $8.0 million, or 5.7 percent, during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The following section discusses the primary drivers for the decreases in net income during the three and six months ended June 30, 2023, as compared to the same periods in 2022.

Operating revenues decreased $198.7 million, or 24.7 percent, and $230.8 million, or 16.6 percent, during the three and six months ended June 30, 2023, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Fuel, purchased power and direct transmission expense (A)	$(211.5)	$(266.6)
Quantity impacts (includes weather) (B)	(7.5)	(9.6)
Industrial and oilfield sales	(0.1)	0.4
Other	0.6	(0.4)
Non-residential demand and related revenues	0.8	3.8
New customer growth	1.9	4.7
Wholesale transmission revenue	3.3	2.5
Price variance (C)	6.1	21.4
Guaranteed Flat Bill program (D)	7.7	13.0
Change in operating revenues	$(198.7)	$(230.8)
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income, as further described below. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)
Decreased primarily due to a 22.4 percent and 21.9 percent decrease in cooling degree days for the three and six months ended June 30, 2023, respectively.
(C)
Increased during the three and six months ended June 30, 2023 due to the Oklahoma general rate review order received in September 2022 that approved new rates effective July 1, 2022 and increased recovery through rider mechanisms.
(D)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $211.5 million, or 53.8 percent, and $266.6 million, or 41.1 percent, during the three and six months ended June 30, 2023, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Fuel expense (A)	$(68.0)	$(110.2)
Purchased power costs:
Purchases from SPP (B)	(136.1)	(147.1)
Wind	(7.3)	(6.7)
Other	3.2	3.2
Transmission expense	(3.3)	(5.8)
Change in fuel, purchased power and direct transmission expense	$(211.5)	$(266.6)
(A)
Decreased primarily due to lower fuel costs related to the generating assets utilized during the three and six months ended June 30, 2023.
(B)
Decreased primarily due to lower market prices for fuel during the three and six months ended June 30, 2023.

Other operation and maintenance expense increased $10.3 million, or 8.7 percent, and $26.3 million, or 11.2 percent, during the three and six months ended June 30, 2023, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Payroll and benefits, net of capitalized labor	$4.0	$6.1
Contract technical and construction services	3.4	5.7
Corporate overheads and allocations	2.8	7.7
Other	2.5	2.9
Vegetation management	(2.4)	3.9
Change in other operation and maintenance expense	$10.3	$26.3

Depreciation and amortization expense increased $12.5 million, or 11.2 percent, and $26.3 million, or 12.0 percent, during the three and six months ended June 30, 2023, respectively, primarily due to an increase in depreciation rates effective as of July 1, 2022 resulting from the most recent Oklahoma general rate review and additional assets being placed into service.

Net other income increased $13.5 million and $28.1 million during the three and six months ended June 30, 2023, respectively, primarily due to the carrying charge for the increased fuel under recovery balance, higher allowance for equity funds used during construction and lower pension cost.

Interest expense increased $12.3 million, or 30.9 percent, and $19.8 million, or 25.4 percent, during the three and six months ended June 30, 2023, respectively, primarily due to interest on long-term debt driven by the $450.0 million and $350.0 million senior notes issuance in January 2023 and in April 2023, respectively.

Income tax expense decreased $0.2 million, or 1.2 percent, and $1.0 million, or 4.2 percent, during the three and six months ended June 30, 2023, respectively, reflecting lower income tax expense primarily related to lower pretax income and additional amortization of unfunded deferred taxes, partially offset by decreased state tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

OGE Energy's former natural gas midstream operations reporting segment included OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 1. Financial Statements" for further discussion of the activity of Energy Transfer's equity securities during the three and six months ended June 30, 2022.

OGE Holdings' income tax benefit decreased $8.9 million during the three months ended June 30, 2023 and income tax expense decreased $51.3 million during the six months ended June 30, 2023, compared to the same periods in 2022, due to OGE Energy's divestiture of all Energy Transfer limited partner units in 2022.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Six Months Ended
	June 30,		2023 vs. 2022
(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided from operating activities (A)	$456.9	$8.1	$448.8	*
Net cash (used in) provided from investing activities (B)	$(582.7)	$173.7	$(756.4)	*
Net cash provided from (used in) financing activities (C)	$38.0	$(176.9)	$214.9	*

* Change is greater than 100 percent.

(A)
Changed primarily due to an increase in cash received from customers, including cash related to fuel recoveries, and decreased vendor payments, including payments for fuel and purchased power.
(B)
Changed primarily due to proceeds from the sale of Energy Transfer limited partner units received in 2022 and increased investments in technology and power delivery projects.
(C)
Changed primarily due to OG&E's $450.0 million and $350.0 million senior note issuances in January 2023 and April 2023, respectively, and an increase in short-term debt, partially offset by the repayment of $1.0 billion in senior notes that matured in May 2023.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at June 30, 2023 compared to December 31, 2022.

Cash and Cash Equivalents decreased $87.8 million, or 99.7 percent, primarily due to the use of cash to help fund the repayment of $1.0 billion in senior notes that matured in May 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $32.0 million, or 9.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2023 as compared to December 2022.

Materials and Supplies, at Average Cost increased $35.5 million, or 19.7 percent, primarily due to increased inventory which is partly a result of the ongoing supply chain and inflation impacts of the current economic environment.

Fuel Clause Under Recoveries decreased $316.6 million, or 61.5 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power driven by updated fuel factors implemented in 2023 to address the recovery of the fuel under recovery balance.

Other Current Assets decreased $47.8 million, or 46.2 percent, primarily due to a decrease in SPP deposits.

Short-Term Debt increased $418.1 million, primarily due to increased borrowings to help fund the repayment of the senior notes that matured in May 2023 coupled with general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $111.2 million, or 24.8 percent, primarily due to the timing of vendor payments and a decrease in fuel and purchased power payables.

Accrued Taxes decreased $6.4 million, or 11.9 percent, primarily due to payments made for state income taxes and timing of ad valorem tax payments.

Accrued Interest increased $16.2 million, or 39.4 percent, primarily due to OG&E's $450.0 million and $350.0 million senior note issuances in January 2023 and April 2023, respectively, as well as the timing of interest payments and accruals.

Long-Term Debt due within One Year decreased $999.9 million, due to the repayment of the $1.0 billion senior notes that matured in May 2023.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2023 through 2027 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2022 Form 10-K, and OGE Energy's current estimates are trending higher than those outlined in the 2023 forecast. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2022 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. The investments identified in the Registrants' 2022 Form 10-K do not include amounts related to new generation capacity needs as outlined in OG&E's October 2021 IRP and recent changes to the SPP's planning reserve margin and resource capacity accreditation. As discussed in Note 13 within "Item 1. Financial Statements", OG&E has filed applications with the OCC and APSC for approval of its plan to construct 448 megawatts of hydrogen-capable combustion turbines at its existing Horseshoe Lake generating facility. OG&E intends to file for approval of the remaining generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could also vary depending on the amount and timing of incremental generation capacity investments.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at June 30, 2023.

(Dollars in millions)	June 30, 2023
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$731.5
Balance of cash and cash equivalents	$0.3

The following table presents information about OGE Energy's total short-term debt activity for the three and six months ended June 30, 2023.

(Dollars in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Average balance of short-term debt	$232.9	$117.1
Weighted-average interest rate of average balance of short-term debt	5.45%	5.45%
Maximum month-end balance of short-term debt	$459.1	$459.1

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

Long-Term Debt

In January 2023, OG&E issued $450.0 million of 5.40 percent Senior Notes due January 15, 2033, and in April 2023, OG&E issued $350.0 million of 5.60 percent Senior Notes due April 1, 2053. The proceeds from these issuances were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million of 0.553 percent Senior Notes that matured on May 26, 2023 and the funding of its capital investment program and working capital needs.

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

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the condensed financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss if determinable and material, would be disclosed. At the present time, based on available information, except as disclosed in Note 12 within "Item 1. Financial Statements," the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their condensed financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 12 and 13 within "Item 1. Financial Statements" for further discussion of the Registrants' commitments and contingencies.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General, the ODEQ, Tulsa Cement LLC and Western Farmers Electric Cooperative, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP. On July 27, 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma SIP. The court indicated that the stay will remain in place until the disposition on the merits of the petition for review or further order of the court.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOx emissions contributions. OG&E filed comments to the proposed FIP with the EPA on

June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOx emissions budget for electric generating units, including OG&E's units, beginning in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s preliminary analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. As long as the stay of the EPA's disapproval of the Oklahoma SIP discussed above remains in place, the EPA may not enforce the Good Neighbor FIP.

In light of the issuance of the FIP, OG&E has been evaluating various control strategies to reduce emissions at its generating units, which can range from some combination of purchase of emission allowances, installation of selective catalytic reduction controls, conversion of coal-fired units to gas-fired units or retirement and replacement of capacity. Due to the uncertainty relating to the disapproval of the SIP and implementation of the FIP, OG&E cannot determine the cost to comply with certainty, as such costs are dependent upon the timing and outcome of the litigation discussed above, the particular control strategies ultimately selected for each unit, the terms and timing of regulatory approvals required from the OCC and the time period necessary to complete the projects. However, OG&E preliminarily estimates that the cost of compliance with the FIP as issued could be up to approximately $2.7 billion in total, including $100 million to $300 million over the 12 to 18 month period following effectiveness of the FIP. OG&E expects that it would seek recovery of any necessary environmental expenditures to handle state and federally mandated environmental upgrades, but there is no guarantee that all of such expenditures will be approved for recovery or will be approved for recovery on a timely basis.

Particulate Matter NAAQS

On January 27, 2023, the EPA published a proposed rule in the Federal Register to reconsider the primary (health-based) and secondary (welfare-based) NAAQS for PM. The EPA is proposing to lower the primary annual PM2.5 to a level ranging from approximately 17 percent to 25 percent below the current standard and is proposing to retain the other PM NAAQS at their current levels. PM is not a single pollutant but rather is a mixture of chemicals, solids and aerosols composed of small droplets of liquid, dry solid fragments and solid cores with liquid coatings. PM varies widely in size, shape and chemical composition and is defined by diameter for air quality regulatory purposes: PM10 and PM2.5. The EPA expects to issue a final decision on the PM standards in 2024. The EPA will determine which areas of the country meet the standards, such as making initial attainment/nonattainment designations, no later than two years after new standards are issued. States must develop and submit attainment plans no later than 18 months after the EPA finalizes nonattainment designations. This proposed rule could impact regional air quality goals and emission limits for emission sources; however, it is unknown at this time what, if any, potential material impacts to OG&E individual operating permit emission limits will result from the EPA actions.

Regional Haze

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

Mercury and Air Toxics Standards

On April 24, 2023, the EPA published in the Federal Register a proposed rule, National Emission Standards for Hazardous Air Pollutants: Coal- and Oil-Fired Electric Utility Steam Generating Units - Review of the Residual Risk and Technology Review. The proposal contains the results of the EPA’s review of the May 2020 risk and technology review for the Mercury and Air Toxics Standards and proposes changes to certain emission standards and compliance measures. OG&E participated with trade associations to provide comments to the EPA on June 23, 2023. It is unknown what potential material impacts, if any, will be from the final action by the EPA.

Greenhouse Gas

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, including President Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry by 2035 and the September 2022 EPA non-rulemaking docket for public input related to the EPA's efforts to reduce emissions of greenhouse gases from new and existing fossil fuel-fired electric generating units under Clean Air Act Section 111. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. On May 23, 2023, the EPA proposed rules to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under Clean Air Act Section 111. The proposal encompasses both Section 111(b) and 111 (d) rulemakings for new units and existing units, respectively. Comments are due to the EPA by August 8, 2023. It is unknown what outcome, or any potential material impacts, if any, will be from the final action by the EPA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01

Supplemental Indenture No. 24 dated as of April 3, 2023 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 3, 2023 (File No. 1-1097) and incorporated by reference herein).

		X	X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.01+	Excerpts from Securitization Documentation Detailing OG&E Oklahoma Customer Information Including Energy Consumption and Write-Offs.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Schema Document.	X	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	X	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	X	X
101.DEF	Inline XBRL Definition Linkbase Document.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

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

August 8, 2023