Form 10-Q
period 2023-09-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2023-11-02
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At September 30, 2023, there were 200,287,364 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At September 30, 2023, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$923.0	$1,250.6	$2,056.8	$2,619.7
Other revenues	22.4	20.2	50.8	44.1
Operating revenues	945.4	1,270.8	2,107.6	2,663.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	333.8	673.8	716.2	1,322.8
OPERATING EXPENSES
Other operation and maintenance	122.7	131.4	381.4	364.5
Depreciation and amortization	132.5	122.4	377.8	341.4
Taxes other than income	25.3	25.3	78.2	77.5
Operating expenses	280.5	279.1	837.4	783.4
OPERATING INCOME	331.1	317.9	554.0	557.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.5	2.4	14.1	4.6
Other net periodic benefit income (expense)	1.5	0.3	4.1	(11.8)
Gain on equity securities (Note 1)	—	39.4	—	282.1
Other income	8.5	16.1	38.1	60.6
Other expense	(7.9)	(19.5)	(18.8)	(33.1)
Net other income	6.6	38.7	37.5	302.4
INTEREST EXPENSE
Interest on long-term debt	52.0	40.8	153.0	119.7
Allowance for borrowed funds used during construction	(1.9)	(0.6)	(5.3)	(2.7)
Interest on short-term debt and other interest charges	7.3	2.0	15.2	7.7
Interest expense	57.4	42.2	162.9	124.7
INCOME BEFORE TAXES	280.3	314.4	428.6	735.3
INCOME TAX EXPENSE	38.4	51.6	60.0	119.9
NET INCOME	$241.9	$262.8	$368.6	$615.4
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.3	200.2	200.3	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	201.0	200.9	200.9	200.7
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.21	$1.31	$1.84	$3.07
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.20	$1.31	$1.83	$3.07

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net income	$241.9	$262.8	$368.6	$615.4
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.1, $0.0 and $0.1, respectively	0.1	—	0.2	0.1
Amortization of deferred net loss, net of tax of $0.1, $0.0, $0.2 and $0.3, respectively	0.1	0.4	0.6	0.9
Settlement cost, net of tax of $0.0, $0.5, $0.3 and $2.9, respectively	—	1.4	1.1	9.5
Postretirement benefit plans:
Amortization of prior service credit, net of tax ($0.0), ($0.1), ($0.0) and ($0.1)	—	(0.1)	—	(0.1)
Amortization of deferred net gain, net of tax of $0.1, $0.0, $0.1 and $0.0, respectively	—	—	(0.1)	—
Other comprehensive income, net of tax	0.2	1.7	1.8	10.4
Comprehensive income	$242.1	$264.5	$370.4	$625.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$368.6	$615.4
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	377.8	341.4
Deferred income taxes and other tax credits, net	7.7	(175.9)
Gain on investment in equity securities	—	(282.1)
Allowance for equity funds used during construction	(14.1)	(4.6)
Stock-based compensation expense	9.5	6.9
Regulatory assets	(86.6)	702.1
Regulatory liabilities	(81.3)	(71.7)
Other assets	(3.4)	21.0
Other liabilities	1.9	(19.3)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(113.3)	(174.9)
Income taxes receivable	14.2	2.5
Fuel, materials and supplies inventories	(64.9)	(84.5)
Fuel recoveries	461.9	(355.3)
Other current assets	52.4	(30.7)
Accounts payable	(141.6)	16.3
Other current liabilities	60.1	261.2
Net cash provided from operating activities	848.9	767.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(879.6)	(690.8)
Proceeds from sales of equity securities	—	1,067.2
Other	(3.0)	(3.5)
Net cash (used in) provided from investing activities	(882.6)	372.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	788.8	49.8
Payment of long-term debt	(1,000.1)	(0.1)
Increase (decrease) in short-term debt	411.4	(486.9)
Dividends paid on common stock	(249.4)	(246.4)
Cash paid for employee equity-based compensation and expense of common stock	(2.3)	(0.9)
Net cash used in financing activities	(51.6)	(684.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85.3)	456.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88.1	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2.8	$456.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2.8	$88.1
Accounts receivable, less reserve of $2.0 and $1.9, respectively	351.4	250.1
Accrued unbilled revenues	86.2	74.2
Income taxes receivable	6.5	20.7
Fuel inventories	123.6	108.8
Materials and supplies, at average cost	230.6	180.5
Fuel clause under recoveries	53.0	514.9
Other	51.0	103.5
Total current assets	905.1	1,340.8
OTHER PROPERTY AND INVESTMENTS
Other	111.4	105.8
Total other property and investments	111.4	105.8
PROPERTY, PLANT AND EQUIPMENT
In service	15,394.1	14,695.2
Construction work in progress	488.6	436.1
Total property, plant and equipment	15,882.7	15,131.3
Less: accumulated depreciation	4,768.7	4,584.5
Net property, plant and equipment	11,114.0	10,546.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	581.8	524.3
Other	30.9	27.0
Total deferred charges and other assets	612.7	551.3
TOTAL ASSETS	$12,743.2	$12,544.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$411.4	$—
Accounts payable	281.8	448.9
Dividends payable	83.8	82.9
Customer deposits	99.9	88.8
Accrued taxes	73.8	54.0
Accrued interest	56.4	41.1
Accrued compensation	46.9	37.0
Long-term debt due within one year	—	999.9
Other	53.5	49.6
Total current liabilities	1,107.5	1,802.2
LONG-TERM DEBT	4,339.7	3,548.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	176.3	176.9
Deferred income taxes	1,281.7	1,233.5
Deferred investment tax credits	11.5	12.0
Regulatory liabilities	1,079.3	1,147.1
Other	206.5	210.9
Total deferred credits and other liabilities	2,755.3	2,780.4
Total liabilities	8,202.5	8,131.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,141.6	1,134.5
Retained earnings	3,409.2	3,290.9
Accumulated other comprehensive loss, net of tax	(10.1)	(11.9)
Treasury stock, at cost	—	(0.1)
Total stockholders' equity	4,540.7	4,413.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,743.2	$12,544.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	38.3	—	38.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.6)	—	(83.6)
Stock-based compensation	0.1	—	—	0.1	0.7	—	—	0.8
Balance at March 31, 2023	200.3	$2.0	—	$—	$1,133.2	$3,245.6	$(10.8)	$4,370.0
Net income	—	—	—	—	—	88.4	—	88.4
Other comprehensive income, net of tax	—	—	—	—	—	—	0.5	0.5
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.0)	—	(83.0)
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Balance at June 30, 2023	200.3	$2.0	—	$—	$1,136.4	$3,251.0	$(10.3)	$4,379.1
Net income	—	—	—	—	—	241.9	—	241.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.2	0.2
Dividends declared on common stock ($0.4182 per share)	—	—	—	—	—	(83.7)	—	(83.7)
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Balance at September 30, 2023	200.3	$2.0	—	$—	$1,139.6	$3,409.2	$(10.1)	$4,540.7

Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	279.5	—	279.5
Other comprehensive income, net of tax	—	—	—	—	—	—	7.8	7.8
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.3)	—	(82.3)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Balance at March 31, 2022	200.1	$2.0	—	$(0.1)	$1,125.2	$3,152.6	$(17.0)	$4,262.7
Net income	—	—	—	—	—	73.1	—	73.1
Other comprehensive income, net of tax	—	—	—	—	—	—	0.9	0.9
Dividends declared on common stock ($0.4100 per share)	—	—	—	—	—	(82.1)	—	(82.1)
Stock-based compensation	0.1	—	—	—	2.3	—	—	2.3
Balance at June 30, 2022	200.2	$2.0	—	$(0.1)	$1,127.5	$3,143.6	$(16.1)	$4,256.9
Net income	—	—	—	—	—	262.8	—	262.8
Other comprehensive income, net of tax	—	—	—	—	—	—	1.7	1.7
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(82.9)	—	(82.9)
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Balance at September 30, 2022	200.2	$2.0	—	$(0.1)	$1,129.7	$3,323.5	$(14.4)	$4,440.7
The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$923.0	$1,250.6	$2,056.8	$2,619.7
Other revenues	22.4	20.2	50.8	44.1
Operating revenues	945.4	1,270.8	2,107.6	2,663.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	333.8	673.8	716.2	1,322.8
OPERATING EXPENSES
Other operation and maintenance	123.3	121.5	383.4	355.3
Depreciation and amortization	132.5	122.4	377.8	341.4
Taxes other than income	24.7	24.5	75.3	74.6
Operating expenses	280.5	268.4	836.5	771.3
OPERATING INCOME	331.1	328.6	554.9	569.7
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.5	2.4	14.1	4.6
Other net periodic benefit income (expense)	1.7	2.2	4.9	(1.0)
Other income	3.6	2.1	22.0	4.3
Other expense	(2.0)	(1.1)	(4.7)	(1.9)
Net other income	7.8	5.6	36.3	6.0
INTEREST EXPENSE
Interest on long-term debt	51.1	39.8	149.2	116.9
Allowance for borrowed funds used during construction	(1.9)	(0.6)	(5.3)	(2.7)
Interest on short-term debt and other interest charges	1.8	1.0	4.9	4.0
Interest expense	51.0	40.2	148.8	118.2
INCOME BEFORE TAXES	287.9	294.0	442.4	457.5
INCOME TAX EXPENSE	41.8	40.9	64.6	64.7
NET INCOME	$246.1	$253.1	$377.8	$392.8
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$246.1	$253.1	$377.8	$392.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$377.8	$392.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	377.8	341.4
Deferred income taxes and other tax credits, net	6.2	203.0
Allowance for equity funds used during construction	(14.1)	(4.6)
Stock-based compensation expense	2.2	2.3
Regulatory assets	(86.6)	702.1
Regulatory liabilities	(81.3)	(71.7)
Other assets	(1.4)	1.3
Other liabilities	1.9	(10.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(113.9)	(174.3)
Fuel, materials and supplies inventories	(64.9)	(84.5)
Fuel recoveries	461.9	(355.3)
Other current assets	57.8	(29.9)
Accounts payable	(132.8)	12.4
Income taxes payable - parent	21.7	(136.2)
Other current liabilities	59.5	55.7
Net cash provided from operating activities	871.8	843.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(879.6)	(690.8)
Net cash used in investing activities	(879.6)	(690.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	221.9	(150.9)
Proceeds from long-term debt	788.8	—
Payment of long-term debt	(500.1)	(0.1)
Dividends paid on common stock	(500.0)	—
Net cash provided from (used in) financing activities	10.6	(151.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2.8	2.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2.8	$2.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2.8	$—
Accounts receivable, less reserve of $2.0 and $1.9, respectively	351.3	249.4
Accrued unbilled revenues	86.2	74.2
Advances to parent	—	91.0
Fuel inventories	123.6	108.8
Materials and supplies, at average cost	230.6	180.5
Fuel clause under recoveries	53.0	514.9
Other	40.0	97.8
Total current assets	887.5	1,316.6
OTHER PROPERTY AND INVESTMENTS	4.6	4.4
PROPERTY, PLANT AND EQUIPMENT
In service	15,388.0	14,689.1
Construction work in progress	488.6	436.1
Total property, plant and equipment	15,876.6	15,125.2
Less: accumulated depreciation	4,768.7	4,584.5
Net property, plant and equipment	11,107.9	10,540.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	581.8	524.3
Other	28.8	24.5
Total deferred charges and other assets	610.6	548.8
TOTAL ASSETS	$12,610.6	$12,410.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2023	2022
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$237.5	$395.8
Advances from parent	152.6	—
Customer deposits	99.9	88.8
Accrued taxes	68.0	46.5
Accrued interest	55.6	40.8
Accrued compensation	36.2	27.8
Long-term debt due within one year	—	500.0
Other	53.0	49.3
Total current liabilities	702.8	1,149.0
LONG-TERM DEBT	4,289.9	3,498.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	98.1	98.3
Deferred income taxes	1,317.3	1,271.1
Deferred investment tax credits	11.5	12.0
Regulatory liabilities	1,079.3	1,147.1
Other	186.5	188.9
Total deferred credits and other liabilities	2,692.7	2,717.4
Total liabilities	7,685.4	7,365.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,576.8	1,574.6
Retained earnings	3,348.4	3,470.6
Total stockholder's equity	4,925.2	5,045.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,610.6	$12,410.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	39.8	39.8
Stock-based compensation	—	—	0.6	—	0.6
Balance at March 31, 2023	40.4	$100.9	$1,474.3	$3,510.4	$5,085.6
Net income	—	—	—	91.9	91.9
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.9	—	0.9
Balance at June 30, 2023	40.4	$100.9	$1,475.2	$3,352.3	$4,928.4
Net income	—	—	—	246.1	246.1
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.7	—	0.7
Balance at September 30, 2023	40.4	$100.9	$1,475.9	$3,348.4	$4,925.2

Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	39.0	39.0
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2022	40.4	$100.9	$1,471.6	$3,070.1	$4,642.6
Net income	—	—	—	100.7	100.7
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2022	40.4	$100.9	$1,472.3	$3,170.8	$4,744.0
Net income	—	—	—	253.1	253.1
Stock-based compensation	—	—	0.8	—	0.8
Balance at September 30, 2022	40.4	$100.9	$1,473.1	$3,423.9	$4,997.9

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at September 30, 2023 and December 31, 2022, the results of the Registrants' operations for the three and nine months ended September 30, 2023 and 2022 and the Registrants' cash flows for the three and nine months ended September 30, 2023 and 2022 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2023 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2022 Form 10-K.

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2023	2022
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$45.2	$474.3
Arkansas fuel clause under recoveries	7.8	40.6
Oklahoma Energy Efficiency Rider under recoveries (A)	3.0	7.7
Other (A)	5.0	4.7
Total current regulatory assets	$61.0	$527.3
Non-current:
Oklahoma deferred storm expenses	$262.7	$206.3
Benefit obligations regulatory asset	94.7	119.7
Pension tracker	87.2	57.2
Arkansas Winter Storm Uri costs	72.5	78.2
Sooner Dry Scrubbers	17.4	18.1
Arkansas deferred pension expenses	13.0	12.3
Unamortized loss on reacquired debt	7.4	8.0
COVID-19 impacts	7.1	7.7
Oklahoma SAP S/4 HANA deferred expenses	5.5	0.7
Frontier Plant deferred expenses	4.0	5.2
Other	10.3	10.9
Total non-current regulatory assets	$581.8	$524.3
REGULATORY LIABILITIES
Current:
SPP cost tracker over recoveries (B)	$10.6	$3.0
Other (B)	1.9	2.5
Total current regulatory liabilities	$12.5	$5.5
Non-current:
Income taxes refundable to customers, net	$853.1	$894.7
Accrued removal obligations, net	224.6	250.5
Other	1.6	1.9
Total non-current regulatory liabilities	$1,079.3	$1,147.1

(A)
Included in Other Current Assets in the condensed balance sheets.
(B)
Included in Other Current Liabilities in the condensed balance sheets.

In accordance with its most recent Oklahoma rate review, OG&E established a regulatory asset to defer operation and maintenance costs associated with OG&E's SAP S/4 HANA enterprise resource planning system project. These costs will be included for consideration in a future rate proceeding.

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

OGE Energy charged operating costs to OG&E of $35.6 million and $31.7 million during the three months ended September 30, 2023 and 2022, respectively, and $109.0 million and $97.8 million during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, OG&E declared dividends of $500.0 million to OGE Energy.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the nine months ended September 30, 2023 and 2022. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(18.5)	$6.6	$(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.1)	0.7
Settlement cost	1.1	—	1.1
Balance at September 30, 2023	$(16.6)	$6.5	$(10.1)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2021	$(26.1)	$1.3	$(24.8)
Amounts reclassified from accumulated other comprehensive income	1.0	(0.1)	0.9
Settlement cost	9.5	—	9.5
Balance at September 30, 2022	$(15.6)	$1.2	$(14.4)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and nine months ended September 30, 2023 and 2022.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.2)	$(0.4)	$(0.8)	$(1.2)	(A)
Prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(A)
Settlement cost	—	(1.9)	(1.4)	(12.4)	(A)
	(0.3)	(2.4)	(2.4)	(13.8)	Income Before Taxes
	(0.1)	(0.6)	(0.5)	(3.3)	Income Tax Expense
	$(0.2)	$(1.8)	$(1.9)	$(10.5)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$—	$0.2	$—	$0.2	(A)
Actuarial gains	0.1	—	0.2	—	(A)
	0.1	0.2	0.2	0.2	Income Before Taxes
	0.1	0.1	0.1	0.1	Income Tax Expense
	$—	$0.1	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.2)	$(1.7)	$(1.8)	$(10.4)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Investment in Equity Securities of Energy Transfer

As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units. Prior to exiting this investment, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments - Equity Securities." For the three and nine months ended September 30, 2022, OGE Energy recognized gains of $39.4 million and $282.1 million, respectively, related to its investment in Energy Transfer's equity securities. During the three and nine months ended September 30, 2022, OGE Energy received distributions of $4.0 million and $34.0 million, respectively, from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 condensed consolidated income statement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Residential	$389.7	$512.3	$811.5	$1,028.4
Commercial	240.1	305.4	529.9	626.9
Industrial	74.1	109.9	177.8	248.7
Oilfield	66.9	101.8	160.9	234.0
Public authorities and street light	80.0	109.8	177.6	228.9
System sales revenues	850.8	1,139.2	1,857.7	2,366.9
Provision for tax refund	—	0.9	2.0	(1.8)
Integrated market	26.2	69.8	57.7	135.6
Transmission	35.6	36.9	106.9	105.6
Other	10.4	3.8	32.5	13.4
Revenues from contracts with customers	$923.0	$1,250.6	$2,056.8	$2,619.7

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

The Registrants had no financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. The following table presents the carrying amount and fair value of the Registrants' financial instruments at September 30, 2023 and December 31, 2022, as well as the classification level within the fair value hierarchy.

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$—	$—	$499.9	$491.2	Level 2
OGE Energy Term Loan	$49.8	$50.0	$49.8	$50.0	Level 2
OG&E Senior Notes	$4,145.3	$3,277.1	$3,854.2	$3,477.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.2	$6.4	$9.3	$7.3	Level 3

5.
Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2023 and 2022 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Performance units	$2.3	$1.7	$6.8	$5.3	$0.5	$0.6	$1.6	$1.7
Restricted stock units	0.9	0.6	2.7	1.6	0.2	0.2	0.6	0.6
Total compensation expense	$3.2	$2.3	$9.5	$6.9	$0.7	$0.8	$2.2	$2.3
Income tax benefit	$0.8	$0.5	$2.3	$1.7	$0.2	$0.2	$0.5	$0.6

During the nine months ended September 30, 2023, OGE Energy issued 82,321 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan and issued 2,371 shares of treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the nine months ended September 30, 2023, OGE Energy granted 213,442 performance units (based on total shareholder return over a three-year period) and 114,926 restricted stock units (primarily a three-year cliff vesting period) to employees at $43.74 and $37.52 fair value per share, respectively. Of those performance units and restricted stock units granted, 65,069 and 35,034 were granted to OG&E employees, respectively, at $43.74 and $37.52 fair value per share, respectively.

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

7.
Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$241.9	$262.8	$368.6	$615.4
Average common shares outstanding:
Basic average common shares outstanding	200.3	200.2	200.3	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.7	0.7	0.6	0.5
Diluted average common shares outstanding	201.0	200.9	200.9	200.7
Basic earnings per average common share	$1.21	$1.31	$1.84	$3.07
Diluted earnings per average common share	$1.20	$1.31	$1.83	$3.07
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8.
Long-Term Debt

At September 30, 2023, the Registrants were in compliance with all of their debt agreements.

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

OGE Energy has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan. During the three and nine months ended September 30, 2023, the interest rate for the $50.0 million drawn on the term loan under this credit agreement ranged from 6.125 percent to 6.375 percent and 5.375 percent to 6.375 percent, respectively. For additional information related to this credit agreement, see Note 9.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.85%	-	4.60%	Garfield Industrial Authority, January 1, 2025	$47.0
1.85%	-	4.60%	Muskogee Industrial Authority, January 1, 2025	32.4
1.85%	-	4.60%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

9.
Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. OG&E had no short-term debt at September 30, 2023 and December 31, 2022.

The following table presents information regarding the Registrants' revolving credit agreements at September 30, 2023.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$411.4	5.62%	(F)	December 17, 2027 (G)
OGE Energy (C)	50.0	—	—%	(F)	May 24, 2025
OG&E (D)(E)	550.0	0.4	1.15%	(F)	December 17, 2027 (G)
Total	$1,150.0	$411.8	5.61%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2023.
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 17, 2027. At September 30, 2023, there were no intercompany borrowings under this agreement.
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

10.
Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the nine months ended September 30, 2023, the Registrants experienced an increase in the amount of lump sum payments paid to employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1.3	$1.8	$4.0	$5.7	$0.2	$0.3	$0.7	$0.8
Interest cost	4.1	4.1	12.0	11.8	0.1	—	0.2	0.1
Expected return on plan assets	(4.0)	(6.0)	(12.2)	(19.0)	—	—	—	—
Amortization of net loss	1.8	2.4	6.0	6.6	—	—	—	0.1
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	0.1	0.3	0.2
Settlement cost	1.7	2.3	21.1	18.3	0.1	—	0.1	0.2
Net periodic benefit cost	$4.9	$4.6	$30.9	$23.4	$0.5	$0.4	$1.3	$1.4
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OG&E	September 30,		September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$1.1	$1.5	$3.3	$4.6	$—	$—	$—	$—
Interest cost	3.1	3.1	9.4	9.0	—	—	—	—
Expected return on plan assets	(3.1)	(4.7)	(9.6)	(14.7)	—	—	—	—
Amortization of net loss	1.6	2.1	5.2	5.6	—	—	—	—
Settlement cost	1.7	0.4	19.7	6.1	0.1	—	0.1	—
Total net periodic benefit cost	4.4	2.4	28.0	10.6	0.1	—	0.1	—
Plus: Amount allocated from OGE Energy	0.5	0.4	2.5	2.6	0.4	0.4	1.1	1.1
Net periodic benefit cost	$4.9	$2.8	$30.5	$13.2	$0.5	$0.4	$1.2	$1.1

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and nine months ended September 30, 2023 and 2022, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Change in regulatory asset related to pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$5.0	$2.7	$29.0	$5.0
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$1.7	$0.3	$19.1	$7.0
Arkansas jurisdiction (A)	$0.2	$0.1	$1.8	$0.7
(A)
Included in the pension regulatory asset in each jurisdiction, as presented in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$0.1	$—	$0.1	$0.1	$—	$—	$—	$0.1
Interest cost	1.3	0.9	3.9	2.7	0.9	0.7	2.9	2.0
Expected return on plan assets	(0.5)	(0.5)	(1.3)	(1.4)	(0.3)	(0.4)	(1.1)	(1.2)
Amortization of net (gain) loss	(0.1)	0.5	(0.2)	1.2	—	0.3	—	1.1
Amortization of unrecognized prior service cost (A)	—	(1.0)	—	(2.9)	—	(0.9)	—	(2.7)
Total net periodic benefit cost	0.8	(0.1)	2.5	(0.3)	0.6	(0.3)	1.8	(0.7)
Plus: Amount allocated from OGE Energy					0.1	—	0.4	—
Net periodic benefit cost (income)	$0.8	$(0.1)	$2.5	$(0.3)	$0.7	$(0.3)	$2.2	$(0.7)
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Change in regulatory asset or liability related to postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.1	$(0.2)	$3.3	$(0.4)
(A)
Included in the pension regulatory asset or liability in each jurisdiction, as presented in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Capitalized portion of net periodic pension benefit cost	$0.6	$0.7	$1.7	$2.2	$0.4	$0.7	$1.4	$1.9
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$0.1	$0.2	$—	$—	$0.1	$0.1

11.
Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. During 2022, OGE Energy held an investment in Energy Transfer's equity securities and reported the investment's activity, as well as Enable legacy pension and postretirement costs, through the natural gas midstream operations segment. As of the end of September 2022, OGE Energy had sold all of Energy Transfer's limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations segment. The following tables present the results of OGE Energy's business segments for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$945.4	$—	$—	$945.4
Fuel, purchased power and direct transmission expense	333.8	—	—	333.8
Other operation and maintenance	123.3	(0.6)	—	122.7
Depreciation and amortization	132.5	—	—	132.5
Taxes other than income	24.7	0.6	—	25.3
Operating income	331.1	—	—	331.1
Other income (expense)	7.8	(0.4)	(0.8)	6.6
Interest expense	51.0	7.2	(0.8)	57.4
Income tax expense (benefit)	41.8	(3.4)	—	38.4
Net income (loss)	$246.1	$(4.2)	$—	$241.9
Total assets	$12,610.6	$312.2	$(179.6)	$12,743.2

Three Months Ended September 30, 2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,270.8	$—	$—	$—	$1,270.8
Fuel, purchased power and direct transmission expense	673.8	—	—	—	673.8
Other operation and maintenance	121.5	10.5	(0.6)	—	131.4
Depreciation and amortization	122.4	—	—	—	122.4
Taxes other than income	24.5	0.1	0.7	—	25.3
Operating income (loss)	328.6	(10.6)	(0.1)	—	317.9
Gain on equity securities	—	39.4	—	—	39.4
Other income (expense)	5.6	(7.8)	2.6	(1.1)	(0.7)
Interest expense	40.2	—	3.1	(1.1)	42.2
Income tax expense	40.9	4.9	5.8	—	51.6
Net income (loss)	$253.1	$16.1	$(6.4)	$—	$262.8
Total assets	$12,233.8	$1.3	$933.9	$(565.0)	$12,604.0

Nine Months Ended September 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,107.6	$—	$—	$2,107.6
Fuel, purchased power and direct transmission expense	716.2	—	—	716.2
Other operation and maintenance	383.4	(2.0)	—	381.4
Depreciation and amortization	377.8	—	—	377.8
Taxes other than income	75.3	2.9	—	78.2
Operating income (loss)	554.9	(0.9)	—	554.0
Other income	36.3	8.5	(7.3)	37.5
Interest expense	148.8	21.4	(7.3)	162.9
Income tax expense (benefit)	64.6	(4.6)	—	60.0
Net income (loss)	$377.8	$(9.2)	$—	$368.6
Total assets	$12,610.6	$312.2	$(179.6)	$12,743.2

Nine Months Ended September 30, 2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,663.8	$—	$—	$—	$2,663.8
Fuel, purchased power and direct transmission expense	1,322.8	—	—	—	1,322.8
Other operation and maintenance	355.3	11.7	(2.5)	—	364.5
Depreciation and amortization	341.4	—	—	—	341.4
Taxes other than income	74.6	0.2	2.7	—	77.5
Operating income (loss)	569.7	(11.9)	(0.2)	—	557.6
Gain on equity securities	—	282.1	—	—	282.1
Other income	6.0	13.3	2.6	(1.6)	20.3
Interest expense	118.2	—	8.1	(1.6)	124.7
Income tax expense (benefit)	64.7	56.2	(1.0)	—	119.9
Net income (loss)	$392.8	$227.3	$(4.7)	$—	$615.4
Total assets	$12,233.8	$1.3	$933.9	$(565.0)	$12,604.0

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

Horseshoe Lake Modernization Plan

On July 12, 2023, OG&E filed an application at the APSC seeking authorization to commence construction of two combustion turbines totaling 448 megawatts at its existing Horseshoe Lake generating facility. The Horseshoe Lake project is expected to cost approximately $331 million, excluding financing costs and property taxes, and the new generating units are expected to be placed into service in late 2026. Arkansas law requires a public utility to seek approval from the APSC to commence construction of a power-generating facility located outside the boundaries of the state of Arkansas. The APSC Staff filed direct testimony on September 15, 2023 recommending that the APSC grant OG&E approval to construct the combustion turbines, subject to a prudence review in a future proceeding. On October 16, 2023, the APSC issued an order which states that OG&E has complied with applicable Arkansas law and may commence construction of the Horseshoe Lake generating facility.

OCC Proceedings

2021 Oklahoma Fuel Prudency

On July 1, 2022, the OCC Public Utility Division Staff filed their application initiating the review of the 2021 fuel adjustment clause and prudence review. On February 21, 2023, a Joint Stipulation and Settlement Agreement was filed, and the OCC approved the Settlement Agreement on April 20, 2023. The Settlement Agreement provides that: (i) OG&E's practices, policies and judgment for fuel procurement during 2021 were prudent; (ii) OG&E's power purchase costs and expenses, monthly fuel filings and processes and fuel-related investments and decisions for 2021 were fair, just and reasonable and (iii) OG&E exercised prudent judgment pertaining to all such matters and that the electric generation, purchased power and fuel procurement expenses were prudently incurred. Further, the stipulating parties agreed to certain revisions of the fuel clause adjustment tariff, including a revised semi-annual fuel clause adjustment factor redetermination process which will be subject to the OCC Public Utility Division approval or denial. Pursuant to the Settlement Agreement, OG&E submitted new fuel factors to the OCC on October 10, 2023 and met with stakeholders on October 12, 2023. This adjustment is expected to result in an average monthly residential bill decrease of approximately $21 beginning November 1, 2023.

SPP Proceedings

Planning Reserve Margin

On July 26, 2022, the SPP Board of Directors approved a planning reserve margin increase from 12 percent to 15 percent that each load serving entity, such as OG&E, must maintain. This change was effective for the summer of 2023. OG&E secured short-term bilateral contracts for the capacity needed to satisfy the 2023 requirements brought about by the increase to the SPP’s planning reserve margin.

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

APSC Proceedings

2023 Formula Rate Plan Filing

On October 2, 2023, OG&E filed its final evaluation report under its Formula Rate Plan, including a request to increase its Arkansas retail revenues by $4.7 million. If approved, new rates will be effective April 1, 2024.

Capacity Power Purchase Agreement Cost Recovery

On October 4, 2023, OG&E filed an application at the APSC seeking approval of a methodology for recovery of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. OG&E requested APSC action by December 31, 2023.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the court of appeals decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed a report on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. The SPP also urged that all pending complaint proceedings, including OG&E's complaint and three similar complaints against the SPP, be resolved before any refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of September 30, 2023, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

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

Horseshoe Lake Modernization Plan - OCC Approval Filing

On May 31, 2023, OG&E filed an application at the OCC seeking approval for the cost associated with the purchase and installation of two combustion turbines totaling 448 megawatts at its existing Horseshoe Lake generating facility. The Horseshoe Lake project is expected to cost approximately $331 million, excluding financing costs and property taxes, and the new generating units are expected to be placed into service in late 2026. On October 10, 2023, OG&E filed its Joint Stipulation and Settlement Agreement and filed settlement testimony on October 12, 2023. This is a non-unanimous, uncontested settlement that was heard by the OCC on October 19, 2023, and the Administrative Law Judge recommended approval of the Settlement Agreement.

2022 Oklahoma Fuel Prudency

On June 29, 2023, the Public Utility Division Staff filed their application initiating the review of the 2022 fuel adjustment clause and prudence review. OG&E filed its minimum filing requirements and supporting testimony on August 29, 2023 with responsive testimony due on January 19, 2024.

SPP Proceedings

Resource Capacity Accreditation

In July 2022, the SPP Board of Directors approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. On March 2, 2023, the FERC rejected the SPP’s proposed capacity accreditation methodology for wind and solar generators. Following the FERC’s rejection, the SPP began an extensive review of both the methodology proposed for thermal resources which had not yet been submitted to the FERC, and the accreditation methodology for wind and solar generators. These methodologies were reviewed and approved by both the Regional State Committee and the SPP Board of Directors in late October 2023 and will be submitted to the FERC for approval. If approved by the FERC, both methodologies are expected to be effective in 2026 and may contribute to OG&E’s incremental capacity needs.

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

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 13 within "Item 1. Financial Statements." OG&E intends to file its next rate review in Oklahoma by the end of 2023 and expects to submit an updated IRP for Oklahoma and Arkansas in early 2024.

Infrastructure Investment and Jobs Act

In early 2023, OG&E applied for federal grants funded through the Infrastructure Investment and Jobs Act and in October 2023 was awarded a $50 million grant under the Grid Resilience and Innovation Partnerships Program, which will be used, along with other investments by OG&E, to fund an adaptable grid project that is expected to provide grid automation and improve system reliability for OG&E customers. The grant funds will be used to reduce the total cost for investments in this adaptable grid project.

Summary of OGE Energy Operating Results

Three Months Ended September 30, 2023 as compared to the Three Months Ended September 30, 2022

OGE Energy's net income was $241.9 million, or $1.20 per diluted share, during the three months ended September 30, 2023 as compared to $262.8 million, or $1.31 per diluted share, during the same period in 2022. The decrease in net income of $20.9 million, or $0.11 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $7.0 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense related to two senior note issuances in January and April of 2023 and higher depreciation and amortization expense as a result of additional assets being placed into service, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather compared to the third quarter of 2022.
•
A decrease in net loss of other operations (holding company) of $2.2 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to lower income tax expense as a result of a 2022 consolidating tax benefit related to mark-to-market activity and the gain on sale of Energy Transfer limited partner units during the first quarter of 2022 that reversed over the course of the year, partially offset by higher interest expense, driven by increased short-term debt outstanding, and lower net other income.
•
OGE Holdings' net income of $16.1 million, or $0.08 per diluted share of OGE Energy's common stock, in the third quarter of 2022 included a $39.4 million pre-tax gain on OGE Energy's investment in Energy Transfer's equity securities. As further discussed in Note 11 within "Item 1. Financial Statements," OGE Energy had sold all of Energy Transfer's limited partner units by the end of September 2022; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment.

Nine Months Ended September 30, 2023 as compared to the Nine Months Ended September 30, 2022

OGE Energy's net income was $368.6 million, or $1.83 per diluted share, during the nine months ended September 30, 2023 as compared to $615.4 million, or $3.07 per diluted share, during the same period in 2022. The decrease in net income of $246.8 million, or $1.24 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $15.0 million, or $0.08 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense as a result of additional assets being placed into service, higher interest expense related to two senior note issuances in January and April of 2023 and higher other operation and maintenance expense, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather, and higher net other income.
•
An increase in net loss of $4.5 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by increased short-term debt outstanding, partially offset by higher net other income and higher income tax benefit as a result of a 2022 consolidating tax benefit related to mark-to-market activity and the gain on the sale of Energy Transfer limited partner units during the first quarter of 2022 that reversed over the course of the year.
•
OGE Holdings' net income of $227.3 million, or $1.14 per diluted share of OGE Energy's common stock, in the first nine months of 2022 included a $282.1 million pre-tax gain on OGE Energy's investment in Energy Transfer limited partner units. As further discussed in Note 11 within "Item 1. Financial Statements," OGE Energy had sold all of Energy Transfer's limited partner units by the end of September 2022; therefore, beginning in 2023 OGE Energy no longer has a natural gas midstream operations reporting segment.

2023 Outlook

OGE Energy's 2023 consolidated earnings guidance midpoint and range have been increased and narrowed and is now projected to be between $2.02 to $2.07 per average diluted share, compared to the previously issued guidance of $1.93 to $2.07 per average diluted share. OG&E's earnings guidance midpoint and range have been increased and narrowed to $2.09 to $2.13 per average diluted share from $1.99 to $2.09 per average diluted share. A loss of $0.06 to $0.07 per average diluted share is projected for other operations (primarily the holding company). The guidance assumes, among other things, approximately 201 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year over year basis.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 and the Registrants' financial position at September 30, 2023. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$241.9	$262.8	$368.6	$615.4
Basic average common shares outstanding	200.3	200.2	200.3	200.2
Diluted average common shares outstanding	201.0	200.9	200.9	200.7
Basic earnings per average common share	$1.21	$1.31	$1.84	$3.07
Diluted earnings per average common share	$1.20	$1.31	$1.83	$3.07
Dividends declared per common share	$0.4182	$0.4141	$1.2464	$1.2341

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net income (loss):
OG&E (Electric Company)	$246.1	$253.1	$377.8	$392.8
Other operations (A)	(4.2)	(6.4)	(9.2)	(4.7)
OGE Holdings (Natural Gas Midstream Operations) (B)	—	16.1	—	227.3
OGE Energy net income	$241.9	$262.8	$368.6	$615.4
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

OG&E (Electric Company)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2023	2022	2023	2022
Operating revenues	$945.4	$1,270.8	$2,107.6	$2,663.8
Fuel, purchased power and direct transmission expense	333.8	673.8	716.2	1,322.8
Other operation and maintenance	123.3	121.5	383.4	355.3
Depreciation and amortization	132.5	122.4	377.8	341.4
Taxes other than income	24.7	24.5	75.3	74.6
Operating income	331.1	328.6	554.9	569.7
Allowance for equity funds used during construction	4.5	2.4	14.1	4.6
Other net periodic benefit income (expense)	1.7	2.2	4.9	(1.0)
Other income	3.6	2.1	22.0	4.3
Other expense	2.0	1.1	4.7	1.9
Interest expense	51.0	40.2	148.8	118.2
Income tax expense	41.8	40.9	64.6	64.7
Net income	$246.1	$253.1	$377.8	$392.8
Operating revenues by classification:
Residential	$401.2	$523.1	$836.0	$1,049.4
Commercial	243.8	309.2	538.2	635.6
Industrial	78.0	112.6	187.5	255.8
Oilfield	68.0	102.9	164.4	236.6
Public authorities and street light	82.2	111.6	182.4	233.6
System sales revenues	873.2	1,159.4	1,908.5	2,411.0
Provision for tax refund	—	0.9	2.0	(1.8)
Integrated market	26.2	69.8	57.7	135.6
Transmission	35.6	36.9	106.9	105.6
Other	10.4	3.8	32.5	13.4
Total operating revenues	$945.4	$1,270.8	$2,107.6	$2,663.8
MWh sales by classification (In millions)
Residential	3.3	3.4	7.6	8.2
Commercial	2.6	2.4	6.5	5.8
Industrial	1.1	1.1	3.2	3.4
Oilfield	1.1	1.1	3.3	3.3
Public authorities and street light	0.9	1.0	2.3	2.4
System sales	9.0	9.0	22.9	23.1
Integrated market	0.3	0.4	0.7	0.9
Total sales	9.3	9.4	23.6	24.0
Number of customers	893,894	886,915	893,894	886,915
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.668	7.528	2.927	7.249
Coal	3.368	3.544	3.402	3.209
Total fuel	2.744	6.150	2.909	5.569
Total fuel and purchased power	3.430	6.834	2.887	5.254
Degree days (A)
Heating - Actual	—	—	1,926	2,220
Heating - Normal	19	19	2,155	2,155
Cooling - Actual	1,510	1,566	2,087	2,305
Cooling - Normal	1,268	1,268	1,831	1,831
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

OG&E's net income decreased $7.0 million, or 2.8 percent, and $15.0 million, or 3.8 percent, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The following section discusses the primary drivers for the decreases in net income during the three and nine months ended September 30, 2023, as compared to the same periods in 2022.

Operating revenues decreased $325.4 million, or 25.6 percent, and $556.2 million, or 20.9 percent, during the three and nine months ended September 30, 2023, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Fuel, purchased power and direct transmission expense (A)	$(340.0)	$(606.6)
Price variance (B)	(2.0)	19.4
Other	(1.9)	(2.3)
Industrial and oilfield sales	(1.3)	(0.9)
Wholesale transmission revenue	(0.2)	2.3
Quantity impacts (includes weather) (C)	2.9	(6.7)
Non-residential demand and related revenues	4.0	7.8
New customer growth	4.7	9.4
Guaranteed Flat Bill program (D)	8.4	21.4
Change in operating revenues	$(325.4)	$(556.2)
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)
Increased during the nine months ended September 30, 2023 due to the Oklahoma general rate review order received in September 2022 that approved new rates effective July 1, 2022 and increased recovery through rider mechanisms.
(C)
Decreased for the nine months ended September 30, 2023 primarily due to a 9.5 percent decrease in cooling degree days.
(D)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $340.0 million, or 50.5 percent, and $606.6 million, or 45.9 percent, during the three and nine months ended September 30, 2023, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(174.6)	$(284.8)
Purchased power costs:
Purchases from SPP (B)	(170.6)	(317.7)
Wind	(0.8)	(7.5)
Other	9.8	13.0
Transmission expense	(3.8)	(9.6)
Change in fuel, purchased power and direct transmission expense	$(340.0)	$(606.6)
(A)
Decreased primarily due to lower fuel costs related to the generating assets utilized during the three and nine months ended September 30, 2023.
(B)
Decreased primarily due to lower market prices for fuel during the three and nine months ended September 30, 2023.

Other operation and maintenance expense increased $1.8 million, or 1.5 percent, and $28.1 million, or 7.9 percent, during the three and nine months ended September 30, 2023, respectively, primarily driven by the below factors.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Contract professional services	$4.0	$3.1
Corporate overheads and allocations	2.0	9.7
Payroll and benefits, net of capitalized labor	(0.2)	5.9
Contract technical and construction services	(1.0)	4.6
Other	(3.0)	4.8
Change in other operation and maintenance expense	$1.8	$28.1

Depreciation and amortization expense increased $10.1 million, or 8.3 percent, during the three months ended September 30, 2023, primarily due to additional assets being placed into service and increased $36.4 million, or 10.7 percent, during the nine months ended September 30, 2023, primarily due to an increase in depreciation rates effective as of July 1, 2022 resulting from the most recent Oklahoma general rate review and additional assets being placed into service.

Net other income increased $2.2 million, or 39.3 percent, and $30.3 million during the three and nine months ended September 30, 2023, respectively, primarily due to the carrying charge for the increased fuel under recovery balance, higher allowance for equity funds used during construction and lower pension cost.

Interest expense increased $10.8 million, or 26.9 percent, and $30.6 million, or 25.9 percent, during the three and nine months ended September 30, 2023, respectively, primarily due to higher interest on long-term debt driven by the $450.0 million and $350.0 million senior note issuances in January 2023 and in April 2023, respectively.

Income tax expense increased $0.9 million, or 2.2 percent, during the three months ended September 30, 2023, primarily related to decreased state tax credit generation, partially offset by increased amortization of unfunded deferred taxes. Income tax expense decreased $0.1 million, or 0.1 percent, during the nine months ended September 30, 2023, primarily related to lower pretax income and additional amortization of unfunded deferred taxes, partially offset by decreased state tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

OGE Energy's former natural gas midstream operations reporting segment included OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. As of the end of September 2022, OGE Energy had sold all of its Energy Transfer limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 1. Financial Statements" for further discussion of the activity of Energy Transfer's equity securities during the three and nine months ended September 30, 2022.

OGE Holdings' income tax expense decreased $4.9 million and $56.2 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, due to OGE Energy's divestiture of all Energy Transfer limited partner units in 2022.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Nine Months Ended
	September 30,		2023 vs. 2022
(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided from operating activities (A)	$848.9	$767.8	$81.1	10.6%
Net cash (used in) provided from investing activities (B)	$(882.6)	$372.9	$(1,255.5)	*
Net cash used in financing activities (C)	$(51.6)	$(684.5)	$632.9	(92.5)%

* Change is greater than 100 percent.

(A)
Changed primarily due to decreased vendor payments, including payments for fuel and purchased power, and increased fuel recoveries from customers, partially offset by the one-time receipt of securitization funds in 2022 from the Oklahoma Development Finance Authority.
(B)
Changed primarily due to proceeds received in 2022 from the sale of Energy Transfer limited partner units and increased investments in technology and power delivery projects.
(C)
Changed primarily due to an increase in short-term debt and OG&E's $450.0 million and $350.0 million senior note issuances in January 2023 and April 2023, respectively, partially offset by the repayment of $1.0 billion in senior notes that matured in May 2023.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at September 30, 2023 compared to December 31, 2022.

Cash and Cash Equivalents decreased $85.3 million, or 96.8 percent, primarily due to the use of cash that had been held at December 31, 2022 to help fund the repayment of $1.0 billion in senior notes that matured in May 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $113.3 million, or 34.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2023 as compared to December 2022.

Fuel Inventories increased $14.8 million, or 13.6 percent, primarily due to net purchase activity of coal and natural gas.

Materials and Supplies, at Average Cost increased $50.1 million, or 27.8 percent, primarily due to increased inventory which is partially a result of the ongoing supply chain and inflation impacts of the current economic environment.

Fuel Clause Under Recoveries decreased $461.9 million, or 89.7 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power driven by updated fuel factors implemented in early 2023 to address the existing fuel under recovery balance.

Other Current Assets decreased $52.5 million, or 50.7 percent, primarily due to a decrease in SPP deposits.

Short-Term Debt increased $411.4 million, primarily due to increased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $167.1 million, or 37.2 percent, primarily due to the timing of vendor payments and a decrease in fuel and purchased power payables.

Customer Deposits increased $11.1 million, or 12.5 percent, primarily due to additional deposits required to be posted as customer creditworthiness is reevaluated on a periodic basis.

Accrued Taxes increased $19.8 million, or 36.7 percent, primarily due to timing of ad valorem tax payments.

Accrued Interest increased $15.3 million, or 37.2 percent, primarily due to OG&E's $450.0 million and $350.0 million senior note issuances in January 2023 and April 2023, respectively, as well as the timing of interest payments and accruals.

Accrued Compensation increased $9.9 million, or 26.8 percent, primarily due to increased labor and vacation accruals as a result of pay period timing differences.

Long-Term Debt due within One Year decreased $999.9 million, due to the repayment of the $1.0 billion in senior notes that matured in May 2023.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2023 through 2027 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2022 Form 10-K, and OGE Energy's current estimates are trending higher than those outlined in the 2023 forecast. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2022 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. The investments identified in the Registrants' 2022 Form 10-K do not include amounts related to new generation capacity needs as outlined in OG&E's October 2021 IRP, recent changes to the SPP's planning reserve margin and resource capacity accreditation and the adaptable grid project for which OG&E was recently awarded a federal grant through the Infrastructure Investment and Jobs Act, which is further discussed above. As discussed in Note 13 within "Item 1. Financial Statements", OG&E has filed applications with the OCC and APSC for approval of its plan to construct 448 megawatts of combustion turbines at its existing Horseshoe Lake generating facility, and has received approval from the APSC. OG&E intends to file for approval of the remaining generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could also vary depending on the amount and timing of incremental generation capacity investments.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at September 30, 2023.

(Dollars in millions)	September 30, 2023
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$738.2
Balance of cash and cash equivalents	$2.8

The following table presents information about OGE Energy's total short-term debt activity for the three and nine months ended September 30, 2023.

(Dollars in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Average balance of short-term debt	$414.6	$217.4
Weighted-average interest rate of average balance of short-term debt	5.59%	5.54%
Maximum month-end balance of short-term debt	$477.8	$477.8

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

Critical Accounting Policies and Estimates

The condensed financial statements and notes thereto contain information that is pertinent to Management's Discussion and Analysis of Financial Condition and Results of Operations. In preparing the condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the condensed financial statements. The Registrants believe they have taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Registrants that could result if actual results vary from the assumptions and estimates.

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

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOx emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOx emissions budget for electric generating units, including OG&E's units, beginning in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s preliminary analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. On July 7, 2023, the Attorney General of Oklahoma and other petitioners filed a motion in the Tenth Circuit Court to stay the EPA's final FIP for Oklahoma. On July 31, 2023, the petitioners filed a joint, unopposed motion requesting that the court abate further proceedings pending resolution of the Utah and Oklahoma SIP disapproval challenges, and the court granted this motion on August 2, 2023. The petitioners will be required to notify the court within five days after the SIP disapproval challenge is resolved. The FIP became effective August 4, 2023; however, as long as the stay of the EPA's disapproval of the Oklahoma SIP discussed above remains in place, the EPA may not enforce the Good Neighbor FIP. In addition, in an interim final rule published in the Federal Register on September 29, 2023, the EPA stayed the Good Neighbor Plan's requirements for emissions sources in Oklahoma.

In light of the issuance of the FIP, OG&E has been evaluating various control strategies to reduce emissions at its generating units, which can range from some combination of purchase of emission allowances, installation of selective catalytic reduction controls, conversion of coal-fired units to gas-fired units or retirement and replacement of capacity. Due to the uncertainty relating to the disapproval of the SIP and implementation of the FIP, OG&E cannot determine the cost to comply with certainty, as such costs are dependent upon the timing and outcome of the litigation discussed above, the particular control strategies ultimately selected for each unit, the terms and timing of regulatory approvals required from the OCC and the time period necessary to complete the projects. However, OG&E preliminarily estimates that the cost of compliance with the FIP as issued could be up to approximately $2.7 billion in total, including $100 million to $300 million over the 12- to 18-month period following effectiveness of the FIP. OG&E expects that it would seek recovery of any necessary environmental expenditures to handle state and federally mandated environmental upgrades, but there is no guarantee that all of such expenditures will be approved for recovery or will be approved for recovery on a timely basis.

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

Greenhouse Gas

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, including President Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry by 2035 and the September 2022 EPA non-rulemaking docket for public input related to the EPA's efforts to reduce emissions of greenhouse gases from new and existing fossil fuel-fired electric generating units under Clean Air Act Section 111. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. On May 23, 2023, the EPA proposed rules to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under Clean Air Act Section 111. The proposal encompasses both Section 111(b) and 111(d) rulemakings for new units and existing units, respectively. In particular, the proposed rules would (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam electric generating units (including coal, oil, and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). OG&E filed comments regarding the proposal on August 8, 2023 and participated with trade associations to develop industry-focused comments. It is unknown what the outcome, or any potential material impacts, if any, will be from the final action by the EPA.

OG&E has reduced carbon dioxide emissions by over 40 percent compared to 2005 levels, and during the same period, emissions of ozone-forming NOx have been reduced by approximately 80 percent and emissions of SO2 have been reduced by approximately 90 percent. OG&E expects to further reduce carbon dioxide emissions to 50 percent of 2005 levels by 2030. To comply with EPA rules, OG&E converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's SmartHours and Load Reduction Program involve active engagement with customers to reduce the amount of generation required to serve peak demand. OG&E is also planning to deploy more renewable energy sources that do not emit greenhouse gases.

In October 2021, OG&E issued its most recent IRP to the OCC and APSC that analyzed the expansion of its renewable generation fleet, including the potential development of additional solar resources. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule was initially set to occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. On August 3, 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the effluent limitation guidelines rule after completing its review of the October 2020 rule. The existing effluent limitation guidelines will remain in effect while the EPA undertakes this new rulemaking, with a compliance date of no later than December 31, 2025. On March 29, 2023, the EPA published a proposed rule to revise the effluent limitation guidelines for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. The proposed rule would prohibit any discharge from bottom ash transport water systems and has a compliance date of December 31, 2029. OG&E is planning to install dry bottom ash handling technology that will comply with the rule.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2022 Form 10-K for a description of certain legal proceedings presently pending. Except as described in Notes 12 and 13 within "Part I - Item 1. Financial Statements," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2022 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

November 1, 2023