Form 10-K
period 2023-12-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2024-02-21
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2023, the last business day of OGE Energy Corp.'s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $7,192,319,241 based on the number of shares held by non-affiliates (200,287,364) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $35.91.

At June 30, 2023, there was no voting or non-voting common equity of Oklahoma Gas and Electric Company held by non-affiliates.

At January 31, 2024, there were 200,330,340 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At January 31, 2024, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for OGE Energy Corp.'s 2024 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

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

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CenterPoint	CenterPoint Energy Resources Corp., wholly-owned subsidiary of CenterPoint Energy, Inc.
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
kV	Kilovolt
MRG	Member Resource Group
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OGE Holdings	OGE Enogex Holdings LLC, wholly-owned subsidiary of OGE Energy, parent company of Enogex Holdings LLC (prior to May 1, 2013) and 25.5 percent owner of Enable (prior to December 2, 2021)
OSHA	U.S. Department of Labor's Occupational Safety and Health Administration
Pension Plan	Qualified defined benefit retirement plan
PM	Particulate matter
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOFR	Secured Overnight Funding Rate
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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
•
the ability of the Registrants to access the capital markets and obtain financing on favorable terms, as well as inflation rates and monetary fluctuations;
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
•
changes in the use, perception or regulation of generative artificial intelligence technologies, which could limit our ability to utilize such technology, create risk of enhanced regulatory scrutiny, generate uncertainty around intellectual property ownership, licensing or use, or which could otherwise result in risk of damage to our business, reputation or financial results;

•
creditworthiness of suppliers, customers and other contractual parties, including large, new customers from emerging industries such as cryptocurrency;
•
social attitudes regarding the utility and power industries;
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

Strategy

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities, encouraging growth and a higher quality of life. Its business model is centered around growth and sustainability for employees (internally referred to as "members"), communities and customers and the owners of OGE Energy, its shareholders.

OGE Energy is focused on:

•
delivering top-quartile safety results, while enabling members to deliver improved value to their communities, customers and shareholders;
•
transforming the customer experience by centering decisions on customer impact, which drives customer operations, communications, programs, product development, and the digital experience including increased personalization and self-service;
•
providing safe, reliable energy to the communities and customers it serves, with a particular focus on enhancing the value of the grid by improving reliability and resiliency;
•
leading economic development and job growth by attracting new and diverse businesses to improve the infrastructure of the communities it serves in Oklahoma and Arkansas;
•
ensuring the necessary mix of generation resources to meet the long-term capacity needs of its customers, with a progressively modernized generation portfolio;
•
maintaining customer rates that are some of the lowest rates in the country by continuing to focus on innovation, intellectual curiosity and execution with excellence;
•
delivering on earnings commitments to shareholders to enhance access to lower-cost debt and equity capital that is needed to deploy infrastructure for the long-term economic health of its communities;
•
fostering strong regulatory and legislative relationships, built on integrity, for the long-term benefit of our customers, communities, shareholders and members; and
•
developing and growing our members to be able to provide a greater contribution to the company's success, while also improving their own lives.

OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. In the next five years, OGE Energy expects to continue to grow the dividend, targeting a dividend payout ratio of 65 to 70 percent. Over the next several years, OGE Energy expects earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and investments related to new generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Electric Operations - OG&E

General

OG&E provides retail electric service to approximately 896,000 customers in Oklahoma and western Arkansas throughout a service area that covers 30,000 square miles including Oklahoma City, the largest city in Oklahoma, Fort Smith, Arkansas, the third largest city in that state, and other large communities with their contiguous rural and suburban areas. OG&E derived 91 percent of its total electric operating revenues in 2023 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

In 2023, OG&E's system control area peak demand was 7,384 MWs on August 21, 2023, and OG&E's load responsibility peak demand was 6,573 MWs on August 21, 2023. The following table presents system sales and variations in system sales for 2023, 2022 and 2021.

Year Ended December 31	2023	2023 vs. 2022	2022	2022 vs. 2021	2021
System sales (Millions of MWh)	29.7	(1.0)%	30.0	8.3%	27.7

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

OKLAHOMA GAS AND ELECTRIC COMPANY

CERTAIN OPERATING STATISTICS

Year Ended December 31	2023	2022	2021
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	13.3	13.6	16.3
Purchased	18.8	19.0	14.6
Total generated and purchased	32.1	32.6	30.9
OG&E use, free service and losses	(1.6)	(1.5)	(1.6)
Electric energy sold	30.5	31.1	29.3
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.6	10.4	9.6
Commercial	8.5	7.8	6.7
Industrial	4.2	4.3	4.3
Oilfield	4.4	4.4	4.2
Public authorities and street light	3.0	3.1	2.9
System sales	29.7	30.0	27.7
Integrated market	0.8	1.1	1.6
Total sales	30.5	31.1	29.3
ELECTRIC OPERATING REVENUES (In millions)
Residential	$1,040.4	$1,307.0	$1,342.1
Commercial	688.4	818.3	763.0
Industrial	240.5	327.5	330.8
Oilfield	211.9	308.8	318.1
Public authorities and street light	234.9	299.0	289.5
System sales revenues	2,416.1	3,060.6	3,043.5
Provision for rate refund	2.0	(1.2)	—
Integrated market	71.6	163.8	468.9
Transmission	143.0	131.7	140.2
Other	41.6	20.8	1.1
Total operating revenues	$2,674.3	$3,375.7	$3,653.7
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of year)
Residential	762,433	756,751	749,091
Commercial	106,787	105,018	103,337
Industrial	2,377	2,464	2,585
Oilfield	6,739	6,791	6,804
Public authorities and street light	17,766	17,735	17,630
Total customers	896,102	888,759	879,447

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2023, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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

Regulatory Assets and Liabilities

OG&E, as a regulated electric company, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

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

•
Under OG&E's Smart Grid-enabled SmartHours programs, time-of-use and variable peak pricing rates offer customers the ability to save on their electricity bills by shifting some of their electricity consumption to off-peak times when demand for electricity is lowest.
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
•
Load Reduction is a voluntary load curtailment program that provides qualifying OG&E commercial and industrial customers who enroll with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Large customers greater than 50 MWs who enroll in the program are also required to participate in Direct Load Control, giving OG&E direct control over the curtailable portion of the customer's load. Customers that curtail their usage will receive credit for their curtailment response.
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

Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E's current rate order from the APSC includes a formula rate rider that provides for an annual adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the test period. The initial term for the formula rate rider has expired; however, the APSC ruled that OG&E was able to undertake two more true-up updates to its formula rate rider with adjustments to rates occurring in April 2023 and April 2024. Subsequent to the April 2024 update, the formula rate rider will continue until new rates are set in a future general rate review.

OG&E offers several alternative customer programs and rate options, as described below.

•
The time-of-use and variable peak pricing tariffs allow participating customers to save on their electricity bills by shifting some of their electricity consumption to off-peak times when demand for electricity is lowest.
•
The Renewable Energy Credit purchase program and the Universal Solar Program are rate options that make renewable energy resources available as a voluntary option to all OG&E Arkansas retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of OG&E's conservation-minded customers.
•
Load Reduction is a voluntary load curtailment program that provides qualifying OG&E commercial and industrial customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action.
•
OG&E offers certain qualifying customers day-ahead price and flex price rate options which allow participating customers to adjust their electricity consumption based on a price signal received from OG&E. The day-ahead price and flex price rate options are based on OG&E's projected next day hourly operating costs.

In addition to specific rate structures, OG&E provides customers with other programs such as the Levelized Billing Plan which helps to make the customer's bill more predictable on a monthly basis. Similarly, OG&E has energy efficiency programs which provide qualified customers with programs such as in-home weatherization and opportunities to lower their monthly bill.

Fuel Supply and Generation

The following table presents the OG&E-generated energy produced and purchased, by type, for the last three years.

	Generation Mix (A)
	2023	2022	2021
Natural gas	75%	60%	48%
Coal	16%	30%	40%
Renewable	9%	10%	12%
Total	100%	100%	100%
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

The following table presents the weighted-average cost of fuel used, by type, for the last three years.

	Fuel Cost (A) (In cents/Kilowatt-Hour)
	2023	2022	2021
Natural gas	2.976	7.032	11.907
Coal	3.385	3.253	1.935
Renewable	—	—	—
Total	2.926	5.480	6.833
(A)
Total fuel and purchased power weighted-average cost was 2.837, 5.096 and 6.892 cents per kilowatt-hour in 2023, 2022 and 2021, respectively.

The change in the weighted average cost of fuel in 2023 compared to 2022 was primarily due to lower natural gas prices, and the change in 2022 compared to 2021 was primarily due to inflated fuel costs in 2021 during Winter Storm Uri. Fuel costs are generally recoverable through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC. See Notes 1 and 14 within "Item 8. Financial Statements and Supplementary Data" for further discussion.

Of OG&E's 7,116 total MWs of generation capability reflected in the table within "Item 2. Properties," 4,754 MWs, or 66.8 percent, are from natural gas generation, 1,559 MWs, or 21.9 percent, are from coal generation, 321 MWs, or 4.5 percent, are from dual-fuel generation (coal/gas), 449 MWs, or 6.3 percent, are from wind generation and 33 MWs, or 0.5 percent, are from solar generation.

Natural Gas

As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a diversified portfolio of natural gas supply comprised of (i) base load agreements that include first-of-month agreements with a fixed price for the month term; (ii) call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas; and (iii) day and intra-day purchases to meet the demands of the SPP Integrated Marketplace. OG&E holds two storage service contracts which provides additional physical storage capacity. These two contracts provide OG&E security in both volume and price to further help protect customers against volatile natural gas prices.

Coal

OG&E's coal-fired units are designed to burn primarily low sulfur western sub-bituminous coal. The coal purchased in 2023 had a weighted average sulfur content of 0.22 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.1 lbs. of SO2 per MMBtu.

For 2024 through 2026, OG&E has coal supply agreements for 100 percent of its expected coal requirements for both the Sooner and River Valley facilities. For the Muskogee facility, OG&E has a majority of its expected 2024 coal requirements met through a coal supply agreement and will fill any additional coal needs through term agreements, spot purchases and the use of existing inventory. In 2023, OG&E purchased 3.0 million tons of coal from its sub-bituminous suppliers. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

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

OG&E will continue to evaluate the need to add additional solar sites to its generation portfolio based on customer demand, utility-scale component supply, cost and reliability.

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

President Biden's Administration has taken a number of actions that adopt policies and affect environmental regulations, including issuance of executive orders that instruct the EPA and other executive agencies to review certain rules that affect OG&E with a view to achieving nationwide reductions in greenhouse gas emissions. OG&E is monitoring these actions which are in various stages of implementation. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty. In the meantime, the Registrants continue to have obligations to take or complete action under current environmental rules.

Management continues to evaluate the Registrants' compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time, based on existing rules, does not expect capital expenditures for environmental control facilities to be material for 2024 or 2025. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Registrants, see "2023 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Our company fulfills a critical role in the nation's electric utility infrastructure. In order to do so, we believe we need to attract, retain, motivate and develop a high quality, diverse workforce and provide a safe, inclusive and productive work environment for everyone. Our company's core values are teamwork, transparency, respect, integrity, public service, and individual safety and well-being. Our company's core beliefs are unleash potential, live safely, achieve together, create shared trust, value diversity and inclusion, take charge and values matter. We believe that our company's values and beliefs serve as a foundation for our relationships with our employees, who we refer to internally as "members" of the Registrants. These core values and beliefs are reinforced to all members at the time of hire, annually through a review of our Code of Ethics and periodically through small and large group meetings. We believe the efforts described herein, among others, contribute to our members' sense of purpose for the work we perform and result in the retention of our members. This belief is supported by OGE Energy being named by Forbes as the #1 Best Employer in Oklahoma for 2023 based on safety of work environment, competitiveness of compensation, opportunities for advancement, openness to telecommuting and how likely members would be to recommend OGE Energy as an employer. At December 31, 2023, OGE Energy had 2,329 full-time employees, of which 1,936 are OG&E employees.

Total Rewards

To help us attract and retain the most qualified individuals for our businesses, we provide a combination of strong compensation and comprehensive benefit offerings, including healthcare, health savings and flexible spending accounts, short-term and long-term incentive plans, retirement savings plans with company matching contributions, disability coverage, paid time off, parental leave and employee assistance programs. We also have a defined benefit pension plan that covers certain members hired on or before December 1, 2009. Our members are also offered two days of paid volunteer leave every year, which is intended to further enrich both their lives and the lives of others in the communities we serve.

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

We provide our members with a variety of opportunities for career growth and development. Many of the positions in our company are highly specialized, so having appropriate training and succession planning is critical to business continuity and competitiveness. We provide leadership, career development and skill-building opportunities, including internal and external training as well as tuition reimbursement, to invest in the next generation of leaders for our company. The number of annual hours of training per employee that we target, and historically average, aligns with the benchmark published annually by the American Society of Training and Development.

OGE Energy, like many utilities across the country, is planning for and managing the effects of turnover of our workforce due to a significant number of retirements occurring now and expected during the next five to ten years. This will also be a period impacted by major transformation of our business through technology investments, regulatory changes to our electric generation portfolio and upgrades to our distribution infrastructure. Management engages in ongoing succession planning discussions, which includes the annual involvement of OGE Energy's Board of Directors as it relates to officer succession planning.

OGE Energy conducts and/or participates in employee engagement surveys to seek feedback from its members on a variety of topics, including understanding of and alignment with the company's strategy, objectives, values and beliefs, management practices, operational performance and the employee value proposition. OGE Energy shares the survey results with members, and senior management incorporates the results of the surveys into their action plans in order to respond to the feedback and further enhance member engagement. In 2023, OG&E was named a Top Workplace in Oklahoma as a result of an employee engagement survey conducted by a third party.

Safety

At OGE Energy, safety is more than a priority; it is a value and is paramount in the work we perform. Our safety principles are core to who we are and what we do. These principles are communicated, demonstrated and embraced at all levels of the company and supported by our core belief to "Live Safely." To us, "Live Safely" means we protect ourselves and others from injury by constant engagement, "always living safely." Our goal is to have zero safety incidents every year, and we educate all members on our incident and injury-free workplace vision through extensive training on safety culture and task specific training to perform their work safely.

To further our vision of safety excellence, our health and safety professionals, supervisors and Safety Task Force teams conduct routine work observations to verify members and contractors are following safety protocols and procedures and provide coaching, if necessary. To further drive improvements in our safety performance, we report and analyze all near misses and incidents to understand the causal factors and associated corrective actions necessary to reduce the likelihood of recurrence. We share what we have learned company-wide to provide real-time learning opportunities for all members. We continue to analyze trends and engage in discussions with our members, creating a dialogue to enhance safety performance and work toward our incident and injury-free workplace. Our focus on safety has contributed to the last eight years being the safest in our 121-year history.

Since the inception of our safety principle that all incidents and injuries are preventable and embracing our incident and injury free vision, we have seen a sustained decline in our injury rate. We have reduced our 5-year averages for OSHA recordable injuries by 67 percent and our Days Away, Restricted, Transfer Rate by 74 percent since our 2011 baseline. The Days Away, Restricted, Transfer rate is an OSHA calculation that determines how safe businesses have been in a calendar year in reference to particular types of worker compensation injuries.

OG&E is subject to a number of federal, state and local regulations, which are administered by a variety of agencies. These agencies cover areas such as health and safety, transportation and the environment. OG&E has processes and procedures for these areas, and we believe we are in material compliance with all applicable regulations.

Diversity and Inclusion

Within our overall recruitment efforts, we are focused on fostering a culture of inclusion with our over-arching goal for the company's workforce to look like the communities we serve. Several of the talent pipeline partnerships referenced above are with organizations and trade schools whose student populations represent ethnic, racial, and socio-economic diversity or are raised in underrepresented communities. We continue working with others to recruit students to their programs who represent diverse communities, which can lead to potential employment for our positions. We have also formed relationships with universities to provide scholarships to students with diverse backgrounds and have focused on hiring individuals transitioning out of the military. For our workforce as a whole, the hiring percentage of members representing gender, racial and ethnically diverse communities has been trending upward, and we expect that trend to continue. The retirement of our more tenured employees creates opportunities to promote, attract, and hire additional individuals with diverse backgrounds.

We strive to reinforce the belief that our members are one of our greatest assets by creating a culture of inclusion throughout the company. One of our core beliefs is to "Value Diversity and Inclusion," which to us means that we embrace the uniqueness of each individual to make us a stronger and more resourceful organization, which enables us to serve and support the diverse communities where we live and work. We do this by, among other things, encouraging members to treat others justly and considering their views in the decisions we make.

The company currently has nine employee-led MRGs supporting Asian American & Pacific Islander, Black, Hispanic, Indigenous People, LGBTQ+, Veteran, and Women members along with new members and those dedicated to public service. All groups are voluntary and inclusive. Each MRG selects an officer of the company to serve as its Executive Sponsor. These MRGs are intended to foster a sense of belonging for all members, inspire conversation, introduce new ways of thinking about issues, drive innovation among our diverse population of members and provide an opportunity for professional development, community involvement and recruitment.

Information About the Registrants' Executive Officers

The following table presents the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrants as of February 20, 2024:

Name	Age	Current Title and Business Experience
Sean Trauschke	56	2019 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
W. Bryan Buckler	51	2021 - Present:	Chief Financial Officer of OGE Energy Corp.
		2019 - 2020:	Vice President of Investor Relations - Duke Energy Corporation
		2019:	Director of Financial Planning and Analysis - Duke Energy Corporation
Sarah R. Stafford	42	2019 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Scott A. Briggs	52	2020 - Present:	Vice President - Human Resources of OG&E
		2019 - 2020:	Managing Director Human Resources of OG&E
Robert J. Burch	61	2020 - Present:	Vice President - Utility Technical Services of OG&E
		2019 - 2020:	Managing Director Utility Technical Services of OG&E
Andrea M. Dennis	47	2019 - Present:	Vice President - Transmission and Distribution Operations of OG&E
		2019:	Managing Director Transmission and Distribution Operations of OG&E
		2019:	Director System Operations of OG&E
Keith E. Erickson	50	2022 - Present:	Vice President - Sales and Customer Operations of OG&E
		2019 - 2022:	Director of Sales and Business Development of OG&E
Donnie O. Jones	57	2019 - Present:	Vice President - Utility Operations of OG&E
		2019:	Vice President - Power Supply Operations of OG&E
Cristina F. McQuistion	59	2020 - Present:	Vice President - Corporate Responsibility and Stewardship of OGE Energy Corp.
		2019 - 2020:	Vice President - Chief Information Officer of OG&E
Kenneth A. Miller	57	2019 - Present:	Vice President - Public and Regulatory Affairs of OG&E
David A. Parker	47	2020 - Present:	Vice President - Technology, Data and Security of OG&E
		2019 - 2020:	Director Enterprise Security and Risk of OGE Energy Corp.
		2019:	Director of Internal Audit of OGE Energy Corp.
Matthew J. Schuermann	45	2020 - Present:	Vice President - Power Supply Operations of OG&E
		2019 - 2020:	Managing Director Power Plant Operations of OG&E
		2019:	Special Projects Director of OG&E
William H. Sultemeier	56	2022 - Present:	General Counsel, Corporate Secretary and Chief Compliance Officer of OGE Energy Corp.
		2019 - 2022:	General Counsel and Chief Compliance Officer of OGE Energy Corp.
Charles B. Walworth	49	2019 - Present:	Treasurer of OGE Energy Corp.
Johnny W. Whitfield, Jr.	47	2022 - Present:	Vice President - Business Intelligence and Supply Chain of OG&E
		2019 - 2022:	Director of Business Intelligence of OG&E
		2019:	Sr. Manager of Resource Coordination of OG&E
Christine O. Woodworth	53	2021 - Present:	Vice President - Marketing and Communications of OG&E
		2019 - 2021:	Vice President of Public Relations - Sonic Drive-In, a fast-food restaurant chain

No family relationship exists between any of the Executive Officers of the Registrants. Messrs. Trauschke, Buckler, Sultemeier, Walworth and Mses. McQuistion and Stafford are also officers of OG&E. Each Executive Officer is to hold office until the next annual election of officers by the Board of Directors which is typically accomplished at the first regular board meeting following the Annual Meeting of Shareholders, currently scheduled for May 16, 2024.

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

OG&E is subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs, including its cost of capital, from customers. Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk. The utility commissions in the states where OG&E operates regulate many aspects of its electric operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the electric operations is dependent on OG&E's ability to fully recover costs related to providing electricity and power services to its customers in a timely manner. Any failure to obtain commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations. In addition, OG&E's jurisdictions have fuel adjustment clauses that permit OG&E to recover fuel and purchased power costs through rates without a general rate review, subject to a later determination that such costs were prudently incurred. If the state regulatory commissions determine that such costs were not prudently incurred, recovery could be disallowed.

In recent years, the regulatory environments in which OG&E operates have received an increased amount of attention. It is possible that there could be changes in the regulatory environment that would impair OG&E's ability to fully recover costs historically paid by OG&E's customers. State regulatory commissions generally possess broad powers to ensure that the needs of the utility customers are being met. OG&E cannot assure that the OCC, APSC and the FERC will grant rate increases in the future or in the amounts requested, and they could instead lower OG&E's rates.

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

OG&E is a vertically integrated electric company. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state regulatory commission.

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

Costs of compliance with environmental and other laws and regulations are significant, and the cost of compliance with future environmental and other laws and regulations may adversely affect our results of operations, financial position or liquidity.

We are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs. We are also subject to SPP-related capacity methodologies which are expected to continue to impact our future capacity needs. There are significant capital, operating and other costs associated with compliance with these environmental and other statutes, rules and regulations and those costs may be even more significant in the future.

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but laws and regulations to which we must adhere change, and the Biden Administration's agenda includes a significant shift in environmental and energy policy, focusing on reducing greenhouse gas emissions and addressing climate change issues. Together, these actions reflect climate change issues and greenhouse gas emission reductions as central areas of focus for domestic and international regulations, orders and policies, such as proposed rules from the EPA in 2023 to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under Clean Air Act Section 111. In addition, a parallel focus on reducing greenhouse gas emissions is reflected in legislation introduced in Congress. For example, the Infrastructure Investment and Jobs Act and Inflation Reduction Act were passed into law in 2022. These laws present opportunities for federal grants and tax incentives intended to hasten the future economy-wide deployment of various greenhouse gas emission reducing technologies and approaches. These initiatives could lead to new and revised energy and environmental laws and regulations, including tax reforms relating to energy and environmental issues. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Such changes also could affect the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

Recently proposed environmental regulations may also impact our plan to comply with potential additional changes to the SPP’s planning reserve margin and, as further discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data," recent changes to the resource capacity accreditation methodologies for both thermal and renewable resources. Both changes may increase OG&E's generation capacity needs. We may be constrained by the ability to procure resources or labor that is needed to construct projects on time and at a reasonable price, which could significantly impact the extent to which we can successfully comply with these proposed environmental regulations and SPP requirements.

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

In addition to the potential for physical risk related to climate change (discussed below), climate change, and the risks related to our transition to a lower carbon economy, creates financial risk. Transition risks represent those risks related to the social and economic changes needed to shift toward a lower carbon future. These risks are often interconnected, representing policy and regulatory changes, technology and market risks, and risks to our reputation and financial performance.

Potential regulation associated with climate change legislation could pose financial risks to OGE Energy and its affiliates. The U.S. is a party to the United Nations' "Paris Agreement" on climate change, and the Agreement, along with other potential legislation and regulation discussed above, could result in enforceable greenhouse gas emission reduction requirements that could lead to increased compliance costs for OGE Energy and its affiliates. For example, in May 2023, the EPA proposed rules to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under Clean Air Act Section 111. The proposal encompasses rulemakings for both new units and existing units. For further discussion, see "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." It is unknown what the outcome, or any potential material impacts, if any, will be from the final action by the EPA.

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

Our business plan calls for extensive investments in capital improvements and additions in OG&E, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. As discussed above, the Infrastructure Investment and Jobs Act and Inflation Reduction Act present opportunities for federal grants and tax incentives intended to hasten the future economy-wide deployment of various greenhouse gas emission reducing technologies and approaches. We have been awarded grant funds for specific projects through the Infrastructure Investment and Jobs Act, and we plan to pursue additional opportunities available to us under this Act. We expect to typically be responsible for any project costs not covered by grants on further investments related to this Act. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment. This could adversely affect the Registrants' financial position and results of operations. While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated electric company. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights. Collectively, the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. Our revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

We are subject to substantial regulation by governmental agencies. Compliance with current and future regulatory requirements and procurement of necessary approvals, permits and certifications may result in significant costs to us.

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

The NERC is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur. As one of OG&E's regulators, the NERC has comprehensive regulations and standards related to the reliability and security of our operating systems and is continuously developing additional mandatory compliance requirements for the electric power industry. The increasing development of NERC rules and standards will increase compliance costs and our exposure for potential violations of these standards.

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

Additionally, due to our generation and transmission systems being part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event such as a severe storm, generator or transmission facility outage on a neighboring system or the actions of a neighboring utility. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial position, results of operations and cash flows.

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
•
operator or contractor error or safety related stoppages;
•
disruptions in the delivery of electricity;
•
intentional destruction of electric grid equipment; and
•
catastrophic events such as fires, explosions, tornadoes, floods, earthquakes or other similar occurrences.

The occurrence of any of these events, if not fully covered by insurance or if insurance is not available, could have a material effect on our financial position and results of operations. Further, when unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation, or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

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

Reductions in customer electricity consumption, thereby reducing electric sales, could result from increased deployment of renewable energy technologies as well as increased efficiency of household appliances, among other general efficiency gains in technology. However, this potential reduction in load would not reduce our need for ongoing investments in our infrastructure to reliably serve our customers. Continued electric infrastructure investment without increased electricity sales could cause increased rates for customers, potentially resulting in further reductions in electricity sales and reduced profitability.

Weather conditions such as tornadoes, thunderstorms, ice storms, windstorms, flooding, earthquakes, prolonged droughts and the occurrence of wildfires, as well as seasonal temperature variations may adversely affect our financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power. In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time. As a result, overall operating results may fluctuate on a seasonal and quarterly basis. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability. Severe weather, such as tornadoes, thunderstorms, ice storms, windstorms, flooding, earthquakes, prolonged droughts and the occurrence of wildfires, may cause outages and property damage which may require us to incur additional costs that may not be adequately insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process.

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

OGE Energy is a holding company and thus its primary asset is its subsidiary, OG&E. Substantially all of OGE Energy's operations are conducted by this subsidiary. Consequently, OGE Energy's operating cash flow and its ability to pay dividends and service its indebtedness are dependent upon the operating cash flow of OG&E and the payment of funds by OG&E to OGE Energy in the form of dividends. At December 31, 2023, OGE Energy and OG&E had outstanding indebtedness and other liabilities of $8.3 billion. OG&E is a separate legal entity that has no obligation to pay any amounts due on OGE Energy's indebtedness or to make any funds available for that purpose. In addition, OG&E's ability to pay dividends to OGE Energy depends on any statutory and contractual restrictions that may be applicable to the entity, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of OG&E on its assets will generally have priority over OGE Energy claims (except to the extent that OGE Energy may be a creditor and its claims are recognized) and claims by OGE Energy shareholders.

In addition, as discussed above, OG&E is regulated by state utility commissions in Oklahoma and Arkansas as well as a federal regulatory agency which generally possess broad powers to ensure that the needs of customers are being met. To the extent that the state commissions or federal regulatory agency attempt to impose restrictions on the ability of OG&E to pay dividends to OGE Energy, it could adversely affect its ability to continue to pay dividends.

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

Our operations have been and are affected by local, national and worldwide economic conditions. National and global events could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, rising interest rates, supply chain disruptions and economic recessions, which in turn affect our operations and our customers. OG&E has experienced rising costs to produce electricity through increased fuel prices, raw material inflation, logistical challenges and certain component shortages. We are dependent upon others, such as fuel suppliers and transporters and suppliers for our capital projects, to help execute our operations. Supply chain disruption has resulted, and may continue to result, in delays in construction activities and equipment deliveries related to our capital projects.

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

Economic conditions may be impacted by insufficient financial sector liquidity or inflationary pressures, leading to potential increased unemployment, which could impact the ability of our customers to pay timely, increase customer bankruptcies, and could lead to increased bad debt. If such circumstances occur, we expect that commercial and industrial customers would be impacted first, with residential customers following.

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

In the regular course of our business, we handle a range of sensitive security and customer information. We are subject to numerous laws and rules concerning safeguarding and maintaining the confidentiality of this information. A security breach of our information systems due to theft, ransomware, viruses, increased use of artificial intelligence technologies, denial of service, hacking, acts of war or terrorism, or inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on our financial position, results of operations and cash flows.

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

Security threats continue to evolve and adapt. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems and/or confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on our financial condition or results of operations. Despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact. Our security procedures, which include among others, virus protection software, cybersecurity controls and monitoring and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cybersecurity attacks on our systems, which could adversely impact our operations.

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

In addition to maintaining our current technology infrastructure, we believe the digital transformation of our business, including potential generative artificial intelligence, is key to driving internal efficiencies as well as providing additional capabilities to customers. Our technology infrastructure is critical to cost-effective, reliable daily operations and our ability to effectively serve our customers. We expect our customers to continue to demand more sophisticated technology-driven solutions, and we must enhance or replace our technology infrastructure in response. This involves significant development and implementation costs to keep pace with changing technologies and customer demand. If we fail to successfully implement critical technology infrastructure, or if it does not provide the anticipated benefits or meet customer demands, such failure could materially adversely affect our business strategy as well as impact our results of operations, financial position and cash flows.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business and could impact our ability to operate critical infrastructure. Continued hostilities or sustained military campaigns may adversely impact our financial position, results of operations and cash flows.

In recent years, physical attacks on electric equipment owned by other electric companies in the U.S. resulted in the loss of power for a period of time. Authorities have indicated they believe these attacks may have been carried out by domestic extremists, as the U.S. electric grid is noted as being highly vulnerable to domestic terrorism. While OG&E has experienced physical attacks on its electric equipment, these incidents have not been material to its operations. The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the electric utility in general, and on us in particular, cannot be known. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities or sustained military campaigns may affect our operations in unpredictable ways, including disruptions of supplies and markets for our products, and the possibility that our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than existing insurance coverage.

Health epidemics and other outbreaks could adversely impact economic activity and conditions worldwide, which could have a material adverse effect on our results of operations and financial condition.

Health epidemics and other outbreaks could adversely impact economic activity and conditions worldwide, by, among other things, leading to shutdowns, disrupting supply chains, increasing unemployment, resulting in customer slow payment or non-payment and decreasing commercial and industrial load. In response to health epidemics and other outbreaks, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects.

We face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements.

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 24.6 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Beginning December 2022, the Registrants utilize SOFR for their credit facility reference rate. SOFR is a relatively new reference rate without much historical rate information. The change to SOFR or transition to other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose the Registrants' future borrowings to less favorable rates. If the change to SOFR, or other alternative rates, results in increased alternative interest rates or if the Registrants' lenders have increased costs due to such phase out or changes, then the Registrants' debt that uses benchmark rates could be affected and, in turn, the Registrants' cash flows and interest expense could be adversely impacted.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have revolving credit agreements for working capital, capital expenditures, acquisitions and other corporate purposes. The credit facilities for OGE Energy and OG&E have a financial covenant requiring them to maintain a maximum debt to capitalization ratio of 70 percent and 65 percent, respectively. The levels of our debt could have important consequences, including the following:

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

We have seen increased interest for electric service from emerging industries such as data mining and hydrogen production, which are both large consumers of electricity. If this continues, these types of customers could represent a significant portion of our revenues.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

In the regular course of business, the Registrants handle a range of sensitive security and customer information. The Registrants are subject to numerous laws and rules concerning safeguarding and maintaining the confidentiality of this information. The Registrants utilize a risk-based, comprehensive, systematic and layered approach to cybersecurity risk, which helps them to continually assess, identify and manage enterprise-wide material cybersecurity risks. The Registrants have a comprehensive cybersecurity threat detection and monitoring program for their technology and network infrastructure, which leverages various systems, processes and operational measures to monitor, detect and respond to cyber incidents. The Registrants have established a security incident response plan, a business resiliency and event management framework, as well as disaster recovery mechanisms, which are tested and updated to prepare the Registrants to respond to material cybersecurity threats. The Registrants’ cybersecurity processes, including their threat detection, monitoring and response protocols, are subject to periodic internal audits. The Registrants’ Enterprise Security team partners with Internal Audit and third-party experts to conduct periodic penetration tests and assessments of the Registrants' cybersecurity processes.

Cybersecurity risks are integrated into the Registrants’ Enterprise Risk Management process. The Enterprise Risk Management process engages internal stakeholders, helps identify key internal and external business risks, including cybersecurity risks, and then supports evaluations of those risks, providing consistent assessment. Key risks are then assessed using a methodology that includes a quantification of potential financial and operational impacts. Priority cybersecurity risks are assigned internal risk owners which report to the Vice President of Technology, Data and Security, who is responsible for the Registrants’ Enterprise Security including, among other responsibilities, developing and updating risk management plans.

The Enterprise Security team utilizes third-party consultants to regularly conduct a review of the Registrants’ cybersecurity program that includes assessing their (i) ability to detect and respond to malicious behavior, (ii) configuration of security tools and (iii) security roadmap, training and staffing plans. The Enterprise Security team also utilizes multiple sources of threat intelligence information from real time feeds that come from government, industry and private sources to help stay abreast of emerging threats that could impact the Registrants.

The Registrants have third-party vendor risk management processes to oversee and identify risks from cybersecurity threats associated with their use of third-party service providers. Enterprise Security works cross-functionally across the companies to review new vendors and their proposed solutions as they are engaged by the Registrants. The Enterprise Security team’s monitoring and assessment of third-party cybersecurity practices is continuous and ongoing throughout the Registrants’ relationship with the third party. Based on this process, the Enterprise Security team may require specific security controls on the third-party application, system, hardware or software being deployed. Enterprise Security monitors vendors for disclosed vulnerabilities and change in scores from external risk scoring agencies.

The Registrants and their third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, or confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on the Registrants financial condition or results of operations. Although prior incidents have not materially affected the Registrants, any future incidents related to the Registrants' information systems due to theft, ransomware, viruses, increased use of artificial intelligence technologies, denial of service, hacking, acts of war or terrorism, or inappropriate release of certain types of information, including confidential customer information or system operating information, could have a materially adverse impact on the Registrants, and affect their business strategy, results of operations or its financial condition. See “Item 1A. Risk Factors” for further discussion.

Governance

The Board of Directors is responsible for reviewing and overseeing the long-term strategic plans and principal issues facing the Registrants and includes the oversight of the major risk exposures and the risk management activities of the Registrants. As part of its risk oversight role, the Board delegates specific roles to its committees to help ensure risks, mitigations and opportunities are appropriately monitored and managed. The Audit Committee has overall oversight responsibility over the Registrants’ major financial risks, while the Nominating, Corporate Governance and Stewardship Committee oversees the Registrants’ cybersecurity risk exposure and management. These Committees and the full Board of Directors are updated regularly by the Vice President of Technology, Data and Security and the Director of Enterprise Security on cybersecurity risks and related matters, including results from audits and assessments of the Registrants’ cybersecurity practices and systems, as well as the results of their incident response and business resiliency exercises.

The Vice President of Technology, Data, and Security leads an information security team responsible for management of cybersecurity risk. The Vice President of Technology, Data and Security has decades of experience relevant to risk management, information systems and enterprise security. The Vice President of Technology, Data and Security serves on the Corporate Risk Oversight Committee where cyber risks are regularly discussed and addressed. The Registrants’ Corporate Risk Oversight Committee includes corporate officers and members of management and is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants.

The Registrants’ contingency plans, including its security incident response plan and event management framework, set forth the processes through which cybersecurity incidents are managed, including how management is informed of cybersecurity incidents. As part of these plans, incidents are evaluated, classified and elevated, as necessary, to an executive team which includes the Vice President of Technology, Data and Security and other executives on the Registrants’ Corporate Risk Oversight Committee. Once elevated, these executives are ultimately responsible for the management, mitigation and remediation of incidents.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 17 generating stations with an aggregate capability of 7,116 MWs at December 31, 2023. The following table presents information with respect to OG&E's electric generating facilities. Unless otherwise indicated, these electric generating facilities are located in Oklahoma.

Station & Unit			Year Installed	Unit Design Type	Fuel Capability	2023 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Seminole	1		1971	Steam-Turbine	Gas	19.9%	500
	2		1973	Steam-Turbine	Gas	24.1%	513
	3		1975	Steam-Turbine	Gas	20.5%	509	1,522
Muskogee	4		1977	Steam-Turbine	Gas	14.8%	489
	5		1978	Steam-Turbine	Gas	10.9%	488
	6		1984	Steam-Turbine	Coal	18.0%	521	1,498
Sooner	1		1979	Steam-Turbine	Coal	12.1%	519
	2		1980	Steam-Turbine	Coal	11.8%	519	1,038
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	2.6%	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	4.8%	31
	7		1963	Steam-Turbine	Gas	—	211
	8		1969	Steam-Turbine	Gas	11.7%	375
	9		2000	Combustion-Turbine	Gas	20.4%	45
	10		2000	Combustion-Turbine	Gas	6.0%	43	738
Redbud (C)	1		2003	Combined Cycle	Gas	37.2%	157
	2		2003	Combined Cycle	Gas	43.6%	154
	3		2003	Combined Cycle	Gas	41.3%	154
	4		2003	Combined Cycle	Gas	45.3%	153	618
Mustang	6		2018	Combustion-Turbine	Gas	12.0%	57
	7		2018	Combustion-Turbine	Gas	14.5%	56
	8		2017	Combustion-Turbine	Gas	18.6%	58
	9		2018	Combustion-Turbine	Gas	21.9%	57
	10		2018	Combustion-Turbine	Gas	13.0%	57
	11		2018	Combustion-Turbine	Gas	21.6%	58
	12		2018	Combustion-Turbine	Gas	2.0%	57	400
McClain (D)	1		2001	Combined Cycle	Gas	52.2%	373	373
Frontier	1		1989	Combined Cycle	Gas	57.0%	126	126
River Valley	1		1991	Steam-Turbine	Coal/Gas	19.3%	161
	2		1991	Steam-Turbine	Coal/Gas	23.9%	160	321
Total Generating Capability (all stations, excluding renewable)								6,634
(A)
2023 Capacity Factor = 2023 Net Actual Generation / (2023 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.
(B)
Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.
(C)
Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)
Represents OG&E's 77 percent ownership interest in the McClain Plant.

In 2023, OG&E retired unit 6 located at the Horseshoe Lake station.

Renewable					2023
Station	Year Installed	Location	Number of Units	Fuel Capability	Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Crossroads	2011	Canton, OK	98	Wind	17.8%	2.30	228
Centennial	2007	Laverne, OK	80	Wind	15.6%	1.50	120
OU Spirit	2009	Woodward, OK	44	Wind	16.0%	2.30	101
Mustang	2015	Oklahoma City, OK	90	Solar	20.8%	< 0.1	3
Covington	2018	Covington, OK	4	Solar	21.6%	2.5	10
Choctaw Nation	2020	Durant, OK	2	Solar	22.2%	2.5	5
Chickasaw Nation	2020	Davis, OK	2	Solar	24.4%	2.5	5
Branch	2021	Branch, AR	2	Solar	22.6%	2.5	5
Durant 2	2022	Durant, OK	2	Solar	19.7%	2.5	5
Total Generating Capability (renewable)							482
(A)
2023 Capacity Factor = 2023 Net Actual Generation / (2023 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.

The following table presents certain operating data relating to the OG&E's electricity transmission and distribution assets at December 31, 2023.

	Oklahoma	Arkansas
Transmission system:
Substations	54	7
Total capacity (million kV-amps)	14.1	2.9
Structure miles - lines	5,208	347
Distribution system:
Substations	351	30
Total capacity (million kV-amps)	11.0	1.0
Structure miles - overhead	29,690	2,811
Miles of underground conduit	3,150	273
Miles of underground conductors	11,801	761

During the three years ended December 31, 2023, both Registrants' gross property, plant and equipment (excluding construction work in progress) additions were $2.7 billion, and gross retirements were $372.8 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 17.0 percent of gross property, plant and equipment (excluding construction work in progress) for both Registrants at December 31, 2023.

Item 3. Legal Proceedings.

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the Registrants' financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. At the present time, based on currently available information, except as disclosed in Note 13 within "Item 8. Financial Statements and Supplementary Data," the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on the Registrants' financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OGE Energy's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2023, there were 11,692 holders of record of OGE Energy's common stock.

Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.

Performance Graph

The below graph shows a five-year comparison of cumulative total returns for OGE Energy's common stock, the S&P 500 Index and the S&P 1500 Composite Utilities Sector Index. The graph assumes that the value of the investment in OGE Energy's common stock and each index was $100 as of December 31, 2018, and that all dividends were reinvested.

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

Prior to the December 2, 2021 closing of the Enable and Energy Transfer merger, OGE Energy's former natural gas midstream operations segment included its investment in Enable. Subsequent to the merger and throughout 2022, OGE Energy's natural gas midstream operations segment included OGE Energy's investment in Energy Transfer's equity securities acquired in the Enable and Energy Transfer merger. For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in Energy Transfer as an investment in equity securities and reported the Energy Transfer investment, along with legacy Enable seconded employee pension and postretirement costs, through OGE Energy's natural gas midstream operations segment. As of the end of September 2022, OGE Energy sold all of its Energy Transfer limited partner units. Therefore, beginning in 2023, OGE Energy no longer has a natural gas operations reporting segment. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings.

Recent Developments

Global Macroeconomic Pressures

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

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data." OG&E filed an Oklahoma general rate review on December 29, 2023 and expects to submit its final 2024 IRP for Oklahoma and Arkansas in the first quarter of 2024.

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

Summary of OGE Energy 2023 Operating Results Compared to 2022

OGE Energy's net income was $416.8 million, or $2.07 per diluted share, in 2023 as compared to $665.7 million, or $3.32 per diluted share, in 2022. The decrease in net income of $248.9 million, or $1.25 per diluted share, in 2023 as compared to 2022 is further discussed below.

•
A decrease in net income at OG&E of $13.1 million, or $0.07 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense as a result of additional assets being placed into service, higher interest expense related to two senior note issuances in January and April of 2023 and higher other operation and maintenance expense, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by the recovery of capital investments, which offset the impact of milder weather compared to 2022, higher net other income and lower income tax expense.
•
An increase in net loss of other operations (holding company) of $4.5 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by increased short-term debt outstanding, partially offset by a higher income tax benefit.
•
OGE Holdings' net income of $231.3 million, or $1.16 per diluted share of OGE Energy's common stock in 2022 included a $282.1 million pre-tax gain on OGE Energy's investment in Energy Transfer limited partner units. As further discussed in Note 12 within "Item 8. Financial Statements and Supplementary Data," OGE Energy sold all of Energy Transfer's limited partner units by the end of September 2022; therefore, beginning in 2023 OGE Energy no longer has a natural gas midstream operations reporting segment.

A more detailed discussion regarding the financial performance for the year ended December 31, 2023 as compared to December 31, 2022 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2022 compared to December 31, 2021 for OGE Energy and OG&E can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrants' 2022 Form 10-K.

2024 Outlook

Key assumptions for the 2024 outlook are discussed below.

OGE Energy is projected to earn approximately $415 million to $439 million, or $2.06 to $2.18 per average diluted share, with a midpoint of $427 million, or $2.12 per average diluted share in 2024 and is based off the following assumptions:

•
OGE Energy forecasts earnings for OG&E of $447 million, or $2.22 per average diluted share;
•
OGE Energy forecasts a loss of $20 million for other operations (primarily the holding company), or a loss of $0.10 per average diluted share;
•
OG&E experiences normal weather patterns for the year; OG&E has significant seasonality in its earnings; OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand;
•
operating revenues growth driven by OG&E total approximate load growth (weather normalized) in the residential class of 1 percent, commercial class of between 8 percent and 15 percent, oilfield class of 3 percent, public authority class of 3 percent, and a slight decline in the industrial class of 1 percent; total retail load growth up to approximately 3 percent to 5 percent;
•
operating expenses of approximately $1.145 billion to $1.150 billion, with operation and maintenance expenses comprising approximately 44 percent of the total;
•
net interest expense of approximately $250 million to $252 million which assumes a $16 million allowance for borrowed funds used during construction reduction to interest expense, and assumes a debt issuance at OG&E of $300 million to $350 million and a debt issuance at other operations (primarily the holding company) of $300 million in 2024;
•
other income of approximately $30 million including $17 million of allowance for equity funds used during construction;
•
an effective consolidated tax rate of approximately 15.0 percent; and
•
approximately 201.5 million average diluted shares outstanding.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the years ended December 31, 2023 and 2022 and the Registrants' financial positions at December 31, 2023 and 2022. The following information should be read in conjunction with the financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

OGE Energy	Year Ended December 31,
(In millions except per share data)	2023	2022
Net income	$416.8	$665.7
Basic average common shares outstanding	200.3	200.2
Diluted average common shares outstanding	200.9	200.8
Basic earnings per average common share	$2.08	$3.33
Diluted earnings per average common share	$2.07	$3.32
Dividends declared per common share	$1.6646	$1.6482

Results by Business Segment

	Year Ended December 31,
(In millions)	2023	2022
Net income:
OG&E (Electric Company)	$426.4	$439.5
Other operations (A)	(9.6)	(5.1)
OGE Holdings (Natural Gas Midstream Operations) (B)	—	231.3
OGE Energy net income	$416.8	$665.7
(A)
Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations.
(B)
As a result of OGE Energy's sale of all Energy Transfer units by the end of September 2022, OGE Energy no longer has a natural gas midstream operations reporting segment, beginning in 2023. More information regarding the change in reporting segments is discussed in Note 12 within "Item 8. Financial Statements and Supplementary Data."

The following discussion of results of operations by business segment includes intercompany transactions that are eliminated in OGE Energy's consolidated financial statements.

OG&E (Electric Company)

Year Ended December 31 (Dollars in millions)	2023	2022
Operating revenues	$2,674.3	$3,375.7
Fuel, purchased power and direct transmission expense	911.7	1,662.4
Other operation and maintenance	505.0	491.9
Depreciation and amortization	506.6	460.9
Taxes other than income	99.4	98.0
Operating income	651.6	662.5
Allowance for equity funds used during construction	19.4	6.9
Other net periodic benefit income	6.5	1.2
Other income	23.9	6.5
Other expense	6.3	3.4
Interest expense	199.9	157.8
Income tax expense	68.8	76.4
Net income	$426.4	$439.5
Operating revenues by classification:
Residential	$1,040.4	$1,307.0
Commercial	688.4	818.3
Industrial	240.5	327.5
Oilfield	211.9	308.8
Public authorities and street light	234.9	299.0
System sales revenues	2,416.1	3,060.6
Provision for rate refund	2.0	(1.2)
Integrated market	71.6	163.8
Transmission	143.0	131.7
Other	41.6	20.8
Total operating revenues	$2,674.3	$3,375.7
MWh sales by classification (In millions)
Residential	9.6	10.4
Commercial	8.5	7.8
Industrial	4.2	4.3
Oilfield	4.4	4.4
Public authorities and street light	3.0	3.1
System sales	29.7	30.0
Integrated market	0.8	1.1
Total sales	30.5	31.1
Number of customers	896,102	888,759
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.976	7.032
Coal	3.385	3.253
Total fuel	2.926	5.480
Total fuel and purchased power	2.837	5.096
Degree days (A)
Heating - Actual	3,092	3,652
Heating - Normal	3,568	3,568
Cooling - Actual	2,215	2,385
Cooling - Normal	1,893	1,893
(A)
Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period. The calculation of heating and cooling degree normal days is based on a 30-year average and updated every ten years.

OG&E's net income decreased $13.1 million, or 3.0 percent, in 2023 as compared to 2022. The following section discusses the primary drivers for the decrease in net income in 2023 as compared to 2022.

Operating revenues decreased $701.4 million, or 20.8 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$(750.7)
Quantity impacts (includes weather) (B)	(14.5)
Industrial and oilfield sales	(2.6)
Other	(2.0)
Price variance (C)	10.0
Non-residential demand and related revenues	11.4
New customer growth	11.8
Wholesale transmission revenue	12.3
Guaranteed Flat Bill program (D)	22.9
Change in operating revenues	$(701.4)
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)
Decreased primarily due to a 15.3 percent decrease in heating degree days and a 7.1 percent decrease in cooling degree days.
(C)
Increased primarily due to the Oklahoma general rate review order received in September 2022 that approved new rates effective July 1, 2022 and increased recovery through rider mechanisms.
(D)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense decreased $750.7 million, or 45.2 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel expense (A)	$(355.1)
Purchased power costs:
Purchases from SPP (B)	(389.6)
Wind	(9.2)
Other (C)	13.0
Transmission expense	(9.8)
Change in fuel, purchased power and direct transmission expense	$(750.7)
(A)
Decreased primarily due to lower fuel costs related to the generating assets utilized during 2023.
(B)
Decreased primarily due to lower market prices for fuel during 2023.
(C)
Increased partially due to new capacity agreements during 2023.

Other operation and maintenance expense increased $13.1 million, or 2.7 percent, primarily driven by the below factors.

(In millions)	$ Change
Corporate overheads and allocations	$11.5
Payroll and benefits, net of capitalized labor	10.4
Materials and supplies	(2.3)
Other	(3.1)
Contract technical and construction services	(3.4)
Change in other operation and maintenance expense	$13.1

Depreciation and amortization expense increased $45.7 million, or 9.9 percent, primarily due to an increase in depreciation rates effective as of July 1, 2022 resulting from the most recent Oklahoma general rate review order and additional assets being placed into service.

Net other income increased $32.3 million, primarily due to the carrying charge for the increased fuel under recovery balance during 2023, higher allowance for equity funds used during construction and lower pension cost.

Interest expense increased $42.1 million, or 26.7 percent, primarily due to higher interest on long-term debt driven by the $450.0 million and $350.0 million senior note issuances in January 2023 and in April 2023, respectively.

Income tax expense decreased $7.6 million, or 9.9 percent, primarily related to lower pre-tax income and additional amortization of net unfunded deferred taxes, partially offset by decreased state tax credit generation.

OGE Holdings (Natural Gas Midstream Operations)

OGE Energy's former natural gas midstream operations reporting segment included OGE Energy's investment in Energy Transfer's equity securities and legacy Enable seconded employee pension and postretirement costs. As of the end of September 2022, OGE Energy sold all of its Energy Transfer limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations reporting segment. See "Investment in Equity Securities of Energy Transfer" in Note 1 within "Item 8. Financial Statements and Supplementary Data" for further discussion of the activity of Energy Transfer's equity securities during the year ended 2022.

OGE Holdings' income tax expense decreased $48.1 million, due to OGE Energy's divestiture of all Energy Transfer limited partner units in 2022.

Liquidity and Capital Resources

Cash Flows

OGE Energy

Year Ended December 31 (In millions)	2023	2022	$ Change	% Change
Net cash provided from operating activities (A)	$1,232.3	$952.4	$279.9	29.4
Net cash used in investing activities (B)	$(1,272.1)	$(96.4)	$(1,175.7)	*
Net cash used in financing activities (C)	$(48.1)	$(767.9)	$719.8	93.7

* Change is greater than 100 percent.

(A)
Changed primarily due to decreased vendor payments driven by lower amounts due to vendors, including those for fuel and purchased power, increased fuel recoveries from customers and decreased income tax payments primarily relating to the sale of Energy Transfer's limited partner units in 2022, partially offset by the one-time receipt of securitization funds in 2022 from the Oklahoma Development Finance Authority.
(B)
Changed primarily due to proceeds received in 2022 from the sale of Energy Transfer's limited partner units and increased investments in technology.
(C)
Changed primarily due to an increase in short-term debt of $499.2 million and OG&E's $450.0 million and $350.0 million senior note issuances in January 2023 and April 2023, respectively, partially offset by the repayment of $1.0 billion in senior notes that matured in May 2023.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at December 31, 2023 compared to December 31, 2022.

Cash and Cash Equivalents decreased $87.9 million, or 99.8 percent, primarily due to the use of cash that had been held at December 31, 2022 to help fund the repayment of $1.0 billion in senior notes that matured in May 2023.

Accounts Receivable and Accrued Unbilled Revenues decreased $42.8 million, or 13.2 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage and a reduction in the fuel factors beginning in early November 2023.

Fuel Inventories increased $49.7 million, or 45.7 percent, primarily due to net purchase activity of coal and natural gas for operational resiliency.

Materials and Supplies, at Average Cost increased $73.8 million, or 40.9 percent, primarily due to increased inventory which is partly a result of the acquisition of stock to alleviate supply chain disruptions, fulfillment of near-term capital needs, and inflation impacts of the recent economic environment.

Fuel Clause Recoveries moved from an under recovery position of $514.9 million as of December 31, 2022 to an over recovery position of $20.5 million as of December 31, 2023, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power driven by updated fuel factors implemented in early 2023 to address the existing fuel under recovery balance. In November 2023, OG&E implemented reduced fuel factors.

Other Current Assets decreased $44.7 million, or 43.2 percent, primarily due to a decrease in SPP deposits.

Short-term Debt increased $499.2 million primarily due to increased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $172.5 million, or 38.4 percent, primarily due to timing of vendor payments and a decrease in fuel and purchased power payables.

Customer Deposits increased $14.7 million, or 16.6 percent, primarily due to new customer growth and additional deposits required to be posted as customer creditworthiness is reevaluated on a periodic basis.

Accrued Interest increased $16.3 million, or 39.7 percent, primarily due to the interest costs associated with OG&E's $450.0 million and $350.0 million senior note issuances in January 2023 and April 2023, respectively.

Accrued Compensation increased $9.8 million, or 26.5 percent, primarily due to higher accruals for incentive compensation based on company performance in 2023.

Long-Term Debt Due Within One Year decreased $999.9 million, due to the repayment of the $1.0 billion in senior notes that matured in May 2023.

2023 Capital Requirements, Sources of Financing and Financing Activities

In 2023, OGE Energy's primary sources of capital were cash generated from operations and the proceeds from the issuance of long- and short-term debt. Changes in working capital reflect the seasonal nature of OGE Energy's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Future Material Cash Requirements

OGE Energy's primary material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under recoveries and other general corporate purposes. Further, working capital requirements can be seasonal. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings. We believe our cash flows from operations, existing borrowing capacity, and access to debt and equity capital markets as needed, should be sufficient to satisfy our material cash requirements over the short-term and long-term.

Capital Expenditures

The following table presents OGE Energy's estimates of capital expenditures for the years 2024 through 2028. These capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2024	2025 (A)	2026 (A)	2027 (A)	2028 (A)	Total
Transmission economic expansion & reliability	$145	$180	$195	$225	$240	$985
Oklahoma distribution economic expansion & reliability	400	520	665	705	725	3,015
Arkansas distribution economic expansion & reliability	20	25	25	25	25	120
Generation reliability	140	150	155	160	165	770
Generation capacity projects	165	160	35	—	—	360
Technology, fleet & facilities	230	115	125	135	145	750
Total	$1,100	$1,150	$1,200	$1,250	$1,300	$6,000
(A)
OG&E expects to continually evaluate the capital prioritization for transmission, distribution, technology, and generation investments based on the evolving capacity, reliability, and economic growth needs of the electrical power system.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. OG&E intends to issue requests for proposals for resources to satisfy the new generation capacity needs identified in OG&E's draft 2024 IRP. OG&E also intends to file for approval of generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

Contractual Obligations

The following table presents OGE Energy's total contractual obligations for the next five years at December 31, 2023. For further detail of OGE Energy's contractual obligations, which include operating leases, long-term debt and purchase obligations and commitments (including information for maturities beyond the next five years), see Notes 4, 9 and 13, respectively, within "Item 8. Financial Statements and Supplementary Data."

(In millions)	2024	2025	2026	2027	2028	Total
Total contractual obligations	$352.4	$477.7	$225.1	$350.0	$611.1	$2,016.3
Amounts recoverable through fuel adjustment clause and other regulatory mechanisms (A)	(208.1)	(190.9)	(167.2)	(156.1)	(105.0)	(827.3)
Total contractual obligations, net	$144.3	$286.8	$57.9	$193.9	$506.1	$1,189.0
(A)
Includes expected recoveries of costs incurred for OG&E's railcar operating lease obligations, OG&E's minimum fuel purchase commitments, OG&E's expected wind purchase commitments and OG&E's capacity agreements.

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown in Note 4 within "Item 8. Financial Statements and Supplementary Data") and certain purchased power costs are passed on to OG&E's customers through fuel adjustment clauses and other regulatory mechanisms. Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted in Notes 4 and 13, respectively, within "Item 8. Financial Statements and Supplementary Data" may increase capital requirements, such costs are generally recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations. OG&E's fuel adjustment clauses are subject to periodic review by the OCC and the APSC. Otherwise, as discussed above, OGE Energy expects to meet these cash requirement needs through cash generated from operations, short-term borrowings and permanent financings.

Pension and Postretirement Benefit Plans

At December 31, 2023, 23.3 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income and other securities, U.S. Treasury notes and bonds and mutual funds, as presented in Note 11 within "Item 8. Financial Statements and Supplementary Data." During 2023, the actual return on the Pension Plan was $27.6 million, compared to an expected return on plan assets of $16.2 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, increased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy did not make any contribution to its Pension Plan for years 2023 and 2022 but does expect to make a $10.0 million contribution to its Pension Plan in 2024. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2023 and 2022. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2023	2022	2023	2022	2023	2022
Benefit obligations	$303.7	$358.5	$5.5	$5.8	$103.3	$101.9
Fair value of plan assets	243.7	293.0	—	—	32.7	32.8
Funded status at end of year	$(60.0)	$(65.5)	$(5.5)	$(5.8)	$(70.6)	$(69.1)

Common Stock Dividends

OGE Energy's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. In 2023, the Board of Directors reviewed a recommendation from management of an increase in the quarterly dividend to $0.4182 per share from $0.4141 per share and subsequently approved the recommendation to become effective with the dividend payment in October 2023.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan, or other offerings will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements maturing in one year or less.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements as of December 31, 2023.

(Dollars in millions)	December 31, 2023
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$650.4
Balance of cash and cash equivalents	$0.2

The following table presents information about OGE Energy's total short-term debt activity for the year ended December 31, 2023.

(Dollars in millions)	Year Ended December 31, 2023
Average balance of short-term debt	$269.5
Weighted-average interest rate of average balance of short-term debt	5.63%
Maximum month-end balance of short-term debt	$499.2

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

Long-Term Debt

In January 2023, OG&E issued $450.0 million of 5.40 percent Senior Notes due January 15, 2033, and in April 2023, OG&E issued $350.0 million of 5.60 percent Senior Notes due April 1, 2053. The proceeds from these issuances were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million of 0.553 percent Senior Notes that matured on May 26, 2023, as well as the funding of its capital investment program and working capital needs.

In 2024, OGE Energy expects to issue $300.0 million of long-term debt and OG&E expects to issue $300 million to $350 million in long-term debt to help fund general operating needs.

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

Future financing requirements may be dependent, to varying degrees, upon numerous factors such as general economic conditions, abnormal weather, load growth, commodity prices, acquisitions of other businesses and/or development of projects, actions by rating agencies, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation, and market entry of competing electric power generators.

Common Stock

OGE Energy expects to issue between $15 million to $25 million of common stock from its Automatic Dividend Reinvestment and Stock Purchase Plan in 2024. See Note 8 within "Item 8. Financial Statements and Supplementary Data" for a discussion of OGE Energy's common stock activity.

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

In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, and regulatory assets and liabilities. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors. The Registrants discuss their significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 within "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Plan Assumptions

OGE Energy has a Pension Plan that covers certain employees, including OG&E's employees, hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009. OGE Energy also has defined benefit postretirement plans that cover certain employees, including OG&E's employees hired prior to February 1, 2020. Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, and the level of funding. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 11 within "Item 8. Financial Statements and Supplementary Data." The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. Funding levels are dependent on returns on plan assets and future discount rates. Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.

The following table presents the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $2.4 million
Discount rate	+/- 0.25 percent	+/- $5.4 million
Contributions	+/- $10 million	+/- $10.0 million

Income Taxes

The Registrants use the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities, as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change.

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

Regulatory Assets and Liabilities

OG&E, as a regulated electric company, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

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

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. At the present time, based on currently available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 13 and 14 within "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for further discussion of the Registrants' commitments and contingencies.

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

President Biden's Administration has taken a number of actions that adopt policies and affect environmental regulations, including issuance of executive orders that instruct the EPA and other executive agencies to review certain rules that affect OG&E with a view to achieving nationwide reductions in greenhouse gas emissions. OG&E is monitoring these actions which are in various stages of implementation. At this point in time, the impacts of these actions on the Registrants' results of operations, if any, cannot be determined with any certainty.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 21 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General, the ODEQ, Tulsa Cement LLC and Western Farmers Electric Cooperative, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP. On July 27, 2023, the Tenth Circuit granted a stay of the EPA's disapproval of the Oklahoma SIP. On February 16, 2024, the Tenth Circuit granted a motion to transfer venue to the U.S. Court of Appeals for the District of Columbia. The oral argument originally scheduled for March 21, 2024 is now vacated. Currently, the timing of when oral argument will take place in the D.C. Circuit is unknown, and OG&E is evaluating the effects of the transfer of venue.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOX emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOX emissions budget for electric generating units, including OG&E's units, which began in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s preliminary analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. On July 7, 2023, the Attorney General of Oklahoma and other petitioners filed a motion in the Tenth Circuit Court to stay the EPA's final FIP for Oklahoma. On July 31, 2023, the petitioners filed a joint, unopposed motion requesting that the court abate further proceedings pending resolution of the Utah and Oklahoma SIP disapproval challenges, and the court granted this motion on August 2, 2023. The petitioners will be required to notify the court within five days after the SIP disapproval challenge is resolved. The FIP became effective August 4, 2023; however, as long as the stay of the EPA's disapproval of the Oklahoma SIP discussed above remains in place, the EPA may not enforce the Good Neighbor FIP. In an interim final rule published in the Federal Register on September 29, 2023, the EPA stayed the Good Neighbor Plan's requirements for emissions sources in Oklahoma. In addition, in October 2023, several state and industry petitioners filed emergency applications for a stay of the EPA’s Good Neighbor FIP in the U.S. Supreme Court. Oral argument to decide whether to grant these applications is scheduled for February 21, 2024.

In light of the issuance of the FIP, OG&E has been evaluating various control strategies to reduce emissions at its generating units, which can range from some combination of purchase of emission allowances, installation of selective catalytic reduction controls, conversion of coal-fired units to gas-fired units or retirement and replacement of capacity. OG&E expects to submit its final 2024 IRP to the OCC and APSC in the first quarter of 2024, which will evaluate various potential compliance options related to the EPA's Good Neighbor FIP. Due to the uncertainty relating to the disapproval of the SIP and implementation of the FIP, OG&E cannot determine the cost to comply with certainty, as such costs are dependent upon the timing and outcome of the litigation discussed above, the particular control strategies ultimately selected for each unit, the terms and timing of regulatory approvals required from the OCC and the time period necessary to complete the projects. However, OG&E preliminarily estimates that the cost of compliance with the FIP as issued could be approximately $2.7 billion in total, including $100 million to $300 million over the 12- to 18-month period following effectiveness of the FIP. OG&E expects that it would seek recovery of any necessary environmental expenditures to handle state and federally mandated environmental upgrades, but there is no guarantee that all of such expenditures will be approved for recovery or will be approved for recovery on a timely basis.

Particulate Matter NAAQS

On February 7, 2024, the EPA issued a final rule resulting from its reconsideration of the primary (health-based) and secondary (welfare-based) NAAQS for PM, which were set in 2013 and which the EPA declined to revise in 2020. The final rule lowers the primary annual PM2.5 NAAQS from 12.0 µg/m3 to 9.0 µg/m3 and retains the other PM standards at their current levels, including the 24-hour PM2.5 NAAQS.

The EPA will determine which areas of the country meet the standards, such as making initial attainment/nonattainment designations, no later than two years after new standards are issued. States must develop and submit attainment plans no later than 18 months after the EPA finalizes nonattainment designations. The revised NAAQS could impact regional air quality goals and emission limits for emission sources; however, it is unknown at this time what, if any, potential material impacts to OG&E individual operating permit emission limits will result from the EPA actions.

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

Mercury and Air Toxics Standards

On April 24, 2023, the EPA published in the Federal Register a proposed rule, National Emission Standards for Hazardous Air Pollutants: Coal- and Oil-Fired Electric Utility Steam Generating Units - Review of the Residual Risk and Technology Review. The proposal contains the results of the EPA’s review of the May 2020 risk and technology review for the Mercury and Air Toxics Standards and proposes changes to certain emission standards and compliance measures. OG&E participated with trade associations to provide comments to the EPA on June 23, 2023. It is unknown what potential material impacts, if any, will be from the final action by the EPA. The EPA has indicated they anticipate finalizing the rule in April 2024.

Greenhouse Gas

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, including President Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry by 2035. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

On May 23, 2023, the EPA proposed rules to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under Clean Air Act Section 111. The proposal encompasses both Section 111(b) and 111(d) rulemakings for new units and existing units, respectively. In particular, the proposed rules would (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam electric generating units (including coal, oil, and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). OG&E filed comments regarding the proposal on August 8, 2023 and participated with trade associations to develop industry-focused comments. Regional transmission organizations, including the SPP, separately filed a joint comment letter to the EPA on August 8, 2023, noting that there is a need for the EPA to add specific measures to the proposed greenhouse gas rules to address reliability. On November 20, 2023, the EPA published in the Federal Register a request for additional comments focused on reliability. OG&E participated with industry groups to provide comments to the EPA on December 20, 2023. The EPA has indicated they anticipate finalizing the regulations in April 2024. It is unknown what the outcome, or any potential material impacts, if any, will be from the final action by the EPA.

As a member of the SPP Integrated Marketplace, OG&E customers have access to clean energy resources while maintaining reliability and affordability. With respect to its direct emissions, compared to 2005 levels, OG&E has reduced carbon dioxide emissions by over 60 percent, emissions of ozone-forming NOX have been reduced by approximately 80 percent, and emissions of SO2 have been reduced by approximately 95 percent. Direct emission reductions are due to factors such as OG&E’s conversion of certain coal units to natural gas units, its participation in the SPP integrated market, and its active engagement with customers in OG&E’s SmartHours and Load Reduction Programs which helps reduce the amount of generation required to serve peak demand. OG&E is also planning to deploy more renewable energy sources that do not emit greenhouse gases. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy.

Endangered Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats. If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E's operations and development projects, particularly transmission, wind or solar projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures.

On September 14, 2022, the USFWS published a proposal to list the Tricolored Bat as endangered under the Endangered Species Act. According to the proposal, the current known range of the Tricolored Bat extends to 36 states, including Oklahoma and Arkansas. A listing decision is expected by September 2024. OG&E is closely monitoring this issue due to possible future impacts; however, it is unknown at this time what, if any, material impacts will result from the USFWS action.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

During 2023, approximately 94 percent of the ash from OG&E's River Valley, Muskogee and Sooner facilities was recovered and reused in various ways, including soil stabilization, landfill cover, road base construction and cement and concrete production. Reusing fly ash reduces the need to manufacture cement resulting in reductions in greenhouse gas emissions from cement and concrete production. Based on estimates from the American Coal Ash Association, OG&E fly ash reuse helped avoid over 3.5 million tons of CO2 emissions in the last 16 years.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2023, OG&E obtained refunds of $2.0 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters.

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. On April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization wastewater and bottom ash transport water. On August 3, 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the effluent limitation guidelines rule after completing its review of the October 2020 rule. The existing effluent limitation guidelines will remain in effect while the EPA undertakes this new rulemaking, with a compliance date of no later than December 31, 2025. On March 29, 2023, the EPA published a proposed rule to revise the effluent limitation guidelines for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. The proposed rule would prohibit any discharge from bottom ash transport water systems and has a compliance date of December 31, 2029. OG&E has begun installation of dry bottom ash handling technology that will comply with the rule. The final rule is expected in April 2024.

Since the purchase of the Redbud facility in 2008, OG&E made investments in the infrastructure that have led to OG&E's average use of approximately 2.4 billion gallons per year of treated municipal effluent for cooling water at Redbud and McClain. This use of treated municipal effluent offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

Risk Oversight Committee

The Registrants manage market risks using a risk committee structure. OGE Energy's Risk Oversight Committee, which consists of the Chief Financial Officer, other corporate officers and members of management, is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants. In 2023, this committee and the Registrants' management applied a holistic perspective of risk assessment and application of its strategies and policies to manage the Registrants' overall financial performance. The Chief Financial Officer, acting in his role as the principal financial officer and as a member of the Risk Oversight Committee, reports periodically to the Audit Committee of OGE Energy's Board of Directors on the Registrants' risk profile affecting anticipated financial results, including any significant risk issues. The Audit Committee updates the Board of Directors regarding the company's risk management practices and the steps management has taken to monitor and control applicable risks.

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

Year Ended December 31 (Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	12/31/23 Fair Value
OGE Energy (holding company) variable-rate debt (A):
Principal amount	$—	$50.0	$—	$—	$—	$—	$50.0	$50.0
Weighted-average interest rate	—%	6.340%	—%	—%	—%	—%	6.340%
OG&E fixed-rate debt (A):
Principal amount	$—	$—	$—	$125.0	$500.0	$3,569.2	$4,194.2	$3,929.4
Weighted-average interest rate	—%	—%	—%	6.650%	4.340%	4.660%	4.680%
OG&E variable-rate debt (B):
Principal amount	$—	$79.4	$—	$56.0	$—	$—	$135.4	$135.4
Weighted-average interest rate	—%	4.030%	—%	4.050%	—%	—%	4.040%
(A)
Prior to or when these debt obligations mature, the Registrants may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)
A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2023	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$2,607.3	$3,304.2	$3,588.7
Other revenues	67.0	71.5	65.0
Operating revenues	2,674.3	3,375.7	3,653.7
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	911.7	1,662.4	2,127.6
OPERATING EXPENSES
Other operation and maintenance	502.6	501.4	463.1
Depreciation and amortization	506.6	460.9	416.0
Taxes other than income	103.2	101.5	102.8
Operating expenses	1,112.4	1,063.8	981.9
OPERATING INCOME	650.2	649.5	544.2
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	19.4	6.9	6.7
Other net periodic benefit income (expense)	5.6	(12.9)	(6.1)
Gain (loss) on equity securities (Note 1)	—	282.1	(8.6)
Equity in earnings of unconsolidated affiliates	—	—	169.8
Gain on Enable/Energy Transfer transaction, net	—	—	344.4
Other income	48.2	74.6	26.3
Other expense	(29.0)	(44.6)	(39.9)
Net other income	44.2	306.1	492.6
INTEREST EXPENSE
Interest on long-term debt	205.0	162.1	154.8
Allowance for borrowed funds used during construction	(7.1)	(4.0)	(3.5)
Interest on short-term debt and other interest charges	23.5	8.2	7.0
Interest expense	221.4	166.3	158.3
INCOME BEFORE TAXES	473.0	789.3	878.5
INCOME TAX EXPENSE	56.2	123.6	141.2
NET INCOME	$416.8	$665.7	$737.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.3	200.2	200.1
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.9	200.8	200.3
BASIC EARNINGS PER AVERAGE COMMON SHARE	$2.08	$3.33	$3.68
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$2.07	$3.32	$3.68

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2023	2022	2021
Net income	$416.8	$665.7	$737.3
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1, $0.1 and $0.0, respectively	0.2	0.2	0.1
Amortization of deferred net loss, net of tax of $0.2, $0.2 and $0.9, respectively	0.9	1.4	1.6
Net gain (loss) arising during the period, net of tax of $1.0, ($2.4) and $0.0, respectively	3.3	(7.6)	1.4
Prior service cost arising during the period, net of tax of $0.0, $0.0 and ($0.3), respectively	—	—	(1.1)
Settlement cost, net of tax of $0.4, $4.3 and $2.7, respectively	1.2	13.6	6.0
Postretirement benefit plans:
Amortization of prior service credit, net of tax of $0.0, ($0.1) and ($0.4), respectively	—	(0.2)	(1.4)
Amortization of deferred net (gain) loss, net of tax of ($0.1), $0.0 and $0.0, respectively	(0.1)	—	0.1
Net gain (loss) arising during the period, net of tax of ($0.2), $1.7 and ($0.2), respectively	(0.8)	5.5	(0.7)
Other comprehensive gain from unconsolidated affiliates, net of tax $0.0, $0.0 and $0.3, respectively	—	—	1.3
Other comprehensive income, net of tax	4.7	12.9	7.3
Comprehensive income	$421.5	$678.6	$744.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$416.8	$665.7	$737.3
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	506.6	460.9	416.0
Deferred income taxes and other tax credits, net	11.6	(154.0)	125.9
(Gain) loss on investment in equity securities (Note 1)	—	(282.1)	8.6
Gain on Enable/Energy Transfer transaction (Note 1)	—	—	(353.0)
Equity in earnings of unconsolidated affiliates	—	—	(169.8)
Distributions from unconsolidated affiliates	—	—	73.4
Allowance for equity funds used during construction	(19.4)	(6.9)	(6.7)
Stock-based compensation expense	13.1	9.7	9.8
Regulatory assets	(92.1)	702.2	(874.9)
Regulatory liabilities	(12.2)	(9.1)	12.2
Other assets	—	18.9	(9.8)
Other liabilities	5.0	(6.6)	(8.1)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	42.8	(97.0)	(1.9)
Income taxes receivable	2.5	(18.1)	5.5
Fuel, materials and supplies inventories	(122.8)	(130.1)	(3.4)
Fuel recoveries	535.4	(363.0)	(180.5)
Other current assets	44.6	(30.2)	(22.7)
Accounts payable	(136.3)	155.4	7.5
Other current liabilities	36.7	36.7	4.7
Net cash provided from (used in) operating activities	1,232.3	952.4	(229.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,178.2)	(1,050.9)	(778.5)
Proceeds from sales of equity securities	—	1,067.2	—
Cash received in Enable/Energy Transfer transaction (Note 1)	—	—	35.0
Cost of removal and other	(93.9)	(112.7)	(89.0)
Net cash used in investing activities	(1,272.1)	(96.4)	(832.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	788.3	49.3	997.8
Payment of long-term debt	(1,000.1)	(0.1)	(0.1)
Increase (decrease) in short-term debt	499.2	(486.9)	391.9
Dividends paid on common stock	(333.2)	(329.3)	(324.9)
Cash paid for employee equity-based compensation and expense of common stock	(2.3)	(0.9)	(3.4)
Net cash (used in) provided from financing activities	(48.1)	(767.9)	1,061.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	(87.9)	88.1	(1.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88.1	—	1.1
CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$88.1	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $7.1, $4.0 and $3.5, respectively)	$202.4	$164.0	$156.4
Income taxes (net of income tax refunds)	$41.5	$276.0	$8.7
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$0.7	$0.8	$2.4
Investment in Energy Transfer's equity securities (Note 1)	$—	$—	$793.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$88.1
Accounts receivable, less reserve of $2.2 and $1.9, respectively	208.8	250.1
Accrued unbilled revenues	72.7	74.2
Income taxes receivable	18.2	20.7
Fuel inventories	158.5	108.8
Materials and supplies, at average cost	254.3	180.5
Fuel clause under recoveries	—	514.9
Other	58.8	103.5
Total current assets	771.5	1,340.8
OTHER PROPERTY AND INVESTMENTS
Other	114.0	105.8
Total other property and investments	114.0	105.8
PROPERTY, PLANT AND EQUIPMENT
In service	15,588.2	14,695.2
Construction work in progress	522.2	436.1
Total property, plant and equipment	16,110.4	15,131.3
Less: accumulated depreciation	4,809.4	4,584.5
Net property, plant and equipment	11,301.0	10,546.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	577.6	524.3
Other	26.6	27.0
Total deferred charges and other assets	604.2	551.3
TOTAL ASSETS	$12,790.7	$12,544.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$499.2	$—
Accounts payable	276.4	448.9
Dividends payable	83.8	82.9
Customer deposits	103.5	88.8
Accrued taxes	47.6	54.0
Accrued interest	57.4	41.1
Accrued compensation	46.8	37.0
Long-term debt due within one year	—	999.9
Fuel clause over recoveries	20.5	—
Other	44.0	49.6
Total current liabilities	1,179.2	1,802.2
LONG-TERM DEBT	4,340.5	3,548.7
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	172.7	176.9
Deferred income taxes	1,300.8	1,233.5
Deferred investment tax credits	11.3	12.0
Regulatory liabilities	1,061.6	1,147.1
Other	213.0	210.9
Total deferred credits and other liabilities	2,759.4	2,780.4
Total liabilities	8,279.1	8,131.3
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,145.1	1,134.5
Retained earnings	3,373.7	3,290.9
Accumulated other comprehensive loss, net of tax	(7.2)	(11.9)
Treasury stock, at cost	—	(0.1)
Total stockholders' equity	4,511.6	4,413.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,790.7	$12,544.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2023	2022
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 200.3 shares and 200.2 shares, respectively		$2.0	$2.0
Premium on common stock		1,143.1	1,132.5
Retained earnings		3,373.7	3,290.9
Accumulated other comprehensive loss, net of tax		(7.2)	(11.9)
Treasury stock, at cost, 0.0 and 0.0 shares, respectively		—	(0.1)
Total stockholders' equity		4,511.6	4,413.4

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
0.703%	Senior Notes, Series Due May 26, 2023	—	500.0
5.375% - 6.375%	Term Loan Due May 24, 2025	50.0	50.0
Senior Notes - OG&E
0.553%	Senior Notes, Series Due May 26, 2023	—	500.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.40%	Senior Notes, Series Due January 15, 2033	450.0	—
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
5.60%	Senior Notes, Series Due April 1, 2053	350.0	—
3.80%	Tinker Debt, Due August 31, 2062	9.2	9.3

Other Bonds - OG&E
1.85% - 4.75%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
1.85% - 4.60%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
1.85% - 4.75%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(27.9)	(22.2)
Unamortized discount		(11.2)	(8.9)
Total long-term debt		4,340.5	4,548.6
Less: long-term debt due within one year		—	(999.9)
Total long-term debt (excluding long-term debt due within one year)		4,340.5	3,548.7
Total capitalization (including long-term debt due within one year)		$8,852.1	$8,962.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Premium on Common	Retained	Accumulated Other Comprehensive (Loss)
(In millions)	Shares	Value	Shares	Value	Stock	Earnings	Income	Total
Balance at December 31, 2020	200.1	$2.0	0.1	$(5.3)	$1,122.6	$2,544.6	$(32.1)	$3,631.8
Net income	—	—	—	—	—	737.3	—	737.3
Other comprehensive income, net of tax	—	—	—	—	—	—	7.3	7.3
Dividends declared on common stock ($1.6250 per share)	—	—	—	—	—	(326.5)	—	(326.5)
Stock-based compensation	—	—	(0.1)	5.2	1.2	—	—	6.4
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	665.7	—	665.7
Other comprehensive income, net of tax	—	—	—	—	—	—	12.9	12.9
Dividends declared on common stock ($1.6482 per share)	—	—	—	—	—	(330.2)	—	(330.2)
Stock-based compensation	0.1	—	—	—	8.7	—	—	8.7
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	416.8	—	416.8
Other comprehensive income, net of tax	—	—	—	—	—	—	4.7	4.7
Dividends declared on common stock ($1.6646 per share)	—	—	—	—	—	(334.0)	—	(334.0)
Stock-based compensation	0.1	—	—	0.1	10.6	—	—	10.7
Balance at December 31, 2023	200.3	$2.0	—	$—	$1,143.1	$3,373.7	$(7.2)	$4,511.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2023	2022	2021
OPERATING REVENUES
Revenues from contracts with customers	$2,607.3	$3,304.2	$3,558.7
Other revenues	67.0	71.5	65.0
Operating revenues	2,674.3	3,375.7	3,653.7
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	911.7	1,662.4	2,127.6
OPERATING EXPENSES
Other operation and maintenance	505.0	491.9	464.7
Depreciation and amortization	506.6	460.9	416.0
Taxes other than income	99.4	98.0	99.3
Operating expenses	1,111.0	1,050.8	980.0
OPERATING INCOME	651.6	662.5	546.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	19.4	6.9	6.7
Other net periodic benefit income (expense)	6.5	1.2	(4.3)
Other income	23.9	6.5	7.1
Other expense	(6.3)	(3.4)	(1.8)
Net other income	43.5	11.2	7.7
INTEREST EXPENSE
Interest on long-term debt	200.4	157.4	152.7
Allowance for borrowed funds used during construction	(7.1)	(4.0)	(3.5)
Interest on short-term debt and other interest charges	6.6	4.4	2.8
Interest expense	199.9	157.8	152.0
INCOME BEFORE TAXES	495.2	515.9	401.8
INCOME TAX EXPENSE	68.8	76.4	41.8
NET INCOME	426.4	439.5	360.0
Other comprehensive income, net of tax	—	—	—
COMPREHENSIVE INCOME	$426.4	$439.5	$360.0

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426.4	$439.5	$360.0
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	506.6	460.9	416.0
Deferred income taxes and other tax credits, net	15.4	220.5	44.6
Allowance for equity funds used during construction	(19.4)	(6.9)	(6.7)
Stock-based compensation expense	3.1	2.9	2.2
Regulatory assets	(92.1)	702.2	(874.9)
Regulatory liabilities	(12.2)	(9.1)	12.2
Other assets	4.7	—	(2.2)
Other liabilities	0.3	(5.6)	(11.2)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	42.1	(96.6)	(3.0)
Fuel, materials and supplies inventories	(122.8)	(130.1)	(3.4)
Fuel recoveries	535.4	(363.0)	(180.5)
Other current assets	51.1	(30.1)	(21.4)
Accounts payable	(131.1)	135.8	(11.0)
Income taxes payable - parent	9.4	8.0	0.7
Other current liabilities	34.6	19.3	3.3
Net cash provided from (used in) operating activities	1,251.5	1,347.7	(275.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,178.2)	(1,050.9)	(778.5)
Cost of removal	(91.0)	(109.3)	(83.4)
Net cash used in investing activities	(1,269.2)	(1,160.2)	(861.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	229.2	(187.4)	372.5
Capital contribution from OGE Energy	—	—	530.0
Proceeds from long-term debt	788.8	—	499.8
Payment of long-term debt	(500.1)	(0.1)	(0.1)
Dividends paid on common stock	(500.0)	—	(265.0)
Net cash provided from (used in) financing activities	17.9	(187.5)	1,137.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.2	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $7.1, $4.0 and $3.5, respectively)	$180.7	$154.6	$148.9
Income taxes (net of income tax refunds)	$44.2	$(152.6)	$(3.2)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$0.7	$0.8	$2.4

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS

December 31 (In millions)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$—
Accounts receivable, less reserve of $2.2 and $1.9, respectively	208.8	249.4
Accrued unbilled revenues	72.7	74.2
Advances to parent	—	91.0
Fuel inventories	158.5	108.8
Materials and supplies, at average cost	254.3	180.5
Fuel clause under recoveries	—	514.9
Other	46.7	97.8
Total current assets	741.2	1,316.6
OTHER PROPERTY AND INVESTMENTS	4.6	4.4
PROPERTY, PLANT AND EQUIPMENT
In service	15,582.1	14,689.1
Construction work in progress	522.2	436.1
Total property, plant and equipment	16,104.3	15,125.2
Less: accumulated depreciation	4,809.4	4,584.5
Net property, plant and equipment	11,294.9	10,540.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	577.6	524.3
Other	24.3	24.5
Total deferred charges and other assets	601.9	548.8
TOTAL ASSETS	$12,642.6	$12,410.5

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS (Continued)

December 31 (In millions)	2023	2022
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$228.5	$395.8
Advances from parent	147.7	—
Customer deposits	103.5	88.8
Accrued taxes	47.2	46.5
Accrued interest	56.6	40.8
Accrued compensation	37.0	27.8
Long-term debt due within one year	—	500.0
Fuel clause over recoveries	20.5	—
Other	43.6	49.3
Total current liabilities	684.6	1,149.0
LONG-TERM DEBT	4,290.6	3,498.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	96.2	98.3
Deferred income taxes	1,340.8	1,271.1
Deferred investment tax credits	11.3	12.0
Regulatory liabilities	1,061.6	1,147.1
Other	182.8	188.9
Total deferred credits and other liabilities	2,692.7	2,717.4
Total liabilities	7,667.9	7,365.3
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,577.7	1,574.6
Retained earnings	3,397.0	3,470.6
Total stockholder's equity	4,974.7	5,045.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,642.6	$12,410.5

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2023	2022
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		1,476.8	1,473.7
Retained earnings		3,397.0	3,470.6
Total stockholder's equity		4,974.7	5,045.2

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
0.553%	Senior Notes, Series Due May 26, 2023	—	500.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.40%	Senior Notes, Series Due January 15, 2033	450.0	—
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
5.60%	Senior Notes, Series Due April 1, 2053	350.0	—
3.80%	Tinker Debt, Due August 31, 2062	9.2	9.3

Other Bonds
1.85% - 4.75%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
1.85% - 4.60%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
1.85% - 4.75%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(27.8)	(21.9)
Unamortized discount		(11.2)	(8.9)
Total long-term debt		4,290.6	3,998.9
Less: long-term debt due within one year		—	(500.0)
Total long-term debt (excluding long-term debt due within one year)		4,290.6	3,498.9
Total capitalization (including long-term debt due within one year)		$9,265.3	$9,044.1

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock
(In millions)	Shares Outstanding	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2020	40.4	$100.9	$938.6	$2,936.1	$3,975.6
Net income	—	—	—	360.0	360.0
Dividends declared on common stock	—	—	—	(265.0)	(265.0)
Capital contribution from OGE Energy	—	—	530.0	—	530.0
Stock-based compensation	—	—	2.2	—	2.2
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	439.5	439.5
Stock-based compensation	—	—	2.9	—	2.9
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	426.4	426.4
Dividends declared on common stock	—	—	—	(500.0)	(500.0)
Stock-based compensation	—	—	3.1	—	3.1
Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7

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

During 2022, OGE Energy accounted for its investment in Energy Transfer as an investment in equity securities and reported the Energy Transfer investment, along with legacy Enable seconded employee pension and postretirement costs, through OGE Energy's natural gas midstream operations segment. As of the end of September 2022, OGE Energy sold all of its Energy Transfer limited partner units. Therefore, beginning in 2023, OGE Energy no longer has a natural gas operations reporting segment. Prior to OGE Energy's sale of all Energy Transfer limited partner units, the investment in Energy Transfer's equity securities was held through wholly-owned subsidiaries and ultimately OGE Holdings.

Accounting Records

The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC. Additionally, OG&E, as a regulated electric company, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

The following table presents a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2023	2022
REGULATORY ASSETS
Current:
Oklahoma Energy Efficiency Rider under recoveries (A)	$3.8	$7.7
Oklahoma fuel clause under recoveries	—	474.3
Arkansas fuel clause under recoveries	—	40.6
Other (A)	2.7	4.7
Total current regulatory assets	$6.5	$527.3
Non-current:
Oklahoma deferred storm expenses	$261.1	$206.3
Pension tracker	91.9	57.2
Benefit obligations regulatory asset	89.4	119.7
Arkansas Winter Storm Uri costs	71.0	78.2
Sooner Dry Scrubbers	17.2	18.1
Arkansas deferred pension expenses	12.7	12.3
Unamortized loss on reacquired debt	7.2	8.0
COVID-19 impacts	6.8	7.7
Oklahoma SAP S/4 HANA deferred expenses	6.0	0.7
Frontier Plant deferred expenses	3.6	5.2
Other	10.7	10.9
Total non-current regulatory assets	$577.6	$524.3
REGULATORY LIABILITIES
Current:
Oklahoma fuel clause over recoveries	$15.6	$—
SPP cost tracker over recovery (B)	10.4	3.0
Arkansas fuel clause over recoveries	4.9	—
Other (B)	2.3	2.5
Total current regulatory liabilities	$33.2	$5.5
Non-current:
Income taxes refundable to customers, net	$838.0	$894.7
Accrued removal obligations, net	222.0	250.5
Other	1.6	1.9
Total non-current regulatory liabilities	$1,061.6	$1,147.1
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

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory asset in the table above and are being recovered over a 15 year period.

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost. These expenses are recorded as a regulatory asset, as OG&E historically has recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to accumulated other comprehensive income.

The following table presents a summary of the components of the benefit obligations regulatory asset.

December 31 (In millions)	2023	2022
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$75.9	$110.0
Postretirement Benefit Plans:
Net loss	13.5	9.7
Total	$89.4	$119.7

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. In January 2023, the APSC ordered OG&E to amortize the deferred costs in a regulatory asset balance over 10 years using a weighted average cost of capital as a carrying charge.

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

In response to the COVID-19 pandemic, the OCC and APSC issued orders allowing OG&E to defer certain expenses related to its COVID-19 response, such as incremental expenses that were related to the suspension of or delay in disconnection of service and additional expenses associated with ensuring the continuity of electric utility service. As approved by the OCC, OG&E is recovering the Oklahoma jurisdictional portion of these costs over five years.

As approved by the OCC, OG&E established a regulatory asset to defer the Oklahoma jurisdictional portion of operation and maintenance costs associated with OG&E's SAP S/4 HANA enterprise resource planning system project. These costs will be included for consideration in a future rate proceeding.

OG&E deferred to a regulatory asset the Oklahoma jurisdictional portion of costs, including non-fuel operation and maintenance expenses, depreciation, taxes other than income taxes and a return on capital, for its investment in the Frontier plant. As approved by the OCC, OG&E is recovering these costs over a five year period.

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

Accrued removal obligations, net represents asset removal costs previously recovered from ratepayers.

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

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes to these assumptions and estimates could have a material effect on the Registrants' financial statements. However, the Registrants believe they have taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to the Registrants that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, and regulatory assets and liabilities.

Cash and Cash Equivalents

For purposes of the financial statements, the Registrants consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $2.2 million and $1.9 million at December 31, 2023 and 2022, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas, oil and alternative fuel. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. OG&E held $158.5 million and $108.8 million of fuel inventory at December 31, 2023 and 2022, respectively.

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

December 31, 2023 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$265.4	$129.2	$136.2
Redbud Plant (A)(B)	51%	$548.9	$245.5	$303.4
(A)
Construction work in progress was $0.3 million and $2.0 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $83.8 million.

December 31, 2022 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$261.9	$119.4	$142.5
Redbud Plant (A)(B)	51%	$542.1	$225.2	$316.9
(A)
Construction work in progress was $0.7 million and $1.5 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $78.3 million.

The following tables present the Registrants' major classes of property, plant and equipment and related accumulated depreciation.

December 31, 2023 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$6,290.1	$1,564.3	$4,725.8
Electric generation assets (A)	5,295.9	2,081.0	3,214.9
Transmission assets (B)	3,306.7	707.6	2,599.1
Intangible plant	568.5	219.8	348.7
Other property and equipment	643.1	236.7	406.4
OG&E property, plant and equipment	16,104.3	4,809.4	11,294.9
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$16,110.4	$4,809.4	$11,301.0
(A)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $83.8 million.
(B)
This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $1.1 million.

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

OG&E's unamortized computer software costs, included in intangible plant above, were $203.1 million and $143.2 million at December 31, 2023 and 2022, respectively. OG&E's amortization expense for computer software costs was $33.4 million, $23.5 million and $18.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation expense was $421.6 million, $388.5 million and $361.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The provision for depreciation, which was 2.8 percent, 2.7 percent and 2.6 percent of the average depreciable utility plant for 2023, 2022 and 2021, respectively, is calculated using the straight-line method over the estimated service life of the associated assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2024, the provision for depreciation is projected to be 2.8 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2023, 45.7 percent will be amortized over 6.7 years, 43.7 percent will be amortized over 13.8 years, 10.2 percent will be amortized over 15.0 years, and the remaining 0.4 percent will be amortized over 22.4 years.

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

Asset Retirement Obligations

OG&E has asset retirement obligations primarily associated with the removal of company-owned wind turbines on leased land, as well as the removal of asbestos from certain power generating stations. OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from two to 68 years. Asset retirement obligations are included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents changes to OG&E's asset retirement obligations during the years ended December 31, 2023 and 2022.

(In millions)	2023	2022
Balance at January 1	$78.3	$80.2
Accretion expense	0.7	0.6
Liabilities settled (A)	—	(2.5)
Revisions in estimated cash flows (B)	2.3	—
Balance at December 31	$81.3	$78.3

(A) Asset retirement obligations were settled for asbestos removal at OG&E's generating facilities.

(B) Assumptions changed related to the estimated timing and estimated cost of the removal of asbestos at OG&E's generating facilities.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $27.5 million and $24.2 million in accrued environmental liabilities at December 31, 2023 and 2022, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the statements of income and as an increase to Construction Work in Progress in the balance sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.0 percent, 4.8 percent and 7.4 percent for the years ended December 31, 2023, 2022 and 2021, respectively.

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

OGE Energy charged operating costs to OG&E of $148.3 million, $135.5 million and $139.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. In 2023 and 2021, OG&E declared $500.0 million and $265.0 million of dividends to OGE Energy, respectively. In 2022, OG&E declared no dividends to OGE Energy.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during 2023 and 2022. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Prior Service Cost (Credit)	Total
Balance at December 31, 2021	$(24.9)	$(1.2)	$1.1	$0.2	$(24.8)
Other comprehensive income (loss) before reclassifications	(7.6)	—	5.5	—	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	0.2	—	(0.2)	1.4
Settlement cost	13.6	—	—	—	13.6
Net current period other comprehensive income (loss)	7.4	0.2	5.5	(0.2)	12.9
Balance at December 31, 2022	(17.5)	(1.0)	6.6	—	(11.9)
Other comprehensive income (loss) before reclassifications	3.3	—	(0.8)	—	2.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	0.2	(0.1)	—	1.0
Settlement cost	1.2	—	—	—	1.2
Net current period other comprehensive income (loss)	5.4	0.2	(0.9)	—	4.7
Balance at December 31, 2023	$(12.1)	$(0.8)	$5.7	$—	$(7.2)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items in net income during the years ended December 31, 2023 and 2022.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Year Ended December 31,
(In millions)	2023	2022
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(1.1)	$(1.6)	(A)
Prior service cost	(0.3)	(0.3)	(A)
Settlement cost	(1.6)	(17.9)	(A)
	(3.0)	(19.8)	Income Before Taxes
	(0.7)	(4.6)	Income Tax Expense
	$(2.3)	$(15.2)	Net Income

Amortization of postretirement benefit plans items:
Prior service credit	$—	$0.3	(A)
Actuarial gains	0.2	—	(A)
	0.2	0.3	Income Before Taxes
	0.1	0.1	Income Tax Expense
	$0.1	$0.2	Net Income

Total reclassifications for the period, net of tax	$(2.2)	$(15.0)	Net Income
(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Investment in Unconsolidated Affiliates and Related Party Transactions (Enable)

On December 2, 2021, Energy Transfer completed its acquisition of Enable, and as part of the transaction, Energy Transfer also acquired the general partner interests of Enable from OGE Energy and CenterPoint for cash consideration. OGE Energy accounted for its investment in Enable as an equity method investment until the merger with Energy Transfer closed on December 2, 2021. As a result of the transaction, OGE Energy recorded a pre-tax gain of $344.4 million, which contemplates the December 2, 2021 fair value of the Energy Transfer securities, the December 2, 2021 balance of OGE Energy's equity method investment in Enable, the $35.0 million cash payment received as part of the transaction ($5.0 million from Energy Transfer and $30.0 million from CenterPoint), the accumulated other comprehensive loss impact of OGE Energy's share of Enable's interest rate derivative losses and OGE Energy's transaction costs of $8.6 million. Further discussion of the transaction can be found in OGE Energy's 2021 Form 10-K.

OGE Energy considered distributions received from Enable which did not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and were classified as operating activities in the statements of cash flows. Distributions received from Enable were $73.4 million during the year ended December 31, 2021.

In this Form 10-K, Enable activity is included for the relevant portion of OGE Energy's 2021 information presented through December 2, 2021. The below information is provided for prior year context.

The following table presents a reconciliation of OGE Energy's equity in earnings of unconsolidated affiliates for the period of January 1, 2021 through December 2, 2021.

(In millions)
Enable net income used to calculate OGE Energy's equity in earnings	$470.0
OGE Energy's percent ownership at period end	25.5%
OGE Energy's portion of Enable net income	$119.8
Amortization of basis difference and dilution recognition (A)	50.0
Equity in earnings of unconsolidated affiliates	$169.8
(A)
Includes loss on dilution, net of proportional basis difference recognition.

Related Party Transactions - OGE Energy and Enable

Prior to December 2, 2021, OGE Energy charged operating costs to Enable based on several factors, and operating costs directly related to Enable were assigned as such.

Further, OGE Energy and Enable were parties to several agreements whereby OGE Energy provided specified support services to Enable, such as certain information technology, payroll and benefits administration. Under these agreements, OGE Energy charged operating costs to Enable of $0.3 million for the period of January 1, 2021 through December 2, 2021.

OGE Energy also provided retirement benefits and retiree health care benefits to employees previously seconded to Enable. OGE Energy billed Enable for reimbursement of $12.2 million in 2021 for employment costs under the former seconding agreement. As of a result of the merger between Enable and Energy Transfer, the seconding agreement was terminated, and those employees were no longer employed by OGE Energy. If lump sum payments were made to those employees previously seconded to Enable, OGE Energy would recognize a settlement or curtailment of the pension/retiree health care charges, which would increase expense at OGE Energy by $4.1 million. Settlement and curtailment charges associated with the employees previously seconded to Enable are not reimbursable to OGE Energy.

Related Party Transactions - OG&E and Enable

Enable provided gas transportation services to OG&E pursuant to agreements that granted Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. Upon the closing of the merger between Enable and Energy Transfer, these contracts were assumed by Energy Transfer. The following table presents summarized related party transactions between OG&E and Enable during the period of January 1, 2021 through December 2, 2021.

(In millions)
Operating revenues:
Electricity to power electric compression assets	$13.3
Fuel, purchased power and direct transmission expense:
Natural gas transportation services	$32.7
Natural gas sales	$(33.5)

Investment in Equity Securities of Energy Transfer

For the period of December 2, 2021 through September 30, 2022, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." As of the end of September 2022, OGE Energy sold all of its 95.4 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $1,067.2 million. Prior to exiting its Energy Transfer investment, OGE Energy presented the Energy Transfer equity securities at fair value in its balance sheet. OGE Energy presented realized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its 2022 and 2021 statements of income, as appropriate. During the year ended December 31, 2022, OGE Energy recognized a gain of $282.1 million related to its investment in Energy Transfer's equity securities. Due to OGE Energy's sale of all Energy Transfer limited partner units, at December 31, 2022, there was no unrecognized gain or loss related to the investment. For the period between December 2, 2021 and December 31, 2021, OGE Energy had an unrealized loss of $8.6 million related to its investment in Energy Transfer's equity securities. During the year ended December 31, 2022, OGE Energy received distributions of $34.0 million from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 consolidated statements of income.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The Registrants changed the classification of removal costs related to long-lived assets in their 2022 and 2021 cash flow statements to conform with current year presentation. The 2022 and 2021 reclassifications of $109.3 million and $83.4 million, respectively, from Regulatory Liabilities in Net Cash Provided from/Used in Operating Activities to Cost of Removal and Other in Net Cash Used in Investing Activities did not impact previously reported Net Change in Cash and Cash Equivalents.

2. Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." The amendments in this update require that a buyer in a supplier finance program disclose in each annual reporting period: (i) the key terms of the program, including a description of the payment terms and assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider and (ii) the amount outstanding that remains unpaid by the buyer as of year-end, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the annual period. The standard was effective January 1, 2023, except for the amendment on rollforward information, which was effective January 1, 2024. The Registrants have adopted this standard, which did not result in a material impact on their financial statements and related disclosures.

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Registrants are currently evaluating the impact of adopting this standard on their financial statements.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update require public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Further, the amendments require entities to disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective January 1, 2025, and early adoption is permitted. The Registrants are currently evaluating the impact of adopting this standard on their financial statements.

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

	Year Ended December 31,
(In millions)	2023	2022	2021
Residential	$1,008.6	$1,272.6	$1,309.1
Commercial	674.6	803.3	749.1
Industrial	229.6	317.3	323.1
Oilfield	207.8	304.3	312.8
Public authorities and street light	228.5	291.6	284.4
System sales revenues	2,349.1	2,989.1	2,978.5
Provision for rate refund	2.0	(1.2)	—
Integrated market	71.6	163.8	468.9
Transmission	143.0	131.7	140.2
Other	41.6	20.8	1.1
Revenues from contracts with customers	$2,607.3	$3,304.2	$3,588.7

4. Leases

Based on their evaluation of all contracts under ASC 842, as described in Note 1, the Registrants concluded they have operating lease obligations as described below.

OG&E Railcar Lease Agreement

Effective February 1, 2024, OG&E renewed its February 1, 2019 railcar lease agreement for 770 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recoverable through OG&E's fuel adjustment clauses. On February 1, 2029, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement, it would be responsible for the difference between the actual fair value of the railcars and the stipulated fair market value, up to a maximum of $3.2 million.

OG&E holds an additional railcar lease agreement for 135 rotary gondola railcars to transport coal with a term of October 1, 2022 to December 31, 2025.

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for OG&E's Centennial, OU Spirit and Crossroads wind farms with terms of nine to 13 years remaining, depending on the lease. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. While lease liabilities are not remeasured as a result of changes to the Consumer Price Index, changes to the Consumer Price Index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The OU Spirit and Crossroads leases each have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Financial Statement Information and Maturity Analysis of Lease Liabilities

The following tables present amounts recognized for operating leases in the Registrants' statements of income, statements of cash flows and balance sheets and supplemental information related to those amounts recognized.

	OGE Energy			OG&E
	Year Ended December 31,			Year Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Operating lease cost	$6.4	$5.9	$6.3	$6.4	$5.9	$5.7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.2	$5.3	$6.3	$5.2	$5.3	$5.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1.5	$—	$—	$1.5	$—

	OGE Energy		OG&E
(Dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Right-of-use assets at period end (A)	$25.9	$30.2	$25.9	$30.2
Operating lease liabilities at period end (B)	$30.5	$34.8	$30.5	$34.8
Operating lease weighted-average remaining lease term (in years)	11.4	11.6	11.4	11.6
Operating lease weighted-average discount rate	4.0%	4.0%	4.0%	4.0%
(A)
Included in Property, Plant and Equipment in the Registrants' balance sheets.
(B)
Included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents a maturity analysis of the Registrants' operating lease liabilities.

Future minimum operating lease payments as of December 31:	OGE Energy	OG&E
(In millions)
2024	$3.7	$3.7
2025	3.5	3.5
2026	3.0	3.0
2027	3.0	3.0
2028	3.1	3.1
Thereafter	22.6	22.6
Total future minimum lease payments	38.9	38.9
Less: Imputed interest	8.4	8.4
Present value of net minimum lease payments	$30.5	$30.5

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

The Registrants had no financial instruments measured at fair value on a recurring basis at December 31, 2023 and 2022. The following table presents the carrying amount and fair value of the Registrants' financial instruments at December 31, 2023 and 2022, as well as the classification level within the fair value hierarchy.

	2023		2022
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$—	$—	$499.9	$491.2	Level 2
OGE Energy Term Loan	$49.9	$50.0	$49.8	$50.0	Level 2
OG&E Senior Notes	$4,146.0	$3,922.3	$3,854.2	$3,477.1	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.2	$7.1	$9.3	$7.3	Level 3

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

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the years ended December 31, 2023, 2022 and 2021 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2023	2022	2021	2023	2022	2021
Performance units	$9.3	$7.2	$7.5	$2.2	$2.2	$1.8
Restricted stock units	3.8	2.5	2.3	0.9	0.7	0.4
Total compensation expense	$13.1	$9.7	$9.8	$3.1	$2.9	$2.2
Income tax benefit	$3.2	$2.3	$2.5	$0.7	$0.7	$0.6

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

During the year ended December 31, 2023, OGE Energy issued 82,321 shares of new common stock pursuant to OGE Energy's 2013 Stock Incentive Plan and issued 2,371 shares of treasury stock to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

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

The performance units granted are contingently awarded and will be payable in shares of OGE Energy's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on OGE Energy's total shareholder return ranking relative to a peer group of companies. These performance units are classified as equity in the balance sheets. If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of OGE Energy's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

The fair value of the performance units was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Dividends are accrued on a quarterly basis pending achievement of payout criteria and are included in the fair value calculations. Expected price volatility is based on the historical volatility of OGE Energy's common stock for the past three years and is simulated using the Geometric Brownian Motion process. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the award cycle. There are no post-vesting restrictions related to OGE Energy's performance units. The following table presents the number of performance units granted and the assumptions used to calculate the grant date fair value of the performance units.

	OGE Energy			OG&E
	2023	2022	2021	2023	2022	2021
Number of units granted	213,442	216,437	249,909	65,069	60,923	68,720
Fair value of units granted	$43.74	$41.10	$38.14	$43.74	$41.10	$38.14
Expected dividend yield	4.2%	4.8%	4.7%	4.2%	4.8%	4.7%
Expected price volatility	31.0%	29.0%	29.0%	31.0%	29.0%	29.0%
Risk-free interest rate	4.47%	1.71%	0.22%	4.47%	1.71%	0.22%
Expected life of units (in years)	2.85	2.85	2.84	2.85	2.85	2.85

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

	OGE Energy			OG&E
	2023	2022	2021	2023	2022	2021
Restricted stock units granted	114,926	116,539	89,197	35,034	32,804	22,911
Fair value of restricted stock units granted	$37.52	$35.72	$31.11	$37.52	$35.72	$30.91

Performance Units and Restricted Stock Units Activity

The following tables present a summary of the activity for the Registrants' performance units and restricted stock units for the year ended December 31, 2023. The table designated as "OGE Energy" below includes the OG&E standalone activity, as OGE Energy represents consolidated results.

OGE Energy	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/22	608,375			189,483
Granted	213,442	(A)		114,926
Converted	(161,690)	(B)	$3.7	N/A
Vested	N/A			(76,664)	$2.7
Forfeited	(8,009)			(4,599)
Units/shares outstanding at 12/31/23	652,118		$28.8	223,146	$7.8
Units/shares fully vested at 12/31/23	234,672	(C)	$12.7	N/A	N/A

OG&E	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Units/shares outstanding at 12/31/22	170,623			52,759
Granted	65,069	(A)		35,034
Converted	(44,550)	(B)	$1.0	N/A
Vested	N/A			(20,265)		$0.7
Forfeited	(5,889)			(2,725)
Employee migration	(1,416)	(D)		(559)	(D)
Units/shares outstanding at 12/31/23	183,837		$8.0	64,244		$2.2
Units/shares fully vested at 12/31/23	63,506	(C)	$3.4	N/A		N/A
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)
These amounts represent performance units that vested at December 31, 2022, which were settled in February 2023.
(C)
These amounts represent performance units that vested at December 31, 2023. Actual expected amounts to be paid out in 2024 will differ based on the percentage at which the performance metric was met and are dependent upon Compensation Committee approval.
(D)
Due to certain employees transferring between OG&E and OGE Energy.

The following tables present a summary of the activity for the Registrants' non-vested performance units and restricted stock units for the year ended December 31, 2023. The table designated as "OGE Energy" below includes the OG&E standalone activity, as OGE Energy represents consolidated results.

OGE Energy	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/22	446,685		$39.53	189,483	$33.75
Granted	213,442	(A)	$43.74	114,926	$37.52
Vested	(234,672)		$38.14	(76,664)	$30.95
Forfeited	(8,009)		$40.66	(4,599)	$34.52
Units/shares non-vested at 12/31/23	417,446		$42.44	223,146	$36.64

OG&E	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/22	126,073		$39.53	52,759		$33.78
Granted	65,069	(A)	$43.74	35,034		$37.52
Vested	(63,506)		$38.14	(20,265)		$30.91
Forfeited	(5,889)		$40.92	(2,725)		$35.17
Employee migration	(1,416)	(B)	$38.36	(559)	(B)	$32.25
Units/shares non-vested at 12/31/23	120,331		$42.49	64,244		$36.68
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)
Due to certain employees transferring between OG&E and OGE Energy.

Fair Value of Vested Performance Units and Restricted Stock Units

The following table presents a summary of the Registrants' fair value for vested performance units and restricted stock units.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2023	2022	2021	2023	2022	2021
Performance units	$9.0	$6.2	$8.1	$2.4	$1.7	$2.3
Restricted stock units	$2.4	$2.1	$2.2	$0.6	$0.5	$0.5

Unrecognized Compensation Cost

The following table presents a summary of the Registrants' unrecognized compensation cost for non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized.

	OGE Energy		OG&E
December 31, 2023	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units	$8.3	1.68	$2.4	1.70
Restricted stock units	3.6	1.67	1.1	1.69
Total unrecognized compensation cost	$11.9		$3.5

7. Income Taxes

Income Tax Expense (Benefit)

The following table presents the components of income tax expense (benefit).

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2023	2022	2021	2023	2022	2021
Provision (benefit) for current income taxes:
Federal	$46.1	$250.8	$16.4	$48.9	$(141.2)	$(9.0)
State	(2.2)	28.8	1.7	3.7	(0.9)	9.0
Total provision (benefit) for current income taxes	43.9	279.6	18.1	52.6	(142.1)	—
Provision (benefit) for deferred income taxes, net:
Federal	18.1	(110.8)	133.1	18.8	219.9	58.3
State	(5.8)	(45.2)	(10.0)	(2.6)	(1.4)	(16.5)
Total provision (benefit) for deferred income taxes, net	12.3	(156.0)	123.1	16.2	218.5	41.8
Total income tax expense	$56.2	$123.6	$141.2	$68.8	$76.4	$41.8

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2020. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric company property have been deferred and will be amortized to income over the life of the related property. Oklahoma investment tax credits are also earned on investments in electric generating facilities which further reduce OG&E's effective tax rate.

The following table presents a reconciliation of the statutory tax rates to the effective income tax rate.

	OGE Energy			OG&E
Year Ended December 31	2023	2022	2021	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(1.3)	(1.0)	0.9	0.3	(0.4)	(1.4)
Stock-based compensation	0.1	—	0.1	—	—	—
Executive compensation limitation	0.2	0.1	0.1	—	—	—
Amortization of net unfunded deferred taxes	(7.0)	(3.2)	(2.1)	(6.7)	(5.0)	(4.6)
Federal renewable energy credit (A)	—	—	(2.0)	—	—	(4.4)
Remeasurement of state deferred taxes due to Energy Transfer merger	—	—	(1.1)	—	—	—
Remeasurement of state deferred tax liabilities	—	(0.6)	(0.6)	—	—	—
401(k) dividends	(0.3)	(0.2)	(0.2)	—	—	—
Other	(0.8)	(0.4)	—	(0.7)	(0.8)	(0.2)
Effective income tax rate	11.9%	15.7%	16.1%	13.9%	14.8%	10.4%
(A)
Represents credits primarily associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The following table presents the components of Deferred Income Taxes at December 31, 2023 and 2022.

	OGE Energy		OG&E
December 31 (In millions)	2023	2022	2023	2022
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,753.8	$1,714.5	$1,753.8	$1,714.5
Regulatory assets	67.6	54.8	67.6	54.7
Pension Plan	21.8	18.0	37.9	35.4
Corporate owned life insurance	2.6	2.4	—	—
Bond redemption-unamortized costs	1.4	1.6	1.4	1.6
Income taxes recoverable from customers, net	(202.7)	(216.7)	(202.7)	(216.7)
State tax credits	(228.8)	(221.2)	(213.5)	(208.5)
Regulatory liabilities	(54.4)	(60.8)	(54.4)	(60.8)
Asset retirement obligations	(19.7)	(18.8)	(19.7)	(18.8)
Postretirement medical and life insurance benefits	(20.8)	(19.2)	(14.0)	(12.7)
Accrued liabilities	(13.2)	(11.2)	(5.5)	(7.3)
Deferred federal investment tax credits	(2.7)	(2.9)	(2.7)	(2.9)
Accrued vacation	(1.4)	(1.4)	(1.4)	(1.1)
Uncollectible accounts	(0.5)	(0.5)	(0.4)	(0.5)
Other	(2.2)	(5.1)	(5.6)	(5.8)
Total deferred income tax liabilities, net	$1,300.8	$1,233.5	$1,340.8	$1,271.1

As of December 31, 2023, the Registrants have classified $14.7 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

The following table presents a reconciliation of the Registrants' total gross unrecognized tax benefits as of the years ended December 31, 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Balance at January 1	$20.7	$22.4	$21.9
Tax positions related to current year:
Additions	7.9	—	1.7
Reductions	—	(1.7)	(1.2)
Balance at December 31	$28.6	$20.7	$22.4

The Registrants recognize tax benefits from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized on settlement. In 2023, the Registrants recorded a $7.9 million reserve related to a state tax position taken associated with the sale of Energy Transfer units.

Where applicable, the Registrants classify income tax-related interest and penalties as interest expense and other expense, respectively. During the years ended December 31, 2023, 2022 and 2021, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

As of December 31, 2023, 2022 and 2021, there were $22.6 million, $16.4 million and $18.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The following table presents a summary of the Registrants' tax credits carried forward as deferred tax assets. Under current law, the Registrants expect future taxable income will be sufficient to utilize all credits before they begin to expire after 2028.

	OGE Energy		OG&E
(In millions)	Carry Forward Amount	Deferred Tax Asset	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State tax credits:
Oklahoma investment tax credits	$259.1	$204.7	$239.8	$189.4	N/A
Oklahoma capital investment board credits	$12.8	$12.8	$12.8	$12.8	N/A
Oklahoma zero emission tax credits	$16.0	$11.3	$16.0	$11.3	2028

N/A - not applicable

In connection with its investment in Energy Transfer during 2022, OGE Energy anticipated operating losses in various state jurisdictions. As discussed in Note 1, OGE Energy has fully disposed of its investment in Energy Transfer, and it does not expect future taxable income in these states. Therefore, as of December 31, 2022, OGE Energy recorded a valuation allowance of $2.7 million, which eliminated the related deferred tax asset balance. During 2023, OGE Energy received final information which resulted in taxable income instead of operating losses for tax year 2022. The valuation allowance originally recorded in 2022 was eliminated when the final 2022 tax returns were filed in 2023.

8. Common Equity

OGE Energy

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued no new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2023. Under the terms of the Automatic Dividend Reinvestment and Stock Purchase Plan, OGE Energy may, from time to time, issue new shares to satisfy purchases under the plan or have shares purchased on the open market. At December 31, 2023, there were 4,899,178 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions except per share data)	2023	2022	2021
Net income	$416.8	$665.7	$737.3
Average common shares outstanding:
Basic average common shares outstanding	200.3	200.2	200.1
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.6	0.2
Diluted average common shares outstanding	200.9	200.8	200.3
Basic earnings per average common share	$2.08	$3.33	$3.68
Diluted earnings per average common share	$2.07	$3.32	$3.68
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

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

Pursuant to the leverage restriction in OGE Energy's revolving credit agreement, OGE Energy must maintain a percentage of debt to total capitalization at a level that does not exceed 70 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $930.9 million of OGE Energy's retained earnings from being paid out in dividends. Accordingly, approximately $2.4 billion of OGE Energy's retained earnings as of December 31, 2023 are unrestricted for the payment of dividends.

OG&E

There were no new shares of OG&E common stock issued in 2023, 2022 or 2021.

Dividend Restrictions

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $733.3 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $2.7 billion of OG&E's retained earnings as of December 31, 2023 are unrestricted for the payment of dividends.

9. Long-Term Debt

A summary of the Registrants' long-term debt is included in the statements of capitalization. At December 31, 2023, the Registrants were in compliance with all of their debt agreements.

Maturities of OGE Energy's consolidated long-term debt during the next five years consist of $129.4 million in 2025, $181.0 million in 2027 and $500.0 million in 2028. Maturities of OG&E's long-term debt during the next five years consist of $79.4 million in 2025, $181.0 million in 2027 and $500.0 million in 2028. All other long-term debt of the Registrants matures after 2028.

The Registrants have previously incurred costs related to debt refinancing. Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset in the balance sheets. Unamortized debt expense and unamortized premium and discount on long-term debt are classified as Long-Term Debt in the balance sheets and are being amortized over the life of the respective debt.

In January 2023, OG&E issued $450.0 million of 5.40 percent Senior Notes due January 15, 2033, and in April 2023, OG&E issued $350.0 million of 5.60 percent Senior Notes due April 1, 2053. The proceeds from these issuances were added to OG&E's general funds to be used for general corporate purposes, including to help fund the repayment of its $500.0 million 0.553 percent Senior Notes that matured on May 26, 2023 and the funding of its capital investment program and working capital needs.

OGE Energy has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan. For the year ended December 31, 2023, the interest rate for the $50.0 million drawn on the term loan under this credit agreement ranged from 5.375 percent to 6.375 percent. For additional information related to this credit agreement, see Note 10.

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

Series			Date Due	Amount
				(In millions)
1.85%	—	4.75%	Garfield Industrial Authority, January 1, 2025	$47.0
1.85%	—	4.60%	Muskogee Industrial Authority, January 1, 2025	32.4
1.85%	—	4.75%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

The following table presents information regarding the Registrants' revolving credit agreements at December 31, 2023.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$499.2	5.78%	(F)	December 18, 2028 (G)
OGE Energy (C)	50.0	—	—	(F)	May 24, 2025
OG&E (D)(E)	550.0	0.4	1.20%	(F)	December 18, 2028 (G)
Total	$1,150.0	$499.6	5.77%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2023.

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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2028. At December 31, 2023, there was $85.1 million in intercompany borrowings under this agreement. At December 31, 2023, OG&E had $147.7 million in advances from parent.
(F)
Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(G)
In December 2022, the Registrants entered into an amendment to their credit facility that gave each of the Registrants the option of extending such commitments for up to two additional one-year periods. On December 18, 2023, the Registrants utilized the first extension option for an additional one-year period extending the term until December 2028.

OGE Energy's credit facility has a financial covenant requiring that OGE Energy maintains a maximum debt to capitalization ratio of 70 percent, as defined in such facility. OG&E's credit facility has a financial covenant requiring that OG&E maintains a maximum debt to capitalization ratio of 65 percent, as defined in such facility. The Registrants' facilities each also contain covenants which restrict the respective borrower and certain of its subsidiaries in respect of, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of liens and transactions with affiliates. The Registrants' facilities are each subject to acceleration upon the occurrence of any default, including, among others, payment defaults on such facilities, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100.0 million or more in the aggregate, change of control (as defined in each such facility), nonpayment of uninsured judgments in excess of $100.0 million and the occurrence of certain Employee Retirement Income Security Act and bankruptcy events, subject where applicable to specified cure periods.

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

Pension Plan and Restoration of Retirement Income Plan

OGE Energy periodically makes contributions to the Pension Plan considering information such as net periodic pension expense and funded status from OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy did not make a contribution to its Pension Plan during 2023 and 2022 but does expect to make a $10.0 million contribution to its Pension Plan in 2024. Any additional contribution to the Pension Plan during 2024 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2023, 2022 and 2021, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

Obligations and Funded Status

The details of the funded status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the balance sheets for 2023 and 2022 are included in the following tables. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods. The benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Beginning obligations	$358.5	$502.9	$5.8	$5.9	$288.5	$363.2	$0.5	$0.5
Service cost	5.4	7.6	1.0	1.1	4.4	6.2	—	—
Interest cost	15.9	15.7	0.3	0.2	12.6	12.1	—	—
Plan settlements	(62.8)	(95.8)	(1.4)	(1.5)	(57.7)	(38.8)	(0.7)	—
Actuarial losses (gains)	0.8	(56.9)	(0.2)	0.1	2.7	(41.3)	0.2	—
Benefits paid	(14.1)	(15.0)	—	—	(11.9)	(12.9)	—	—
Ending obligations	$303.7	$358.5	$5.5	$5.8	$238.6	$288.5	$—	$0.5

Change in plans' assets
Beginning fair value	$293.0	$486.0	$—	$—	$238.9	$353.0	$—	$—
Actual return on plans' assets	27.6	(82.2)	—	—	22.1	(62.4)	—	—
Employer contributions	—	—	1.4	0.2	—	—	0.7	—
Plan settlements	(62.8)	(95.8)	(1.4)	(0.2)	(57.7)	(38.8)	(0.7)	—
Benefits paid	(14.1)	(15.0)	—	—	(11.9)	(12.9)	—	—
Ending fair value	$243.7	$293.0	$—	$—	$191.4	$238.9	$—	$—
Funded status at end of year	$(60.0)	$(65.5)	$(5.5)	$(5.8)	$(47.2)	$(49.6)	$—	$(0.5)
Accumulated postretirement benefit obligation	$289.5	$342.7	$4.9	$4.8	$226.5	$275.2	$—	$0.4

For the year ended December 31, 2023, actuarial losses were primarily due to more lump sum payouts than expected, partially offset by demographic experience. For the year ended December 31, 2022, Pension Plan actuarial gains were primarily due to significantly higher discount rates, partially offset by demographic experience and a larger than expected amount of early 2023 lump sum payouts.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
December 31 (In millions)	2023	2022	2023	2022
Change in benefit obligation
Beginning obligations	$101.9	$137.3	$76.4	$102.4
Service cost	0.1	0.2	0.1	0.1
Interest cost	5.2	3.5	3.9	2.7
Participants' contributions	3.4	3.5	2.4	2.4
Actuarial losses (gains)	4.9	(29.1)	4.0	(21.0)
Benefits paid	(12.2)	(13.5)	(9.5)	(10.2)
Ending obligations	$103.3	$101.9	$77.3	$76.4

Change in plans' assets
Beginning fair value	$32.8	$44.3	$29.8	$39.9
Actual return on plans' assets	1.9	(8.2)	1.7	(7.4)
Employer contributions	6.8	6.7	5.2	5.1
Participants' contributions	3.4	3.5	2.4	2.4
Benefits paid	(12.2)	(13.5)	(9.5)	(10.2)
Ending fair value	$32.7	$32.8	$29.6	$29.8
Funded status at end of year	$(70.6)	$(69.1)	$(47.7)	$(46.6)

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

OGE Energy	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2023	2022	2021	2023	2022	2021
Service cost	$5.4	$7.6	$11.2	$1.0	$1.1	$0.8
Interest cost	15.9	15.7	13.3	0.3	0.2	0.1
Expected return on plan assets	(16.2)	(25.4)	(34.1)	—	—	—
Amortization of net loss	8.0	8.9	9.4	—	0.2	0.2
Amortization of unrecognized prior service cost (A)	—	—	—	0.3	0.2	0.1
Settlement cost	21.8	30.6	41.3	0.5	0.3	2.1
Total net periodic benefit cost	34.9	37.4	41.1	2.1	2.0	3.3
Less: Amount paid by unconsolidated affiliates	—	—	(0.2)	—	—	0.1
Net periodic benefit cost	$34.9	$37.4	$41.3	$2.1	$2.0	$3.2
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

OG&E	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2023	2022	2021	2023	2022	2021
Service cost	$4.4	$6.2	$7.7	$—	$—	$—
Interest cost	12.6	12.1	9.7	—	—	—
Expected return on plan assets	(12.9)	(19.6)	(24.7)	—	—	—
Amortization of net loss	6.9	7.4	7.0	—	—	0.1
Settlement cost	20.4	12.9	33.1	0.4	—	1.6
Total net periodic benefit cost	31.4	19.0	32.8	0.4	—	1.7
Plus: Amount allocated from OGE Energy	3.0	5.2	6.5	1.7	1.5	1.5
Net periodic benefit cost	$34.4	$24.2	$39.3	$2.1	$1.5	$3.2

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2023, 2022 and 2021, the Registrants recognized the following:

Year Ended December 31 (In millions)	2023	2022	2021
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$33.3	$15.2	$23.0
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$20.1	$15.4	$37.9
Arkansas jurisdiction (A)	$1.9	$1.4	$3.5
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
	Postretirement Benefit Plans			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2023	2022	2021	2023	2022	2021
Service cost	$0.1	$0.2	$0.2	$0.1	$0.1	$0.1
Interest cost	5.2	3.5	3.4	3.9	2.7	2.6
Expected return on plan assets	(1.7)	(1.8)	(1.8)	(1.6)	(1.6)	(1.7)
Amortization of net loss	(0.2)	1.5	2.8	—	1.5	2.7
Amortization of unrecognized prior service cost (A)	—	(3.8)	(6.9)	—	(3.6)	(5.0)
Total net periodic benefit cost (income)	3.4	(0.4)	(2.3)	2.4	(0.9)	(1.3)
Less: Amount paid by unconsolidated affiliates (B)	—	—	(0.5)
Plus: Amount allocated from OGE Energy (B)				0.5	—	(0.5)
Net periodic benefit cost (income)	$3.4	$(0.4)	$(1.8)	$2.9	$(0.9)	$(1.8)
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.
(B)
"Amount paid by unconsolidated affiliates" is only applicable to OGE Energy. "Amount allocated from OGE Energy" is only applicable to OG&E.

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans in 2023, 2022 and 2021, the Registrants recognized the following:

Year Ended December 31 (In millions)	2023	2022	2021
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$4.4	$0.6	$(0.4)
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans in 2023, 2022 and 2021.

	OGE Energy			OG&E
(In millions)	2023	2022	2021	2023	2022	2021
Capitalized portion of net periodic pension benefit cost	$2.2	$3.0	$3.4	$1.9	$2.5	$2.9
Capitalized portion of net periodic postretirement benefit cost	$0.1	$0.2	$0.2	$0.1	$0.1	$0.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2023	2022	2021	2023	2022	2021
Assumptions to determine benefit obligations:
Discount rate	5.40%	5.45%	2.75%	5.35%	5.40%	2.80%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	3.50%	3.50%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	5.45%	4.01%	2.63%	5.40%	2.80%	2.45%
Expected return on plan assets	7.00%	7.00%	7.00%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	3.50%	3.50%	N/A	N/A	N/A

N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2023 and 2022, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

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

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 6.75 percent in 2024 with the rates trending downward to 4.50 percent by 2033.

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

- Maximize risk-adjusted performance.
- At least 75 percent of invested assets must reach at or above Baaa3 or BBB- investment grade.
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

Pension Plan Investments

The following tables present the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2023 and 2022. There were no Level 3 investments held by the Pension Plan at December 31, 2023 and 2022.

(In millions)	December 31, 2023	Level 1	Level 2	Net Asset Value (A)
Common stocks	$56.9	$56.9	$—	$—
U.S. Treasury notes and bonds (B)	42.4	42.4	—	—
Mortgage- and asset-backed securities	22.0	—	22.0	—
Corporate fixed income and other securities	54.6	—	54.6	—
Commingled fund (C)	13.8	—	—	13.8
Foreign government bonds	0.2	—	0.2	—
U.S. municipal bonds	0.3	—	0.3	—
Money market fund	1.3	—	—	1.3
Mutual funds	55.3	55.3	—	—
Preferred stocks	1.0	1.0	—	—
U.S. Treasury futures:
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	248.2	$155.9	$77.2	$15.1
Interest and dividends receivable	1.4
Receivable from broker for securities sold	8.3
Payable to broker for securities purchased	(14.2)
Total OGE Energy Pension Plan assets	$243.7
Pension Plan investments attributable to affiliates	(52.3)
Total OG&E Pension Plan assets	$191.4

(In millions)	December 31, 2022	Level 1	Level 2	Net Asset Value (A)
Common stocks	$71.9	$71.9	$—	$—
U.S. Treasury notes and bonds (B)	44.6	44.6	—	—
Mortgage- and asset-backed securities	26.2	—	26.2	—
Corporate fixed income and other securities	65.5	—	65.5	—
Commingled fund (C)	18.2	—	—	18.2
Foreign government bonds	0.5	—	0.5	—
U.S. municipal bonds	0.9	—	0.9	—
Money market fund	5.9	—	—	5.9
Mutual fund	60.4	60.4	—	—
Preferred stocks	1.5	1.5	—	—
U.S. Treasury futures:
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	296.0	$178.7	$93.2	$24.1
Interest and dividends receivable	1.6
Receivable from broker for securities sold	20.6
Payable to broker for securities purchased	(25.2)
Total OGE Energy Pension Plan assets	$293.0
Pension Plan investments attributable to affiliates	(54.1)
Total OG&E Pension Plan assets	$238.9
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

(In millions)	OGE Energy	OG&E
2024	$44.4	$35.4
2025	$28.1	$22.2
2026	$27.9	$22.4
2027	$34.2	$21.1
2028	$28.0	$21.0
2029-2033	$122.7	$96.3

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

Postretirement Plans Investments

The following tables present the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2023 and 2022. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2023 and 2022.

(In millions)	December 31, 2023	Level 1	Level 3
Group retiree medical insurance contract	$16.8	$—	$16.8
Mutual funds	15.9	15.9	—
Total OGE Energy plan investments	$32.7	$15.9	$16.8
Plan investments attributable to affiliates	(3.1)
Total OG&E plan investments	$29.6

(In millions)	December 31, 2022	Level 1	Level 3
Group retiree medical insurance contract	$21.6	$—	$21.6
Mutual funds	11.2	11.2	—
Total OGE Energy plan investments	$32.8	$11.2	$21.6
Plan investments attributable to affiliates	(3.0)
Total OG&E plan investments	$29.8

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

Year Ended December 31 (In millions)	2023
Group retiree medical insurance contract:
Beginning balance	$21.6
Claims paid	(4.5)
Realized losses	(0.9)
Investment fees	(0.1)
Interest income	0.7
Ending balance	$16.8

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table presents the gross benefit payments the Registrants expect to pay related to the postretirement benefit plans, including prescription drug benefits.

(In millions)	OGE Energy	OG&E
2024	$13.9	$10.5
2025	$11.5	$8.6
2026	$10.9	$8.0
2027	$9.9	$7.4
2028	$9.0	$6.8
2029-2033	$36.9	$27.8

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation. The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits. OGE Energy's post-employment benefit obligation was $1.7 million and $1.8 million at December 31, 2023 and 2022, respectively, of which $1.3 million and $1.3 million, respectively, was OG&E's portion of the obligation.

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

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OGE Energy contributed $19.6 million, $17.1 million and $15.4 million in 2023, 2022 and 2021, respectively, to the 401(k) Plan, of which $16.0 million, $13.9 million and $12.0 million, respectively, related to OG&E.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2023, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock. OGE Energy accounts for the contributions related to its executive officers in this plan as Accrued Benefit Obligations and accounts for the contributions related to OGE Energy's directors in this plan as Other Deferred Credits and Other Liabilities in the balance sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the balance sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the statements of income.

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

12. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. Prior to the Enable and Energy Transfer merger closing on December 2, 2021, OGE Energy's natural gas midstream operations segment included its equity method investment in Enable. During 2022, OGE Energy held an investment in Energy Transfer's equity securities and reported the investment's activity, as well as Enable legacy pension and postretirement costs, through the natural gas midstream operations segment. As of the end of September 2022, OGE Energy sold all of Energy Transfer's limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations segment. The following tables present the results of OGE Energy's business segments for the years ended December 31, 2023, 2022 and 2021.

2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,674.3	$—	$—	$2,674.3
Fuel, purchased power and direct transmission expense	911.7	—	—	911.7
Other operation and maintenance	505.0	(2.4)	—	502.6
Depreciation and amortization	506.6	—	—	506.6
Taxes other than income	99.4	3.8	—	103.2
Operating income (loss)	651.6	(1.4)	—	650.2
Other income	43.5	8.1	(7.4)	44.2
Interest expense	199.9	28.9	(7.4)	221.4
Income tax expense (benefit)	68.8	(12.6)	—	56.2
Net income (loss)	$426.4	$(9.6)	$—	$416.8
Total assets	$12,642.6	$301.1	$(153.0)	$12,790.7
Capital expenditures	$1,178.2	$—	$—	$1,178.2

2022	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,375.7	$—	$—	$—	$3,375.7
Fuel, purchased power and direct transmission expense	1,662.4	—	—	—	1,662.4
Other operation and maintenance	491.9	12.6	(3.1)	—	501.4
Depreciation and amortization	460.9	—	—	—	460.9
Taxes other than income	98.0	0.1	3.4	—	101.5
Operating income (loss)	662.5	(12.7)	(0.3)	—	649.5
Gain on equity securities	—	282.1	—	—	282.1
Other income	11.2	10.0	4.9	(2.1)	24.0
Interest expense	157.8	—	10.6	(2.1)	166.3
Income tax expense (benefit)	76.4	48.1	(0.9)	—	123.6
Net income (loss)	$439.5	$231.3	$(5.1)	$—	$665.7
Total assets	$12,410.5	$1.2	$683.7	$(550.7)	$12,544.7
Capital expenditures	$1,050.9	$—	$—	$—	$1,050.9

2021	Electric Company	Natural Gas Midstream Operations	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,653.7	$—	$—	$—	$3,653.7
Fuel, purchased power and direct transmission expense	2,127.6	—	—	—	2,127.6
Other operation and maintenance	464.7	1.6	(3.2)	—	463.1
Depreciation and amortization	416.0	—	—	—	416.0
Taxes other than income	99.3	0.2	3.3	—	102.8
Operating income (loss)	546.1	(1.8)	(0.1)	—	544.2
Equity in earnings of unconsolidated affiliates	—	169.8	—	—	169.8
Gain on Enable/Energy Transfer transaction, net	—	344.4	—	—	344.4
Other income (expense)	7.7	(26.4)	(2.0)	(0.9)	(21.6)
Interest expense	152.0	—	7.2	(0.9)	158.3
Income tax expense (benefit)	41.8	101.0	(1.6)	—	141.2
Net income (loss)	$360.0	$385.0	$(7.7)	$—	$737.3
Total assets	$11,688.0	$786.6	$350.3	$(218.5)	$12,606.4
Capital expenditures	$778.5	$—	$—	$—	$778.5

13. Commitments and Contingencies

Purchase Obligations and Commitments

The following table presents the Registrants' future purchase obligations and commitments estimated for the next five years.

(In millions)	2024	2025	2026	2027	2028	Total
Purchase obligations and commitments:
Minimum purchase commitments	$118.4	$100.5	$69.7	$56.9	$46.6	$392.1
Estimated wind power purchase commitments	56.6	56.9	57.3	57.8	58.4	287.0
Capacity commitments	32.4	33.0	40.2	41.4	—	147.0
Long-term service agreement commitments	14.8	16.6	16.6	9.9	3.0	60.9
Generation capacity construction commitments	126.5	137.8	38.3	—	—	302.6
Total purchase obligations and commitments	$348.7	$344.8	$222.1	$166.0	$108.0	$1,189.6

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

OG&E has natural gas transportation service contracts with Energy Transfer, ONEOK, Inc. and Southern Star, which grant these companies the responsibility of delivering natural gas to OG&E's generating facilities. The contracts with Energy Transfer end in December 2024 and December 2038; the contracts with ONEOK, Inc. end in December 2024 and August 2037; and the contract with Southern Star ends in December 2024.

OG&E Estimated Wind Power Purchase Commitments

The following table presents OG&E's wind purchased power contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table presents a summary of OG&E's wind power purchases for the years ended December 31, 2023, 2022 and 2021.

Year Ended December 31 (In millions)	2023	2022	2021
CPV Keenan	$23.0	$25.8	$27.3
Edison Mission Energy	20.5	24.9	21.7
NextEra Energy	5.3	7.3	6.8
Total wind power purchased	$48.8	$58.0	$55.8

OG&E Capacity Commitments

In 2022, the SPP approved an increase in the planning reserve margin from 12 percent to 15 percent. Due to near-term generation requirements, in 2023, OG&E entered into short-term power purchase agreements to meet the additional capacity needs in each of the years between 2024 and 2027.

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

OG&E Generation Capacity Construction Commitments

OG&E has various generation capacity construction projects, such as plans to install two combustion turbines totaling 448 megawatts at its existing Horseshoe Lake generating facility. The new generating units are expected to be placed into service in late 2026.

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

Other

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. At the present time, based on currently available information, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows.

In July 2023, OG&E was named, along with its contractor, as a defendant in a lawsuit filed by an apartment owner and its insurance companies seeking in excess of $60.0 million in damages related to a fire at an apartment building under construction in Oklahoma City. Several additional defendants have also been named. OG&E disputes the claims in the lawsuit and intends to vigorously defend this action. If OG&E was ultimately deemed liable for damages in connection with this incident, OG&E believes its existing insurance policies will cover its costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have. Due to the uncertain and preliminary nature of this litigation, the outcome cannot be predicted, and OG&E is unable to provide a range of possible loss in this matter.

14. Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2023, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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

OCC Proceedings

2021 Oklahoma Fuel Prudency

On July 1, 2022, the OCC Public Utility Division Staff filed their application initiating the review of the 2021 fuel adjustment clause and prudence review. On February 21, 2023, a Joint Stipulation and Settlement Agreement was filed, and the OCC approved the Settlement Agreement on April 20, 2023. The Settlement Agreement provides that: (i) OG&E's practices, policies and judgment for fuel procurement during 2021 were prudent; (ii) OG&E's power purchase costs and expenses, monthly fuel filings and processes and fuel-related investments and decisions for 2021 were fair, just and reasonable and (iii) OG&E exercised prudent judgment pertaining to all such matters and that the electric generation, purchased power and fuel procurement expenses were prudently incurred. Further, the stipulating parties agreed to certain revisions of the fuel clause adjustment tariff, including a revised semi-annual fuel clause adjustment factor redetermination process which will be subject to the OCC Public Utility Division approval or denial. Pursuant to the Settlement Agreement, OG&E submitted new fuel factors to the OCC on October 10, 2023 and met with stakeholders on October 12, 2023. This adjustment was estimated to result in an average monthly residential bill decrease of approximately $21 beginning November 1, 2023.

Horseshoe Lake Modernization Plan

On May 31, 2023, OG&E filed an application at the OCC seeking approval for the cost associated with the purchase and installation of two combustion turbines totaling 448 megawatts at its existing Horseshoe Lake generating facility. The Horseshoe Lake project is expected to cost approximately $331 million, excluding financing costs and property taxes, and the new generating units are expected to be placed into service in late 2026. On November 21, 2023, the OCC approved a non-unanimous, non-contested Joint Stipulation and Settlement Agreement that was entered into by OG&E and certain intervenors, which allows for recovery of the jurisdictional portion of expenses up to $275 million, plus financing costs and property taxes, related to this project through a recovery mechanism when the new generating units are placed into service. In accordance with the settlement agreement, OG&E is required to file a general rate review to include the new generating units in base rates no later than one year after the implementation of the recovery mechanism.

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

APSC Proceedings

2023 Formula Rate Plan Filing

On October 2, 2023, OG&E filed its final evaluation report under its Formula Rate Plan, including a request to increase its Arkansas retail revenues by $4.7 million. On December 28, 2023, the APSC Staff filed testimony recommending an annual electric revenue increase of $3.5 million. No other party filed testimony responsive to OG&E's proposed rate adjustment. On January 30, 2024, OG&E and the APSC Staff filed an uncontested joint settlement agreement, which included an annual electric revenue increase of $3.5 million. The APSC is expected to issue a final order in this matter in March 2024, with new rates to be effective April 1, 2024.

Capacity Power Purchase Agreement Cost Recovery

On October 4, 2023, OG&E filed an application at the APSC seeking approval of a methodology for recovery of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. On December 29, 2023, the Administrative Law Judge issued an order authorizing OG&E to defer to a regulatory asset its capacity costs associated with short-term power purchase agreements for 2023, along with a carrying charge at the commission-approved customer deposit interest rate. The order requires OG&E and the parties to the case to develop a procedural schedule to address treatment for any expenses beyond the calendar year 2023.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the court of appeals decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed a report on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. The SPP also urged that all pending complaint proceedings, including OG&E's complaint and three similar complaints against the SPP, be resolved before any refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of December 31, 2023, the Registrants' reserve remains at $13.0 million plus estimated interest for a potential refund.

In November 2022, the FERC issued an order denying OG&E's complaint against the SPP. It also issued orders granting the other three complaints against the SPP in part but awarded no relief. All four complainants timely sought rehearing of these orders. On June 27, 2023, the FERC made final its orders granting in part complaints filed against the SPP by OG&E and three other project sponsors (or groups thereof) on claims arising from the SPP’s failure to implement Attachment Z2 so that project sponsors could be paid as required under the tariff, but awarding no relief. OG&E and the other complainants have appealed to the U.S. Court of Appeals for the Eighth Circuit, where the matter has been briefed and is awaiting the scheduling of oral argument. It will likely be decided by the summer of 2024.

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

2022 Oklahoma Fuel Prudency

On June 29, 2023, the Public Utility Division Staff filed their application initiating the review of the 2022 fuel adjustment clause and prudence review. OG&E filed its minimum filing requirements and supporting testimony on August 29, 2023. The OCC Staff filed testimony on January 19, 2024 recommending that the OCC find OG&E's 2022 fuel costs prudent.

2023 Oklahoma General Rate Review

On December 29, 2023, OG&E filed a general rate review in Oklahoma seeking a rate increase of $332.5 million and a 10.5 percent return on equity based on a common equity percentage of 53.50 percent. The rate review seeks recovery of $1.3 billion of net capital investment since the last general rate review. A hearing on the merits is scheduled for June 17, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024, expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's assessment of the likelihood of approval by regulators for any new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the regulatory assets and liabilities were appropriately amortized through the Company's rates charged to customers based on rulings from regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2023 and 2022, the related statements of income and comprehensive income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024, expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for regulatory assets and liabilities, including, among others, controls over management's assessment of the likelihood of approval by regulators for any new matters and controls over the evaluation of filings with regulatory bodies on existing regulatory assets and liabilities, including factors that may affect the timing or nature of recoverability.

We performed audit procedures that included, among others, reviewing evidence of correspondence with regulatory bodies to test that the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability, considering information obtained from regulatory rulings, of various regulatory assets. In addition, we tested that amortization of regulatory assets and liabilities corresponded to relevant regulatory rulings. For example, we tested whether the regulatory assets and liabilities were appropriately amortized through the Company's rates charged to customers based on rulings from regulatory bodies.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Oklahoma City, Oklahoma

February 20, 2024

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

The Registrants' management assessed the effectiveness of their internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2023, the Registrants' internal control over financial reporting is effective based on those criteria.

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
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and consolidated statements of capitalization of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on Internal Control Over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and statements of capitalization of the Company as of December 31, 2023 and 2022, the related statements of income and comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 20, 2024

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OGE Energy. Information regarding OGE Energy's executive officers is set forth in "Part I, Item 1. Business - Information About the Registrants' Executive Officers." As permitted by General Instruction G of Form 10-K, the information required by Item 10, other than information regarding the executive officers and the Code of Ethics, will be set forth in OGE Energy's definitive proxy statement for the 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2024. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 10 for OG&E has been omitted.

Item 11. Executive Compensation

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 11 will be set forth in OGE Energy's definitive proxy statement for the 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2024. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 11 for OG&E has been omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 12 will be set forth in OGE Energy's definitive proxy statement for the 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2024. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 12 for OG&E has been omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 13 will be set forth in OGE Energy's definitive proxy statement for the 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2024. Such proxy statement is incorporated herein by reference.

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

Fees for Principal Independent Accountants

Year Ended December 31	2023	2022
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,404,500	$1,232,000
Services in support of debt and stock offerings	62,000	59,000
Other (A)	430,375	447,500
Total audit fees (B)	1,896,875	1,738,500
Employee benefit plan audits	144,000	138,000
Other compliance services	79,530	—
Total audit-related fees	223,530	138,000
Assistance with examinations and other return issues	229,383	219,892
Review of federal and state tax returns	54,400	34,000
Total tax preparation and compliance fees	283,783	253,892
Total tax fees	283,783	253,892
Total fees	$2,404,188	$2,130,392
(A)
Includes reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings, agreed-upon procedures and fees for consulting with the Registrants' executives regarding accounting issues.
(B)
The aggregate audit fees include fees billed for the audit of the Registrants' annual financial statements and for the reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q. For 2023, this amount includes estimated billings for the completion of the 2023 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2023 and 2022 for other services.

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

For 2023, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

(i)
The following financial statements are included in Part II, Item 8 of this Annual Report:

OGE Energy

•
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Balance Sheets at December 31, 2023 and 2022
•
Consolidated Statements of Capitalization at December 31, 2023 and 2022
•
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
•
Notes to Consolidated Financial Statements
•
Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•
Management's Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

OG&E

•
Statements of Income for the years ended December 31, 2023, 2022 and 2021
•
Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
•
Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•
Balance Sheets at December 31, 2023 and 2022
•
Statements of Capitalization at December 31, 2023 and 2022
•
Statements of Changes in Stockholder's Equity for the years ended December 31, 2023, 2022 and 2021
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
4.23

Supplemental Indenture No. 24 dated as of April 3, 2023, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 3, 2023 (File No. 1-1097) and incorporated by reference herein).

		X	X
4.24

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
4.26

Supplemental Indenture No. 3 dated as of April 26, 2018, being a supplemental instrument to Exhibit 4.22 hereto. (Filed as Exhibit 4.04 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).

X
4.27

Supplemental Indenture No. 4 dated as of May 27, 2021, being a supplemental instrument to Exhibit 4.22 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 27, 2021 (File No. 1-12579) and incorporated by reference herein).

X
4.28+	Description of Capital Stock.	X
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

		X	X
10.03	Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma	X	X

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
10.14*

OGE Energy's 2023 Annual Executive Incentive Compensation Plan. (Filed as Exhibit 10.14 to OGE Energy's Form 10-K for the year ended December 31, 2022 (File No. 1-12579) and incorporated by reference herein).

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
10.17*

Form of Performance Unit Agreement under OGE Energy's 2022 Stock Incentive Plan. (Filed as Exhibit 10.17 to OGE Energy's Form 10-K for the year ended December 31, 2022 (File No. 1-12579) and incorporated by reference herein).

		X	X
10.18*

Form of Restricted Stock Unit Agreement under OGE Energy's 2022 Stock Incentive Plan. (Filed as Exhibit 10.18 to OGE Energy's Form 10-K for the year ended December 31, 2022 (File No. 1-12579) and incorporated by reference herein).

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
10.25

Letter of extension dated as of December 18, 2023 for OGE Energy's and OG&E's credit agreements dated as of December 17, 2021, as amended, by and among OGE Energy and OG&E, for their respective credit facility, the Lenders thereto, Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, and MUFG Bank, Ltd., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed December 20, 2023 (File No. 1-12579) and incorporated by reference herein).

		X	X
21.01+	Subsidiaries of OGE Energy.	X
23.01+	Consent of Ernst & Young LLP.	X
23.02+	Consent of Ernst & Young LLP.		X
24.01+	Power of Attorney.	X
24.02+	Power of Attorney.		X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
97.01+	Executive Compensation Clawback Policy.	X	X
99.01

Credit Agreement dated as of May 24, 2022 by and among OGE Energy Corp., the Lenders and BOKF NA, dba Bank of Oklahoma as Sole Administrative Agent, Sole Syndication Agent, Lead Arranger and Sole Bookrunner (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2022 (File No. 1-12579) and incorporated by reference herein).

		X	X
99.02	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

* Represents executive compensation plans and arrangements.
+ Represents exhibits filed herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

OGE ENERGY CORP.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
	(in millions)
Balance at December 31, 2021
Reserve for Uncollectible Accounts	$2.6	$3.2	$3.4	$2.4
Balance at December 31, 2022
Reserve for Uncollectible Accounts	$2.4	$2.8	$3.3	$1.9
Balance at December 31, 2023
Reserve for Uncollectible Accounts	$1.9	$5.7	$5.4	$2.2
(A)
Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 20th, 2024.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 20, 2024

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 20, 2024

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 20, 2024

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 20, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 20th, 2024.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 20, 2024

/s/ W. Bryan Buckler
W. Bryan Buckler	Principal Financial Officer;	February 20, 2024

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 20, 2024

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 20, 2024