Form 10-Q
period 2024-03-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2024-05-01
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At March 31, 2024, there were 200,547,842 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At March 31, 2024, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
PM	Particulate matter
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "forecast," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2023 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•
the impact on demand for the Registrants' services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;
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
•
the ability of the Registrants to meet future capacity requirements mandated by the SPP, which could be impacted by future load growth, environmental regulations recently finalized by the EPA, and the availability of resources;
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
•
costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and
•
other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Registrants' 2023 Form 10-K.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$582.6	$544.6
Other revenues	14.2	12.6
Operating revenues	596.8	557.2
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	232.2	200.6
OPERATING EXPENSES
Other operation and maintenance	132.4	130.4
Depreciation and amortization	129.2	121.2
Taxes other than income	29.0	28.5
Operating expenses	290.6	280.1
OPERATING INCOME	74.0	76.5
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.7	4.5
Other net periodic benefit income	1.7	1.5
Other income	4.5	16.9
Other expense	(4.5)	(6.5)
Net other income	6.4	16.4
INTEREST EXPENSE
Interest on long-term debt	52.0	48.1
Allowance for borrowed funds used during construction	(3.4)	(2.1)
Interest on short-term debt and other interest charges	11.6	1.8
Interest expense	60.2	47.8
INCOME BEFORE TAXES	20.2	45.1
INCOME TAX EXPENSE	1.6	6.8
NET INCOME	$18.6	$38.3
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.4	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	200.6	200.8
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.09	$0.19
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.09	$0.19

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net income	$18.6	$38.3
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1 and $0.0, respectively	—	0.1
Amortization of deferred net loss, net of tax of $0.0 and $0.1, respectively	0.1	0.2
Regulatory classification of certain pension costs, net of tax of $1.2 and $0.0, respectively	3.9	—
Settlement cost, net of tax of $0.0 and $0.2, respectively	—	0.9
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $0.0 and $0.0, respectively	(0.1)	(0.1)
Other comprehensive income, net of tax	3.9	1.1
Comprehensive income	$22.5	$39.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18.6	$38.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	129.2	121.2
Deferred income taxes and other tax credits, net	2.6	0.9
Allowance for equity funds used during construction	(4.7)	(4.5)
Stock-based compensation expense	3.2	3.0
Regulatory assets	(6.4)	(14.8)
Regulatory liabilities	(3.3)	(2.7)
Other assets	(4.5)	(2.2)
Other liabilities	20.7	(6.4)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	36.7	43.4
Income taxes receivable	(0.8)	5.9
Fuel, materials and supplies inventories	9.6	(38.0)
Fuel recoveries	16.0	144.8
Other current assets	5.1	2.3
Accounts payable	(102.0)	(103.8)
Other current liabilities	(37.0)	(15.1)
Net cash provided from operating activities	83.0	172.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(226.9)	(286.0)
Cost of removal and other	(16.6)	(26.2)
Net cash used in investing activities	(243.5)	(312.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	444.7
Increase in short-term debt	256.5	—
Dividends paid on common stock	(85.9)	(83.6)
Proceeds (costs) from issuance of common stock	0.1	—
Cash paid for employee equity-based compensation	(6.1)	(2.3)
Net cash provided from financing activities	164.6	358.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	4.1	218.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	88.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.3	$307.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4.3	$0.2
Accounts receivable, less reserve of $2.3 and $2.2, respectively	181.6	208.8
Accrued unbilled revenues	63.2	72.7
Income taxes receivable	19.0	18.2
Fuel inventories	157.9	158.5
Materials and supplies, at average cost	245.3	254.3
Other	53.7	58.8
Total current assets	725.0	771.5
OTHER PROPERTY AND INVESTMENTS
Other	118.9	114.0
Total other property and investments	118.9	114.0
PROPERTY, PLANT AND EQUIPMENT
In service	15,743.0	15,588.2
Construction work in progress	599.0	522.2
Total property, plant and equipment	16,342.0	16,110.4
Less: accumulated depreciation	4,873.2	4,809.4
Net property, plant and equipment	11,468.8	11,301.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	576.6	577.6
Other	28.7	26.6
Total deferred charges and other assets	605.3	604.2
TOTAL ASSETS	$12,918.0	$12,790.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$755.7	$499.2
Accounts payable	211.9	276.4
Dividends payable	83.9	83.8
Customer deposits	105.6	103.5
Accrued taxes	29.0	47.6
Accrued interest	55.5	57.4
Accrued compensation	30.7	46.8
Long-term debt due within one year	79.4	—
Fuel clause over recoveries	36.5	20.5
Other	41.5	44.0
Total current liabilities	1,429.7	1,179.2
LONG-TERM DEBT	4,261.9	4,340.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	161.5	172.7
Deferred income taxes	1,318.4	1,300.8
Deferred investment tax credits	11.1	11.3
Regulatory liabilities	1,047.4	1,061.6
Other	242.7	213.0
Total deferred credits and other liabilities	2,781.1	2,759.4
Total liabilities	8,472.7	8,279.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,142.4	1,145.1
Retained earnings	3,306.2	3,373.7
Accumulated other comprehensive loss, net of tax	(3.3)	(7.2)
Total stockholders' equity	4,445.3	4,511.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,918.0	$12,790.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	200.3	$2.0	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	18.6	—	18.6
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9
Dividends declared on common stock ($0.4182 per share)	—	—	—	(86.1)	—	(86.1)
Stock-based compensation	0.2	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	200.5	$2.0	$1,140.4	$3,306.2	$(3.3)	$4,445.3

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	38.3	—	38.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.6)	—	(83.6)
Stock-based compensation	0.1	—	—	0.1	0.7	—	—	0.8
Balance at March 31, 2023	200.3	$2.0	—	$—	$1,133.2	$3,245.6	$(10.8)	$4,370.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$582.6	$544.6
Other revenues	14.2	12.6
Operating revenues	596.8	557.2
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	232.2	200.6
OPERATING EXPENSES
Other operation and maintenance	132.4	131.5
Depreciation and amortization	129.2	121.2
Taxes other than income	29.0	27.1
Operating expenses	290.6	279.8
OPERATING INCOME	74.0	76.8
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.7	4.5
Other net periodic benefit income	1.8	1.6
Other income	2.0	10.1
Other expense	(1.9)	(0.9)
Net other income	6.6	15.3
INTEREST EXPENSE
Interest on long-term debt	51.1	46.5
Allowance for borrowed funds used during construction	(3.4)	(2.1)
Interest on short-term debt and other interest charges	3.7	1.3
Interest expense	51.4	45.7
INCOME BEFORE TAXES	29.2	46.4
INCOME TAX EXPENSE	4.0	6.6
NET INCOME	$25.2	$39.8
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$25.2	$39.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25.2	$39.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	129.2	121.2
Deferred income taxes and other tax credits, net	4.2	(0.4)
Allowance for equity funds used during construction	(4.7)	(4.5)
Stock-based compensation expense	3.2	0.6
Regulatory assets	(6.4)	(14.8)
Regulatory liabilities	(3.3)	(2.7)
Other assets	(3.6)	(2.9)
Other liabilities	28.5	(2.8)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	36.7	43.9
Fuel, materials and supplies inventories	9.6	(38.0)
Fuel recoveries	16.0	144.8
Other current assets	1.6	3.1
Accounts payable	(85.7)	(87.4)
Income taxes payable - parent	(0.2)	6.9
Other current liabilities	(25.7)	(12.3)
Net cash provided from operating activities	124.6	194.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(226.9)	(286.0)
Cost of removal	(16.2)	(24.5)
Net cash used in investing activities	(243.1)	(310.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	76.0	(328.7)
Proceeds from long-term debt	—	444.7
Increase in short-term debt	46.6	—
Net cash provided from financing activities	122.6	116.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	4.1	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.3	$—

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4.3	$0.2
Accounts receivable, less reserve of $2.3 and $2.2, respectively	181.6	208.8
Accrued unbilled revenues	63.2	72.7
Fuel inventories	157.9	158.5
Materials and supplies, at average cost	245.3	254.3
Other	45.1	46.7
Total current assets	697.4	741.2
OTHER PROPERTY AND INVESTMENTS	8.0	4.6
PROPERTY, PLANT AND EQUIPMENT
In service	15,736.9	15,582.1
Construction work in progress	599.0	522.2
Total property, plant and equipment	16,335.9	16,104.3
Less: accumulated depreciation	4,873.2	4,809.4
Net property, plant and equipment	11,462.7	11,294.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	576.6	577.6
Other	26.4	24.3
Total deferred charges and other assets	603.0	601.9
TOTAL ASSETS	$12,771.1	$12,642.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2024	2023
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term debt	$46.6	$—
Accounts payable	180.3	228.5
Advances from parent	223.4	147.7
Customer deposits	105.6	103.5
Accrued taxes	28.7	47.2
Accrued interest	55.5	56.6
Accrued compensation	30.7	37.0
Long-term debt due within one year	79.4	—
Fuel clause over recoveries	36.5	20.5
Other	41.7	43.6
Total current liabilities	828.4	684.6
LONG-TERM DEBT	4,212.0	4,290.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	96.4	96.2
Deferred income taxes	1,358.7	1,340.8
Deferred investment tax credits	11.1	11.3
Regulatory liabilities	1,047.4	1,061.6
Other	214.0	182.8
Total deferred credits and other liabilities	2,727.6	2,692.7
Total liabilities	7,768.0	7,667.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,580.9	1,577.7
Retained earnings	3,422.2	3,397.0
Total stockholder's equity	5,003.1	4,974.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,771.1	$12,642.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	25.2	25.2
Stock-based compensation	—	—	3.2	—	3.2
Balance at March 31, 2024	40.4	$100.9	$1,480.0	$3,422.2	$5,003.1

Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	39.8	39.8
Stock-based compensation	—	—	0.6	—	0.6
Balance at March 31, 2023	40.4	$100.9	$1,474.3	$3,510.4	$5,085.6

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at March 31, 2024 and December 31, 2023, the results of the Registrants' operations for the three months ended March 31, 2024 and 2023 and the Registrants' cash flows for the three months ended March 31, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2024 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2023 Form 10-K.

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

	March 31,	December 31,
(In millions)	2024	2023
REGULATORY ASSETS
Current:
Oklahoma Energy Efficiency Rider under recoveries (A)	$1.7	$3.8
Other (A)	2.3	2.7
Total current regulatory assets	$4.0	$6.5
Non-current:
Oklahoma deferred storm expenses	$254.9	$261.1
Pension tracker	95.6	91.9
Benefit obligations regulatory asset	92.8	89.4
Arkansas Winter Storm Uri costs	69.2	71.0
Sooner Dry Scrubbers	17.0	17.2
Arkansas deferred pension expenses	12.4	12.7
Oklahoma SAP S/4 HANA deferred expenses	7.6	6.0
Unamortized loss on reacquired debt	7.0	7.2
COVID-19 impacts	6.4	6.8
Frontier Plant deferred expenses	3.2	3.6
Other	10.5	10.7
Total non-current regulatory assets	$576.6	$577.6
REGULATORY LIABILITIES
Current:
Oklahoma fuel clause over recoveries	$19.9	$15.6
Arkansas fuel clause over recoveries	16.6	4.9
SPP cost tracker over recoveries (B)	10.8	10.4
Other (B)	1.0	2.3
Total current regulatory liabilities	$48.3	$33.2
Non-current:
Income taxes refundable to customers, net	$823.9	$838.0
Accrued removal obligations, net	222.0	222.0
Other	1.5	1.6
Total non-current regulatory liabilities	$1,047.4	$1,061.6

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

Related Party Transactions

OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff and believes this method provides a reasonable basis for allocating common expenses. OGE Energy charged operating costs to OG&E of $37.6 million during the three months ended March 31, 2023. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2024 and 2023. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(12.9)	$5.7	$(7.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(0.1)	—
Regulatory classification of certain pension costs	3.9	—	3.9
Balance at March 31, 2024	$(8.9)	$5.6	$(3.3)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(18.5)	$6.6	$(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.1)	0.2
Settlement cost	0.9	—	0.9
Balance at March 31, 2023	$(17.3)	$6.5	$(10.8)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three months ended March 31, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended
	March 31,
(In millions)	2024	2023
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.3)	(A)
Prior service cost	(0.1)	(0.1)	(A)
Settlement cost	—	(1.1)	(A)
	(0.2)	(1.5)	Income Before Taxes
	(0.1)	(0.3)	Income Tax Expense
	$(0.1)	$(1.2)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$0.1	(A)
	0.1	0.1	Income Before Taxes
	—	—	Income Tax Expense
	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$—	$(1.1)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The Registrants updated the March 31, 2023 presentation of removal costs related to long-lived assets within the condensed statements of cash flows to reflect the classification in the Registrants' 2023 Form 10-K.

2. Accounting Pronouncements

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

	Three Months Ended March 31,
(In millions)	2024	2023
Residential	$221.4	$205.5
Commercial	148.8	132.3
Industrial	53.0	53.3
Oilfield	49.7	48.1
Public authorities and street light	51.0	45.1
System sales revenues	523.9	484.3
Provision for tax refund	—	1.4
Integrated market	15.0	12.7
Transmission	35.6	35.2
Other	8.1	11.0
Revenues from contracts with customers	$582.6	$544.6

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

The Registrants had no material financial instruments measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. The following table presents the carrying amount and fair value of the Registrants' financial instruments at March 31, 2024 and December 31, 2023, as well as the classification level within the fair value hierarchy.

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Term Loan	$49.9	$50.0	$49.9	$50.0	Level 2
OG&E Senior Notes	$4,146.8	$3,868.5	$4,146.0	$3,922.3	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$9.2	$7.0	$9.2	$7.1	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2024 and 2023 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2024	2023	2024	2023
Performance units	$2.2	$2.2	$2.2	$0.5
Restricted stock units	1.0	0.8	1.0	0.1
Total compensation expense	$3.2	$3.0	$3.2	$0.6
Income tax benefit	$0.8	$0.7	$0.8	$0.1

During the three months ended March 31, 2024, OGE Energy issued 255,578 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the three months ended March 31, 2024, OGE Energy granted 275,499 performance units (based on total shareholder return over a three-year period) and 148,345 restricted stock units (three-year cliff vesting period) to the Registrants' employees at $35.86 and $32.74 fair value per share, respectively. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

6. Income Taxes

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2020. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Oklahoma investment tax credits are also earned on investments at electric generating facilities which further reduce OG&E's effective tax rate.

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 4,900 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2024 and received proceeds of $0.2 million. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of March 31, 2024, there were 4,797,244 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Net income	$18.6	$38.3
Average common shares outstanding:
Basic average common shares outstanding	200.4	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.2	0.6
Diluted average common shares outstanding	200.6	200.8
Basic earnings per average common share	$0.09	$0.19
Diluted earnings per average common share	$0.09	$0.19
Anti-dilutive shares excluded from earnings per share calculation	—	—

8. Long-Term Debt

At March 31, 2024, the Registrants were in compliance with all of their debt agreements.

OGE Energy has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan and $50.0 million is considered a term loan. During the three months ended March 31, 2024, the interest rate for the $50.0 million drawn on the term loan under this credit agreement was 6.375 percent. For additional information related to this credit agreement, see Note 9.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
2.15%	-	4.85%	Garfield Industrial Authority, January 1, 2025	$47.0
1.90%	-	4.75%	Muskogee Industrial Authority, January 1, 2025	32.4
2.15%	-	4.85%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as Long-Term Debt or Long-Term Debt Due within One Year, as appropriate, in the condensed balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

9. Short-Term Debt and Credit Facilities

The Registrants borrow on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. OGE Energy also borrows under term credit agreements maturing in one year or less, as necessary. The following table presents information regarding the Registrants' revolving credit agreements at March 31, 2024.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$516.6	5.68%	(F)	December 18, 2028
OGE Energy (C)	50.0	—	—%	(F)	May 24, 2025
OG&E (D)(E)	550.0	239.5	5.64%	(F)	December 18, 2028
Total	$1,150.0	$756.1	5.68%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2024.
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2028. At March 31, 2024, there was $192.5 million in intercompany borrowings under this agreement.
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

10. Retirement Plans and Postretirement Benefit Plans

Net Periodic Benefit Cost

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the condensed financial statements. Service cost is presented within Other Operation and Maintenance Expense, and the remaining net periodic benefit cost components as listed in the following tables are presented within Other Net Periodic Benefit Income in the statements of income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Income in the statements of income.

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OGE Energy	March 31,		March 31,
(In millions)	2024	2023	2024	2023
Service cost	$1.4	$1.4	$0.2	$0.3
Interest cost	3.8	4.0	0.1	—
Expected return on plan assets	(3.7)	(4.0)	—	—
Amortization of net loss	1.7	2.2	—	—
Amortization of unrecognized prior service cost (A)	—	—	0.1	0.1
Settlement cost	—	18.2	—	—
Net periodic benefit cost	$3.2	$21.8	$0.4	$0.4
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OG&E	March 31,		March 31,
(In millions)	2024	2023	2024	2023
Service cost	$1.4	$1.1	$—	$—
Interest cost	3.3	3.1	—	—
Expected return on plan assets	(3.2)	(3.2)	—	—
Amortization of net loss	1.6	1.9	—	—
Settlement cost	—	17.2	—	—
Total net periodic benefit cost	3.1	20.1	—	—
Plus: Amount allocated from OGE Energy	—	1.6	0.4	0.4
Net periodic benefit cost	$3.1	$21.7	$0.4	$0.4

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three months ended March 31, 2024 and 2023, the Registrants recognized the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$3.3	$20.2
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$—	$16.7
Arkansas jurisdiction (A)	$—	$1.5
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2024	2023	2024	2023
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.3	1.0	1.0
Expected return on plan assets	(0.4)	(0.4)	(0.4)	(0.4)
Amortization of net gain	(0.1)	(0.1)	—	—
Total net periodic benefit cost	0.8	0.8	0.6	0.6
Plus: Amount allocated from OGE Energy	—	—	0.1	0.1
Net periodic benefit cost	$0.8	$0.8	$0.7	$0.7

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three months ended March 31, 2024 and 2023, the Registrants recognized the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.1	$1.1
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three months ended March 31, 2024 and 2023.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2024	2023	2024	2023
Capitalized portion of net periodic pension benefit cost	$—	$0.6	$0.6	$0.5
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$—	$—

Pension Plan Funding

In February 2024, OGE Energy made a $10.0 million contribution to its Pension Plan related to OG&E employees and has not determined whether it will need to make any additional contributions to the Pension Plan in 2024. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$596.8	$—	$—	$596.8
Fuel, purchased power and direct transmission expense	232.2	—	—	232.2
Other operation and maintenance	132.4	—	—	132.4
Depreciation and amortization	129.2	—	—	129.2
Taxes other than income	29.0	—	—	29.0
Operating income	74.0	—	—	74.0
Other income	6.6	1.5	(1.7)	6.4
Interest expense	51.4	10.5	(1.7)	60.2
Income tax expense (benefit)	4.0	(2.4)	—	1.6
Net income (loss)	$25.2	$(6.6)	$—	$18.6
Total assets	$12,771.1	$375.1	$(228.2)	$12,918.0

Three Months Ended March 31, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$557.2	$—	$—	$557.2
Fuel, purchased power and direct transmission expense	200.6	—	—	200.6
Other operation and maintenance	131.5	(1.1)	—	130.4
Depreciation and amortization	121.2	—	—	121.2
Taxes other than income	27.1	1.4	—	28.5
Operating income (loss)	76.8	(0.3)	—	76.5
Other income	15.3	4.5	(3.4)	16.4
Interest expense	45.7	5.5	(3.4)	47.8
Income tax expense	6.6	0.2	—	6.8
Net income (loss)	$39.8	$(1.5)	$—	$38.3
Total assets	$12,762.7	$587.1	$(559.5)	$12,790.3

12. Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to the financial statements included in the Registrants' 2023 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' material commitments and contingent liabilities.

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

13. Rate Matters and Regulation

Except as disclosed below, the circumstances set forth in Note 14 to the financial statements included in the Registrants' 2023 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

Integrated Resource Plans

OG&E has conducted technical conferences for stakeholder engagement on its draft triennial IRP and, on March 29, 2024, issued its final 2024 IRP to the OCC and APSC. This 2024 IRP identified capacity needs of 556, 431 and 1,096 MWs in 2026, 2027 and 2028, respectively. The IRP assumes that Horseshoe Lake unit 7 will be retired in 2024, Tinker units 5A and 5B will be retired in 2025, and Horseshoe Lake unit 8 will be retired in 2027. The IRP also provides that OG&E will issue requests for proposals, beginning in the second quarter of 2024, for resources to meet the capacity needs identified in the IRP while maintaining affordability and reliability for OG&E’s customers.

APSC Proceedings

2023 Formula Rate Plan Filing

In October 2023, OG&E filed its final evaluation report under its Formula Rate Plan, and on January 30, 2024, OG&E and the APSC Staff filed an uncontested joint settlement agreement, which included an annual electric revenue increase of $3.5 million. On March 7, 2024, the APSC issued a final order approving the uncontested settlement agreement, and new rates became effective April 1, 2024.

OCC Proceedings

2022 Oklahoma Fuel Prudency

In June 2023, the Public Utility Division Staff filed their application initiating the review of the 2022 fuel adjustment clause and prudence review. The OCC issued an order on April 11, 2024 finding that OG&E's 2022 fuel costs and generation operations were prudent.

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

APSC Proceedings

Capacity Power Purchase Agreement Cost Recovery

On October 4, 2023, OG&E filed an application at the APSC seeking approval of a methodology for recovery of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. On December 29, 2023, the Administrative Law Judge issued an order authorizing OG&E to defer to a regulatory asset its capacity costs associated with short-term power purchase agreements for 2023, along with a carrying charge at the commission-approved customer deposit interest rate. The order requires OG&E and the parties to address treatment for any expenses beyond the calendar year 2023. The parties have agreed to a procedural schedule that involves additional rounds of testimony and a hearing in August 2024.

Arkansas 2024 Generation Construction Notice Filing

On January 19, 2024, OG&E filed an application seeking APSC approval to begin construction of 96 megawatts of combustion turbines at Tinker Air Force Base. A public hearing is scheduled for June 25, 2024, and a decision is expected by the end of August 2024.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the court of appeals decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP filed a report on January 4, 2022 confirming that administering refunds would be complex and could take years unless the SPP is allowed to make certain simplifying assumptions. The SPP also urged that all pending complaint proceedings, including OG&E's complaint and three similar complaints against the SPP, be resolved before any refund process is ordered to begin. OG&E and other parties filed responses to the SPP report, and the matter remains pending at the FERC. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of March 31, 2024, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

In November 2022, the FERC issued an order denying OG&E's complaint against the SPP. It also issued orders granting the other three complaints against the SPP in part but awarded no relief. All four complainants timely sought rehearing of these orders. On June 27, 2023, the FERC made final its orders granting in part complaints filed against the SPP by OG&E and three other project sponsors (or groups thereof) on claims arising from the SPP’s failure to implement Attachment Z2 so that project sponsors could be paid as required under the tariff, but awarding no relief. OG&E and the other complainants have appealed to the U.S. Court of Appeals for the Eighth Circuit, where the matter was briefed and oral arguments were heard on March 14, 2024. It will likely be decided in the summer of 2024.

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

SPP Proceedings

Resource Capacity Accreditation

In July 2022, the SPP Board of Directors approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. On March 2, 2023, the FERC rejected the SPP’s proposed capacity accreditation methodology for wind and solar generators. Following the FERC’s rejection, the SPP began an extensive review of both the methodology proposed for thermal resources which had not yet been submitted to the FERC, and the accreditation methodology for wind and solar generators. These methodologies were reviewed and approved by both the Regional State Committee and the SPP Board of Directors in late October 2023 and were submitted to the FERC for approval on February 23, 2024. If approved by the FERC, both methodologies are expected to be effective in 2026 and may contribute to OG&E’s incremental capacity needs.

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

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities and encourage growth and a higher quality of life. OGE Energy's purpose comes with a balanced approach to multifaceted stewardship: keeping its employees (internally referred to as "members") safe, reducing its environmental impact, strengthening its diverse communities and ensuring its effective corporate governance. OGE Energy's business model is centered around growth and sustainability for members, communities and customers and the owners of OGE Energy, its shareholders. OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, investing in grid improvements and investments related to new generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities. Further discussion of OGE Energy's strategy can be found in its 2023 Form 10-K.

Recent Developments

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 13 within "Item 1. Financial Statements." OG&E filed an Oklahoma general rate review in December 2023 and submitted its final 2024 IRP for Oklahoma and Arkansas in March 2024.

Summary of OGE Energy Operating Results

Three Months Ended March 31, 2024 as compared to the Three Months Ended March 31, 2023

OGE Energy's net income was $18.6 million, or $0.09 per diluted share, during the three months ended March 31, 2024 as compared to $38.3 million, or $0.19 per diluted share, during the same period in 2023. The decrease in net income of $19.7 million, or $0.10 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $14.6 million, or $0.08 per diluted share of OGE Energy's common stock, was primarily due to lower net other income, higher depreciation and amortization expense as a result of additional assets being placed into service and higher interest expense related to the senior notes issuance in April 2023, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings), which was driven by load growth, and lower income tax expense.
•
An increase in net loss of other operations (holding company) of $5.1 million, or $0.02 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by increased short-term debt outstanding and lower net other income, partially offset by lower income tax expense.

2024 Outlook

OGE Energy's 2024 consolidated earnings guidance remains unchanged and is projected to be between $415 million to $439 million, or $2.06 to $2.18 per average diluted share, with a midpoint of $427 million, or $2.12 per average diluted share. OG&E is projected to earn approximately $447 million, or $2.22 per average diluted share. A loss of $20 million, or approximately $0.10 per average diluted share, is projected for other operations (primarily the holding company). The guidance assumes, among other things, approximately 201.5 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year over year basis. See OGE Energy's 2023 Form 10-K for other key factors and assumptions underlying its 2024 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three months ended March 31, 2024 as compared to the same period in 2023 and the Registrants' financial position at March 31, 2024. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
OGE Energy	March 31,
(In millions, except per share data)	2024	2023
Net income	$18.6	$38.3
Basic average common shares outstanding	200.4	200.2
Diluted average common shares outstanding	200.6	200.8
Basic earnings per average common share	$0.09	$0.19
Diluted earnings per average common share	$0.09	$0.19
Dividends declared per common share	$0.4182	$0.4141

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net income (loss):
OG&E (Electric Company)	$25.2	$39.8
Other operations (A)	(6.6)	(1.5)
OGE Energy net income	$18.6	$38.3
(A)
Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations.

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended
	March 31,
(Dollars in millions)	2024	2023
Operating revenues	$596.8	$557.2
Fuel, purchased power and direct transmission expense	232.2	200.6
Other operation and maintenance	132.4	131.5
Depreciation and amortization	129.2	121.2
Taxes other than income	29.0	27.1
Operating income	74.0	76.8
Allowance for equity funds used during construction	4.7	4.5
Other net periodic benefit income	1.8	1.6
Other income	2.0	10.1
Other expense	1.9	0.9
Interest expense	51.4	45.7
Income tax expense	4.0	6.6
Net income	$25.2	$39.8
Operating revenues by classification:
Residential	$228.1	$211.7
Commercial	153.4	136.2
Industrial	54.2	54.4
Oilfield	50.1	48.4
Public authorities and street light	52.3	46.2
System sales revenues	538.1	496.9
Provision for tax refund	—	1.4
Integrated market	15.0	12.7
Transmission	35.6	35.2
Other	8.1	11.0
Total operating revenues	$596.8	$557.2
MWh sales by classification (In millions)
Residential	2.3	2.2
Commercial	2.1	1.9
Industrial	1.0	1.0
Oilfield	1.1	1.1
Public authorities and street light	0.7	0.7
System sales	7.2	6.9
Integrated market	0.2	0.1
Total sales	7.4	7.0
Number of customers	899,871	890,413
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	3.483	4.234
Coal	3.100	3.380
Total fuel	3.238	3.789
Total fuel and purchased power	2.984	2.721
Degree days (A)
Heating - Actual	1,695	1,692
Heating - Normal	1,887	1,887
Cooling - Actual	12	6
Cooling - Normal	10	10
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

OG&E's net income decreased $14.6 million, or 36.7 percent, during the three months ended March 31, 2024 as compared to the same period in 2023. The following section discusses the primary drivers for the decrease in net income during the three months ended March 31, 2024, as compared to the same period in 2023.

Operating revenues increased $39.6 million, or 7.1 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$31.6
Non-residential demand and related revenues	4.9
Quantity impacts (includes weather)	3.1
New customer growth	2.8
Price variance	1.2
Wholesale transmission revenue	0.4
Other	(0.6)
Industrial and oilfield sales	(1.6)
Guaranteed Flat Bill program (B)	(2.2)
Change in operating revenues	$39.6
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $31.6 million, or 15.8 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel expense (A)	$12.3
Purchased power costs:
Purchases from SPP (B)	18.9
Wind	0.5
Other	0.3
Transmission expense	(0.4)
Change in fuel, purchased power and direct transmission expense	$31.6
(A)
Increased primarily due to an increase in MWhs generated related to the generating assets utilized during the three months ended March 31, 2024.
(B)
Increased primarily due to higher market prices during the three months ended March 31, 2024.

Other operation and maintenance expense increased $0.9 million, or 0.7 percent, primarily due to an increase in various costs such as payroll and benefits, net of capitalized labor, partially offset by the timing of vegetation management activities.

Depreciation and amortization expense increased $8.0 million, or 6.6 percent, primarily due to additional assets being placed into service and increased amortization of the regulatory assets related to storms and deferred taxes.

Net other income decreased $8.7 million, or 56.9 percent, primarily due to the carrying charge for the higher fuel under recovery balance in 2023.

Interest expense increased $5.7 million, or 12.5 percent, primarily due to higher interest on long-term debt driven by the $350.0 million senior notes issuance in April 2023 and OG&E's growing asset base.

Income tax expense decreased $2.6 million, or 39.4 percent, primarily related to lower pretax income and additional amortization of unfunded deferred taxes, partially offset by decreased state tax credit generation.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Three Months Ended
	March 31,		2024 vs. 2023
(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided from operating activities (A)	$83.0	$172.3	$(89.3)	(51.8)%
Net cash used in investing activities (B)	$(243.5)	$(312.2)	$68.7	(22.0)%
Net cash provided from financing activities (C)	$164.6	$358.8	$(194.2)	(54.1)%
(A)
Changed primarily due to decreased fuel recoveries from customers.
(B)
Changed primarily due to timing of power delivery projects.
(C)
Changed primarily due to decreased proceeds from long-term debt reflective of the debt issuance in January 2023, partially offset by an increase in short-term debt.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at March 31, 2024 compared to December 31, 2023.

Accounts Receivable and Accrued Unbilled Revenues decreased $36.7 million, or 13.0 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower seasonal usage in March 2024 as compared to December 2023.

Short-Term Debt increased $256.5 million, or 51.4 percent, primarily due to increased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $64.5 million, or 23.3 percent, primarily due to the timing of vendor payments and a decrease in fuel and purchased power payables.

Accrued Taxes decreased $18.6 million, or 39.1 percent, primarily due to timing of ad valorem tax payments.

Accrued Compensation decreased $16.1 million, or 34.4 percent, primarily due to 2023 incentive compensation payouts that occurred in the first quarter of 2024.

Long-Term Debt due within One Year increased $79.4 million, due to the reclassification of industrial authority bonds that are scheduled to mature in January 2025.

Fuel Clause Over Recoveries increased $16.0 million, or 78.0 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Future Material Cash Requirements

OGE Energy's primary, material cash requirements are related to acquiring or constructing new facilities and replacing or expanding existing facilities at OG&E. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under recoveries and other general corporate purposes. Further, working capital requirements can be seasonal. OGE Energy generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper) and permanent financings. OGE Energy believes its cash flows from operations, existing borrowing capacity, and access to debt and equity capital markets, as needed, should be sufficient to satisfy material cash requirements over the short-term and long-term.

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2024 through 2028 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2023 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2023 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. OG&E intends to issue requests for proposals for resources to satisfy the new generation capacity needs identified in OG&E's 2024 IRP. OG&E also intends to file for approval of generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt, proceeds from the sales of common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan, or other offerings will be adequate over the short-term and the long-term to meet anticipated cash needs and to fund future growth opportunities. OGE Energy utilizes short-term borrowings (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements and term credit agreements maturing in one year or less.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $100.0 million floating rate unsecured three-year credit agreement, of which $50.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at March 31, 2024.

(Dollars in millions)	March 31, 2024
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$393.9
Balance of cash and cash equivalents	$4.3

The following table presents information about OGE Energy's total short-term debt activity for the three months ended March 31, 2024.

(Dollars in millions)	Three Months Ended March 31, 2024
Average balance of short-term debt	$640.0
Weighted-average interest rate of average balance of short-term debt	5.70%
Maximum month-end balance of short-term debt	$755.7

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

Expected Issuance of Long-Term Debt

OGE Energy expects to issue up to $350 million of long-term debt in the second quarter of 2024, and OG&E expects to issue $300 million to $350 million of long-term debt in the second half of 2024. The proceeds will be used to help fund general operating needs.

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

In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, and regulatory assets and liabilities. The selection, application and disclosure of the critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2023 Form 10-K.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General and other parties, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP; the stay was granted on July 27, 2023. On February 27, 2024, the Tenth Circuit issued a decision to transfer venue to the U.S. Court of Appeals for the District of Columbia and vacated oral argument originally scheduled for March 21, 2024 but did not vacate the stay it granted. On March 28, 2024, the Oklahoma Attorney General, on behalf of the parties noted above, petitioned the Supreme Court to review the Tenth Circuit’s decision to transfer the SIP disapproval cases to the D.C. Circuit, and on April 24, 2024, the D.C. Circuit ordered that the cases be held in abeyance pending action by the Supreme Court. The timing of a Supreme Court decision or when oral argument will take place at the D.C. Circuit is unknown.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOX emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOX emissions budget for electric generating units, including OG&E's units, which began in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s preliminary analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. On July 7, 2023, the Attorney General of Oklahoma and other petitioners filed a motion in the Tenth Circuit Court to stay the EPA's final FIP for Oklahoma. On July 31, 2023, the petitioners filed a joint, unopposed motion requesting that the court abate further proceedings pending resolution of the Utah and Oklahoma SIP disapproval challenges, and the court granted this motion on August 2, 2023. The petitioners will be required to notify the court within five days after the SIP disapproval challenge is resolved. The FIP became effective August 4, 2023; however, as long as the stay of the EPA's disapproval of the Oklahoma SIP discussed above remains in place, the EPA may not enforce the Good Neighbor FIP. In an interim final rule published in the Federal Register on September 29, 2023, the EPA stayed the Good Neighbor Plan's requirements for emissions sources in Oklahoma. In addition, in October 2023, several state and industry petitioners filed emergency applications for a stay of the EPA’s Good Neighbor FIP in the U.S. Supreme Court. Oral argument to decide whether to grant these applications was heard on February 21, 2024.

In light of the issuance of the FIP, OG&E has been evaluating various control strategies to reduce emissions at its generating units, which can range from some combination of purchase of emission allowances, installation of selective catalytic reduction controls, conversion of coal-fired units to gas-fired units or retirement and replacement of capacity. OG&E submitted its final 2024 IRP to the OCC and APSC on March 29, 2024. The IRP evaluates various potential compliance options related to the EPA's Good Neighbor FIP. Due to the uncertainty relating to the disapproval of the SIP and implementation of the FIP, OG&E cannot determine the cost to comply with certainty, as such costs are dependent upon the timing and outcome of the litigation discussed above, the particular control strategies ultimately selected for each unit, the terms and timing of regulatory approvals required from the OCC and the time period necessary to complete the projects. However, OG&E preliminarily estimates that the cost of compliance with the FIP as issued could be approximately $2.4 billion to $2.8 billion in total, including $100 million to $300 million over the 12- to 18-month period following effectiveness of the FIP. OG&E expects that it would seek recovery of any necessary environmental expenditures to handle state and federally mandated environmental upgrades, but there is no guarantee that all of such expenditures will be approved for recovery or will be approved for recovery on a timely basis.

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

Regional Haze

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ submitted a revised SIP to the EPA on August 12, 2022. On March 29, 2024, the EPA published in the Federal Register a proposed consent decree for public comment which would require the EPA to propose action on the Oklahoma SIP by December 15, 2025 and take final action by December 31, 2026. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

Mercury and Air Toxics Standards

On April 24, 2023, the EPA published in the Federal Register a proposed rule, National Emission Standards for Hazardous Air Pollutants: Coal- and Oil-Fired Electric Utility Steam Generating Units - Review of the Residual Risk and Technology Review. The proposal contains the results of the EPA’s review of the May 2020 risk and technology review for the Mercury and Air Toxics Standards and proposes changes to certain emission standards and compliance measures. On April 25, 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation. OG&E is currently reviewing the new rule; however, it is unknown what potential material impacts, if any, will be from the final action by the EPA.

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

On April 25, 2024, the EPA released the final greenhouse gas regulations, which OG&E is currently reviewing. As previously indicated by the EPA, the finalized version of these regulations does not address existing fossil fuel-fired stationary combustion turbines. On March 26, 2024, the EPA opened a non-rulemaking regulatory docket initiating a separate rulemaking and seeking public input for 60 days on the EPA's efforts to reduce emissions from such existing combustion turbines. It is unknown what the outcome, or any potential material impacts, if any, will be from the final action by the EPA.

As a member of the SPP Integrated Marketplace, OG&E customers have access to clean energy resources while maintaining reliability and affordability. With respect to its calendar year 2023 direct emissions, compared to 2005 levels, OG&E has reduced carbon dioxide emissions by over 60 percent, emissions of ozone-forming NOX have been reduced by approximately 80 percent, and emissions of sulfur dioxide have been reduced by approximately 95 percent. Direct emission reductions are due to factors such as OG&E’s conversion of certain coal units to natural gas units, its participation in the SPP integrated market, and its active engagement with customers in OG&E’s SmartHours and Load Reduction Programs which helps reduce the amount of generation required to serve peak demand. OG&E is also planning to deploy more renewable energy sources that do not emit greenhouse gases. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. On April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization wastewater and bottom ash transport water. On August 3, 2021, the EPA published notice in the Federal Register that it will undertake a supplemental rulemaking to revise the effluent limitation guidelines rule after completing its review of the October 2020 rule. On March 29, 2023, the EPA published a proposed rule to revise the effluent limitation guidelines for flue gas desulfurization wastewater, bottom ash transport water and combustion residual leachate. The proposed rule would prohibit any discharge from bottom ash transport water systems and has a compliance date of December 31, 2029. On April 25, 2024, the EPA released the final supplemental effluent limitations guidelines rule, which OG&E is currently reviewing. OG&E has begun installation of dry bottom ash handling technology, which will comply with the final rule by the compliance date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Registrants from those discussed in the Registrants' 2023 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2023 Form 10-K for a description of certain legal proceedings presently pending. Except as described in Notes 12 and 13 within "Part I - Item 1. Financial Statements," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2023 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

April 30, 2024