Form 10-Q
period 2024-06-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2024-08-07
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 30, 2024, there were 200,867,263 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At June 30, 2024, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$644.1	$589.2	$1,226.7	$1,133.8
Other revenues	18.5	15.8	32.7	28.4
Operating revenues	662.6	605.0	1,259.4	1,162.2
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	193.9	181.8	426.1	382.4
OPERATING EXPENSES
Other operation and maintenance	130.4	128.3	262.8	258.7
Depreciation and amortization	135.5	124.1	264.7	245.3
Taxes other than income	26.9	24.4	55.9	52.9
Operating expenses	292.8	276.8	583.4	556.9
OPERATING INCOME	175.9	146.4	249.9	222.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.6	5.1	11.3	9.6
Other net periodic benefit income	1.6	1.1	3.3	2.6
Other income	8.9	12.7	13.4	29.6
Other expense	(6.6)	(4.4)	(11.1)	(10.9)
Net other income	10.5	14.5	16.9	30.9
INTEREST EXPENSE
Interest on long-term debt	54.9	52.9	106.9	101.0
Allowance for borrowed funds used during construction	(3.4)	(1.3)	(6.8)	(3.4)
Interest on short-term debt and other interest charges	13.4	6.1	25.0	7.9
Interest expense	64.9	57.7	125.1	105.5
INCOME BEFORE TAXES	121.5	103.2	141.7	148.3
INCOME TAX EXPENSE	19.2	14.8	20.8	21.6
NET INCOME	$102.3	$88.4	$120.9	$126.7
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.8	200.3	200.6	200.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	201.4	200.8	201.0	200.8
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.51	$0.44	$0.60	$0.63
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.51	$0.44	$0.60	$0.63

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net income	$102.3	$88.4	$120.9	$126.7
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	0.1	0.1
Amortization of deferred net loss, net of tax of $0.0, $0.0, $0.1 and $0.1, respectively	0.1	0.3	0.1	0.5
Regulatory classification of certain pension costs, net of tax of $0.0, $0.0, $1.2 and $0.0, respectively	—	—	3.9	—
Settlement cost, net of tax of $0.0, $0.1, $0.0 and $0.3, respectively	—	0.2	—	1.1
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	0.1	0.5	4.0	1.6
Comprehensive income	$102.4	$88.9	$124.9	$128.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120.9	$126.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	264.7	245.3
Deferred income taxes and other tax credits, net	7.9	1.2
Allowance for equity funds used during construction	(11.3)	(9.6)
Stock-based compensation expense	6.5	6.3
Regulatory assets	(29.5)	(65.9)
Regulatory liabilities	(5.5)	(5.7)
Other assets	(5.3)	(2.2)
Other liabilities	42.8	2.3
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(47.5)	(32.0)
Income taxes receivable	11.6	13.9
Fuel, materials and supplies inventories	29.1	(44.4)
Fuel recoveries	9.3	316.6
Other current assets	(8.7)	47.6
Accounts payable	(48.4)	(111.8)
Other current liabilities	(0.5)	17.9
Net cash provided from operating activities	336.1	506.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(550.2)	(580.6)
Cost of removal and other	(39.4)	(51.4)
Net cash used in investing activities	(589.6)	(632.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	356.5	788.8
Payment of long-term debt	(0.1)	(1,000.1)
Increase (decrease) in short-term debt	(137.9)	418.1
Increase in long-term borrowings under revolver	200.0	—
Dividends paid on common stock	(169.9)	(166.5)
Proceeds (costs) from issuance of common stock	10.9	—
Cash paid for employee equity-based compensation	(6.1)	(2.3)
Net cash provided from financing activities	253.4	38.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.1)	(87.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	88.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.1	$0.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.1	$0.2
Accounts receivable, less reserve of $1.5 and $2.2, respectively	220.1	208.8
Accrued unbilled revenues	108.9	72.7
Income taxes receivable	6.6	18.2
Fuel inventories	145.5	158.5
Materials and supplies, at average cost	238.6	254.3
Other	67.5	58.8
Total current assets	787.3	771.5
OTHER PROPERTY AND INVESTMENTS
Other	119.7	114.0
Total other property and investments	119.7	114.0
PROPERTY, PLANT AND EQUIPMENT
In service	15,910.7	15,588.2
Construction work in progress	689.1	522.2
Total property, plant and equipment	16,599.8	16,110.4
Less: accumulated depreciation	4,912.5	4,809.4
Net property, plant and equipment	11,687.3	11,301.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	586.2	577.6
Other	31.3	26.6
Total deferred charges and other assets	617.5	604.2
TOTAL ASSETS	$13,211.8	$12,790.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$361.3	$499.2
Accounts payable	256.8	276.4
Dividends payable	84.0	83.8
Customer deposits	107.8	103.5
Accrued taxes	49.2	47.6
Accrued interest	60.3	57.4
Accrued compensation	39.7	46.8
Long-term debt due within one year	79.4	—
Fuel clause over recoveries	29.8	20.5
Other	41.4	44.0
Total current liabilities	1,109.7	1,179.2
LONG-TERM DEBT	4,821.8	4,340.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	163.5	172.7
Deferred income taxes	1,335.3	1,300.8
Deferred investment tax credits	10.9	11.3
Regulatory liabilities	1,030.5	1,061.6
Other	262.4	213.0
Total deferred credits and other liabilities	2,802.6	2,759.4
Total liabilities	8,734.1	8,279.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,156.5	1,145.1
Retained earnings	3,324.4	3,373.7
Accumulated other comprehensive loss, net of tax	(3.2)	(7.2)
Total stockholders' equity	4,477.7	4,511.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,211.8	$12,790.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	200.3	$2.0	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	18.6	—	18.6
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9
Dividends declared on common stock ($0.4182 per share)	—	—	—	(86.1)	—	(86.1)
Stock-based compensation	0.2	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	200.5	$2.0	$1,140.4	$3,306.2	$(3.3)	$4,445.3
Net income	—	—	—	102.3	—	102.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.4182 per share)	—	—	—	(84.1)	—	(84.1)
Issuance of common stock	0.4	—	10.9	—	—	10.9
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at June 30, 2024	200.9	$2.0	$1,154.5	$3,324.4	$(3.2)	$4,477.7

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	38.3	—	38.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.6)	—	(83.6)
Stock-based compensation	0.1	—	—	0.1	0.7	—	—	0.8
Balance at March 31, 2023	200.3	$2.0	—	$—	$1,133.2	$3,245.6	$(10.8)	$4,370.0
Net income	—	—	—	—	—	88.4	—	88.4
Other comprehensive income, net of tax	—	—	—	—	—	—	0.5	0.5
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.0)	—	(83.0)
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Balance at June 30, 2023	200.3	$2.0	—	$—	$1,136.4	$3,251.0	$(10.3)	$4,379.1

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$644.1	$589.2	$1,226.7	$1,133.8
Other revenues	18.5	15.8	32.7	28.4
Operating revenues	662.6	605.0	1,259.4	1,162.2
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	193.9	181.8	426.1	382.4
OPERATING EXPENSES
Other operation and maintenance	130.2	128.6	262.6	260.1
Depreciation and amortization	135.5	124.1	264.7	245.3
Taxes other than income	26.9	23.5	55.9	50.6
Operating expenses	292.6	276.2	583.2	556.0
OPERATING INCOME	176.1	147.0	250.1	223.8
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.6	5.1	11.3	9.6
Other net periodic benefit income	1.8	1.6	3.6	3.2
Other income	3.2	8.3	5.2	18.4
Other expense	(1.4)	(1.8)	(3.3)	(2.7)
Net other income	10.2	13.2	16.8	28.5
INTEREST EXPENSE
Interest on long-term debt	51.3	51.6	102.4	98.1
Allowance for borrowed funds used during construction	(3.4)	(1.3)	(6.8)	(3.4)
Interest on short-term debt and other interest charges	7.0	1.8	10.7	3.1
Interest expense	54.9	52.1	106.3	97.8
INCOME BEFORE TAXES	131.4	108.1	160.6	154.5
INCOME TAX EXPENSE	22.1	16.2	26.1	22.8
NET INCOME	$109.3	$91.9	$134.5	$131.7
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$109.3	$91.9	$134.5	$131.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134.5	$131.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	264.7	245.3
Deferred income taxes and other tax credits, net	8.8	(0.4)
Allowance for equity funds used during construction	(11.3)	(9.6)
Stock-based compensation expense	6.5	1.5
Regulatory assets	(29.5)	(65.9)
Regulatory liabilities	(5.5)	(5.7)
Other assets	(1.7)	(2.0)
Other liabilities	47.9	4.3
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(46.7)	(32.6)
Fuel, materials and supplies inventories	29.1	(44.4)
Fuel recoveries	9.3	316.6
Other current assets	(12.9)	51.5
Accounts payable	(29.2)	(97.4)
Income taxes payable - parent	17.2	17.9
Other current liabilities	5.7	24.7
Net cash provided from operating activities	386.9	535.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(550.2)	(580.6)
Cost of removal	(37.4)	(49.3)
Net cash used in investing activities	(587.6)	(629.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	0.7	55.9
Proceeds from long-term debt	—	788.8
Payment of long-term debt	(0.1)	(500.1)
Increase in long-term borrowings under revolver	200.0	—
Dividends paid on common stock	—	(250.0)
Net cash provided from financing activities	200.6	94.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.1)	0.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.1	$0.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.1	$0.2
Accounts receivable, less reserve of $1.5 and $2.2, respectively	219.3	208.8
Accrued unbilled revenues	108.9	72.7
Fuel inventories	145.5	158.5
Materials and supplies, at average cost	238.6	254.3
Other	59.6	46.7
Total current assets	772.0	741.2
OTHER PROPERTY AND INVESTMENTS	4.5	4.6
PROPERTY, PLANT AND EQUIPMENT
In service	15,904.6	15,582.1
Construction work in progress	689.1	522.2
Total property, plant and equipment	16,593.7	16,104.3
Less: accumulated depreciation	4,912.5	4,809.4
Net property, plant and equipment	11,681.2	11,294.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	586.2	577.6
Other	29.2	24.3
Total deferred charges and other assets	615.4	601.9
TOTAL ASSETS	$13,073.1	$12,642.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2024	2023
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$228.1	$228.5
Advances from parent	165.5	147.7
Customer deposits	107.8	103.5
Accrued taxes	47.3	47.2
Accrued interest	57.4	56.6
Accrued compensation	39.7	37.0
Long-term debt due within one year	79.4	—
Fuel clause over recoveries	29.8	20.5
Other	41.3	43.6
Total current liabilities	796.3	684.6
LONG-TERM DEBT	4,415.3	4,290.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	97.3	96.2
Deferred income taxes	1,374.9	1,340.8
Deferred investment tax credits	10.9	11.3
Regulatory liabilities	1,030.5	1,061.6
Other	232.1	182.8
Total deferred credits and other liabilities	2,745.7	2,692.7
Total liabilities	7,957.3	7,667.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,584.3	1,577.7
Retained earnings	3,531.5	3,397.0
Total stockholder's equity	5,115.8	4,974.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,073.1	$12,642.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	25.2	25.2
Stock-based compensation	—	—	3.2	—	3.2
Balance at March 31, 2024	40.4	$100.9	$1,480.0	$3,422.2	$5,003.1
Net income	—	—	—	109.3	109.3
Stock-based compensation	—	—	3.4	—	3.4
Balance at June 30, 2024	40.4	$100.9	$1,483.4	$3,531.5	$5,115.8

Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	39.8	39.8
Stock-based compensation	—	—	0.6	—	0.6
Balance at March 31, 2023	40.4	$100.9	$1,474.3	$3,510.4	$5,085.6
Net income	—	—	—	91.9	91.9
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.9	—	0.9
Balance at June 30, 2023	40.4	$100.9	$1,475.2	$3,352.3	$4,928.4

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at June 30, 2024 and December 31, 2023, the results of the Registrants' operations for the three and six months ended June 30, 2024 and 2023 and the Registrants' cash flows for the six months ended June 30, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2024 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2023 Form 10-K.

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

	June 30,	December 31,
(In millions)	2024	2023
REGULATORY ASSETS
Current:
Oklahoma Energy Efficiency Rider under recoveries (A)	$5.7	$3.8
Other (A)	5.2	2.7
Total current regulatory assets	$10.9	$6.5
Non-current:
Oklahoma deferred storm expenses	$262.3	$261.1
Pension tracker	98.6	91.9
Benefit obligations regulatory asset	91.4	89.4
Arkansas Winter Storm Uri costs	67.5	71.0
Sooner Dry Scrubbers	16.8	17.2
Arkansas deferred pension expenses	11.9	12.7
Oklahoma SAP S/4 HANA deferred expenses	10.9	6.0
Unamortized loss on reacquired debt	6.8	7.2
COVID-19 impacts	6.0	6.8
Frontier Plant deferred expenses	2.9	3.6
Other	11.1	10.7
Total non-current regulatory assets	$586.2	$577.6
REGULATORY LIABILITIES
Current:
Arkansas fuel clause over recoveries	$18.7	$4.9
Oklahoma fuel clause over recoveries	11.1	15.6
SPP cost tracker over recoveries (B)	7.2	10.4
Other (B)	0.6	2.3
Total current regulatory liabilities	$37.6	$33.2
Non-current:
Income taxes refundable to customers, net	$811.3	$838.0
Accrued removal obligations, net	217.4	222.0
Other	1.8	1.6
Total non-current regulatory liabilities	$1,030.5	$1,061.6

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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the condensed balance sheets and is included in Other Operation and Maintenance Expense in the condensed statements of income.

New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed or when certain requirements are met. New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC. The payment behavior of all existing customers is continuously monitored, and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Related Party Transactions

OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff and believes this method provides a reasonable basis for allocating common expenses. OGE Energy charged operating costs to OG&E of $35.8 million and $73.4 million during the three and six months ended June 30, 2023, respectively. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the six months ended June 30, 2024 and 2023. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(12.9)	$5.7	$(7.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(0.1)	0.1
Regulatory classification of certain pension costs	3.9	—	3.9
Balance at June 30, 2024	$(8.8)	$5.6	$(3.2)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(18.5)	$6.6	$(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.6	(0.1)	0.5
Settlement cost	1.1	—	1.1
Balance at June 30, 2023	$(16.8)	$6.5	$(10.3)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and six months ended June 30, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.3)	$(0.2)	$(0.6)	(A)
Prior service cost	—	—	(0.1)	(0.1)	(A)
Settlement cost	—	(0.3)	—	(1.4)	(A)
	(0.1)	(0.6)	(0.3)	(2.1)	Income Before Taxes
	—	(0.1)	(0.1)	(0.4)	Income Tax Expense
	$(0.1)	$(0.5)	$(0.2)	$(1.7)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$—	$—	$0.1	$0.1	(A)
	—	—	0.1	0.1	Income Before Taxes
	—	—	—	—	Income Tax Expense
	$—	$—	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.1)	$(0.5)	$(0.1)	$(1.6)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The Registrants updated the June 30, 2023 presentation of removal costs related to long-lived assets within the condensed statements of cash flows to reflect the classification in the Registrants' 2023 Form 10-K.

2. Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Registrants are currently evaluating the impact of adopting this standard on their financial statement disclosures.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update require public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Further, the amendments require entities to disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective January 1, 2025, and early adoption is permitted. The Registrants are currently evaluating the impact of adopting this standard on their financial statement disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Residential	$239.0	$216.3	$460.4	$421.8
Commercial	177.6	152.7	326.4	285.0
Industrial	55.2	53.7	108.2	107.0
Oilfield	47.6	47.4	97.3	95.5
Public authorities and street light	57.7	52.5	108.7	97.6
System sales revenues	577.1	522.6	1,101.0	1,006.9
Provision for tax refund	—	0.6	—	2.0
Integrated market	17.1	18.8	32.1	31.5
Transmission	42.5	36.1	78.1	71.3
Other	7.4	11.1	15.5	22.1
Revenues from contracts with customers	$644.1	$589.2	$1,226.7	$1,133.8

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

The Registrants had no financial instruments measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. The following table presents the carrying amount and fair value of the Registrants' financial instruments at June 30, 2024 and December 31, 2023, as well as the classification level within the fair value hierarchy.

	June 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$346.8	$352.7	$—	$—	Level 2
OGE Energy Term Loan	$59.7	$60.0	$49.9	$50.0	Level 2
OG&E Senior Notes	$4,147.6	$3,831.3	$4,146.0	$3,922.3	Level 2
OG&E Revolving Credit Facility	$200.0	$200.0	$—	$—	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt (A)	$11.7	$9.3	$9.2	$7.1	Level 3

(A) In June 2024, OG&E purchased additional distribution assets at Tinker Air Force Base for $2.6 million, which was a non-cash investing and financing activity.

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and six months ended June 30, 2024 and 2023 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Performance units	$2.2	$2.3	$4.4	$4.5	$2.2	$0.6	$4.4	$1.1
Restricted stock units	1.1	1.0	2.1	1.8	1.1	0.3	2.1	0.4
Total compensation expense	$3.3	$3.3	$6.5	$6.3	$3.3	$0.9	$6.5	$1.5
Income tax benefit	$0.8	$0.8	$1.6	$1.5	$0.8	$0.2	$1.6	$0.3

During the six months ended June 30, 2024, OGE Energy issued 255,578 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the six months ended June 30, 2024, OGE Energy granted 275,499 performance units (based on total shareholder return over a three-year period) and 148,345 restricted stock units (three-year cliff vesting period) to the Registrants' employees at $35.86 and $32.74 fair value per share, respectively. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 319,421 and 324,321 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and six months ended June 30, 2024 and received proceeds of $10.8 million and $11.0 million, respectively. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock

Purchase Plan to fund capital requirements or working capital needs. As of June 30, 2024, there were 4,477,823 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$102.3	$88.4	$120.9	$126.7
Average common shares outstanding:
Basic average common shares outstanding	200.8	200.3	200.6	200.3
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.5	0.4	0.5
Diluted average common shares outstanding	201.4	200.8	201.0	200.8
Basic earnings per average common share	$0.51	$0.44	$0.60	$0.63
Diluted earnings per average common share	$0.51	$0.44	$0.60	$0.63
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8. Long-Term Debt

At June 30, 2024, the Registrants were in compliance with all of their debt agreements.

In June 2024, OGE Energy entered into a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan and $60.0 million is considered a term loan. At June 30, 2024, OGE Energy had drawn $60.0 million on the term loan under this credit agreement at a weighted-average interest rate of 6.42 percent. For additional information related to this credit agreement, see Note 9.

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

Issuance of Long-Term Debt

On May 9, 2024, OGE Energy issued $350.0 million of 5.45 percent senior notes due May 15, 2029. The proceeds from this issuance were added to OGE Energy's general funds to be used for general corporate purposes and to repay short-term debt.

9. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. The following table presents information regarding the Registrants' revolving credit agreements at June 30, 2024.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$361.3	5.64%	(F)	December 18, 2028
OGE Energy (C)	60.0	—	—%	(F)	May 24, 2027
OG&E (D)(E)	550.0	200.4	6.42%	(F)	December 18, 2028
Total	$1,160.0	$561.7	5.92%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2024.
(B)
This bank facility is available to back up OGE Energy's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility.
(C)
OGE Energy has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan, which is included in the table above, and $60.0 million is considered a term loan. The credit agreement, under certain circumstances, may be increased to a maximum commitment limit of $155.0 million and includes a maximum leverage ratio of 0.70 to 1.0. The other covenants under this credit agreement are substantially the same as OGE Energy's existing $550.0 million revolving credit agreement.
(D)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2024, there was $200.0 million in outstanding borrowings at a weighted-average interest rate of 6.42 percent under the revolving credit facility, which was classified as Long-Term Debt in the Registrants' condensed balance sheet.
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2028. At June 30, 2024, there was $116.9 million in intercompany borrowings under this agreement.
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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1.3	$1.3	$2.7	$2.7	$0.3	$0.2	$0.5	$0.5
Interest cost	4.0	3.9	7.8	7.9	0.1	0.1	0.2	0.1
Expected return on plan assets	(4.5)	(4.2)	(8.2)	(8.2)	—	—	—	—
Amortization of net loss	1.5	2.0	3.2	4.2	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	0.1	0.1	0.2
Settlement cost	—	1.2	—	19.4	—	—	—	—
Net periodic benefit cost	$2.3	$4.2	$5.5	$26.0	$0.4	$0.4	$0.8	$0.8
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
OG&E	June 30,		June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1.3	$1.1	$2.7	$2.2	$0.1	$—	$0.1	$—
Interest cost	3.4	3.2	6.7	6.3	—	—	—	—
Expected return on plan assets	(3.8)	(3.3)	(7.0)	(6.5)	—	—	—	—
Amortization of net loss	1.5	1.7	3.1	3.6	—	—	—	—
Settlement cost	—	0.8	—	18.0	—	—	—	—
Total net periodic benefit cost	2.4	3.5	5.5	23.6	0.1	—	0.1	—
Plus: Amount allocated from OGE Energy	—	0.4	—	2.0	0.3	0.3	0.7	0.7
Net periodic benefit cost	$2.4	$3.9	$5.5	$25.6	$0.4	$0.3	$0.8	$0.7

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and six months ended June 30, 2024 and 2023, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$2.6	$3.9	$5.9	$24.1
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$—	$0.8	$—	$17.5
Arkansas jurisdiction (A)	$—	$0.1	$—	$1.6
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1.3	1.3	2.6	2.6	1.0	1.0	2.0	2.0
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)	(0.3)	(0.4)	(0.7)	(0.8)
Amortization of net gain	—	—	(0.1)	(0.1)	—	—	—	—
Total net periodic benefit cost	0.9	0.9	1.7	1.7	0.7	0.6	1.3	1.2
Plus: Amount allocated from OGE Energy					0.1	0.2	0.2	0.3
Net periodic benefit cost	$0.9	$0.9	$1.7	$1.7	$0.8	$0.8	$1.5	$1.5

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three and six months ended June 30, 2024 and 2023, the Registrants recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.1	$1.1	$2.2	$2.2
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and six months ended June 30, 2024 and 2023.

	OGE Energy				OG&E
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Capitalized portion of net periodic pension benefit cost	$0.5	$0.5	$1.1	$1.1	$0.5	$0.5	$1.1	$1.0
Capitalized portion of net periodic postretirement benefit cost	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1

Pension Plan Funding

In February 2024, OGE Energy made a $10.0 million contribution to its Pension Plan related to OG&E employees and does not expect to make any additional contributions to the Pension Plan in 2024. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$662.6	$—	$—	$662.6
Fuel, purchased power and direct transmission expense	193.9	—	—	193.9
Other operation and maintenance	130.2	0.2	—	130.4
Depreciation and amortization	135.5	—	—	135.5
Taxes other than income	26.9	—	—	26.9
Operating income (loss)	176.1	(0.2)	—	175.9
Other income	10.2	1.7	(1.4)	10.5
Interest expense	54.9	11.4	(1.4)	64.9
Income tax expense (benefit)	22.1	(2.9)	—	19.2
Net income (loss)	$109.3	$(7.0)	$—	$102.3
Total assets	$13,073.1	$323.5	$(184.8)	$13,211.8

Three Months Ended June 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$605.0	$—	$—	$605.0
Fuel, purchased power and direct transmission expense	181.8	—	—	181.8
Other operation and maintenance	128.6	(0.3)	—	128.3
Depreciation and amortization	124.1	—	—	124.1
Taxes other than income	23.5	0.9	—	24.4
Operating income (loss)	147.0	(0.6)	—	146.4
Other income	13.2	4.4	(3.1)	14.5
Interest expense	52.1	8.7	(3.1)	57.7
Income tax expense (benefit)	16.2	(1.4)	—	14.8
Net income (loss)	$91.9	$(3.5)	$—	$88.4
Total assets	$12,492.9	$686.8	$(575.1)	$12,604.6

Six Months Ended June 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,259.4	$—	$—	$1,259.4
Fuel, purchased power and direct transmission expense	426.1	—	—	426.1
Other operation and maintenance	262.6	0.2	—	262.8
Depreciation and amortization	264.7	—	—	264.7
Taxes other than income	55.9	—	—	55.9
Operating income (loss)	250.1	(0.2)	—	249.9
Other income	16.8	3.2	(3.1)	16.9
Interest expense	106.3	21.9	(3.1)	125.1
Income tax expense (benefit)	26.1	(5.3)	—	20.8
Net income (loss)	$134.5	$(13.6)	$—	$120.9
Total assets	$13,073.1	$323.5	$(184.8)	$13,211.8

Six Months Ended June 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$1,162.2	$—	$—	$1,162.2
Fuel, purchased power and direct transmission expense	382.4	—	—	382.4
Other operation and maintenance	260.1	(1.4)	—	258.7
Depreciation and amortization	245.3	—	—	245.3
Taxes other than income	50.6	2.3	—	52.9
Operating income (loss)	223.8	(0.9)	—	222.9
Other income	28.5	8.9	(6.5)	30.9
Interest expense	97.8	14.2	(6.5)	105.5
Income tax expense (benefit)	22.8	(1.2)	—	21.6
Net income (loss)	$131.7	$(5.0)	$—	$126.7
Total assets	$12,492.9	$686.8	$(575.1)	$12,604.6

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

In July 2023, OG&E was named, along with its contractor, as a defendant in a lawsuit filed by an apartment owner and its insurance companies seeking in excess of $60.0 million in damages related to a fire at an apartment building under construction in Oklahoma City. Several additional defendants have also been named. OG&E disputes the claims in the lawsuit and intends to vigorously defend this action. If OG&E is ultimately deemed liable for damages in connection with this incident, OG&E believes its existing insurance policies will cover its costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have.

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

Completed Regulatory Matters

Integrated Resource Plans

On March 29, 2024, OG&E issued its final 2024 IRP to the OCC and APSC. This 2024 IRP identified capacity needs of 556, 431 and 1,096 MWs in 2026, 2027 and 2028, respectively. The IRP assumes that Horseshoe Lake unit 7 will be retired in 2024, Tinker units 5A and 5B will be retired in 2025, and Horseshoe Lake unit 8 will be retired in 2027. As provided in the IRP, in May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in the IRP while maintaining affordability and reliability for OG&E's customers. Independent evaluators have been hired on behalf of the OCC and Attorney General to oversee the process.

APSC Proceedings

2023 Formula Rate Plan Filing

On March 7, 2024, the APSC issued a final order approving the uncontested settlement agreement between OG&E and the APSC Staff related to OG&E's final evaluation report under its Formula Rate Plan. The settlement agreement included an annual electric revenue increase of $3.5 million. New rates became effective April 1, 2024.

Arkansas 2024 Generation Construction Notice Filing

On January 19, 2024, OG&E filed an application seeking APSC approval to begin construction of 96 megawatts of combustion turbines at Tinker Air Force Base. On July 24, 2024, the APSC issued an order which states that OG&E has complied with applicable Arkansas law and may commence construction of the generating units at Tinker Air Force Base. OG&E will be required to seek a prudence determination prior to its next general rate review.

OCC Proceedings

2022 Oklahoma Fuel Prudency

In June 2023, the Public Utility Division Staff filed their application initiating the review of the 2022 fuel adjustment clause and prudence review. The OCC issued an order on April 11, 2024 finding that OG&E's 2022 fuel costs and generation operations were prudent.

SPP Proceedings

Planning Reserve Margin

On August 6, 2024, the SPP Regional State Committee and Board of Directors approved increases to the summer-season and winter-season planning reserve margins that each load serving entity, such as OG&E, must maintain. The summer-season and winter-season planning reserve margins increased to 16 percent and 36 percent, respectively, from the 15 percent that previously applied to both seasons. These changes will be effective for the summer of 2026 and winter of 2026/2027. As a result, OG&E is currently evaluating the impact to its capacity needs brought about by this policy change.

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

APSC Proceedings

Capacity Power Purchase Agreement Cost Recovery

On October 4, 2023, OG&E filed an application at the APSC seeking approval of a methodology for recovery of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. On December 29, 2023, the Administrative Law Judge issued an order authorizing OG&E to defer to a regulatory asset its capacity costs associated with short-term power purchase agreements for 2023, along with a carrying charge at the commission-approved customer deposit interest rate. The order required OG&E and the parties to address treatment for any expenses beyond the calendar year 2023, and a hearing in this matter was scheduled for August 2024. On July 19, 2024, OG&E entered into a settlement agreement with the APSC Staff and the Arkansas Attorney General which provides that OG&E should be able to defer these capacity costs in 2024 and beyond in the same manner as 2023. The APSC has waived the hearing and is considering the settlement.

FERC Proceedings

Order for Sponsored Transmission Upgrades within SPP

Under Attachment Z2 of the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Tariff required the SPP to charge for these upgrades beginning in 2008, but the SPP did not begin charging its customers for these upgrades until 2016 due to information system limitations. The FERC approved a waiver of a time limitation in the SPP tariff to allow the SPP to bill after this delay for the 2008 through 2015 period, and the SPP then both billed OG&E as a user and credited OG&E as a sponsor for Z2 charges during the period. OG&E refunded most of the net credits to customers through its various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Net payers of Z2 credits challenged the waiver, and the FERC ultimately reversed itself, denied the waiver and ordered the SPP to refund the payments made for 2008 through 2015 charges. OG&E and other net creditors challenged this reversal, but the U.S. Court of Appeals for the D.C. Circuit upheld the reversal in August 2021. Meanwhile, OG&E and other creditors filed complaints with the FERC against the SPP, contending that the SPP and not OG&E should bear the cost of any refunds resulting from the SPP's tariff violations and that SPP’s actions also violated its contracts. In June 2023, the FERC issued a final order granting the complaints in part but awarding no relief. OG&E and other complainants appealed this order to the U.S. Court of Appeals for the Eighth Circuit, which heard arguments on March 14, 2024 and will likely rule in the summer of 2024.

If the Eighth Circuit appeal is unsuccessful and the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades, plus interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the D.C. Circuit Court of Appeals' decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of June 30, 2024, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

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

2023 Oklahoma General Rate Review

On December 29, 2023, OG&E filed a general rate review in Oklahoma seeking a rate increase of $332.5 million and a 10.5 percent return on equity based on a common equity percentage of 53.50 percent. The rate review seeks recovery of $1.3 billion of net capital investment since the last general rate review. On June 12, 2024, OG&E entered into an uncontested Joint Stipulation and Settlement Agreement with the Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers, and other intervenors. This settlement agreement, which is subject to OCC approval, includes a base rate revenue increase of $126.7 million and no change to OG&E's current return on equity or requested capital structure, among other terms.

OG&E has the right to implement interim rates, subject to refund, beginning on July 1, 2024 (180 days after the filing of its application on December 29, 2023). On July 1, 2024, OG&E implemented an annual interim rate increase in line with the settlement agreement, subject to refund based on final approval by the OCC. On July 31, 2024, the Administrative Law Judge issued a report that recommended the OCC approve the settlement agreement.

2023 Oklahoma Fuel Prudency

On June 10, 2024, the Public Utility Division Staff filed their application initiating the review of the 2023 fuel adjustment clause prudence review. OG&E expects to file its minimum filing requirements and direct testimony no later than August 9, 2024, in accordance with OCC rules.

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

Recent Developments

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 13 within "Item 1. Financial Statements." OG&E reached an uncontested settlement agreement with the parties in the Oklahoma general rate review in June 2024 and implemented an annual interim rate increase in line with the settlement agreement, subject to refund based on final approval by the OCC. OG&E also submitted its final 2024 IRP for Oklahoma and Arkansas in March 2024.

Summary of OGE Energy Operating Results

Three Months Ended June 30, 2024 as compared to the Three Months Ended June 30, 2023

OGE Energy's net income was $102.3 million, or $0.51 per diluted share, during the three months ended June 30, 2024 as compared to $88.4 million, or $0.44 per diluted share, during the same period in 2023. The increase in net income of $13.9 million, or $0.07 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $17.4 million, or $0.08 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by warmer than normal weather and load growth, partially offset by higher depreciation and amortization expenses as a result of additional assets being placed into service and higher income tax expense.
•
An increase in net loss of other operations (holding company) of $3.5 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense and lower net other income, partially offset by higher income tax benefit.

Six Months Ended June 30, 2024 as compared to the Six Months Ended June 30, 2023

OGE Energy's net income was $120.9, or $0.60 per diluted share, during the six months ended June 30, 2024 as compared to $126.7 million, or $0.63 per diluted share, during the same period in 2023. The decrease in net income of $5.8 million, or $0.03 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $2.8 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven by warmer than normal weather and load growth, partially offset by higher depreciation and amortization expense as a result of additional assets being placed into service, lower net other income and higher interest expense driven by increased long-term debt outstanding.
•
An increase in net loss of other operations (holding company) of $8.6 million, or $0.04 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense and lower net other income, partially offset by higher income tax benefit.

2024 Outlook

OGE Energy's 2024 consolidated earnings guidance is reaffirmed and remains projected to be within a range of $2.06 to $2.18 per average diluted share. Due to strong load growth and warmer than normal weather in the first half of 2024, OGE Energy’s consolidated earnings are expected to be in the top half of its 2024 earnings guidance range. See OGE Energy's 2023 Form 10-K for other key factors and assumptions underlying its 2024 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and six months ended June 30, 2024 as compared to the same periods in 2023 and the Registrants' financial position at June 30, 2024. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
OGE Energy	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$102.3	$88.4	$120.9	$126.7
Basic average common shares outstanding	200.8	200.3	200.6	200.3
Diluted average common shares outstanding	201.4	200.8	201.0	200.8
Basic earnings per average common share	$0.51	$0.44	$0.60	$0.63
Diluted earnings per average common share	$0.51	$0.44	$0.60	$0.63
Dividends declared per common share	$0.4182	$0.4141	$0.8364	$0.8282

Results by Business Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net income (loss):
OG&E (Electric Company)	$109.3	$91.9	$134.5	$131.7
Other operations (A)	(7.0)	(3.5)	(13.6)	(5.0)
OGE Energy net income	$102.3	$88.4	$120.9	$126.7
(A)
Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations.

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2024	2023	2024	2023
Operating revenues	$662.6	$605.0	$1,259.4	$1,162.2
Fuel, purchased power and direct transmission expense	193.9	181.8	426.1	382.4
Other operation and maintenance	130.2	128.6	262.6	260.1
Depreciation and amortization	135.5	124.1	264.7	245.3
Taxes other than income	26.9	23.5	55.9	50.6
Operating income	176.1	147.0	250.1	223.8
Allowance for equity funds used during construction	6.6	5.1	11.3	9.6
Other net periodic benefit income	1.8	1.6	3.6	3.2
Other income	3.2	8.3	5.2	18.4
Other expense	1.4	1.8	3.3	2.7
Interest expense	54.9	52.1	106.3	97.8
Income tax expense	22.1	16.2	26.1	22.8
Net income	$109.3	$91.9	$134.5	$131.7
Operating revenues by classification:
Residential	$247.2	$223.1	$475.3	$434.8
Commercial	183.9	158.2	337.3	294.4
Industrial	56.8	55.1	111.0	109.5
Oilfield	48.2	47.9	98.3	96.3
Public authorities and street light	59.5	54.1	111.8	100.3
System sales revenues	595.6	538.4	1,133.7	1,035.3
Provision for tax refund	—	0.6	—	2.0
Integrated market	17.1	18.8	32.1	31.5
Transmission	42.5	36.1	78.1	71.3
Other	7.4	11.1	15.5	22.1
Total operating revenues	$662.6	$605.0	$1,259.4	$1,162.2
MWh sales by classification (In millions)
Residential	2.3	2.1	4.6	4.3
Commercial	2.5	2.1	4.6	4.0
Industrial	1.1	1.0	2.1	2.0
Oilfield	1.1	1.1	2.2	2.2
Public authorities and street light	0.8	0.7	1.5	1.4
System sales	7.8	7.0	15.0	13.9
Integrated market	0.2	0.3	0.4	0.4
Total sales	8.0	7.3	15.4	14.3
Number of customers	902,303	891,755	902,303	891,755
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.205	2.619	2.710	3.187
Coal	3.247	3.500	3.172	3.450
Total fuel	2.260	2.663	2.670	3.082
Total fuel and purchased power	2.321	2.360	2.641	2.536
Degree days (A)
Heating - Actual	117	234	1,812	1,926
Heating - Normal	249	249	2,136	2,136
Cooling - Actual	740	571	752	577
Cooling - Normal	553	553	563	563
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

OG&E's net income increased $17.4 million, or 18.9 percent, and $2.8 million, or 2.1 percent, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The following section discusses the primary drivers for the increase in net income during the three and six months ended June 30, 2024, as compared to the same periods in 2023.

Operating revenues increased $57.6 million, or 9.5 percent, and increased $97.2 million, or 8.4 percent, during the three and six months ended June 30, 2024, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Six Months Ended
Quantity impacts (includes weather) (A)	$17.8	$20.9
Price variance (B)	12.8	14.0
Fuel, purchased power and direct transmission expense (C)	12.1	43.7
Non-residential demand and related revenues	8.1	13.0
Wholesale transmission revenue	6.2	6.6
New customer growth	5.1	7.9
Other	(0.6)	(1.2)
Industrial and oilfield sales (D)	(1.0)	(2.6)
Guaranteed Flat Bill program (E)	(2.9)	(5.1)
Change in operating revenues	$57.6	$97.2
(A)
Increased primarily due to a 29.6 percent and 30.3 percent increase in cooling degree days for the three and six months ended June 30, 2024, respectively.
(B)
Increased for the three and six months ended June 30, 2024 due to increased recovery through rider mechanisms.
(C)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(D)
While operating revenues and MWh sales increased for the three and six months ended June 30, 2024, the changes presented above are exclusive of fuel impacts.
(E)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $12.1 million, or 6.7 percent, and $43.7 million, or 11.4 percent, during the three and six months ended June 30, 2024, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Six Months Ended
Fuel expense (A)	$(5.1)	$7.2
Purchased power costs:
Purchases from SPP (B)	6.2	25.1
Wind	1.8	2.3
Capacity (C)	7.3	7.3
Other	1.3	1.6
Transmission expense	0.6	0.2
Change in fuel, purchased power and direct transmission expense	$12.1	$43.7
(A)
Decreased during the three months ended June 30, 2024 primarily due to lower fuel costs related to the generating assets utilized during the period, and increased during the six months ended June 30, 2024 primarily due to an increase in MWhs generated related to the generating assets utilized during the period.
(B)
Increased during the three months ended June 30, 2024 primarily due to higher market prices and increased MWhs purchased, and increased during the six months ended June 30, 2024 primarily due to higher market prices.
(C)
Increased during the three and six months ended June 30, 2024 primarily due to capacity agreements in order for OG&E to meet its generation requirements.

Other operation and maintenance expense increased $1.6 million, or 1.2 percent, and $2.5 million, or 1.0 percent, during the three and six months ended June 30, 2024, respectively, primarily due to an increase in various costs such as payroll and benefits, net of capitalized labor, partially offset by the timing of vegetation management activities.

Depreciation and amortization expense increased $11.4 million, or 9.2 percent, and $19.4 million, or 7.9 percent, during the three and six months ended June 30, 2024, respectively, primarily due to additional assets being placed into service and increased amortization of the regulatory assets.

Net other income decreased $3.0 million, or 22.7 percent, and $11.7 million, or 41.1 percent, during the three and six months ended June 30, 2024, respectively, primarily due to the carrying charge for the higher fuel under recovery balance in 2023.

Interest expense increased $2.8 million, or 5.4 percent, and $8.5 million, or 8.7 percent, during the three and six months ended June 30, 2024, respectively, primarily due to the $200.0 million in borrowings under OG&E's revolving credit agreement during the second quarter of 2024 and, with respect to the six months ended June 30, 2024, interest expense also increased due to the $350.0 million senior notes issuance in April 2023. These borrowings were used to support OG&E's growing asset base.

Income tax expense increased $5.9 million, or 36.4 percent, and $3.3 million, or 14.5 percent, during the three and six months ended June 30, 2024, respectively, primarily related to higher pretax income combined with a decrease in state tax credits generated and lower amortization of unfunded deferred taxes.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Six Months Ended
	June 30,		2024 vs. 2023
(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided from operating activities (A)	$336.1	$506.2	$(170.1)	(33.6)%
Net cash used in investing activities (B)	$(589.6)	$(632.0)	$42.4	(6.7)%
Net cash provided from financing activities (C)	$253.4	$38.0	$215.4	*

* Change is greater than 100 percent.

(A)
Changed primarily due to decreased cash received from customers, including cash related to fuel recoveries, and increased interest payments from recent debt issuances, partially offset by decreased vendor payments, including payments for fuel.
(B)
Changed primarily due to timing of power delivery projects.
(C)
Changed primarily due to OGE Energy's $350.0 million senior notes issuance in May 2024 and OG&E's $200.0 million increase in long-term revolver borrowings in April 2024, partially offset by a decrease in proceeds from short-term debt.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at June 30, 2024 compared to December 31, 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $47.4 million, or 16.8 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2024 as compared to December 2023.

Short-Term Debt decreased $137.9 million, or 27.6 percent, primarily due to OGE Energy's $350.0 million senior notes issuance in May 2024, which was used to pay down short-term debt and fund general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2024 through 2028 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2023 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2023 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. In May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in its 2024 IRP. OG&E intends to file for approval of generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at June 30, 2024.

(Dollars in millions)	June 30, 2024
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$598.3
Balance of cash and cash equivalents	$0.1

The following table presents information about OGE Energy's total short-term debt activity for the three and six months ended June 30, 2024.

(Dollars in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Average balance of short-term debt	$488.0	$565.2
Weighted-average interest rate of average balance of short-term debt	5.68%	5.69%
Maximum month-end balance of short-term debt	$667.5	$755.7

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2023 and ending December 31, 2024.

Issuance of Long-Term Debt

On May 9, 2024, OGE Energy issued $350.0 million of 5.45 percent senior notes due May 15, 2029. The proceeds from this issuance were added to OGE Energy's general funds to be used for general corporate purposes and to repay short-term debt.

Expected Issuance and Refinancing of Long-Term Debt

OG&E is expected to issue $350.0 million of senior notes in the third quarter of 2024. The proceeds will be used to help fund general operating needs. OG&E also is expected to cause the refinancing, in the second half of 2024, of the Garfield industrial authority bonds that were issued on behalf of OG&E. Those bonds mature on January 1, 2025.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General and other parties, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP; the stay was granted on July 27, 2023. On February 27, 2024, the Tenth Circuit issued a decision to transfer venue to the U.S. Court of Appeals for the District of Columbia and vacated oral argument originally scheduled for March 21, 2024 but did not vacate the stay it granted. On March 28, 2024, the Oklahoma Attorney General, on behalf of the parties noted above, petitioned the Supreme Court to review the Tenth Circuit’s decision to transfer the SIP disapproval cases to the D.C. Circuit, and on April 24, 2024, the D.C. Circuit ordered that the cases be held in abeyance pending action by the Supreme Court. The timing of a Supreme Court decision or further action at the D.C. Circuit is unknown.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOX emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOX emissions budget for electric generating units, including OG&E's units, which began in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. In October 2023, several state and industry petitioners filed emergency applications for a stay of the EPA’s Good Neighbor FIP in the U.S. Supreme Court. On June 27, 2024, the U.S. Supreme Court granted the emergency applications and stayed the EPA's final FIP, pending review of petitioners' challenges in the D.C. Circuit Court.

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

Particulate Matter NAAQS

On February 7, 2024, the EPA issued a final rule resulting from its reconsideration of the primary (health-based) and secondary (welfare-based) NAAQS for PM, which were set in 2013 and which the EPA declined to revise in 2020. The final rule lowers the primary annual PM2.5 NAAQS from 12.0 µg/m3 to 9.0 µg/m3 and retains the other PM standards at their current levels, including the 24-hour PM2.5 NAAQS. The EPA will determine which areas of the country meet the standards, such as making initial attainment and nonattainment designations, no later than two years after new standards are issued. States must develop and submit attainment plans no later than 18 months after the EPA finalizes nonattainment designations.

The final rule was published in the Federal Register on March 6, 2024. Litigation on the final rule is proceeding in the D.C. Circuit. A coalition of 24 states, including Oklahoma, filed challenges to the final rule, and a separate coalition of states and other stakeholders filed to intervene in these challenges on behalf of the EPA. A coalition of 22 state governors separately requested the EPA to pause implementation of the final rule.

The revised NAAQS could impact regional air quality goals and emission limits for emission sources; however, it is unknown at this time what, if any, potential material impacts to OG&E individual operating permit emission limits will result from the EPA actions.

Regional Haze

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ submitted a revised SIP to the EPA on August 12, 2022. On June 28, 2024, the EPA entered into a consent decree which would require the EPA to propose action on the Oklahoma SIP no later than December 31, 2025 and take final action no later than December 31, 2026. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

Mercury and Air Toxics Standards

On April 25, 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in May 2027. On May 8, 2024, a coalition of states, including Oklahoma, filed a challenge to the final rule in the D.C. Circuit Court and on June

7, 2024 filed a motion to stay the final rule. It is unknown what potential material impacts, if any, will be from the final action by the EPA.

Greenhouse Gas

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and President Biden Administration's target of a 50 to 52 percent reduction in economy-wide net greenhouse gas emissions from 2005 levels by 2030 with full decarbonization of the electric power industry by 2035. If legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

On May 9, 2024, the EPA published its final rule addressing emission guidelines under Section 111(d) for existing fossil fuel fired steam units, including both coal-fired and oil/gas-fired steam units, and revising performance standards under Section 111(b) for new gas turbines. Unlike the proposed rules, the final rules do not address simple and combined-cycle existing combustion turbine units which are now addressed in a separate rulemaking with proposed rules expected later this year.

Under Section 111(d), existing coal units will be required to use carbon capture covering 90 percent of emissions by 2032 if they plan to operate beyond 2039. If the coal units plan to operate until 2039, they must co-fire with natural gas at 40 percent by 2030. Coal plants that commit to retire by 2032 are exempt and may continue to operate as is. Subject to litigation, compliance decisions must be submitted to the state for inclusion in the SIP, which is due to the EPA in May 2026.

The EPA also addressed existing natural gas-fired boilers under Section 111(d) with emissions rates based on a unit’s annual capacity factor. OG&E’s existing gas boilers currently meet the new requirements and therefore no additional compliance steps beyond reporting are expected.

Under Section 111(b), the EPA finalized standards for new natural gas-fired turbines commencing construction after May 23, 2023, using capacity factor thresholds to differentiate among new units establishing three subcategories: baseload, intermediate load, and low load. All three categories are subject to efficiency standards. Baseload units, those with a capacity factor greater than 40 percent, are also subject to a phase two requirement based on 90 percent capture of CO2 with a compliance deadline of January 1, 2032.

Significant litigation is underway, including a challenge by OG&E and a multi-state challenge joined by Oklahoma. On May 24, 2024, several groups of petitioners, including OG&E, which joined with Edison Electric Institute and three other declarants, filed motions for stay of the rule at the D.C. Circuit. The Court consolidated these motions and on July 19, 2024, denied all stay requests. On July 29, 2024, OG&E, jointly with Edison Electric Institute and another applicant, appealed the stay denial to the U.S. Supreme Court. Other industry and state petitioners, including Oklahoma, appealed the D.C Circuit's stay denial to the U.S. Supreme Court as well. The timing of a Supreme Court decision is unknown at this time. It is unknown what the outcome of the litigation will be, or potential material impacts, if any, it will have on these new emission standards and guidelines, but the Registrants continue to plan for compliance.

As a member of the SPP Integrated Marketplace, OG&E customers have access to clean energy resources while maintaining reliability and affordability. With respect to its calendar year 2023 direct emissions, compared to 2005 levels, OG&E has reduced CO2 emissions by over 60 percent, emissions of ozone-forming NOX have been reduced by approximately 80 percent, and emissions of sulfur dioxide have been reduced by approximately 95 percent. Direct emission reductions are due to factors such as OG&E’s conversion of certain coal units to natural gas units, its participation in the SPP integrated market, and its active engagement with customers in OG&E’s SmartHours and Load Reduction Programs which helps reduce the amount of generation required to serve peak demand. OG&E is also planning to deploy more renewable energy sources that do not emit greenhouse gases. OG&E has leveraged its geographic position to develop and access renewable energy resources and completed transmission investments to deliver the renewable energy.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. On April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On April 25, 2024, the EPA released the final supplemental effluent limitations guidelines rule. OG&E has completed installation of dry bottom ash handling technology at an affected facility and is evaluating options at another affected facility to comply with the final rule by the December 31, 2029 compliance date.

Since the purchase of the Redbud facility in 2008, OG&E made investments in the infrastructure that have led to OG&E's average use of approximately 1.9 billion gallons per year of treated municipal effluent for cooling water at Redbud and McClain. This use of treated municipal effluent offsets the need for fresh water as cooling water, making fresh water available for other beneficial uses like drinking water, irrigation and recreation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01

Supplemental Indenture No. 5 dated as of May 9, 2024 between OGE Energy and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 9, 2024 (File No. 1-12579) and incorporated by reference herein).

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
99.01+

Credit Agreement dated as of June 26, 2024 by and among OGE Energy Corp., the Lenders and BOKF NA, dba Bank of Oklahoma as Sole Administrative Agent, Sole Syndication Agent, Lead Arranger and Sole Bookrunner.

X
99.02+	Excerpts from Securitization Documentation Detailing OG&E Oklahoma Customer Information Including Energy Consumption and Write-Offs.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X
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

August 6, 2024