Form 10-Q
period 2024-09-30
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2024-11-05
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At September 30, 2024, there were 200,947,879 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At September 30, 2024, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
Other operations	Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations
PM	Particulate matter
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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
•
increased pension and healthcare costs;
•
national and global events that could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, interest rate fluctuations, supply chain disruptions, economic recessions, pandemic health events and uncertainty surrounding continued hostilities or sustained military campaigns, and their collateral consequences;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$945.2	$923.0	$2,171.9	$2,056.8
Other revenues	20.2	22.4	52.9	50.8
Operating revenues	965.4	945.4	2,224.8	2,107.6
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	350.1	333.8	776.2	716.2
OPERATING EXPENSES
Other operation and maintenance	131.4	122.7	394.2	381.4
Depreciation and amortization	144.0	132.5	408.7	377.8
Taxes other than income	26.7	25.3	82.6	78.2
Operating expenses	302.1	280.5	885.5	837.4
OPERATING INCOME	313.2	331.1	563.1	554.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.9	4.5	18.2	14.1
Other net periodic benefit income	1.7	1.5	5.0	4.1
Other income	6.8	8.5	20.2	38.1
Other expense	(4.7)	(7.9)	(15.8)	(18.8)
Net other income	10.7	6.6	27.6	37.5
INTEREST EXPENSE
Interest on long-term debt	59.6	52.0	166.5	153.0
Allowance for borrowed funds used during construction	(3.9)	(1.9)	(10.7)	(5.3)
Interest on short-term debt and other interest charges	8.5	7.3	33.5	15.2
Interest expense	64.2	57.4	189.3	162.9
INCOME BEFORE TAXES	259.7	280.3	401.4	428.6
INCOME TAX EXPENSE	41.0	38.4	61.8	60.0
NET INCOME	$218.7	$241.9	$339.6	$368.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.9	200.3	200.7	200.3
DILUTED AVERAGE COMMON SHARES OUTSTANDING	201.5	201.0	201.2	200.9
BASIC EARNINGS PER AVERAGE COMMON SHARE	$1.09	$1.21	$1.69	$1.84
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$1.09	$1.20	$1.69	$1.83

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net income	$218.7	$241.9	$339.6	$368.6
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	0.1	0.2	0.2
Amortization of deferred net loss, net of tax of $0.0, $0.1, $0.1 and $0.2, respectively	—	0.1	0.1	0.6
Regulatory classification of certain pension costs, net of tax of $0.0, $0.0, $1.2 and $0.0, respectively	—	—	3.9	—
Settlement cost, net of tax of $0.0, $0.0, $0.0 and $0.3, respectively	—	—	—	1.1
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of ($0.0), ($0.1), ($0.0) and ($0.1), respectively	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	0.1	0.2	4.1	1.8
Comprehensive income	$218.8	$242.1	$343.7	$370.4

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$339.6	$368.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	408.7	377.8
Deferred income taxes and other tax credits, net	20.2	7.7
Allowance for equity funds used during construction	(18.2)	(14.1)
Stock-based compensation expense	8.6	9.5
Regulatory assets	(37.3)	(86.6)
Regulatory liabilities	(8.4)	(8.9)
Other assets	(27.5)	(3.4)
Other liabilities	37.3	1.9
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(137.2)	(113.3)
Income taxes receivable	18.2	14.2
Fuel, materials and supplies inventories	51.6	(64.9)
Fuel recoveries	(47.4)	461.9
Other current assets	(4.1)	52.4
Accounts payable	(45.3)	(141.6)
Other current liabilities	124.4	60.1
Net cash provided from operating activities	683.2	921.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(794.3)	(879.6)
Cost of removal and other	(57.0)	(75.4)
Net cash used in investing activities	(851.3)	(955.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	707.9	788.8
Payment of long-term debt	(0.1)	(1,000.1)
Increase (decrease) in short-term debt	(284.0)	411.4
Dividends paid on common stock	(253.9)	(249.4)
Proceeds (costs) from issuance of common stock	14.0	—
Cash paid for employee equity-based compensation	(6.1)	(2.3)
Net cash provided from (used in) financing activities	177.8	(51.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9.7	(85.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	88.1
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9.9	$2.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9.9	$0.2
Accounts receivable, less reserve of $2.1 and $2.2, respectively	330.5	208.8
Accrued unbilled revenues	88.2	72.7
Income taxes receivable	—	18.2
Fuel inventories	123.4	158.5
Materials and supplies, at average cost	238.2	254.3
Fuel clause under recoveries	43.3	—
Other	63.0	58.8
Total current assets	896.5	771.5
OTHER PROPERTY AND INVESTMENTS
Other	122.6	114.0
Total other property and investments	122.6	114.0
PROPERTY, PLANT AND EQUIPMENT
In service	16,048.6	15,588.2
Construction work in progress	783.7	522.2
Total property, plant and equipment	16,832.3	16,110.4
Less: accumulated depreciation	5,000.3	4,809.4
Net property, plant and equipment	11,832.0	11,301.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	572.7	577.6
Other	52.0	26.6
Total deferred charges and other assets	624.7	604.2
TOTAL ASSETS	$13,475.8	$12,790.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$215.2	$499.2
Accounts payable	269.8	276.4
Dividends payable	84.6	83.8
Customer deposits	110.0	103.5
Accrued taxes	101.4	47.6
Accrued interest	72.9	57.4
Accrued compensation	54.2	46.8
Long-term debt due within one year	32.4	—
Fuel clause over recoveries	16.4	20.5
Other	84.6	44.0
Total current liabilities	1,041.5	1,179.2
LONG-TERM DEBT	5,020.8	4,340.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	166.9	172.7
Deferred income taxes	1,361.6	1,300.8
Deferred investment tax credits	10.7	11.3
Regulatory liabilities	1,014.6	1,061.6
Other	242.6	213.0
Total deferred credits and other liabilities	2,796.4	2,759.4
Total liabilities	8,858.7	8,279.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,161.7	1,145.1
Retained earnings	3,458.5	3,373.7
Accumulated other comprehensive loss, net of tax	(3.1)	(7.2)
Total stockholders' equity	4,617.1	4,511.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,475.8	$12,790.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	200.3	$2.0	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	18.6	—	18.6
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9
Dividends declared on common stock ($0.4182 per share)	—	—	—	(86.1)	—	(86.1)
Stock-based compensation	0.2	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	200.5	$2.0	$1,140.4	$3,306.2	$(3.3)	$4,445.3
Net income	—	—	—	102.3	—	102.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.4182 per share)	—	—	—	(84.1)	—	(84.1)
Issuance of common stock	0.4	—	10.9	—	—	10.9
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at June 30, 2024	200.9	$2.0	$1,154.5	$3,324.4	$(3.2)	$4,477.7
Net income	—	—	—	218.7	—	218.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(84.6)	—	(84.6)
Issuance of common stock	—	—	3.1	—	—	3.1
Stock-based compensation	—	—	2.1	—	—	2.1
Balance at September 30, 2024	200.9	$2.0	$1,159.7	$3,458.5	$(3.1)	$4,617.1

	Common Stock		Treasury Stock
(In millions)	Shares	Value	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	38.3	—	38.3
Other comprehensive income, net of tax	—	—	—	—	—	—	1.1	1.1
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.6)	—	(83.6)
Stock-based compensation	0.1	—	—	0.1	0.7	—	—	0.8
Balance at March 31, 2023	200.3	$2.0	—	$—	$1,133.2	$3,245.6	$(10.8)	$4,370.0
Net income	—	—	—	—	—	88.4	—	88.4
Other comprehensive income, net of tax	—	—	—	—	—	—	0.5	0.5
Dividends declared on common stock ($0.4141 per share)	—	—	—	—	—	(83.0)	—	(83.0)
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Balance at June 30, 2023	200.3	$2.0	—	$—	$1,136.4	$3,251.0	$(10.3)	$4,379.1
Net income	—	—	—	—	—	241.9	—	241.9
Other comprehensive income, net of tax	—	—	—	—	—	—	0.2	0.2
Dividends declared on common stock ($0.4182 per share)	—	—	—	—	—	(83.7)	—	(83.7)
Stock-based compensation	—	—	—	—	3.2	—	—	3.2
Balance at September 30, 2023	200.3	$2.0	—	$—	$1,139.6	$3,409.2	$(10.1)	$4,540.7

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
OPERATING REVENUES
Revenues from contracts with customers	$945.2	$923.0	$2,171.9	$2,056.8
Other revenues	20.2	22.4	52.9	50.8
Operating revenues	965.4	945.4	2,224.8	2,107.6
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	350.1	333.8	776.2	716.2
OPERATING EXPENSES
Other operation and maintenance	131.4	123.3	394.0	383.4
Depreciation and amortization	144.0	132.5	408.7	377.8
Taxes other than income	26.7	24.7	82.6	75.3
Operating expenses	302.1	280.5	885.3	836.5
OPERATING INCOME	313.2	331.1	563.3	554.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.9	4.5	18.2	14.1
Other net periodic benefit income	1.9	1.7	5.5	4.9
Other income	3.4	3.6	8.6	22.0
Other expense	(0.6)	(2.0)	(3.9)	(4.7)
Net other income	11.6	7.8	28.4	36.3
INTEREST EXPENSE
Interest on long-term debt	53.6	51.1	156.0	149.2
Allowance for borrowed funds used during construction	(3.9)	(1.9)	(10.7)	(5.3)
Interest on short-term debt and other interest charges	4.4	1.8	15.1	4.9
Interest expense	54.1	51.0	160.4	148.8
INCOME BEFORE TAXES	270.7	287.9	431.3	442.4
INCOME TAX EXPENSE	45.7	41.8	71.8	64.6
NET INCOME	$225.0	$246.1	$359.5	$377.8
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$225.0	$246.1	$359.5	$377.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359.5	$377.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	408.7	377.8
Deferred income taxes and other tax credits, net	19.7	6.2
Allowance for equity funds used during construction	(18.2)	(14.1)
Stock-based compensation expense	8.6	2.2
Regulatory assets	(37.3)	(86.6)
Regulatory liabilities	(8.4)	(8.9)
Other assets	(21.3)	(1.4)
Other liabilities	38.4	1.9
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(136.7)	(113.9)
Fuel, materials and supplies inventories	51.6	(64.9)
Fuel recoveries	(47.4)	461.9
Other current assets	(10.0)	57.8
Accounts payable	(32.5)	(132.8)
Income taxes payable - parent	51.6	21.7
Other current liabilities	97.8	59.5
Net cash provided from operating activities	724.1	944.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(794.3)	(879.6)
Cost of removal	(54.9)	(72.4)
Net cash used in investing activities	(849.2)	(952.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(216.8)	221.9
Proceeds from long-term debt	351.7	788.8
Payment of long-term debt	(0.1)	(500.1)
Dividends paid on common stock	—	(500.0)
Net cash provided from financing activities	134.8	10.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	9.7	2.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9.9	$2.8

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9.9	$0.2
Accounts receivable, less reserve of $2.1 and $2.2, respectively	330.0	208.8
Accrued unbilled revenues	88.2	72.7
Advances to parent	17.6	—
Fuel inventories	123.4	158.5
Materials and supplies, at average cost	238.2	254.3
Fuel clause under recoveries	43.3	—
Other	56.8	46.7
Total current assets	907.4	741.2
OTHER PROPERTY AND INVESTMENTS	4.5	4.6
PROPERTY, PLANT AND EQUIPMENT
In service	16,042.5	15,582.1
Construction work in progress	783.7	522.2
Total property, plant and equipment	16,826.2	16,104.3
Less: accumulated depreciation	5,000.3	4,809.4
Net property, plant and equipment	11,825.9	11,294.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	572.7	577.6
Other	50.0	24.3
Total deferred charges and other assets	622.7	601.9
TOTAL ASSETS	$13,360.5	$12,642.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2024	2023
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$234.7	$228.5
Advances from parent	—	147.7
Customer deposits	110.0	103.5
Accrued taxes	71.5	47.2
Accrued interest	65.4	56.6
Accrued compensation	54.2	37.0
Long-term debt due within one year	32.4	—
Fuel clause over recoveries	16.4	20.5
Other	84.6	43.6
Total current liabilities	669.2	684.6
LONG-TERM DEBT	4,614.3	4,290.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	98.7	96.2
Deferred income taxes	1,399.8	1,340.8
Deferred investment tax credits	10.7	11.3
Regulatory liabilities	1,014.6	1,061.6
Other	210.3	182.8
Total deferred credits and other liabilities	2,734.1	2,692.7
Total liabilities	8,017.6	7,667.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,586.4	1,577.7
Retained earnings	3,756.5	3,397.0
Total stockholder's equity	5,342.9	4,974.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,360.5	$12,642.6

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	25.2	25.2
Stock-based compensation	—	—	3.2	—	3.2
Balance at March 31, 2024	40.4	$100.9	$1,480.0	$3,422.2	$5,003.1
Net income	—	—	—	109.3	109.3
Stock-based compensation	—	—	3.4	—	3.4
Balance at June 30, 2024	40.4	$100.9	$1,483.4	$3,531.5	$5,115.8
Net income	—	—	—	225.0	225.0
Stock-based compensation	—	—	2.1	—	2.1
Balance at September 30, 2024	40.4	$100.9	$1,485.5	$3,756.5	$5,342.9

Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	39.8	39.8
Stock-based compensation	—	—	0.6	—	0.6
Balance at March 31, 2023	40.4	$100.9	$1,474.3	$3,510.4	$5,085.6
Net income	—	—	—	91.9	91.9
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.9	—	0.9
Balance at June 30, 2023	40.4	$100.9	$1,475.2	$3,352.3	$4,928.4
Net income	—	—	—	246.1	246.1
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.7	—	0.7
Balance at September 30, 2023	40.4	$100.9	$1,475.9	$3,348.4	$4,925.2

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at September 30, 2024 and December 31, 2023, the results of the Registrants' operations for the three and nine months ended September 30, 2024 and 2023 and the Registrants' cash flows for the nine months ended September 30, 2024 and 2023 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2024 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2023 Form 10-K.

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

	September 30,	December 31,
(In millions)	2024	2023
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$43.3	$—
Oklahoma Energy Efficiency Rider under recoveries (A)	5.0	3.8
Other (A)	4.7	2.7
Total current regulatory assets	$53.0	$6.5
Non-current:
Oklahoma deferred storm expenses	$247.1	$261.1
Pension tracker	102.0	91.9
Benefit obligations regulatory asset	89.8	89.4
Arkansas Winter Storm Uri costs	64.8	71.0
Sooner Dry Scrubbers	16.6	17.2
Oklahoma SAP S/4 HANA deferred expenses	13.1	6.0
Arkansas deferred pension expenses	11.4	12.7
Unamortized loss on reacquired debt	6.6	7.2
COVID-19 impacts	5.7	6.8
Frontier Plant deferred expenses	2.5	3.6
Other	13.1	10.7
Total non-current regulatory assets	$572.7	$577.6
REGULATORY LIABILITIES
Current:
Arkansas fuel clause over recoveries	$16.4	$4.9
SPP cost tracker over recoveries (B)	7.9	10.4
Oklahoma fuel clause over recoveries	—	15.6
Other (B)	3.9	2.3
Total current regulatory liabilities	$28.2	$33.2
Non-current:
Income taxes refundable to customers, net	$796.1	$838.0
Accrued removal obligations, net	216.6	222.0
Other	1.9	1.6
Total non-current regulatory liabilities	$1,014.6	$1,061.6

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

Related Party Transactions

OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted this method as a result of a recommendation by the OCC Staff and believes this method provides a reasonable basis for allocating common expenses. OGE Energy charged operating costs to OG&E of $35.6 million and $109.0 million during the three and nine months ended September 30, 2023, respectively. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the nine months ended September 30, 2024 and 2023. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(12.9)	$5.7	$(7.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	(0.1)	0.2
Regulatory classification of certain pension costs	3.9	—	3.9
Balance at September 30, 2024	$(8.7)	$5.6	$(3.1)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(18.5)	$6.6	$(11.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.1)	0.7
Settlement cost	1.1	—	1.1
Balance at September 30, 2023	$(16.6)	$6.5	$(10.1)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three and nine months ended September 30, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$—	$(0.2)	$(0.2)	$(0.8)	(A)
Prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(A)
Settlement cost	—	—	—	(1.4)	(A)
	(0.1)	(0.3)	(0.4)	(2.4)	Income Before Taxes
	—	(0.1)	(0.1)	(0.5)	Income Tax Expense
	$(0.1)	$(0.2)	$(0.3)	$(1.9)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$—	$0.1	$0.1	$0.2	(A)
	—	0.1	0.1	0.2	Income Before Taxes
	—	0.1	—	0.1	Income Tax Expense
	$—	$—	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.1)	$(0.2)	$(0.2)	$(1.8)	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The Registrants updated the September 30, 2023 presentation of removal costs related to long-lived assets within the condensed statements of cash flows to reflect the classification in the Registrants' 2023 Form 10-K.

2. Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Registrants continue to evaluate the impact of this standard and do not believe it will have a material impact on their financial statement disclosures.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update require public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Further, the amendments require entities to disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective January 1, 2025, and early adoption is permitted. The Registrants continue to evaluate the impact of this standard and do not believe it will have a material impact on their financial statement disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Residential	$412.6	$389.7	$873.0	$811.5
Commercial	282.4	237.0	608.8	522.0
Industrial	77.5	76.5	185.7	183.5
Oilfield	67.8	67.5	165.1	163.0
Public authorities and street light	85.0	80.1	193.7	177.7
System sales revenues	925.3	850.8	2,026.3	1,857.7
Provision for rate refund and tax refund	(43.5)	—	(43.5)	2.0
Integrated market	19.2	26.2	51.3	57.7
Transmission	36.6	35.6	114.7	106.9
Other	7.6	10.4	23.1	32.5
Revenues from contracts with customers	$945.2	$923.0	$2,171.9	$2,056.8

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

The Registrants had no financial instruments measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. The following table presents the carrying amount and fair value of the Registrants' financial instruments at September 30, 2024 and December 31, 2023, as well as the classification level within the fair value hierarchy.

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$346.8	$364.6	$—	$—	Level 2
OGE Energy Term Loan	$59.7	$60.0	$49.9	$50.0	Level 2
OG&E Senior Notes	$4,499.6	$4,404.8	$4,146.0	$3,922.3	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt (A)	$11.7	$9.8	$9.2	$7.1	Level 3

(A) In June 2024, OG&E purchased additional distribution assets at Tinker Air Force Base for $2.6 million, which was a non-cash investing and financing activity.

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2024 and 2023 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Performance units	$1.4	$2.3	$5.8	$6.8	$1.4	$0.5	$5.8	$1.6
Restricted stock units	0.7	0.9	2.8	2.7	0.7	0.2	2.8	0.6
Total compensation expense	$2.1	$3.2	$8.6	$9.5	$2.1	$0.7	$8.6	$2.2
Income tax benefit	$0.5	$0.8	$2.1	$2.3	$0.5	$0.2	$2.1	$0.5

During the nine months ended September 30, 2024, OGE Energy issued 255,578 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the nine months ended September 30, 2024, OGE Energy granted 275,499 performance units (based on total shareholder return over a three-year period) and 148,345 restricted stock units (three-year cliff vesting period) to the Registrants' employees at $35.86 and $32.74 fair value per share, respectively. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 80,616 and 404,937 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three and nine months ended September 30, 2024 and received proceeds of $3.1 million and $14.1 million, respectively. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock

Purchase Plan to fund capital requirements or working capital needs. As of September 30, 2024, there were 4,397,154 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$218.7	$241.9	$339.6	$368.6
Average common shares outstanding:
Basic average common shares outstanding	200.9	200.3	200.7	200.3
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.6	0.7	0.5	0.6
Diluted average common shares outstanding	201.5	201.0	201.2	200.9
Basic earnings per average common share	$1.09	$1.21	$1.69	$1.84
Diluted earnings per average common share	$1.09	$1.20	$1.69	$1.83
Anti-dilutive shares excluded from earnings per share calculation	—	—	—	—

8. Long-Term Debt

At September 30, 2024, the Registrants were in compliance with all of their debt agreements.

In June 2024, OGE Energy entered into a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan and $60.0 million is considered a term loan. At September 30, 2024, OGE Energy had drawn $60.0 million on the term loan under this credit agreement at a weighted-average interest rate of 6.46 percent. For additional information related to this credit agreement, see Note 9.

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

On October 2, 2024, OG&E caused the refinancing of its Garfield industrial authority bonds, series due January 1, 2025. The $47.0 million in bonds are now due October 1, 2039, and will continue to be remarketed on a weekly basis. Accounting Standards Codification 470, “Debt,” permits entities to present the currently maturing portion of long‐term debt as a long‐term liability if the entity has the intent and ability to refinance on a long-term basis after the balance sheet date but before the financial statements are issued. The refinancing of the Garfield industrial authority bonds on October 2, 2024 supports the presentation of the $47.0 million due January 1, 2025 as long-term debt as of September 30, 2024.

Issuance of Long-Term Debt

On May 9, 2024, OGE Energy issued $350.0 million of 5.45 percent senior notes due May 15, 2029. The proceeds from this issuance were added to OGE Energy's general funds to be used for general corporate purposes and to repay short-term debt.

On August 15, 2024, OG&E issued $350.0 million of 5.60 percent senior notes due April 1, 2053, bringing the aggregate total principal amount of this series of senior notes to $700.0 million. The proceeds from this issuance were added to OG&E's general funds to be used for repayment of short-term debt and borrowings under OG&E's revolving credit agreement, and to fund OG&E's capital investment program and working capital needs.

9. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. The following table presents information regarding the Registrants' revolving credit agreements at September 30, 2024.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$215.2	5.01%	(F)	December 18, 2028
OGE Energy (C)	60.0	—	—%	(F)	May 24, 2027
OG&E (D)(E)	550.0	0.4	1.20%	(F)	December 18, 2028
Total	$1,160.0	$215.6	5.01%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at September 30, 2024.
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2028. At September 30, 2024, there were no intercompany borrowings under this agreement.
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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1.3	$1.3	$4.0	$4.0	$0.3	$0.2	$0.8	$0.7
Interest cost	3.9	4.1	11.7	12.0	—	0.1	0.2	0.2
Expected return on plan assets	(4.2)	(4.0)	(12.4)	(12.2)	—	—	—	—
Amortization of net loss	1.7	1.8	4.9	6.0	—	—	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	—	0.1	0.1	0.2	0.3
Settlement cost	—	1.7	—	21.1	—	0.1	—	0.1
Net periodic benefit cost	$2.7	$4.9	$8.2	$30.9	$0.4	$0.5	$1.2	$1.3
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
OG&E	September 30,		September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$1.3	$1.1	$4.0	$3.3	$—	$—	$0.1	$—
Interest cost	3.4	3.1	10.1	9.4	—	—	—	—
Expected return on plan assets	(3.5)	(3.1)	(10.5)	(9.6)	—	—	—	—
Amortization of net loss	1.5	1.6	4.6	5.2	—	—	—	—
Settlement cost	—	1.7	—	19.7	—	0.1	—	0.1
Total net periodic benefit cost	2.7	4.4	8.2	28.0	—	0.1	0.1	0.1
Plus: Amount allocated from OGE Energy	—	0.5	—	2.5	0.4	0.4	1.1	1.1
Net periodic benefit cost	$2.7	$4.9	$8.2	$30.5	$0.4	$0.5	$1.2	$1.2

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three and nine months ended September 30, 2024 and 2023, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$3.0	$5.0	$8.9	$29.0
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$—	$1.7	$—	$19.1
Arkansas jurisdiction (A)	$—	$0.2	$—	$1.8
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy				OG&E
	Postretirement Benefit Plans				Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$0.1	$—	$0.1	$0.1	$—	$0.1	$—
Interest cost	1.3	1.3	3.9	3.9	1.0	0.9	3.0	2.9
Expected return on plan assets	(0.4)	(0.5)	(1.2)	(1.3)	(0.4)	(0.3)	(1.1)	(1.1)
Amortization of net gain	—	(0.1)	(0.1)	(0.2)	—	—	—	—
Total net periodic benefit cost	0.9	0.8	2.6	2.5	0.7	0.6	2.0	1.8
Plus: Amount allocated from OGE Energy					0.1	0.1	0.3	0.4
Net periodic benefit cost	$0.9	$0.8	$2.6	$2.5	$0.8	$0.7	$2.3	$2.2

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three and nine months ended September 30, 2024 and 2023, the Registrants recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.1	$1.1	$3.3	$3.3
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three and nine months ended September 30, 2024 and 2023.

	OGE Energy				OG&E
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Capitalized portion of net periodic pension benefit cost	$0.5	$0.6	$1.6	$1.7	$0.5	$0.4	$1.6	$1.4
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$0.1	$0.1	$—	$—	$0.1	$0.1

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

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The following tables present the results of OGE Energy's business segments for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$965.4	$—	$—	$965.4
Fuel, purchased power and direct transmission expense	350.1	—	—	350.1
Other operation and maintenance	131.4	—	—	131.4
Depreciation and amortization	144.0	—	—	144.0
Taxes other than income	26.7	—	—	26.7
Operating income	313.2	—	—	313.2
Other income	11.6	—	(0.9)	10.7
Interest expense	54.1	11.0	(0.9)	64.2
Income tax expense (benefit)	45.7	(4.7)	—	41.0
Net income (loss)	$225.0	$(6.3)	$—	$218.7
Total assets	$13,360.5	$134.7	$(19.4)	$13,475.8

Three Months Ended September 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$945.4	$—	$—	$945.4
Fuel, purchased power and direct transmission expense	333.8	—	—	333.8
Other operation and maintenance	123.3	(0.6)	—	122.7
Depreciation and amortization	132.5	—	—	132.5
Taxes other than income	24.7	0.6	—	25.3
Operating income	331.1	—	—	331.1
Other income (expense)	7.8	(0.4)	(0.8)	6.6
Interest expense	51.0	7.2	(0.8)	57.4
Income tax expense (benefit)	41.8	(3.4)	—	38.4
Net income (loss)	$246.1	$(4.2)	$—	$241.9
Total assets	$12,610.6	$312.2	$(179.6)	$12,743.2

Nine Months Ended September 30, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,224.8	$—	$—	$2,224.8
Fuel, purchased power and direct transmission expense	776.2	—	—	776.2
Other operation and maintenance	394.0	0.2	—	394.2
Depreciation and amortization	408.7	—	—	408.7
Taxes other than income	82.6	—	—	82.6
Operating income (loss)	563.3	(0.2)	—	563.1
Other income	28.4	3.2	(4.0)	27.6
Interest expense	160.4	32.9	(4.0)	189.3
Income tax expense (benefit)	71.8	(10.0)	—	61.8
Net income (loss)	$359.5	$(19.9)	$—	$339.6
Total assets	$13,360.5	$134.7	$(19.4)	$13,475.8

Nine Months Ended September 30, 2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,107.6	$—	$—	$2,107.6
Fuel, purchased power and direct transmission expense	716.2	—	—	716.2
Other operation and maintenance	383.4	(2.0)	—	381.4
Depreciation and amortization	377.8	—	—	377.8
Taxes other than income	75.3	2.9	—	78.2
Operating income (loss)	554.9	(0.9)	—	554.0
Other income	36.3	8.5	(7.3)	37.5
Interest expense	148.8	21.4	(7.3)	162.9
Income tax expense (benefit)	64.6	(4.6)	—	60.0
Net income (loss)	$377.8	$(9.2)	$—	$368.6
Total assets	$12,610.6	$312.2	$(179.6)	$12,743.2

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

Completed Regulatory Matters

Integrated Resource Plans

On March 29, 2024, OG&E issued its final 2024 IRP to the OCC and APSC. This 2024 IRP identified capacity needs of 556 MWs, 431 MWs and 1,096 MWs in 2026, 2027 and 2028, respectively. The IRP assumes that Horseshoe Lake unit 7 will be retired in 2024, Tinker units 5A and 5B will be retired in 2025, and Horseshoe Lake unit 8 will be retired in 2027. As provided in the IRP, in May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in the IRP while maintaining affordability and reliability for OG&E's customers. OG&E is currently evaluating the proposals submitted in this process. Independent evaluators have been hired on behalf of the OCC and Oklahoma Attorney General to oversee the process.

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

Arkansas 2024 Generation Construction Notice Filing

On January 19, 2024, OG&E filed an application seeking APSC approval to begin construction of 96 MWs of combustion turbines at Tinker Air Force Base. On July 24, 2024, the APSC issued an order which states that OG&E has complied with applicable Arkansas law and may commence construction of the generating units at Tinker Air Force Base. OG&E will be required to seek a prudence determination prior to its next general rate review.

Arkansas Winter Storm Uri

In February 2021, Winter Storm Uri resulted in record winter peak demand for electricity and extremely high natural gas and purchased power prices in OG&E's service territory. In January 2023, the APSC issued an order authorizing OG&E to amortize the regulatory asset balance related to the extraordinary fuel costs incurred by OG&E over ten years using a pre-tax weighted average cost of capital of 6.49 percent as a carrying charge beginning March 2021.

On February 2, 2023, the APSC issued an order to initiate hearings with all Arkansas jurisdictional electric and gas utilities regarding the review of Winter Storm Uri cost prudence and allocation. On August 15, 2024, a unanimous settlement was reached between OG&E and intervenors, and the APSC issued the final order on September 6, 2024, approving all costs as prudent and authorizing OG&E to continue collecting its costs at the previously approved allocation and ten-year amortization period.

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

APSC Proceedings

Capacity Power Purchase Agreement Cost Recovery

On October 4, 2023, OG&E filed an application with the APSC seeking approval of a methodology for recovery of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. On December 29, 2023, the Administrative Law Judge issued an order authorizing OG&E to defer to a regulatory asset its capacity costs associated with short-term power purchase agreements for 2023, along with a carrying charge at the commission-approved customer deposit interest rate. The order required OG&E and the parties to address treatment for any expenses beyond the calendar year 2023, and a hearing in this matter was scheduled for August 2024. On July 19, 2024, OG&E entered into a settlement agreement with the APSC Staff and the Arkansas Attorney General which provides that OG&E should be able to defer these capacity costs in 2024 and beyond in the same manner as 2023. The APSC has waived the hearing and is considering the settlement.

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

Net payers of Z2 credits challenged the waiver, and the FERC ultimately reversed itself, denied the waiver and ordered the SPP to refund the payments made for 2008 through 2015 charges. OG&E and other net creditors challenged this reversal, but the U.S. Court of Appeals for the D.C. Circuit upheld the reversal in August 2021. Meanwhile, OG&E and other creditors filed complaints with the FERC against the SPP, contending that the SPP and not OG&E should bear the cost of any refunds resulting from the SPP's tariff violations and that SPP’s actions also violated its contracts. In June 2023, the FERC issued a final order granting the complaints in part but awarding no relief. OG&E and other complainants appealed this order to the U.S. Court of Appeals for the Eighth Circuit, which heard arguments on March 14, 2024. On September 16, 2024, the U.S. Court of Appeals for the Eighth Circuit issued an opinion denying the petition for review of the prior decision concerning the FERC’s rejection of the petitioners’ rehearing requests. The court found “no error” in the FERC’s decisions and held that the FERC’s failure to explain its rationale is “harmless” since the FERC’s conclusion “was required by the law” and did not result in undue discrimination.

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades, plus interest at the FERC-approved rate. The SPP has stated in filings with the FERC both before and after the D.C. Circuit Court of Appeals' decision that there are considerable complexities in implementing the refunds that will have to be resolved before they can be paid. Payment of refunds would shift recovery of these upgrade credits to future periods. Of the $13.0 million, the Registrants would be impacted by $5.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate. As of September 30, 2024, the Registrants have reserved $13.0 million plus estimated interest for a potential refund.

Effective July 1, 2020, the FERC approved an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor subsequent to July 2020. All of the existing projects that are eligible to receive revenue credits under Attachment Z2 will remain eligible, which includes the $13.0 million related to the refunds.

OCC Proceedings

Oklahoma Retail Electric Supplier Certified Territory Act Causes

As previously disclosed, several rural electric cooperative electricity suppliers filed complaints with the OCC alleging that OG&E, because it was providing service to large loads in another supplier's territory, had violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers under specific exemptions under this act that allow it to serve customers having a load of one MW or greater. There were five complaint cases initiated at the OCC, and the OCC issued decisions on each of them. The OCC ruled in favor of the electric cooperatives in three of those cases under statutory interpretation and ruled in favor of OG&E in two of those cases under injunctive theory. All five of those cases were appealed to the Oklahoma Supreme Court.

On April 4, 2023, the Oklahoma Supreme Court issued its opinion which vacated the OCC's injunctions with respect to four of the cases and held that the Oklahoma Retail Electric Supplier Certified Territory Act does not limit the mechanism by which OG&E may provide service to large loads in another supplier's territory pursuant to the one MW exception. The one pending legal issue left for the Oklahoma Supreme Court to resolve is a statutory interpretation on how a supplier calculates "connected load for initial full operation" for purposes of the exemption under the act. If the Oklahoma Supreme Court ultimately were to find that the customers being served in this single case are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers and may also be required to reimburse the certified territory supplier in this case for an amount of lost revenue. Such amounts would not be expected to be material to the Registrants' results of operations.

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

OG&E had the right to implement interim rates, subject to refund, beginning on July 1, 2024 (180 days after the filing of its application on December 29, 2023). On July 1, 2024, OG&E implemented an annual interim rate increase in line with the settlement agreement, subject to refund based on final approval by the OCC. As of September 30, 2024, OG&E has fully reserved all of the interim rate increase. On July 31, 2024, the Administrative Law Judge issued a report that recommended the OCC approve the settlement agreement.

2023 Oklahoma Fuel Prudency

On June 10, 2024, the Public Utility Division Staff filed their application initiating the review of the 2023 fuel adjustment clause prudence review. OG&E filed its minimum filing requirements and direct testimony on August 9, 2024 and responsive testimony is due on February 4, 2025.

Oklahoma Demand Portfolio Filing

Pursuant to OCC rules, OG&E is required to propose, implement and administer a portfolio of demand and energy efficiency programs once every five years. On July 1, 2024, OG&E filed its proposed demand program five-year portfolio for the 2025 through 2029 program cycle, requesting recovery of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments. OG&E also requested an increase in the number of energy efficiency programs offered to customers and expansion of the programs to include additional opportunities for customers to achieve demand and energy savings. On October 17, 2024, OG&E entered into an uncontested settlement agreement for its demand and energy efficiency programs, which was recommended for approval by the Administrative Law Judge on October 29, 2024, and an order in this matter is expected in the fourth quarter of 2024.

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

Recent Developments

OG&E's Regulatory Matters

Completed regulatory matters affecting current period results are discussed in Note 13 within "Item 1. Financial Statements." OG&E reached an uncontested settlement agreement with the parties in the Oklahoma general rate review in June 2024 and on July 1, 2024 implemented an annual interim rate increase in line with the settlement agreement, subject to refund based on final approval by the OCC. On July 31, 2024, the Administrative Law Judge issued a report that recommended the OCC approve the settlement agreement. The settlement agreement remains subject to approval by the OCC. OG&E also submitted its final 2024 IRP for Oklahoma and Arkansas in March 2024 and is currently reviewing proposals submitted in this process.

Summary of OGE Energy Operating Results

Three Months Ended September 30, 2024 as compared to the Three Months Ended September 30, 2023

OGE Energy's net income was $218.7 million, or $1.09 per diluted share, during the three months ended September 30, 2024 as compared to $241.9 million, or $1.20 per diluted share, during the same period in 2023. The decrease in net income of $23.2 million, or $0.11 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $21.1 million, or $0.10 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense driven by additional assets being placed into service, higher other operation and maintenance expense, higher income tax expense and higher interest expense resulting from OG&E's senior notes issuance in August 2024, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven primarily by load growth, which offset the impact of milder weather compared to last year, and higher other income.

•
An increase in net loss of other operations of $2.1 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by OGE Energy's senior notes issuance in May 2024, partially offset by a higher income tax benefit.

Nine Months Ended September 30, 2024 as compared to the Nine Months Ended September 30, 2023

OGE Energy's net income was $339.6 million, or $1.69 per diluted share, during the nine months ended September 30, 2024 as compared to $368.6 million, or $1.83 per diluted share, during the same period in 2023. The decrease in net income of $29.0 million, or $0.14 per diluted share, is further discussed below.

•
A decrease in net income at OG&E of $18.3 million, or $0.09 per diluted share of OGE Energy's common stock, was primarily due to higher depreciation and amortization expense driven by additional assets being placed into service, higher interest expense driven by borrowings under OG&E's revolving credit agreement and senior notes issuance in August 2024 and April 2023, higher other operation and maintenance expense, lower other income and higher income tax expense, partially offset by higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven primarily by load growth.
•
An increase in net loss of other operations of $10.7 million, or $0.05 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by borrowings under OGE Energy's revolving credit agreement and OGE Energy's senior notes issuances in May 2024 as well as lower net other income, partially offset by higher income tax benefit.

2024 Outlook

Due to strong load growth and warmer than normal weather, OGE Energy’s consolidated earnings are expected to be at the top of OGE Energy's original 2024 earnings guidance range of $2.06 to $2.18 per average diluted share. The guidance assumes, among other things, approval of the uncontested rate review settlement by the OCC in 2024, approximately 201.5 million average diluted shares outstanding, and normal weather for the remainder of the year. See OGE Energy's 2023 Form 10-K for other key factors and assumptions underlying its 2024 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 and the Registrants' financial position at September 30, 2024. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
OGE Energy	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$218.7	$241.9	$339.6	$368.6
Basic average common shares outstanding	200.9	200.3	200.7	200.3
Diluted average common shares outstanding	201.5	201.0	201.2	200.9
Basic earnings per average common share	$1.09	$1.21	$1.69	$1.84
Diluted earnings per average common share	$1.09	$1.20	$1.69	$1.83
Dividends declared per common share	$0.42125	$0.41820	$1.25765	$1.24640

Results by Business Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net income (loss):
OG&E (Electric Company)	$225.0	$246.1	$359.5	$377.8
Other operations	(6.3)	(4.2)	(19.9)	(9.2)
OGE Energy net income	$218.7	$241.9	$339.6	$368.6

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2024	2023	2024	2023
Operating revenues	$965.4	$945.4	$2,224.8	$2,107.6
Fuel, purchased power and direct transmission expense	350.1	333.8	776.2	716.2
Other operation and maintenance	131.4	123.3	394.0	383.4
Depreciation and amortization	144.0	132.5	408.7	377.8
Taxes other than income	26.7	24.7	82.6	75.3
Operating income	313.2	331.1	563.3	554.9
Allowance for equity funds used during construction	6.9	4.5	18.2	14.1
Other net periodic benefit income	1.9	1.7	5.5	4.9
Other income	3.4	3.6	8.6	22.0
Other expense	0.6	2.0	3.9	4.7
Interest expense	54.1	51.0	160.4	148.8
Income tax expense	45.7	41.8	71.8	64.6
Net income	$225.0	$246.1	$359.5	$377.8
Operating revenues by classification:
Residential	$422.8	$401.2	$898.1	$836.0
Commercial	288.8	243.8	626.1	538.2
Industrial	79.0	78.0	190.0	187.5
Oilfield	68.1	68.0	166.4	164.4
Public authorities and street light	86.8	82.2	198.6	182.4
System sales revenues	945.5	873.2	2,079.2	1,908.5
Provision for rate refund and tax refund	(43.5)	—	(43.5)	2.0
Integrated market	19.2	26.2	51.3	57.7
Transmission	36.6	35.6	114.7	106.9
Other	7.6	10.4	23.1	32.5
Total operating revenues	$965.4	$945.4	$2,224.8	$2,107.6
MWh sales by classification (In millions)
Residential	3.2	3.3	7.8	7.6
Commercial	3.2	2.6	7.8	6.5
Industrial	1.1	1.1	3.2	3.2
Oilfield	1.1	1.1	3.3	3.3
Public authorities and street light	0.9	0.9	2.4	2.3
System sales	9.5	9.0	24.5	22.9
Integrated market	0.2	0.3	0.6	0.7
Total sales	9.7	9.3	25.1	23.6
Number of customers	904,900	893,894	904,900	893,894
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.142	2.668	2.453	2.927
Coal	2.976	3.368	3.064	3.402
Total fuel	2.277	2.744	2.487	2.909
Total fuel and purchased power	3.448	3.430	2.953	2.887
Degree days (A)
Heating - Actual	—	—	1,812	1,926
Heating - Normal	19	19	2,155	2,155
Cooling - Actual	1,387	1,510	2,139	2,087
Cooling - Normal	1,268	1,268	1,831	1,831
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

OG&E's net income decreased $21.1 million, or 8.6 percent, and $18.3 million, or 4.8 percent, during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The following section discusses the primary drivers for the decrease in net income during the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

Operating revenues increased $20.0 million, or 2.1 percent, and increased $117.2 million, or 5.6 percent, during the three and nine months ended September 30, 2024, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Nine Months Ended
Fuel, purchased power and direct transmission expense (A)	$16.3	$60.0
Price variance (B)	10.7	24.7
New customer growth	9.4	17.3
Non-residential demand and related revenues (C)	7.6	20.6
Other	0.9	(0.3)
Wholesale transmission revenue	0.3	6.9
Industrial and oilfield sales	(0.6)	(3.2)
Guaranteed Flat Bill program (D)	(3.6)	(8.7)
Quantity impacts (includes weather) (E)	(21.0)	(0.1)
Change in operating revenues	$20.0	$117.2
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the periods are further detailed in the table below.
(B)
Increased primarily due to increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider.
(C)
Increased primarily due to initiating new customer service that includes a demand component.
(D)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.
(E)
Decreased primarily due to an 8.1 percent decrease in cooling degree days for the three months ended September 30, 2024.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $16.3 million, or 4.9 percent, and $60.0 million, or 8.4 percent, during the three and nine months ended September 30, 2024, respectively, primarily driven by the below factors.

(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(25.5)	$(18.3)
Purchased power costs:
Purchases from SPP (B)	9.2	34.3
Wind	1.5	3.8
Capacity (C)	21.9	29.2
Other	8.0	9.6
Transmission expense	1.2	1.4
Change in fuel, purchased power and direct transmission expense	$16.3	$60.0
(A)
Decreased during the three months ended September 30, 2024 primarily due to lower fuel costs related to the generating assets utilized during the period, and decreased during the nine months ended September 30, 2024 primarily due to lower fuel costs partially offset by an increase in MWhs generated related to the generating assets utilized during the period.
(B)
Increased during the three months ended September 30, 2024 primarily due to increased MWhs purchased, and increased during the nine months ended September 30, 2024 primarily due to higher market prices and increased MWhs purchased.
(C)
Increased during the three and nine months ended September 30, 2024 primarily due to capacity agreements in order for OG&E to meet its generation requirements.

Other operation and maintenance expense increased $8.1 million, or 6.6 percent, and $10.6 million, or 2.8 percent, during the three and nine months ended September 30, 2024, respectively, primarily due to an increase in various costs such as payroll and benefits, net of capitalized labor, and software expense, partially offset by the timing of vegetation management activities.

Depreciation and amortization expense increased $11.5 million, or 8.7 percent, and $30.9 million, or 8.2 percent, during the three and nine months ended September 30, 2024, respectively, primarily due to additional assets being placed into service and increased amortization of certain regulatory assets.

Allowance for equity funds used during construction increased $2.4 million, or 53.3 percent, and $4.1 million, or 29.0 percent, during the three and nine months ended September 30, 2024, respectively, primarily due to higher construction work in progress balances resulting from increased spending on new generation and information technology projects.

Other income decreased $12.0 million, or 54.1 percent, during the nine months ended September 30, 2024, primarily due to the carrying charge for the higher fuel under recovery balance in 2023.

Interest expense increased $3.1 million, or 6.1 percent, and $11.6 million, or 7.8 percent, during the three and nine months ended September 30, 2024, respectively, primarily due to the $200.0 million in borrowings under OG&E's revolving credit agreement during the second and third quarters of 2024, as well as the $350.0 million senior notes issuance in August 2024 and, with respect to the nine months ended September 30, 2024, interest expense also increased due to the $350.0 million senior notes issuance in April 2023. These borrowings were used to support OG&E's growing asset base.

Income tax expense increased $3.9 million, or 9.3 percent, and $7.2 million, or 11.1 percent, during the three and nine months ended September 30, 2024, respectively, primarily due to a decrease in state tax credits generated and lower amortization of unfunded deferred taxes, partially offset by lower pretax income.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Nine Months Ended
	September 30,		2024 vs. 2023
(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided from operating activities (A)	$683.2	$921.3	$(238.1)	(25.8)%
Net cash used in investing activities (B)	$(851.3)	$(955.0)	$103.7	(10.9)%
Net cash provided from (used in) financing activities (C)	$177.8	$(51.6)	$229.4	*

* Change is greater than 100 percent.

(A)
Changed primarily due to decreased cash received from customers, including cash related to fuel recoveries, and increased interest payments from recent debt issuances, partially offset by decreased vendor payments, including payments for fuel.
(B)
Changed primarily due to timing of power delivery projects.
(C)
Changed primarily due to OGE Energy's $350.0 million senior notes issuance in May 2024 and OG&E's $350.0 million senior notes issuance in August 2024, partially offset by a decrease in commercial paper borrowings.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at September 30, 2024 compared to December 31, 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $137.2 million, or 48.7 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2024 as compared to December 2023.

Fuel Inventories decreased $35.1 million, or 22.1 percent, primarily due to usage of coal and natural gas inventories exceeding purchases during the year.

Fuel Clause Under Recoveries increased $43.3 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Short-Term Debt decreased $284.0 million, or 56.9 percent, primarily due to OGE Energy's $350.0 million senior notes issuance in May 2024 and OG&E's $350.0 million senior notes issuance in August 2024, which were used to pay down short-term debt, and decreased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accrued Taxes increased $53.8 million, primarily resulting from the timing of payments for federal tax liabilities and ad valorem payments.

Accrued Interest increased $15.5 million, or 27.0 percent, primarily due to OGE Energy's $350.0 million senior notes issuance in May 2024 and OG&E's $350.0 million senior notes issuance in August 2024.

Long-Term Debt due within One Year increased $32.4 million, due to the reclassification of industrial authority bonds that are scheduled to mature in January 2025.

Other Current Liabilities increased $40.6 million, or 92.3 percent, primarily due to the reserve recorded on interim rates that were implemented in Oklahoma beginning July 1, 2024, which are subject to refund, as further discussed in Note 13 within "Item 1. Financials Statements."

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2024 through 2028 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2023 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2023 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. In May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in its 2024 IRP and is currently reviewing the proposals submitted in this process. OG&E intends to file for approval of generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at September 30, 2024.

(Dollars in millions)	September 30, 2024
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$944.4
Balance of cash and cash equivalents	$9.9

The following table presents information about OGE Energy's total short-term debt activity for the three and nine months ended September 30, 2024.

(Dollars in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Average balance of short-term debt	$291.8	$473.4
Weighted-average interest rate of average balance of short-term debt	5.59%	5.67%
Maximum month-end balance of short-term debt	$441.2	$755.7

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

On August 15, 2024, OG&E issued $350.0 million of 5.60 percent senior notes due April 1, 2053, bringing the aggregate total principal amount of this series of senior notes to $700.0 million. The proceeds from this issuance were added to OG&E's general funds to be used for repayment of short-term debt and borrowings under OG&E's revolving credit agreement, and to fund OG&E's capital investment program and working capital needs.

Refinance of Industrial Authority Bonds

On October 2, 2024, OG&E caused the refinancing of its Garfield industrial authority bonds, series due January 1, 2025. The $47.0 million in bonds are now due October 1, 2039, and will continue to be remarketed on a weekly basis.

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

Regional Haze

In July 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units would be included in Oklahoma's second Regional Haze implementation period evaluation of visibility impairment impacts to the Wichita Mountains. OG&E submitted an analysis of all potential control measures for NOx on these units to the ODEQ. The ODEQ submitted a revised SIP to the EPA on August 12, 2022. On June 28, 2024, the EPA entered into a consent decree which requires the EPA to propose action on the Oklahoma SIP no later than December 31, 2025 and take final action no later than December 31, 2026. It is unknown at this time what the outcome, or any potential material impacts, if any, will be from the evaluations by OG&E, the ODEQ and the EPA.

Mercury and Air Toxics Standards

On April 25, 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in May 2027. On May 8, 2024, a coalition of states, including Oklahoma, filed a challenge to the final rule in the D.C. Circuit Court and on June 7, 2024 filed a motion to stay the final rule which was ultimately denied. Subsequently, this coalition of states filed an emergency stay application with the U.S. Supreme Court on August 16, 2024. The U.S. Supreme Court denied the applications on October 4, 2024. It is unknown what potential material impacts, if any, will be from the final action by the EPA.

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

Significant litigation is underway, including a challenge by OG&E and a multi-state challenge joined by Oklahoma. Briefing in this challenge has begun in the D.C. Circuit.

On May 24, 2024, several groups of petitioners, including OG&E, which joined with Edison Electric Institute and three other declarants, filed motions for stay of the rule at the D.C. Circuit. The Court consolidated these motions and on July 19, 2024, denied all stay requests. On July 29, 2024, OG&E, jointly with Edison Electric Institute and another applicant, appealed the stay denial to the U.S. Supreme Court. Other industry and state petitioners, including Oklahoma, appealed the D.C. Circuit's stay denial to the U.S. Supreme Court as well. On October 16, 2024, the U.S. Supreme Court denied the stay request. The litigation on the merits, as referenced in the paragraph above, will continue at the D.C. Circuit. It is unknown what the outcome of the litigation will be, or potential material impacts, if any, it will have on these new emission standards and guidelines, but the Registrants continue to plan for compliance and, if the new emission standards and guidelines are implemented as adopted, such compliance costs would be material.

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

In September 2022, the USFWS published a proposal to list the Tricolored Bat as endangered under the Endangered Species Act. According to the proposal, the current known range of the Tricolored Bat extends to 36 states, including Oklahoma and Arkansas. A listing decision was expected by September 2024, however, to date no listing decision has been issued. OG&E is closely monitoring this issue due to possible future impacts; however, it is unknown at this time what, if any, material impacts will result from the USFWS action.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

During 2023, approximately 94 percent of the ash from OG&E's River Valley, Muskogee and Sooner facilities was recovered and reused off-site in various ways, including soil stabilization, landfill cover, road base construction and cement and concrete production. Reusing fly ash reduces the need to manufacture cement resulting in reductions in greenhouse gas emissions from cement and concrete production. Based on estimates from the American Coal Ash Association, OG&E fly ash reuse helped avoid over 3.5 million tons of CO2 emissions in the last 16 years.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. In April 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On April 25, 2024, the EPA released the final supplemental effluent limitations guidelines rule. OG&E has completed installation of dry bottom ash handling technology at an affected facility and is evaluating options at another affected facility to comply with the final rule by the December 31, 2029 compliance date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01

Supplemental Indenture No. 24 dated as of April 3, 2023 between OG&E and BOKF, NA, as trustee, creating the OG&E Senior Notes (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 3, 2023 (File No. 1-1097) and incorporated by reference herein).

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

November 4, 2024