Form 10-K
period 2024-12-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2025-02-19
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At June 28, 2024, the last business day of OGE Energy Corp.'s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $7,170,961,289 based on the number of shares held by non-affiliates (200,867,263) and the reported closing market price of the common stock on the New York Stock Exchange on such date of $35.70.

At June 30, 2024, there was no voting or non-voting common equity of Oklahoma Gas and Electric Company held by non-affiliates.

At January 31, 2025, there were 201,148,883 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At January 31, 2025, there were 40,378,745 shares of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for OGE Energy Corp.'s 2025 annual meeting of shareowners is incorporated by reference into Part III of this Form 10-K.

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

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2023 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2023
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership formed to own and operate the midstream businesses of OGE Energy and CenterPoint Energy, Inc. (prior to December 2, 2021)
Energy Transfer	Energy Transfer LP, a Delaware limited partnership, collectively with its subsidiaries
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
kV	Kilovolt
MRG	Member Resource Group
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
OSHA	U.S. Department of Labor's Occupational Safety and Health Administration
Other operations	Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations
Pension Plan	Qualified defined benefit retirement plan
PM	Particulate matter
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOFR	Secured Overnight Funding Rate
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
USFWS	United States Fish and Wildlife Service
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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
•
the cost of protecting assets against, or damage due to, terrorism or cyberattacks, including the Registrants losing control of their assets and potential ransoms, and other catastrophic events;
•
the availability, cost, coverage and terms of insurance;
•
changes in the use, perception or regulation of generative artificial intelligence technologies, which could limit the Registrants' ability to utilize such technology, create risk of enhanced regulatory scrutiny, generate uncertainty around intellectual property ownership, licensing or use, or which could otherwise result in risk of damage to our business, reputation or financial results;
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

OGE Energy is focused on:

•
strengthening and securing the energy grid to improve reliability and resiliency for all customers;
•
maintaining customer rates that are among the lowest rates in the country by continuing to focus on innovation, intellectual curiosity, and execution with excellence;
•
delivering top-quartile safety results as it expands capacity of the energy grid with a balanced mix of cost-effective and proven generation technologies to meet unprecedented demand for electricity;
•
transforming the customer experience through personalized products, programs, services, and self-service technology by centering decisions on customer impact;
•
driving economic development and job growth by attracting new and diverse businesses to improve the communities it serves in Oklahoma and Arkansas;
•
delivering on earnings commitments to shareholders to enhance access to lower-cost debt and equity capital that is needed to deploy infrastructure for the long-term economic health of its communities;
•
fostering strong regulatory and legislative relationships, built on integrity, for the long-term benefit of our customers, communities, shareholders and members; and
•
developing and growing our members to provide a greater contribution to the company's success, as they improve their own lives and deliver improved value to communities, customers, and shareholders.

OGE Energy creates long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. In the next five years, OGE Energy expects to continue to grow the dividend, targeting a dividend payout ratio of 65 to 70 percent. Over the next several years, OGE Energy expects earnings per share growth to exceed the dividend growth rate to help achieve this target. OGE Energy's financial objectives also include maintaining investment grade credit ratings and providing a strong and reliable dividend for shareholders.

OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, strengthening the energy grid, investing in proven technologies to meet generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities.

Electric Operations - OG&E

General

OG&E provides retail electric service to approximately 907,000 customers in Oklahoma and western Arkansas throughout a service area that covers 30,000 square miles including Oklahoma City, the largest city in Oklahoma, Fort Smith, Arkansas, the third largest city in that state, and other large communities with their contiguous rural and suburban areas. OG&E derived 92 percent of its total electric operating revenues in 2024 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

In 2024, OG&E's system control area peak demand was 7,435 MWs on August 18, 2024, and OG&E's load responsibility peak demand was 6,669 MWs on August 18, 2024. The following table presents system sales and variations in system sales for 2024, 2023 and 2022.

Year Ended December 31	2024	2024 vs. 2023	2023	2023 vs. 2022	2022
System sales (Millions of MWh)	32.0	7.7%	29.7	(1.0)%	30.0

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. OG&E is committed to a balanced energy mix of proven and cost-effective technologies, while advancing innovative technologies that show promise. OG&E's ability to maintain relatively low cost, efficient and reliable operations is a significant determinant of its competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY

CERTAIN OPERATING STATISTICS

Year Ended December 31	2024	2023	2022
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	14.7	13.3	13.6
Purchased	19.6	18.8	19.0
Total generated and purchased	34.3	32.1	32.6
OG&E use, free service and losses	(1.5)	(1.6)	(1.5)
Electric energy sold	32.8	30.5	31.1
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.8	9.6	10.4
Commercial	10.5	8.5	7.8
Industrial	4.2	4.2	4.3
Oilfield	4.4	4.4	4.4
Public authorities and street light	3.1	3.0	3.1
System sales	32.0	29.7	30.0
Integrated market	0.8	0.8	1.1
Total sales	32.8	30.5	31.1
ELECTRIC OPERATING REVENUES (In millions)
Residential	$1,148.5	$1,040.4	$1,307.0
Commercial	839.1	688.4	818.3
Industrial	254.1	240.5	327.5
Oilfield	227.7	211.9	308.8
Public authorities and street light	262.0	234.9	299.0
System sales revenues	2,731.4	2,416.1	3,060.6
Provision for rate refund and tax refund	(3.0)	2.0	(1.2)
Integrated market	74.5	71.6	163.8
Transmission	152.9	143.0	131.7
Other	29.5	41.6	20.8
Total operating revenues	$2,985.3	$2,674.3	$3,375.7
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of year)
Residential	772,140	762,433	756,751
Commercial	107,943	106,787	105,018
Industrial	2,273	2,377	2,464
Oilfield	6,644	6,739	6,791
Public authorities and street light	17,952	17,766	17,735
Total customers	906,952	896,102	888,759

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2024, 87 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and five percent to the FERC.

The OCC and the APSC require that, among other things, (i) OGE Energy permits the OCC and the APSC access to the books and records of OGE Energy and its affiliates relating to transactions with OG&E; (ii) OGE Energy employs accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) OGE Energy refrains from pledging OG&E assets or income for affiliate transactions. In addition, the FERC has access to the books and records of OGE Energy and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

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

Arkansas

OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E's current rate order from the APSC includes a formula rate rider that provides for an annual adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the test period. The initial term for the formula rate rider has expired; however, the APSC ruled that OG&E was able update to its formula rate rider with the last adjustment to rates occurring in April 2024. Subsequent to the April 2024 update, the formula rate rider will continue until new rates are set in a future general rate review.

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

Fuel Supply and Generation

The following table presents the OG&E-generated energy produced and purchased, by type, for the last three years.

	Generation Mix (A)
	2024	2023	2022
Natural gas	74%	75%	60%
Coal	18%	16%	30%
Renewable	8%	9%	10%
Total	100%	100%	100%
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

The following table presents the weighted-average cost of fuel used, by type, for the last three years.

	Fuel Cost (A) (In cents/Kilowatt-Hour)
	2024	2023	2022
Natural gas	2.640	2.976	7.032
Coal	3.083	3.385	3.253
Renewable	—	—	—
Total	2.637	2.926	5.480
(A)
Total fuel and purchased power weighted-average cost was 3.139, 2.837 and 5.096 cents per kilowatt-hour in 2024, 2023 and 2022, respectively.

The change in the weighted average cost of fuel in 2024 compared to 2023 and in 2023 compared to 2022 was primarily due to lower natural gas prices. Fuel costs are generally recoverable through OG&E's fuel adjustment clauses that are approved by the OCC and the APSC. See Notes 1 and 14 within "Item 8. Financial Statements and Supplementary Data" for further discussion.

The following table presents OG&E's total MWs of generation capability by fuel type for 2024.

	Generation Capability	Percent of Total
Natural gas	4,560	65.9%
Coal	1,559	22.5%
Dual fuel generation (coal/gas)	321	4.6%
Wind	449	6.5%
Solar	32	0.5%
Total	6,921	100%

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

Coal

OG&E's coal-fired units are designed to burn primarily low sulfur western sub-bituminous coal. The coal purchased in 2024 had a weighted average sulfur content of 0.23 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.15 lbs. of SO2 per MMBtu.

For 2025 through 2027, OG&E has coal supply agreements for 100 percent of its expected coal requirements for the Sooner, Muskogee and River Valley facilities. In 2024, OG&E purchased 1.9 million tons of coal from its sub-bituminous suppliers. See "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

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

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. The Registrants cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause them to incur significant costs. In the meantime, the Registrants continue to have obligations to take or complete action under current environmental rules.

Management continues to evaluate the Registrants' compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market but at the current time, based on existing rules, does not expect capital expenditures for environmental control facilities to be material for 2025 or 2026. For further discussion of environmental matters and capital expenditures related to environmental factors that may affect the Registrants, see "2024 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Human Capital Management

Our company fulfills a critical role in the nation's electric utility infrastructure. In order to do so, we need to attract, retain, motivate and develop a high quality, diverse workforce and provide a safe, inclusive and productive work environment for everyone. Our company's core values are teamwork, transparency, respect, integrity, public service, and individual safety and well-being. Our company's core beliefs are unleash potential, live safely, achieve together, create shared trust, value diversity and inclusion, take charge and values matter. We believe that our company's values and beliefs serve as a foundation for our relationships with our employees, who we refer to internally as "members" of the Registrants. These core values and beliefs are reinforced to all members at the time of hire, annually through a review of our Code of Ethics and periodically through small and large group meetings. We believe the efforts described herein, among others, contribute to our members' sense of purpose for the work we perform and result in the retention of our members. This belief is supported by OGE Energy being included on Forbes Best Employers in Oklahoma list in 2024 based on safety of work environment, competitiveness of compensation, opportunities for advancement, openness to telecommuting and how likely members would be to recommend OGE Energy as an employer. At December 31, 2024, the Registrants had 2,291 full-time employees.

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

OGE Energy, like many electric companies across the country, is planning for and managing the effects of turnover of our workforce due to a significant number of retirements occurring now and expected during the next five to ten years. This will also be a period impacted by major transformation of our business through technology investments, regulatory changes to our electric generation portfolio and upgrades to our distribution infrastructure. Management engages in ongoing succession planning discussions, which includes the annual involvement of OGE Energy's Board of Directors as it relates to officer succession planning.

OGE Energy conducts and/or participates in employee engagement surveys to seek feedback from its members on a variety of topics, including understanding of and alignment with the company's strategy, objectives, values and beliefs, management practices, operational performance and the employee value proposition. OGE Energy shares the survey results with members, and senior management incorporates the results of the surveys into their action plans in order to respond to the feedback and further enhance member engagement. In 2024, OG&E was named a Top Workplace in the Energy and Utilities sector as a result of an employee engagement survey conducted by a third party.

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

To achieve our vision of safety excellence, our health and safety professionals, supervisors and Safety Task Force teams conduct routine work observations to verify members and contractors are following safety protocols and procedures and provide coaching, if necessary. To further drive improvements in our safety performance, we report and analyze all near misses and incidents to understand the causal factors and associated corrective actions necessary to reduce the likelihood of recurrence. We share what we have learned companywide to provide real-time learning opportunities for all members. We continue to analyze trends and engage in discussions with our members, creating a dialogue to enhance safety performance and work toward our incident and injury-free workplace. Our focus on safety has contributed to the last nine years being the safest in our 122-year history. We track our safety performance and benchmark ourselves to a peer utility group, and in 2024, our safety performance ranked first in such peer group.

Since the inception of our safety principle that all incidents and injuries are preventable and embracing our incident and injury free vision, we have seen a sustained decline in our injury rate. We have reduced our 5-year averages for OSHA recordable injuries by 67 percent and our Days Away, Restricted, Transfer Rate by 76 percent since our 2011 baseline. The Days Away, Restricted, Transfer rate is an OSHA calculation that determines how safe businesses have been in a calendar year in reference to particular types of worker compensation injuries.

OG&E is subject to a number of federal, state and local regulations, which are administered by a variety of agencies. These agencies cover areas such as health and safety, transportation and the environment. OG&E has processes and procedures for these areas, and we believe we are in material compliance with all applicable regulations.

Employee and Community Integration

We strive to reinforce the belief that our members are one of our greatest assets by creating a culture of inclusion throughout the company. One of our core beliefs is to "Value Diversity and Inclusion," which to us means that we embrace the uniqueness of each individual to make us a stronger and more resourceful organization.

Within our overall recruitment and retention efforts, we are focused on fostering a culture of inclusion so that the company's workforce represents the communities we serve. Supporting a workplace where we share ideas and leverage our different experiences and perspectives results in business decisions that address the needs of our various stakeholders. Our collaborative culture encourages creative and innovative thinking, embraces ideas from all our members, and enables us to grow our business, members, and communities.

Several of the talent pipeline partnerships referenced above are with organizations and trade schools that help integrate into our Company the rich diversity of our communities. We continue working with others to recruit students to their programs who represent these communities, which can lead to potential employment for our positions. We have also formed relationships with universities to provide scholarships to students with diverse backgrounds and have focused on hiring individuals transitioning out of the military.

The company currently has ten employee-led MRGs supporting Asian American & Pacific Islander, Black, Hispanic, Indigenous People, LGBTQ+, Veteran, and Women members along with new members, those dedicated to public service and to wellness. All groups are voluntary and inclusive. Each MRG selects an officer of the company to serve as its Executive Sponsor. These MRGs are intended to foster a sense of belonging for all members, inspire conversation, introduce new ways of thinking about issues, drive innovation among our diverse population of members and provide an opportunity for professional development, community involvement and recruitment.

Information About the Registrants' Executive Officers

The following table presents the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrants as of February 18, 2025:

Name	Age	Current Title and Business Experience
Sean Trauschke	57	2020 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
Charles B. Walworth	50	2024 - Present:	Chief Financial Officer and Treasurer of OGE Energy Corp.
		2024:	Interim Chief Financial Officer and Treasurer of OGE Energy Corp.
		2020 - 2024:	Treasurer of OGE Energy Corp.
Sarah R. Stafford	43	2020 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Donnie O. Jones	58	2020 - Present:	Vice President - Utility Operations of OG&E
David A. Parker	48	2020 - Present:	Vice President - Technology, Data and Security of OG&E
		2020:	Director Enterprise Security and Risk of OGE Energy Corp.
William H. Sultemeier	57	2022 - Present:	General Counsel, Corporate Secretary and Chief Compliance Officer of OGE Energy Corp.
		2020 - 2022:	General Counsel and Chief Compliance Officer of OGE Energy Corp.

No family relationship exists between any of the Executive Officers of the Registrants. Messrs. Trauschke, Walworth, Sultemeier and Ms. Stafford are also officers of OG&E. Each Executive Officer is to hold office until the next annual election of officers by the Board of Directors which is typically accomplished at the first regular board meeting following the Annual Meeting of Shareholders, currently scheduled for May 15, 2025.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2, could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. Rules from the EPA to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under the Clean Air Act Section 111 were finalized in 2024, but the rules still might change before implementation. For example, as detailed further below, power plant-specific rules are currently under judicial review and could ultimately be upheld, modified, or overturned. In addition, legislation reflecting a focus on reducing greenhouse gas emissions may potentially be introduced in Congress. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Such changes also could affect the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

Recent environmental regulations may also impact our plan to comply with potential additional changes to the SPP’s planning reserve margin and, as further discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data," recent changes to the resource capacity accreditation methodologies for both thermal and renewable resources. Both changes may increase OG&E's generation capacity needs. We may be constrained by the ability to procure resources or labor that is needed to construct projects on time and at a reasonable price, which could significantly impact the extent to which we can successfully comply with these proposed environmental regulations and SPP requirements.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry practices. These activities are subject to stringent and complex federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance or other regulatory mechanisms, or certain insurance may be unavailable to us. If regulations are enacted regarding any of our generating units, as listed in "Item 2. Properties," it could potentially result in stranded assets.

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

Potential regulation associated with climate change legislation could pose financial risks to OGE Energy and its affiliates. Potential legislation and regulation as discussed above, could result in enforceable greenhouse gas emission reduction requirements that could lead to increased compliance costs for OGE Energy and its affiliates. For example, in May 2024, the EPA finalized rules to reduce emissions of greenhouse gases from fossil fuel-fired electric generating units under Clean Air Act Section 111 for both new units and existing units. However, as detailed further below, these power plant-specific rules are currently under judicial review and could ultimately be upheld, modified, or overturned. For further discussion, see "Environmental Laws and Regulations" within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." It is unknown what the outcome, or any potential material impacts, if any, will be from the litigation or any final action by the EPA.

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

Our business plan calls for extensive investments in capital improvements and additions in OG&E, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. The Infrastructure Investment and Jobs Act and Inflation Reduction Act present opportunities for federal grants and tax incentives intended to hasten the future economy-wide deployment of various greenhouse gas emission reducing technologies and approaches. We have been awarded grant funds for specific projects through the Infrastructure Investment and Jobs Act, and we plan to pursue additional opportunities available to us under this Act, however, under the Trump Administration, the status of additional funding under these Acts is unclear at this time. We expect to typically be responsible for any project costs not covered by grants on further investments related to this Act. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment.

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

The occurrence of any of these events, if not fully covered by insurance or if insurance is not available to us, could have a material effect on our financial position and results of operations. Further, when unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation, or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

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

Physical risks from climate change can be considered in both acute (event-driven) and chronic (longer-term shifts in climate patterns) terms. The effects of climate change could exacerbate physical changes in weather and the extreme weather events discussed above, including prolonged droughts, rise in temperatures and more extreme weather events like wildfires and ice storms, among other weather impacts. We have observed some of these events in recent years, and the trend could continue. OG&E is committed to strengthening and securing our energy grid and infrastructure against extreme weather by upgrading physical infrastructure, deploying advanced monitoring technologies and devices, and enhancing emergency preparedness and response plans. These measures aim to ensure reliable service and rapid recovery during severe weather events. OG&E can incur significant restoration costs as a result of these weather events. If OG&E is unable to recover any of these increased costs in rates, either due to increased investments or restoration costs, it could have a material adverse effect on our financial performance.

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

OGE Energy is a holding company and thus its primary asset is its subsidiary, OG&E. Substantially all of OGE Energy's operations are conducted by this subsidiary. Consequently, OGE Energy's operating cash flow and its ability to pay dividends and service its indebtedness are dependent upon the operating cash flow of OG&E and the payment of funds by OG&E to OGE Energy in the form of dividends. At December 31, 2024, OGE Energy and OG&E had outstanding indebtedness and other liabilities of $9.1 billion. OG&E is a separate legal entity that has no obligation to pay any amounts due on OGE Energy's indebtedness or to make any funds available for that purpose. In addition, OG&E's ability to pay dividends to OGE Energy depends on any statutory and contractual restrictions that may be applicable to the entity, which may include requirements to maintain minimum levels of working capital and other assets. Claims of creditors, including general creditors, of OG&E on its assets will generally have priority over OGE Energy claims (except to the extent that OGE Energy may be a creditor and its claims are recognized) and claims by OGE Energy shareholders.

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

Our operations have been and are affected by local, national and worldwide economic conditions. National and global events could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, interest rate fluctuations, supply chain disruptions, potential tariffs and economic recessions, which in turn affect our operations and our customers. OG&E has experienced rising costs to produce electricity through increased fuel prices, raw material inflation, logistical challenges and certain component shortages. We are dependent upon others, such as fuel suppliers and transporters and suppliers for our capital projects, to help execute our operations. Supply chain disruption has resulted, and may continue to result, in delays in construction activities and equipment deliveries related to our capital projects.

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

In the regular course of our business, we handle a range of sensitive security and customer information. We are subject to numerous laws and rules concerning safeguarding and maintaining the confidentiality of this information. A significant security breach of our information systems due to theft, ransomware, viruses, increased use of artificial intelligence technologies, denial of service, hacking, acts of war or terrorism, or inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on our financial position, results of operations and cash flows.

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

We maintain property, casualty and cybersecurity insurance that may cover certain resultant cyber and physical damage or third-party injuries caused by potential cyber events. However, damage and claims arising from such incidents may exceed the amount of any insurance available, certain insurance may be unavailable to us, and other damage and claims arising from such incidents may not be covered at all. For these reasons, a significant cyber incident could reduce future net income and cash flows and impact financial condition.

The failure of our technology infrastructure, or the failure to enhance existing technology infrastructure and implement new technology, including potential generative artificial intelligence, could adversely affect our business.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is higher than the national average. Over the next three years, 26.2 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Beginning December 2022, the Registrants began utilizing SOFR for their credit facility reference rate. SOFR is a relatively new reference rate and we have been using it for only a relatively short period of time and, accordingly, we do not have much historical rate information. The use of SOFR or transition to other alternative rates, whether in connection with borrowings under the current credit facilities, or borrowings under replacement facilities or lines of credit, could expose the Registrants' future borrowings to less favorable rates. If the use of SOFR, or other alternative rates, results in increased alternative interest rates or if the Registrants' lenders have increased costs due to such changes, then the Registrants' debt that uses benchmark rates could be affected and, in turn, the Registrants' cash flows and interest expense could be adversely impacted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

In the regular course of business, the Registrants handle a range of sensitive security and customer information. The Registrants are subject to numerous laws and rules concerning safeguarding and maintaining the confidentiality of this information. The Registrants utilize a risk-based, comprehensive, systematic and layered approach to cybersecurity risk, which helps them to continually assess, identify and manage enterprise-wide material cybersecurity risks. This comprehensive approach to protecting the Registrants’ assets, employees, and data - including customer information - utilizes a defense-in-depth approach, which enables the Registrants to continually evaluate enterprise-wide cyber and physical security risks. The Registrants’ defense-in-depth methodology is based on leading cybersecurity frameworks, including:

•
U.S. Department of Energy’s Cybersecurity Capability Maturity Model standard,
•
National Institute of Standards and Technology Cybersecurity Framework, and, particularly for the bulk electric system,
•
North American Electric Reliability Corporation’s Critical Infrastructure Protection Standards.

In addition, the Registrants’ cybersecurity team regularly coordinates with industry peers, the Edison Electric Institute, and state and federal agencies to improve threat intelligence, situational awareness, and security practices.

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

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 18 generating stations with an aggregate capability of 6,921 MWs at December 31, 2024. The following table presents information with respect to OG&E's electric generating facilities. Unless otherwise indicated, these electric generating facilities are located in Oklahoma.

Station & Unit			Year Installed	Unit Design Type	Fuel Capability	2024 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Seminole	1		1971	Steam-Turbine	Gas	9.0%	500
	2		1973	Steam-Turbine	Gas	15.8%	513
	3		1975	Steam-Turbine	Gas	28.8%	508	1,521
Muskogee	4		1977	Steam-Turbine	Gas	23.0%	498
	5		1978	Steam-Turbine	Gas	37.7%	491
	6		1984	Steam-Turbine	Coal	11.2%	521	1,510
Sooner	1		1979	Steam-Turbine	Coal	18.8%	519
	2		1980	Steam-Turbine	Coal	20.0%	519	1,038
Horseshoe Lake	5A	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	6.0%	33
	5B	(B)	1971	Combustion-Turbine	Gas/Jet Fuel	3.9%	31
	8		1969	Steam-Turbine	Gas	14.3%	377
	9		2000	Combustion-Turbine	Gas	26.8%	45
	10		2000	Combustion-Turbine	Gas	9.2%	46	532
Redbud (C)	1		2003	Combined Cycle	Gas	45.2%	156
	2		2003	Combined Cycle	Gas	41.2%	154
	3		2003	Combined Cycle	Gas	40.6%	154
	4		2003	Combined Cycle	Gas	48.5%	155	619
Mustang	6		2018	Combustion-Turbine	Gas	—	57
	7		2018	Combustion-Turbine	Gas	0.2%	56
	8		2017	Combustion-Turbine	Gas	17.3%	58
	9		2018	Combustion-Turbine	Gas	21.6%	57
	10		2018	Combustion-Turbine	Gas	30.6%	55
	11		2018	Combustion-Turbine	Gas	30.7%	58
	12		2018	Combustion-Turbine	Gas	—	57	398
McClain (D)	1		2001	Combined Cycle	Gas	42.9%	375	375
Frontier	1		1989	Combined Cycle	Gas	66.4%	126	126
River Valley	1		1991	Steam-Turbine	Coal/Gas	22.1%	161
	2		1991	Steam-Turbine	Coal/Gas	22.6%	160	321
Total Generating Capability (all stations, excluding renewable)								6,440
(A)
2024 Capacity Factor = 2024 Net Actual Generation / (2024 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,784 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.
(B)
Represents units located at Tinker Air Force Base that are maintained by Horseshoe Lake.
(C)
Represents OG&E's 51 percent ownership interest in the Redbud Plant.
(D)
Represents OG&E's 77 percent ownership interest in the McClain Plant.

In 2024, OG&E retired Unit 7 located at the Horseshoe Lake station.

Renewable					2024
Station	Year Installed	Location	Number of Units	Fuel Capability	Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
Crossroads	2011	Canton, OK	98	Wind	15.9%	2.30	228
Centennial	2007	Laverne, OK	80	Wind	16.1%	1.50	120
OU Spirit	2009	Woodward, OK	44	Wind	15.3%	2.30	101
Mustang	2015	Oklahoma City, OK	90	Solar	21.0%	< 0.1	2
Covington	2018	Covington, OK	4	Solar	20.2%	2.5	10
Choctaw Nation	2020	Durant, OK	2	Solar	21.2%	2.5	5
Chickasaw Nation	2020	Davis, OK	2	Solar	23.9%	2.5	5
Branch	2021	Branch, AR	2	Solar	22.6%	2.5	5
Durant 2	2022	Durant, OK	2	Solar	24.0%	2.5	5
Total Generating Capability (renewable)							481
(A)
2024 Capacity Factor = 2024 Net Actual Generation / (2024 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,784 Hours)). Capacity Factors are impacted by events that reduce Net Actual Generation such as outages.

The following table presents certain operating data relating to the OG&E's electricity transmission and distribution assets at December 31, 2024.

	Oklahoma	Arkansas
Transmission system:
Substations	55	7
Total capacity (million kV-amps)	15.3	2.9
Structure miles - lines	5,208	347
Distribution system:
Substations	351	30
Total capacity (million kV-amps)	11.0	1.0
Structure miles - overhead	29,727	2,810
Miles of underground conduit	3,391	290
Miles of underground conductors	11,863	761

During the three years ended December 31, 2024, both Registrants' gross property, plant and equipment (excluding construction work in progress) additions were $2.9 billion, and gross retirements were $521.6 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings and commercial paper), long-term borrowings and permanent financings. The additions during this three-year period amounted to 17.6 percent of gross property, plant and equipment (excluding construction work in progress) for both Registrants at December 31, 2024.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

OGE Energy's common stock is listed for trading on the New York Stock Exchange under the ticker symbol "OGE." At December 31, 2024, there were 11,091 holders of record of OGE Energy's common stock.

Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.

Performance Graph

The below graph shows a five-year comparison of cumulative total returns for OGE Energy's common stock, the S&P 500 Index and the S&P 1500 Composite Utilities Sector Index. The graph assumes that the value of the investment in OGE Energy's common stock and each index was $100 as of December 31, 2019, and that all dividends were reinvested.

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

Recent Developments

OG&E's Regulatory Matters

On November 26, 2024, the OCC issued an interim order approving the settlement agreement in OG&E's most recent rate review. The settlement included a base rate revenue increase of $126.7 million, effective July 1, 2024. OG&E also submitted its final 2024 IRP for Oklahoma and Arkansas in March 2024 and is currently reviewing proposals submitted in this process. These matters, as well as other regulatory matters, are discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data."

Summary of OGE Energy 2024 Operating Results Compared to 2023

OGE Energy's net income was $441.5 million, or $2.19 per diluted share, in 2024 as compared to $416.8 million, or $2.07 per diluted share, in 2023. The increase in net income of $24.7 million, or $0.12 per diluted share, in 2024 as compared to 2023 is further discussed below.

•
An increase in net income at OG&E of $43.5 million, or $0.21 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven primarily by load growth and recovery of capital investments, partially offset by higher depreciation and amortization expense driven by additional assets being placed into service, higher income tax expense, higher interest expense driven by borrowings under OG&E's revolving credit agreement and senior notes issuances in August 2024 and April 2023, and lower other income.
•
An increase in net loss of other operations (holding company) of $18.8 million, or $0.09 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by borrowings under OGE Energy's revolving credit agreement and OGE Energy's senior notes issuance in May 2024, as well as lower net other income.

A more detailed discussion regarding the financial performance for the year ended December 31, 2024 as compared to December 31, 2023 can be found under "Results of Operations" below. A discussion of the financial performance for the year ended December 31, 2023 compared to December 31, 2022 for OGE Energy and OG&E can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrants' 2023 Form 10-K.

2025 Outlook

Key assumptions for the 2025 outlook are discussed below.

OGE Energy is projected to earn approximately $447 million to $471 million, or $2.21 to $2.33 per average diluted share, with a midpoint of $459 million, or $2.27 per average diluted share in 2025 and is based off the following assumptions:

•
OGE Energy forecasts earnings for OG&E of $491 million, or $2.43 per average diluted share;
•
OGE Energy forecasts a loss of $32 million for other operations (primarily the holding company), or a loss of $0.16 per average diluted share;
•
OG&E experiences normal weather patterns for the year; OG&E has significant seasonality in its earnings; OG&E typically shows minimal earnings in the first and fourth quarters with a majority of its earnings in the third quarter due to the seasonal nature of air conditioning demand;
•
total retail load growth of approximately 7.5 percent to 9.5 percent;
•
operating expenses of approximately $1.205 billion to $1.217 billion, with operation and maintenance expenses comprising approximately 44 percent of the total;
•
net interest expense of approximately $281 million to $284 million which assumes a $15 million allowance for borrowed funds used during construction reduction to interest expense, and assumes a debt issuance at OG&E of $300 million to $350 million;
•
other income of approximately $16 million including $18 million of allowance for equity funds used during construction;
•
an effective consolidated tax rate of approximately 16.5 percent; and
•
approximately 202.1 million average diluted shares outstanding.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the years ended December 31, 2024 and 2023 and the Registrants' financial positions at December 31, 2024 and 2023. The following information should be read in conjunction with the financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

OGE Energy	Year Ended December 31,
(In millions except per share data)	2024	2023
Net income	$441.5	$416.8
Basic average common shares outstanding	200.8	200.3
Diluted average common shares outstanding	201.3	200.9
Basic earnings per average common share	$2.20	$2.08
Diluted earnings per average common share	$2.19	$2.07
Dividends declared per common share	$1.6789	$1.6646

Results by Business Segment

	Year Ended December 31,
(In millions)	2024	2023
Net income:
OG&E (Electric Company)	$469.9	$426.4
Other operations	(28.4)	(9.6)
OGE Energy net income	$441.5	$416.8

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's consolidated financial statements.

OG&E (Electric Company)

Year Ended December 31 (Dollars in millions)	2024	2023
Operating revenues	$2,985.3	$2,674.3
Fuel, purchased power and direct transmission expense	1,076.4	911.7
Other operation and maintenance	514.1	505.0
Depreciation and amortization	539.5	506.6
Taxes other than income	109.7	99.4
Operating income	745.6	651.6
Allowance for equity funds used during construction	25.5	19.4
Other net periodic benefit income (expense)	(1.6)	6.5
Other income	12.5	23.9
Other expense	4.5	6.3
Interest expense	214.4	199.9
Income tax expense	93.2	68.8
Net income	$469.9	$426.4
Operating revenues by classification:
Residential	$1,148.5	$1,040.4
Commercial	839.1	688.4
Industrial	254.1	240.5
Oilfield	227.7	211.9
Public authorities and street light	262.0	234.9
System sales revenues	2,731.4	2,416.1
Provision for rate refund and tax refund	(3.0)	2.0
Integrated market	74.5	71.6
Transmission	152.9	143.0
Other	29.5	41.6
Total operating revenues	$2,985.3	$2,674.3
MWh sales by classification (In millions)
Residential	9.8	9.6
Commercial	10.5	8.5
Industrial	4.2	4.2
Oilfield	4.4	4.4
Public authorities and street light	3.1	3.0
System sales	32.0	29.7
Integrated market	0.8	0.8
Total sales	32.8	30.5
Number of customers	906,952	896,102
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.640	2.976
Coal	3.083	3.385
Total fuel	2.637	2.926
Total fuel and purchased power	3.139	2.837
Degree days (A)
Heating - Actual	2,791	3,092
Heating - Normal	3,568	3,568
Cooling - Actual	2,313	2,215
Cooling - Normal	1,893	1,893
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

OG&E's net income increased $43.5 million, or 10.2 percent, in 2024 as compared to 2023. The following section discusses the primary drivers for the increase in net income in 2024 as compared to 2023.

Operating revenues increased $311.0 million, or 11.6 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$164.7
Price variance (B)	104.3
Non-residential demand and related revenues (C)	28.1
New customer growth	22.0
Wholesale transmission revenue	8.5
Other	(0.1)
Quantity impacts (includes weather)	(1.6)
Industrial and oilfield sales	(3.2)
Guaranteed Flat Bill program (D)	(11.7)
Change in operating revenues	$311.0
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)
Increased primarily due to new rates effective July 1, 2024 resulting from the Oklahoma general rate review interim order received in November 2024 and increased recovery through rider mechanisms, such as the Storm Cost Recovery Rider.
(C)
Increased primarily due to initiating new customer service that includes a demand component.
(D)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $164.7 million, or 18.1 percent, primarily driven by the below factors.

(In millions)	$ Change
Fuel expense (A)	$(1.6)
Purchased power costs:
Purchases from SPP (B)	119.1
Capacity (C)	29.2
Wind	5.4
Other	9.6
Transmission expense	3.0
Change in fuel, purchased power and direct transmission expense	$164.7
(A)
Decreased primarily due to lower fuel costs related to the generating assets utilized during 2024.
(B)
Increased primarily due to higher market prices and increased MWhs purchased during 2024.
(C)
Increased primarily due to capacity agreements in order for OG&E to meet generation requirements.

Other operation and maintenance expense increased $9.1 million, or 1.8 percent, primarily due to an increase in various costs such as software expense, contract technical and construction services, and payroll and benefits, net of capitalized labor.

Depreciation and amortization expense increased $32.9 million, or 6.5 percent, primarily due to additional assets being placed into service and increased amortization of certain regulatory assets, partially offset by a decrease in depreciation expense due to new depreciation rates effective as of July 1, 2024 resulting from the Oklahoma general rate review interim order received in November 2024.

Allowance for equity funds used during construction increased $6.1 million, or 31.4 percent, primarily due to higher construction work in progress balances resulting from increased spending on new generation and information technology projects.

Other net periodic benefit expense changed $8.1 million, primarily due to higher pension expense driven by changes to the level of pension expense included in base rates, effective July 1, 2024, as approved in the Oklahoma general rate review interim order received in November 2024.

Other income decreased $11.4 million, or 47.7 percent, primarily due to the carrying charge for the higher fuel under recovery balance in 2023.

Interest expense increased $14.5 million, or 7.3 percent, primarily due to the $200.0 million in borrowings under OG&E's revolving credit agreement during the second and third quarters of 2024, the $350.0 million senior notes issuance in August 2024, and the $350.0 million senior notes issuance in April 2023. These borrowings were used to support OG&E's growing asset base. The increase in interest expense was partially offset by an increase in allowance for borrowed funds used during construction primarily due to higher construction work in progress balances resulting from increased spending on new generation and information technology projects.

Income tax expense increased $24.4 million, or 35.5 percent, primarily due to higher pretax income and a decrease in state tax credits generated.

Liquidity and Capital Resources

Cash Flows

OGE Energy

Year Ended December 31 (In millions)	2024	2023	$ Change	% Change
Net cash provided from operating activities (A)	$812.8	$1,232.3	$(419.5)	(34.0)
Net cash used in investing activities (B)	$(1,161.2)	$(1,272.1)	$110.9	(8.7)
Net cash provided from (used in) financing activities (C)	$348.8	$(48.1)	$396.9	*

* Change is greater than 100 percent.

(A)
Changed primarily due to decreased cash received from customers, including cash related to fuel recoveries, and increased interest payments from recent debt issuances, partially offset by decreased vendor payments, including payments for fuel.
(B)
Changed primarily due to timing of power supply and power delivery projects.
(C)
Changed primarily due to OGE Energy's $350.0 million senior notes issuance in May 2024 and OG&E's $350.0 million senior notes issuance in August 2024, partially offset by a decrease in commercial paper borrowings.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at December 31, 2024 compared to December 31, 2023.

Accounts Receivable and Accrued Unbilled Revenues increased $33.7 million, or 12.0 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage in 2024 and new rates as approved in the Oklahoma general rate review interim order received in November 2024.

Fuel Clause Under Recoveries increased $112.7 million and Fuel Clause Over Recoveries decreased $11.2 million, or 54.6 percent, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets increased $30.1 million, or 51.2 percent, primarily due to an increase in SPP deposits, the SPP transmission formula rate true-up and under-recovered riders. At December 31, 2024, other current assets is primarily comprised of $46.6 million in SPP-related activities and under-recovered riders.

Accounts Payable increased $29.3 million, or 10.6 percent, primarily due to timing of vendor payments and an increase in purchased power payables.

Accrued Taxes increased $11.2 million, or 23.5 percent, primarily resulting from an increase in tax accruals related to ad valorem and income taxes.

Long-Term Debt Due Within One Year increased $32.4 million, due to the reclassification of the Muskogee industrial authority bonds which matured in January 2025.

2024 Capital Requirements, Sources of Financing and Financing Activities

In 2024, OGE Energy's primary sources of capital were cash generated from operations and the proceeds from the issuance of long- and short-term debt. Changes in working capital reflect the seasonal nature of OGE Energy's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Capital Expenditures

The following table presents OGE Energy's estimates of capital expenditures for the years 2025 through 2029. These capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base.

(In millions)	2025	2026 (A)	2027 (A)	2028 (A)	2029 (A)	Total
Transmission	$110	$195	$225	$240	$240	$1,010
Oklahoma distribution	495	665	705	725	775	3,365
Arkansas distribution	25	25	25	25	25	125
Generation reliability	175	155	160	165	165	820
Generation capacity projects	210	35	—	—	—	245
Technology, fleet & facilities	135	125	135	145	145	685
Total	$1,150	$1,200	$1,250	$1,300	$1,350	$6,250
(A)
OG&E expects to continually evaluate the capital prioritization for transmission, distribution, technology, and generation investments based on the evolving capacity, reliability, and economic growth needs of the electrical power system.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. In May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in its 2024 IRP and is currently reviewing the proposals submitted in the process. OG&E intends to file for approval of additional generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

Contractual Obligations

The following table presents OGE Energy's total contractual obligations for the next five years at December 31, 2024. For further detail of OGE Energy's contractual obligations, which include operating leases, long-term debt and purchase obligations and commitments (including information for maturities beyond the next five years), see Notes 4, 9 and 13, respectively, within "Item 8. Financial Statements and Supplementary Data."

(In millions)	2025	2026	2027	2028	2029	Total
Total contractual obligations	$443.2	$261.6	$436.9	$629.4	$478.7	$2,249.8
Amounts recoverable through fuel adjustment clause and other regulatory mechanisms (A)	(230.4)	(181.0)	(175.2)	(123.3)	(122.5)	(832.4)
Total contractual obligations, net	$212.8	$80.6	$261.7	$506.1	$356.2	$1,417.4
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

Pension and Postretirement Benefit Plans

At December 31, 2024, 22.6 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income and other securities, U.S. Treasury notes and bonds and mutual funds, as presented in Note 11 within "Item 8. Financial Statements and Supplementary Data." During 2024, the actual return on the Pension Plan was $11.8 million, compared to an expected return on plan assets of $16.5 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, increased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy made a contribution to its Pension Plan of $10.0 million in 2024 and did not make a contribution to its Pension Plan in 2023. OGE Energy expects to contribute $10.0 million to the Pension Plan in 2025, of which $5.0 million was contributed in January 2025. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2024 and 2023. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1 within "Item 8. Financial Statements and Supplementary Data") in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2024	2023	2024	2023	2024	2023
Benefit obligations	$303.1	$303.7	$7.0	$5.5	$98.1	$103.3
Fair value of plan assets	246.9	243.7	—	—	30.0	32.7
Funded status at end of year	$(56.2)	$(60.0)	$(7.0)	$(5.5)	$(68.1)	$(70.6)

Common Stock Dividends

OGE Energy's dividend policy is reviewed by the Board of Directors at least annually and is based on numerous factors, including management's estimation of the long-term earnings power of its businesses. In 2024, the Board of Directors reviewed a recommendation from management of an increase in the quarterly dividend to $0.42125 per share from $0.41820 per share and subsequently approved the recommendation to become effective with the dividend payment in October 2024.

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

Short-Term Debt and Credit Facilities

OGE Energy borrows on a short-term basis, as necessary, by issuance of commercial paper and borrowings under its revolving credit agreements.

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements as of December 31, 2024.

(Dollars in millions)	December 31, 2024
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$690.3
Balance of cash and cash equivalents	$0.6

The following table presents information about OGE Energy's total short-term debt activity for the year ended December 31, 2024.

(Dollars in millions)	Year Ended December 31, 2024
Average balance of short-term debt	$444.8
Weighted-average interest rate of average balance of short-term debt	5.52%
Maximum month-end balance of short-term debt	$755.7

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026.

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

In 2025, OG&E expects to issue $300 million to $350 million in long-term debt to help fund general operating needs.

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

Common Stock

OGE Energy expects to issue between $15 million to $25 million of common stock from its Automatic Dividend Reinvestment and Stock Purchase Plan in 2025. See Note 8 within "Item 8. Financial Statements and Supplementary Data" for a discussion of OGE Energy's common stock activity.

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

The following table presents the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $2.5 million
Discount rate	+/- 0.25 percent	+/- $5.2 million
Contributions	+/- $10 million	+/- $10.0 million

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

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. The Registrants cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause them to incur significant costs.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General and other parties, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP; the stay was granted on July 27, 2023. On February 27, 2024, the Tenth Circuit issued a decision to transfer venue to the U.S. Court of Appeals for the District of Columbia and vacated oral argument originally scheduled for March 21, 2024 but did not vacate the stay it granted. On March 28, 2024, the Oklahoma Attorney General, on behalf of the parties noted above, petitioned the U.S. Supreme Court to review the Tenth Circuit’s decision to transfer the SIP disapproval cases to the D.C. Circuit, and on April 24, 2024, the D.C. Circuit ordered that the cases be held in abeyance pending action by the U.S. Supreme Court. On October 21, 2024, the U.S. Supreme Court granted review of the Tenth Circuit’s venue decision. On November 6, 2024, the D.C. Circuit ordered that the cases remain in abeyance pending the U.S. Supreme Court’s review of the Clean Air Act’s venue provision. Briefing is ongoing at the U.S. Supreme Court. On January 24, 2025, the EPA asked the U.S. Supreme Court to hold the briefing schedule in abeyance because the EPA’s acting administrator has determined that the agency should reassess the basis for and soundness of the underlying disapproval action. However, on February 6, 2025, the U.S. Supreme Court denied the EPA's motion to hold the case in abeyance. Oral argument at the U.S. Supreme Court is set to be scheduled for March 2025. The timing of a U.S. Supreme Court decision or further action at the D.C. Circuit is unknown.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOX emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOX emissions budget for electric generating units, including OG&E's units, which began in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. In October 2023, several state and industry petitioners filed emergency applications for a stay of the EPA’s Good Neighbor FIP in the U.S. Supreme Court. On June 27, 2024, the U.S. Supreme Court granted the emergency applications and stayed the EPA's final FIP, pending review of petitioners' challenges in the D.C. Circuit Court. On February 6, 2025, the EPA requested that the D.C. Circuit Court not issue an opinion and place the case in abeyance for 60 days in order for the new EPA leadership to determine how they want to proceed in the litigation.

In light of the issuance of the FIP, OG&E has been evaluating various control strategies to reduce emissions at its generating units, which can range from some combination of purchase of emission allowances, installation of selective catalytic reduction controls, conversion of coal-fired units to gas-fired units or retirement and replacement of capacity. OG&E submitted its final 2024 IRP to the OCC and APSC on March 29, 2024. The IRP evaluates various potential compliance options related to the EPA's Good Neighbor FIP. Due to the uncertainty relating to the disapproval of the SIP and implementation of the FIP, OG&E cannot determine the cost to comply with certainty, as such costs are dependent upon the timing and outcome of the litigation discussed above, the particular control strategies ultimately selected for each unit, the terms and timing of regulatory approvals required from the OCC and APSC and the time period necessary to complete the projects. However, OG&E preliminarily estimates that the cost of compliance with the FIP as issued could be approximately $2.4 billion to $2.8 billion in total, including $100 million to $300 million over the 12- to 18-month period following effectiveness of the FIP. OG&E expects that it would seek recovery of any necessary environmental expenditures to address state and federally mandated environmental upgrades, but there is no guarantee that all of such expenditures will be approved for recovery or will be approved for recovery on a timely basis.

New Source Performance Standards

On December 13, 2024, the EPA published in the Federal Register a proposed rule that would revise the new source performance standards regulating NOx and SO2 emissions from new, modified, and reconstructed stationary combustion turbines. The EPA is proposing more stringent NOx emissions standards and to retain the existing SO2 standards. The deadline to submit comments on the Proposed Rule is March 13, 2025. It is unknown what potential material impacts, if any, there will be from any final action by the EPA.

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

Greenhouse Gas

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane. As discussed below, recently promulgated federal rules under the Biden Administration will potentially impose requirements on fossil fuel assets, but the Trump Administration is evaluating energy-related regulations impacting reliability and affordability. If these recently promulgated rules are implemented and enforced as currently written or if legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

On May 9, 2024, the EPA published its final rule addressing emission guidelines under Section 111(d) for existing fossil fuel fired steam units, including both coal-fired and oil/gas-fired steam units, and revising performance standards under Section 111(b) for new gas turbines. Unlike the proposed rules, the final rules do not address existing simple and combined-cycle combustion turbine units which are now addressed in a separate rulemaking with proposed rules expected later in the first quarter of 2025.

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

On May 24, 2024, several groups of petitioners, including OG&E, which joined with Edison Electric Institute and three other declarants, filed motions for stay of the rule at the D.C. Circuit. The Court consolidated these motions and on July 19, 2024, denied all stay requests. On July 29, 2024, OG&E, jointly with Edison Electric Institute and another applicant, appealed the stay denial to the U.S. Supreme Court. Other industry and state petitioners, including Oklahoma, appealed the D.C. Circuit's stay denial to the U.S. Supreme Court as well. On October 16, 2024, the U.S. Supreme Court denied the stay request. Petitioners can seek another stay from the U.S. Supreme Court in the event the D.C. Circuit rules against them. Oral argument was held before the D.C. Circuit on December 6, 2024; the timing of a decision is not known at this time. However, on February 5, 2025, the EPA requested that the D.C. Court not issue an opinion and place the case in abeyance for 60 days in order for the new EPA leadership to determine how they want to proceed in the litigation. It is unknown what the outcome of the litigation will be, or potential material impacts, if any, it will have on these new emission standards and guidelines, but the Registrants continue to plan for compliance and, if the new emission standards and guidelines are implemented as adopted, such compliance costs would be material.

As a member of the SPP Integrated Marketplace, OG&E customers have access to clean energy resources while maintaining reliability and affordability. With respect to its calendar year 2024 direct emissions, compared to 2005 levels, OG&E has reduced CO2 emissions by approximately 60 percent, emissions of ozone-forming NOx have been reduced by approximately 80 percent, and emissions of SO2 have been reduced by approximately 95 percent. Direct emission reductions are due to factors such as OG&E’s conversion of certain coal units to natural gas units, its participation in the SPP integrated market, and its active engagement with customers in OG&E’s SmartHours and Load Reduction Programs which helps reduce the amount of generation required to serve peak demand. OG&E is also planning to deploy more renewable energy sources that do not emit greenhouse gases. OG&E has leveraged its geographic position to develop and access renewable energy resources and completed transmission investments to deliver the renewable energy.

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

During 2024, approximately 95 percent of the ash from OG&E's River Valley, Muskogee and Sooner facilities was recovered and reused off-site in various ways, including soil stabilization, landfill cover, road base construction and cement and concrete production. Reusing fly ash reduces the need to manufacture cement resulting in reductions in greenhouse gas emissions from cement and concrete production. Based on estimates from the American Coal Ash Association, OG&E fly ash reuse helped avoid over approximately 4 million tons of CO2 emissions in the last 16 years.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2024, OG&E obtained refunds of $2.5 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

Risk Oversight Committee

The Registrants manage market risks using a risk committee structure. OGE Energy's Risk Oversight Committee, which consists of the Chief Financial Officer, other corporate officers and members of management, is responsible for the overall development, implementation and enforcement of strategies and policies for all significant risk management activities of the Registrants. In 2024, this committee and the Registrants' management applied a holistic perspective of risk assessment and application of its strategies and policies to manage the Registrants' overall financial performance. The Chief Financial Officer, acting in his role as the principal financial officer and as a member of the Risk Oversight Committee, reports periodically to the Audit Committee of OGE Energy's Board of Directors on the Registrants' risk profile affecting anticipated financial results, including any significant risk issues. The Audit Committee updates the Board of Directors regarding the company's risk management practices and the steps management has taken to monitor and control applicable risks.

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

Year Ended December 31 (Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total	12/31/24 Fair Value
OGE Energy (holding company) fixed-rate debt (A):
Principal amount	$—	$—	$—	$—	$350.0	$—	$350.0	$355.7
Weighted-average interest rate	—%	—%	—%	—%	5.45%	—%	5.45%
OGE Energy (holding company) variable-rate debt (A):
Principal amount	$—	$—	$60.0	$—	$—	$—	$60.0	$60.0
Weighted-average interest rate	—%	—%	5.53%	—%	—%	—%	5.53%
OG&E fixed-rate debt (A):
Principal amount	$—	$—	$125.0	$500.0	$—	$3,921.7	$4,546.7	$4,183.9
Weighted-average interest rate	—%	—%	6.65%	4.34%	—%	4.74%	4.75%
OG&E variable-rate debt (B):
Principal amount	$32.4	$—	$56.0	$—	$—	$47.0	$135.4	$135.4
Weighted-average interest rate	3.75%	—%	3.65%	—%	—%	3.65%	3.67%
(A)
Prior to or when these debt obligations mature, the Registrants may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)
A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (In millions except per share data)	2024	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$2,916.6	$2,607.3	$3,304.2
Other revenues	68.7	67.0	71.5
Operating revenues	2,985.3	2,674.3	3,375.7
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	1,076.4	911.7	1,662.4
OPERATING EXPENSES
Other operation and maintenance	514.4	502.6	501.4
Depreciation and amortization	539.5	506.6	460.9
Taxes other than income	109.7	103.2	101.5
Operating expenses	1,163.6	1,112.4	1,063.8
OPERATING INCOME	745.3	650.2	649.5
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	25.5	19.4	6.9
Other net periodic benefit income (expense)	(2.2)	5.6	(12.9)
Gain on equity securities (Note 1)	—	—	282.1
Other income	30.6	48.2	74.6
Other expense	(24.1)	(29.0)	(44.6)
Net other income	29.8	44.2	306.1
INTEREST EXPENSE
Interest on long-term debt	228.3	205.0	162.1
Allowance for borrowed funds used during construction	(14.6)	(7.1)	(4.0)
Interest on short-term debt and other interest charges	40.8	23.5	8.2
Interest expense	254.5	221.4	166.3
INCOME BEFORE TAXES	520.6	473.0	789.3
INCOME TAX EXPENSE	79.1	56.2	123.6
NET INCOME	$441.5	$416.8	$665.7
BASIC AVERAGE COMMON SHARES OUTSTANDING	200.8	200.3	200.2
DILUTED AVERAGE COMMON SHARES OUTSTANDING	201.3	200.9	200.8
BASIC EARNINGS PER AVERAGE COMMON SHARE	$2.20	$2.08	$3.33
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$2.19	$2.07	$3.32

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2024	2023	2022
Net income	$441.5	$416.8	$665.7
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1, $0.1 and $0.1, respectively	0.2	0.2	0.2
Amortization of deferred net loss, net of tax of $0.1, $0.2 and $0.2, respectively	0.2	0.9	1.4
Net (loss) gain arising during the period, net of tax of $0.0, $1.0 and ($2.4), respectively	(0.2)	3.3	(7.6)
Regulatory classification of certain pension costs, net of tax of $1.2, $0.0 and $0.0, respectively	3.9	—	—
Settlement cost, net of tax of $0.0, $0.4 and $4.3, respectively	—	1.2	13.6
Postretirement benefit plans:
Amortization of prior service credit, net of tax of $0.0, $0.0 and ($0.1), respectively	—	—	(0.2)
Amortization of deferred net gain, net of tax of $(0.1), ($0.1) and $0.0, respectively	(0.1)	(0.1)	—
Net gain (loss) arising during the period, net of tax of $0.2, ($0.2) and $1.7, respectively	0.5	(0.8)	5.5
Other comprehensive income, net of tax	4.5	4.7	12.9
Comprehensive income	$446.0	$421.5	$678.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$441.5	$416.8	$665.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	539.5	506.6	460.9
Deferred income taxes and other tax credits, net	15.6	11.6	(154.0)
Gain on investment in equity securities (Note 1)	—	—	(282.1)
Allowance for equity funds used during construction	(25.5)	(19.4)	(6.9)
Stock-based compensation expense	11.7	13.1	9.7
Regulatory assets	(52.4)	(92.1)	702.2
Regulatory liabilities	(2.8)	(12.2)	(9.1)
Other assets	(16.8)	—	18.9
Other liabilities	30.6	5.0	(6.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(33.6)	42.8	(97.0)
Income taxes receivable	18.2	2.5	(18.1)
Fuel, materials and supplies inventories	25.7	(122.8)	(130.1)
Fuel recoveries	(123.9)	535.4	(363.0)
Other current assets	(30.1)	44.6	(30.2)
Accounts payable	(14.7)	(136.3)	155.4
Other current liabilities	29.8	36.7	36.7
Net cash provided from operating activities	812.8	1,232.3	952.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,090.9)	(1,178.2)	(1,050.9)
Proceeds from sales of equity securities	—	—	1,067.2
Cost of removal and other	(70.3)	(93.9)	(112.7)
Net cash used in investing activities	(1,161.2)	(1,272.1)	(96.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	706.3	788.3	49.3
Payment of long-term debt	(0.1)	(1,000.1)	(0.1)
(Decrease) increase in short-term debt	(29.9)	499.2	(486.9)
Dividends paid on common stock	(338.5)	(333.2)	(329.3)
Cash paid for employee equity-based compensation	(6.1)	(2.3)	(0.9)
Proceeds (costs) from issuance of common stock	17.1	—	—
Net cash provided from (used in) financing activities	348.8	(48.1)	(767.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(87.9)	88.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	88.1	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.6	$0.2	$88.1
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $14.6, $7.1 and $4.0, respectively)	$251.1	$202.4	$164.0
Income taxes (net of income tax refunds)	$36.9	$41.5	$276.0
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$6.4	$0.7	$0.8
Tinker Air Force Base distribution assets purchase	$2.6	$—	$—

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.2
Accounts receivable, less reserve of $2.0 and $2.2, respectively	240.6	208.8
Accrued unbilled revenues	74.6	72.7
Income taxes receivable	—	18.2
Fuel inventories	148.3	158.5
Materials and supplies, at average cost	229.4	254.3
Fuel clause under recoveries	112.7	—
Other	88.9	58.8
Total current assets	895.1	771.5
OTHER PROPERTY AND INVESTMENTS
Other	124.2	114.0
Total other property and investments	124.2	114.0
PROPERTY, PLANT AND EQUIPMENT
In service	16,254.6	15,588.2
Construction work in progress	814.2	522.2
Total property, plant and equipment	17,068.8	16,110.4
Less: accumulated depreciation	4,982.2	4,809.4
Net property, plant and equipment	12,086.6	11,301.0
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	568.1	577.6
Other	42.0	26.6
Total deferred charges and other assets	610.1	604.2
TOTAL ASSETS	$13,716.0	$12,790.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED BALANCE SHEETS (Continued)

December 31 (In millions)	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$469.3	$499.2
Accounts payable	305.7	276.4
Dividends payable	84.7	83.8
Customer deposits	111.1	103.5
Accrued taxes	58.8	47.6
Accrued interest	63.8	57.4
Accrued compensation	53.0	46.8
Long-term debt due within one year	32.4	—
Fuel clause over recoveries	9.3	20.5
Other	41.7	44.0
Total current liabilities	1,229.8	1,179.2
LONG-TERM DEBT	5,020.9	4,340.5
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	170.9	172.7
Deferred income taxes	1,371.1	1,300.8
Deferred investment tax credits	10.6	11.3
Regulatory liabilities	1,016.4	1,061.6
Other	255.4	213.0
Total deferred credits and other liabilities	2,824.4	2,759.4
Total liabilities	9,075.1	8,279.1
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,167.9	1,145.1
Retained earnings	3,475.7	3,373.7
Accumulated other comprehensive loss, net of tax	(2.7)	(7.2)
Total stockholders' equity	4,640.9	4,511.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,716.0	$12,790.7

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2024	2023
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 450.0 shares; and outstanding 201.0 shares and 200.3 shares, respectively		$2.0	$2.0
Premium on common stock		1,165.9	1,143.1
Retained earnings		3,475.7	3,373.7
Accumulated other comprehensive loss, net of tax		(2.7)	(7.2)
Total stockholders' equity		4,640.9	4,511.6

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes - OGE Energy
5.53% - 6.52%	Term Loan Due May 24, 2027	60.0	50.0
5.45%	Senior Notes, Series Due May 15, 2029	350.0	—
Senior Notes - OG&E
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.40%	Senior Notes, Series Due January 15, 2033	450.0	450.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
5.60%	Senior Notes, Series Due April 1, 2053	700.0	350.0
3.80%	Tinker Debt, Due August 31, 2062	11.7	9.2

Other Bonds - OG&E
1.90% - 4.75%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
2.15% - 4.85%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
2.15% - 4.85%	Garfield Industrial Authority, October 1, 2039	47.0	47.0
Unamortized debt expense		(32.9)	(27.9)
Unamortized discount		(5.9)	(11.2)
Total long-term debt		5,053.3	4,340.5
Less: long-term debt due within one year		32.4	—
Total long-term debt (excluding long-term debt due within one year)		5,020.9	4,340.5
Total capitalization (including long-term debt due within one year)		$9,661.8	$8,852.1

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Premium on Common	Retained	Accumulated Other Comprehensive (Loss)
(In millions)	Shares	Value	Shares	Value	Stock	Earnings	Income	Total
Balance at December 31, 2021	200.1	$2.0	—	$(0.1)	$1,123.8	$2,955.4	$(24.8)	$4,056.3
Net income	—	—	—	—	—	665.7	—	665.7
Other comprehensive income, net of tax	—	—	—	—	—	—	12.9	12.9
Dividends declared on common stock ($1.6482 per share)	—	—	—	—	—	(330.2)	—	(330.2)
Stock-based compensation	0.1	—	—	—	8.7	—	—	8.7
Balance at December 31, 2022	200.2	$2.0	—	$(0.1)	$1,132.5	$3,290.9	$(11.9)	$4,413.4
Net income	—	—	—	—	—	416.8	—	416.8
Other comprehensive income, net of tax	—	—	—	—	—	—	4.7	4.7
Dividends declared on common stock ($1.6646 per share)	—	—	—	—	—	(334.0)	—	(334.0)
Stock-based compensation	0.1	—	—	0.1	10.6	—	—	10.7
Balance at December 31, 2023	200.3	$2.0	—	$—	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	—	—	441.5	—	441.5
Other comprehensive income, net of tax	—	—	—	—	—	—	4.5	4.5
Dividends declared on common stock ($1.6789 per share)	—	—	—	—		(339.5)	—	(339.5)
Issuance of common stock	0.5	—	—	—	17.1	—	—	17.1
Stock-based compensation	0.2	—	—	—	5.7	—	—	5.7
Balance at December 31, 2024	201.0	$2.0	—	$—	$1,165.9	$3,475.7	$(2.7)	$4,640.9

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2024	2023	2022
OPERATING REVENUES
Revenues from contracts with customers	$2,916.6	$2,607.3	$3,304.2
Other revenues	68.7	67.0	71.5
Operating revenues	2,985.3	2,674.3	3,375.7
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	1,076.4	911.7	1,662.4
OPERATING EXPENSES
Other operation and maintenance	514.1	505.0	491.9
Depreciation and amortization	539.5	506.6	460.9
Taxes other than income	109.7	99.4	98.0
Operating expenses	1,163.3	1,111.0	1,050.8
OPERATING INCOME	745.6	651.6	662.5
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	25.5	19.4	6.9
Other net periodic benefit income (expense)	(1.6)	6.5	1.2
Other income	12.5	23.9	6.5
Other expense	(4.5)	(6.3)	(3.4)
Net other income	31.9	43.5	11.2
INTEREST EXPENSE
Interest on long-term debt	212.0	200.4	157.4
Allowance for borrowed funds used during construction	(14.6)	(7.1)	(4.0)
Interest on short-term debt and other interest charges	17.0	6.6	4.4
Interest expense	214.4	199.9	157.8
INCOME BEFORE TAXES	563.1	495.2	515.9
INCOME TAX EXPENSE	93.2	68.8	76.4
NET INCOME	469.9	426.4	439.5
Other comprehensive income, net of tax	—	—	—
COMPREHENSIVE INCOME	$469.9	$426.4	$439.5

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469.9	$426.4	$439.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	539.5	506.6	460.9
Deferred income taxes and other tax credits, net	16.8	15.4	220.5
Allowance for equity funds used during construction	(25.5)	(19.4)	(6.9)
Stock-based compensation expense	11.7	3.1	2.9
Regulatory assets	(52.4)	(92.1)	702.2
Regulatory liabilities	(2.8)	(12.2)	(9.1)
Other assets	(9.8)	4.7	—
Other liabilities	28.0	0.3	(5.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(33.2)	42.1	(96.6)
Fuel, materials and supplies inventories	25.7	(122.8)	(130.1)
Fuel recoveries	(123.9)	535.4	(363.0)
Other current assets	(36.5)	51.1	(30.1)
Accounts payable	(0.3)	(131.1)	135.8
Income taxes payable - parent	23.8	9.4	8.0
Other current liabilities	30.8	34.6	19.3
Net cash provided from operating activities	861.8	1,251.5	1,347.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(1,090.9)	(1,178.2)	(1,050.9)
Cost of removal	(67.5)	(91.0)	(109.3)
Net cash used in investing activities	(1,158.4)	(1,269.2)	(1,160.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(53.8)	229.2	(187.4)
Proceeds from long-term debt	350.5	788.8	—
Payment of long-term debt	(0.1)	(500.1)	(0.1)
Dividends paid on common stock	—	(500.0)	—
Net cash provided from (used in) financing activities	296.6	17.9	(187.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	0.2	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	—	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$0.2	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized of $14.6, $7.1 and $4.0, respectively)	$206.3	$180.7	$154.6
Income taxes (net of income tax refunds)	$52.0	$44.2	$(152.6)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$6.4	$0.7	$0.8
Tinker Air Force Base distribution assets purchase	$2.6	$—	$—

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS

December 31 (In millions)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$0.2
Accounts receivable, less reserve of $2.0 and $2.2, respectively	240.1	208.8
Accrued unbilled revenues	74.6	72.7
Fuel inventories	148.3	158.5
Materials and supplies, at average cost	229.4	254.3
Fuel clause under recoveries	112.7	—
Other	83.2	46.7
Total current assets	888.5	741.2
OTHER PROPERTY AND INVESTMENTS	4.5	4.6
PROPERTY, PLANT AND EQUIPMENT
In service	16,248.5	15,582.1
Construction work in progress	814.2	522.2
Total property, plant and equipment	17,062.7	16,104.3
Less: accumulated depreciation	4,982.2	4,809.4
Net property, plant and equipment	12,080.5	11,294.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	568.1	577.6
Other	39.7	24.3
Total deferred charges and other assets	607.8	601.9
TOTAL ASSETS	$13,581.3	$12,642.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

BALANCE SHEETS (Continued)

December 31 (In millions)	2024	2023
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$272.2	$228.5
Advances from parent	247.6	147.7
Customer deposits	111.1	103.5
Accrued taxes	51.4	47.2
Accrued interest	61.4	56.6
Accrued compensation	53.0	37.0
Long-term debt due within one year	32.4	—
Fuel clause over recoveries	9.3	20.5
Other	41.8	43.6
Total current liabilities	880.2	684.6
LONG-TERM DEBT	4,614.3	4,290.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	102.2	96.2
Deferred income taxes	1,410.7	1,340.8
Deferred investment tax credits	10.6	11.3
Regulatory liabilities	1,016.4	1,061.6
Other	220.5	182.8
Total deferred credits and other liabilities	2,760.4	2,692.7
Total liabilities	8,254.9	7,667.9
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,589.5	1,577.7
Retained earnings	3,736.9	3,397.0
Total stockholder's equity	5,326.4	4,974.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,581.3	$12,642.6

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2024	2023
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		1,488.6	1,476.8
Retained earnings		3,736.9	3,397.0
Total stockholder's equity		5,326.4	4,974.7

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	400.0
3.30%	Senior Notes, Series Due March 15, 2030	300.0	300.0
3.25%	Senior Notes, Series Due April 1, 2030	300.0	300.0
5.40%	Senior Notes, Series Due January 15, 2033	450.0	450.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
5.60%	Senior Notes, Series Due April 1, 2053	700.0	350.0
3.80%	Tinker Debt, Due August 31, 2062	11.7	9.2

Other Bonds
1.90% - 4.75%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
2.15% - 4.85%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
2.15% - 4.85%	Garfield Industrial Authority, October 1, 2039	47.0	47.0
Unamortized debt expense		(29.9)	(27.8)
Unamortized discount		(5.5)	(11.2)
Total long-term debt		4,646.7	4,290.6
Less: long-term debt due within one year		32.4	—
Total long-term debt (excluding long-term debt due within one year)		4,614.3	4,290.6
Total capitalization (including long-term debt due within one year)		$9,940.7	$9,265.3

The accompanying Combined Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock
(In millions)	Shares Outstanding	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2021	40.4	$100.9	$1,470.8	$3,031.1	$4,602.8
Net income	—	—	—	439.5	439.5
Stock-based compensation	—	—	2.9	—	2.9
Balance at December 31, 2022	40.4	$100.9	$1,473.7	$3,470.6	$5,045.2
Net income	—	—	—	426.4	426.4
Dividends declared on common stock	—	—	—	(500.0)	(500.0)
Stock-based compensation	—	—	3.1	—	3.1
Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	469.9	469.9
Dividends declared on common stock	—	—	—	(130.0)	(130.0)
Stock-based compensation	—	—	11.8	—	11.8
Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4

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

The following table presents a summary of OG&E's regulatory assets and liabilities.

December 31 (In millions)	2024	2023
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$112.7	$—
Oklahoma Energy Efficiency Rider under recoveries (A)	7.0	3.8
Other (A)	3.8	2.7
Total current regulatory assets	$123.5	$6.5
Non-current:
Oklahoma deferred storm expenses	$244.3	$261.1
Pension tracker	94.7	91.9
Benefit obligations regulatory asset	90.8	89.4
Arkansas Winter Storm Uri costs	63.0	71.0
Sooner Dry Scrubbers	16.4	17.2
Oklahoma SAP S/4 HANA deferred expenses	14.3	6.0
Arkansas deferred pension expenses	11.0	12.7
Oklahoma vegetation management program deferred costs	6.4	—
Unamortized loss on reacquired debt	6.3	7.2
COVID-19 impacts	5.4	6.8
Arkansas capacity power purchase agreements	3.5	0.6
Other	12.0	13.7
Total non-current regulatory assets	$568.1	$577.6
REGULATORY LIABILITIES
Current:
Arkansas fuel clause over recoveries	$9.3	$4.9
Oklahoma Investment Tax Credit over recoveries (B)	6.1	—
SPP cost tracker over recoveries (B)	4.1	10.4
Oklahoma fuel clause over recoveries	—	15.6
Other (B)	0.8	2.3
Total current regulatory liabilities	$20.3	$33.2
Non-current:
Income taxes refundable to customers, net	$780.8	$838.0
Accrued removal obligations, net	231.9	222.0
Other	3.7	1.6
Total non-current regulatory liabilities	$1,016.4	$1,061.6
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

OG&E recovers program costs related to the Energy Efficiency Program in Oklahoma through the Energy Efficiency Rider, which operated on a three-year program cycle. The previous program cycle, which ran through 2024, included recovery of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments. A new five year program cycle related to 2025 through 2029 programs was approved on December 10, 2024, as further discussed in Note 14.

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers to a regulatory asset any additional expenses incurred over $2.7 million. OG&E typically recovers the amounts deferred each year over a five- to ten-year period in accordance with historical practice.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory asset in the table above and are being recovered over a 15-year period.

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

The following table presents a summary of the components of the benefit obligations regulatory asset.

December 31 (In millions)	2024	2023
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$76.5	$75.9
Postretirement Benefit Plans:
Net loss	14.3	13.5
Total	$90.8	$89.4

As approved by the APSC, OG&E is amortizing the deferred costs related to Winter Storm Uri over 10 years using a weighted average cost of capital as a carrying charge.

As approved by the OCC, OG&E deferred the non-fuel incremental operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes for the Dry Scrubbers at Sooner Units 1 and 2 as a regulatory asset, and these costs are being recovered over 25 years.

As approved by the OCC, OG&E established a regulatory asset to defer the Oklahoma jurisdictional portion of operation and maintenance costs associated with OG&E's SAP S/4 HANA enterprise resource planning system project. As approved in the Oklahoma general rate review interim order received in November 2024, a portion of these costs is being recovered over five years with the remaining portion being included for consideration in a future rate proceeding.

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

As approved in the Oklahoma general rate review interim order received in November 2024, OG&E includes in expense any Oklahoma vegetation management operation and maintenance expenses up to $38.2 million annually and defers to a regulatory asset up to $7.5 million in additional expenses. These costs will be included for consideration in a future rate proceeding.

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

As approved by the APSC, OG&E defers to a regulatory asset the Arkansas jurisdictional portion of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. For additional information, see Note 14.

OG&E refunds state investment tax credits to its Oklahoma customers through the Oklahoma investment tax credit rider.

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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the balance sheets and is included in Other Operation and Maintenance Expense in the statements of income. The allowance for uncollectible accounts receivable was $2.0 million and $2.2 million at December 31, 2024 and 2023, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas, oil and alternative fuel. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. OG&E held $148.3 million and $158.5 million of fuel inventory at December 31, 2024 and 2023, respectively.

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

December 31, 2024 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$244.4	$75.8	$168.6
Redbud Plant (A)(B)	51%	$556.7	$247.7	$309.0
(A)
Construction work in progress was $0.8 million and $5.1 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $89.3 million.

December 31, 2023 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$265.4	$129.2	$136.2
Redbud Plant (A)(B)	51%	$548.9	$245.5	$303.4
(A)
Construction work in progress was $0.3 million and $2.0 million for the McClain and Redbud Plants, respectively.
(B)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $83.8 million.

The following tables present the Registrants' major classes of property, plant and equipment and related accumulated depreciation.

December 31, 2024 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
OG&E:
Distribution assets	$6,654.5	$1,639.8	$5,014.7
Electric generation assets (A)	5,518.5	2,145.9	3,372.6
Transmission assets (B)	3,432.1	748.5	2,683.6
Intangible plant	752.3	203.7	548.6
Other property and equipment	705.3	244.3	461.0
OG&E property, plant and equipment	17,062.7	4,982.2	12,080.5
Non-OG&E property, plant and equipment	6.1	—	6.1
Total OGE Energy property, plant and equipment	$17,068.8	$4,982.2	$12,086.6
(A)
This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $89.3 million.
(B)
This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $1.2 million.

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

OG&E's unamortized computer software costs, included in intangible plant above, were $280.9 million and $203.1 million at December 31, 2024 and 2023, respectively. OG&E's amortization expense for computer software costs was $32.7 million, $33.4 million and $23.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation expense was $436.6 million, $421.6 million and $388.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The provision for depreciation, which was 2.8 percent, 2.8 percent and 2.7 percent of the average depreciable utility plant for 2024, 2023 and 2022, respectively, is calculated using the straight-line method over the estimated service life of the associated assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2025, the provision for depreciation is projected to be 2.8 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2024, 55.30 percent will be amortized over 13.1 years, 44.15 percent will be amortized over 19.5 years, and the remaining 0.55 percent will be amortized over 23.4 years.

Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired assets. Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27-year life, and $3.3 million for certain transmission substation facilities in OG&E's service territory, which is being amortized over a 37- to 59-year period.

Asset Retirement Obligations

OG&E has asset retirement obligations primarily associated with the removal of company-owned wind turbines on leased land, as well as the removal of asbestos from certain power generating stations. OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 68 years. Asset retirement obligations are included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents changes to OG&E's asset retirement obligations during the years ended December 31, 2024 and 2023.

(In millions)	2024	2023
Balance at January 1	$81.3	$78.3
Accretion expense	0.9	0.7
Liabilities settled (A)	(0.2)	—
Revisions in estimated cash flows (B)	2.6	2.3
Balance at December 31	$84.6	$81.3
(A)
Asset retirement obligations were settled for asbestos removal at OG&E's generating facilities.
(B)
Assumptions changed due to new removal estimates related to asbestos abatement at two of OG&E's generating facilities in 2023, and wind turbine removal at three of OG&E's wind farms in 2024.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $30.2 million and $27.5 million in accrued environmental liabilities at December 31, 2024 and 2023, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the statements of income and as an increase to Construction Work in Progress in the balance sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.1 percent, 7.0 percent and 4.8 percent for the years ended December 31, 2024, 2023 and 2022, respectively.

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

OGE Energy charged operating costs to OG&E of $148.3 million and $135.5 million during the years ended December 31, 2023 and 2022, respectively. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024. In 2024 and 2023, OG&E declared $130.0 million and $500.0 million of dividends, respectively, to OGE Energy. In 2022, OG&E declared no dividends to OGE Energy.

Accumulated Other Comprehensive Income (Loss)

The following table presents changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during 2024 and 2023. All amounts below are presented net of tax.

	Pension Plan and Restoration of Retirement Income Plan		Postretirement Benefit Plans
(In millions)	Net Gain (Loss)	Prior Service Cost (Credit)	Net Gain (Loss)	Total
Balance at December 31, 2022	$(17.5)	$(1.0)	$6.6	$(11.9)
Other comprehensive income (loss) before reclassifications	3.3	—	(0.8)	2.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	0.2	(0.1)	1.0
Settlement cost	1.2	—	—	1.2
Net current period other comprehensive income (loss)	5.4	0.2	(0.9)	4.7
Balance at December 31, 2023	(12.1)	(0.8)	5.7	(7.2)
Other comprehensive income (loss) before reclassifications	(0.2)	—	0.5	0.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	0.2	(0.1)	0.3
Regulatory classification of certain pension costs	3.9	—	—	3.9
Net current period other comprehensive income (loss)	3.9	0.2	0.4	4.5
Balance at December 31, 2024	$(8.2)	$(0.6)	$6.1	$(2.7)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the years ended December 31, 2024 and 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Year Ended December 31,
(In millions)	2024	2023
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.3)	$(1.1)	(A)
Prior service cost	(0.3)	(0.3)	(A)
Settlement cost	—	(1.6)	(A)
	(0.6)	(3.0)	Income Before Taxes
	(0.2)	(0.7)	Income Tax Expense
	$(0.4)	$(2.3)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.2	$0.2	(A)
	0.2	0.2	Income Before Taxes
	0.1	0.1	Income Tax Expense
	$0.1	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.3)	$(2.2)	Net Income
(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 11 for additional information).

Investment in Equity Securities of Energy Transfer

For the period of January 1, 2022 through September 30, 2022, OGE Energy accounted for its investment in Energy Transfer's equity securities as an equity investment with a readily determinable fair value under ASC 321, "Investments – Equity Securities." As of the end of September 2022, OGE Energy sold all of its 95.4 million Energy Transfer limited partner units, resulting in pre-tax net proceeds of $1,067.2 million. Prior to exiting its Energy Transfer investment, OGE Energy presented realized gains and losses of the equity securities, as well as dividend income from the investment, within the Other Income (Expense) section in its 2022 consolidated statement of income. During the year ended December 31, 2022, OGE Energy recognized a gain of $282.1 million related to its investment in Energy Transfer's equity securities. Due to OGE Energy's sale of all Energy Transfer limited partner units, at December 31, 2022, there was no unrecognized gain or loss related to the investment. During the year ended December 31, 2022, OGE Energy received distributions of $34.0 million from Energy Transfer, which are presented within Other Income in OGE Energy's 2022 consolidated statement of income.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2. Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, "Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures." The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. OGE Energy adopted this standard beginning with the 2024 Form 10-K with no material changes to disclosures. See Note 12 for OGE Energy's segment disclosures.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update require public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Further, the amendments require entities to disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Registrants adopted this standard effective January 1, 2025 and do not believe it will have a material impact on their financial statement disclosures.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." The amendments in this update improve financial reporting by requiring disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Registrants are evaluating the impact of this standard and do not believe it will have a material impact on their financial statement disclosures.

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

	Year Ended December 31,
(In millions)	2024	2023	2022
Residential	$1,116.4	$1,008.6	$1,272.6
Commercial	816.5	666.7	796.4
Industrial	248.6	235.2	322.1
Oilfield	225.7	210.0	306.3
Public authorities and street light	255.5	228.6	291.7
System sales revenues	2,662.7	2,349.1	2,989.1
Provision for rate refund and tax refund	(3.0)	2.0	(1.2)
Integrated market	74.5	71.6	163.8
Transmission	152.9	143.0	131.7
Other	29.5	41.6	20.8
Revenues from contracts with customers	$2,916.6	$2,607.3	$3,304.2

4. Leases

Based on their evaluation of all contracts under ASC 842, as described in Note 1, the Registrants concluded they have operating lease obligations as described below.

OG&E Railcar Lease Agreement

Effective February 1, 2024, OG&E renewed its railcar lease agreement for 770 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recoverable through OG&E's fuel adjustment clauses. On February 1, 2029, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement, it would be responsible for the difference between the actual fair value of the railcars and the stipulated fair market value, up to a maximum of $3.2 million. OG&E holds an additional railcar lease agreement for 135 rotary gondola railcars to transport coal with a term of October 1, 2022 to December 31, 2025.

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for OG&E's Centennial, OU Spirit and Crossroads wind farms with terms of eight to 12 years remaining, depending on the lease. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. While lease liabilities are not remeasured as a result of changes to the Consumer Price Index, changes to the Consumer Price Index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The OU Spirit and Crossroads leases each have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Financial Statement Information and Maturity Analysis of Lease Liabilities

The following tables present amounts recognized for operating leases in the Registrants' statements of income, statements of cash flows and balance sheets and supplemental information related to those amounts recognized.

	OGE Energy			OG&E
	Year Ended December 31,			Year Ended December 31,
(In millions)	2024	2023	2022	2024	2023	2022
Operating lease cost	$4.7	$6.4	$5.9	$4.7	$6.4	$5.9
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.5	$5.2	$5.3	$4.5	$5.2	$5.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.7	$—	$1.5	$5.7	$—	$1.5

	OGE Energy		OG&E
(Dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Right-of-use assets at period end (A)	$28.3	$25.9	$28.3	$25.9
Operating lease liabilities at period end (B)	$32.7	$30.5	$32.7	$30.5
Operating lease weighted-average remaining lease term (in years)	9.7	11.4	9.7	11.4
Operating lease weighted-average discount rate	4.2%	4.0%	4.2%	4.0%
(A)
Included in Property, Plant and Equipment in the Registrants' balance sheets.
(B)
Included in Other Deferred Credits and Other Liabilities in the Registrants' balance sheets.

The following table presents a maturity analysis of the Registrants' operating lease liabilities.

Future minimum operating lease payments as of December 31:	OGE Energy	OG&E
(In millions)
2025	$4.9	$4.9
2026	4.3	4.3
2027	4.3	4.3
2028	4.3	4.3
2029	3.2	3.2
Thereafter	19.5	19.5
Total future minimum lease payments	40.5	40.5
Less: Imputed interest	7.8	7.8
Present value of net minimum lease payments	$32.7	$32.7

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

The Registrants had no financial instruments measured at fair value on a recurring basis at December 31, 2024 and 2023. The following table presents the carrying amount and fair value of the Registrants' financial instruments at December 31, 2024 and 2023, as well as the classification level within the fair value hierarchy.

	2024		2023
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$346.9	$355.7	$—	$—	Level 2
OGE Energy Term Loan	$59.7	$60.0	$49.9	$50.0	Level 2
OG&E Senior Notes	$4,499.6	$4,174.9	$4,146.0	$3,922.3	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
OG&E Tinker Debt	$11.7	$9.0	$9.2	$7.1	Level 3

6. Stock-Based Compensation

In 2022, OGE Energy adopted, and its shareholders approved, the 2022 Stock Incentive Plan. The 2022 Stock Incentive Plan replaced the 2013 Stock Incentive Plan, and no further awards will be granted under the 2013 Stock Incentive Plan; however, as noted below, outstanding awards under the 2013 Stock Incentive Plan were settled in 2022, 2023, and 2024. Under the 2022 Stock Incentive

Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries, including OG&E. OGE Energy has authorized the issuance of up to 8,417,755 shares under the 2022 Stock Incentive Plan.

The tables designated as "OGE Energy" within this Note 6 include the OG&E standalone activity, as OGE Energy represents consolidated results.

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the years ended December 31, 2024, 2023 and 2022 related to performance units and restricted stock units for the Registrants' employees. As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2024	2023	2022	2024	2023	2022
Performance units	$7.9	$9.3	$7.2	$7.9	$2.2	$2.2
Restricted stock units	3.8	3.8	2.5	3.8	0.9	0.7
Total compensation expense	$11.7	$13.1	$9.7	$11.7	$3.1	$2.9
Income tax benefit	$2.8	$3.2	$2.3	$2.8	$0.7	$0.7

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

During the year ended December 31, 2024, OGE Energy issued 255,578 shares of new common stock pursuant to OGE Energy's 2013 Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

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

	OGE Energy			OG&E
	2024	2023	2022	2024	2023	2022
Number of units granted	275,499	213,442	216,437	275,499	65,069	60,923
Fair value of units granted	$35.86	$43.74	$41.10	$35.86	$43.74	$41.10
Expected dividend yield	5.1%	4.2%	4.8%	5.1%	4.2%	4.8%
Expected price volatility	19.9%	31.0%	9.0%	19.9%	31.0%	29.0%
Risk-free interest rate	4.41%	4.47%	1.71%	4.41%	4.47%	1.71%
Expected life of units (in years)	2.86	2.85	2.85	2.86	2.85	2.85

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

	OGE Energy			OG&E
	2024	2023	2022	2024	2023	2022
Restricted stock units granted	148,345	114,926	116,539	148,345	35,034	32,804
Fair value of restricted stock units granted	$32.74	$37.52	$35.72	$32.74	$37.52	$35.72

Performance Units and Restricted Stock Units Activity

The following tables present a summary of the activity for the Registrants' performance units and restricted stock units for the year ended December 31, 2024.

OGE Energy	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/23	652,118			223,146
Granted	275,499	(A)		148,345
Converted	(234,672)	(B)	$12.7	N/A
Vested	N/A			(101,130)	$4.2
Forfeited	(46,753)			(26,307)
Units/shares outstanding at 12/31/24	646,192		$42.5	244,054	$10.1
Units/shares fully vested at 12/31/24	191,918	(C)	$12.5	N/A	N/A

OG&E	Performance Units			Restricted Stock Units
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Units/shares outstanding at 12/31/23	183,837			64,244
Granted	275,499	(A)		148,345
Converted	(234,672)	(B)	$12.7	N/A
Vested	N/A			(101,130)		$4.2
Forfeited	(46,753)			(26,307)
Employee migration	468,281	(D)		158,902	(D)
Units/shares outstanding at 12/31/24	646,192		$42.5	244,054		$10.1
Units/shares fully vested at 12/31/24	191,918	(C)	$12.5	N/A		N/A
(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.
(B)
These amounts represent performance units that vested at December 31, 2023, which were settled in February 2024.
(C)
These amounts represent performance units that vested at December 31, 2024. Actual expected amounts to be paid out in 2025 will differ based on the percentage at which the performance metric was met and are dependent upon Compensation Committee approval.
(D)
As a result of OGE Energy's exit of its former midstream business and becoming primarily an electric company, all employees are directly employed by OG&E beginning in 2024.

The following tables present a summary of the activity for the Registrants' non-vested performance units and restricted stock units for the year ended December 31, 2024.

OGE Energy	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/23	417,446		$42.44	223,146	$36.64
Granted	275,499	(A)	$35.86	148,345	$32.74
Vested	(191,918)		$41.10	(101,130)	$41.29
Forfeited	(46,753)		$39.85	(26,307)	$35.13
Units/shares non-vested at 12/31/24	454,274		$39.28	244,054	$34.81

OG&E	Performance Units			Restricted Stock Units
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares		Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/23	120,331		$42.49	64,244		$36.68
Granted	275,499	(A)	$35.86	148,345		$32.74
Vested	(191,918)		$41.10	(101,130)		$41.29
Forfeited	(46,753)		$39.85	(26,307)		$35.13
Employee migration	297,115	(B)	$42.42	158,902	(B)	$36.62
Units/shares non-vested at 12/31/24	454,274		$39.28	244,054		$34.81
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

Fair Value of Vested Performance Units and Restricted Stock Units

The following table presents a summary of the Registrants' fair value for vested performance units and restricted stock units.

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2024	2023	2022	2024	2023	2022
Performance units	$7.9	$9.0	$6.2	$7.9	$2.4	$1.7
Restricted stock units	$3.6	$2.4	$2.1	$3.6	$0.6	$0.5

Unrecognized Compensation Cost

The following table presents a summary of the Registrants' unrecognized compensation cost for non-vested performance units and restricted stock units and the weighted-average periods over which the compensation cost is expected to be recognized.

	OGE Energy		OG&E
December 31, 2024	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units	$8.3	1.67	$8.3	1.67
Restricted stock units	3.9	1.68	3.9	1.68
Total unrecognized compensation cost	$12.2		$12.2

7. Income Taxes

Income Tax Expense (Benefit)

The following table presents the components of income tax expense (benefit).

	OGE Energy			OG&E
Year Ended December 31 (In millions)	2024	2023	2022	2024	2023	2022
Provision (benefit) for current income taxes:
Federal	$62.0	$46.1	$250.8	$72.7	$48.9	$(141.2)
State	0.8	(2.2)	28.8	3.0	3.7	(0.9)
Total provision (benefit) for current income taxes	62.8	43.9	279.6	75.7	52.6	(142.1)
Provision (benefit) for deferred income taxes, net:
Federal	8.0	18.1	(110.8)	9.0	18.8	219.9
State	8.3	(5.8)	(45.2)	8.5	(2.6)	(1.4)
Total provision (benefit) for deferred income taxes, net	16.3	12.3	(156.0)	17.5	16.2	218.5
Total income tax expense	$79.1	$56.2	$123.6	$93.2	$68.8	$76.4

OGE Energy files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. OG&E is a part of the consolidated income tax return of OGE Energy. With few exceptions, the Registrants are no longer subject to U.S. federal tax or state and local examinations by tax authorities for years prior to 2021. Income taxes are generally allocated to each company in the affiliated group, including OG&E, based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. Oklahoma investment tax credits are also earned on investments at electric generating facilities which further reduce OG&E's effective tax rate.

The following table presents a reconciliation of the statutory tax rates to the effective income tax rate.

	OGE Energy			OG&E
Year Ended December 31	2024	2023	2022	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.3	(1.3)	(1.0)	1.5	0.3	(0.4)
Stock-based compensation	(0.3)	0.1	—	(0.1)	—	—
Executive compensation limitation	0.2	0.2	0.1	0.1	—	—
Amortization of net unfunded deferred taxes	(6.3)	(7.0)	(3.2)	(5.8)	(6.7)	(5.0)
Remeasurement of state deferred tax liabilities	—	—	(0.6)	—	—	—
401(k) dividends	(0.2)	(0.3)	(0.2)	—	—	—
Other	(0.5)	(0.8)	(0.4)	(0.1)	(0.7)	(0.8)
Effective income tax rate	15.2%	11.9%	15.7%	16.6%	13.9%	14.8%

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The following table presents the components of Deferred Income Taxes at December 31, 2024 and 2023.

	OGE Energy		OG&E
December 31 (In millions)	2024	2023	2024	2023
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,809.5	$1,753.8	$1,809.5	$1,753.8
Regulatory assets	65.6	67.6	65.6	67.6
Pension Plan	22.0	21.8	38.6	37.9
Corporate owned life insurance	2.8	2.6	—	—
Bond redemption-unamortized costs	1.2	1.4	1.2	1.4
Income taxes recoverable from customers, net	(188.6)	(202.7)	(188.6)	(202.7)
State tax credits	(223.8)	(228.8)	(208.5)	(213.5)
Regulatory liabilities	(57.3)	(54.4)	(57.3)	(54.4)
Asset retirement obligations	(20.9)	(19.7)	(20.9)	(19.7)
Postretirement medical and life insurance benefits	(19.1)	(20.8)	(12.6)	(14.0)
Accrued liabilities	(15.7)	(13.2)	(9.8)	(5.5)
Deferred federal investment tax credits	(2.5)	(2.7)	(2.5)	(2.7)
Accrued vacation	(1.9)	(1.4)	(1.9)	(1.4)
Uncollectible accounts	(0.5)	(0.5)	(0.5)	(0.4)
Other	0.3	(2.2)	(1.6)	(5.6)
Total deferred income tax liabilities, net	$1,371.1	$1,300.8	$1,410.7	$1,340.8

As of December 31, 2024, the Registrants have classified $14.7 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

The following table presents a reconciliation of the Registrants' total gross unrecognized tax benefits as of the years ended December 31, 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Balance at January 1	$28.6	$20.7	$22.4
Tax positions related to current year:
Additions	—	7.9	—
Reductions	—	—	(1.7)
Balance at December 31	$28.6	$28.6	$20.7

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

Where applicable, the Registrants classify income tax-related interest and penalties as interest expense and other expense, respectively. With regard to uncertain tax positions, there were $0.6 million in income tax-related interest and no penalties recorded during the year ended December 31, 2024, and no interest or penalties recorded during the years ended December 31, 2023 and 2022.

As of December 31, 2024, 2023 and 2022, there were $22.6 million, $22.6 million and $16.4 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The following table presents a summary of the Registrants' tax credits carried forward as deferred tax assets. Under current law, the Registrants expect future taxable income will be sufficient to utilize all credits before they begin to expire after 2030.

	OGE Energy		OG&E
(In millions)	Carry Forward Amount	Deferred Tax Asset	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State tax credits:
Oklahoma investment tax credits	$264.3	$208.8	$245.0	$193.5	N/A
Oklahoma capital investment board credits	$12.8	$12.8	$12.8	$12.8	N/A
Oklahoma zero emission tax credits	$4.2	$2.2	$4.2	$2.2	2030

N/A - not applicable

8. Common Equity

OGE Energy

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 479,470 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan in 2024 and received proceeds of $17.1 million. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. or have shares purchased on the open market. At December 31, 2024, there were 4,322,596 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

(In millions except per share data)	2024	2023	2022
Net income	$441.5	$416.8	$665.7
Average common shares outstanding:
Basic average common shares outstanding	200.8	200.3	200.2
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.5	0.6	0.6
Diluted average common shares outstanding	201.3	200.9	200.8
Basic earnings per average common share	$2.20	$2.08	$3.33
Diluted earnings per average common share	$2.19	$2.07	$3.32
Anti-dilutive shares excluded from earnings per share calculation	—	—	—

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

Pursuant to the leverage restriction in OGE Energy's revolving credit agreement, OGE Energy must maintain a percentage of debt to total capitalization at a level that does not exceed 70 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $1.2 billion of OGE Energy's retained earnings from being paid out in dividends. Accordingly, approximately $2.3 billion of OGE Energy's retained earnings as of December 31, 2024 are unrestricted for the payment of dividends.

OG&E

There were no new shares of OG&E common stock issued in 2024, 2023 or 2022.

Dividend Restrictions

Pursuant to the Federal Power Act, OG&E is restricted from paying dividends from its capital accounts. Dividends are paid from retained earnings. Pursuant to the leverage restriction in OG&E's revolving credit agreement, OG&E must maintain a percentage of debt to total capitalization at a level that does not exceed 65 percent. The payment of cash dividends indirectly results in an increase in the percentage of debt to total capitalization, which results in the restriction of approximately $913.3 million of OG&E's retained earnings from being paid out in dividends. Accordingly, approximately $2.8 billion of OG&E's retained earnings as of December 31, 2024 are unrestricted for the payment of dividends.

9. Long-Term Debt

A summary of the Registrants' long-term debt is included in the statements of capitalization. At December 31, 2024, the Registrants were in compliance with all of their debt agreements.

Maturities of OGE Energy's consolidated long-term debt during the next five years consist of $32.4 million in 2025, $241.0 million in 2027, $500.0 million in 2028 and $350.0 million in 2029. Maturities of OG&E's long-term debt during the next five years consist of $32.4 million in 2025, $181.0 million in 2027 and $500.0 million in 2028. All other long-term debt of the Registrants matures after 2029.

The Registrants have previously incurred costs related to debt refinancing. Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset in the balance sheets. Unamortized debt expense and unamortized premium and discount on long-term debt are classified as Long-Term Debt in the balance sheets and are being amortized over the life of the respective debt.

In June 2024, OGE Energy entered into a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan and $60.0 million is considered a term loan. For the year ended December 31, 2024, OGE Energy had drawn $60.0 million on the term loan under this credit agreement at a weighted-average interest rate of 6.26 percent. For additional information related to this credit agreement, see Note 10.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.90%	—	4.75%	Muskogee Industrial Authority, January 1, 2025	$32.4
2.15%	—	4.85%	Muskogee Industrial Authority, June 1, 2027	56.0
2.15%	—	4.85%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as Long-Term Debt or as Long-Term Debt Due within One Year, as appropriate, in the balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

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

10. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements.

The following table presents information regarding the Registrants' revolving credit agreements at December 31, 2024.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate		Expiration
	(In millions)
OGE Energy (B)	$550.0	$469.3	4.84%	(F)	December 18, 2029 (G)
OGE Energy (C)	60.0	—	—	(F)	May 24, 2027
OG&E (D)(E)	550.0	0.4	1.20%	(F)	December 18, 2029 (G)
Total	$1,160.0	$469.7	4.84%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at December 31, 2024.
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
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2029. At December 31, 2024, there was $0.2 million intercompany borrowings under this agreement. At December 31, 2024, OG&E had $247.6 million in advances from parent.
(F)
Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit.
(G)
In December 2022, the Registrants entered into an amendment to their credit facility that gave each of the Registrants the option of extending such commitments for up to two additional one-year periods. On December 18, 2024, the Registrants utilized the second extension option for an additional one-year period extending the term until December 2029.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026.

11. Retirement Plans and Postretirement Benefit Plans

OGE Energy sponsors defined benefit pension plans, 401(k) savings plans and other postretirement plans covering certain employees of the Registrants. The columns and table designated as "OGE Energy" within this Note 11 include the OG&E standalone activity, as OGE Energy represents consolidated results.

Pension Plan and Restoration of Retirement Income Plan

OGE Energy periodically makes contributions to the Pension Plan considering information such as net periodic pension expense and funded status from OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy made a $10.0 million contribution to its Pension Plan in 2024 and did not make a contribution in 2023. OGE Energy expects to contribute $10.0 million to its Pension Plan in 2025, of which $5.0 million was contributed in January 2025. Any additional contribution to the Pension Plan during 2025 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2023 and 2022, the Registrants experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in the Registrants recording pension plan settlement charges as presented in the Pension Plan net periodic benefit cost tables below. The pension settlement charges did not require a cash outlay by the Registrants and did not increase total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

Obligations and Funded Status

The details of the funded status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the balance sheets for 2024 and 2023 are included in the following tables. These amounts have been recorded in Accrued Benefit Obligations with the offset in Accumulated Other Comprehensive Loss (except OG&E's portion, which is recorded as a regulatory asset as discussed in Note 1) in the balance sheets. The amounts in Accumulated Other Comprehensive Loss and those recorded as a regulatory asset represent a net periodic benefit cost to be recognized in the statements of income in future periods. The benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels.

	OGE Energy				OG&E
	Pension Plan		Restoration of Retirement Income Plan		Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Beginning obligations	$303.7	$358.5	$5.5	$5.8	$238.6	$288.5	$—	$0.5
Service cost	5.3	5.4	1.0	1.0	5.3	4.4	0.1	—
Interest cost	15.6	15.9	0.3	0.3	13.4	12.6	0.1	—
Plan settlements	—	(62.8)	—	(1.4)	—	(57.7)	—	(0.7)
Regulatory classification of certain pension costs	—	—	—	—	23.9	—	1.1	—
Actuarial losses (gains)	(2.9)	0.8	0.2	(0.2)	(2.2)	2.7	0.1	0.2
Benefits paid	(18.6)	(14.1)	—	—	(15.1)	(11.9)	—	—
Ending obligations	$303.1	$303.7	$7.0	$5.5	$263.9	$238.6	$1.4	$—

Change in plans' assets
Beginning fair value	$243.7	$293.0	$—	$—	$191.4	$238.9	$—	$—
Actual return on plans' assets	11.8	27.6	—	—	10.1	22.1	—	—
Employer contributions	10.0	—	—	1.4	10.0	—	—	0.7
Regulatory classification of certain pension costs	—	—	—	—	15.2	—	—	—
Plan settlements	—	(62.8)	—	(1.4)	—	(57.7)	—	(0.7)
Benefits paid	(18.6)	(14.1)	—	—	(15.1)	(11.9)	—	—
Ending fair value	$246.9	$243.7	$—	$—	$211.6	$191.4	$—	$—
Funded status at end of year	$(56.2)	$(60.0)	$(7.0)	$(5.5)	$(52.3)	$(47.2)	$(1.4)	$—
Accumulated postretirement benefit obligation	$289.4	$289.5	$6.8	$4.9	$250.2	$226.5	$1.4	$—

For the year ended December 31, 2024, Pension Plan actuarial gains were primarily due to an increased discount rate, partially offset by an increased interest crediting rate. For the year ended December 31, 2023, Pension Plan actuarial losses were primarily due to more lump sum payouts expected, partially offset by demographic experience.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
December 31 (In millions)	2024	2023	2024	2023
Change in benefit obligation
Beginning obligations	$103.3	$101.9	$77.3	$76.4
Service cost	0.1	0.1	0.1	0.1
Interest cost	5.2	5.2	3.9	3.9
Participants' contributions	3.5	3.4	2.4	2.4
Actuarial losses (gains)	(3.1)	4.9	(2.1)	4.0
Regulatory classification of certain pension costs	—	—	1.4	—
Benefits paid	(10.9)	(12.2)	(8.3)	(9.5)
Ending obligations	$98.1	$103.3	$74.7	$77.3

Change in plans' assets
Beginning fair value	$32.7	$32.8	$29.6	$29.8
Actual return on plans' assets	(1.6)	1.9	(1.4)	1.7
Employer contributions	6.3	6.8	4.9	5.2
Participants' contributions	3.5	3.4	2.4	2.4
Benefits paid	(10.9)	(12.2)	(8.3)	(9.5)
Ending fair value	$30.0	$32.7	$27.2	$29.6
Funded status at end of year	$(68.1)	$(70.6)	$(47.5)	$(47.7)

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

OGE Energy	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2024	2023	2022	2024	2023	2022
Service cost	$5.3	$5.4	$7.6	$1.0	$1.0	$1.1
Interest cost	15.6	15.9	15.7	0.3	0.3	0.2
Expected return on plan assets	(16.5)	(16.2)	(25.4)	—	—	—
Amortization of net loss	6.5	8.0	8.9	—	—	0.2
Amortization of unrecognized prior service cost (A)	—	—	—	0.3	0.3	0.2
Settlement cost	—	21.8	30.6	—	0.5	0.3
Net periodic benefit cost	$10.9	$34.9	$37.4	$1.6	$2.1	$2.0
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

OG&E	Pension Plan			Restoration of Retirement Income Plan
Year Ended December 31 (In millions)	2024	2023	2022	2024	2023	2022
Service cost	$5.3	$4.4	$6.2	$0.1	$—	$—
Interest cost	13.4	12.6	12.1	0.1	—	—
Expected return on plan assets	(14.0)	(12.9)	(19.6)	—	—	—
Amortization of net loss	6.2	6.9	7.4	—	—	—
Settlement cost	—	20.4	12.9	—	0.4	—
Total net periodic benefit cost	10.9	31.4	19.0	0.2	0.4	—
Plus: Amount allocated from OGE Energy	—	3.0	5.2	1.4	1.7	1.5
Net periodic benefit cost	$10.9	$34.4	$24.2	$1.6	$2.1	$1.5

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans in 2024, 2023 and 2022, the Registrants recognized the following:

Year Ended December 31 (In millions)	2024	2023	2022
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$5.8	$33.3	$15.2
Deferral of pension expense related to pension settlement charges included in the above line item:
Oklahoma jurisdiction (A)	$—	$20.1	$15.4
Arkansas jurisdiction (A)	$—	$1.9	$1.4
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy			OG&E
	Postretirement Benefit Plans			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2024	2023	2022	2024	2023	2022
Service cost	$0.1	$0.1	$0.2	$0.1	$0.1	$0.1
Interest cost	5.2	5.2	3.5	3.9	3.9	2.7
Expected return on plan assets	(1.6)	(1.7)	(1.8)	(1.4)	(1.6)	(1.6)
Amortization of net loss (gain)	(0.2)	(0.2)	1.5	—	—	1.5
Amortization of unrecognized prior service cost (A)	—	—	(3.8)	—	—	(3.6)
Total net periodic benefit cost (income)	3.5	3.4	(0.4)	2.6	2.4	(0.9)
Plus: Amount allocated from OGE Energy				0.5	0.5	—
Net periodic benefit cost (income)	$3.5	$3.4	$(0.4)	$3.1	$2.9	$(0.9)
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost or income amounts recognized, as presented in the table above, for the postretirement benefit plans in 2024, 2023 and 2022, the Registrants recognized the following:

Year Ended December 31 (In millions)	2024	2023	2022
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$2.3	$4.4	$0.6
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans in 2024, 2023 and 2022.

	OGE Energy			OG&E
(In millions)	2024	2023	2022	2024	2023	2022
Capitalized portion of net periodic pension benefit cost	$2.2	$2.2	$3.0	$2.2	$1.9	$2.5
Capitalized portion of net periodic postretirement benefit cost	$0.1	$0.1	$0.2	$0.1	$0.1	$0.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2024	2023	2022	2024	2023	2022
Assumptions to determine benefit obligations:
Discount rate	5.70%	5.40%	5.45%	5.70%	5.35%	5.40%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	4.25%	3.50%	3.50%	N/A	N/A	N/A
Assumptions to determine net periodic benefit cost:
Discount rate	5.40%	5.45%	4.01%	5.35%	5.40%	2.80%
Expected return on plan assets	7.00%	7.00%	7.00%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	N/A
Interest crediting rate	3.50%	3.50%	3.50%	N/A	N/A	N/A

N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date, unless a plan settlement occurs during the current year that requires an updated discount rate for net periodic cost measurement. For 2024 and 2023, the Pension Plan discount rates used to determine net periodic benefit cost are disclosed on a weighted-average basis.

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

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 6.50 percent in 2025 with the rates trending downward to 4.50 percent by 2033.

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

Pension Plan Investments

The following tables present the Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2024 and 2023. There were no Level 3 investments held by the Pension Plan at December 31, 2024 and 2023.

(In millions)	December 31, 2024	Level 1	Level 2	Net Asset Value (A)
Common stocks	$55.7	$55.7	$—	$—
U.S. Treasury notes and bonds (B)	49.3	49.3	—	—
Mortgage- and asset-backed securities	23.9	—	23.9	—
Corporate fixed income and other securities	50.3	—	50.3	—
Commingled fund (C)	13.4	—	—	13.4
Foreign government bonds	0.3	—	0.3	—
U.S. municipal bonds	0.1	—	0.1	—
Money market fund	0.9	—	—	0.9
Mutual funds	62.0	62.0	—	—
Preferred stocks	0.5	0.5	—	—
U.S. Treasury futures:
Cash collateral	0.1	0.1	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	256.6	$167.6	$74.7	$14.3
Interest and dividends receivable	1.5
Receivable from broker for securities sold	9.1
Payable to broker for securities purchased	(20.3)
Total OGE Energy Pension Plan assets	$246.9
Pension Plan investments attributable to affiliates	(35.3)
Total OG&E Pension Plan assets	$211.6

(In millions)	December 31, 2023	Level 1	Level 2	Net Asset Value (A)
Common stocks	$56.9	$56.9	$—	$—
U.S. Treasury notes and bonds (B)	42.4	42.4	—	—
Mortgage- and asset-backed securities	22.0	—	22.0	—
Corporate fixed income and other securities	54.6	—	54.6	—
Commingled fund (C)	13.8	—	—	13.8
Foreign government bonds	0.2	—	0.2	—
U.S. municipal bonds	0.3	—	0.3	—
Money market fund	1.3	—	—	1.3
Mutual fund	55.3	55.3	—	—
Preferred stocks	1.0	1.0	—	—
U.S. Treasury futures:
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	248.2	$155.9	$77.2	$15.1
Interest and dividends receivable	1.4
Receivable from broker for securities sold	8.3
Payable to broker for securities purchased	(14.2)
Total OGE Energy Pension Plan assets	$243.7
Pension Plan investments attributable to affiliates	(52.3)
Total OG&E Pension Plan assets	$191.4
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

Expected Benefit Payments

The following table presents the benefit payments the Registrants expect to pay related to the Pension Plan and Restoration of Retirement Income Plan. These expected benefits are based on the same assumptions used to measure the Registrants' benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	OGE Energy	OG&E
2025	$44.9	$40.4
2026	$29.7	$26.3
2027	$35.4	$24.9
2028	$28.9	$24.9
2029	$27.4	$24.9
2030-2034	$127.1	$110.5

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

Postretirement Plans Investments

The following tables present the postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2024 and 2023. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2024 and 2023.

(In millions)	December 31, 2024	Level 1	Level 3
Group retiree medical insurance contract	$13.6	$—	$13.6
Mutual funds	16.4	16.4	—
Total OGE Energy plan investments	$30.0	$16.4	$13.6
Plan investments attributable to affiliates	(2.8)
Total OG&E plan investments	$27.2

(In millions)	December 31, 2023	Level 1	Level 3
Group retiree medical insurance contract	$16.8	$—	$16.8
Mutual funds	15.9	15.9	—
Total OGE Energy plan investments	$32.7	$15.9	$16.8
Plan investments attributable to affiliates	(3.1)
Total OG&E plan investments	$29.6

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

Year Ended December 31 (In millions)	2024
Group retiree medical insurance contract:
Beginning balance	$16.8
Claims paid	(4.1)
Realized losses	(1.5)
Investment fees	(0.1)
Interest income	0.6
Net unrealized gains related to instruments held at the reporting date	1.9
Ending balance	$13.6

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table presents the gross benefit payments the Registrants expect to pay related to the postretirement benefit plans, including prescription drug benefits.

(In millions)	OGE Energy	OG&E
2025	$13.9	$10.5
2026	$11.3	$8.4
2027	$10.3	$7.7
2028	$9.4	$7.1
2029	$8.7	$6.6
2030-2034	$35.6	$27.6

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

No OGE Energy contributions are made with respect to a participant's rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OGE Energy contributed $21.4 million, $19.6 million and $17.1 million in 2024, 2023 and 2022, respectively, to the 401(k) Plan, of which $21.4 million, $16.0 million and $13.9 million, respectively, related to OG&E.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2024, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock. OGE Energy accounts for the contributions related to its executive officers in this plan as Accrued Benefit Obligations and accounts for the contributions related to OGE Energy's directors in this plan as Other Deferred Credits and Other Liabilities in the balance sheets. The investment associated with these contributions is accounted for as Other Property and Investments in the balance sheets. The appreciation of these investments is accounted for as Other Income, and the increase in the liability under the plan is accounted for as Other Expense in the statements of income.

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

12. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues would be recorded at prices comparable to those of unaffiliated customers and could be affected by regulatory considerations. In accordance with ASC Topic 280, “Segment Reporting,” the Registrants have identified their Chief Executive Officer as the “chief operating decision maker.” The Chief Executive Officer uses net income as the measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the years ended December 31, 2024, 2023 and 2022.

2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,985.3	$—	$—	$2,985.3
Fuel, purchased power and direct transmission expense	1,076.4	—	—	1,076.4
Other operation and maintenance	514.1	0.3	—	514.4
Depreciation and amortization	539.5	—	—	539.5
Taxes other than income	109.7	—	—	109.7
Operating income (loss)	745.6	(0.3)	—	745.3
Other income	31.9	2.4	(4.5)	29.8
Interest expense	214.4	44.6	(4.5)	254.5
Income tax expense (benefit)	93.2	(14.1)	—	79.1
Net income (loss)	$469.9	$(28.4)	$—	$441.5
Total assets	$13,581.3	$402.9	$(268.2)	$13,716.0
Capital expenditures	$1,090.9	$—	$—	$1,090.9

2023	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$2,674.3	$—	$—	$2,674.3
Fuel, purchased power and direct transmission expense	911.7	—	—	911.7
Other operation and maintenance	505.0	(2.4)	—	502.6
Depreciation and amortization	506.6	—	—	506.6
Taxes other than income	99.4	3.8	—	103.2
Operating income (loss)	651.6	(1.4)	—	650.2
Other income	43.5	8.1	(7.4)	44.2
Interest expense	199.9	28.9	(7.4)	221.4
Income tax expense (benefit)	68.8	(12.6)	—	56.2
Net income (loss)	$426.4	$(9.6)	$—	$416.8
Total assets	$12,642.6	$301.1	$(153.0)	$12,790.7
Capital expenditures	$1,178.2	$—	$—	$1,178.2

2022	Electric Company	Natural Gas Midstream Operations (A)	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$3,375.7	$—	$—	$—	$3,375.7
Fuel, purchased power and direct transmission expense	1,662.4	—	—	—	1,662.4
Other operation and maintenance	491.9	12.6	(3.1)	—	501.4
Depreciation and amortization	460.9	—	—	—	460.9
Taxes other than income	98.0	0.1	3.4	—	101.5
Operating income (loss)	662.5	(12.7)	(0.3)	—	649.5
Gain on equity securities	—	282.1	—	—	282.1
Other income	11.2	10.0	4.9	(2.1)	24.0
Interest expense	157.8	—	10.6	(2.1)	166.3
Income tax expense (benefit)	76.4	48.1	(0.9)	—	123.6
Net income (loss)	$439.5	$231.3	$(5.1)	$—	$665.7
Total assets	$12,410.5	$1.2	$683.7	$(550.7)	$12,544.7
Capital expenditures	$1,050.9	$—	$—	$—	$1,050.9

(A) During 2022, OGE Energy held an investment in Energy Transfer's equity securities and reported the investment's activity, as well as Enable legacy pension and postretirement costs, through the natural gas midstream operations segment. As of the end of September 2022, OGE Energy sold all of Energy Transfer's limited partner units; therefore, beginning in 2023, OGE Energy no longer has a natural gas midstream operations segment.

13. Commitments and Contingencies

Purchase Obligations and Commitments

The following table presents the Registrants' future purchase obligations and commitments estimated for the next five years.

(In millions)	2025	2026	2027	2028	2029	Total
Purchase obligations and commitments:
Minimum purchase commitments	$138.6	$82.2	$74.7	$63.7	$63.8	$423.0
Estimated wind power purchase commitments	56.9	57.3	57.8	58.4	58.6	289.0
Capacity commitments	33.0	40.2	41.4	—	—	114.6
Long-term service agreement commitments	35.7	43.8	17.7	3.0	3.1	103.3
Generation capacity construction commitments	141.7	33.8	—	—	—	175.5
Total purchase obligations and commitments	$405.9	$257.3	$191.6	$125.1	$125.5	$1,105.4

OG&E Minimum Purchase Commitments

OG&E has coal contracts for purchases through December 31, 2027. OG&E may also purchase coal through spot purchases on an as-needed basis. As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas base load agreements and call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E has natural gas transportation service contracts with Energy Transfer, ONEOK, Inc. and Southern Star, which grant these companies the responsibility of delivering natural gas to OG&E's generating facilities. The contracts with Energy Transfer end in December 2034, December 2038 and September 2045; the contracts with ONEOK, Inc. end in August 2037 and December 2045; and the contract with Southern Star ends in December 2034. OG&E also has natural gas storage agreements with ONEOK, Inc. for firm storage which ends in December 2027 and the Energy Transfer agreement for park and loan service ends in April 2027.

OG&E Estimated Wind Power Purchase Commitments

The following table presents OG&E's wind purchased power contracts.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table presents a summary of OG&E's wind power purchases for the years ended December 31, 2024, 2023 and 2022.

Year Ended December 31 (In millions)	2024	2023	2022
CPV Keenan	$25.4	$23.0	$25.8
Edison Mission Energy	23.3	20.5	24.9
NextEra Energy	5.6	5.3	7.3
Total wind power purchased	$54.3	$48.8	$58.0

OG&E Capacity Commitments

In 2022, the SPP approved an increase in the planning reserve margin from 12 percent to 15 percent. Due to near-term generation requirements, in 2023, OG&E entered into short-term power purchase agreements to meet the additional capacity needs in each of the years through 2027.

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

OG&E Generation Capacity Construction Commitments

OG&E has generation capacity construction projects at its existing Horseshoe Lake generating facility to install two combustion turbines totaling 448 MWs and at Tinker Air Force Base to install 96 MWs of combustion turbines. The new generating units are expected to be placed into service in late 2026.

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

Other

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. At the present time, based on currently available information, except as discussed below, the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows.

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

14. Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2024, 87 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and five percent to the FERC.

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

Capacity Power Purchase Agreement Cost Recovery

On October 4, 2023, OG&E filed an application with the APSC seeking approval of a methodology for recovery of capacity costs associated with short-term power purchase agreements entered into to meet capacity needs in each of the years between 2023 and 2027. On December 29, 2023, the Administrative Law Judge issued an order authorizing OG&E to defer to a regulatory asset its capacity costs associated with short-term power purchase agreements for 2023, along with a carrying charge at the commission-approved customer deposit interest rate. The order required OG&E and the parties to address treatment for any expenses beyond the calendar year 2023, and on November 5, 2024, the APSC approved a settlement agreement between OG&E and the APSC Staff and the Arkansas Attorney General which provides that OG&E will be able to defer these capacity costs in 2024 and beyond in the same manner as 2023.

OCC Proceedings

2022 Oklahoma Fuel Prudency

In June 2023, the Public Utility Division Staff filed their application initiating the review of the 2022 fuel adjustment clause and prudence review. The OCC issued an order on April 11, 2024 finding that OG&E's 2022 fuel costs and generation operations were prudent.

Oklahoma Demand Portfolio Filing

Pursuant to OCC rules, OG&E is required to propose, implement and administer a portfolio of demand and energy efficiency programs once every five years. On July 1, 2024, OG&E filed its proposed demand program five-year portfolio for the 2025 through 2029 program cycle, requesting recovery of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments. OG&E also requested an increase in the number of energy efficiency programs offered to customers and expansion of the programs to include additional opportunities for customers to achieve demand and energy savings. On October 17, 2024, OG&E entered into an uncontested settlement agreement authorizing its demand and energy efficiency programs, as proposed. On

December 10, 2024, the OCC issued an order approving the settlement and OG&E’s five-year demand portfolio in the manner proposed by OG&E in its July 2024 request.

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

APSC Proceedings

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

On December 30, 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake and Tinker Air Force Base.

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

Net payers of Z2 credits challenged the waiver, and the FERC ultimately reversed itself, denied the waiver and ordered the SPP to refund the payments made for 2008 through 2015 charges. OG&E and other net creditors challenged this reversal, but the U.S. Court of Appeals for the D.C. Circuit upheld the reversal in August 2021. Meanwhile, OG&E and other creditors filed complaints with the FERC against the SPP, contending that the SPP and not OG&E should bear the cost of any refunds resulting from the SPP's tariff violations and that SPP’s actions also violated its contracts. In June 2023, the FERC issued a final order granting the complaints in part but awarding no relief. OG&E and other complainants appealed this order to the U.S. Court of Appeals for the Eighth Circuit, which heard arguments on March 14, 2024 and on September 16, 2024, the U.S. Court of Appeals for the Eighth Circuit denied relief and upheld the FERC's decision.

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $14.0 million, which is net of amounts paid to other utilities for upgrades, plus interest at the FERC-approved rate. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP has submitted filings to the FERC outlining a refund process but stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings and the matter remains pending before the FERC. Of the $14.0 million, the Registrants would be impacted by $4.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $10.0 million in expense through rider mechanisms or the FERC formula rate. As of December 31, 2024, the Registrants have reserved $14.0 million plus estimated interest for a potential refund.

Effective July 1, 2020, the FERC approved an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery. This elimination of the Attachment Z2 revenue crediting would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor subsequent to July 2020. All of the existing projects that are eligible to receive revenue credits under Attachment Z2 will remain eligible, which includes the $14.0 million related to the refunds.

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

2023 Oklahoma General Rate Review

In December 2023, OG&E filed a general rate review in Oklahoma seeking a rate increase of $332.5 million and a 10.5 percent return on equity based on a common equity percentage of 53.50 percent. The rate review sought recovery of $1.3 billion of capital investment since the last general rate review. Prior to the hearing on the merits, on June 12, 2024, OG&E entered into an uncontested settlement agreement, which was also executed by the OCC Public Utility Division Staff, the Oklahoma Attorney General, the OG&E Shareholders Association, Oklahoma Industrial Energy Consumers and other intervenors. This settlement agreement resulted in an annual revenue requirement increase of $126.7 million. OG&E had the right to implement interim rates subject to refund beginning July 1, 2024 (180 days after the filing of its application on December 29, 2023). On July 1, 2024, OG&E implemented an annual interim rate increase in line with the settlement agreement, subject to refund based on final approval by the OCC.

On November 26, 2024, the OCC issued an interim order approving the settlement agreement. In addition to the annual base rate revenue increase of 126.7 million, other key terms of the uncontested settlement agreement, as approved in the interim order by the OCC, include, among others:

•
All recorded plant-in-service through March 31, 2024 is prudent and should be included in rate base;
•
There will be no change in OG&E's current return on equity of 9.5 percent, and OG&E's requested capital structure based on a common equity percentage of 53.50 percent would be approved;
•
OG&E will utilize depreciation rates based on the recommendations of the Federal Executive Agencies for production plant accounts, the Public Utility Division for transmission plant accounts, Oklahoma Industrial Energy Consumers for intangible plant accounts, and no change to existing rates for distribution and general plant accounts;
•
OG&E will include in expense any Oklahoma vegetation management operation and maintenance expenses up to $38.2 million annually and defer to a regulatory asset or liability the total level of expense less than or greater than the $38.2 million annual base level of expense. The regulatory asset will be up to $7.5 million in excess of the base rate level and no carrying charge will accrue on the regulatory asset/liability. The costs booked to the regulatory asset or liability will be subject to a prudence review in OG&E’s next general rate review; and

•
The one MW competitive load issues were litigated before the OCC, and the resolution of the one MW competitive load issue could impact the cost of service study, revenue allocation and OG&E’s tariffs.

Due to the November 26, 2024 OCC interim order approving the settlement agreement, no refund of interim rates was deemed necessary. OG&E is awaiting conclusion from the OCC regarding the one MW issue that is being separately addressed.

2023 Oklahoma Fuel Prudency

On June 10, 2024, the Public Utility Division Staff filed their application initiating the review of the 2023 fuel adjustment clause prudence review. OG&E filed its minimum filing requirements and direct testimony on August 9, 2024. The OCC Staff filed testimony on February 4, 2025 recommending that the OCC find OG&E's fuel costs prudent.

SPP Proceedings

Resource Capacity Accreditation

In July 2022, the SPP Board of Directors approved a new unit accreditation methodology for conventional generation which requires submittal to and approval from the FERC prior to becoming effective. On March 2, 2023, the FERC rejected the SPP’s proposed capacity accreditation methodology for wind and solar generators. Following the FERC’s rejection, the SPP began an extensive review of both the methodology proposed for thermal resources which had not yet been submitted to the FERC, and the accreditation methodology for wind and solar generators. These methodologies were reviewed and approved by both the Regional State Committee and the SPP Board of Directors in late October 2023 and were submitted to the FERC for approval on February 23, 2024. On January 16, 2025, the FERC accepted the SPP's proposed tariff revisions for each accreditation methodology to become effective October 1, 2025. OG&E is evaluating the impact of the FERC's acceptance of these accreditation methods, which may contribute to OG&E’s capacity needs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of OGE Energy Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025, expressed an unqualified opinion thereon.

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

February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2024 and 2023, the related statements of income and comprehensive income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025, expressed an unqualified opinion thereon.

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

February 18, 2025

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

The Registrants' management assessed the effectiveness of their internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2024, the Registrants' internal control over financial reporting is effective based on those criteria.

The Registrants' independent auditors have issued an attestation report on the Registrants' internal control over financial reporting. This report appears on the following page.

/s/ Sean Trauschke	/s/ Sarah R. Stafford
Sean Trauschke, Chairman of the Board, President	Sarah R. Stafford, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Charles B. Walworth
Charles B. Walworth
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OGE Energy Corp.

Opinion on Internal Control Over Financial Reporting

We have audited OGE Energy Corp.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, OGE Energy Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and consolidated statements of capitalization of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Oklahoma Gas and Electric Company

Opinion on Internal Control Over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and statements of capitalization of the Company as of December 31, 2024 and 2023, the related statements of income and comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 18, 2025

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OGE Energy maintains insider trading policies and procedures governing the purchase, sale, and/or other dispositions of OGE Energy’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to OGE Energy. It is also the policy of OGE Energy that it will not engage in transactions in OGE Energy securities while in possession of material non-public information relating to OGE Energy or its securities. A copy of OGE Energy's Insider Trading Policy is filed as Exhibit 19.01 to this Form 10-K.

OGE Energy. Information regarding OGE Energy's executive officers is set forth in "Part I, Item 1. Business - Information About the Registrants' Executive Officers." As permitted by General Instruction G of Form 10-K, the information required by Item 10, other than information regarding the executive officers, the Code of Ethics, and the insider trading policies and procedures will be set forth in OGE Energy's definitive proxy statement for the 2025 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2025. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 10 for OG&E has been omitted.

Item 11. Executive Compensation

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 11 will be set forth in OGE Energy's definitive proxy statement for the 2025 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2025. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 11 for OG&E has been omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 12 will be set forth in OGE Energy's definitive proxy statement for the 2025 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2025. Such proxy statement is incorporated herein by reference.

OG&E. Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Item 12 for OG&E has been omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

OGE Energy. As permitted by General Instruction G of Form 10-K, the information required by Item 13 will be set forth in OGE Energy's definitive proxy statement for the 2025 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission on or about April 1, 2025. Such proxy statement is incorporated herein by reference.

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

Fees for Principal Independent Accountants

Year Ended December 31	2024	2023
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,718,060	$1,476,500
Services in support of debt and stock offerings	198,600	62,000
Other (A)	337,720	358,375
Total audit fees (B)	2,254,380	1,896,875
Employee benefit plan audits	169,200	144,000
Other compliance services	40,370	79,530
Total audit-related fees	209,570	223,530
Assistance with examinations and other return issues	205,823	229,383
Review of federal and state tax returns	36,366	54,400
Total tax preparation and compliance fees	242,189	283,783
Total tax fees	242,189	283,783
Total fees	$2,706,139	$2,404,188
(A)
Includes reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, agreed-upon procedures and fees for consulting with the Registrants' executives regarding accounting issues.
(B)
The aggregate audit fees include fees billed for the audit of the Registrants' annual financial statements and for the reviews of the financial statements included in the Registrants' Quarterly Reports on Form 10-Q. For 2024, this amount includes estimated billings for the completion of the 2024 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2024 and 2023 for other services.

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

For 2024, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

(i)
The following financial statements are included in Part II, Item 8 of this Annual Report:

OGE Energy

•
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Balance Sheets at December 31, 2024 and 2023
•
Consolidated Statements of Capitalization at December 31, 2024 and 2023
•
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
•
Notes to Consolidated Financial Statements
•
Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)
•
Management's Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

OG&E

•
Statements of Income for the years ended December 31, 2024, 2023 and 2022
•
Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
•
Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•
Balance Sheets at December 31, 2024 and 2023
•
Statements of Capitalization at December 31, 2024 and 2023
•
Statements of Changes in Stockholder's Equity for the years ended December 31, 2024, 2023 and 2022
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

X
4.26

Supplemental Indenture No. 3 dated as of April 26, 2018, being a supplemental instrument to Exhibit 4.24 hereto. (Filed as Exhibit 4.04 to OGE Energy's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030) and incorporated by reference herein).

X
4.27

Supplemental Indenture No. 4 dated as of May 27, 2021, being a supplemental instrument to Exhibit 4.24 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 27, 2021 (File No. 1-12579) and incorporated by reference herein).

X
4.28

Supplemental Indenture No. 5 dated as of May 9, 2024, being a supplemental instrument to Exhibit 4.24 hereto. (Filed as Exhibit 4.01 to OGE Energy's Form 8-K filed May 9, 2024 (File No. 1-12579) and incorporated by reference herein).

X
4.29+	Description of Capital Stock.	X
10.01

Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

		X	X
10.02	Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power	X	X

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

		X	X
10.10*+	OGE Energy's Director Compensation.	X	X
10.11*+	OGE Energy's Executive Officer Compensation.	X	X
10.12*	OGE Energy's 2022 Stock Incentive Plan. (Filed as Appendix B to OGE Energy's Proxy Statement for the 2022 Annual Meeting of Shareholder (File No. 1-12579) and incorporated by reference herein).	X	X
10.13*

OGE Energy's 2023 Annual Executive Incentive Compensation Plan. (Filed as Exhibit 10.14 to OGE Energy's Form 10-K for the year ended December 31, 2022 (File No. 1-12579) and incorporated by reference herein).

		X	X
10.14*

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
10.18

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
10.19

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

X

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
10.22

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
10.23

Letter of extension dated as of December 18, 2024 for OGE Energy's and OG&E's credit agreements dated as of December 17, 2021, as amended, by and among OGE Energy and OG&E, for their respective credit facility, the Lenders thereto, Wells Fargo Bank, National Association, as Agent, JPMorgan Chase Bank, N.A. and Mizuho Bank, Ltd., as Co-Syndication Agents, and MUFG Bank, Ltd., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents. (Filed as Exhibit 10.01 to OGE Energy's Form 8-K filed December 18, 2024 (File No. 1-12579) and incorporated by reference herein).

		X	X
19.01+	OGE Energy Insider Trading Policy.	X	X
21.01+	Subsidiaries of OGE Energy.	X
23.01+	Consent of Ernst & Young LLP.	X
23.02+	Consent of Ernst & Young LLP.		X
24.01+	Power of Attorney.	X
24.02+	Power of Attorney.		X
31.01+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.02+	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.01+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02+	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
97.01	Executive Compensation Clawback Policy. (Filed as Exhibit 97.01 to OGE Energy's Form 10-K for the year ended December 31, 2023 (File No. 1-12579) and incorporated by reference herein).	X	X
99.01

Credit Agreement dated as of June 26, 2024 by and among OGE Energy Corp., the Lenders and BOKF NA, dba Bank of Oklahoma as Sole Administrative Agent, Sole Syndication Agent, Lead Arranger and Sole Bookrunner (Filed as Exhibit 99.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2024 (File No. 1-12579) and incorporated by reference herein).

		X	X
99.02	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).	X	X

99.03	Copy of the Settlement Agreement filed with the OCC on June 12, 2024. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 13, 2024 (File No. 1-12579) and incorporated by reference herein).	X	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).	X	X

* Represents executive compensation plans and arrangements.
+ Represents exhibits filed herewith. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

OGE ENERGY CORP.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
	(In millions)
Balance at December 31, 2022
Reserve for Uncollectible Accounts	$2.4	$2.8	$3.3	$1.9
Balance at December 31, 2023
Reserve for Uncollectible Accounts	$1.9	$5.7	$5.4	$2.2
Balance at December 31, 2024
Reserve for Uncollectible Accounts	$2.2	$4.0	$4.2	$2.0
(A)
Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 18th, 2025.

OGE ENERGY CORP.
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 18, 2025

/s/ Charles B. Walworth
Charles B. Walworth	Principal Financial Officer;	February 18, 2025

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 18, 2025

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 18, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 18th, 2025.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 18, 2025

/s/ Charles B. Walworth
Charles B. Walworth	Principal Financial Officer;	February 18, 2025

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer;	February 18, 2025

Frank A. Bozich	Director;
Peter D. Clarke	Director;
Cathy R. Gates	Director;
David L. Hauser	Director;
Luther C. Kissam, IV	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 18, 2025