Form 10-Q
period 2025-03-31
OGE ENERGY CORP.; OKLAHOMA GAS & ELECTRIC CO
filed 2025-04-30
CIK 1021635, 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

OGE Energy Corp. ☐ Yes ☑ No Oklahoma Gas and Electric Company ☐ Yes ☑ No

At March 31, 2025, there were 201,330,195 shares of OGE Energy Corp.'s common stock, par value $0.01 per share, outstanding.

At March 31, 2025, there were 40,378,745 of Oklahoma Gas and Electric Company's common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrants outstanding at such date.

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Program
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., collectively with its subsidiaries, holding company and parent company of OG&E
Other operations	Other operations primarily includes the operations of the holding company, other energy-related investments and consolidating eliminations
Pension Plan	Qualified defined benefit retirement plan
PM	Particulate matter
Regional Haze	The EPA's Regional Haze Rule
Registrants	OGE Energy and OG&E
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America
Winter Storm Uri	Unprecedented, prolonged extreme cold weather event in February 2021

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

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "forecast," "intend," "objective," "plan," "possible," "potential," "project," "target" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in the Registrants' 2024 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•
increased pension and healthcare costs;
•
national and global events that could adversely affect and/or exacerbate macroeconomic conditions, including inflationary pressures, interest rate fluctuations, supply chain disruptions, economic recessions, pandemic health events, tariffs and uncertainty surrounding continued hostilities or sustained military campaigns, and their collateral consequences;
•
costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and
•
other risk factors listed in the reports filed by the Registrants with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in the Registrants' 2024 Form 10-K.

The Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2025	2024
OPERATING REVENUES
Revenues from contracts with customers	$741.1	$582.6
Other revenues	6.6	14.2
Operating revenues	747.7	596.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	324.0	232.2
OPERATING EXPENSES
Other operation and maintenance	121.8	132.4
Depreciation and amortization	137.4	129.2
Taxes other than income	31.2	29.0
Operating expenses	290.4	290.6
OPERATING INCOME	133.3	74.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.0	4.7
Other net periodic benefit income (expense)	(2.6)	1.7
Other income	7.0	4.5
Other expense	(4.5)	(4.5)
Net other income	6.9	6.4
INTEREST EXPENSE
Interest on long-term debt	61.4	52.0
Allowance for borrowed funds used during construction	(4.5)	(3.4)
Interest on short-term debt and other interest charges	10.4	11.6
Interest expense	67.3	60.2
INCOME BEFORE TAXES	72.9	20.2
INCOME TAX EXPENSE	10.2	1.6
NET INCOME	$62.7	$18.6
BASIC AVERAGE COMMON SHARES OUTSTANDING	201.2	200.4
DILUTED AVERAGE COMMON SHARES OUTSTANDING	201.9	200.6
BASIC EARNINGS PER AVERAGE COMMON SHARE	$0.31	$0.09
DILUTED EARNINGS PER AVERAGE COMMON SHARE	$0.31	$0.09

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net income	$62.7	$18.6
Other comprehensive income (loss), net of tax:
Pension Plan and Restoration of Retirement Income Plan:
Amortization of prior service cost, net of tax of $0.1 and $0.1, respectively	—	—
Amortization of deferred net loss, net of tax of $0.0 and $0.0, respectively	0.1	0.1
Regulatory classification of certain pension costs, net of tax of $0.0 and $1.2, respectively	—	3.9
Postretirement benefit plans:
Amortization of deferred net gain, net of tax of $(0.1) and $0.0, respectively	—	(0.1)
Other comprehensive income, net of tax	0.1	3.9
Comprehensive income	$62.8	$22.5

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62.7	$18.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	137.4	129.2
Deferred income taxes and other tax credits, net	0.7	2.6
Allowance for equity funds used during construction	(7.0)	(4.7)
Stock-based compensation expense	3.0	3.2
Regulatory assets	(9.5)	(6.4)
Regulatory liabilities	0.2	(3.3)
Other assets	(4.7)	(4.5)
Other liabilities	11.2	20.7
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(48.8)	36.7
Income taxes receivable	—	(0.8)
Fuel, materials and supplies inventories	13.0	9.6
Fuel recoveries	(59.7)	16.0
Other current assets	0.3	5.1
Accounts payable	(59.4)	(102.0)
Other current liabilities	(23.5)	(37.0)
Net cash provided from operating activities	15.9	83.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(249.5)	(226.9)
Cost of removal and other	(14.2)	(16.6)
Net cash used in investing activities	(263.7)	(243.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	(0.1)	—
Payment of long-term debt	(32.4)	—
Increase in short-term debt	297.4	256.5
Increase in long-term borrowings under revolver	100.0	—
Dividends paid on common stock	(86.6)	(85.9)
Proceeds (costs) from issuance of common stock	3.1	0.1
Cash paid for employee equity-based compensation	(7.3)	(6.1)
Net cash provided from financing activities	274.1	164.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	26.3	4.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.6	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26.9	$4.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26.9	$0.6
Accounts receivable, less reserve of $1.6 and $2.0, respectively	274.0	240.6
Accrued unbilled revenues	90.0	74.6
Fuel inventories	135.6	148.3
Materials and supplies, at average cost	229.1	229.4
Fuel clause under recoveries	164.6	112.7
Other	88.6	88.9
Total current assets	1,008.8	895.1
OTHER PROPERTY AND INVESTMENTS
Other	125.7	124.2
Total other property and investments	125.7	124.2
PROPERTY, PLANT AND EQUIPMENT
In service	16,362.0	16,254.6
Construction work in progress	887.0	814.2
Total property, plant and equipment	17,249.0	17,068.8
Less: accumulated depreciation	5,035.8	4,982.2
Net property, plant and equipment	12,213.2	12,086.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	558.3	568.1
Other	47.2	42.0
Total deferred charges and other assets	605.5	610.1
TOTAL ASSETS	$13,953.2	$13,716.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$766.7	$469.3
Accounts payable	224.7	305.7
Dividends payable	84.8	84.7
Customer deposits	111.5	111.1
Accrued taxes	49.5	58.8
Accrued interest	72.8	63.8
Accrued compensation	32.5	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	1.5	9.3
Other	38.6	41.7
Total current liabilities	1,382.6	1,229.8
LONG-TERM DEBT	5,121.8	5,020.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	163.2	170.9
Deferred income taxes	1,388.3	1,371.1
Deferred investment tax credits	10.4	10.6
Regulatory liabilities	1,002.9	1,016.4
Other	268.3	255.4
Total deferred credits and other liabilities	2,833.1	2,824.4
Total liabilities	9,337.5	9,075.1
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Common stockholders' equity	1,166.7	1,167.9
Retained earnings	3,451.6	3,475.7
Accumulated other comprehensive loss, net of tax	(2.6)	(2.7)
Total stockholders' equity	4,615.7	4,640.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,953.2	$13,716.0

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OGE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	201.0	$2.0	$1,165.9	$3,475.7	$(2.7)	$4,640.9
Net income	—	—	—	62.7	—	62.7
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Dividends declared on common stock ($0.42125 per share)	—	—	—	(86.8)	—	(86.8)
Issuance of common stock	0.1	—	3.1	—	—	3.1
Stock-based compensation	0.2	—	(4.3)	—	—	(4.3)
Balance at March 31, 2025	201.3	$2.0	$1,164.7	$3,451.6	$(2.6)	$4,615.7

Balance at December 31, 2023	200.3	$2.0	$1,143.1	$3,373.7	$(7.2)	$4,511.6
Net income	—	—	—	18.6	—	18.6
Other comprehensive income, net of tax	—	—	—	—	3.9	3.9
Dividends declared on common stock ($0.41820 per share)	—	—	—	(86.1)	—	(86.1)
Stock-based compensation	0.2	—	(2.7)	—	—	(2.7)
Balance at March 31, 2024	200.5	$2.0	$1,140.4	$3,306.2	$(3.3)	$4,445.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2025	2024
OPERATING REVENUES
Revenues from contracts with customers	$741.1	$582.6
Other revenues	6.6	14.2
Operating revenues	747.7	596.8
FUEL, PURCHASED POWER AND DIRECT TRANSMISSION EXPENSE	324.0	232.2
OPERATING EXPENSES
Other operation and maintenance	121.8	132.4
Depreciation and amortization	137.4	129.2
Taxes other than income	31.2	29.0
Operating expenses	290.4	290.6
OPERATING INCOME	133.3	74.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.0	4.7
Other net periodic benefit income (expense)	(2.5)	1.8
Other income	5.3	2.0
Other expense	(0.9)	(1.9)
Net other income	8.9	6.6
INTEREST EXPENSE
Interest on long-term debt	55.6	51.1
Allowance for borrowed funds used during construction	(4.5)	(3.4)
Interest on short-term debt and other interest charges	5.7	3.7
Interest expense	56.8	51.4
INCOME BEFORE TAXES	85.4	29.2
INCOME TAX EXPENSE	14.4	4.0
NET INCOME	$71.0	$25.2
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$71.0	$25.2

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71.0	$25.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	137.4	129.2
Deferred income taxes and other tax credits, net	0.3	4.2
Allowance for equity funds used during construction	(7.0)	(4.7)
Stock-based compensation expense	3.0	3.2
Regulatory assets	(9.5)	(6.4)
Regulatory liabilities	0.2	(3.3)
Other assets	(3.5)	(3.6)
Other liabilities	12.2	28.5
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(48.8)	36.7
Fuel, materials and supplies inventories	13.0	9.6
Fuel recoveries	(59.7)	16.0
Other current assets	5.2	1.6
Accounts payable	(43.3)	(85.7)
Income taxes payable - parent	14.0	(0.2)
Other current liabilities	(37.8)	(25.7)
Net cash provided from operating activities	46.7	124.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(249.5)	(226.9)
Cost of removal	(13.9)	(16.2)
Net cash used in investing activities	(263.4)	(243.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	286.8	76.0
Proceeds from long-term debt	(0.1)	—
Payment of long-term debt	(32.4)	—
Increase in short-term debt	17.0	46.6
Increase in long-term borrowings under revolver	100.0	—
Dividends paid on common stock	(130.0)	—
Net cash provided from financing activities	241.3	122.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	24.6	4.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	0.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24.8	$4.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24.8	$0.2
Accounts receivable, less reserve of $1.6 and $2.0, respectively	273.5	240.1
Accrued unbilled revenues	90.0	74.6
Fuel inventories	135.6	148.3
Materials and supplies, at average cost	229.1	229.4
Fuel clause under recoveries	164.6	112.7
Other	78.0	83.2
Total current assets	995.6	888.5
OTHER PROPERTY AND INVESTMENTS	4.4	4.5
PROPERTY, PLANT AND EQUIPMENT
In service	16,355.9	16,248.5
Construction work in progress	887.0	814.2
Total property, plant and equipment	17,242.9	17,062.7
Less: accumulated depreciation	5,035.8	4,982.2
Net property, plant and equipment	12,207.1	12,080.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	558.3	568.1
Other	45.0	39.7
Total deferred charges and other assets	603.3	607.8
TOTAL ASSETS	$13,810.4	$13,581.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2025	2024
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term debt	$17.0	$—
Accounts payable	207.2	272.2
Advances from parent	418.4	247.6
Customer deposits	111.5	111.1
Accrued taxes	32.7	51.4
Accrued interest	65.6	61.4
Accrued compensation	32.5	53.0
Long-term debt due within one year	—	32.4
Fuel clause over recoveries	1.5	9.3
Other	38.6	41.8
Total current liabilities	925.0	880.2
LONG-TERM DEBT	4,714.9	4,614.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	95.8	102.2
Deferred income taxes	1,427.7	1,410.7
Deferred investment tax credits	10.4	10.6
Regulatory liabilities	1,002.9	1,016.4
Other	233.3	220.5
Total deferred credits and other liabilities	2,770.1	2,760.4
Total liabilities	8,410.0	8,254.9
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,592.5	1,589.5
Retained earnings	3,807.9	3,736.9
Total stockholder's equity	5,400.4	5,326.4
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,810.4	$13,581.3

The accompanying Combined Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
(In millions)	Shares	Value	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2024	40.4	$100.9	$1,488.6	$3,736.9	$5,326.4
Net income	—	—	—	71.0	71.0
Stock-based compensation	—	—	3.0	—	3.0
Balance at March 31, 2025	40.4	$100.9	$1,491.6	$3,807.9	$5,400.4

Balance at December 31, 2023	40.4	$100.9	$1,476.8	$3,397.0	$4,974.7
Net income	—	—	—	25.2	25.2
Stock-based compensation	—	—	3.2	—	3.2
Balance at March 31, 2024	40.4	$100.9	$1,480.0	$3,422.2	$5,003.1

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Registrants at March 31, 2025 and December 31, 2024, the results of the Registrants' operations for the three months ended March 31, 2025 and 2024 and the Registrants' cash flows for the three months ended March 31, 2025 and 2024 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2025 up to the date of issuance of these condensed financial statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Registrants' 2024 Form 10-K.

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

	March 31,	December 31,
(In millions)	2025	2024
REGULATORY ASSETS
Current:
Oklahoma fuel clause under recoveries	$164.6	$112.7
Oklahoma Energy Efficiency Rider under recoveries (A)	—	7.0
Other (A)	4.2	3.8
Total current regulatory assets	$168.8	$123.5
Non-current:
Oklahoma deferred storm expenses	$239.7	$244.3
Pension tracker	93.1	94.7
Benefit obligations regulatory asset	89.4	90.8
Arkansas Winter Storm Uri costs	61.1	63.0
Sooner Dry Scrubbers	16.2	16.4
Oklahoma SAP S/4 HANA deferred expenses	16.1	14.3
Arkansas deferred pension expenses	10.5	11.0
Oklahoma vegetation management program deferred costs	6.1	6.4
Unamortized loss on reacquired debt	6.1	6.3
COVID-19 impacts	5.1	5.4
Arkansas capacity power purchase agreements	3.6	3.5
Other	11.3	12.0
Total non-current regulatory assets	$558.3	$568.1
REGULATORY LIABILITIES
Current:
Oklahoma Energy Efficiency Rider over recoveries (B)	$7.4	$—
Oklahoma Investment Tax Credit over recoveries (B)	4.3	6.1
Arkansas fuel clause over recoveries	1.5	9.3
Other (B)	1.1	4.9
Total current regulatory liabilities	$14.3	$20.3
Non-current:
Income taxes refundable to customers, net	$763.3	$780.8
Accrued removal obligations, net	236.0	231.9
Other	3.6	3.7
Total non-current regulatory liabilities	$1,002.9	$1,016.4

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

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the components of accumulated other comprehensive income (loss) attributable to OGE Energy during the three months ended March 31, 2025 and 2024. All amounts below are presented net of tax.

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(8.8)	$6.1	$(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	0.1
Balance at March 31, 2025	$(8.7)	$6.1	$(2.6)

(In millions)	Pension Plan and Restoration of Retirement Income Plan	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(12.9)	$5.7	$(7.2)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(0.1)	—
Regulatory classification of certain pension costs	3.9	—	3.9
Balance at March 31, 2024	$(8.9)	$5.6	$(3.3)

The following table presents significant amounts reclassified out of accumulated other comprehensive income (loss) attributable to OGE Energy by the respective line items in net income during the three months ended March 31, 2025 and 2024.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in OGE Energy's Statements of Income
	Three Months Ended
	March 31,
(In millions)	2025	2024
Amortization of Pension Plan and Restoration of Retirement Income Plan items:
Actuarial losses	$(0.1)	$(0.1)	(A)
Prior service cost	(0.1)	(0.1)	(A)
	(0.2)	(0.2)	Income Before Taxes
	(0.1)	(0.1)	Income Tax Expense
	$(0.1)	$(0.1)	Net Income

Amortization of postretirement benefit plans items:
Actuarial gains	$0.1	$0.1	(A)
	0.1	0.1	Income Before Taxes
	0.1	—	Income Tax Expense
	$—	$0.1	Net Income

Total reclassifications for the period, net of tax	$(0.1)	$—	Net Income

(A)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 10 for additional information).

2. Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures." The amendments in this update require public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Further, the amendments require entities to disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Registrants adopted this standard effective January 1, 2025 and do not expect it to have a material impact on their annual financial statement disclosures.

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

	Three Months Ended March 31,
(In millions)	2025	2024
Residential	$283.6	$221.4
Commercial	206.6	148.8
Industrial	61.6	53.0
Oilfield	59.4	49.7
Public authorities and street light	60.5	51.0
System sales revenues	671.7	523.9
Provision for rate refund	3.0	—
Integrated market	21.3	15.0
Transmission	39.8	35.6
Other	5.3	8.1
Revenues from contracts with customers	$741.1	$582.6

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

The Registrants had no financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. The following table presents the carrying amount and fair value of the Registrants' financial instruments at March 31, 2025 and December 31, 2024, as well as the classification level within the fair value hierarchy.

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
OGE Energy Senior Notes	$347.2	$358.1	$346.9	$355.7	Level 2
OGE Energy Term Loan	$59.7	$60.0	$59.7	$60.0	Level 2
OG&E Senior Notes	$4,500.2	$4,240.3	$4,499.6	$4,174.9	Level 2
OG&E Revolving Credit Facility	$100.0	$100.0	$—	$—	Level 2
OG&E Industrial Authority Bonds	$103.0	$103.0	$135.4	$135.4	Level 2
OG&E Tinker Debt	$11.7	$9.2	$11.7	$9.0	Level 3

5. Stock-Based Compensation

The following table presents the Registrants' pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2025 and 2024 related to performance units and restricted stock units for the Registrants' employees.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2025	2024	2025	2024
Performance units	$2.1	$2.2	$2.1	$2.2
Restricted stock units	0.9	1.0	0.9	1.0
Total compensation expense	$3.0	$3.2	$3.0	$3.2
Income tax benefit	$0.7	$0.8	$0.7	$0.8

During the three months ended March 31, 2025, OGE Energy issued 234,476 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy payouts of earned performance units and restricted stock unit grants to the Registrants' employees.

During the three months ended March 31, 2025, OGE Energy granted 216,426 performance units (based on total shareholder return over a three-year period) and 116,532 restricted stock units (three-year cliff vesting period) to the Registrants' employees at $55.43 and $43.67 fair value per share, respectively.

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

7. Common Equity

Automatic Dividend Reinvestment and Stock Purchase Plan

OGE Energy issued 73,307 new shares of common stock under its Automatic Dividend Reinvestment and Stock Purchase Plan during the three months ended March 31, 2025 and received proceeds of $3.1 million. OGE Energy may, from time to time, issue additional shares under its Automatic Dividend Reinvestment and Stock Purchase Plan to fund capital requirements or working capital needs. As of March 31, 2025, there were 4,249,268 shares of unissued common stock reserved for issuance under OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan.

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

	Three Months Ended
	March 31,
(In millions, except per share data)	2025	2024
Net income	$62.7	$18.6
Average common shares outstanding:
Basic average common shares outstanding	201.2	200.4
Effect of dilutive securities:
Contingently issuable shares (performance and restricted stock units)	0.7	0.2
Diluted average common shares outstanding	201.9	200.6
Basic earnings per average common share	$0.31	$0.09
Diluted earnings per average common share	$0.31	$0.09
Anti-dilutive shares excluded from earnings per share calculation	—	—

8. Long-Term Debt

At March 31, 2025, the Registrants were in compliance with all of their debt agreements.

OG&E Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The following table presents information about these bonds, which can be tendered at the option of the holder during the next 12 months.

Series			Date Due	Amount
				(In millions)
1.85%	-	3.95%	Muskogee Industrial Authority, June 1, 2027	$56.0
1.85%	-	3.65%	Garfield Industrial Authority, October 1, 2039	47.0
Total (redeemable during next 12 months)				$103.0

OG&E repaid $32.4 million of Muskogee Industrial Authority bonds that matured on January 1, 2025.

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the remarketing of bonds does not result in short-term debt classification in the condensed balance sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

Issuance of Long-Term Debt

On April 1, 2025, OG&E issued $350.0 million of 5.80 percent senior notes due April 1, 2055. The proceeds from this issuance were added to OG&E's general funds to be used for the repayment of short-term debt and borrowings under its revolving credit facility, and to fund OG&E's capital investment program and working capital needs.

9. Credit Facilities and Short-Term Debt

The Registrants borrow, as necessary, by the issuance of commercial paper and by borrowings under their revolving credit agreements. The following table presents information regarding the Registrants' revolving credit agreements at March 31, 2025.

Entity	Aggregate Commitment	Amount Outstanding (A)	Weighted-Average Interest Rate (F)	Expiration
	(In millions)
OGE Energy (B)	$550.0	$550.0	4.72%	December 18, 2029
OGE Energy (C)	60.0	—	—%	May 24, 2027
OG&E (D)(E)	550.0	317.1	5.31%	December 18, 2029
Total	$1,160.0	$867.1	4.80%
(A)
Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at March 31, 2025. Typically, OGE Energy issues commercial paper to address consolidated operational activity, and OG&E will borrow from OGE Energy under the intercompany borrowing agreement as discussed below in footnote (E).
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
(D)
This bank facility is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2025, there was $100.0 million in outstanding borrowings at a weighted-average interest rate of 5.42 percent under the revolving credit facility, which was classified as Long-Term Debt in the Registrants' condensed balance sheet.
(E)
OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $450.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of December 18, 2029. At March 31, 2025, there was $418.4 million in advances to parent, of which $356.7 million is under the intercompany borrowing agreement.
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

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OGE Energy	March 31,		March 31,
(In millions)	2025	2024	2025	2024
Service cost	$1.4	$1.4	$0.3	$0.2
Interest cost	4.0	3.8	0.1	0.1
Expected return on plan assets	(4.1)	(3.7)	—	—
Amortization of net loss	1.5	1.7	—	—
Amortization of unrecognized prior service cost (A)	—	—	—	0.1
Net periodic benefit cost	$2.8	$3.2	$0.4	$0.4
(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
OG&E	March 31,		March 31,
(In millions)	2025	2024	2025	2024
Service cost	$1.4	$1.4	$—	$—
Interest cost	3.5	3.3	—	—
Expected return on plan assets	(3.5)	(3.2)	—	—
Amortization of net loss	1.4	1.6	—	—
Total net periodic benefit cost	2.8	3.1	—	—
Plus: Amount allocated from OGE Energy	—	—	0.4	0.4
Net periodic benefit cost	$2.8	$3.1	$0.4	$0.4

In addition to the net periodic benefit cost amounts recognized, as presented in the tables above, for the Pension and Restoration of Retirement Income Plans during the three months ended March 31, 2025 and 2024, the Registrants recognized the following:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Change in pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$(0.2)	$3.3
(A)
Included in the pension regulatory asset in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

	OGE Energy		OG&E
	Postretirement Benefit Plans		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2025	2024	2025	2024
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.3	1.0	1.0
Expected return on plan assets	(0.4)	(0.4)	(0.4)	(0.4)
Amortization of net gain (loss)	—	(0.1)	0.1	—
Total net periodic benefit cost	0.9	0.8	0.7	0.6
Plus: Amount allocated from OGE Energy			0.1	0.1
Net periodic benefit cost	$0.9	$0.8	$0.8	$0.7

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the postretirement benefit plans during the three months ended March 31, 2025 and 2024, the Registrants recognized the following:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Change in postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$—	$1.1
(A)
Included in the pension regulatory asset, as indicated in the regulatory assets and liabilities table in Note 1.

The following table presents the amount of net periodic benefit cost capitalized and attributable to each of the Registrants for OGE Energy's Pension Plan and postretirement benefit plans for the three months ended March 31, 2025 and 2024.

	OGE Energy		OG&E
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2025	2024	2025	2024
Capitalized portion of net periodic pension benefit cost	$0.6	$0.6	$0.6	$0.6
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$—	$—

Pension Plan Funding

In January 2025, OGE Energy made a $5.0 million contribution to its Pension Plan related to OG&E employees and expects to make an additional contribution of $5.0 million to the Pension Plan in 2025. The Registrants could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

11. Report of Business Segments

OGE Energy reports its operations primarily through a single segment, captioned "electric company," which is engaged in the generation, transmission, distribution and sale of electric energy. The "other operations" caption primarily includes the operations of the holding company and other energy-related investments. Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations. The Registrants' chief operating decision maker uses net income as a measure of reportable segment profit or loss to make operating decisions, allocate resources, and assess performance. The following tables, which include significant segment expenses, present the results of OGE Energy's business segments for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$747.7	$—	$—	$747.7
Fuel, purchased power and direct transmission expense	324.0	—	—	324.0
Other operation and maintenance	121.8	—	—	121.8
Depreciation and amortization	137.4	—	—	137.4
Taxes other than income	31.2	—	—	31.2
Operating income	133.3	—	—	133.3
Other income	8.9	1.2	(3.2)	6.9
Interest expense	56.8	13.7	(3.2)	67.3
Income tax expense (benefit)	14.4	(4.2)	—	10.2
Net income (loss)	$71.0	$(8.3)	$—	$62.7
Total assets	$13,810.4	$582.6	$(439.8)	$13,953.2
Capital expenditures	$249.5	$—	$—	$249.5

Three Months Ended March 31, 2024	Electric Company	Other Operations	Eliminations	Total
(In millions)
Operating revenues	$596.8	$—	$—	$596.8
Fuel, purchased power and direct transmission expense	232.2	—	—	232.2
Other operation and maintenance	132.4	—	—	132.4
Depreciation and amortization	129.2	—	—	129.2
Taxes other than income	29.0	—	—	29.0
Operating income	74.0	—	—	74.0
Other income	6.6	1.5	(1.7)	6.4
Interest expense	51.4	10.5	(1.7)	60.2
Income tax expense (benefit)	4.0	(2.4)	—	1.6
Net income (loss)	$25.2	$(6.6)	$—	$18.6
Total assets	$12,771.1	$375.1	$(228.2)	$12,918.0
Capital expenditures	$226.9	$—	$—	$226.9

12. Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to the financial statements included in the Registrants' 2024 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' material commitments and contingent liabilities.

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

13. Rate Matters and Regulation

Except as disclosed below, the circumstances set forth in Note 14 to the financial statements included in the Registrants' 2024 Form 10-K appropriately represent, in all material respects, the current status of the Registrants' regulatory matters.

Completed Regulatory Matters

OCC Proceedings

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
•
OG&E will utilize depreciation rates based on the recommendations of the Federal Executive Agencies for production plant accounts, the Public Utility Division for transmission plant accounts, Oklahoma Industrial Energy Consumers for intangible plant accounts, and no change to existing rates for distribution and general plant accounts; and
•
OG&E will include in expense any Oklahoma vegetation management operation and maintenance expenses up to $38.2 million annually and defer to a regulatory asset or liability the total level of expense less than or greater than the $38.2 million annual base level of expense. The regulatory asset will be up to $7.5 million in excess of the base rate level and no carrying charge will accrue on the regulatory asset/liability. The costs booked to the regulatory asset or liability will be subject to a prudence review in OG&E’s next general rate review.

Due to the November 26, 2024 OCC interim order approving the settlement agreement, no refund of interim rates was deemed necessary. On March 27, 2025, the OCC issued a final order in this matter, which affirmed its previous order approving the settlement agreement and approved the ALJ report on the remaining one MW issue with one exception. The one exception stated that in its next general rate review, OG&E shall directly assign the costs of transmission radials to new competitive load customers that are added to the system after November 1, 2023. No other changes were made to rates implemented effective July 1, 2024 after the November 26, 2024 interim order. While the OCC’s final order has been appealed, the rates will remain in effect.

2023 Oklahoma Fuel Prudency

On June 10, 2024, the Public Utility Division Staff filed their application initiating the prudence review of the 2023 fuel adjustment clause. The OCC issued an order on April 22, 2025 finding that OG&E's 2023 fuel costs and generation operations were prudent.

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

APSC Proceedings

Arkansas Prudence of Horseshoe Lake and Tinker Generation Facilities

On December 30, 2024, pursuant to orders in the generation construction notice filings, OG&E filed an application requesting a determination of prudence of action and initial contract costs for the generating units being constructed at Horseshoe Lake and Tinker Air Force Base. On March 10, 2025, at the request of APSC Staff, OG&E filed supplemental testimony detailing the contracts and additional information about initial costs of the projects.

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

If the FERC proceeds to order refunds in full, OG&E estimates it would be required to refund $14.0 million, which is net of amounts paid to other utilities for upgrades, plus interest at the FERC-approved rate. Payment of refunds would shift recovery of these upgrade credits to future periods. The SPP has submitted filings to the FERC outlining a refund process but stating some issues need the FERC's clarification before refunds can proceed. OG&E and other parties have commented on the filings and the matter remains pending before the FERC. Of the $14.0 million, the Registrants would be impacted by $4.0 million in expense that initially benefited the Registrants in 2016, and OG&E customers would incur a net impact of $10.0 million in expense through rider mechanisms or the FERC formula rate. As of March 31, 2025, the Registrants have reserved $14.0 million plus estimated interest for a potential refund.

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

On March 4, 2025, the Oklahoma Supreme Court issued a decision in one of the other companion cases and reversed itself, finding that OG&E may not “extend service” from third-party transmission facilities. This ruling was prospective in nature, which means OG&E may still serve the customers subject to the ruling, but in the future, OG&E may not extend services off of third-party transmission facilities.

2024 Oklahoma Fuel Prudency

On April 1, 2025, the Public Utility Division Staff filed their application initiating the prudence review of the 2024 fuel adjustment clause. OG&E expects to file its minimum filing requirements and direct testimony no later than June 1, 2025, in accordance with OCC rules.

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

OGE Energy's purpose is to energize life, providing life-sustaining and life-enhancing products and services that enrich its communities, encouraging growth and a higher quality of life. OGE Energy's purpose comes with a balanced approach to multifaceted stewardship: keeping its employees (internally referred to as "members") safe, reducing its environmental impact, strengthening its diverse communities and ensuring its effective corporate governance. OGE Energy's business model is centered around growth and sustainability for members, communities and customers and the owners of OGE Energy, its shareholders. OGE Energy is focused on creating long-term shareholder value by targeting the consistent growth of consolidated earnings per share of five to seven percent, supported by strong load growth enabled by low customer rates and a strategy of investing in lower risk infrastructure projects that improve the economic vitality of the communities it serves in Oklahoma and Arkansas. OGE Energy's long-term sustainability is predicated on providing exceptional customer experiences, strengthening the energy grid, investing in proven technologies to meet generation capacity needs, environmental stewardship, strong governance practices and caring for and supporting its members and communities. Further discussion of OGE Energy's strategy can be found in its 2024 Form 10-K.

Recent Developments

OG&E's Regulatory Matters

On March 27, 2025, the OCC issued a final order on the general rate review filed in December 2023, which finalized its previous interim order approving the settlement agreement and approved the ALJ report on the remaining one MW issue with one exception, as further discussed in Note 13 within "Item 1. Financial Statements."

Summary of OGE Energy Operating Results

Three Months Ended March 31, 2025 as compared to the Three Months Ended March 31, 2024

OGE Energy's net income was $62.7 million, or $0.31 per diluted share, during the three months ended March 31, 2025 as compared to $18.6 million, or $0.09 per diluted share, during the same period in 2024. The increase in net income of $44.1 million, or $0.22 per diluted share, is further discussed below.

•
An increase in net income at OG&E of $45.8 million, or $0.23 per diluted share of OGE Energy's common stock, was primarily due to higher operating revenues (excluding the impact of recoverable fuel, purchased power and direct transmission expense not impacting earnings) driven primarily by recovery of capital investments and load growth, as well as lower operation and maintenance expense, partially offset by higher income tax expense, higher depreciation expense driven by additional assets being placed into service, and higher interest expense driven by borrowings under OG&E's revolving credit agreement and senior notes issuance in August 2024.
•
An increase in net loss of other operations of $1.7 million, or $0.01 per diluted share of OGE Energy's common stock, was primarily due to higher interest expense driven by borrowings under OGE Energy's revolving credit agreement and OGE Energy's senior notes issuance in May 2024, partially offset by higher income tax benefit.

2025 Outlook

OGE Energy’s consolidated earnings remains unchanged from OGE Energy's original 2025 earnings guidance range of $447 million to $471 million, or $2.21 to $2.33 per average diluted share. OG&E is projected to earn approximately $491 million, or $2.43 per average diluted share. A loss of $32 million, or $0.16 per average diluted share is projected for other operations (primarily the holding company). The guidance assumes, among other things, approximately 202.1 million average diluted shares outstanding and normal weather for the remainder of the year. OG&E has significant seasonality in its earnings due to weather on a year over year basis. See OGE Energy's 2024 Form 10-K for other key factors and assumptions underlying its 2025 guidance.

Results of Operations

The following discussion and analysis presents factors that affected the Registrants' results of operations for the three months ended March 31, 2025 as compared to the same period in 2024 and the Registrants' financial position at March 31, 2025. Due to seasonal fluctuations and other factors, the Registrants' operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The following information should be read in conjunction with the condensed financial statements and notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
OGE Energy	March 31,
(In millions, except per share data)	2025	2024
Net income	$62.7	$18.6
Basic average common shares outstanding	201.2	200.4
Diluted average common shares outstanding	201.9	200.6
Basic earnings per average common share	$0.31	$0.09
Diluted earnings per average common share	$0.31	$0.09
Dividends declared per common share	$0.42125	$0.41820

Results by Business Segment

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net income (loss):
OG&E (Electric Company)	$71.0	$25.2
Other operations	(8.3)	(6.6)
OGE Energy net income	$62.7	$18.6

The following discussion of results of operations for OG&E includes intercompany transactions that are eliminated in OGE Energy's condensed consolidated financial statements.

OG&E (Electric Company)

	Three Months Ended
	March 31,
(Dollars in millions)	2025	2024
Operating revenues	$747.7	$596.8
Fuel, purchased power and direct transmission expense	324.0	232.2
Other operation and maintenance	121.8	132.4
Depreciation and amortization	137.4	129.2
Taxes other than income	31.2	29.0
Operating income	133.3	74.0
Allowance for equity funds used during construction	7.0	4.7
Other net periodic benefit income (expense)	(2.5)	1.8
Other income	5.3	2.0
Other expense	0.9	1.9
Interest expense	56.8	51.4
Income tax expense	14.4	4.0
Net income	$71.0	$25.2
Operating revenues by classification:
Residential	$287.3	$228.1
Commercial	208.8	153.4
Industrial	62.2	54.2
Oilfield	59.2	50.1
Public authorities and street light	60.8	52.3
System sales revenues	678.3	538.1
Provision for rate refund	3.0	—
Integrated market	21.3	15.0
Transmission	39.8	35.6
Other	5.3	8.1
Total operating revenues	$747.7	$596.8
MWh sales by classification (In millions)
Residential	2.5	2.3
Commercial	2.7	2.1
Industrial	1.0	1.0
Oilfield	1.1	1.1
Public authorities and street light	0.7	0.7
System sales	8.0	7.2
Integrated market	0.2	0.2
Total sales	8.2	7.4
Number of customers	908,851	899,871
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	5.345	3.483
Coal	2.745	3.100
Total fuel	3.905	3.238
Total fuel and purchased power	3.795	2.984
Degree days (A)
Heating - Actual	1,900	1,695
Heating - Normal	1,889	1,887
Cooling - Actual	19	12
Cooling - Normal	10	10

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

OG&E's net income increased $45.8 million, during the three months ended March 31, 2025, as compared to the same period in 2024. The following section discusses the primary drivers for the increase in net income during the three months ended March 31, 2025, as compared to the same period in 2024.

Operating revenues increased $150.9 million, or 25.3 percent, during the three months ended March 31, 2025, primarily driven by the below factors.

(In millions)	$ Change
Fuel, purchased power and direct transmission expense (A)	$91.8
Price variance (includes weather) (B)	37.1
Quantity impacts (includes weather) (C)	11.6
Non-residential demand and related revenues	5.4
New customer growth	4.2
Wholesale transmission revenue	3.6
Industrial and oilfield sales	0.2
Other	0.1
Guaranteed Flat Bill program (D)	(3.1)
Change in operating revenues	$150.9
(A)
These expenses are generally recoverable from customers through regulatory mechanisms and are offset in Fuel, Purchased Power and Direct Transmission Expense in the statements of income. The primary drivers of the changes in fuel, purchased power and direct transmission expense during the period are further detailed in the table below.
(B)
Increased primarily due to new rates effective July 1, 2024 resulting from the Oklahoma general rate review interim order received in November 2024 and finalized in March 2025.
(C)
Increased primarily due to a 12.1 percent increase in heating degree days and a 58.3 percent increase in cooling degree days.
(D)
The Guaranteed Flat Bill program allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year, which can result in variances when actual fuel and purchased power prices differ from what is included in Guaranteed Flat Bill program rates.

Fuel, purchased power and direct transmission expense for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. As described above, the actual cost of fuel used in electric generation and certain purchased power costs are generally recoverable from OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's fuel, purchased power and direct transmission expense increased $91.8 million, or 39.5 percent, during the three months ended March 31, 2025, primarily driven by the below factors.

(In millions)	$ Change
Fuel expense (A)	$19.0
Purchased power costs:
Purchases from SPP (B)	70.8
Wind	(0.6)
Other	(0.3)
Transmission expense	2.9
Change in fuel, purchased power and direct transmission expense	$91.8
(A)
Increased during the three months ended March 31, 2025 primarily due to higher fuel costs related to the generating assets utilized during the period.
(B)
Increased during the three months ended March 31, 2025 primarily due to higher market prices and increased MWhs purchased during the period.

Other operation and maintenance expense decreased $10.6 million, or 8.0 percent, during the three months ended March 31, 2025, primarily due to a decrease in payroll and benefits, net of capitalized labor, and timing of the energy efficiency program activities, partially offset by an increase in vegetation management activities as a result of the most recent Oklahoma rate review.

Depreciation and amortization expense increased $8.2 million, or 6.3 percent, during the three months ended March 31, 2025, primarily due to additional assets being placed into service and increased amortization of certain regulatory assets.

Net other income increased $2.3 million, or 34.8 percent, during the three months ended March 31, 2025, primarily due to increased allowance for equity funds used during construction driven by higher work in progress balances related to new generation projects as well as increased carrying charge for the higher fuel under recovery balance in 2025, partially offset by higher other net periodic benefit expense driven by changes to the level of pension expense included in base rates as a result of the most recent Oklahoma rate review.

Interest expense increased $5.4 million, or 10.5 percent, during the three months ended March 31, 2025, primarily due to the $350.0 million senior notes issuance in August 2024, as well as borrowings under OG&E's revolving credit agreement.

Income tax expense increased $10.4 million during the three months ended March 31, 2025, primarily due to higher pretax income, partially offset by an increase in federal and state tax credits recognized and higher amortization of unfunded deferred taxes.

Liquidity and Capital Resources

Cash Flows

OGE Energy

	Three Months Ended
	March 31,		2025 vs. 2024
(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided from operating activities (A)	$15.9	$83.0	$(67.1)	(80.8)%
Net cash used in investing activities (B)	$(263.7)	$(243.5)	$(20.2)	(8.3)%
Net cash provided from financing activities (C)	$274.1	$164.6	$109.5	66.5%
(A)
Changed primarily due to increased payments for fuel and purchased power.
(B)
Changed primarily due to timing of power delivery projects.
(C)
Changed primarily due to OG&E's $100.0 million increase in long-term revolver borrowings and an increase in commercial paper borrowings.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OGE Energy's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from OG&E's customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in OGE Energy's working capital balances at March 31, 2025 compared to December 31, 2024.

Cash and Cash Equivalents increased $26.3 million, primarily due to the timing of cash for general operating needs.

Accounts Receivable and Accrued Unbilled Revenues increased $48.8 million, or 15.5 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage in early 2025 as compared to late 2024.

Fuel Clause Under Recoveries increased $51.9 million, or 46.1 percent, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Short-Term Debt increased $297.4 million, or 63.4 percent, primarily due to increased borrowings for general operating needs. The Registrants borrow on a short-term basis, as necessary, through the issuance of commercial paper under their revolving credit agreements.

Accounts Payable decreased $81.0 million, or 26.5 percent, primarily due to the timing of vendor payments and a decrease in fuel and integrated market payables.

Accrued Compensation decreased $20.5 million, or 38.7 percent, primarily due to 2024 incentive compensation payouts that occurred in the first quarter of 2025.

Long-Term Debt due within One Year decreased $32.4 million, or 100.0 percent, due to the repayment of the Muskogee industrial authority bonds that matured in January 2025.

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

Capital Expenditures

OGE Energy's estimates of capital expenditures for the years 2025 through 2029 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2024 Form 10-K, and OGE Energy's estimates have not changed significantly at this time. The capital investments are customer-focused and targeted to maintain and improve the safety, resiliency and reliability of OG&E's distribution and transmission grid and generation fleet, enhance the ability of OG&E's system to perform during extreme weather events and to serve OG&E's growing customer base. Additional capital expenditures beyond those identified in the Registrants' 2024 Form 10-K, including additional incremental growth opportunities, will be evaluated based upon the requirements of OG&E's power supply, transmission and distribution operational teams and the expected resultant customer benefits. In May 2024, OG&E issued requests for proposals for resources to meet the capacity needs identified in its 2024 IRP. OG&E has selected proposed projects for contract negotiations. Once that process is complete, OG&E intends to file for approval of generation capacity investments and would expect to update its capital plan based on final orders received by state regulators. The annual level of investments in the transmission and distribution system could vary depending on the amount and timing of incremental generation capacity investments.

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

OGE Energy has unsecured five-year revolving credit facilities totaling $1.1 billion ($550.0 million for OGE Energy and $550.0 million for OG&E), which can also be used as letter of credit facilities. OGE Energy also has a $120.0 million floating rate unsecured three-year credit agreement, of which $60.0 million is considered a revolving loan. The following table presents information about OGE Energy's revolving credit agreements at March 31, 2025.

(Dollars in millions)	March 31, 2025
Balance of outstanding supporting letters of credit	$0.4
Weighted-average interest rate of outstanding supporting letters of credit	1.20%
Net available liquidity under revolving credit agreements, commercial paper borrowings and letters of credit	$292.9
Balance of cash and cash equivalents	$26.9

The following table presents information about OGE Energy's total short-term debt activity for the three months ended March 31, 2025.

(Dollars in millions)	Three Months Ended March 31, 2025
Average balance of short-term debt	$648.4
Weighted-average interest rate of average balance of short-term debt	4.71%
Maximum month-end balance of short-term debt	$766.7

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $1.0 billion in short-term borrowings at any one time for a two-year period beginning January 1, 2025 and ending December 31, 2026.

Issuance of Long-Term Debt

On April 1, 2025, OG&E issued $350.0 million of 5.80 percent senior notes due April 1, 2055. The proceeds from this issuance were added to OG&E's general funds to be used for the repayment of short-term debt and borrowings under its revolving credit facility, and to fund OG&E's capital investment program and working capital needs.

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

On April 14, 2025, Moody's Investors Service revised their ratings outlook on both OGE Energy and OG&E from stable to negative. Moody's Investors Service indicated that the revised outlook reflects pressure related to OG&E's capital expenditure plan and higher debt levels at the holding company.

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

In management's opinion, the areas where the most significant judgment is exercised include the determination of pension and postretirement plan assumptions, income taxes, contingency reserves, and regulatory assets and liabilities. The selection, application and disclosure of the critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2024 Form 10-K.

Commitments and Contingencies

In the normal course of business, the Registrants are confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, the Registrants have incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in the condensed financial statements. If the assessment indicates that a potential loss is not probable but reasonably possible, the nature of the contingent matter, together with an estimate of the range of possible loss if determinable and material, would be disclosed. At the present time, based on currently available information, except as disclosed in Note 12 within "Item 1. Financial Statements," the Registrants believe that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to their condensed financial statements and would not have a material adverse effect on their financial position, results of operations or cash flows. See Notes 12 and 13 within "Item 1. Financial Statements" for further discussion of the Registrants' commitments and contingencies.

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

Changes in presidential administrations can result in uncertainty regarding policy or initiatives relating to activities that may affect the environment. On March 12, 2025, the EPA announced that it would begin reconsideration of numerous regulations, including several that apply to OG&E. Further details are currently unknown; however, the EPA must still adhere to the legal requirements for enacting, revising, repealing, or replacing agency regulations. The Registrants cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause them to incur significant costs.

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

Cross State Air Pollution Rule

The EPA revised the NAAQS for ozone in 2015. Although Oklahoma complies with the revised standard, the Federal Clean Air Act of 1970, as amended, requires states to submit to the EPA for approval a SIP to prohibit in-state sources from contributing significantly to nonattainment of the NAAQS in another state. On October 28, 2018, Oklahoma submitted its SIP to the EPA related to these "Good Neighbor" requirements. On January 31, 2023, the EPA disapproved the SIPs of 19 states, including Oklahoma. On March 2, 2023, the Oklahoma Attorney General and the ODEQ jointly filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On March 16, 2023, OG&E filed a Petition for Review of the SIP disapproval in the Tenth Circuit. On June 6, 2023, OG&E, together with the Oklahoma Attorney General and other parties, jointly filed a motion with the Tenth Circuit requesting a stay of the EPA’s disapproval of the Oklahoma SIP; the stay was granted on July 27, 2023. On February 27, 2024, the Tenth Circuit issued a decision to transfer venue to the U.S. Court of Appeals for the District of Columbia and vacated oral argument originally scheduled for March 21, 2024 but did not vacate the stay it granted. On March 28, 2024, the Oklahoma Attorney General, on behalf of the parties noted above, petitioned the U.S. Supreme Court to review the Tenth Circuit’s decision to transfer the SIP disapproval cases to the D.C. Circuit, and on April 24, 2024, the D.C. Circuit ordered that the cases be held in abeyance pending action by the U.S. Supreme Court. On October 21, 2024, the U.S. Supreme Court granted review of the Tenth Circuit’s venue decision. On November 6, 2024, the D.C. Circuit ordered that the cases remain in abeyance pending the U.S. Supreme Court’s review of the Clean Air Act’s venue provision. On January 24, 2025, the EPA asked the U.S. Supreme Court to hold the briefing schedule in abeyance upon determination that the agency should reassess the basis for and soundness of the underlying disapproval action. However, on February 6, 2025, the U.S. Supreme Court denied the EPA's motion to hold the case in abeyance. Briefing concluded on February 18, 2025 and oral arguments at the U.S. Supreme Court occurred on March 25, 2025. The timing of a U.S. Supreme Court decision or further action at the D.C. Circuit is unknown.

In a separate but related matter, on April 6, 2022, the EPA also published a proposed FIP related to the "Good Neighbor" requirements intended to reduce interstate NOX emissions contributions. OG&E filed comments to the proposed FIP with the EPA on June 21, 2022. On June 5, 2023, the EPA published a final FIP for 23 states, including Oklahoma. The issuance of the FIP resulted from the EPA's aforementioned SIP disapprovals. Among other changes, the EPA finalized a revision of the current Oklahoma NOX emissions budget for electric generating units, including OG&E's units, which began in 2023. Under the terms of the FIP, the emissions budget will decline over time based on the level of reductions that the EPA has determined is achievable through particular emissions controls. OG&E’s analysis indicates that Oklahoma’s state budget for 2026 will be reduced by 34.5 percent from 2023 levels and that for 2027 it will be reduced by 50 percent from 2021 levels. In October 2023, several state and industry petitioners filed emergency applications for a stay of the EPA’s Good Neighbor FIP in the U.S. Supreme Court. On June 27, 2024, the U.S. Supreme Court granted the emergency applications and stayed the EPA's final FIP, pending review of petitioners' challenges in the D.C. Circuit Court. On February 6, 2025, the EPA requested that the D.C. Circuit Court not issue an opinion and place the case in abeyance for 60 days in order for the new EPA leadership to determine how they want to proceed in the litigation. The D.C. Circuit Court denied the EPA’s request on February 21, 2025. On March 10, 2025, the EPA filed a motion in the D.C. Circuit Court to voluntarily remand the Good Neighbor FIP without vacating it so the EPA can reconsider the rule; on April 14, 2025, the D.C. Circuit Court issued an order holding challenges to the EPA’s Good Neighbor FIP in abeyance and deferring oral argument pending the EPA’s review of the FIP. The D.C. Circuit Court directed parties to file status reports every 90 days, beginning July 14, 2025, and a motion to govern further proceedings within 30 days after the EPA completes its review. The timing of further action at the D.C. Circuit is unknown.

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

New Source Performance Standards

On December 13, 2024, the EPA published in the Federal Register a proposed rule that would revise the new source performance standards regulating NOx and SO2 emissions from new, modified, and reconstructed stationary combustion turbines. The EPA is proposing more stringent NOx emissions standards and to retain the existing SO2 standards. OG&E participated with trade associations to submit comments on the Proposed Rule on April 15, 2025. It is unknown what potential material impacts, if any, there will be from any final action by the EPA.

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

Mercury and Air Toxics Standards

On April 25, 2024, the EPA released the final revised Mercury and Air Toxics Standards regulation with a compliance date in July 2027. On May 8, 2024, a coalition of states, including Oklahoma, filed a challenge to the final rule in the D.C. Circuit Court and on June 7, 2024 filed a motion to stay the final rule which was ultimately denied. Subsequently, this coalition of states filed an emergency stay application with the U.S. Supreme Court on August 16, 2024. The U.S. Supreme Court denied the applications on October 4, 2024. On April 14, 2025, the EPA notified OG&E that the July 2027 compliance deadline would be extended to July 8, 2029. It is unknown what potential material impacts, if any, will be from further action by the EPA or final action by the D.C. Circuit Court.

Greenhouse Gas

OG&E monitors possible changes in legal standards for emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane. As discussed below, federal rules promulgated in 2024 under the Biden Administration will potentially impose requirements on fossil fuel assets, but the Trump Administration is evaluating energy-related regulations impacting reliability and affordability. If these recently promulgated rules are implemented and enforced as currently written or if legislation or regulations are passed at the federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases at OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

On May 9, 2024, the EPA published its final rule addressing emission guidelines under Section 111(d) for existing fossil fuel fired steam units, including both coal-fired and oil/gas-fired steam units, and revising performance standards under Section 111(b) for new gas turbines. Unlike the proposed rules, the final rules do not address existing simple and combined-cycle combustion turbine units; additional EPA rulemaking to address such units has not commenced.

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

On May 24, 2024, several groups of petitioners, including OG&E, which joined with Edison Electric Institute and three other declarants, filed motions for stay of the rule at the D.C. Circuit. The Court consolidated these motions and on July 19, 2024, denied all stay requests. On July 29, 2024, OG&E, jointly with Edison Electric Institute and another applicant, appealed the stay denial to the U.S. Supreme Court. Other industry and state petitioners, including Oklahoma, appealed the D.C. Circuit's stay denial to the U.S. Supreme Court as well. On October 16, 2024, the U.S. Supreme Court denied the stay request. Petitioners can seek another stay from the U.S. Supreme Court in the event the D.C. Circuit rules against them. Oral argument was held before the D.C. Circuit on December 6, 2024. However, on February 5, 2025, the EPA requested that the D.C. Court not issue an opinion and place the case in abeyance for 60 days in order for the new EPA leadership to determine how they want to proceed in the litigation; on February 19, 2025, the D.C. Circuit Court granted the EPA’s request. On April 21, 2025, the EPA filed an unopposed request for the D.C. Circuit Court to continue to hold the case in abeyance while the EPA reconsiders the final rule; on April 25, 2025, the D.C Circuit Court granted the EPA's request. It is unknown what the outcome of the litigation will be, or potential material impacts, if any, it will have on these new emission standards and guidelines, but the Registrants continue to plan for compliance and, if the new emission standards and guidelines are implemented as adopted, such compliance costs would be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the market risks affecting the Registrants from those discussed in the Registrants' 2024 Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of the Registrants' 2024 Form 10-K for a description of certain legal proceedings presently pending. Except as described in Notes 12 and 13 within "Part I - Item 1. Financial Statements," there are no new significant cases to report against the Registrants, and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Registrants' risk factors from those discussed in the Registrants' 2024 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description	OGE Energy	OG&E
4.01

Supplemental Indenture No. 25 dated as of April 1, 2025 between OG&E and BOKF, NA, as trustee, creating the OG&E Senior Notes (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 1, 2025 (File No. 1-1097) and incorporated by reference herein).

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

April 29, 2025